Form 10-Q
period 1995-03-31
CITIZENS BANKING CORP
filed 1995-05-15
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission file Number   0-10535

                         CITIZENS BANKING CORPORATION
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                          38-2378932
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Citizens Banking Center, Flint, Michigan               48502
(Address of principal executive offices)                 (Zip Code)

                                 (313) 766-7500
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X  Yes  ___ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at May 2, 1995
    Common Stock, No Par Value                    14,171,349 Shares


                        (This report contains 19 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                                      Page
                                                                                                      ------
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

    Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

    Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .     18




                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                               MARCH 31,        December 31,
(in thousands)                                                                   1995               1994
- - - - - - ------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                                      $  139,751      $  132,092
   Money market investments:
      Interest-bearing deposits with banks                                             148          20,135
      Federal funds sold                                                           110,000          60,000
      Term federal funds and other                                                  66,919          25,000
                                                                                ----------      ----------
             Total money market investments                                        177,067         105,135
   Securities available-for-sale:
      U.S. Treasury and federal agency securities                                  330,668         331,001
      State and municipal securities                                               223,490         226,424
      Other securities                                                              12,914           6,574
                                                                                ----------      ----------
          Total investment securities                                              567,072         563,999
   Loans:
      Commercial loans                                                             896,985         748,318
      Real estate - construction                                                    35,788          24,947
      Real estate - mortgage                                                       425,151         384,401
      Consumer installment                                                         921,159         581,252
      Lease financing                                                               68,458          77,303
                                                                                ----------      ----------
             Total loans                                                         2,347,541       1,816,221
      Less: Allowance for loan losses                                             (32,916)        (24,714)
                                                                                ----------      ----------
             Net loans                                                           2,314,625       1,791,507
   Premises and equipment                                                           63,229          52,533
   Cost-in-excess of assets acquired                                                72,380          15,830
   Other assets                                                                     50,471          42,727
                                                                                ----------      ----------
             TOTAL ASSETS                                                       $3,384,595      $2,703,823
                                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:                                                                    $  468,422      $  416,395
      Noninterest-bearing                                                              ---             ---
      Interest-bearing                                                           2,338,613       1,835,923
                                                                                ----------      ----------
             Total deposits                                                      2,807,035       2,252,318
   Federal funds purchased and securities sold
      under agreements to repurchase                                               123,321         125,581
   Other short-term borrowings                                                      13,767          20,850
   Other liabilities                                                                47,494          41,095
   Long-term debt                                                                  123,407           5,249
                                                                                ----------      ----------
             Total liabilities                                                   3,115,024       2,445,093
   SHAREHOLDERS' EQUITY
   Preferred stock - No par value                                                      ---             ---
   Common stock - No par value                                                      89,303          89,243
   Retained earnings                                                               185,814         181,393
   Net unrealized losses on securities available-for-sale, net of tax
       benefit                                                                      (5,546)        (11,906)
                                                                                ----------      ----------
             Total shareholders' equity                                            269,571         258,730
                                                                                ----------      ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $3,384,595      $2,703,823
                                                                                ==========      ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                     Three Months Ended
                                                                                         March 31,
(in thousands)                                                                     1995             1994
                                                                               ---------------------------

INTEREST INCOME
  Interest and fees on loans                                                       $42,491         $34,273
  Interest and dividends on investment securities:
    Taxable                                                                          5,191           5,343
    Nontaxable                                                                       2,438           2,770
  Money market investments                                                           1,701             389
                                                                                ----------      ----------
      Total interest income                                                         51,821          42,775
INTEREST EXPENSE
  Deposits                                                                          17,828          13,593
  Short-term borrowings                                                              1,558           1,066
  Long-term debt                                                                       882             121
                                                                                ----------      ----------
       Total interest expense                                                       20,268          14,780
                                                                                ----------      ----------
NET INTEREST INCOME                                                                 31,553          27,995
Provision for loan losses                                                            1,420           1,058
                                                                                ----------      ----------
      Net interest income after provision for loan losses                           30,133          26,937
NONINTEREST INCOME
  Trust fees                                                                         2,659           2,448
  Service charges on deposit accounts                                                2,191           2,136
  Bankcard fees                                                                      1,178           1,636
  Investment securities gains                                                           91             179
  Other                                                                              1,943           2,094
                                                                                 ---------       ---------
      Total noninterest income                                                       8,062           8,493
NONINTEREST EXPENSE
  Salaries and employee benefits                                                    14,801          13,907
  Equipment                                                                          2,245           2,064
  Occupancy                                                                          2,045           1,992
  FDIC insurance premiums                                                            1,356           1,236
  Bankcard fees                                                                        664           1,186
  Stationery and supplies                                                              737             657
  Postage and delivery                                                                 660             627
  Other                                                                              5,572           5,788
                                                                                ----------      ----------
      Total noninterest expense                                                     28,080          27,457
                                                                                ----------      ----------
INCOME BEFORE INCOME TAXES                                                          10,115           7,973
Income taxes                                                                         2,731           1,764
                                                                                ----------      ----------
NET INCOME                                                                         $ 7,384         $ 6,209
                                                                                ==========      ==========

Primary and Fully Diluted Income Per Share:                                          $0.51           $0.43
                                                                                     =====           =====
Average Shares Outstanding:
  Primary                                                                       14,477,417       14,482,705
  Fully Diluted                                                                 14,485,260       14,482,877

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                 1995                                1994
                                                              -----------      ----------------------------------------------
                                                                FIRST             Fourth            Third            Second
(in thousands)                                                 QUARTER           Quarter           Quarter           Quarter
                                                              -----------      ----------------------------------------------


COMMON STOCK
 Balance, beginning of quarter                                    $89,243          $89,202           $89,050           $89,909
    Exercise of stock options, net of shares purchased                 60               41               687               500
    Shares acquired for retirement                                    ---              ---               535             1,359
                                                                 --------         --------          --------          --------
 Balance, end of quarter                                           89,303           89,243            90,272            89,050
                                                                 --------         --------          --------          --------

RETAINED EARNINGS
 Balance, beginning of quarter                                    181,393          176,119           171,331           167,069
    Net income                                                      7,384            8,234             7,745             7,226
    Cash dividends                                                 (2,963)          (2,960)           (2,957)           (2,964)
                                                                 --------         --------          --------          --------
 Balance, end of quarter                                          185,814          181,393           176,119           171,331
                                                                 --------         --------          --------          --------

UNREALIZED GAIN (LOSS) ON
SECURITIES AVAILABLE-FOR-SALE
 Balance, beginning of quarter                                    (11,906)          (7,516)           (6,164)           (2,962)
    Net unrealized gain (loss), net of tax benefit                  6,360           (4,390)           (1,352)           (3,202)
                                                                 --------         --------          --------          --------
 Balance, end of quarter                                           (5,546)         (11,906)           (7,516)           (6,164)
                                                                 --------         --------          --------          --------
TOTAL SHAREHOLDERS' EQUITY                                       $269,571         $258,730          $257,805          $254,217
                                                                 ========         ========          ========          ========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                            Three Months Ended
                                                                                                 March 31,
       (In thousands)                                                                        1995           1994
                                                                                           --------       --------
       OPERATING ACTIVITIES:
         Net income                                                                          $7,384         $6,209
         Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for loan losses                                                         1,420          1,058
            Depreciation and amortization                                                     1,696          1,545
            Amortization of goodwill and other intangibles                                      697            375
            Net amortization on securities                                                      830            682
            Investment securities gains                                                         (91)          (179)
            Other                                                                            (3,040)        (4,123)
                                                                                          ---------      ---------
               Net cash provided by operating activities                                      8,896          5,567

       INVESTING ACTIVITIES:
         Net decrease (increase) in money market investments                                (48,832)        30,993
         Securities available-for-sale:
            Proceeds from sales                                                               5,983        102,975
            Proceeds from maturities                                                         52,347         32,738
            Purchases                                                                       (17,130)      (166,417)
         Net increase in loans and leases                                                    (3,134)       (19,608)
         Purchases of premises and equipment                                                 (1,416)        (2,086)
         Net cash used for acquisition of banks                                             (59,434)           ---
                                                                                          ---------      ---------
                   Net cash used by investing activities                                    (71,616)       (21,405)

       FINANCING ACTIVITIES:
         Net increase (decrease) in demand and savings deposits                             (64,660)        26,496
         Net increase in time deposits                                                       78,691         14,839
         Net increase (decrease) in short-term borrowings                                   (54,351)        11,573
         Proceeds from issuance of long-term debt                                           115,000            ---
         Principal reductions in long-term debt                                              (1,398)        (1,073)
         Cash dividends paid                                                                 (2,963)        (2,676)
         Proceeds from stock options exercised                                                   60            374
         Shares acquired for retirement                                                         ---         (2,092)
                                                                                          ---------      ---------
               Net cash provided by financing activities                                     70,379         47,441
                                                                                          ---------      ---------

       Net increase in cash and due from banks                                                7,659         31,603
       Cash and due from banks at beginning of period                                       132,092        113,303
                                                                                          ---------      ---------

       Cash and due from banks at end of period                                            $139,751       $144,906
                                                                                           ========       ========

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.


NOTE 2. IMPAIRED LOANS
  Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board Statements No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". The Statements require that impaired loans be carried at market value computed by one of three methods: market quotes, if available; the fair value of the underlying collateral, if collateral dependent; or the present value of expected future cash flows discounted at the loan's contractual effective interest rate. The Corporation maintains an allowance for loan losses for the difference between the market and book value of these impaired loans. The Corporation's income recognition policy on loan interest and fee income remains unchanged with the adoption of the
  Statements.   See additional discussion under the section entitled
  "Underperforming Assets" in this filing.


NOTE 3. ACQUISITION OF BANKS
  The first quarter results reflect one month of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition. The required pro-forma disclosures for a business combination accounted for as a purchase are incorporated by reference from Form 8K/A filed on April 27, 1995.



NOTE 4. RECLASSIFICATIONS
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of the Corporation's performance during the three-month period ended March 31, 1995. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1994 Annual Report on Form 10-K.

  SELECTED FINANCIAL DATA
                                                                                         Three Months Ended
                                                                                             March 31,
  (in thousands, except per share data)                                                  1995         1994
- - - - - - -------------------------------------------------------------------------------------------------------------
  FOR THE PERIOD
    Interest income                                                                     $51,821       $42,775
    Net interest income                                                                  31,553        27,995
    Provision for loan losses                                                             1,420         1,058
    Investment securities gains (losses)                                                     91           179
    Other noninterest income                                                              7,971         8,314
    Noninterest expense                                                                  28,080        27,457
    Income taxes                                                                          2,731         1,764
    Net income                                                                            7,384         6,209

    Cash dividends                                                                        2,963         2,676
  PER SHARE DATA
    Primary and fully diluted net income                                                  $0.51        $0.43
    Cash dividends                                                                         0.21         0.19
    Book value (end of period)                                                            19.06        18.06
    Market value (end of period close)                                                    26.50        22.75

  FINANCIAL RATIOS (ANNUALIZED)
    Return on average:
       Shareholders' equity                                                               11.40%        9.71%
       Earning assets                                                                      1.12         1.01
       Assets                                                                              1.03         0.93
    Net interest margin (FTE)                                                              4.95         4.78
    Net loan charge-offs to average loans                                                  0.09         0.09
    Average equity to average total assets                                                 9.02         9.60
    Nonperforming assets to loans plus other real estate
      (end of period)                                                                      0.95         1.32
    Nonperforming assets to total assets (end of period)                                   0.66         0.86

BALANCE SHEET TOTALS                                                  Percent
  At Period End (March 31)                                             Change
                                                                      --------
     Assets                                                              22.6%      $3,384,595    $2,761,047
     Loans                                                               30.5        2,347,541     1,799,279
     Deposits                                                            22.7        2,807,035     2,288,021
     Shareholders' equity                                                 6.1          269,571       254,016
  Average balances
     Assets                                                               7.8        2,914,172     2,703,151
     Loans                                                               12.6        1,998,318     1,774,031
     Deposits                                                             7.9        2,424,378     2,246,695
     Shareholders' equity                                                 1.3          262,741       259,374




PERFORMANCE SUMMARY
Selected financial data as of March 31, 1995 and 1994 and for the three month periods then ended are presented in the table on page 8. As shown, earnings
increased in 1995 resulting from higher net interest income.   This improvement
was offset in part by lower noninterest income, higher noninterest expense, provision for loan losses and income taxes. The first quarter results reflect one month of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition.

                         THREE MONTHS, 1995 VERSUS 1994

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the first three months of 1995 and 1994 are summarized on page 10. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                                 1995 Compared With 1994
                                                                               ---------------------------
                                                                                       Increase (Decrease)
                                                                                         Due to Change in
Three Months Ended March 31                                                 Net        -------------------
(in thousands)                                                            Change(1)    Rate(2)      Volume
- - - - - - ------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
     Time deposits with banks                                               $  139       $   89      $   50
     Federal funds sold                                                        909          540         369
     Term federal funds sold                                                   264           72         192
  Investment securities:
     Taxable                                                                  (152)         583        (735)
     Tax-exempt                                                               (332)         201        (533)
  Loans                                                                      8,218        3,406       4,812
                                                                            ------       ------      ------
         Total                                                               9,046        4,891       4,155
                                                                            ------       ------      ------
INTEREST EXPENSE:
  Deposits:
     Demand                                                                    124           46          78
     Savings                                                                   540          853        (313)
     Time                                                                    3,571        1,976       1,595
  Short-term borrowings                                                        492          571         (79)
  Long-term debt                                                               761           30         731
                                                                            ------       ------      ------
         Total                                                               5,488        3,476       2,012
                                                                            ------       ------      ------

NET INTEREST INCOME                                                         $3,558       $1,415      $2,143
                                                                            ======       ======      ======

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Net favorable rate and volume related variances in net interest income resulted in a 17 basis point improvement in net interest margin and a $3,558,000 increase in net interest income for the first three months of 1995 compared with the same period of 1994. The higher volume resulted primarily from the acquisition of the four new banks. These newly acquired banks contributed $1,655,000 to the increase in the net interest income for the period. A higher overall interest rate environment during the first quarter of 1995 when compared with the first quarter of 1994 resulted in increased yields on all categories of earning assets. The increased yields reflect the shift in monetary policy by the Federal Reserve Board which has prompted an increase in money market interest rates and a 2.75% increase in the prime lending rate since March 1994. Average yields on interest-bearing liabilities increased from 2.94% to 3.74% for the first quarter 1995 compared to the same period for
1994.   If market rates were to either increase or decrease in 1995, corresponding changes in funding costs would be considered to avoid a negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk."

               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                 1995                               1994
     Three Months Ended March 31                     ------------------------------      ----------------------------
     (in thousands)                                  AVERAGE               AVERAGE        Average               Average
                                                     BALANCE   INTEREST(1) RATE(2)       Balance   Interest(1)  Rate(2)
- - - - - - -----------------------------------------------------------------------------------------------------------------------
     EARNING ASSETS
      Money market investments:
       Interest earning deposits with banks            $14,143       $206     5.91%         $8,107       $67    3.35%
       Federal funds sold                               82,134      1,207     5.96          36,722       298    3.29
       Term federal funds sold                          20,096        288     5.82           2,889        24    3.34
      Investment securities(3):
       Taxable                                         385,004      5,191     5.43         446,725     5,343    4.82
       Nontaxable                                      181,985      2,438     8.28         225,210     2,770    7.42
      Loans and leases:
       Commercial                                      817,953     18,314     9.13         721,054    13,164    7.51
       Real estate                                     404,815      8,309     8.21         419,673     8,432    8.04
       Consumer                                        703,906     14,764     8.51         542,780    11,220    8.37
       Lease financing                                  71,644      1,104     6.16          90,525     1,457    6.14
                                                    ----------    -------    -----      ----------   -------   -----

         Total earning assets(3)                     2,681,680     51,821     8.02       2,493,685    42,775    7.18
                                                                  -------                            -------
     NONEARNING ASSETS
      Cash and due from banks                          138,607                             121,636
      Bank premises and equipment                       56,420                              54,072
      Other nonearning assets                           65,131                              56,586
      Allowance for loan losses                        (27,666)                            (22,828)
                                                   -----------                          ----------
         Total assets                               $2,914,172                          $2,703,151
                                                    ==========                          ==========

     INTEREST-BEARING LIABILITIES
      Deposits:
       Demand deposits                                $278,712      1,260     1.83        $260,485     1,136    1.77
       Savings deposits                                875,036      5,948     2.76         923,582     5,407    2.37
       Time deposits                                   864,666     10,620     4.98         704,097     7,050    4.06
       Repurchase agreements and other short-term
         borrowings                                    131,220      1,558     4.82         143,296     1,066    3.02
       Long-term debt                                   45,940        882     7.78          10,573       121    4.62
                                                    ----------    -------    -----      ----------   -------   -----
         Total interest-bearing liabilities          2,195,574     20,268     3.74       2,042,033    14,780    2.94
                                                                  -------                            -------

    NONINTEREST-BEARING LIABILITIES AND
    SHAREHOLDERS' EQUITY
      Demand deposits                                  405,964                             358,531
      Other liabilities                                 49,893                              43,213
      Shareholders' equity                             262,741                             259,374
                                                    ----------                          ----------
         Total liabilities and shareholders'
           equity                                   $2,914,172                          $2,703,151
                                                    ==========                          ==========

    NET INTEREST INCOME                                           $31,553                            $27,995
                                                                  =======                            =======
    NET INTEREST INCOME AS A PERCENT OF EARNING
        ASSETS                                                                4.95%                             4.78%




(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,511 and $1,769 for the three months ended March 31, 1995 and 1994, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three months ended March 31, 1995 and 1994 is provided below. The provision for loan losses increased $362,000 during the first quarter of 1995 compared with the same period of 1994. The allowance for loan losses increased $9,713,000 at March 31, 1995 compared to the prior year primarily due to the allowance of the acquired banks and lower net charge-offs during the past year.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                       Three Months Ended
                                                                                            March 31,
(In thousands)                                                                          1995         1994
- - - - - - -----------------------------------------------------------------------------------------------------------

Allowance for loan losses - beginning of period                                      $   24,714  $   22,547
   Allowance of Acquired Banks                                                            7,235         ---
   Charge-offs                                                                            1,507       1,309
   Recoveries                                                                             1,054         907
                                                                                     ----------  ----------
Net charge-offs                                                                             453         402
Provision for loan losses                                                                 1,420       1,058
                                                                                     ----------  ----------

Allowance for loan losses - end of period                                               $32,916     $23,203

Loans outstanding at period end                                                      $2,347,541  $1,799,279
Average loans outstanding during period                                               1,998,318   1,774,031

Allowance for loan losses as a percentage of loans outstanding at period end              1.40%       1.29%
Ratio of net charge-offs during period to average loans outstanding (annualized)          0.09        0.09
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)               18.2 x      14.4 x


The Corporation maintains formal policies and procedures to monitor and control credit risk. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure to foreign loans. The Corporation has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Based on present information, management believes the allowance for loan losses is adequate to meet presently known risks in the loan portfolio.

Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management has identified and devotes appropriate attention to credits which may not be performing as well as expected. Nonperforming loans are further discussed in the section entitled "Underperforming Assets."

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 1995 and 1994 follows:

NONINTEREST INCOME                                                 Three Months Ended       Changes in 1995
                                                                       March 31,           -----------------
(in thousands)                                                       1995       1994       Amount     Percent
- - - - - - -------------------------------------------------------------------------------------------------------------
   Trust fees                                                      $2,659      $2,448       $211        8.6%
   Service charges on deposit accounts                              2,191       2,136         55        2.6
   Bankcard fees                                                    1,178       1,636       (458)     (28.0)
   Brokerage and investment fees                                      255         349        (94)     (26.9)
   Other loan income                                                  373         471        (98)     (20.8)
   ATM network user fees                                              363         302         61       20.2
   Cash management services                                           213         219         (6)      (2.7)
   Safe deposit rentals                                               220         192         28       14.6
   Investment securities gains                                         91         179        (88)     (49.2)
   Other, net                                                         519         561        (42)       7.5
                                                                   ------      ------      -----
      Total noninterest income                                     $8,062      $8,493      $(431)      (5.1)
                                                                   ======      ======      =====


Including the effects of the four acquired banks, noninterest income in the first quarter of 1995 decreased 5.1% over the first quarter of 1994. Bankcard fees declined 28.0% primarily due to the discontinuance of the Travel Banking product line in early 1995 which provided merchant discount fee income. Brokerage fees declined 26.9% from the first quarter of 1994, due to lower
market penetration and a temporary reduction in staff.   Increased volume and
improved pricing strategies resulted in higher ATM network user fees. Other loan income decreased due to lower levels of gains on sales of mortgages to the secondary market as compared to the same period a year ago. Safe deposit income increased 14.6% over a year ago due in part to revenue from the four acquired banks.

Excluding the effect of the acquisition of the four acquired banks, noninterest income in the first quarter of 1995 decreased 11.2% from the first quarter of 1994.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the first quarter of 1995 compared with the same period of 1994 are summarized in the table below.

NONINTEREST EXPENSE                                                Three Months Ended       Changes in 1995
                                                                       March 31,           ------------------
(in thousands)                                                       1995       1994        Amount    Percent
- - - - - - -------------------------------------------------------------------------------------------------------------
   Salaries and employee benefits                                 $14,801     $13,907        $894        6.4%
   Equipment                                                        2,245       2,064         181        8.8
   Occupancy                                                        2,045       1,992          53        2.7
   FDIC insurance premiums                                          1,356       1,236         120        9.7
   Bankcard processing                                                664       1,186        (522)     (44.0)
   Stationery and supplies                                            737         657          80       12.2
   Postage and delivery                                               660         627          33        5.3
   Taxes other than income taxes                                      675         584          91       15.6
   Advertising and public relations                                   595         560          35        6.3
   Consulting and other professional fees                             378         309          69       22.3
   Legal, audit and examination fees                                  511         497          14        2.8
   Other loan fees                                                    345         329          16        4.9
   Other, net                                                       3,068       3,509        (441)     (12.6)
                                                                  -------     -------        ----
Total noninterest expense                                         $28,080     $27,457        $623        2.3
                                                                  =======     =======        ====



Excluding the one month effect of the four acquired banks, noninterest expense decreased 5.5% in the first quarter of 1995, compared with the first quarter of 1994.

SALARIES AND EMPLOYEE BENEFITS
The 6.4% increase in salaries and employee benefits in the first quarter of 1995 compared with the same period a year ago primarily reflects the effects of the acquired banks. Excluding the one month results of the acquired banks, salaries and employee benefits increased 0.5% or $63,000 during the first quarter. Cost savings attributable to staff reductions through attrition partially offset the effects of normal merit increases and higher health insurance and other benefit costs. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation including the newly acquired banks will continue to mitigate the need to replace staff lost through normal attrition.

OTHER NONINTEREST EXPENSE
The first quarter of 1995 including the results of the acquired banks, reflected a 44.0% decrease in bankcard processing expense due to the discontinuance of the Travel Banking product line in early 1995 which had previously generated significant amounts of interchange and other bankcard expense. Other expense categories, including supplies, taxes, and miscellaneous expenses, when adjusted for the one month effect of the acquired banks, increased only slightly when compared with the same period one year ago. Consulting and other professional services have increased 22.3%, or $69,000 as compared to the same period last year primarily due to system conversion costs associated with the newly acquired banks.

INCOME TAXES
Federal income tax expense increased to $2,731,000 for the first quarter of 1995 from $1,764,000 during the same period of 1994, an increase of $1,533,000. This increase resulted from higher pre-tax earnings and a slightly lower level of tax-exempt interest income.


BALANCE SHEET
The Corporation had total assets of $3,384,595,000 as of March 31, 1995, an increase of $680,772,000 or 25.2% from $2,703,823,000 as of December 31, 1994.
The newly acquired banks accounted for $730,000,000 of the increase including a preliminary cost-in-excess of the fair value of identifiable net assets acquired of $57,025,000. Total average earning assets amounted to $2,668,957,000 for the quarter ending March 31, 1995, compared with $2,500,541,000 for the quarter ending March 31, 1994, an increase of
$168,416,000 or 6.7%.   Average earning assets comprised 91.6% of average total
assets during the first quarter of 1995 compared with 92.5% in the first quarter of 1994.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 25.1% of average earning assets during the first quarter of 1995, compared with 29.0% for the same period of 1994. Average money market investment balances increased to 4.4% of total average earning assets during the first quarter of 1995 from 1.9% during the corresponding period of 1994. Overall, decreases in investment securities and money market investments as a percent of earning assets resulted from the purchase of the new acquired banks and the use of funds to support loan growth.

In December 1994, the Corporation adopted Financial Accounting Standards Board Statement No. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119"). This Statement defines a derivative as a future, forward, swap, option contract or other financial instrument with similar characteristics. The Statement requires expanded disclosures about these types of financial instruments. The Corporation does not invest in derivatives or related types of financial instruments except for Federal agency collaterized mortgage obligations and, therefore, the adoption of this Statement did not have a material effect.

LOANS AND LEASES
The Corporation extends credit primarily within the market areas of its seven banking subsidiaries; six located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 12.6% in the first quarter of 1995 compared with the same period of 1994 (1.3%
excluding the purchase of the newly acquired banks).   The real estate loan
portfolio decreased due to lower new loan volume and sale of mortgages in 1994 while the commercial and consumer loan portfolios increased.

UNDERPERFORMING ASSETS
Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board Statements No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". The Statements require impaired loans be carried at their market value which is determined by market quotes, if available; the fair value of the underlying collateral, if collateral dependent; or the present value of expected future cash flows discounted at the loan's contractual effective interest rate. An allowance for loan losses is maintained by the Corporation for all deficiencies on the loans for the amount of the difference
between the market and book value of the loan.   The Corporation's income
recognition policy on loan interest and fee income remains unchanged with the adoption of the Statements.

At March 31, 1995, loans considered to be impaired under the Statements totalled $22,235,000 (of which $11,651,000 were on a nonaccrual basis). Included within this amount is $8,022,000 of impaired loans for which the related allowance for loan losses is $1,356,000 and $14,213,000 of impaired loans that as a result of previous write-downs, do not have an allowance for loan losses. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was approximately $17,142,000. For the quarter ended March 31, 1995, the Corporation recognized interest income of $360,000, which included $198,000 of interest income recognized using the cash basis method of income recognition.

Underperforming assets consist of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. Certain of these loans are considered to be impaired under the Statements. The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan (including a loan impaired under the Statements) is placed on nonaccrual status when there are doubts regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status.

Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with the Statements, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Corporation has not taken possession of the collateral are classified in loans. In 1993, the Corporation amended its disclosure policy for assets in-substance foreclosed to comply with new regulatory guidelines. As a result, loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral were reclassified as nonaccrual real estate mortgage loans. This reclassification did not impact the Corporation's financial condition or results of operations.

The table below provides a summary of underperforming assets as of March 31, 1995, December 31, 1994 and March 31, 1994. Total underperforming assets amounted to $23,599,000 as of March 31, 1995, compared with $21,938,000 as of December 31, 1994 and $23,868,000 as of March 31, 1994. Overall, underperforming assets increased from December 31, 1994 due to increases in the nonaccrual and other real estate owned categories primarily the result of nonperforming assets of the acquired banks but declined as a percentage of total loans and assets.

UNDERPERFORMING ASSETS
                                                                  MARCH 31,      December 31,     March 31,
(in thousands)                                                       1995            1994            1994
- - - - - - -----------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS(1)
  Nonaccrual
    Less than 30 days past due                                      $ 5,657         $ 5,185         $ 3,715
    From 30 to 89 days past due                                         610           1,405           2,740
    90 or more days past due                                         12,409          11,566          15,335
                                                                    -------         -------         -------
      Total                                                          18,676          18,156          21,789
  Restructured                                                          394             299             158
                                                                    -------         -------         -------
      Total nonperforming loans                                      19,070          18,455          21,947
OTHER REAL ESTATE OWNED ("OREO")                                      3,175           2,230           1,768
                                                                    -------         -------         -------
      Total nonperforming assets                                     22,245          20,685          23,716

LOANS 90 DAYS PAST DUE (STILL ACCRUING)                               1,354           1,253             152
                                                                    -------         -------         -------
      Total underperforming assets                                  $23,599         $21,938         $23,868

Nonperforming loans as a percent of total loans                       0.81%           1.02%           1.22%
Nonperforming assets as a percent of total loans plus OREO             0.95            1.14            1.32
Nonperforming assets as a percent of total assets                      0.66            0.77            0.86

(1) Nonperforming loans include loans on which interest is recognized only upon receipt (nonaccrual) and those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured).

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of underperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions
change.   As of March 31, 1995 such credits amounted to $20,968,000 or  0.9% of total loans, compared with $15,257,000 or 0.8 % at December 31, 1994 and $18,935,000 or 1.1% as of March 31, 1994.


DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 7.9% in the first quarter of 1995 over the same period in 1994 (decline of 0.5% excluding the newly acquired banks). The shift in customer preferences from savings deposits to other deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings declined to $131,220,000 during the first quarter of 1995 compared with $143,296,000 during the same period of 1994. To finance the acquisition of the acquired banks, the Corporation's Parent company obtained $115,000,000 in long-term debt financing. The Parent services the debt's scheduled principal and interest payments with dividends
from the subsidiary banks.   In addition, long-term debt of $4,561,000 existing
on the acquisition date at the acquired banks was assumed by the Corporation as part of the acquisition. The transaction resulted in average long-term debt balances increasing to $45,940,000 during the first quarter of 1995 from $10,573,000 for the same period of 1994.


CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is the Corporation's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.

CAPITAL RATIOS                            Regulatory
                                            Minimum
                                           For "Well        MARCH 31,        December 31,       March 31,
                                         Capitalized"          1995              1994              1994
- - - - - - ---------------------------------------------------------------------------------------------------------
   Risk based capital:
      Tier I                                    6.0%              8.3              13.4              12.6
      Total capital                            10.0               9.6              14.7              13.8
   Tier I leverage                              5.0               7.0               9.5               8.7


COMMON AND PREFERRED STOCK
The Corporation maintains a stock repurchase program initiated in November 1987. During the first quarter of 1995, no shares were repurchased under this program. As of March 31, 1995, a total of 1,132,470 shares have been repurchased under this program at an average price per share of $14.31.

OTHER
Total shareholders' equity was $269,571,000 or $19.06 per share as of March 31, 1995, compared with $258,730,000 or $18.31 per share as of December 31, 1994 and $254,016,000 or $18.06 per share as of March 31, 1994. The Corporation declared cash dividends of $0.21 per share during the first quarter of 1995, an increase of 10.5% over the $0.19 per share declared during the same period in 1994.


LIQUIDITY AND DEBT CAPACITY

The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: average loans to deposits; total liquid assets (including cash, U.S. Treasury securities and short-term investments) to total deposits; and, total long-term debt to equity. These ratios are summarized in the table below.

KEY LIQUITY RATIOS                                 MARCH 31,           December 31,          March 31,
                                                     1995                  1994                1994
- - - - - - ------------------------------------------------------------------------------------------------------
Quarterly average:
   Loans to deposits                                   82.4%                80.0%                78.9%
   Liquid assets to deposits                           18.8                 19.1                 17.9
Total long-term debt to equity                         45.8                  2.0                  3.9


With the acquired banks, the Corporation's quarterly average loan to deposit ratio increased to 82.4% at March 31, 1995 from 80.0% at December 31, 1994. The acquisition was funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The funding increased the long-term debt to equity ratio to 45.8% at March 31, 1995 from 2.0% at December 31, 1994. The parent will service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly.
Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 1995 is illustrated in the table on the following page. As shown, the Corporation was in an "asset sensitive" position (had more rate sensitive assets than rate sensitive liabilities) of $252 million within the
one year time frame.   Traditional GAP analysis does not incorporate
adjustments for the magnitude or timing of noncontractual repricing. Because of these and the other inherent limitations of GAP analysis, management also uses simulation modeling to evaluate the impact of changes in interest rates and balance sheet configurations. Such simulations can be used to develop strategies which can limit interest rate risk and provide adequate liquidity.

INTEREST RATE SENSITIVITY
                                                                                             Multiple of Rate
                                                Rate Sensitive  Rate Sensitive              Sensitive Assets
(in millions)                                       Assets       Liabilities   Period Gap   to Liabilities
- - - - - - ------------------------------------------------------------------------------------------------------------
March 31, 1995
   Repricing or maturing:
     Within 30 days                               $  972          $  720           $252              1.35
     31-90 Days                                      125             193            (68)             0.65
     91-180 Days                                     151             184            (33)             0.82
     181-365 Days                                    318             217            101              1.47
                                                  ------          ------           ----
       TOTAL WITHIN 1 YEAR                         1,566           1,314            252              1.19
     1-5 Year                                      1,173             453            720              2.59
     Over 5 years                                    359             832(1)        (473)             0.43
                                                  ------          ------           ----
       Total                                      $3,098          $2,599           $499              1.19
                                                  ======          ======           ====

December 31, 1994
   Total within 1 year                             2,501           1,988            513              1.26

March 31, 1994
   Total within 1 year                             2,524           2,084            440              1.21


(1) Includes savings deposits of $511 million with no contractual repricing schedule. These deposit totals have generally not fluctuated in response to changes in market rates of other deposit alternatives.

                          PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On February 28, 1995 the Corporation completed the acquisition of the four affiliate banks of Banc One Corporation in East Lansing, Fenton, Sturgis and Ypsilanti, Michigan in a cash transaction for $115 million. The four branches have a combined asset base of $730 million and operate 21 branches. The banks were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan the Corporation's lead bank in the holding company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) 3. Exhibits:
       (11) Statement re: computation of per share earnings
       (27) Financial Data Schedule

(b)    Reports on Form 8-K

       During the three month period ending March 31, 1995, a report was filed on Form 8-K under Item 5, Other Events. The report dated February 28, 1995 and filed on March 13, 1995 announced the acquisition of the four Michigan subsidiaries of Banc One Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CITIZENS BANKING CORPORATION



Date    May 12, 1995            By  /s/ John W. Ennest
                                    -------------------------------------------
                                    John W. Ennest
                                    Vice Chairman of the Board, Treasurer
                                     and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)
                                    (Duly Authorized Signatory)

                                EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION                      PAGE
- - - - - - -----------                     -----------                      ----

11                          Statement re: computation
                            of per share earnings

27                          Financial Data Schedule