Form 10-Q
period 1995-06-30
CITIZENS BANKING CORP
filed 1995-08-14
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended      June 30, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ______________________

Commission file Number   0-10535

                         CITIZENS BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                       38-2378932
------------------------------------------        ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

One Citizens Banking Center, Flint, Michigan                  48502
--------------------------------------------           -------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (810) 766-7500
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        __X__  Yes  _____ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                           Outstanding at August 4, 1995
------------------------------                              -----------------------------
  Common Stock, No Par Value                                 14,217,880 Shares


                        (This report contains 24 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                                     Page
                                                                                                     ------
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .     22

    Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

    Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .     22

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                 JUNE 30,    December 31,
(in thousands)                                                                     1995          1994
--------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                       $  160,955    $  132,092
   Money market investments:
      Interest-bearing deposits with banks                                               62        20,135
      Federal funds sold                                                             45,000        60,000
      Term federal funds and other                                                  106,420        25,000
                                                                                 ----------    ----------
             Total money market investments                                         151,482       105,135
   Securities available-for-sale:
          U.S. Treasury and federal agency securities                               354,778       331,001
          State and municipal securities                                            219,341       226,424
          Other securities                                                           15,793         6,574
                                                                                 ----------    ----------
             Total investment securities                                            589,912       563,999
   Loans:
      Commercial loans                                                              919,533       760,087
      Real estate mortgage                                                          447,362       391,117
      Consumer installment                                                          959,767       587,714
      Lease Financing                                                                58,903        77,303
                                                                                 ----------    ----------
             Total loans                                                          2,385,565     1,816,221
      Less: Allowance for loan losses                                               (33,893)      (24,714)
                                                                                 ----------    ----------
             Net loans                                                            2,351,672     1,791,507
   Premises and equipment                                                            63,611        52,533
   Cost-in-excess of assets acquired                                                 70,919        15,830
   Other assets                                                                      47,548        42,727
                                                                                 ----------    ----------
             TOTAL ASSETS                                                        $3,436,099    $2,703,823
                                                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                                                        $  506,000    $  416,395
      Interest-bearing                                                            2,309,731     1,835,923
                                                                                 ----------    ----------
             Total deposits                                                       2,815,731     2,252,318
   Federal funds purchased and securities sold
      under agreements to repurchase                                                128,381       125,581
   Other short-term borrowings                                                       38,533        20,850
   Other liabilities                                                                 50,780        41,095
   Long-term debt                                                                   123,318         5,249
                                                                                 ----------    ----------
             Total liabilities                                                    3,156,743     2,445,093
   SHAREHOLDERS' EQUITY
   Preferred stock - No par value                                                       ---           ---
   Common stock - No par value                                                       89,491        89,243
   Retained earnings                                                                190,027       181,393
   Net unrealized losses on securities available-for-sale, net of tax                  (162)      (11,906)
                                                                                 ----------    ----------
             Total shareholders' equity                                             279,356       258,730
                                                                                 ----------    ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $3,436,099    $2,703,823
                                                                                 ==========    ==========
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                            Three Months Ended         Six  Months Ended
                                                                 June 30,                   June 30,
(in thousands)                                               1995         1994         1995          1994
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                $51,945      $35,612       $94,436     $69,885
  Interest and dividends on investment securities:
    Taxable                                                   5,667        5,979        10,858      11,322
    Nontaxable                                                2,367        2,642         4,805       5,412
  Money market investments                                    2,269          296         3,970         685
                                                            -------      -------        ------     -------
      Total interest income                                  62,248       44,529       114,069      87,304
                                                            -------      -------        ------     -------
INTEREST EXPENSE
  Deposits                                                   22,840       13,598        40,668      27,191
  Short-term borrowings                                       1,727        1,254         3,285       2,320
  Long-term debt                                              2,320          118         3,202         239
                                                            -------      -------        ------     -------
       Total interest expense                                26,887       14,970        47,155      29,750
                                                            -------      -------        ------     -------
NET INTEREST INCOME                                          35,361       29,559        66,914      57,554
Provision for loan losses                                     1,580        1,358         3,000       2,416
                                                            -------      -------        ------     -------
      Net interest income after provision for loan losses    33,781       28,201        63,914      55,138
                                                            -------      -------        ------     -------
NONINTEREST INCOME
  Trust fees                                                  2,840        2,447         5,499       4,895
  Service charges on deposit accounts                         2,559        2,143         4,750       4,279
  Bankcard fees                                               1,342        1,685         2,520       3,321
  Investment securities gains                                    13            9           104         188
  Other                                                       2,148        2,094         4,091       4,188
                                                            -------      -------        ------     -------
      Total noninterest income                                8,902        8,378        16,964      16,871
                                                            -------      -------        ------     -------
NONINTEREST EXPENSE
  Salaries and employee benefits                             16,515       14,020        31,316      27,927
  Equipment                                                   2,513        2,106         4,758       4,170
  Occupancy                                                   2,263        1,952         4,308       3,944
  FDIC insurance premiums                                     1,557        1,236         2,913       2,472
  Bankcard fees                                                 673        1,310         1,337       2,496
  Stationery and supplies                                       967          657         1,704       1,314
  Postage and delivery                                          766          618         1,426       1,245
  Other                                                       7,214        4,802        12,786      10,590
                                                            -------      -------        ------     -------
      Total noninterest expense                              32,468       26,701        60,548      54,158
                                                            -------      -------        ------     -------
INCOME BEFORE INCOME TAXES                                   10,215        9,878        20,330      17,851
Income taxes                                                  2,746        2,652         5,477       4,416
                                                            -------      -------        ------     -------
NET INCOME                                                  $ 7,469      $ 7,226       $14,853     $13,435
                                                            =======      =======       =======     =======

 Per Share:
    Primary                                                   $0.51        $0.50         $1.02       $0.93
    Fully Diluted                                             $0.51        $0.50         $1.02       $0.93
                                                              =====        =====         =====       =====

Average Shares Outstanding:
  Primary                                                    14,529       14,450        14,505      14,466
  Fully Diluted                                              14,579       14,461        14,561      14,471
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                          1995                               1994
                                                               ----------------------------      ------------------------------
                                                                 SECOND            First           Fourth            Third
(in thousands)                                                  QUARTER           Quarter         Quarter           Quarter
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of quarter                                     $89,303          $89,243          $89,202           $89,050
    Exercise of stock options, net of shares purchased                 188               60               41               687
    Shares acquired for retirement                                     ---              ---              ---              (535)
                                                                  --------         --------         --------          --------
 Balance, end of quarter                                            89,491           89,303           89,243            89,202
                                                                  --------         --------         --------          --------

RETAINED EARNINGS
 Balance, beginning of quarter                                     185,814          181,393          176,119           171,331
    Net income                                                       7,469            7,384            8,234             7,745
    Cash dividends                                                  (3,256)          (2,963)          (2,960)           (2,957)
                                                                  --------         --------         --------          --------
 Balance, end of quarter                                           190,027          185,814          181,393           176,119
                                                                  --------         --------         --------          --------

UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE
 Balance, beginning of quarter                                      (5,546)         (11,906)          (7,516)           (6,164)
    Net unrealized gain (loss), net of tax benefit                   5,384            6,360           (4,390)           (1,352)
                                                                  --------         --------         --------          --------
 Balance, end of quarter                                              (162)          (5,546)         (11,906)           (7,516)
                                                                  --------         --------         --------          --------

TOTAL SHAREHOLDERS' EQUITY                                        $279,356         $269,571         $258,730          $257,805
                                                                  ========         ========         ========          ========
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                              Six Months Ended
                                                                                                  June 30,
        (in thousands)                                                                       1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
        OPERATING ACTIVITIES:
          Net income                                                                        $14,853        $13,435
          Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                                        3,000          2,416
             Depreciation and amortization                                                    3,554          3,112
             Amortization of goodwill and other intangibles                                   2,028            750
             Net amortization on investment securities                                        1,526          1,524
             Investment securities gains                                                       (104)          (188)
             Other                                                                              246         (7,367)
                                                                                           --------       --------
                Net cash provided by operating activities                                    25,103         13,682
                                                                                           --------       --------
        INVESTING ACTIVITIES:
          Net decrease (increase) in money market investments                               (23,247)        15,993
          Securities available-for-sale:
             Proceeds from sales                                                              6,883        187,577
             Proceeds from maturities                                                        79,979         87,278
             Purchases                                                                      (60,904)      (263,322)
          Net increase in loans and leases                                                  (41,761)       (47,015)
          Purchases of premises and equipment                                                (3,500)        (2,726)
          Net cash used for acquisition of banks                                            (59,434)           ---
                                                                                           --------       --------
                Net cash used by investing activities                                      (101,984)       (22,215)
                                                                                           --------       --------
        FINANCING ACTIVITIES:
          Net increase (decrease) in demand and savings deposits                            (65,749)        26,578
          Net increase in time deposits                                                      88,476          6,137
          Net decrease in short-term borrowings                                             (24,525)        (2,150)
          Proceeds from issuance of long-term debt                                          115,000            ---
          Principal reductions in long-term debt                                             (1,487)        (2,303)
          Cash dividends paid                                                                (6,219)        (5,640)
          Proceeds from stock options exercised                                                 248            874
          Shares acquired for retirement                                                        ---         (3,451)
                                                                                           --------       --------
                Net cash provided by financing activities                                   105,744         20,045
                                                                                           --------       --------
        Net increase in cash and due from banks                                              28,863         11,512
        Cash and due from banks at beginning of period                                      132,092        113,303
                                                                                           --------       --------
        Cash and due from banks at end of period                                           $160,955       $124,815
                                                                                           ========       ========
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

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


NOTE 3. ACQUISITION OF BANKS
  The 1995 results reflect four months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition. The required pro-forma disclosures for a business combination accounted for as a purchase are incorporated by reference from Form 8K/A filed on April 27, 1995.


Note 4. Reclassifications
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and six month periods ended June 30, 1995. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1994 Annual Report on Form 10-K.

-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                   June 30,
                 (in thousands, except per share data)                          1995        1994           1995         1994
-----------------------------------------------------------------------------------------------------------------------------------
                 FOR THE PERIOD
                   Interest income                                            $62,248      $44,529      $114,069      $87,304
                   Net interest income                                         35,361       29,559        66,914       57,554
                     Provision for loan losses                                  1,580        1,358         3,000        2,416
                     Investment securities gains                                   13            9           104          188
                     Other noninterest income                                   8,889        8,369        16,860       16,683
                     Noninterest expense                                       32,468       26,701        60,548       54,158
                     Income taxes                                               2,746        2,652         5,477        4,416
                     Net income                                                 7,469        7,226        14,853       13,435
                     Cash dividends                                             3,256        2,964         6,219        5,640

                 PER SHARE DATA
                   Net income:
                     Primary                                                $    0.51    $    0.50     $    1.02  $      0.93
                     Fully diluted                                               0.51         0.50          1.02         0.93
                   Cash dividends                                                0.23         0.21          0.44         0.40
                   Book value (end of period)                                   --           --            19.69        18.08
                   Market value (end of period close)                           --           --            29.75        24.50
                 FINANCIAL RATIOS (ANNUALIZED)
                   Return on average:
                          Shareholders' equity                                  10.89%       11.44%        11.13%       10.57%
                          Earning assets                                         0.97         1.15          1.04         1.08
                          Assets                                                 0.89         1.06          0.95         1.00
                   Net interest margin (FTE)                                     4.77         4.97          4.85         4.88
                   Net loan charge-offs to average loans                         0.10         0.23          0.10         0.16
                   Average equity to average total assets                        8.15         9.27          8.55         9.43
                   Nonperforming assets to loans plus other real estate
                     (end of period)                                                                        0.98         1.11
                   Nonperforming assets to total assets (end of period)                                     0.68         0.74

BALANCE SHEET TOTALS                                                                       Percent
  At Period End (June 30)                                                                  Change
                                                                                           ------
         Assets                                                                              25.4     $3,436,099   $2,739,181
         Loans                                                                               30.7      2,385,565    1,825,542
         Deposits                                                                            23.5      2,815,731    2,279,337
         Shareholders' equity                                                                 9.9        279,356      254,217
  Average balances
         Assets                                                                              15.8      3,147,457    2,717,663
         Loans                                                                               22.0      2,182,585    1,789,132
         Deposits                                                                            15.1      2,607,065    2,264,368
         Shareholders' equity                                                                 4.9        269,006      256,332
-----------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of June 30, 1995 and 1994 and for the three and six month periods then ended are presented in the table on page 8. As shown,
earnings increased in 1995 resulting from higher net interest income.   This
improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes. The first six months results reflect four months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition.

                    SIX MONTHS, 1995 VERSUS SIX MONTHS, 1994

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the first six months of 1995 and 1994 are summarized on page 10. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                                1995 Compared With 1994
                                                                        --------------------------------------
                                                                                         Increase (Decrease)
                                                                                           Due to Change in
Six Months Ended June 30                                                    Net       ------------------------
(in thousands)                                                            Change(1)     Rate (2)        Volume
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
         Time deposits with banks                                          $   136       $    90        $    46
         Federal funds sold                                                  1,853           979            874
         Term federal funds sold and other                                   1,296           415            881
  Investment securities:
         Taxable                                                              (464)        1,126         (1,590)
         Tax-exempt                                                           (607)          372           (979)
  Loans                                                                     24,551         8,727         15,824
                                                                           -------       -------        -------
         Total                                                              26,765        11,709         15,056
                                                                           -------       -------        -------
INTEREST EXPENSE:
  Deposits:
         Demand                                                                599           231            368
         Savings                                                             1,866         2,196           (330)
         Time                                                               11,012         5,927          5,085
  Short-term borrowings                                                        965         1,093           (128)
  Long-term debt                                                             2,963         1,111          1,852
                                                                           -------       -------        -------

         Total                                                              17,405        10,558          6,847
                                                                           -------       -------        -------

NET INTEREST INCOME                                                        $ 9,360       $ 1,151        $ 8,209
                                                                           =======       =======        =======
-----------------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Net favorable rate and volume related variances in net interest income resulted in an increase in net interest income of $9,360,000, while reflecting a decrease in net interest margin of 3 basis points during the first six months of 1995 as compared with the same period in 1994. The higher volume resulted primarily from the acquisition of the four new banks. These banks, acquired during the first quarter of 1995, contributed $6,388,000 of the increase in the net interest income for the period. A higher overall interest rate environment during the first six months of 1995 when compared to the same period in 1994 resulted in increased yields on all categories of earning assets. Average yields on interest-bearing liabilities increased from 2.93% to 3.97% for the first six months of 1995 compared to the same period for 1994. If market rates were to either increase or decrease in 1995, corresponding changes in funding costs would be considered to avoid a negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk."

-----------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                        1995                                   1994
             Six Months Ended June 30                 ---------------------------------------    ---------------------------------
                                                           Average                  Average        Average               Average
              (in thousands)                               Balance     Interest (1)  Rate(2)       Balance   Interest(1)  Rate(2)
-----------------------------------------------------------------------------------------------------------------------------------
              EARNING ASSETS
               Money market investments:
                Interest earning deposits with banks           $7,064        $207     5.92%           $4,278        $71     3.32%
                Federal funds sold                             81,768       2,443     6.02            32,964        590     3.61
                Term federal funds sold and other              44,903       1,320     5.93             1,441         24     3.35
               Investment securities(3):
                Taxable                                       394,375      10,858     5.53           462,687     11,322     4.91
                Nontaxable                                    178,686       4,805     8.33           218,034      5,412     7.69
               Loans and leases:
                Commercial                                    871,140      39,534     9.21           743,025     27,768     7.65
                Real estate                                   420,985      17,357     8.25           405,578     16,455     8.11
                Consumer                                      821,984      35,337     8.67           554,481     22,858     8.31
                Lease financing                                68,476       2,208     6.45            86,048      2,804     6.52
                                                           ----------    --------     ----        ----------    -------     ----
                              Total earning assets(3)       2,889,381     114,069     8.14         2,508,536     87,304     7.27
                                                                         --------                               -------

              NONEARNING ASSETS
               Cash and due from banks                        138,796                                125,013
               Bank premises and equipment                     60,092                                 53,962
               Other nonearning assets                         89,777                                 53,188
               Allowance for loan losses                      (30,589)                               (23,036)
                                                           -----------                            -----------
                              Total assets                 $3,147,457                             $2,717,663
                                                           ==========                             ==========

              INTEREST-BEARING LIABILITIES
               Deposits:
                Demand deposits                              $302,588       2,816     1.88          $258,899      2,217     1.73
                Savings deposits                              906,704      12,638     2.81           926,014     10,772     2.35
                Time deposits                                 964,575      25,214     5.27           709,015     14,202     4.04
                Repurchase agreements and other
                  short-term borrowings                       136,199       3,285     4.86           144,279      2,320     3.24
             Long-term debt                                    84,838       3,202     7.61            10,015        239     4.80
                                                           ----------    --------     ----        ----------    -------     ----
             Total interest-bearing liabilities             2,394,904      47,155     3.97         2,048,222     29,750     2.93
                                                                          -------                               -------

             NONINTEREST-BEARING LIABILITIES AND
             SHAREHOLDERS' EQUITY
               Demand deposits                                433,198                                370,440
               Other liabilities                               50,349                                 42,669
               Shareholders' equity                           269,006                                256,332
                                                           ----------                             ----------
             Total liabilities and shareholders' equity    $3,147,457                             $2,717,663
                                                           ==========                             ==========
             NET INTEREST INCOME                                          $66,914                               $57,554
                                                                          =======                               =======
             NET INTEREST INCOME AS A PERCENT OF
             EARNING ASSETS                                                           4.85%                                 4.88%
-----------------------------------------------------------------------------------------------------------------------------------

            (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
            (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,003 and $3,388 for the six months ended June 30, 1995 and 1994, respectively, based on a tax rate of 35%.
            (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the six months ended June 30, 1995 and 1994 is provided below. The provision for loan losses increased $584,000 during the first six months of 1995 compared with the same period of 1994. The allowance for loan losses increased $10,369,000 at June 30, 1995 compared to the prior year primarily due to the allowance of the acquired banks and lower net charge-offs during the past year.

-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                        Six Months Ended
                                                                                            June 30,
(in thousands)                                                                         1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                         $24,714      $22,547
Allowance of Acquired Banks                                                               7,235          ---
            Charge-offs                                                                   3,265        3,038
            Recoveries                                                                    2,209        1,599
                                                                                        -------      -------
Net charge-offs                                                                           1,056        1,439
Provision for loan losses                                                                 3,000        2,416
                                                                                        -------      -------
Allowance for loan losses - end of period                                               $33,893      $23,524
                                                                                        =======      =======

Loans outstanding at period end                                                      $2,385,565   $1,825,542
Average loans outstanding during period                                               2,182,585    1,789,132

Allowance for loan losses as a percentage of loans outstanding at period end               1.42%        1.29%
Ratio of net charge-offs during period to average loans outstanding (annualized)           0.10         0.16
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)               16.0 x        8.2 x
-----------------------------------------------------------------------------------------------------------------------------------

The Corporation maintains formal policies and procedures to monitor and control credit risk. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure to foreign loans. The Corporation has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Based on present information, management believes the allowance for loan losses is adequate to meet known risks in the loan portfolio.

Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management has identified and devotes appropriate attention to credits which may not be performing as well as expected. Nonperforming loans are further discussed in the section entitled "Underperforming Assets."

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first six months of 1995 and 1994 follows:

-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                                Six Months Ended          Changes in 1995
                                                                      June 30,            -------------------
(in thousands)                                                     1995       1994         Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
Trust fees                                                        $5,499     $4,895          $604      12.3%
Service charges on deposit accounts                                4,750      4,279           471      11.0
Bankcard fees                                                      2,520      3,321          (801)    (24.1)
Brokerage and investment fees                                        613        781          (168)    (21.5)
Other loan income                                                    540        769          (229)    (29.8)
ATM network user fees                                                734        624           110      17.6
Cash management services                                             388        437           (49)    (11.2)
Safe deposit rentals                                                 461        385            76      19.7
Investment securities gains                                          104        188           (84)    (44.7)
Other, net                                                         1,355      1,192           163      13.7
                                                                 -------    -------           ---
   Total noninterest income                                      $16,964    $16,871           $93       0.6%
                                                                 =======    =======           ===
-----------------------------------------------------------------------------------------------------------------------------------

Including the effects of the four acquired banks, noninterest income in the first six months of 1995 increased 0.6% over the same period in 1994. Bankcard fees declined 24.1% primarily due to the discontinuance of the Travel Banking product line in early 1995 which provided bankcard merchant fee income. Brokerage and investment fees declined 21.5% from the same period in 1994, due to lower market peneration and a temporary reduction in staff. Increased volume and improved pricing strategies resulted in higher ATM network user fees. Other loan income decreased due to lower levels of gains on sales of mortgages to the secondary market as compared to the same period a year ago. Safe deposit income increased 19.7% over a year ago due in part to revenue from the four acquired banks.

Excluding the effects of the four acquired banks, noninterest income in the first six months of 1995 decreased 10.6% as compared to the previous year. Excluding the four month effect of the acquired banks, trust fees increased 3.1%, deposit service charges decreased 7.6% and other miscellaneous income decreased 6.7% when compared to the same period last year.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the first six months of 1995 compared with the same period of 1994 are summarized in the table below.

-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                               Six Months Ended          Changes in 1995
                                                                      June 30,            ------------------
(in thousands)                                                      1995       1994       Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                   $31,316    $27,927        $3,389       12.1%
Equipment                                                          4,758      4,170           588       14.1
Occupancy                                                          4,308      3,944           364        9.2
FDIC insurance premiums                                            2,913      2,472           441       17.8
Bankcard processing                                                1,337      2,496        (1,159)     (46.4)
Stationery and supplies                                            1,704      1,314           390       29.7
Postage and delivery                                               1,426      1,245           181       14.5
Taxes other than income taxes                                      1,239      1,193            46        3.9
Advertising and public relations                                   1,385      1,079           306       28.4
Legal, audit and examination fees                                    920        980           (60)      (6.1)
Other loan fees                                                      825        668           157       23.5
Consulting and other professional fees                             1,174        576           598      103.8
Other, net                                                         7,243      6,094         1,149       18.9
                                                                 -------    -------        ------
   Total noninterest expense                                     $60,548    $54,158        $6,390       11.8%
                                                                 =======    =======        ======
-----------------------------------------------------------------------------------------------------------------------------------

SALARIES AND EMPLOYEE BENEFITS
The 12.1% increase in salaries and employee benefits in the first six months of 1995 compared with the same period a year ago primarily reflects the effects of the acquired banks. Excluding the four month results of the acquired banks, salaries and employee benefits increased $280,000 or 1.0% during the first six months. Cost savings attributable to staff reductions partially offset the effects of normal merit increases and higher health insurance and other benefit costs. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation including the newly acquired banks will continue to mitigate the need to replace staff lost through normal attrition.

OTHER NONINTEREST EXPENSE
The first six months of 1995, including the results of the acquired banks, reflected a 46.4% decrease in bankcard processing expense due to the discontinuance of the Travel Banking product line in early 1995 which previously generated significant amounts of interchange and other bankcard
expense.   Other expense categories including advertising, equipment, occupancy, supplies, taxes, and miscellaneous expenses, when adjusted for the four month effect of the acquired banks, increased only slightly when compared with the same period one year ago. Consulting and other professional services increased 103.8%, or $598,000 as compared to the same period last year primarily due to integration and conversion costs associated with the newly acquired banks. Other noninterest expense, excluding salaries and benefits and the four month effect of the new banks, totalled $26,231,000, an overall decrease of $2,929,000 or 11.2% compared to one year ago.

INCOME TAXES
Federal income tax expense increased to $5,477,000 for the first six months of 1995 from $4,416,000 during the same period of 1994, an increase of 24.0%. This increase resulted from higher pre-tax earnings and a slightly lower level of tax-exempt interest income.

                  THREE MONTHS, 1995 VERSUS THREE MONTHS, 1994

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the second quarter of 1995 and 1994 are summarized on page 15. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                               1995 Compared With 1994
                                                                       -------------------------------------
                                                                                        Increase (Decrease)
                                                                                         Due to Change in
Three Months Ended June 30                                                 Net         --------------------
(in thousands)                                                          Change(1)      Volume       Rate(2)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks                                              $   (3)       $   (4)          $1
    Federal funds sold                                                       945           521          424
    Term federal funds sold and other                                      1,031         1,031          ---
  Investment securities:
    Taxable                                                                 (312)         (860)         548
    Tax-exempt                                                              (275)         (446)         171
  Loans                                                                   16,333        11,234        5,099
                                                                         -------       -------       ------
      Total                                                               17,719        11,476        6,243
                                                                         -------       -------       ------
INTEREST EXPENSE:
  Deposits:
    Demand                                                                   475           284          191
    Savings                                                                1,325           (56)       1,381
    Time                                                                   7,442         3,470        3,972
  Short-term borrowings                                                      473           (45)         518
  Long-term debt                                                           2,202         1,444          758
                                                                         -------       -------       ------
      Total                                                               11,917         5,097        6,820
                                                                         -------       -------       ------

NET INTEREST INCOME                                                      $ 5,802       $ 6,379       $ (577)
                                                                         =======       =======       =======
-----------------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Rate/Volume variances are allocated to changes due to rate.

Net favorable volume related variances in net interest income partially offset by negative rate variances resulted in an increase in net interest income of $5,802,000 during the second quarter of 1995 compared with the same period of 1994. $4,586,000 of the increase resulted from the acquisition of the four new banks which occurred on February 28, 1995. Yields on earning assets increased from 7.34% to 8.25% while the cost of interest bearing liabilities increased from 2.92% to 4.16%. Increased deposit and debt costs were incurred to fund the acquisition resulting in higher liability costs. As a result the net interest margin declined 20 basis points to 4.77%. The Corporation's policies regarding changes in funding costs are discussed in the section titled "Interest Rate Risk."

-----------------------------------------------------------------------------------------------------------------------------------
 AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                         1995                               1994
  Three Months Ended June 30                               ---------------------------------    -------------------------------
                                                             AVERAGE                AVERAGE       Average                 Average
  (in thousands)                                             BALANCE   INTEREST(1)   RATE(2)      Balance   Interest(1)   Rate(2)
-----------------------------------------------------------------------------------------------------------------------------------
  EARNING ASSETS
   Money market investments:
    Interest earning deposits with banks                           $62         $1     7.49%           $492        $4       2.82%
    Federal funds sold                                          81,407      1,237     6.09          29,247       292       4.01
    Term federal funds sold and other                           69,437      1,031     5.96               9       ---       ---
   Investment securities(3):
    Taxable                                                    403,643      5,667     5.62         478,475     5,979       5.00
    Nontaxable                                                 175,424      2,367     8.36         210,937     2,642       7.76
   Loans and leases:
    Commercial                                                 923,742     21,219     9.29         764,755    14,605       7.78
    Real estate                                                436,977      9,048     8.28         391,638     8,023       8.19
    Consumer                                                   938,765     20,574     8.79         566,054    11,638       8.25
    Lease financing                                             65,342      1,104     6.76          81,620     1,346       6.60
                                                            ----------    -------     ----      ----------   -------       ----
      Total earning assets(3)                                3,094,799     62,248     8.25       2,523,227    44,529       7.34
                                                                          -------                            -------
  NONEARNING ASSETS
   Cash and due from banks                                     138,983                             128,352
   Bank premises and equipment                                  63,723                              53,853
   Other nonearning assets                                     114,154                              49,826
   Allowance for loan losses                                   (33,480)                            (23,242)
                                                            ----------                          ----------
      Total assets                                          $3,378,179                          $2,732,016
                                                            ==========                          ==========

  INTEREST-BEARING LIABILITIES
   Deposits:
    Demand deposits                                           $326,203      1,556     1.91        $257,331     1,081       1.69
    Savings deposits                                           938,022      6,690     2.86         928,418     5,365       2.32
    Time deposits                                            1,063,386     14,594     5.50         713,879     7,152       4.02
    Repurchase agreements and other short-term
      borrowings                                               141,123      1,727     4.91         145,253     1,254       3.47
    Long-term debt                                             123,310      2,320     7.55           9,463       118       5.00
                                                            ----------    -------     ----      ----------   -------       ----
      Total interest-bearing liabilities                     2,592,044     26,887     4.16       2,054,344    14,970       2.92
                                                                          -------                            -------
 NONINTEREST-BEARING LIABILITIES AND
 SHAREHOLDERS' EQUITY
   Demand deposits                                             460,132                             382,220
   Other liabilities                                            51,811                              42,129
   Shareholders' equity                                        274,192                             253,323
                                                            ----------                          ----------
      Total liabilities and shareholders' equity            $3,378,179                          $2,732,016
                                                            ==========                          ==========
  NET INTEREST INCOME                                                     $35,361                            $29,559
                                                                          =======                            =======
  NET INTEREST INCOME AS A PERCENT OF EARNING
  ASSETS                                                                              4.77%                                4.97%
-----------------------------------------------------------------------------------------------------------------------------------

   (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

   (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,492 and $1,619 for the three months ended June 30, 1995 and 1994, respectively, based on a tax rate of 35%.

   (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
A summary of loan loss experience during the second quarter ended June 30, 1995 and 1994 is provided below. The provision for loan losses and net loan charge-offs recorded during the second quarter of 1995 compared with the same period of 1994, has been primarily impacted by the purchase of the four new banks, acquired February 28, 1995.

-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                       Three Months Ended
                                                                                            June 30,
(In thousands)                                                                        1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                    $   32,916     $   23,203
   Charge-offs                                                                          1,758          1,729
   Recoveries                                                                           1,155            692
                                                                                       ------        -------
Net charge-offs                                                                           603          1,037
Provision for loan losses                                                               1,580          1,358
                                                                                       ------        -------
Allowance for loan losses - end of period                                             $33,893        $23,524
                                                                                      =======        =======

Average loans outstanding during period                                           $2,364,826      $1,804,067

Ratio of net charge-offs during period to average loans outstanding (annualized)        0.10            0.23

Loan loss coverage (allowance as a multiple of net charge-offs, annualized)           14.1 x           5.7 x
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
A summary of significant sources of noninterest income during the second quarter of 1995 and 1994 follows:

-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                               Three Months Ended        Changes in 1995
                                                                      June 30,          --------------------
(in thousands)                                                     1995      1994         Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
   Trust fees                                                     $2,840    $2,447          $393     16.1%
   Service charges on deposit accounts                             2,559     2,143           416     19.4
   Bankcard fees                                                   1,342     1,685          (343)   (20.4)
   Brokerage and investment fees                                     335       427           (92)   (21.5)
   Other loan income                                                 282       297           (15)    (5.1)
   ATM network user fees                                             371       322            49     15.2
   Cash management services                                          198       221           (23)   (10.4)
   Safe deposit rentals                                              242       193            49     25.4
   Investment securities gains                                        13         9             4     44.4
   Other, net                                                        720       634            86     13.6
                                                                  ------    ------         -----
Total noninterest income                                          $8,902    $8,378         $ 524      6.3%
                                                                  ======    ======         =====
-----------------------------------------------------------------------------------------------------------------------------------

Including the effects of the four acquired banks, noninterest income in the second quarter of 1995 increased 6.3% over the second quarter of 1994.
Bankcard fees declined 20.4% primarily due to the discontinuance of the Travel Banking product line in early 1995 which provided bankcard merchant fee income. Brokerage and investment fees declined 21.5% from the second quarter of 1994, due to lower market penetration and a temporary reduction in staff. Increased volume and improved pricing strategies resulted in higher ATM network user fees. Safe deposit income increased 25.4% over a year ago due in part to revenue from the four acquired banks.

Excluding the effect of the acquisition of the banks, noninterest income in the second quarter of 1995 decreased 10.0% from the second quarter of 1994. Excluding the year to date effect of the new banks, trust fees increased 3.3%, deposit service charges decreased 7.8% and other miscellaneous income decreased 1.9% compared to the same period last year.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the second quarter of 1995 compared with the same period of 1994 are summarized in the table below.

-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                Three Months Ended       Changes in 1995
                                                                        June 30,          --------------------
(in thousands)                                                       1995       1994        Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
   Salaries and employee benefits                                 $16,515     $14,020      $2,495      17.8%
   Equipment                                                        2,513       2,106         407      19.3
   Occupancy                                                        2,263       1,952         311      15.9
   FDIC insurance premiums                                          1,557       1,236         321      26.0
   Bankcard processing                                                673       1,310        (637)    (48.6)
   Stationery and supplies                                            967         657         310      47.2
   Postage and delivery                                               766         618         148      23.9
   Taxes other than income taxes                                      564         609         (45)     (7.4)
   Advertising and public relations                                   790         519         271      52.2
   Consulting and other professional fees                             795         267         528     197.8
   Legal, audit and examination fees                                  409         484         (75)    (15.5)
   Other loan fees                                                    480         339         141      41.6
   Other, net                                                       4,176       2,584       1,592      61.6
                                                                  -------     -------      ------
Total noninterest expense                                         $32,468     $26,701      $5,767      21.6%
                                                                  =======     =======      ======
-----------------------------------------------------------------------------------------------------------------------------------

SALARIES AND EMPLOYEE BENEFITS
The 17.8% increase in salaries and employee benefits in the second quarter of 1995 compared with the same period a year ago primarily reflects the effects of the acquired banks. Excluding the three month results of the acquired banks, salaries and employee benefits increased 1.5% or $215,000 during the second quarter. Cost savings attributable to staff reductions partially offset the effects of normal merit increases and higher health insurance and other benefit costs. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation including the newly acquired banks will continue to mitigate the need to replace staff lost through normal attrition.

OTHER NONINTEREST EXPENSE
Including the results of the acquired banks, the second quarter of 1995 reflected a 48.6% decrease in bankcard processing expense due to the discontinuance of the Travel Banking product line in early 1995 which had previously generated significant amounts of interchange and other bankcard expense. Other expense categories, including advertising, equipment, occupancy, supplies, taxes, and miscellaneous expenses, when adjusted for the three month effect of the acquired banks, increased only slightly when compared with the same period one year ago. Consulting and other professional services have increased 197.8%, or $528,000 compared to the same period last year primarily due to integration and conversion costs associated with the newly acquired banks.

Excluding the quarterly expense impact of the four acquired banks, noninterest expense decreased 4.2% in the second quarter of 1995, compared with the second quarter of 1994.

BALANCE SHEET
The Corporation had total assets of $3,436,099,000 as of June 30, 1995, an increase of $732,276,000 or 27.1% from $2,703,823,000 as of December 31, 1994.
The newly acquired banks accounted for $730,000,000 of the increase including a preliminary cost-in-excess of the fair value of identifiable net assets acquired of $ 57,025,000. Total earning assets amounted to $3,126,959,000 as of June 30, 1995, compared with $2,523,555,000 as of June 30, 1994, an increase
of $603,404,000 or 23.9%.   Average earning assets comprised 91.5% of average
total assets during the first half of 1995 compared with 92.3% in the first half of 1994.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 24.2% of average earning assets during the first half of 1995, compared with 28.7% for the same period of 1994. Average money market investment balances increased to 4.6% of total average earning assets during the first half of 1995 from 1.5% during the corresponding period of 1994. Overall, decreases in investment securities and money market investments as a percent of earning assets resulted from the newly acquired banks and the use of funds to support loan growth.

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

LOANS AND LEASES
The Corporation extends credit primarily within the market areas of its seven banking subsidiaries; six located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 22.0% in the first half of 1995 compared with the same period of 1994 (2.0%
excluding the purchase of the newly acquired banks).   The real estate loan
portfolio decreased due to lower new loan volume and sale of mortgages in 1994 while the commercial and consumer loan portfolios increased.

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

At June 30, 1995, loans considered to be impaired under the Statements totalled $19,732,000 (of which $10,818,000 were on a nonaccrual basis). Included within this amount is $8,243,000 of impaired loans for which the related allowance for loan losses is $1,243,000 and $11,489,000 of impaired loans that as a result of previous write-downs, do not have an allowance for loan losses. The average recorded investment in impaired loans during the quarter ended June 30, 1995 was approximately $19,689,000. For the quarter ended June 30, 1995, the Corporation recognized interest income of $ 389,000 which included $163,000 of interest income recognized using the cash basis method of income recognition.

Underperforming assets consist of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. Certain of these loans are considered to be impaired under the Statements. The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan (including a loan impaired under the Statements) is placed on nonaccrual status when there is doubts regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status.

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

The table on the following page provides a summary of underperforming assets as of June 30, 1995, December 31, 1994 and June 30, 1994. Total underperforming assets amounted to $23,986,000 as of June 30, 1995, compared with $21,938,000 as of December 31, 1994 and $20,435,000 as of June 30, 1994. Overall, underperforming assets increased from December 31, 1994 due to increases in the nonaccrual categories the result of nonperforming assets of the acquired banks, but declined as a percentage of total loans and assets.

-----------------------------------------------------------------------------------------------------------------------------------
UNDERPERFORMING ASSETS
                                                                       JUNE 30,    December 31,      June 30,
(in thousands)                                                            1995          1994           1994
-----------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS(1)
  Nonaccrual
    Less than 30 days past due                                           $ 6,452       $ 5,185       $ 4,431
    From 30 to 89 days past due                                            1,261         1,405           557
    90 or more days past due                                              13,344        11,566        12,295
                                                                         -------       -------       -------
      Total                                                               21,057        18,156        17,283
  Restructured                                                               560           299           151
                                                                         -------       -------       -------
      Total nonperforming loans                                           21,617        18,455        17,434

OTHER REAL ESTATE OWNED ("OREO")                                           1,890         2,230         2,878
                                                                         -------       -------       -------

      Total nonperforming assets                                          23,507        20,685        20,312

LOANS 90 DAYS PAST DUE (STILL ACCRUING)                                      479         1,253           123
                                                                         -------       -------       -------

      Total underperforming assets                                       $23,986       $21,938       $20,435
                                                                         =======       =======       =======

Nonperforming loans as a percent of total loans                             0.91%         1.02%         0.96%
Nonperforming assets as a percent of total loans plus OREO                  0.98          1.14          1.11
Nonperforming assets as a percent of total assets                           0.68          0.77          0.74
-----------------------------------------------------------------------------------------------------------------------------------

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

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions
change.   As of  June 30, 1995 such credits amounted to $17,874,000 or 0.8% of total loans, compared with $15,257,000 or 0.8 % at December 31, 1994 and $19,425,000 or 1.1% as of June 30, 1994.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 15.1% in the first half of 1995 over the same period in 1994 (decline of 1.7% excluding the newly acquired banks). The shift in customer preferences from savings deposits to other deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings declined to $136,199,000 during the first half of 1995 compared with $144,279,000 during the same period of 1994. To finance the acquisition of the acquired banks, the Corporation's Parent company obtained $115,000,000 in long-term debt financing. The Parent company services the debt's scheduled principal and interest payments with dividends
from the subsidiary banks.   In addition, long-term debt of $4,561,000 existing
on the acquisition date at the acquired banks was assumed by the Corporation as
part of the acquisition.   The transaction resulted in average long-term debt
balances increasing to $84,838,000 during the first half of 1995 from $10,015,000 for the same period of 1994.


NEW ACCOUNTING STATEMENTS

In March 1995 Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
to Be Disposed Of".    The Statement establishes accounting standards for the
impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. It also requires entities to review assets being carried for potential impairment and to recognize the impairment loss if one
exists.   The Statement is effective for years beginning after December 15,
1995. The Corporation will adopt the Statement effective January 1, 1996 and the impact of adoption on the Corporation is not expected to be material.

In May 1995 Financial Accounting Standards Board issued Statement No. 122
"Accounting for Mortgage Servicing Rights".    The Statement amends FASB
Statement No. 65 to require mortgage banking related companies to recognize as a separate asset the rights to service mortgage loans for others regardless of how those servicing rights are acquired. This may be through purchase or origination of the mortgage loans. The Statement is effective for years beginning after December 15, 1995. The Corporation will adopt the Statement by January 1, 1996. The impact of adoption on the Corporation is not expected to be material.


CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. All bank subsidiaries within the Corporation maintain sufficient capital to maintain a "well capitalized" designation (the FDIC's highest rating).

The Federal Deposit Insurance Corporation recently announced that the deposit insurance premiums paid by banks that are considered "well capitalized" will drop from 23 to four cents per 100 dollars of deposits. The reduction is expected to have a significant impact on the Corporation's earnings beginning in the third quarter of 1995.

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.

-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
                                          Regulatory         JUNE 30,        December 31,        June 30,
                                            Minimum            1995              1994              1994
-----------------------------------------------------------------------------------------------------------------------------------
   Risk based capital:
      Tier I                                    4.0%              8.4%             13.4%             12.7%
      Total capital                             8.0               9.7              14.7              14.0
   Tier I leverage                              3.0               6.3               9.5               9.0
-----------------------------------------------------------------------------------------------------------------------------------

COMMON AND PREFERRED STOCK

The Corporation maintains a stock repurchase program initiated in November 1987. During the first half of 1995, no shares were repurchased under this program. As of June 30, 1995, a total of 1,132,470 shares have been repurchased under this program at an average price per share of $14.31.

OTHER

Total shareholders' equity was $279,356,000 or $19.69 per share as of June 30, 1995, compared with $258,730,000 or $18.31 per share as of December 31, 1994 and $254,217,000 or $18.08 per share as of June 30, 1994. The Corporation declared cash dividends of $0.44 per share during the first half of 1995, an increase of 10.0% over the $0.40 per share declared during the same period in 1994.

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

-----------------------------------------------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                                   JUNE 30,            December 31,           June 30,
                                                     1995                  1994                 1994
-----------------------------------------------------------------------------------------------------------------------------------
Quarterly average:
   Loans to deposits                                  84.8%                80.0%                79.1%
   Liquid assets to deposits                          18.0                 19.1                 18.1
Total long-term debt to equity                        44.1                  2.0                  3.4
-----------------------------------------------------------------------------------------------------------------------------------


With the acquired banks, the Corporation's quarterly average loan to deposit ratio increased to 84.8% at June 30, 1995 from 80.0% at December 31, 1994. The acquisition was funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The funding increased the long-term debt to equity ratio to 44.1% at June 30, 1995 from 2.0% at December 31, 1994. The parent will service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly.
Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 1995 is illustrated in the following table. As shown, the Corporation was in an "asset sensitive" position (had more rate sensitive assets than rate sensitive liabilities) of $262 million within the one year
time frame.   Because of the other inherent limitations of GAP analysis, management also uses simulation modeling to evaluate the impact of changes in interest rates and balance sheet configurations. Such simulations can be used to develop strategies which can limit interest rate risk and provide adequate liquidity.


-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                             Multiple of Rate
                                                Rate Sensitive  Rate Sensitive               Sensitive Assets
(in millions)                                        Assets       Liabilities    Period Gap   to Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
   Repricing or maturing:
     Within 30 days                               $  904         $  332            $572              2.72 x
     31-90 Days                                      131            225             (94)             0.58
     91-180 Days                                     176            286            (110)             0.62
     181-365 Days                                    360            466            (106)             0.77
                                                  ------         ------           -----
       TOTAL WITHIN 1 YEAR                         1,571          1,309             262              1.20
     1-5 Year                                      1,139          1,136               3              1.00
     Over 5 years                                    408            155             253              2.63
                                                  ------         ------           -----
       Total                                      $3,118         $2,600            $518              1.20
                                                  ======         ======           =====

December 31, 1994
   Total within 1 year                             2,501          1,988             513              1.26

June 30, 1994
   Total within 1 year                             1,198          1,099              99              1.09
-----------------------------------------------------------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held on April 18, 1995. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 14, 1995 and all such nominees were elected.

 The results were as follows with respect to each director nominee:

                                                                Votes Against/            Shares Not Voted
           Director                      Votes For                 Withheld                 or Abstentions
---------------------------------     -------------------     -----------------------   ----------------------
 William F. Nelson                       13,029,848                     61,547                   1,041,546

 William C. Shedd                        13,023,040                     68,355                   1,041,546

 David A. Thomas, Jr.                    13,028,356                     63,039                   1,041,546

 James E. Truesdell, Jr.                 13,032,670                     58,725                   1,041,546

 Charles R. Weeks                        13,028,332                     63,063                   1,041,546

 Kendall B. Williams                     13,027,023                     64,372                   1,041,546


Other matters submitted at the April 18, 1995 Shareholder meeting requiring shareholder approval:

   (1) Stock Option Plan for Directors. Votes for: 11,944,085, votes against /withheld: 940,242, shares not voted or abstentions: 1,248,614.

   (2) Amendment to the Restated Articles of Incorporation to increase the number of authorized common shares. Votes for: 12,489,076, votes against/withheld: 467,841, shares not voted or abstentions: 1,176,023.

Total shares eligible to vote: 14,132,941
Broker non-votes included in non-voted shares above:  none

ITEM 5. OTHER INFORMATION

On February 28, 1995 the Corporation completed the acquisition of the four affiliate banks of Banc One Corporation in East Lansing, Fenton, Sturgis and Ypsilanti, Michigan in a cash transaction for $115 million. The four banks have a combined asset base of $730 million and operate 21 branches. The banks were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan, the Corporation's lead bank in the holding company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 3. Exhibits:
       (11) Statement re: computation of per share earnings

       (27) Financial Data Schedule

(b) Reports on Form 8-K:

   During the three month period ending June 30, 1995, an amendment to the Form 8-K filed on March 13, 1995 pertaining to the acquisition of the four Michigan subsidiaries of Banc One Corporation was filed. The amendment dated April 27, 1995 contained the financial statements and pro forma financial information and exhibits required to be filed pursuant to Item 7 of Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CITIZENS BANKING CORPORATION




Date  August 11, 1995          By   /s/ John W. Ennest
                               --------------------------------------------
                                    John W. Ennest
                                    Vice Chairman of the Board,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    (Duly Authorized Signatory)

                                                                        SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                     DESCRIPTION                                        PAGE
--------                 ---------------                                ------------
11                       Computation of Per Share Earnings

27                       Financial Data Schedule