Form 10-Q
period 1995-09-30
CITIZENS BANKING CORP
filed 1995-11-13
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended      September 30, 1995
                       -----------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission file Number   0-10535
                       ----------

                          CITIZENS BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Michigan                                                         38-2378932
------------------------------------------------------------                     ------------------------------
              (State or other jurisdiction of                                           (I.R.S. Employer
               incorporation or organization)                                         Identification No.)

        One Citizens Banking Center, Flint, Michigan                                         48502
------------------------------------------------------------                     ------------------------------
          (Address of principal executive offices)                                         (Zip Code)

                                 (810) 766-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes        No
                                           ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 6, 1995
---------------------------                     -------------------------------
Common  Stock, No Par Value                           14,298,451 Shares


                        (This report contains 21 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                                      Page
                                                                                                     ------
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      3

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART II - OTHER INFORMATION

    Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

    Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .     20



                         PART I - FINANCIAL INFORMATION


Item 1 - Consolidated Financial Statements
------------------------------------------------------------------------------
Consolidated Balance Sheets  (Unaudited)
Citizens Banking Corporation and Subsidiaries

                                                                           September 30,     December 31,
  (in thousands)                                                                1995             1994
------------------------------------------------------------------------------------------------------------------------------------
  Assets
   Cash and due from banks                                                    $  139,081       $  132,092
   Money market investments:
      Interest-bearing deposits with banks                                            76           20,135
      Federal funds sold                                                          52,530           60,000
      Term federal funds and other                                                44,277           25,000
                                                                              ----------       ----------
             Total money market investments                                       96,883          105,135
   Securities available-for-sale:
          U.S. Treasury and federal agency securities                            355,750          331,001
          State and municipal securities                                         222,162          226,424
          Other securities                                                        16,603            6,574
                                                                              ----------       ----------
             Total investment securities                                         594,515          563,999
   Loans:
      Commercial loans                                                           928,684          760,087
      Real estate mortgage                                                       452,659          391,117
      Consumer installment                                                       983,693          587,714
      Lease Financing                                                             59,074           77,303
                                                                              ----------       ----------
             Total loans                                                       2,424,110        1,816,221
      Less: Allowance for loan losses                                            (33,900)         (24,714)
                                                                              ----------       ----------
             Net loans                                                         2,390,210        1,791,507
   Premises and equipment                                                         63,892           52,533
      Cost-in-excess of assets acquired                                           69,414           15,830
   Other assets                                                                   47,907           42,727
                                                                              ----------       ----------
             Total assets                                                     $3,401,902       $2,703,823
                                                                              ==========       ==========

Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing                                                       $458,942         $416,395
      Interest-bearing                                                         2,312,210        1,835,923
                                                                              ----------       ----------
             Total deposits                                                    2,771,152        2,252,318
   Federal funds purchased and securities sold
      under agreements to repurchase                                             138,092          125,581
   Other short-term borrowings                                                    33,111           20,850
   Other liabilities                                                              49,595           41,095
   Long-term debt                                                                123,340            5,249
                                                                              ----------       ----------
             Total liabilities                                                 3,115,290        2,445,093
   Shareholders' Equity
   Preferred stock - No par value                                                    ---              ---
   Common stock - No par value                                                    90,445           89,243
   Retained earnings                                                             195,743          181,393
   Net unrealized gain (loss) on securities available-for-sale,
     net of tax                                                                      424          (11,906)
                                                                              ----------       ----------

             Total shareholders' equity                                          286,612          258,730
                                                                              ----------       ----------
             Total liabilities and shareholders' equity                       $3,401,902       $2,703,823
                                                                              ==========       ==========

--------------------------------------------------------------------------------
See notes to consolidated financial statements

--------------------------------------------------------------------------------
Consolidated Statements of Income  (Unaudited)
Citizens Banking Corporation and Subsidiaries

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
(in thousands)                                               1995         1994         1995          1994
-----------------------------------------------------------------------------------------------------------
Interest Income

  Interest and fees on loans                                $53,006      $36,779      $147,442     $106,664
  Interest and dividends on investment securities:
    Taxable                                                   5,919        5,918        16,777       17,240
    Nontaxable                                                2,339        2,602         7,144        8,014
  Money market investments                                    1,515          550         5,485        1,235
                                                            -------      -------      --------     --------
      Total interest income                                  62,779       45,849       176,848      133,153
                                                            -------      -------      --------     --------
Interest Expense
  Deposits                                                   23,448       14,109        64,116       41,300
  Short-term borrowings                                       1,970        1,306         5,255        3,626
  Long-term debt                                              2,316          119         5,518          358
                                                            -------      -------      --------     --------
       Total interest expense                                27,734       15,534        74,889       45,284
                                                            -------      -------      --------     --------
Net Interest Income                                          35,045       30,315       101,959       87,869
Provision for loan losses                                     1,504        1,355         4,504        3,771
                                                            -------      -------      --------     --------
      Net interest income after provision for loan losses    33,541       28,960        97,455       84,098
                                                            -------      -------      --------     --------
Noninterest Income
  Trust fees                                                  2,974        2,421         8,473        7,316
  Service charges on deposit accounts                         2,506        2,121         7,256        6,400
  Bankcard fees                                               1,304        2,120         3,824        5,441
  Investment securities gains                                    15          (35)          119          153
  Other                                                       2,802        1,788         6,893        5,976
                                                            -------      -------      --------     --------
      Total noninterest income                                9,601        8,415        26,565       25,286
                                                            -------      -------      --------     --------
Noninterest Expense
  Salaries and employee benefits                             16,712       14,189        48,028       42,116
  Equipment                                                   2,536        2,199         7,294        6,369
  Occupancy                                                   2,282        2,053         6,590        5,997
  FDIC insurance premiums                                        68        1,281         2,981        3,753
  Bankcard fees                                                 785        1,945         2,122        4,441
  Stationery and supplies                                       898          691         2,602        2,005
  Postage and delivery                                          891          574         2,317        1,819
  Other                                                       6,415        3,827        19,201       14,417
                                                            -------      -------      --------     --------
      Total noninterest expense                              30,587       26,759        91,135       80,917
                                                            -------      -------      --------     --------
Income before income taxes                                   12,555       10,616        32,885       28,467
Income taxes                                                  3,571        2,871         9,048        7,287
                                                            -------      -------      --------     --------
Net Income                                                  $ 8,984      $ 7,745      $ 23,837     $ 21,180
                                                            =======      =======      ========     ========


 Per Share:
    Primary                                                 $  0.62      $  0.54      $   1.64     $   1.47
    Fully Diluted                                           $  0.61      $  0.54      $   1.63     $   1.46
                                                            =======      =======      ========     ========


Average Shares Outstanding:
  Primary                                                    14,626       14,430        14,545       14,454
  Fully Diluted                                              14,626       14,449        14,590       14,475

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
Citizens Banking Corporation and Subsidiaries

                                                                                1995                          1994
                                                                -------------------------------------       -------
                                                                 Third         Second         First         Fourth
(in thousands)                                                  Quarter        Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------
Common Stock
 Balance, beginning of quarter                                   $ 89,491      $ 89,303      $ 89,243       $ 89,202
    Exercise of stock options, net of shares purchased                954           188            60             41
                                                                 --------      --------      --------       --------
 Balance, end of quarter                                           90,445        89,491        89,303         89,243
                                                                 --------      --------      --------       --------

Retained Earnings
 Balance, beginning of quarter                                    190,027       185,814       181,393        176,119
    Net income                                                      8,984         7,469         7,384          8,234
    Cash dividends                                                 (3,268)       (3,256)       (2,963)        (2,960)
                                                                 --------      --------      --------       --------
 Balance, end of quarter                                          195,743       190,027       185,814        181,393
                                                                 --------      --------      --------       --------

Unrealized Gain (Loss) on Securities
Available-for-Sale
 Balance, beginning of quarter                                       (162)       (5,546)      (11,906)        (7,516)
    Net unrealized gain (loss), net of tax benefit                    586         5,384         6,360         (4,390)
                                                                 --------      --------      --------       --------
 Balance, end of quarter                                              424          (162)       (5,546)       (11,906)
                                                                 --------      --------      --------       --------

Total Shareholders' Equity                                       $286,612      $279,356      $269,571       $258,730
                                                                 ========      ========      ========       ========

--------------------------------------------------------------------------------
See notes to consolidated financial statements

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows  (Unaudited)
Citizens Banking Corporation and Subsidiaries

                                                                                                 Nine Months Ended
                                                                                                   September 30,
           (in thousands)                                                                       1995           1994
------------------------------------------------------------------------------------------------------------------------------------

           Operating Activities:
             Net income                                                                       $ 23,837       $ 21,180
             Adjustments to reconcile net income to net cash provided by operating activities:
                Provision for loan losses                                                        4,504          3,771
                Depreciation and amortization                                                    5,376          4,726
                Amortization of goodwill and other intangibles                                   3,363          1,207
                Net amortization on investment securities                                        2,215          2,342
                Investment securities gains                                                       (119)          (153)
                Other                                                                           (1,614)        (9,671)
                                                                                              --------       --------
                   Net cash provided by operating activities                                    37,562         23,402
                                                                                              --------       --------
           Investing Activities:
             Net decrease in money market investments                                           31,352         10,993
             Securities available-for-sale:
                Proceeds from sales                                                              6,883        189,876
                Proceeds from maturities                                                       110,977        124,248
                Purchases                                                                      (96,278)      (307,737)
             Net increase in loans and leases                                                  (81,803)       (22,574)
             Purchases of premises and equipment                                                (5,432)        (3,794)
             Net cash used for acquisition of banks                                            (59,434)           ---
                                                                                              --------       --------
                   Net cash used by investing activities                                       (93,735)        (8,988)
                                                                                              --------       --------

           Financing Activities:
             Net increase (decrease) in demand and savings deposits                           (141,968)         7,605
             Net increase in time deposits                                                     120,116         17,431
             Net decrease in short-term borrowings                                             (20,236)       (11,283)
             Proceeds from issuance of long-term debt                                          115,000            ---
             Principal reductions in long-term debt                                             (1,465)        (3,353)
             Cash dividends paid                                                                (9,487)        (8,597)
             Proceeds from stock options exercised                                               1,202          1,561
             Shares acquired for retirement                                                        ---         (3,986)
                                                                                              --------       --------
                   Net cash provided by financing activities                                    63,162           (622)
                                                                                              --------       --------
           Net increase in cash and due from banks                                               6,989         13,792
           Cash and due from banks at beginning of period                                      132,092        113,303
                                                                                              --------       --------

           Cash and due from banks at end of period                                           $139,081       $127,095
                                                                                              ========       ========

--------------------------------------------------------------------------------
           See notes to consolidated financial statements.

Citizens Banking Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation
  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2. IMPAIRED LOANS
  The Corporation adopted Financial Accounting Standards Board Statement ("SFAS") No. 114, "Accounting by creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" effective January 1, 1995. SFAS 114 requires creditors to establish a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of the Statements did not have a material effect on the Corporation's financial position or results of operations nor did it result in additional provisions for loan losses as the Corporation has historically established valuation allowances based on the fair value of collateral securing an impaired loan. In addition, as permitted by SFAS 118, interest income on impaired loans continues to be recognized in a manner consistent with prior income recognition policies. For all impaired loans, other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis.

NOTE 3. ACQUISITION OF BANKS
   The 1995 results reflect seven months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as a purchase and the four banks ( "acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition. Total assets acquired of $730 million included net loans of $532 million, investment securities and money market investments of $57
  million and deposits of $541 million.   A preliminary cost-in-excess of the
  fair value of identifiable net assets acquired was $57 million and is being amortized over 15 years. The unaudited pro-forma combined operating results of the Corporation and the four banks, assuming the acquisition was consummated on January 1, 1993, are as follows:

---------------------------------------------------------------------------------------------------------------------------
           (in thousands except per share amounts)                                                1994           1993
---------------------------------------------------------------------------------------------------------------------------
           Net interest income                                                                $137,532       $125,292
           Net income                                                                           27,692         22,150

           Net income per share:
             Primary                                                                             $1.91          $1.61
             Fully diluted                                                                        1.91           1.61
---------------------------------------------------------------------------------------------------------------------------



Note 4. Reclassifications
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations The following is a review of the Corporation's performance during the three and nine month periods ended September 30, 1995. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1994 Annual Report on Form 10-K.

------------------------------------------------------------------------------------------------------------------------------------
                 Selected Financial Data
                                                                             Three Months Ended          Nine Months Ended
                                                                                September 30,              September 30,
                 (in thousands, except per share data)                          1995        1994           1995         1994
------------------------------------------------------------------------------------------------------------------------------------
                 For The Period
                   Interest income                                          $  62,779    $  45,849     $ 176,848    $ 133,153
                   Net interest income                                         35,045       30,315       101,959       87,869
                      Provision for loan losses                                 1,504        1,355         4,504        3,771
                      Investment securities gains                                  15          (35)          119          153
                      Other noninterest income                                  9,586        8,450        26,446       25,133
                      Noninterest expense                                      30,587       26,759        91,135       80,917
                      Income taxes                                              3,571        2,871         9,048        7,287
                      Net income                                                8,984        7,745        23,837       21,180
                      Cash dividends                                            3,268        2,957         9,487        5,640

                Per Share Data
                  Net income:
                        Primary                                             $    0.62    $    0.54     $    1.64    $    1.47
                        Fully diluted                                            0.61         0.54          1.63         1.46
                  Cash dividends                                                 0.23         0.21          0.67         0.61
                    Book value (end of period)                                     --           --         20.08        18.28
                    Market value (end of period close)                             --           --          30.38        25.50
                Financial Ratios (annualized)
                  Return on average:
                    Shareholders' equity                                        12.66%       11.97%        11.66%       11.04%
                    Earning assets                                               1.15         1.23          1.08         1.13
                    Assets                                                       1.05         1.13          0.99         1.04
                  Net interest margin (FTE)                                      4.70         5.08          4.80         4.95
                  Net loan charge-offs to average loans                          0.25         0.15          0.15         0.16
                  Average equity to average total assets                         8.31         9.47          8.46         9.44
                  Nonperforming assets to loans plus other real estate
                    (end of period)                                                --           --          1.03         1.22
                  Nonperforming assets to total assets (end of period)             --           --          0.74         0.81

                Balance Sheet Totals                                                        Percent
                  At Period End (September 30)                                              Change
                                                                                            ------
                    Assets                                                                    24.9     $3,401,902   $2,723,275
                    Loans                                                                     34.6      2,424,110    1,800,335
                    Deposits                                                                  22.0      2,771,152    2,271,594
                    Shareholders' equity                                                      11.2        286,612      257,805
                  Average balances
                        Assets                                                                18.9      3,229,748    2,716,888
                        Loans                                                                 25.8      2,258,932    1,795,938
                        Deposits                                                              17.6      2,665,390    2,265,919
                        Shareholders' equity                                                   6.6        273,223      256,460
------------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of September 30, 1995 and 1994 and for the three and nine month periods then ended are presented in the table on page 8. As shown, earnings increased in 1995 resulting from higher net interest income. This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes. The first nine months results reflect seven months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1995 and 1994 are summarized on pages 10 and 11, respectively. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

------------------------------------------------------------------------------------------------------------------------------------
              Analysis Of Changes In Interest Income And Interest Expense
                                                       Three Months Ended September 30           Nine Months Ended September 30
                                                  ----------------------------------------------------------------------------------
                                                           1995 Compared With 1994                  1995 Compared With 1994
                                                  ----------------------------------------------------------------------------------
                                                                    Increase (Decrease)                        Increase (Decrease)
                                                                     Due to Change in                            Due to Change in
                                                    Net          --------------------         Net           ----------------------
            (in thousands)                        Change(1)      Volume       Rate(2)       Change(1)       Volume         Rate(2)
------------------------------------------------------------------------------------------------------------------------------------

            Interest Income:
              Money market investments:
                Time deposits with banks           $   (14)     $   (15)     $      1        $   123        $    38        $    85
                Federal funds sold                     312          126           186          2,164          1,090          1,074
                Term federal funds sold and
                  other                                667          618            49          1,962          1,445            517
              Investment securities
                Taxable                                  2         (350)          352           (462)        (1,936)         1,474
                Tax-exempt                            (264)        (392)          128           (870)        (1,375)           505
              Loans                                 16,228       12,267         3,961         40,778         28,045         12,733
                                                   -------      -------      --------        -------        -------        -------
                  Total                             16,931       12,254         4,677         43,695         27,307         16,388
                                                   -------      -------      --------        -------        -------        -------
            Interest Expense:
              Deposits:
                Demand                                 412          287           125          1,011            657            354
                Savings                              1,101          (60)        1,161          2,967           (382)         3,349
                Time                                 7,826        3,843         3,983         18,837          8,965          9,872
              Short-term borrowings                    665          147           518          1,630             (4)         1,634
              Long-term debt                         2,197        1,650           547          5,160          3,351          1,809
                                                   -------      -------      --------        -------        -------        -------
                  Total                             12,201        5,867         6,334         29,605         12,587         17,018
                                                   -------      -------      --------        -------        -------        -------
            Net Interest Income                    $ 4,730      $ 6,387      $ (1,657)       $14,090        $14,720        $  (630)
                                                   =======      =======      ========        =======        =======        =======
------------------------------------------------------------------------------------------------------------------------------------

              (1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
              (2) Rate/Volume variances are allocated to changes due to rate.

Favorable volume related variances in net interest income partially offset by negative rate variances resulted in an increase in net interest income of $4,730,000 for the three months ended September 30, 1995 as compared with the
same period in 1994.   For the nine months ended September 30, 1995, net
interest income increased $14,090,000 compared with the same period of 1994. $4,225,000 of the three month period increase and $7,682,000 of the nine month period increase resulted from the February 28, 1995 acquisition of the four new
banks.   Yields on earning assets increased from 7.54% to 8.24% and from 7.36%
to 8.18% for the three and nine months ended September 30, 1995 as compared with the same periods of 1994 primarily due to the higher interest rate environment in 1995 as compared with the same periods of 1994. Similarly, the cost of interest bearing liabilities increased from 3.02% to 4.24% and from 2.96% to 4.07% for the three and nine months ended September 30, 1995 as compared with
the same periods in 1994.   Higher time deposit rates and increases in long-term
debt borrowings to fund the February 28, 1995 bank acquisitions resulted in the higher costs of interest bearing liabilities. The Corporation's policies regarding changes in funding costs are discussed in the section titled "Interest Rate Risk."

--------------------------------------------------------------------------------
               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                           1995                                  1994
      Three Months Ended September 30                         -------------------------------        ------------------------------
                                                              Average                 Average        Average               Average
      (in thousands)
                                                              Balance    Interest(1)   Rate(2)       Balance   Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------------------

     EARNING ASSETS
       Money market investments:
        Interest earning deposits with banks                 $       74     $     1      5.97%      $    1,303   $    15      4.47%
        Federal funds sold                                       55,242         841      6.04           44,630       529      4.71
        Term federal funds sold and other                        49,173         673      5.43              489         6      5.13
       Investment securities(3)
        Taxable                                                 417,126       5,919      5.65          452,569     5,918      5.21
        Nontaxable                                              172,195       2,339      8.40          202,896     2,602      7.94
       Loans and leases
        Commercial                                              933,316      21,118      9.09          757,873    15,303      8.16
        Real estate                                             441,282       9,175      8.32          393,871     8,023      8.15
        Consumer                                                974,829      21,727      8.85          582,368    12,092      8.24
        Lease financing                                          59,711         986      6.60           75,216     1,361      7.24
                                                             ----------     -------      ----       ----------   -------      ----
                                                              3,102,948      62,779      8.24        2,511,215    45,849      7.54
                                                                            -------                              -------
          Total earning assets(3)

     NONEARNING ASSETS
       Cash and due from banks                                  144,705                                124,806
       Bank premises and equipment                               63,840                                 53,614
       Other nonearning assets                                  114,346                                 49,645
       Allowance for loan losses                                (34,194)                               (23,916)
                                                             ----------                               --------
                                                             $3,391,645                             $2,715,364
                                                             ==========                             ==========
          Total assets

     INTEREST-BEARING LIABILITIES
       Deposits:
        Demand deposits                                        $316,530       1,501      1.88         $257,421     1,089      1.68
        Savings deposits                                        920,281       6,577      2.84          912,986     5,476      2.38
        Time deposits                                         1,077,213      15,370      5.66          719,188     7,544      4.16
       Repurchase agreements and other short-term
         borrowings                                             155,296       1,970      5.03          139,969     1,306      3.70
       Long-term debt                                           123,329       2,316      7.45            8,294       119      5.69
                                                             ----------     -------      ----       ----------   -------      ----
          Total interest-bearing liabilities                  2,592,649      27,734      4.24        2,037,858    15,534      3.02
                                                                            -------                              -------

     NONINTEREST-BEARING LIABILITIES AND
     SHAREHOLDERS'EQUITY
       Demand deposits                                          466,115                                379,374
       Other liabilities                                         51,360                                 41,420
       Shareholders' equity                                     281,521                                256,712
                                                             ----------                             ----------
          Total liabilities and shareholders' equity         $3,391,645                             $2,715,364
                                                             ==========                             ==========

     NET INTEREST INCOME                                                    $35,045                              $30,315
                                                                            =======                              =======
                                                                                         4.70%                                5.08%
     NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS

--------------------------------------------------------------------------------
(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,500 and $1,671 for the three months ended September 30, 1995 and 1994, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

--------------------------------------------------------------------------------
               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                        1995                                   1994
       Nine Months Ended September 30                      ----------------------------------      ------------------------------
                                                           Average                  Average        Average               Average
        (in thousands)                                     Balance    Interest(1)    Rate(2)       Balance   Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
       EARNING ASSETS
         Money market investments:
          Interest earning deposits with banks               $ 4,708      $   209     5.92%         $  3,275    $    85     3.48%
          Federal funds sold                                   72,829       3,284     6.03            36,895      1,120     4.06
          Term federal funds sold and other                    46,342       1,992     5.75             1,120         30     3.61
         Investment securities(3):
          Taxable                                             402,042      16,777     5.57           459,278     17,240     5.01
          Nontaxable                                          176,499       7,144     8.35           212,933      8,014     7.77
         Loans and leases:
          Commercial                                          892,093      60,652     9.17           748,029     43,071     7.82
          Real estate                                         427,825      26,532     8.27           401,633     24,478     8.13
          Consumer                                            873,492      57,064     8.73           563,878     34,950     8.28
          Lease financing                                      65,522       3,194     6.50            82,398      4,165     6.74
                                                           ----------     -------     ----        ----------   --------     ----
               Total earning assets(3)                      2,961,352     176,848     8.18         2,509,439    133,153     7.36
                                                                          -------                              --------
        NONEARNING ASSETS
         Cash and due from banks                              140,788                                124,943
         Bank premises and equipment                           61,355                                 53,845
         Other nonearning assets                               98,057                                 51,994
         Allowance for loan losses                            (31,804)                               (23,333)
                                                           ----------                             ----------
              Total assets                                 $3,229,748                             $2,716,888
                                                           ==========                             ==========

       INTEREST-BEARING LIABILITIES
         Deposits:
          Demand deposits                                    $307,287       4,318     1.88       $   258,401      3,306     1.71
          Savings deposits                                    911,279      19,215     2.82           921,624     16,248     2.36
          Time deposits                                     1,002,533      40,583     5.41           712,443     21,746     4.08
         Repurchase agreements and other
            short-term borrowings                             142,634       5,255     4.93           142,827      3,626     3.39
         Long-term debt                                        97,810       5,518     7.54             9,435        358     5.07
                                                           ----------     -------     ----        ----------    -------     ----
                Total interest-bearing liabilities          2,461,543      74,889     4.07         2,044,730     45,284     2.96
                                                                          -------                               -------

       NONINTEREST-BEARING LIABILITIES AND
       SHAREHOLDERS' EQUITY
         Demand deposits                                      444,291                                373,451
         Other liabilities                                     50,691                                 42,247
         Shareholders' equity                                 273,223                                256,460
                                                           ----------                             ----------
                Total liabilities and shareholders'        $3,229,748                             $2,716,888
                  equity                                   ==========                             ==========


       NET INTEREST INCOME                                               $101,959                               $87,869
                                                                         ========                               =======

       NET INTEREST INCOME AS A PERCENT OF EARNING                                    4.80%                                 4.95%
       ASSETS

--------------------------------------------------------------------------------
            (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
            (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4,502 and $5,138 for the nine months ended September 30, 1995 and 1994, respectively, based on a tax rate of 35%.
            (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses

Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and nine months ended September 30, 1995 and 1994 is provided below. The provision for loan losses increased $149,000 during the three months and $733,000 during the nine months ended September 30, 1995 compared with the same periods of 1994. The allowance for loan losses increased $9,679,000 at September 30, 1995 compared to the prior year, $7,235,000 of which is due to the beginning allowance of the acquired banks. The increased provision and lower than expected charge-offs accounted for the remaining increase.

------------------------------------------------------------------------------------------------------------------------------------
                Analysis Of Allowance For Loan Losses
                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
                (in thousands)                                            1995         1994          1995         1994
------------------------------------------------------------------------------------------------------------------------------------

                Allowance for loan losses - beginning of period         $   33,893   $   23,524   $   24,714   $   22,547
                Allowance of Acquired Banks                                    ---          ---        7,235          ---
                    Charge-offs                                              2,340        1,237        5,605        4,275
                    Recoveries                                                 843          579        3,052        2,178
                                                                        ----------   ----------   ----------   ----------
                Net charge-offs                                              1,497          658        2,553        2,097
                Provision for loan losses                                    1,504        1,355        4,504        3,771
                                                                        ----------   ----------   ----------   ----------

                Allowance for loan losses - end of period               $   33,900   $   24,221   $   33,900   $   24,221
                                                                        ==========   ==========   ==========   ==========

                Loans outstanding at period end                         $2,424,110   $1,800,335   $2,424,110   $1,800,335
                Average loans outstanding during period                  2,409,138    1,809,328    2,258,932    1,795,938

                Allowance for loan losses as a percentage of loans
                outstanding at period end                                     1.40%        1.35%        1.40%        1.35%
                Ratio of net charge-offs during period to average
                loans outstanding (annualized)                                0.25         0.15        0.15          0.16
                Loan loss coverage (allowance as a multiple of net
                charge-offs, annualized)                                      5.7 x        9.2 x      10.0 x         8.7 x
------------------------------------------------------------------------------------------------------------------------------------

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

Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management has identified and devotes appropriate attention to credits which may not be performing as well as expected. Nonperforming loans are further discussed in the section entitled "Nonperforming Assets."

Noninterest Income
A summary of significant sources of noninterest income during the three and nine months ended September 30, 1995 and 1994 follows:

------------------------------------------------------------------------------------------------------------------------------------
Noninterest Income                      Three Months Ended      Nine Months Ended               Percent
                                           September 30,          September 30,             Change in 1995
                                                                                          ------------------
(in thousands)                                                                             Three       Nine
                                          1995       1994        1995        1994         months      months
------------------------------------------------------------------------------------------------------------------------------------
Trust fees                                $2,974     $2,421      $8,473      $7,316          22.8%     15.8%
Service charges on deposit accounts        2,506      2,121       7,256       6,400          18.2      13.4
Bankcard fees                              1,304      2,120       3,824       5,441         (38.5)    (29.7)
Brokerage and investment fees                394        317         951       1,087          24.3     (12.5)
Other loan income                            603        292       1,352       1,087         106.5      24.4
ATM network user fees                        488        366       1,222         989          33.3      23.6
Cash management services                     286        228         730         676          25.4       8.0
Safe deposit rentals                         278        200         740         586          39.0      26.3
Investment securities gains                   15        (35)        119         153         142.9     (22.2)
Other, net                                   753        385       1,898       1,551          95.6      22.3
                                          ------     ------     -------     -------
   Total noninterest income               $9,601     $8,415     $26,565     $25,286          14.1%      5.1%
                                          ======     ======     =======     =======
------------------------------------------------------------------------------------------------------------------------------------


Including the effects of the four acquired banks, noninterest income increased 14.1% and 5.1% for the three and nine months ended September 30, 1995 over the same periods in 1994. Excluding the results of the four acquired banks, bankcard fees declined 43.9% and 37.6% for the three and nine months ended September 30, 1995 as compared to prior year, primarily due to the discontinuance of the Travel Banking product line in early 1995 which provided bankcard merchant fee income. Excluding results of the newly acquired banks, brokerage and investment fees increased 19.2% in the three months ending September 30, 1995, but decreased 15.6% for the nine months ended September 30, 1995, as compared with the same periods in 1994. The nine month variance is primarily due to lower market penetration and a temporary reduction in staff during the first half of 1995. Other loan income increased during the three and nine months ended September 30, 1995, due to higher levels of gains on sales of mortgages to the secondary market as compared to the same periods a year ago. Excluding the impact of the acquired banks, ATM Network user fees increased 15.9% and 16.3% during the three and nine months ended September, 30 1995, as compared to the same periods in the prior year, due to increased volumes. Safe deposit income increased in the three and nine months ended September 30, 1995, as compared to the same periods in 1994, resulting from additional income
generated by the acquired banks.   Miscellaneous other income increased for the
three and nine months ended September 30, 1995 as compared to the same periods in 1994, primarily due to the impact of the four acquired banks.

Excluding the results of the four acquired banks variances for the following income categories were not significant; trust income increasing 2.6% and 2.9% in the three and nine month periods, and service charges on deposits decreasing in the three and nine month periods by 5.0%, and 6.8% as compared to the same periods in the prior year.

Noninterest Expense
Significant changes in noninterest expense during the three and nine months ended September 30, 1995 compared with the same period of 1994 are summarized in the table below.

------------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense                     Three Months Ended       Nine Months Ended              Percent
                                           September 30,           September 30,            Changes in 1995
                                                                                           ------------------
                                                                                            Three       Nine
(in thousands)                            1995        1994        1995        1994         Months      Months
------------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits           $16,712     $14,189     $48,028     $42,116          17.8%       14.0%
Equipment                                  2,536       2,199       7,294       6,369          15.3        14.5
Occupancy                                  2,282       2,053       6,590       5,997          11.2         9.9
FDIC insurance premiums                       68       1,281       2,981       3,753         (94.7)      (20.6)
Bankcard fees                                785       1,945       2,122       4,441         (59.6)      (52.2)
Stationery and supplies                      898         691       2,602       2,005          30.0        29.8
Postage and delivery                         891         574       2,317       1,819          55.2        27.4
Taxes other than income taxes                605         669       1,844       1,862          (9.6)       (1.0)
Advertising and public relations             697         486       2,082       1,564          43.4        33.1
Legal, audit and examination fees            389         378       1,261       1,358           2.9        (7.1)
Other loan fees                              502         325       1,327         993          54.5        33.6
Consulting and other professional            323         510       1,545       1,086         (36.7)       42.3
fees
Other, net                                 3,898       1,459      11,142       7,554         167.2        47.5
                                         -------     -------     -------     -------
   Total noninterest expense             $30,587     $26,759     $91,135     $80,917          14.3%       12.6%
                                         =======     =======     =======     =======
------------------------------------------------------------------------------------------------------------------------------------


The three and nine months ended September 30, 1995 reflect an increase in noninterest expense of 14.3% and 12.6%, respectively over the same periods in 1994. The increase in salaries and employee benefits in the three and nine months ended September 30, 1995 compared with the same periods a year ago primarily reflects the effects of the acquired banks. Excluding the results of the acquired banks, salaries and employee benefits increased 2.2% and 1.4% during the three and nine months ending September 30, 1995, compared to the previous year. Cost savings attributable to staff reductions partially offset the effects of normal merit increases and higher health insurance and other benefit costs. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation including the newly acquired banks will continue to mitigate the need to replace staff lost through normal attrition.

Occupancy expense, excluding the results of the four acquired banks, reflects a decrease in expense for the three and nine month periods of 7.6% and 4.7%, respectively. Excluding the newly acquired banks, equipment and stationary and supplies expense had only slight increases of 1.2% and 8.3% for the three months and 3.5% and 7.2%, for nine months, respectively, as compared to the same periods last year. The three months ended September 30, 1995 include a refund of FDIC insurance premiums of $1,517,000. The FDIC approved a new rate schedule for bank deposit insurance premiums, decreasing premiums for all banks within the Corporation from $0.23 to $0.04 per $100 of insured deposits, retroactive to June 1, 1995.

The decrease in bankcard processing expense is due to the discontinuance of the Travel Banking product line in early 1995 which had previously generated significant amounts of interchange and other bankcard expense. Postage and delivery expense increased in the three and nine months ended September 30, 1995, due to one time acquisition related expenses and the impact of the acquired banks. Excluding the results of the newly acquired banks, advertising increased slightly in the three and nine month periods ending September 30, 1995 by 12.9% and 8.4%, respectively. Other loan fees increased due to expenses
associated with the acquired banks.   Consulting and other professional services
increased 43.4% and 33.1% during the three and nine months compared to the same period last year, primarily due to system integration and conversion costs associated with the newly acquired banks. The system integration and conversion process was completed in the third quarter of this year. Other miscellaneous noninterest expense, increased for the three and nine months ended September 30, 1995 as compared to the same period last year. The increase was due to the amortization of the goodwill associated with the February 28, 1995 bank acquisitions and other normal recurring expense associated with the
acquired banks.   Overall, noninterest expenses excluding the results of the four acquired banks decreased 8.9% for the three months ended September 30, and 6.2% for the nine months ended September 30, as compared to 1994.

Income Taxes
Federal income tax expense increased to $9,048,581 for nine months of 1995 from $7,287,219 during the same period of 1994, increasing 24.2%, resulting from higher pre-tax earnings and a slightly lower level of tax-exempt interest income.

Balance Sheet
The Corporation had total assets of $3,401,902,000 as of September 30, 1995, an increase of $698,079,000 or 25.8% from $2,703,823,000 as of December 31, 1994.
The newly acquired banks accounted for $730,000,000 of the increase including a preliminary cost-in-excess of the fair value of identifiable net assets acquired of $ 57,025,000. Total earning assets amounted to $3,115,508,000 as of September 30, 1995, compared with $2,505,560,000 for the same period in
1994, an increase of $ 609,948,000 or 24.3%.   Average earning assets comprised
91.5% of average total assets during the first nine months of 1995 compared with 92.2 % for the corresponding period in 1994. The 0.7% decline is primarily the result of the cost-in-excess of the fair value of identifiable net assets of the four banks acquired in the first quarter of 1995.

Investment Securities and Money Market Investments
Total average investments, including money market investments, comprised 23.8% of average earning assets during the first nine months of 1995, compared with 28.5% for the same period of 1994. Average money market investment balances increased to 4.2% of total average earning assets during the first nine months of 1995 from 1.6% for same period of 1994. Overall, decreases in investment securities and money market investments as a percent of earning assets resulted from the newly acquired banks and the use of funds to support loan growth.

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

Loans and Leases
The Corporation extends credit primarily within the market areas of its seven banking subsidiaries; six located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 25.8% in the first nine months of 1995 compared with the same period in 1994
(2.5% excluding the purchase of the newly acquired banks).   The real estate
mortgage loan portfolio decreased due to lower new loan volume and sale of mortgages in 1995 while the commercial and consumer loan portfolios increased.

Nonperforming Assets
The Corporation adopted Financial Accounting Standards Board Statement ("SFAS") No. 114, "Accounting by creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" effective January 1, 1995. SFAS 114 requires creditors to establish a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected.
The impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of the Statements did not have a material effect on the Corporation's financial position or results of operations nor did it result in additional provisions for loan losses as the Corporation has historically established valuation allowances based on the fair value of collateral securing an impaired loan. In addition, as permitted by SFAS 118, interest income on impaired loans continues to be recognized in a manner consistent with prior income recognition policies. For all impaired loans, other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis.

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment losses are included in the provision for loan losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data that follows.

At September 30, 1995, loans considered to be impaired under the Statements totalled $20,607,000 (of which $13,388,000 were on a nonaccrual basis). Included within this amount is $6,637,000 of impaired loans for which the related allowance for loan losses is $1,354,000 and $13,970,000 of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1995 was approximately $19,706,000. For the quarter ended September 30, 1995, the Corporation recognized interest income of $ 372,000 which included $182,000 of interest income recognized using the cash basis method of income recognition.

Nonperforming assets consist of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. The Corporation changed its nonperforming asset policy in the third quarter of 1995 to include loans 90 days past due and still accruing in the nonperforming asset category. Previously these loans were considered underperforming assets. All nonperforming asset disclosures contained in this filing have been adjusted to reflect this change. Certain of these loans, as defined above, are considered to be impaired under the Statements. The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan (including a loan impaired under the Statements) is placed on nonaccrual status when there is doubts regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status.

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

The table on the following page provides a summary of nonperforming assets as of September 30, 1995, December 31, 1994 and September 30, 1994. Total nonperforming assets amounted to $25,066,000 as of September 30, 1995, compared with $21,938,000 as of December 31, 1994 and $21,945,000 as of September 30, 1994. Overall, nonperforming assets increased from December 31, 1994 due to the inclusion of the nonperforming assets of the acquired banks, but declined as a percentage of total loans and assets.

------------------------------------------------------------------------------------------------------------------------------------
Nonperforming Assets
                                                           September 30,      December 31,  September 30,
(in thousands)                                                   1995             1994           1994
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                      $5,248         $5,185         $4,946
    From 30 to 89 days past due                                      1,574          1,405            289
    90 or more days past due                                        15,628         11,566         12,541
                                                                   -------        -------        -------
      Total                                                         22,450         18,156         17,776
  90 days past due and still accruing                                  109          1,253          1,457
  Restructured                                                         527            299            100
                                                                   -------        -------        -------
      Total nonperforming loans                                     23,086         19,708         19,333
Other Real Estate Owned ("OREO")                                     1,980          2,230          2,612
                                                                   -------        -------        -------

      Total nonperforming assets                                   $25,066        $21,938        $21,945
                                                                   =======        =======        =======


Nonperforming assets as a percent of total loans plus OREO            1.03%          1.21%          1.22%
Nonperforming assets as a percent of total assets                     0.74           0.81           0.81
------------------------------------------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are either current or less than 90 days past due in terms of principal and interest payments but, in management's opinion, may deteriorate
in quality if economic conditions change.   As of  September 30, 1995 such
credits amounted to $14,122,000 or 0.6% of total loans, compared with $15,257,000 or 0.8 % at December 31, 1994 and $20,564,000 or 1.1% as of
September 30, 1994. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

Deposits
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 17.6% in the first nine months of 1995 over the same period in 1994 (decrease of 0.7% excluding the newly acquired banks). The shift in customer preferences from savings deposits to time deposits reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

Short-Term Borrowings And Long-Term Debt
On average, total short-term borrowings were relatively unchanged at $142,634,000 during the first nine months of 1995 compared with $142,827,000 during the same period of 1994. To finance the acquisition of the acquired banks, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The revolving credit facility is currently comprised of a $35 million two year bullet note and a $40 million three year amortizing note at a blended fixed rate of 7.65%. The remaining $40 million outstanding has a variable interest rate based on the 3 month LIBOR index. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary
banks.   The agreement  also requires the Corporation to maintain certain financial covenants all of which the Corporation is in full compliance as of September 30, 1995. In addition, long-term debt of $4,561,000 existing on the acquisition date at the acquired banks was assumed by the Corporation as part
of the acquisition.   The transaction resulted in average long-term debt
balances increasing to $97,810,000 during the first nine months of 1995 from $9,435,000 for the same period of 1994.

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


Capital Resources

Regulatory Capital Requirements
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The risk-based capital ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk- weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. All bank subsidiaries within the Corporation maintain sufficient capital to maintain a "well capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk-based capital levels were well in excess of all regulatory standards.

------------------------------------------------------------------------------------------------------------------------------------
Capital Ratios
                                      Regulatory        September 30,        December 31,     September 30,
                                        Minimum              1995                1994              1994
------------------------------------------------------------------------------------------------------------------------------------
  Risk based capital:
    Tier I                                  4.0%                  8.7%             13.4%             13.2%
    Total capital                           8.0                  10.0              14.7              14.4
  Tier I leverage                           3.0                   6.5               9.5               9.2
------------------------------------------------------------------------------------------------------------------------------------


Common and Preferred Stock
The Corporation maintains a stock repurchase program initiated in November 1987. During the first nine months of 1995, no shares were repurchased under this program. As of September 30, 1995, a total of 1,132,470 shares have been repurchased under this program at an average price per share of $14.31.

Other
Total shareholders' equity was $286,612,000 or $20.08 per share as of September 30, 1995, compared with $258,730,000 or $18.31 per share as of December 31, 1994 and $257,805,000 or $18.28 per share as of September 30, 1994. The
Corporation declared cash dividends of $0.67 per share during the first nine months of 1995, an increase of 9.8% over the $0.61 per share declared during the same period in 1994.


Liquidity And Debt Capacity

The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: average loans to deposits; total liquid assets (including cash, U.S. Treasury securities and short-term investments) to total deposits; and, total long- term debt to equity. These ratios are summarized in the table below.


------------------------------------------------------------------------------------------------------------------------------------
Key Liquidity Ratios                              September 30,         December 31,        September 30,
                                                     1995                  1994                 1994
------------------------------------------------------------------------------------------------------------------------------------
Quarterly average:
  Loans to deposits                                   86.7%                80.0%                79.7%
  Liquid assets to deposits                           16.5                 19.1                 18.5
Total long-term debt to equity                        43.0                  2.0                  2.9
------------------------------------------------------------------------------------------------------------------------------------

With the acquired banks, the Corporation's quarterly average loan to deposit ratio increased to 86.7% at September 30, 1995 from 80.0% at December 31, 1994. The acquisition was funded from the proceeds of a $115 million revolving
credit facility obtained by the Corporation's parent company.   The funding
increased the long-term debt to equity ratio to 43.0% at September 30, 1995 from 2.0% at December 31, 1994. The parent will service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


Interest Rate Risk

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly.
Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 1995 is illustrated in the following table. As shown, the Corporation was in an "asset sensitive" position (had more rate sensitive assets than rate sensitive liabilities) of $170 million within the one year
time frame.   Because of the other inherent limitations of GAP analysis, management also uses simulation modeling to evaluate the impact of changes in interest rates and balance sheet configurations. Such simulations can be used to develop strategies which can limit interest rate risk and provide adequate liquidity.

------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity                                                                    Multiple of Rate
                                                 Rate Sensitive Rate Sensitive               Sensitive Assets
(in millions)                                        Assets       Liabilities    Period Gap   to Liabilities
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1995
   Repricing or maturing:
     Within 30 days                                 $871           $355            $516              2.45 x
     31-90 Days                                      123            244            (121)             0.50
     91-180 Days                                     195            296            (101)             0.66
     181-365 Days                                    352            476            (124)             0.74
                                                  ------         ------            ----
       Total within 1 year                         1,541          1,371             170              1.12
     1-5 Year                                      1,110          1,085              25              1.02
     Over 5 years                                    457            151             306              3.03
                                                  ------         ------            ----
       Total                                      $3,108         $2,607            $501              1.19
                                                  ======         ======            ====

December 31, 1994
   Total within 1 year                             2,501          1,988             513              1.26

September 30, 1994
   Total within 1 year                             2,515          2,013             502              1.25

------------------------------------------------------------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

Item 5. Other Information

On February 28, 1995 the Corporation completed the acquisition of the four affiliate banks of Banc One Corporation in East Lansing, Fenton, Sturgis and Ypsilanti Michigan in a cash transaction for $115 million. The four banks have a combined asset base of $730 million and operate 21 branches. The banks were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan, the Corporation's lead bank in the holding company.

On October 20, 1995, the Corporation announced the consolidation of its six Michigan chartered banks into one bank called Citizens Bank. The consolidation will further streamline operations and reduce certain costs but will retain local management and the respective boards of directors. The consolidation is subject to regulatory approval and is expected to be completed in the second quarter of 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 3.Exhibits:
       (11) Statement re: computation of per share earnings

(b)    (27) Financial Data Schedule

(c) Reports on Form 8-K:

       none


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CITIZENS BANKING CORPORATION


Date  November 10, 1995                          By
      ----------------------                         --------------------------------------------------------------------
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

EXHIBIT INDEX


Exhibit
  No.                               Description                          Page
-------                             -----------                          ----
 (11)              Statement re: computation of per share earnings

 (27)              Financial Data Schedule