Form 10-K405
period 1995-12-31
CITIZENS BANKING CORP
filed 1996-03-29
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                               ----------------    ----------------

Commission file Number   0-10535

                          CITIZENS BANKING CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                MICHIGAN                                  38-2378932
- ----------------------------------------            ---------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                          Identification No.)


      One Citizens Banking Center,
 328 S. Saginaw Street, Flint, Michigan                      48502
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (810) 766-7500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - No Par Value
- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      X  Yes      No
                                                             -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $414,453,000 as of March 18, 1996.

     The number of shares outstanding of the registrant's Common Stock (No par value) was 14,363,835 as of March 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Citizens Banking Corporation Proxy Statement for its annual meeting of shareholders to be held April 16, 1996 are incorporated by reference into Part III.

(Exhibit Index - Pages 13 through 14) Page 1 of 115

                          CITIZENS BANKING CORPORATION

                        1995 Annual Report on Form 10-K



                               TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I
  Item 1.  Business ...........................................................  3
  Item 2.  Properties .........................................................  7
  Item 3.  Legal Proceedings ..................................................  7
  Item 4.  Submission of Matters To a Vote of Security Holders ................  7

PART II
  Item 5.  Market for the Registrant's Common Equity and
                Related Stockholder Matters ...................................  8
  Item 6.  Selected Financial Data ............................................  8
  Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations .........................................  8
  Item 8.  Financial Statements and Supplementary Data ........................  8
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  8

PART III
  Item 10. Directors and Executive Officers of  Registrant ....................  9
  Item 11. Executive Compensation .............................................  9
  Item 12. Security Ownership of Certain Beneficial Owners and Management .....  9
  Item 13. Certain Relationships and Related Transactions .....................  9

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ... 10

SIGNATURES .................................................................... 11

EXHIBIT INDEX ................................................................. 13


                                    PART I
- -------------------------------------------------------------------------------


ITEM 1. BUSINESS.

General
     Citizens Banking Corporation ("Corporation") was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 1995, the Corporation directly or indirectly owned seven banking subsidiaries and one nonbanking subsidiary and had 1907 full-time equivalent employees. Additional information related to the subsidiaries at year-end 1995 is provided below.


                                                                                  Total
                                                  Principal        Number        Assets              Date
           Subsidiary                              Office        of Offices   (in millions)        Acquired
- ------------------------------------------------------------------------------------------------------------
Citizens Commercial & Savings Bank                Flint, MI         50       $2,055.7(1)         01/01/1982
Grayling State Bank                             Grayling, MI         3           82.7            07/02/1984
State Bank of Standish                          Standish, MI         5          109.4            12/31/1984
Second National Bank of Saginaw                  Saginaw, MI        18          709.5            12/18/1985
Second National Bank of Bay City                Bay City, MI         7          166.0            12/18/1985
Commercial National Bank of Berwyn                Berwyn, IL         3          244.1            05/01/1987
National Bank of Royal Oak                      Royal Oak, MI        6          175.0            10/01/1993

  (1) Consolidated totals of Citizens Commercial & Savings Bank ("CCSB" and its wholly owned nonbank subsidiary, Citizens Commercial Leasing Corporation ("CCLC")). Ownership of CCLC was transferred to CCSB from the Corporation on January 31, 1991.

     The Corporation's subsidiary banks are full service commercial banks offering a variety of financial services to corporate, commercial, correspondent and individual bank customers. These services include commercial, mortgage and consumer lending, demand and time deposits, trust services, investment services, safe deposit facilities, and other financial products and services. The bank subsidiaries are wholly owned by the Corporation and operate through 92 banking offices. The offices are located along the Interstate 75 corridor within the State of Michigan from northern and western suburban Detroit to the greater Grayling/Gaylord areas. Expansion through the acquisition of the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995 established a new market presence in the central and southwest Michigan areas. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial & Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition. Total assets acquired of $670 million included net loans of $532 million and investment securities and money
market investments of $57 million.   The three banking offices in Illinois are
located in the suburban market of Chicago.
     Citizens Commercial Leasing Corporation, a wholly owned nonbank subsidiary of Citizens Commercial & Savings Bank, engages in direct lease financing of office, medical and other equipment, and participates in high quality indirect lease participations. CCLC's office is located in the main office building of Citizens Commercial & Savings Bank.

Competition
     The financial services industry is highly competitive. The banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The nonbank subsidiary competes directly with other leasing companies.
     Loans comprise 70.2% of the Corporation's average assets and are made in the normal course of business to individuals, partnerships, municipalities and
corporations.   Credit is extended to customers within the commercial,
commercial mortgage, real estate construction, real estate mortgage, consumer installment and lease financing categories. Consumer installment loans are primarily composed of automobile, personal, marine, home equity and bankcard loans and represent 39.1% of the 1995 average loan portfolio. Consumer installment loans originated follow strict Corporate credit screening procedures. Real estate mortgage loan extensions are primarily first liens on one to four family structures and unless insured by a private mortgage insurance company typically have traditional loan to appraisal ratios of 80%. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 of this document on pages 66 to 70 under the captions "Loans and Leases" and "Nonperforming Assets".
     Mergers between and the expansion of financial institutions both within and outside of our primary markets of Michigan and Illinois have provided significant competitive pressure in those markets. In addition, the passage of federal interstate banking legislation has expanded the banking market and heightened competitive forces.
     In October 1995, the Corporation announced the consolidation of its six Michigan chartered banks into one bank called Citizens Bank. The consolidation, expected to occur in June 1996, will further streamline operations and reduce certain costs but will retain local management and respective boards of directors. Also in 1995, the Corporation announced its Process Improvement Project, a series of productivity initiatives designed to incorporate the use of "best practices" throughout the Corporation. The Corporation expects to achieve financial benefits as a result of these initiatives.
     Other factors such as employee relations and environmental laws also impact the Corporation's competitiveness. Presently, none of the Corporation's employees are covered by collective bargaining agreements and the Corporation's maintains a favorable relationship with it's employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
     Citizens Banking Corporation is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the Corporation to obtain the prior approval of the Board of Governors of the Federal Reserve System for bank acquisitions, limits the acquisition of shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the nonbanking activities of the Corporation. As a bank holding company, the Corporation and its subsidiaries are able only to conduct the business of banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     The Corporation's subsidiary banks are subject to various regulatory authorities. Three of the banks are chartered by the State of Michigan and are subject to supervision, regulation and examination by the Financial
Institutions Bureau of the State of Michigan. The other four banks are chartered under federal law and are subject to supervision, regulation and examination by the Comptroller of the Currency. All seven banks are subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"), as their deposits are insured by the FDIC to the extent provided by the law. All but one bank are members of the Federal Reserve System. The Corporation's nonbank company is supervised and examined by the Federal Reserve System.
     Certain regulatory matters concerning capital adequacy guidelines for the Corporation and its banking subsidiaries, limitations on the payment of dividends to the Corporation by its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 of this document on pages 71 and 90 under the captions, "Liquidity and Debt Capacity" and "Note 16. Regulatory Matters".
     As previously discussed, the Corporation announced the consolidation of its six Michigan chartered banks into one bank called Citizens Bank. The consolidation will further streamline operations and reduce certain costs but will retain local management and respective boards of directors. The consolidation is subject to regulatory approval and is expected to be completed in June 1996. This consolidation will likely result in maintaining additional non-interest bearing deposits with the Federal Reserve Bank and may favorably impact the ability of the surviving entity to pay dividends to the Parent
company without regulatory approval.   The surviving bank charter in Michigan
"Citizens Bank" will be a state chartered member of the Federal Reserve System.
     The 1994 passage of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act allows states the ability to enact legislation permitting interstate branching but have no choice in opting out of provisions related to interstate banking. The effect of the interstate banking provisions do not impact Michigan or neighboring states since these states have previously passed legislation allowing bank holding companies to own bank affiliates in multiple states. On November 29, 1995 the Michigan legislature passed Public Act 202 permitting interstate branching. This law allows a bank the ability to establish branches outside of the State of Michigan provided that state adopts similar legislation. However, since Citizens is headquartered in Michigan and currently has only one subsidiary outside of the state this does not significantly affect the Corporation. The Corporation may be impacted as states adjacent to Michigan pass similar legislation. The impact of this is not expected to significantly affect the Corporation's strategic plan, except to allow potentially greater consolidation benefits if the Corporation acquires banks outside of Michigan.
     On December 29, 1994 the State of Michigan amended the State's Banking
Code of 1969 to allow banks to engage in the insurance business and to own an insurance agency. Although the National Bank Holding Company Act prohibits the holding company from direct ownership of an insurance agency, banks within the holding company may now do so. In the first quarter of 1996, the Corporation's lead bank Citizens Commercial & Savings Bank established a "de novo" insurance agency, Lakeshore Insurance. Through this subsidiary, the Corporation will sell life insurance and annuity products to customers subject to certain restrictions.
     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") adopted in August 1989 has significantly affected financial institutions. Key provisions of

FIRREA provide for the acquisition of thrift institutions by bank holding companies (previously only failing thrifts were permitted to be acquired), increase deposit insurance assessments for insured banks, redefine applicable capital standards for banks and thrifts, broaden the enforcement power of federal bank regulatory agencies, and require that any FDIC-insured depository institution be held liable for any loss incurred by the FDIC in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, imposes on banks relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the major provisions contained in FDICIA includes recapitalization of the Bank Insurance Fund ("BIF"), a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operation.
     FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the
designated reserve ratio defined in FDICIA.   In response to the BIF obtaining
the designed reserve ratio, 1995 FDIC assessments were reduced from 23 cents to 4 cents per $100 of deposits for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". All seven of the Corporation's subsidiaries have sufficient captial to maintain a "well capitalized" designation, (the FDIC's highest rating). On December 11, 1995, the FDIC amended the assessment rate schedule to reduce assessments on deposits for banks within supervisory risk subgroup 1.A. "well capitalized" to zero effective for the first semiannual assessment schedule in 1996. Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

Monetary Policy
     The monetary and fiscal policies of regulatory authorities, including the Federal Reserve System, strongly influence the banking industry. Through open market securities transactions, variations in the discount rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of these measures on future business and earnings of the Corporation cannot be predicted.

Environmental Matters
     The Corporation's primary exposure to environmental risk is through its provision of trust services and its lending activities. In each instance, the Corporation has policies and procedures in place to mitigate its environmental risk exposures to the fullest extent possible. With respect to lending activities, environmental site assessments at the time of loan origination are mandated by the Corporation to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, the Corporation utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently the Corporation does not anticipate any material effect on capital expenditures, earnings or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in the "Item 3. Legal Proceedings" section of this document.

ITEM 2. PROPERTIES

The Corporation's offices are located at One Citizens Banking Center, 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Commercial & Savings Bank, its largest bank subsidiary. The Corporation's subsidiaries operate through 92 banking offices. Of these, 22 are leased, three are owned by the banks involved but on leased land, and the remaining are owned. Rent expense on the leased properties, net of sublease payments of $55,000, totaled $917,000 in 1995.
     The banking offices are located in various communities throughout the State of Michigan and in the Chicago suburbs of Berwyn, Cicero and Elk Grove, Illinois. Some portions of the main office buildings of Citizens Commercial & Savings Bank and Second National Bank of Saginaw are leased to tenants.
     Additional information related to the property and equipment owned or leased by the Corporation and its subsidiaries is incorporated herein by reference from Exhibit 13 on page 83 under the caption "Note 6. Premises and Equipment" of this document.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, certain of the Corporation's subsidiaries are notified by applicable environmental regulatory agencies, pursuant to State or Federal environmental statutes or regulations, that they may be potentially responsible parties ("PRPs") for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediating the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, there are a number of other PRPs identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. The Corporation's management is not presently aware of any environmental liabilities which pose a reasonable possibility of future material impact on the Corporation or its earnings. It is the Corporation's policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II
- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S
        MATTERS.

     The information required by this item is incorporated herein by reference from Exhibit 13 on page 73 under the caption "Table 13. Selected Quarterly Information" of this document.
     The approximate number of shareholders of the Registrant's common stock is 6,700 as of December 31, 1995. This number includes an estimate for individual participants in the security positions of certain shareholders of record.
     Restrictions on the Registrant's ability to pay dividends is incorporated herein by reference from Exhibit 13 on page 90 under the caption "Note 16. Regulatory Matters" of this document.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is incorporated herein by reference from Exhibit 13 on page 57 under the caption "Table 1. Selected Financial Data" of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from
Exhibit 13 on pages 57 through 74 of this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements are incorporated herein by reference from Exhibit 13 on pages 75 through 93 of this document.

     Supplementary data of the Corporation's quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 73 of this document under the caption "Table 13. Selected Quarterly Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III
- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item appears in the Corporation's proxy statement for its annual meeting of shareholders to be held April 16, 1996 ("1995 Proxy Statement"), and is incorporated herein by reference as follows:

      Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 4 through 7 and on pages 10 through 13, respectively, of the 1995 Proxy Statement.

      Regulation S-K Item 405 disclosure: Appears under the caption "Securities Transactions Reporting" on page 23 of the 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the caption "Compensation of Directors," on page 9 and under the captions "Executive Compensation", "Compensation and Benefits Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 14 through 23 of the Corporation's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 3 and 4, respectively, of the Corporation's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on page 23 of the Corporation's 1995 Proxy Statement, and is incorporated herein by reference.

                                   PART IV
- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:
        The following consolidated financial statements of the Corporation and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
           Consolidated Balance Sheet
           Consolidated Statements of Income
           Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements
           Report of Ernst & Young LLP, Independent Auditors

    2. Financial Statement Schedules:
        All schedules are omitted -- see Item 14(d) below.

    3. Exhibits:
        The exhibits listed on the "Exhibit Index" on pages 13 through 14 of this report are filed herewith and are incorporated herein by reference.

(b) Reports on Form 8-K
        No reports of Form 8-K were filed for the quarter ended December 31, 1995.

(c) Exhibits:
        The "Exhibit Index" is filed herewith on pages 13 through 14 of this report and is incorporated herein by reference.

(d) Financial Statement Schedules:
        All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                  Signatures
- --------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CITIZENS BANKING CORPORATION
(Registrant)


by /s/Charles R. Weeks                              Date:  March 25, 1996
Charles R. Weeks
Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Capacity                        Date
- ----------------------       -------------------------------  ---------------

/s/Charles R. Weeks          Chairman of the Board,           March 25, 1996
- ---------------------------  Chief Executive Officer and
Charles R. Weeks             Director


/s/Robert J. Vitito          President, Chief Administrative  March 25, 1996
- ---------------------------  Officer and Director
Robert J. Vitito

/s/John W. Ennest            Vice Chairman of the Board,      March 25, 1996
- ---------------------------  Chief Financial Officer,
John W. Ennest               Treasurer and Director


/s/Edward P. Abbott          Director                         March 25, 1996
- ---------------------------
Edward P. Abbott

/s/Hugo E. Braun, Jr.        Director                         March 25, 1996
- ---------------------------
Hugo E. Braun, Jr.

/s/Jonathan E. Burroughs II  Director                         March 25, 1996
- ---------------------------
Jonathan E. Burroughs II

     Signature                    Capacity                   Date
- --------------------------  ---------------------       --------------
/s/Joseph P. Day            Director                    March 25, 1996
- ---------------------------
Joseph P. Day

/s/Lawrence O. Erickson     Director                    March 25, 1996
- ---------------------------
Lawrence O. Erickson

/s/Victor E. George         Director                    March 25, 1996
- ---------------------------
Victor E. George

/s/William J. Hank          Director                    March 25, 1996
- ---------------------------
William J. Hank

/s/George H. Kossaras       Director                    March 25, 1996
- ---------------------------
George H. Kossaras

/s/Patricia L. Learman      Director                    March 25, 1996
- ---------------------------
Patricia L. Learman

/s/William F. Nelson, Jr.   Director                    March 25, 1996
- ---------------------------
William F. Nelson, Jr.

/s/Paul A. Rowley           Director                    March 25, 1996
- ---------------------------
Paul A. Rowley

/s/William C. Shedd         Director                    March 25, 1996
- ---------------------------
William C. Shedd

/s/David A. Thomas, Jr.     Vice Chairman of the Board  March 25, 1996
- --------------------------- and Director
David A. Thomas, Jr.

/s/James E. Truesdell, Jr.  Director                    March 25, 1996
- ---------------------------
James E. Truesdell, Jr.

/s/Kendall B. Williams      Director                    March 25, 1996
- ---------------------------
Kendall B. Williams

                          CITIZENS BANKING CORPORATION
                        1995 Annual Report on Form 10-K

                                 EXHIBIT INDEX
                  (FILED AS PART OF THIS REPORT ON FORM 10-K)

      Exhibit                                                                                Form 10-K
        No.                             Exhibit                                               Page No.
      -------  --------------------------------------------------------------                ---------
      3(a)     Restated Articles of Incorporation, as amended.                                 15-53

      3(b)     Amended and Restated Bylaws. (incorporated by reference
                 from Exhibit 3(d) of the Corporation's 1994 Annual
                 Report on Form 10-K, file number 0-10535).                                     N/A

      4        Rights Agreement, dated July 20, 1990, between the
                 Corporation and Citizens Commercial & Savings  Bank, as
                 Rights Agent (incorporated by reference from Exhibit 4(a)
                 of the Corporation's Report on Form 8-K filed July 26, 1990,
                 file number 0-10535).                                                          N/A

     10(a)     Citizens Banking Corporation Stock Option Plan and Citizens
                 Banking Corporation First Amended Stock Option Plan
                 (incorporated by reference from Exhibit 4(a) of the
                 Corporation's registration statement on Form S-8 filed November
                 26, 1986 as amended April 21, 1987--Registration No. 33-10007).                N/A


     10(b)     Citizens Banking Corporation Amended and Restated Section 401(k)
                 Plan.  (incorporated by reference from Exhibit 4a of the
                 Corporation's registration statement on Form S-8 filed
                 April 26, 1989--Registration No. 33-28354).                                    N/A

     10(c)     Citizens Banking Corporation Second Amended Stock Option Plan.
                 (incorporated by reference from Exhibit 4 of the Corporation's registration statement on Form S-8 filed May 5, 1992--
                 Registration No. 33-47686).                                                    N/A

     10(d)     Composite form of "Performance Partnership Program Grant
                 Agreement" executed between the Corporation and certain
                 executive officers of the Corporation pursuant to the Corporation's
                 Second Amended Stock Option Plan (incorporated by reference from
                 Exhibit 10(d) of the Corporation's 1992 Annual Report on Form 10-K,
                 file number 0-10535).                                                          N/A

     10(e)     Composite form of "Stock Option Agreement" executed between the
                 Corporation and certain executive officers of the Corporation pursuant to the Corporation's Second Amended Stock Option Plan
                 (incorporated by reference from Exhibit 10(e) of the Corporation's
                 1992 Annual Report on Form 10-K, file number 0-10535).                         N/A

     10(f)     Grant Agreement For Charles R. Weeks executed between the Corporation and Charles R. Weeks pursuant to the Corporation's Second Amended
                 Stock Option Plan (incorporated by reference from Exhibit 10(f) of the
                 Corporation's 1992 Annual Report on Form 10-K, file number 0-10535).           N/A





      Exhibit                  EXHIBIT INDEX (continued)                                     Form 10-K
        No.                             Exhibit                                               Page No.
      -------  --------------------------------------------------------------                ---------


      10(g)    Citizens Banking Corporation Management Incentive Compensation
                 Program (incorporated by reference from pages 19 and 20 of the
                 Corporation's Proxy Statement for its 1995 Annual Meeting of
                 Shareholders under the caption "Management Incentive Plan"
                 file number 0-10535).                                                           N/A

      10(h)    Citizens Banking Corporation Amended and Restated Director's
                 Deferred Compensation Plan. (incorporated by reference from
                 Exhibit 10(h) of the Corporation's 1994 Annual Report on Form 10-K,
                 file number 0-10535).                                                           N/A

      10(i)    Deferred Compensation Agreement for Charles R. Weeks, as amended, and related Citizens Banking Corporation Deferred Benefits Trust Agreement.
                 (incorporated by reference from Exhibit 10(d) of the Corporation's 1989
                 Annual Report on Form 10-K, file number 0-10535).                               N/A

      10(j)    Citizens Banking Corporation Supplemental Retirement Benefits Plan
                 for Charles R. Weeks, as amended.  (incorporated by reference from
                 Exhibit 10(e) of the Corporation's 1989 Annual Report on Form 10-K,
                 file number 0-10535).                                                           N/A

      10(k)    Citizens Commercial & Savings Bank Supplemental Retirement Benefits
                 Plan for David A. Thomas Jr. (incorporated by reference from
                 Exhibit 10(f) of the Corporation's 1990 Annual Report on Form 10-K,
                 file number 0-10535).                                                           N/A

      10(l)    Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 99 of the Corporation's registration
                 statement on Form S-8 filed July 21, 1995--Registration No. 33-61197).          N/A

      11       Computation of Per Share Earnings                                                 54

      13       Citizens Banking Corporation 1995 Annual Report (except as to portions expressly incorporated herein, said Annual Report is included only for
                 information)                                                                  55-93

      21       Subsidiaries of the Corporation                                                   94

      23       Consents of Independent Accountants                                               95

      27       Financial Data Schedule                                                           96

      99       1995 Annual Report on Form 11-K for the Citizens Banking Corporation
                 Amended and Restated Section 401(k) Plan                                       97-115





N/A - not applicable, exhibit incorporated by reference.

All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.