Form 10-Q
period 1996-03-31
CITIZENS BANKING CORP
filed 1996-05-15
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 1996
                           --------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    -------------

Commission file Number   0-10535
                         --------

                          CITIZENS BANKING CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     MICHIGAN                                    38-2378932
- ------------------------------------------------------    ----------------------
           (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                  Identification No.)

   One Citizens Banking Center, Flint, Michigan                   48502
- ------------------------------------------------------    ----------------------
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
                 X  Yes      No
                ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                         Outstanding at April 24, 1996
- --------------------------                         -----------------------------
Common Stock, No Par Value                                14,419,291 Shares



                        (This report contains 21 pages)

                         Citizens Banking Corporation
                             Index to Form 10-Q


                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.................................     3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................     8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.................................................    20

     Item 2 - Changes in Securities.............................................    20

     Item 3 - Defaults Upon Senior Securities...................................    20

     Item 4 - Submission of Matters to a Vote of Security Holders...............    20

     Item 5 - Other Information.................................................    20

     Item 6 - Exhibits and Reports on Form 8-K..................................    20

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


- ----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                      MARCH 31,   December 31,
(in thousands)                                                          1996         1995
- ----------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                            $  157,103    $  172,754
  Money market investments:
    Interest-bearing deposits with banks                                     11        10,090
    Federal funds sold                                                   42,000        50,000
    Term federal funds and other                                         15,683        89,744
                                                                     ----------    ----------
         Total money market investments                                  57,694       149,834
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                         433,042       346,485
    State and municipal securities                                      216,243       213,491
    Other securities                                                     14,337        10,936
                                                                     ----------    ----------
         Total investment securities                                    663,622       570,912
  Loans:
    Commercial                                                          949,151       905,947
    Real estate - construction                                           34,104        33,984
    Real estate - mortgage                                              479,510       457,758
    Consumer                                                            965,194       970,755
    Lease financing                                                      59,472        60,069
                                                                     ----------    ----------
         Total loans                                                  2,487,431     2,428,513
    Less: Allowance for loan losses                                     (34,840)      (34,771)
                                                                     ----------    ----------
          Net loans                                                   2,452,591     2,393,742
  Premises and equipment                                                 62,295        63,147
  Intangible assets                                                      69,028        70,385
  Other assets                                                           45,890        43,148
                                                                     ----------    ----------
          TOTAL ASSETS                                               $3,508,223    $3,463,922
                                                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                              $  487,544    $  506,116
    Interest-bearing                                                  2,428,934     2,358,585
                                                                     ----------    ----------
          Total deposits                                              2,916,478     2,864,701
  Federal funds purchased and securities sold
    under agreements to repurchase                                      138,600       130,556
  Other short-term borrowings                                            18,931        15,468
  Other liabilities                                                      48,635        50,600
  Long-term debt                                                         85,432       105,411
                                                                     ----------    ----------
          Total liabilities                                           3,208,076     3,166,736
  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                                            ---           ---
  Common stock - No par value                                            92,202        91,480
  Retained earnings                                                     207,667       202,219
  Net unrealized gain on securities available-for-sale, net of tax          278         3,487
                                                                     ----------    ----------
          Total shareholders' equity                                    300,147       297,186
                                                                     ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $3,508,223    $3,463,922
                                                                     ==========    ==========
- ----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

- ------------------------------------------------------------------------------
Consolidated Statements of Income  (Unaudited)
Citizens Banking Corporation and Subsidiaries

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
(in thousands)                                            1996        1995
- ------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                           $  53,136  $  42,491
  Interest and dividends on investment securities:
    Taxable                                                5,788      5,191
    Nontaxable                                             2,260      2,438
  Money market investments                                 1,785      1,701
                                                       ---------  ---------
     Total interest income                                62,969     51,821
INTEREST EXPENSE
  Deposits                                                24,145     17,828
  Short-term borrowings                                    1,722      1,558
  Long-term debt                                           1,857        882
                                                       ---------  ---------
     Total interest expense                               27,724     20,268
NET INTEREST INCOME                                       35,245     31,553
Provision for loan losses                                  1,771      1,420
                                                       ---------  ---------
     Net interest income after provision for
      loan losses                                         33,474     30,133
NONINTEREST INCOME
  Trust fees                                               3,154      2,659
  Service charges on deposit accounts                      2,435      2,191
  Bankcard fees                                            1,344      1,178
  Investment securities gains                                 52         91
  Other                                                    2,555      1,943
                                                       ---------  ---------
     Total noninterest income                              9,540      8,062
NONINTEREST EXPENSE
  Salaries and employee benefits                          16,758     14,801
  Equipment                                                2,424      2,245
  Occupancy                                                2,352      2,045
  FDIC insurance premiums                                      4      1,356
  Bankcard fees                                              772        664
  Stationery and supplies                                    778        737
  Postage and delivery                                       824        660
  Other                                                    6,912      5,572
                                                       ---------  ---------
     Total noninterest expense                            30,824     28,080
INCOME BEFORE INCOME TAXES                                12,190     10,115
Income taxes                                               3,449      2,731
                                                       ---------  ---------
NET INCOME                                             $   8,741  $   7,384
                                                       =========  =========
PRIMARY AND FULLY DILUTED INCOME PER SHARE:            $    0.60  $    0.51
                                                       =========  =========
AVERAGE SHARES OUTSTANDING:
  Primary                                             14,675,356 14,477,417
  Fully Diluted                                       14,677,184 14,485,260

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                         1996                                   1995
                                                      ----------         ------------------------------------------------
                                                         FIRST              Fourth             Third               Second
(in thousands)                                          QUARTER             Quarter           Quarter             Quarter
- -------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of quarter                        $  91,480           $  90,445           $  89,491          $  89,303
  Exercise of stock options, net of shares
   purchased                                                722               1,035                 954                188
                                                      ---------           ---------           ---------          ---------
 Balance, end of quarter                                 92,202              91,480              90,445             89,491
                                                      ---------           ---------           ---------          ---------
RETAINED EARNINGS
 Balance, beginning of quarter                          202,219             195,743             190,027            185,814
  Net income                                              8,741               9,759               8,984              7,469
  Cash dividends                                         (3,293)             (3,283)             (3,268)            (3,256)
                                                      ---------           ---------           ---------          ---------
 Balance, end of quarter                                207,667             202,219             195,743            190,027
                                                      ---------           ---------           ---------          ---------

UNREALIZED GAIN (LOSS) ON
SECURITIES AVAILABLE-FOR-SALE
 Balance, beginning of quarter                            3,487                 424                (162)            (5,546)
  Net unrealized gain (loss), net of tax                 (3,209)              3,063                 586              5,384
                                                      ---------           ---------           ---------          ---------
 Balance, end of quarter                                    278               3,487                 424               (162)
                                                      ---------           ---------           ---------          ---------

TOTAL SHAREHOLDERS' EQUITY                            $ 300,147           $ 297,186           $ 286,612          $ 279,356
                                                      =========           =========           =========          =========

- --------------------------------------------------------------------------------
 See Notes to consolidated financial statements

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES



                                                                                                 Three Months Ended
                                                                                                      March 31,
(in thousands)                                                                                1996             1995
- -------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
 Net income                                                                              $    8,741          $    7,384
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                  1,771               1,420
   Depreciation                                                                               1,805               1,696
   Amortization of intangibles                                                                1,357                 697
   Net amortization on investment securities                                                    599                 830
   Investment securities gains                                                                  (52)                (91)
   Other                                                                                     (2,978)             (3,040)
                                                                                         ----------          ----------
      Net cash provided by operating activities                                              11,243               8,896
                                                                                         ----------          ----------

INVESTING ACTIVITIES:
 Net decrease (increase) in money market investments                                         92,140             (48,832)
 Securities available-for-sale:
   Proceeds from sales                                                                          ---               5,983
   Proceeds from maturities                                                                  85,297              52,347
   Purchases                                                                               (183,492)            (17,130)
Net increase in loans and leases                                                            (60,620)             (3,134)
Purchases of premises and equipment                                                            (953)             (1,416)
Net cash used for acquisition of subsidiary                                                     ---             (59,434)
                                                                                         ----------          ----------
      Net cash used by investing activities                                                 (67,628)            (71,616)
                                                                                         ----------          ----------

FINANCING ACTIVITIES:
 Net decrease in demand and savings deposits                                                (17,277)            (64,660)
 Net increase in time deposits                                                               69,054              78,691
 Net increase (decrease) in short-term borrowings                                            11,507             (54,351)
 Proceeds from issuance of long-term debt                                                       ---             115,000
 Principal reductions in long-term debt                                                     (19,979)             (1,398)
 Cash dividends paid                                                                         (3,293)             (2,963)
 Proceeds from stock options exercised                                                          722                  60
                                                                                         ----------          ----------
      Net cash provided by financing activities                                              40,734              70,379
                                                                                         ----------          ----------

Net increase in cash and due from banks                                                     (15,651)              7,659
Cash and due from banks at beginning of period                                              172,754             132,092
                                                                                         ----------          ----------
Cash and due from banks at end of period                                                 $  157,103           $ 139,751
                                                                                         ==========          ==========

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The 1996 first quarter results reflect three months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to one month of operations for the same period in 1995. The transaction was accounted for as a purchase and the four banks ( "acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in
 Flint, Michigan effective immediately after the acquisition.   For further
 information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2. IMPAIRED LOANS
 The Corporation adopted Financial Accounting Standards Board Statement ("SFAS") No. 114, "Accounting by creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" effective January 1, 1995. SFAS 114 requires creditors to establish a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of the Statements did not have a material effect on the Corporation's financial position or results of operations nor did it result in additional provisions for loan losses as the Corporation has historically established valuation allowances based on the fair value of collateral securing an impaired loan. In addition, as permitted by SFAS 118, interest income on impaired loans continues to be recognized in a manner consistent with prior income recognition policies. For all impaired loans, other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis. See additional discussion under the section entitled "Nonperforming Assets" in this filing.

NOTE 3 - LOAN SERVICING
 The Corporation originates mortgage loans for sale to the secondary market and sells the loans with servicing retained (or released). Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards
 (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires servicers to capitalize the rights to service originated mortgage loans. Prior to adoption of SFAS 122, only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. See additional discussion under "Loans" within the Balance Sheet section in this filing.

NOTE 4. RECLASSIFICATIONS
 Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of the Corporation's performance during the three-month period ended March 31, 1996. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1995 Annual Report on Form 10-K.

- --------------------------------------------------------------------------------------------
Selected Financial Data
                                                                     Three Months Ended
                                                                           March 31,
(in thousands, except per share data)                                1996             1995
- --------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                                                $   62,969       $   51,821
  Net interest income                                                35,245           31,553
  Provision for loan losses                                           1,771            1,420
  Investment securities gains                                            52               91
  Other noninterest income                                            9,488            7,971
  Noninterest expense                                                30,824           28,080
  Income taxes                                                        3,449            2,731
  Net income                                                          8,741            7,384
  Cash dividends                                                      3,293            2,963

PER SHARE DATA
  Primary and fully diluted net income                           $     0.60       $     0.51
  Cash dividends                                                       0.23             0.21
  Book value (end of period)                                          20.85            19.06
  Market value (end of period close)                                  30.50            26.50

FINANCIAL RATIOS (ANNUALIZED)
  Return on average:
    Shareholders' equity                                              11.78%           11.40%
    Earning assets                                                     1.11             1.12
    Assets                                                             1.02             1.03
  Net interest margin (Full taxable equivalent)                        4.65             4.95
  Net loan charge-offs to average loans                                0.28             0.09
  Average equity to average total assets                               8.66             9.03
  Nonperforming assets to loans plus other
   real estate (end of period)                                         0.82             1.00
  Nonperforming assets to total assets (end of
   period)                                                             0.58             0.70

BALANCE SHEET TOTALS                                Percent
  At Period End (March 31)                           Change
                                                    --------
    Assets                                             3.7%      $3,508,223       $3,384,595
    Loans                                              6.0        2,487,431        2,347,541
    Deposits                                           3.9        2,916,478        2,807,035
    Shareholders' equity                              11.3          300,147          269,571
  Average balances
    Assets                                            18.3        3,446,859        2,914,172
    Loans                                             22.5        2,447,763        1,998,318
    Deposits                                          17.5        2,848,356        2,424,378
    Shareholders' equity                              13.6          298,477          262,741
- --------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of March 31, 1996 and 1995 and for the three month periods then ended are presented in the table on page 8. As shown, earnings increased in 1996 resulting from higher net interest and noninterest income. This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes. The 1996 first quarter results reflect three months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to one month of operations for the same period in 1995. The 1995 transaction was accounted for as a purchase and the four banks ( "acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the first three months of 1996 and 1995 are summarized on page 10. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

- ---------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                           1996 Compared With 1995
                                                                     ------------------------------------
                                                                                     Increase (Decrease)
Three Months Ended March 31                                                           Due to Change in
                                                                       Net          ---------------------
(in thousands)                                                       Change(1)      Rate(2)        Volume
- ---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks                                       $    (126)    $     (2)      $    (124)
    Federal funds sold                                                  (407)         (80)           (327)
    Term federal funds sold                                              617          (74)            691
  Investment securities:
    Taxable                                                              597          173             424
    Tax-exempt                                                          (178)         (90)            (88)
  Loans                                                               10,645          433          10,212
                                                                   ---------     --------       ---------
         Total                                                        11,148          360          10,788
                                                                   ---------     --------       ---------
INTEREST EXPENSE:
  Deposits:
    Demand                                                               111          (88)            199
    Savings                                                              177         (186)            363
    Time                                                               6,029        1,899           4,130
  Short-term borrowings                                                  164          (27)            191
  Long-term debt                                                         975          (43)          1,018
                                                                   ---------     --------       ---------
         Total                                                         7,456        1,555           5,901
                                                                   ---------     --------       ---------
NET INTEREST INCOME                                                $   3,692    $  (1,195)      $   4,887
                                                                   =========     ========       =========
- ---------------------------------------------------------------------------------------------------------


(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Favorable volume related variances in net interest income partially offset by negative rate variances resulted in an increase in net interest income of $3,692,000 for the three months ended March 31, 1996 as compared with the same period in 1995. The February 28, 1995 acquisition of the four new banks accounted for $3,437,000 of the volume related increase when comparing the three months ended March 31, 1996 with the same period of 1995. Yields on earning assets increased from 8.02% to 8.18% for the three months ended March 31, 1996 as compared with the same period of 1995. Similarily, the cost of interest bearing liabilities increased from 3.74% to 4.22% for the three months ended March 31, 1996 as compared with the same period in 1995. This increase was attributable to higher costs for time deposit accounts and to increased amounts of average long-term debt utilized to finance the first quarter 1995 acquisition. Long-term debt comprised 3.8% of total funding sources during the first quarter of 1996, compared with 2.1% for the same period of 1995. The increased costs on interest bearing liabilities more than offset increased yields on earning assets causing the interest spread on earning assets (the difference between the average yield on earning assets and the average rate on interest-bearing liabilities) to decrease from 4.28% in 1995 to 3.96% in 1996. As a result, net interest margin decreased from 4.95% in 1995 to 4.65% in 1996. If market rates were to shift significantly in 1996, corresponding changes in funding costs would need to be considered to avoid a negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

<Captionn>
- ---------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                       1996                                  1995
                                                         ----------------------------------  ------------------------------------
Three Months Ended March 31                                AVERAGE                 AVERAGE     Average                  Average
(in thousands)                                             BALANCE    INTEREST(1)  RATE(2)     Balance     Interest(1)   Rate(2)
- ---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
  Interest earning deposits with banks                   $     5,583   $      80     5.79%   $    14,143     $    206      5.91%
  Federal funds sold                                          59,396         800     5.42         82,134        1,207      5.96
  Term federal funds sold                                     66,457         905     5.49         20,096          288      5.82
  Investment securities(3):
    Taxable                                                  409,556       5,788     5.67        385,004        5,191      5.43
    Tax-exempt                                               174,447       2,260     8.01        181,985        2,438      8.28
  Loans and leases:
    Commercial                                               944,003      20,643     8.89        817,953       18,314      9.13
    Real estate                                              475,067       9,981     8.40        404,815        8,309      8.21
    Consumer                                                 970,830      21,523     8.91        703,906       14,764      8.51
    Lease financing                                           57,862         989     6.84         71,644        1,104      6.16
                                                         -----------   ---------     ----    -----------     --------      ----
          Total earning assets(3)                          3,163,201      62,969     8.18      2,681,680       51,821      8.02
                                                                       ---------                             --------

NONEARNING ASSETS
  Cash and due from banks                                    141,918                             138,607
  Bank premises and equipment                                 62,761                              56,420
  Other nonearning assets                                    113,912                              65,131
  Allowance for loan losses                                  (34,933)                            (27,666)
                                                         -----------                         -----------
          Total assets                                   $ 3,446,859                         $ 2,914,172
                                                         ===========                         ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                      $   315,144       1,371     1.75   $    278,712        1,260      1.83
    Savings deposits                                         906,589       6,125     2.72        875,036        5,948      2.76
    Time deposits                                          1,176,934      16,649     5.69        864,666       10,620      4.98
    Short-term borrowings                                    147,209       1,722     4.71        131,220        1,558      4.82
    Long-term debt                                            99,306       1,857     7.52         45,940          882      7.78
                                                         -----------   ---------     ----    -----------     --------      ----
          Total interest-bearing  liabilities              2,645,182      27,724     4.22      2,195,574       20,268      3.74
                                                                       ---------                             --------

NONINTEREST-BEARING  LIABILITIES AND SHAREHOLDERS'
EQUITY
  Demand deposits                                            449,689                             405,964
  Other liabilities                                           53,511                              49,893
  Shareholders' equity                                       298,477                             262,741
                                                         -----------                         -----------
          Total liabilities and shareholders' equity     $ 3,446,859                         $ 2,914,172
                                                         ===========                         ===========

NET INTEREST INCOME                                                    $  35,245                             $ 31,553
                                                                       =========                             ========

NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                   4.65%                                 4.95%

- ---------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,488 and $1,511 for the three months ended March 31, 1996 and 1995, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three months ended March 31, 1996 and 1995 is provided below. The provision for loan losses increased $351,000 during the first quarter of 1996 compared with the same period of 1995. The allowance for loan losses increased $1.9 million to $34.8 million at March 31, 1996 compared to March 31, 1995. The ratio of loans charged off to average loans outstanding increased from 0.09% to 0.28%. First quarter 1996 gross charge-offs increased $945,000 as compared to the same period in 1995 primarily in the commercial and consumer portfolios and were not the result of concentrations in any one segment of the portfolio. Unusually high recoveries in the first quarter of 1995 also attributed to the variance.


- ------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                         Three Months Ended
                                                                                             March 31,
(In thousands)                                                                        1996                1995
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                   $  34,771           $   24,714
   Allowance of Acquired Banks                                                           ---               7,235
   Charge-offs                                                                        2,452                1,507
   Recoveries                                                                           750                1,054
Net charge-offs                                                                       1,702                  453
Provision for loan losses                                                             1,771                1,420
Allowance for loan losses - end of period                                           $34,840              $32,916
Loans outstanding at period end                                                  $2,487,431           $2,347,541
Average loans outstanding during period                                           2,447,763            1,998,318
Allowance for loan losses as a percentage of loans outstanding at period end           1.40%                1.40%
Ratio of net charge-offs during period to average loans outstanding (annualized)       0.28                 0.09
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)            5.1 x                18.2 x
- ------------------------------------------------------------------------------------------------------------------------------

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

                               Noninterest Income
A summary of significant sources of noninterest income during the first three months of 1996 and 1995 follows:

- -----------------------------------------------------------------------------------
Noninterest Income                         Three Months Ended      Changes in 1996
                                                 March 31,        ----------------
(in thousands)                              1996          1995    Amount   Percent
- -----------------------------------------------------------------------------------
Trust fees                                 $3,154        $2,659    $  495      18.6%
Service charges on deposit accounts         2,435         2,191       244      11.1
Bankcard fees                               1,344         1,178       166      14.1
Brokerage and investment fees                 398           255       143      56.1
Other loan income                             518           373       145      38.9
ATM network user fees                         462           363        99      27.3
Cash management services                      279           213        66      31.0
Safe deposit rentals                          273           220        53      24.1
Investment securities gains                    52            91       (39)    (42.9)
Other, net                                    625           519       106      20.4
                                           ------        ------    ------
Total noninterest income                   $9,540        $8,062    $1,478      18.3
                                           ======        ======    ======
- -----------------------------------------------------------------------------------

The three months ended March 31, 1996 include the operations of the four acquired banks, as compared with one month of operations for the same period in 1995. Noninterest income in the first quarter of 1996 increased 18.3% from the first quarter of 1995. Excluding the operations of the four acquired banks, 1996 first quarter noninterest income increased 8.9%.

Excluding the impact of the newly acquired banks, the following categories had
significant increases.   Brokerage and investment fees increased $125,000 or
49.3%  as compared to the first quarter of 1995, the result of increased market
penetration.   Other loan income increased primarily due to the Corporation adopting Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." The adoption resulted in a gain of approximately $83,000.  See additional discussion under "Loans" within the
Balance Sheet section in this filing.   Increased volume and improved pricing
strategies resulted in higher ATM network user fees.   Cash management service
fees increased $49,000, or 23.0% as compared to the previous year. This increase is volume related as customers have responded to enhanced investment options which include various money market mutual funds from which the
Corporation receives a management fee.   Other miscellaneous income increased
$151,000 or 38.7% as compared to the previous year, primarily from the overall increase of fees from other services provided such as check ordering services and exchanges on foreign currency. Excluding the three months of operations of the acquired banks for 1996 and one month of operations for 1995, all other income categories reflected an average increase of 5.1%.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the first quarter of 1996 compared with the same period of 1995 are summarized in the table below.

- -----------------------------------------------------------------------------------
Noninterest Expense                        Three Months Ended  Changes in 1996
                                                March 31,      ----------------
(in thousands)                               1996       1995   Amount   Percent
- -----------------------------------------------------------------------------------
Salaries and employee benefits            $16,758    $14,801    $1,957      13.2%
Equipment                                   2,424      2,245       179       8.0
Occupancy                                   2,352      2,045       307      15.0
FDIC insurance premiums                         4      1,356    (1,352)    (99.7)
Bankcard processing                           772        664       108      16.3
Stationery and supplies                       778        737        41       5.6
Postage and delivery                          824        660       164      24.8
Taxes other than income taxes                 654        675       (21)     (3.1)
Advertising and public relations              944        595       349      58.7
Consulting and other professional fees        454        378        76      20.1
Legal, audit and examination fees             390        511      (121)    (23.7)
Other loan fees                               719        345       374     108.4
Other, net                                  3,751      3,068       683      22.3
                                          -------    -------    ------
Total noninterest expense                 $30,824    $28,080    $2,744       9.8
                                          =======    =======    ======

Including the full quarter effect of the acquired banks, first quarter 1996 noninterest expense increased 9.8% over the first quarter of 1995. Excluding the effect of the acquisition, noninterest expense in the first quarter of 1996 increased a modest 0.8%.

SALARIES AND EMPLOYEE BENEFITS
Excluding the three month results of the acquired banks in 1996, and the one month impact in 1995, salaries and employee benefits were $14,439,000 in the first quarter compared to $13,971,000 in 1995, an increase of 3.3% Cost savings attributable to staff reductions through attrition partially offset the effects of normal merit increases. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation will continue to mitigate the need to replace staff lost through normal attrition.

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" in October 1995, effective for the Corporation's year end 1996 financial statements. The Corporation does not intend to adopt the recognition provisions of the Statement but will continue accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" as permitted by the new Statement. Therefore, adoption will not materially impact the Corporation.

OTHER NONINTEREST EXPENSE
Excluding the 1996 and 1995 first quarter effect of the acquired banks, other noninterest expenses decreased 6.1%. The most significant decrease was the reduction of FDIC (Federal Deposit Insurance Corporation) premiums.
Effective June 1, 1995 FDIC assessments were reduced from 23 cents to 4 cents per $100 of deposits for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". All seven of the Corporation's subsidiaries have sufficient capital to maintain a "well capitalized" designation, (the FDIC's highest rating). On December 11, 1995, the FDIC amended the assessment rate schedule to reduce assessments on deposits for "well capitalized" banks to zero effective for the first semiannual assessment period in 1996.
Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

Legal, audit and examination fees, decreased 23.7% compared to the prior year, primarily due to a reduction in loan collection related expenses. Intangible taxes reflect a decrease of $90,000 or 13.4%, excluding the impact of the acquired banks. This is due to the Michigan intangibles tax law change which phases the tax to zero over a four year period, with a complete tax elimination by 1998.

In October 1995, the Corporation announced the consolidation of its six
Michigan chartered banks into one bank called Citizens Bank. The consolidation, expected to occur in June 1996, will further streamline operations and reduce certain costs but will retain local management and respective boards of directors. Also in 1995, the Corporation announced its Process Improvement Project, a series of productivity initiatives designed to increase revenues and reduce operating expenses throughout the Corporation. The Corporation expects to achieve financial benefits as a result of these initiatives.

Both loan fees and advertising and public relations expense increased significantly in the first quarter of 1996 as compared to the same period in 1995. Excluding the impact of the acquired banks, loan fees increased $333,000 compared to prior year. This increase is directly related to increased loan volumes resulting in additional mortgage appraisal and processing fees expense. The additional mortgage costs are more than offset by increases in mortgage application, origination and processing income collected as a result of the large volume increases. This related income is reflected in the Corporation's net interest income. Advertising and public relations expense, excluding the impact of the acquired banks, increased $128,000 or 22.5%, compared to the first quarter last year, due in part to an advertising campaign related to the June 1, 1996 consolation of the six Michigan banks. All other expense categories, when excluding the impact of the acquired banks had insignificant changes compared to the same period in the prior year. When including the impact of the acquired banks, the increase in the "Other" expense category was due to the additional intangible asset amortization resulting from the February 28, 1995 acquisition.

INCOME TAXES
Federal income tax expense increased to $3,449,000 for the first quarter of 1996 from $2,731,000 during the same period of 1995, an increase of $718,000 resulting from higher pre-tax earnings and a slightly lower level of tax-exempt interest income.

BALANCE SHEET
The Corporation had total assets of $3.508 billion as of March 31, 1996, an increase of $55.7 million or 1.3% from $3.464 billion as of December 31, 1995. Average earning assets comprised 91.9% of average total assets during the first quarter of 1996 compared with 91.6% in the first quarter of 1995.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 22.7% of average earning assets during the first quarter of 1996, compared with 25.1% for the same period of 1995. Average money market investment balances decreased slightly to 4.1% of total average earning assets during the first quarter of 1996 from 4.4% during the corresponding period of 1995.

LOANS
The Corporation extends credit primarily within the market areas of its seven banking subsidiaries; six located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 22.5% (5.1% excluding the effect of the acquired banks) in the first quarter of 1996 compared with the same period of 1995.

NEW ACCOUNTING STATEMENTS
The Corporation originates mortgage loans for sale to the secondary market, and may sell the loans with servicing retained or released. Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires services to capitalize the rights to service originated mortgage loans. Prior to adoption of (SFAS) 122, only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

Mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans, such as loan type, term, and note rate, and periodically evaluated for impairment. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved (9.75% at March 31, 1996). Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheets, was $227.8 million and $221.2 million at March 31, 1996 and December 31, 1995, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized (provided below) was $8.4 million at March 31, 1996. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of FAS 122, and accordingly, have not been capitalized on the balance sheet. The carrying value and fair value of capitalized servicing rights consisted of the following as of March 31:



                                  1996
                                 -------
     Unamortized cost          $  81,000
     Valuation Allowance             ---
                               ---------

     Carrying Value            $  81,000
                               =========

     Fair Value                $  86,000
                               =========

An analysis of the activity for loan servicing rights in the first quarter of 1996 follows. There was no activity in the related valuation allowance during the quarter.


          Unamortized Cost

               Balance at January 1        $     ---
               Additions                      83,000
               Amortization                   (2,000)
                                            --------
               Balance at March 31         $  81,000
                                           =========

In March 1995 Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. It also requires entities to review assets being carried for potential impairment and to recognize the impairment loss if one exists. The Corporation adopted the Statement effective January 1, 1996 and the impact was not material.

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

At March 31, 1996, loans considered to be impaired under the Statements totalled $17.0 million (of which $10.3 million were on a nonaccrual basis). Included within this amount is $5.8 million of impaired loans for which the related allowance for loan losses is $1.2 million and $11.2 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was approximately $16.6 million. For the quarter ended March 31, 1996, the Corporation recognized interest income of $446,000 which included $298,000 of interest income recognized using the cash basis method of income recognition.

At March 31, 1995, loans considered to be impaired under the Statements totalled $22.2 million (of which $11.7 million were on a nonaccrual basis). Included within this amount was $8.0 million of impaired loans for which the related allowance for loan losses was $1.4 million and $14.2 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was approximately $17.1 million. For the quarter ended March 31, 1995, the Corporation recognized interest income of $360,000 which included $198,000 of interest income recognized using the cash basis method of income recognition.

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

The table below provides a summary of nonperforming assets as of March 31, 1996, December 31, 1995 and March 31, 1995. Total nonperforming assets amounted to $20.3 million as of March 31, 1996, compared with $21.1 million as of December 31, 1995 and $23.6 million as of March 31, 1995. Overall, nonperforming assets decreased from December 31, 1995 due to improvements in the nonaccrual category, resulting in a decrease in nonperforming assets as a percentage of total loans plus OREO and total assets.

- ------------------------------------------------------------------------------------------------------------------
Nonperforming Assets
                                                                March 31,      December 31,   March 31,
(in thousands)                                                     1996            1995          1995
- ------------------------------------------------------------------------------------------------------------------

Nonperforming Loans
Nonaccrual
Less than 30 days past due                                    $    4,879       $    4,783       $  5,657
From 30 to 89 days past due                                          827              784            610
90 or more days past due                                          12,085           13,057         12,409
                                                              ----------       ----------       --------
Total                                                             17,791           18,624         18,676
90 days past due and still accruing                                  517              432          1,354
Restructured                                                         502              494            394
                                                              ----------       ----------       --------
Total nonperforming loans                                         18,810           19,550         20,424
OTHER REAL ESTATE OWNED ("OREO")                                   1,532            1,568          3,175
                                                              ----------       ----------       --------
Total nonperforming assets                                    $   20,342       $   21,118       $ 23,599
                                                              ==========       ==========       ========
Nonperforming assets as a percent of total loans plus OREO          0.82%            0.87%          1.00%
Nonperforming assets as a percent of total assets                   0.58             0.61           0.70
- ------------------------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic
conditions change.   As of March 31, 1996 such credits amounted to $11.6
million or 0.5 % of total loans, compared with $10.8 million or 0.5 % at December 31, 1995 and $21.0 million or 0.9% as of March 31, 1995. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 17.5% (4.0% excluding the one month first quarter 1995 and three month first quarter 1996 effect of the acquired banks) in the first quarter of 1996 over the same period in 1995. This is primarily due to the full quarter impact of the banks acquired in the first quarter of 1995. The shift in customer preferences from savings deposits to time deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $147.2 million during the first quarter of 1996 compared with $131.2 million during the same period of
1995.   Long-term debt accounted for $99.3 million or 3.8% of average interest-bearing funds for the first quarter ended 1996, increasing from $45.9 million or 2.1% for the same period in 1995. To finance the February 28, 1995 acquisition of the four banks, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The Corporation has made principal payments reducing the outstanding balance to $78.5 million at March 31, 1996. The revolving credit facility includes $58.5 million at a fixed rate of 7.65%. Of this amount, $51.5 million reprices in March 1997 and $7.0 million in March 1998. The remaining $20.0 million outstanding has a variable interest rate based on a LIBOR index. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of March 31, 1996.


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

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.
- --------------------------------------------------------------------
[CAPTION]

CAPITAL RATIOS       Regulatory
                       Minimum
                      For "Well   MARCH 31,   December 31,  March 31,
                     Capitalized"   1996        1995         1995
- ---------------------------------------------------------------------

Risk based capital:
Tier I                    6.0%       8.8%          8.8%       8.3%
Total capital            10.0       10.1          10.0        9.6
Tier I leverage           5.0        6.8           6.7        7.0

- --------------------------------------------------------------------
COMMON AND PREFERRED STOCK
The Corporation maintains a stock repurchase program initiated in November 1987. During 1995 and the first quarter of 1996, no shares were purchased under this program. A total of 1,132,470 shares have been purchased under this program at an average price of $14.31 per share. These shares were reissued in connection with a purchase acquisition in October 1993 and the Corporation's stock option plan.

OTHER
Total shareholders' equity was $300.1 million or $20.85 per share as of March 31, 1996, compared with $297.2 million or $20.73 per share as of December 31, 1995 and $269.6 million or $19.06 per share as of March 31, 1995. The Corporation declared cash dividends of $0.23 per share during the first quarter of 1996, an increase of 9.5% over the $0.21 per share declared during the same period in 1995.


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


- --------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                 MARCH 31,     December 31,    March 31,
                                       1996            1995          1995
- --------------------------------------------------------------------------------
Quarterly average:
Loans to deposits                       85.9%           86.5%         82.4%
Liquid assets to deposits               16.0            16.2          18.8
Total long-term debt to equity          28.5            35.5          45.8
- --------------------------------------------------------------------------------

The Corporation's quarterly average loan to deposit ratio decreased to 85.9%
at March 31, 1996 from 86.5% at December 31, 1995.   The 1995 acquisition was
funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The long-term debt to equity ratio has declined to 28.5% at March 31, 1996 from 35.5% at December 31, 1995. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 1996 is illustrated in the following table. As shown, the Corporation had an asset sensitive position (more rate sensitive assets than rate sensitive liabilities) of $66.0 million within the one-year time frame. This position suggests that the Corporation has the potential to earn higher net interest income during the next twelve months if market interest rates were to rise. Conversely, if interest rates decline, the Corporation may experience a decrease in net interest income. However, management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. Management also utilizes simulation modeling to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet customer loan demand and deposit preferences.


- -----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                 TOTAL
March 31, 1996               1-30         31-90          91-180     181-365      WITHIN       1-5         Over
(in millions)                Days          Days           Days        Days       1 YEAR      Years      5 Years       Total
- -----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
  Loans and leases             $801.2       $ 102.9     $ 136.5     $ 221.4    $1,262.0    $  869.0      $352.5      $2,483.5
  Investment securities          81.2          51.3        66.9        71.3       270.7       279.5       113.0         663.2
  Short-term investments         57.7           ---         ---         ---        57.7         ---         ---          57.7
                               ------       -------     -------     -------    --------    --------      ------      --------
        Total                  $940.1       $ 154.2     $ 203.4     $ 292.7    $1,590.4    $1,148.5      $465.5      $3,204.4
                               ======
Rate Sensitive Liabilities
  Deposits (2)                 $190.3       $ 250.1     $ 343.6     $ 508.9    $1,292.9    $  978.5      $157.6      $2,429.0
  Short-term borrowings         157.5           ---         ---         ---       157.5         ---         ---         157.5
  Long-term debt                  2.6          20.0         ---        51.4        74.0         7.0         4.4          85.4
                               ------       -------     -------     -------    --------    --------      ------      --------
        Total                  $350.4       $ 270.1     $ 343.6     $ 560.3    $1,524.4    $  985.5      $162.0      $2,671.9
                               ======       =======     =======     =======    ========    ========      ======      ========
Period GAP (1)                 $589.7       $(115.9)    $(140.2)    $(267.6)   $   66.0    $  163.0      $303.5      $  532.5
Cumulative GAP                  589.7         473.8       333.6        66.0         ---       229.0       532.5           ---
Cumulative GAP to
  Total Assets                  16.81%        13.51%       9.51%       1.88%       1.88%       6.53%      15.18%        15.18%
Multiple of Rate Sensitive
  Assets to Liabilities          2.68          0.57        0.59        0.52        1.04        1.17        2.87          1.20
- -----------------------------------------------------------------------------------------------------------------------------

(1)  GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $394 million in the less than one year category, and $833 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held on April 16, 1996. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 14, 1996 and all such nominees were elected.

     The results were as follows with respect to each director nominee:

                                          Votes Against/  Shares Not Voted
     Director              Votes For        Withheld       or Abstentions
- ------------------------  ----------      --------------  ----------------
Edward P. Abbott          12,723,369         103,469         1,529,997
Hugo E. Braun Jr.         12,705,755         121,083         1,529,997
Jonathan E. Burroughs II  12,703,370         123,468         1,529,997
Lawrence O. Erickson      12,722,373         104,465         1,529,997
William J. Hank           12,722,683         104,155         1,529,997
Robert J. Vitito          12,723,385         103,453         1,529,997

Total shares eligible to vote: 14,256,835
Broker non-votes included in non-voted shares above:  none

ITEMS 5.  OTHER INFORMATION--None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
    (11) Statement re: computation of per share earnings
    (27) Financial Data Schedule

(b  Reports on Form 8-K--None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION

Date    May 10, 1996            By   /s/ John W. Ennest
    --------------------             ------------------
                                     John W. Ennest
                                     Vice Chairman of the Board,
                                      Treasurer and Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)
                                     (Duly Authorized Signatory)

                                  EXHIBIT INDEX

Exhibit
No.               Description                                              Page
- -------           -----------                                              ----

     11           Computation of per share Earnings

     27           Financial Data Schedule