Form 10-Q
period 1996-06-30
CITIZENS BANKING CORP
filed 1996-08-09
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  June 30, 1996
                      -------------
                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                                ----------------   ---------------

Commission file Number   0-10535
                         -------

                        CITIZENS BANKING CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                MICHIGAN                                      38-2378932
  ------------------------------------------              -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)

  One Citizens Banking Center  Flint, Michigan                   48502
  --------------------------------------------            -------------------
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
                                                             X  Yes      No
                                                            ---       ---
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at July  26, 1996
- ---------------------------                    -----------------------------
Common  Stock, No Par Value                          14,447,254 Shares



                        (This report contains 24 pages)

                        Citizens Banking Corporation
                             Index to Form 10-Q


PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
     Item 1 - Consolidated Financial Statements ..................................       3

     Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...........................................       8

  PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..................................................       23

     Item 2 - Changes in Securities ..............................................       23

     Item 3 - Defaults Upon Senior Securities ....................................       23

     Item 4 - Submission of Matters to a Vote of Security Holders ................       23

     Item 5 - Other Information ..................................................       23

                        PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

- ----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                             JUNE 30,     December 31,
(in thousands)                                                                 1996          1995
- ----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                 $  158,689    $  172,754
  Money market investments:
    Interest-bearing deposits with banks                                         210        10,090
    Federal funds sold                                                        18,000        50,000
    Term federal funds and other                                               5,383        89,744
                                                                          ----------    ----------
      Total money market investments                                          23,593       149,834
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                              375,782       346,485
    State and municipal securities                                           210,154       213,491
    Other securities                                                          14,365        10,936
                                                                          ----------    ----------
      Total investment securities                                            600,301       570,912

Loans:
    Commercial                                                               965,269       905,947
    Real estate construction                                                  31,372        33,984
    Real estate mortgage                                                     511,911       457,758
    Consumer                                                                 985,925       970,755
    Lease financing                                                           56,952        60,069
                                                                          ----------    ----------
      Total loans                                                          2,551,429     2,428,513
    Less: Allowance for loan losses                                          (35,256)      (34,771)
                                                                          ----------    ----------
      Net loans                                                            2,516,173     2,393,742
  Premises and equipment                                                      62,598        63,147
  Intangible assets                                                           67,657        70,385
  Other assets                                                                46,928        43,148
                                                                          ----------    ----------
        TOTAL ASSETS                                                      $3,475,939    $3,463,922
                                                                          ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                                   $  491,415      $506,116
    Interest-bearing                                                       2,375,293     2,358,585
                                                                          ----------    ----------
      Total deposits                                                       2,866,708     2,864,701
  Federal funds purchased and securities sold
    under agreements to repurchase                                           151,360       130,556
  Other short-term borrowings                                                 32,033        15,468
  Other liabilities                                                           46,964        50,600
  Long-term debt                                                              75,342       105,411
                                                                          ----------    ----------
      Total liabilities                                                    3,172,407     3,166,736
  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                                                 ---           ---
  Common stock - No par value                                                 92,677        91,480
  Retained earnings                                                          213,182       202,219
  Net unrealized gain (loss) on securities available-for-sale, net of tax     (2,327)        3,487
                                                                          ----------    ----------
      Total shareholders' equity                                             303,532       297,186
                                                                          ----------    ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $3,475,939    $3,463,922
                                                                          ==========    ==========

- ----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

- -------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
(in thousands)                                                   1996            1995      1996      1995
- -------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                    $ 54,646    $ 51,945     $ 107,782  $ 94,436
  Interest and dividends on investment securities:
    Taxable                                                        6,387       5,667        12,175    10,858
    Nontaxable                                                     2,301       2,367         4,561     4,805
Money market investments                                             578       2,269         2,363     3,970
                                                                --------    --------     ---------  --------
      Total interest income                                       63,912      62,248       126,881   114,069
                                                                --------    --------     ---------  --------
INTEREST EXPENSE
  Deposits                                                        23,709      22,840        47,854    40,668
  Short-term borrowings                                            1,790       1,727         3,512     3,285
  Long-term debt                                                   1,546       2,320         3,403     3,202
                                                                --------    --------     ---------  --------
      Total interest expense                                      27,045      26,887        54,769    47,155
                                                                --------    --------     ---------  --------
NET INTEREST INCOME                                               36,867      35,361        72,112    66,914
Provision for loan losses                                          1,771       1,580         3,542     3,000
                                                                --------    --------     ---------  --------
      Net interest income after provision for loan losses         35,096      33,781        68,570    63,914
                                                                --------    --------     ---------  --------
NONINTEREST INCOME
  Trust fees                                                       3,076       2,840         6,230     5,499
  Service charges on deposit accounts                              2,483       2,559         4,918     4,750
  Bankcard fees                                                    1,448       1,342         2,792     2,520
  Investment securities gains                                          7          13            59       104
  Other                                                            2,734       2,148         5,289     4,091
                                                                --------    --------     ---------  --------
      Total noninterest income                                     9,748       8,902        19,288    16,964
                                                                --------    --------     ---------  --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                  17,201      16,515        33,959    31,316
  Equipment                                                        2,434       2,513         4,858     4,758
  Occupancy                                                        2,382       2,263         4,734     4,308
  Intangible asset amortization                                    1,370       1,331         2,727     2,028
  FDIC insurance premiums                                              3       1,557             7     2,913
  Bankcard fees                                                      891         673         1,663     1,337
  Stationery and supplies                                            897         967         1,675     1,704
  Postage and delivery                                               895         766         1,719     1,426
  Other                                                            5,780       5,883        11,335    10,758
                                                                --------    --------     ---------  --------
      Total noninterest expense                                   31,853      32,468        62,677    60,548
                                                                --------    --------     ---------  --------
INCOME BEFORE INCOME TAXES                                        12,991      10,215        25,181    20,330
Income taxes                                                       3,731       2,746         7,180     5,477
                                                                --------    --------     ---------  --------
NET INCOME                                                      $  9,260    $  7,469     $  18,001  $ 14,853
                                                                ========    ========     =========  ========


PRIMARY AND FULLY DILUTED INCOME PER SHARE                      $   0.63    $   0.51     $    1.23  $   1.02
                                                                ========    ========     =========  ========

AVERAGE SHARES OUTSTANDING:
  Primary                                                         14,694      14,529        14,684    14,505
  Fully Diluted                                                   14,694      14,579        14,684    14,561

- -------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


- ------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                     1996                                             1995
                                                        ------------------------------                    -----------------------
                                                         SECOND                First                      Fourth           Third
(in thousands)                                          QUARTER               Quarter                     Quarter         Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of quarter                            $ 92,202           $ 91,480              $ 90,445              $ 89,491
  Exercise of stock options, net of shares purchased           475                722                 1,035                   954
                                                          --------           --------              --------              --------
Balance, end of quarter                                     92,677             92,202                91,480                90,445
                                                          --------           --------              --------              --------

RETAINED EARNINGS
 Balance, beginning of quarter                             207,667            202,219               195,743               190,027
  Net income                                                 9,260              8,741                 9,759                 8,984
  Cash dividends                                            (3,745)            (3,293)               (3,283)               (3,268)
                                                          --------           --------              --------              --------
Balance, end of quarter                                    213,182            207,667               202,219               195,743
                                                          --------           --------              --------              --------

UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE
  Balance, beginning of quarter                                278              3,487                   424                 (162)
    Net unrealized gain (loss), net of tax benefit          (2,605)            (3,209)                3,063                   586
                                                          --------           --------              --------              --------
  Balance, end of quarter                                   (2,327)               278                 3,487                   424
                                                          --------           --------              --------              --------
TOTAL SHAREHOLDERS' EQUITY                                $303,532           $300,147              $297,186              $286,612
                                                          ========           ========              ========              ========
- ------------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements

- ------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                       Six Months Ended
                                                                                           June 30,
(in thousands)                                                                      1996              1995
- ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                   $   18,001        $   14,853
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      3,542             3,000
     Depreciation and amortization                                                  3,586             3,554
     Amortization of intangibles                                                    2,727             2,028
     Net amortization on investment securities                                        911             1,526
     Investment securities gains                                                      (59)             (104)
     Other                                                                         (4,285)              246
                                                                                ---------         ---------
        Net cash provided by operating activities                                  24,423            25,103
                                                                                ---------         ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in money market investments                             126,241           (23,247)
  Securities available-for-sale:
    Proceeds from sales                                                              ---             6,883
    Proceeds from maturities                                                      283,001            79,979
    Purchases                                                                    (322,186)          (60,904)
  Net increase in loans and leases                                               (125,973)          (41,761)
  Purchases of premises and equipment                                              (3,037)           (3,500)
  Net cash used for acquisition of banks                                              ---           (59,434)
                                                                                ---------         ---------
        Net cash used by investing activities                                     (41,954)         (101,984)
                                                                                ---------         ---------
FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                           0           (65,749)
  Net increase in time deposits                                                    23,233            88,476
  Net increase (decrease) in short-term borrowings                                 37,369           (24,525)
  Proceeds from issuance of long-term debt                                            ---           115,000
  Principal reductions in long-term debt                                          (30,069)           (1,487)
  Cash dividends paid                                                              (7,038)           (6,219)
  Proceeds from stock options exercised                                             1,197               248
                                                                                ---------         ---------
        Net cash provided by financing activities                                   3,466           105,744
                                                                                ---------         ---------
Net increase (decrease) in cash and due from banks                                (14,065)           28,863
Cash and due from banks at beginning of period                                    172,754           132,092
Cash and due from banks at end of period                                       $  158,689        $  160,955
                                                                                =========         =========

- ------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The 1996 six month results reflect six months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to four months of operations for the same period in 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in
 Flint, Michigan effective immediately after the acquisition.   For further
 information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


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

NOTE 3 - LOAN SERVICING
 The Corporation originates mortgage loans for sale to the secondary market and sells the loans with servicing retained or released. Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires servicers to capitalize the rights to service originated mortgage loans. Prior to adoption of SFAS 122, only purchased mortgage servicing rights were capitalized. Beginning in 1996, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. See additional discussion under "Loans" within the Balance Sheet section in this filing.

NOTE 4. RECLASSIFICATIONS
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and six month periods ended June 30, 1996. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1995 Annual Report on Form 10-K.


- -------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
(in thousands, except per share data)       1996     1995              1996        1995
- -------------------------------------------------------------------------------------------
FOR THE PERIOD
 Interest income                          $63,912          $62,248  $126,881    $114,069
 Net interest income                       36,867           35,361    72,112      66,914
 Provision for loan losses                  1,771            1,580     3,542       3,000
 Investment securities gains                    7               13        59         104
 Other noninterest income                   9,741            8,889    19,229      16,860
 Noninterest expense                       31,853           32,468    62,677      60,548
 Income taxes                               3,731            2,746     7,180       5,477
 Net income                                 9,260            7,469    18,001      14,853
 Cash dividends                             3,745            3,256     7,039       6,219

PER SHARE DATA
 Net income:
  Primary                                 $  0.63          $  0.51  $   1.23    $   1.02
  Fully diluted                              0.63             0.51      1.23        1.02
 Cash dividends                              0.26             0.23      0.49        0.44
 Book value (end of period)                    --               --     21.02       19.69
 Market value (end of period close)            --               --     29.00       29.75

FINANCIAL RATIOS (ANNUALIZED)
 Return on average:
  Shareholders' equity                      12.40%           10.89%    12.09%      11.13%
  Assets                                     1.08             0.89      1.05        0.95
 Net interest margin (FTE)                   4.83             4.77      4.74        4.85
 Net loan charge-offs to average loans       0.22             0.10      0.25        0.10
 Average equity to average total assets      8.68             8.14      8.67        8.55
 Nonperforming assets to loans plus other
  real estate (end of period)                  --               --      0.74        1.00
 Nonperforming assets to total assets
  (end of period)                              --               --      0.55        0.70

BALANCE SHEET TOTALS                                        Percent
 At Period End (June 30):                                   Change
                                                            -------
  Assets                                                       1.2  $ 3,475,939 $ 3,436,099
  Loans                                                        7.0    2,551,429   2,385,565
  Deposits                                                     1.8    2,866,708   2,815,731
  Shareholders' equity                                         8.7      303,532     279,356

Average balances:
  Assets                                                       9.7    3,453,124   3,147,457
  Loans                                                       13.7    2,481,829   2,182,585
  Deposits                                                     9.7    2,860,879   2,607,065
  Shareholders' equity                                        11.3      299,420     269,006
- -------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of June 30, 1996 and 1995 and for the three and six month periods then ended are presented in the table on page 8. As shown, earnings increased in 1996 resulting from higher net interest and noninterest
income.   This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes. The 1996 results reflect six months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to four months of operations for the same period in 1995. The 1995 transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Commercial and Savings Bank headquartered in Flint, Michigan effective immediately after the acquisition.


NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1996 and 1995 are summarized on pages 11 and 12, respectively. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.


- -------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                   Three Months Ended June 30                        Six Months Ended June 30
                                     1996 Compared With 1995                         1996 Compared With 1995
                             --------------------------------------------------------------------------------------------
                                              Increase (Decrease)                             Increase (Decrease)
                                  Net             Due to Change in             Net             Due to Change in
                                            -------------------------                    -------------------------
(in thousands)                  Change(1)       Volume      Rate(2)         Change(1)       Volume            Rate(2)
- -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks     $     0        $     0        $     0      $  (126)       $  (124)       $    (2)
    Federal funds sold              (775)          (735)           (40)      (1,182)        (1,062)          (120)
    Term federal funds sold
      and other                     (916)          (880)           (36)        (299)          (189)          (110)
  Investment securities:
    Taxable                          720            618            102        1,317          1,122            195
    Tax-exempt                       (66)            19            (85)        (244)           (69)          (175)
  Loans                            2,701          3,087           (386)      13,346         13,526           (180)
                                 -------        -------         ------      -------        -------         ------
      Total                        1,664          2,109           (445)      12,812         13,204           (392)
                                 -------        -------         ------      -------        -------         ------
INTEREST EXPENSE:
  Deposits:
    Demand                          (242)           (70)          (172)        (131)           129           (260)
    Savings                         (621)            74           (695)        (444)           437           (881)
    Time                           1,732          1,566            166        7,761          5,696          2,065
  Short-term borrowings               63            126            (63)         227            317            (90)
  Long-term debt                    (774)          (782)             8          201            236            (35)
                                 -------        -------         ------      -------        -------         ------
      Total                          158            914           (756)       7,614          6,815            799
                                 -------        -------         ------      -------        -------         ------
NET INTEREST INCOME              $ 1,506        $ 1,195        $   311       $5,198        $ 6,389        $(1,191)
                                 =======        =======         ======      =======        =======         ======

- -------------------------------------------------------------------------------------------------------------------------
(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Favorable three and six month volume related variances in net interest income partially offset by a negative rate variance for the six month period resulted in an increase in net interest income of $1,506,000 and $5,198,000 for the three and six months ended June 30, 1996 as compared with the same period in 1995. The February 28, 1995 acquisition accounted for $4,573,000 of the volume related increase when comparing the six months ended June 30, 1996 with the same period of 1995. Loan growth partially offset by time deposit growth accounted for the remaining six month as well as the three month volume increases.

The net interest margin increased from 4.77% to 4.83% for the three months ended June 30, 1996 as compared to the same period in the prior year due primarily to a decrease in the cost of interest bearing liabilities from 4.16% to 4.12% during these periods. This decline resulted from higher costs for time deposits more than offset by lower costs for other funding sources.
Yields on earning assets remained unchanged for the three months ended June 30, 1996 compared to the same period in the prior year.

Yields on earning assets increased slightly to 8.21% from 8.14% for the six months ended June 30, 1996 as compared with the same period of 1995. The cost of interest bearing liabilities increased to 4.17% from 3.97% for the six months ended June 30, 1996 as compared with the same period in 1995. This increase was attributable to higher costs for time deposits partially offset by slightly lower demand and savings deposit and short and long term debt costs. These changes resulted in a decrease in the net interest margin to 4.74% from 4.85% in 1995 for the six months ended June 30, 1996 compared with the same period of 1995.

If market rates were to shift significantly in 1996, corresponding changes in funding costs would need to be considered to avoid a negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

- -----------------------------------------------------------------------------------------------------------------------------------
                                      AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                         1996                               1995
Three Months Ended June 30                                  Average                 Average    Average                 Average
(in thousands)                                              Balance    Interest(1)  Rate(2)    Balance    Interest(1)  Rate(2)
- -----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
 Money market investments:
  Interest earning deposits with banks                     $       54      $     1      2.75%   $       62      $     1      7.49%
  Federal funds sold                                           32,806          462      5.67        81,407        1,237      6.09
  Term federal funds sold and other                             9,654          115      4.86        69,437        1,031      5.96
 Investment securities(3):
  Taxable                                                     447,682        6,387      5.72       403,643        5,667      5.62
  Nontaxable                                                  175,752        2,301      8.10       175,424        2,367      8.36
 Loans and leases:
  Commercial                                                  970,933       21,133      8.83       923,742       21,219      9.29
  Real estate                                                 507,283       10,693      8.43       436,977        9,048      8.28
  Consumer                                                    980,219       21,853      8.97       938,765       20,574      8.79
  Lease financing                                              57,461          967      6.73        65,342        1,104      6.76
                                                          -----------     --------    ------    ----------     --------    ------
     Total earning assets(3)                                3,181,844       63,912      8.25     3,094,799       62,248      8.25
                                                                          --------                             --------
NONEARNING ASSETS
 Cash and due from banks                                      141,635                              138,983
 Bank premises and equipment                                   62,661                               63,723
 Other nonearning assets                                      109,024                              114,154
 Allowance for loan losses                                    (35,190)                             (33,480)
                                                          -----------                            ---------
     Total assets                                          $3,459,974                           $3,378,179
                                                          ===========                           ==========
INTEREST-BEARING LIABILITIES
 Deposits:
  Demand deposits                                          $  315,831        1,314      1.67    $  326,203        1,556      1.91
  Savings deposits                                            910,971        6,069      2.68       938,022        6,690      2.86
  Time deposits                                             1,175,397       16,326      5.59     1,063,386       14,594      5.50
 Repurchase agreements and other short-term borrowings        153,550        1,790      4.69       141,123        1,727      4.91
  Long-term debt                                               82,475        1,546      7.54       123,310        2,320      7.55
                                                          -----------     --------    ------    ----------     --------    ------
     Total interest-bearing liabilities                     2,638,224       27,045      4.12     2,592,044       26,887      4.16
                                                                          --------                             --------
NONINTEREST-BEARING LIABILITIES AND  SHAREHOLDERS' EQUITY
 Demand deposits                                              471,786                              460,132
 Other liabilities                                             49,600                               51,811
 Shareholders' equity                                         300,364                              274,192
     Total liabilities and shareholders' equity            $3,459,974                           $3,378,179
                                                           ==========                           ==========
NET INTEREST INCOME                                                       $ 36,867                              $35,361
                                                                          ========                              =======
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                      4.83%                              4.77%

 (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
 (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,521 and $1,492 for the three months ended June 30, 1996 and 1995, respectively, based on a tax rate of 35%.
 (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

- ----------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                    1996                               1995
                                                   ------------------------------------   ------------------------------------
Six Months Ended June 30                             Average                   Average       Average                 Average
(in thousands)                                       Balance         Interest(1)  Rate(2)    Balance    Interest(1)  Rate(2)
- ----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
 Money market investments:
  Interest earning deposits with banks               $    2,819           81      5.76%    $    7,064     $    207      5.92%
  Federal funds sold                                     46,101        1,261      5.50         81,768        2,443      6.02
  Term federal funds sold and other                      38,055        1,021      5.41         44,903        1,320      5.93
 Investment securities(3):
  Taxable                                               428,619       12,175      5.69        394,375       10,858      5.53
  Nontaxable                                            175,099        4,561      8.05        178,686        4,805      8.33
 Loans and leases
  Commercial                                            957,468       41,776      8.86        871,140       39,534      9.21
  Real estate                                           491,175       20,674      8.42        420,985       17,357      8.25
  Consumer                                              975,525       43,376      8.94        821,984       35,337      8.67
  Lease financing                                        57,661        1,956      6.78         68,476        2,208      6.45
                                                     ----------    ---------     -----      ---------     --------     -----
     Total earning assets(3)                          3,172,522      126,881      8.21      2,889,381      114,069      8.14
                                                                   ---------                              --------
NONEARNING ASSETS
 Cash and due from banks                                141,484                               138,796
 Bank premises and equipment                             62,711                                60,092
 Other nonearning assets                                111,469                                89,777
 Allowance for loan losses                              (35,062)                              (30,589)
                                                     ----------                             ---------
     Total assets                                   $ 3,453,124                            $3,147,457
                                                     ==========                            ==========
INTEREST-BEARING LIABILITIES
 Deposits:
  Demand deposits                                   $   315,488        2,685      1.71     $  302,588        2,816      1.88
  Savings deposits                                      908,780       12,194      2.70        906,704       12,638      2.81
  Time deposits                                       1,176,166       32,975      5.64        964,575       25,214      5.27
 Repurchase agreements and other                        150,379        3,512      4.70        136,199        3,285      4.86
   short-term borrowings
 Long-term debt                                          90,890        3,403      7.53         84,838        3,202      7.61
                                                    -----------    ---------     -----      ---------     --------     -----
     Total interest-bearing liabilities               2,641,703       54,769      4.17      2,394,904       47,155      3.97
                                                                   ---------                              --------
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS'
 EQUITY
   Demand deposits                                      460,445                               433,198
   Other liabilities                                     51,556                                50,349
   Shareholders' equity                                 299,420                               269,006
                                                     ----------                             ---------
     Total liabilities and shareholders' equity     $ 3,453,124                            $3,147,457
                                                    ===========                            ==========

NET INTEREST INCOME                                                 $ 72,112                              $ 66,914
                                                                    ========                              ========
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                4.74%                                 4.85%

     (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
     (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,009 and $3,003 for the six months ended June 30, 1996 and 1995, respectively, based on a tax rate of 35%.
     (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and six months ended June 30, 1996 and 1995 is provided below. The provision for loan losses increased $191,000 and $542,000 during the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The allowance for loan losses increased $1.4 million to $35.3 million at June 30, 1996
compared to June 30, 1995.   The ratio of net loans charged off to average loans
outstanding increased 12 and 15 basis points for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase resulted, in part, from higher charge-offs in the commercial and consumer loan portfolios but was not the result of concentrations in any one segment of either portfolio. Unusually high recoveries in the first half of 1995 also contributed to the year to year variance.


- --------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
(in thousands)                                      1996        1995            1996        1995
- --------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period   $   34,840     $  32,916       $   34,771   $   24,714
Allowance of Acquired Banks                              ---           ---              ---        7,235
 Charge-offs                                           2,243         1,758            4,695        3,265
 Recoveries                                              888         1,155            1,638        2,209
                                                  ----------     ---------       ----------   ----------
Net charge-offs                                        1,355           603            3,057        1,056
Provision for loan losses                              1,771         1,580            3,542        3,000
                                                  ----------     ---------       ----------   ----------
Allowance for loan losses - end of period         $  $35,256     $  33,893       $   35,256   $   33,893
                                                  ==========     =========       ==========   ==========
Loans outstanding at period end
Average loans outstanding during period           $2,551,429    $2,385,565       $2,551,429   $2,385,565
                                                   2,515,896     2,364,826        2,481,829    2,182,585
Allowance for loan losses as a percentage of
loans outstanding at period end                        1.38%         1.42%            1.38%        1.42%
Ratio of net charge-offs during period to
average loans outstanding (annualized)                 0.22          0.10             0.25         0.10
Loan loss coverage (allowance as a multiple of
net charge-offs, annualized)                            6.5 x        14.1 x            5.8 x       16.0 x
- --------------------------------------------------------------------------------------------------------

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and six months ended June 30, 1996 and 1995 follows:

- ------------------------------------------------------------------------------------------------
NONINTEREST INCOME                    Three Months Ended    Six Months Ended       Percent
                                           June 30,             June 30,        Change in 1996
                                      ------------------    ----------------    --------------
                                                                                  Three     Six
(in thousands)                           1996       1995       1996      1995    months   months
- ------------------------------------------------------------------------------------------------
Trust fees                              $3,076     $2,840    $6,230    $5,499      8.3%    13.3%
Service charges on deposit accounts      2,483      2,559     4,918     4,750     (3.0)     3.5
Bankcard fees                            1,448      1,342     2,792     2,520      7.9     10.8
Brokerage and investment fees              579        302       977       557     91.7     75.4
Other loan income                          374        422       892       812    (11.4)     9.9
ATM network user fees                      492        371       954       734     32.6     30.0
Cash management services                   373        231       652       444     61.5     46.8
Safe deposit rentals                       283        242       556       461     16.9     20.6
Investment securities gains                  7         13        59       104    (46.2)   (43.3)
Other, net                                 633        580     1,258     1,083      9.1     16.2
                                        ------     ------   -------   -------
    Total noninterest income            $9,748     $8,902   $19,288   $16,964      9.5%    13.7%
                                        ======     ======   =======   =======

- ------------------------------------------------------------------------------------------------

The six months ended June 30, 1996 include the operations of the acquired banks, as compared with four months of operations for the same period in 1995. Noninterest income for the three and six months ended June 30, 1996 increased 9.5% and 13.7%, respectively, as compared to the same periods in 1995. Excluding the effects of the 1995 acquisition, noninterest income increased 10.7% for the six months ended June 30, 1996 as compared to the same period in 1995. The three month period ended June 30 comparison was not impacted by the first quarter 1995 acquisition.

Excluding the impact of the 1995 acquisition for the six month period ending June 30, 1996, the following categories had significant increases when
compared to the same period in the prior year.   Brokerage and investment fees
increased 91.7% and 64.5% for the three and six months ended June 30, 1996, respectively, as compared to the same period in 1995, the result of increased market penetration. For the quarter ended June 30, 1996, other loan income declined slightly due primarily to fewer sales of mortgage loans into the secondary market. Increased volume and improved pricing strategies resulted in higher ATM network user fees for both the three and six months ended June 30,
1996.   Cash management service fees increased 61.5% and 38.1% for the three and six months ended June 30, 1996 as compared to the previous year. This increase is volume related as customers have responded to enhanced investment options which include various money market funds from which the Corporation receives a management fee. Safe deposit rental fees increased for both the three and six month periods ended June 30, 1996 as compared to the same periods in the prior year, as a result of increased service fee charges for rentals.

When excluding the impact of the 1995 acquisition, variances for the following income categories were not significant: trust income, service charges on deposits, bankcard fees and other miscellaneous income.

In July 1996, the Corporation announced the sale of its residential mortgage loan servicing operations to LaSalle Home Mortgage Corporation. The transaction will result in a gain and is expected to be completed by October 1996. The Corporation currently services approximately 17,000 residential mortgage loans for various investors and its own portfolio.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 1996 compared with the same period of 1995 are summarized in the table below.


- -----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                 Three Months Ended    Six Months Ended        Percent
                                         June 30,             June 30,        Changes in 1995
                                    ------------------    ----------------    ---------------
                                                                              Three      Six
(in thousands)                       1996       1995       1996      1995     Months    Months
- -----------------------------------------------------------------------------------------------
Salaries and employee benefits       $17,201    $16,515   $33,959   $31,316      4.2%      8.4%
Equipment                              2,434      2,513     4,858     4,758     (3.1)      2.1
Occupancy                              2,382      2,263     4,734     4,308      5.3       9.9
Intangible asset amortization          1,370      1,331     2,727     2,028      2.9      34.5
FDIC insurance premiums                    3      1,557         7     2,913    (99.8)    (99.8)
Bankcard fees                            891        673     1,663     1,337     32.4      24.4
Stationery and supplies                  897        967     1,675     1,704     (7.2)     (1.7)
Postage and delivery                     895        766     1,719     1,426     16.8      20.5
Advertising and public relations         948        790     1,892     1,385     20.0      36.6
Taxes, other than income taxes           647        564     1,301     1,239     14.7       5.0
Other loan fees                          857        480     1,576       825     78.5      91.0
Consulting and other
 professional fees                       584        795     1,038     1,174    (26.5)    (11.6)
Legal, audit and examination fees        339        409       729       920    (17.1)    (20.8)
Other, net                             2,405      2,845     4,799     5,215    (15.5)     (8.0)
                                     -------    -------   -------   -------
    Total noninterest expense        $31,853    $32,468   $62,677   $60,548     (1.9)%     3.5%
                                     =======    =======   =======   =======

- -----------------------------------------------------------------------------------------------

Noninterest expense reflects a decrease of 1.9% and an increase of 3.5% for the three and six months ended June 30, 1996, respectively, when compared with the same periods in 1995. Excluding the effect of the acquisition, noninterest expense in the first half of 1996 increased a modest 1.2%.

SALARIES AND EMPLOYEE BENEFITS
Excluding the effects of the 1995 acquisition, salaries and employee benefits expense was $29,430,000 in the first six months of 1996 as compared to $28,208,000 in 1995, an increase of 4.3%. For the three months ended June 30, 1996 salary and employee benefits increased 4.2% as compared to the same period in 1995. Cost savings attributable to staff reductions through attrition partially offset the effects of normal merit increases. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation will continue to mitigate the need to replace staff lost through normal attrition.

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

OTHER NONINTEREST EXPENSE
Excluding the effect of the first quarter 1995 acquisition, other noninterest expenses decreased 2.5%. The most significant decline was the reduction of FDIC (Federal Deposit Insurance Corporation) premiums. Effective June 1, 1995 FDIC assessments were reduced from 23 cents to 4 cents per $100 of deposits for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". Both of the Corporation's subsidiaries have sufficient capital to maintain a "well capitalized" designation, (the FDIC's highest rating). On December 11, 1995, the FDIC amended the assessment rate schedule to reduce assessments on deposits for "well capitalized" banks to zero effective for the first semiannual assessment period in 1996. Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

In October 1995, the Corporation announced the consolidation of its six
Michigan chartered banks into one bank called Citizens Bank. The consolidation, which occurred in June 1996, will further streamline operations and reduce certain costs but will retain local management and respective boards of directors. Also in 1995, the Corporation announced its Process Improvement Project, a series of productivity initiatives designed to increase revenues and reduce operating expenses throughout the Corporation. The Corporation expects to achieve financial benefits as a result of these initiatives.

Both loan fees and advertising and public relations expense increased significantly for the three and six months ended June 30, 1996 as compared to the same periods in 1995. Excluding the impact of the 1995 acquisition for the six month period, loan fees increased $721,000 as compared to the prior year. The three month period also increased $377,000 as compared to the prior year. This increase is directly related to increased loan volumes resulting in additional mortgage appraisal and processing fees expense. The additional mortgage costs are more than offset by increases in mortgage application, origination and processing income collected as a result of the large volume increases. This related income is reflected in the Corporation's net interest income. Advertising and public relations expenses increased during the three and six months ended June 30, 1996 as compared to the same period last year, due in part to a promotional campaign related to the June 1, 1996 consolidation of the Corporation's six Michigan banks.

Legal, audit and examination fees decreased for the three and six months ended June 30, 1996 as compared to the same periods in 1995 primarily due to a reduction in loan collection related expenses. Consulting and other professional fees and stationery and supplies expense declines for the same periods were the result of significant 1995 integration and conversion costs associated with the acquisition. Increased postage and delivery expense for the three and six months ended June 30, 1996 as compared to the same period in 1995 are the result of higher delivery costs incurred after the June 1995 conversion of the acquired banks to Citizens' processing systems. Other processing efficiencies gained with the consolidation more than offset these additional costs. In addition, one time postage costs associated with the promotional campaign for the June consolidation of the Corporation's Michigan banks also attributed to the increase.

When excluding the impact of the 1995 acquisition for the six month period all other expense categories which include equipment, occupancy, intangible asset amortization, bankcard, and other expense had insignificant changes for the three and six months ended June 30, 1996 when compared to the same period in the prior year.

INCOME TAXES
Federal income tax expense increased $985,000 and $1,703,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods of 1995 resulting from higher pre-tax earnings and a lower level of tax-exempt interest income.


BALANCE SHEET
The Corporation had total assets of $3.476 billion as of June 30, 1996, an increase of $12.0 million or 0.3% from $3.464 billion as of December 31, 1995. Average earning assets comprised 91.9% of average total assets during the first six months of 1996 compared with 91.5% in the first six months of 1995.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised
21.8% of average earning assets during the first six months of 1996, compared with 22.2% for the same period of 1995. Average money market investment balances decreased slightly to 2.7% of total average earning assets during the first six months of 1996 from 4.2% during the corresponding period of 1995 primarily due to higher loan and decreased long-term debt balances.

LOANS
The Corporation extends credit primarily within the market areas of its
Michigan and Illinois banking subsidiaries. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 13.7% (6.6% excluding the effect of the acquired banks) in the first six months of 1996 compared with the same
period of 1995.   The increases occurred in all loan categories.

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

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved (9.1% at June 30, 1996). Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheets, was $223.7 million and $221.2 million at June 30, 1996 and December 31, 1995, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized (provided below) was $8.3 million at June 30, 1996. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of SFAS 122, and accordingly, have not been capitalized on the balance sheet. The carrying value and fair value of capitalized servicing rights consisted of the following as of June 30:


                               1996
                               ----
        Unamortized cost     $86,000

        Valuation Allowance      ---
                             -------
        Carrying Value       $86,000
                             =======
        Fair Value           $95,000
                             =======

An analysis of the activity for loan servicing rights in the first half of 1996 follows. There was no activity in the related valuation allowance during the first half.


        Unamortized Cost

           Balance at January 1         $    ---

           Additions                      92,000

           Amortization                   (6,000)
                                        --------
           Balance at June 30           $ 86,000
                                        ========

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

At June 30, 1996, loans considered to be impaired under the Statements totalled $21.9 million (of which $10.4 million were on a nonaccrual basis). Included within this amount is $6.6 million of impaired loans for which the related allowance for loan losses is $0.8 million and $15.3 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1996 was approximately $17.0 million. For the quarter ended June 30, 1996, the Corporation recognized interest income of $0.4 million which included $0.3 million of interest income recognized using the cash basis method of income recognition.

At June 30, 1995, loans considered to be impaired under the Statements totalled $19.7 million (of which $10.8 million were on a nonaccrual basis). Included within this amount is $8.2 million of impaired loans for which the related allowance for loan losses is $1.2 million and $11.5 million of impaired loans for which the fair value exceeded the recorded investment in the loan.
The average recorded investment in impaired loans during the quarter ended June 30, 1995 was approximately $19.7 million. For the quarter ended June 30, 1995, the Corporation recognized interest income of $ 0.4 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

Nonperforming assets consist of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. The Corporation changed its nonperforming asset policy in the third quarter of 1995 to include loans 90 days past due and still accruing in the nonperforming asset category. Previously these loans were considered underperforming assets. All nonperforming asset disclosures contained in this filing have been adjusted to reflect this change. Certain of these loans, as defined above, are considered to be impaired under the Statements. The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan (including a loan impaired under the Statements) is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status.

The table below provides a summary of nonperforming assets as of June 30, 1996, December 31, 1995 and June 30, 1995. Total nonperforming assets amounted to $19.0 million as of June 30, 1996, compared with $21.1 million as of December 31, 1995 and $24.0 million as of June 30, 1995. Overall, nonperforming assets decreased from December 31, 1995 due to improvements in the nonaccrual category, resulting in a decrease in nonperforming assets as a percentage of total loans plus OREO and total assets.


- ----------------------------------------------------------------------------------------------------------------
Nonperforming Assets
                                                                  June 30,        December 31,     June 30,
(in thousands)                                                       1996            1995            1995
- ----------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
  Nonaccrual:
    Less than 30 days past due                                     $  4,705         $  4,783      $   6,452
    From 30 to 89 days past due                                       1,344              784          1,261
    90 or more days past due                                         10,163           13,057         13,344
                                                                    -------          -------        -------
       Total                                                         16,212           18,624         21,057
  90 days past due and still accruing                                   834              432            479
  Restructured                                                          568              494            560
                                                                    -------          -------        -------
       Total nonperforming loans                                     17,614           19,550         22,096
OTHER REAL ESTATE OWNED ("OREO")                                      1,350            1,568          1,890
                                                                    -------          -------        -------
       Total nonperforming assets                                  $ 18,964         $ 21,118      $  23,986
                                                                    =======          =======        =======
Nonperforming assets as a percent of total loans plus OREO            0.74%            0.87%          1.00%
Nonperforming assets as a percent of total assets                     0.55             0.61           0.70
- ----------------------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic
conditions change.   As of June 30, 1996 such credits amounted to $11.8 million or 0.5 % of total loans, compared with $10.8 million or 0.5% at December 31, 1995 and $17.9 million or 0.8% as of June 30, 1995. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 9.7% (4.3% excluding the 1995 acquisition effect) in the first six months of 1996 compared to the same period in 1995. The shift in customer preferences from savings deposits to time deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $150.4 million during the first six months of 1996 compared with $136.2 million during the same
period of 1995.   Long-term debt accounted for $90.9 million or 2.9% of average interest-bearing funds for the six months ended June 30, 1996, compared with $84.8 million or 3.0% for the same period in 1995. To finance the February 28, 1995 acquisition of the four banks, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The Corporation has made payments reducing the outstanding balance to $68.4 million at June 30, 1996. The revolving credit facility includes $58.5 million at a fixed rate of 7.65%. Of this amount, $51.4 million reprices in March 1997 and $7.0 million in March 1998. The remaining $10.0 million outstanding has a variable interest rate based on a LIBOR index. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of June 30, 1996.

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


- --------------------------------------------------------------------------------
CAPITAL RATIOS                  Regulatory
                                Minimum For
                                  "Well         JUNE 30,  December 31,  June 30,
                               Capitalized"       1996        1995        1995
- --------------------------------------------------------------------------------
 Risk based capital:
   Tier I                         6.0%            9.1%        8.8%        8.4%
   Total capital                 10.0            10.3        10.0         9.7
 Tier I leverage                  5.0             7.0         6.7         6.3
- --------------------------------------------------------------------------------

COMMON AND PREFERRED STOCK
The Corporation maintains a stock repurchase program initiated in November 1987. During 1995 and the first six months of 1996, no shares were purchased under this program. A total of 1,132,470 shares have been purchased under this program at an average price of $14.31 per share. These shares were reissued in connection with a purchase acquisition in October 1993 and the Corporation's stock option plan.

OTHER
Total shareholders' equity was $303.5 million or $21.02 per share as of June 30, 1996, compared with $297.2 million or $20.73 per share as of December 31, 1995 and $279.4 million or $19.69 per share as of June 30, 1995. The Corporation declared cash dividends of $0.49 per share during the first six months of 1996, an increase of 11.4% over the $0.44 per share declared during the same period in 1995.

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


- -----------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                     JUNE 30,     December 31,    June 30,
                                      1996            1995         1995
- -----------------------------------------------------------------------------
Quarterly average:
  Loans to deposits                   87.5%           86.5%        84.8%
  Liquid assets to deposits           13.1            17.0         18.0
Total long-term debt to equity        24.8            35.5         44.1
- -----------------------------------------------------------------------------

The Corporation's quarterly average loan to deposit ratio increased to
87.5% at June 30, 1996 from 86.5% at December 31, 1995.   The 1995 acquisition
was funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The long-term debt to equity ratio has declined to 24.8% at June 30, 1996 from 35.5% at December 31, 1995. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 1996 is illustrated in the following table. As shown, the Corporation had an asset sensitive position (more rate sensitive assets than rate sensitive liabilities) of $9.0 million within the one-year time frame. This position suggests that the Corporation has the potential to earn higher net interest income during the next twelve months if market interest rates were to rise. Conversely, if interest rates decline, the Corporation may experience a decrease in net interest income. However, management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. Management also utilizes simulation modeling to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet customer loan demand and deposit preferences.


- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                 TOTAL
June 30, 1996                1-30         31-90          91-180     181-365      WITHIN       1-5         Over
(in millions)                Days          Days           Days        Days       1 YEAR      Years      5 Years       Total
- ------------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
  Loans and leases          $ 807.4       $  90.9      $ 114.5     $ 249.0    $1,261.8    $  890.4      $399.2      $2,551.4
  Investment securities        41.2          33.0         40.4        65.0       179.6       304.7       116.0         600.3
  Short-term investments       23.6           ---          ---         ---        23.6         ---         ---          23.6
                            -------       -------      -------     -------    --------    --------      ------      --------
    Total                   $ 872.2       $ 123.9      $ 154.9     $ 314.0    $1,465.0    $1,195.1      $515.2      $3,175.3
                            =======       =======      =======     =======    ========    ========      ======      ========
RATE SENSITIVE LIABILITIES
  Deposits (2)              $ 176.5       $ 268.7      $ 318.0     $ 445.3    $1,208.5    $  985.4      $181.4      $2,375.3
  Short-term borrowings       183.4           ---          ---         ---       183.4         ---         ---         183.4
  Long-term debt               12.5           ---          ---        51.6        64.1         7.1         4.1          75.3
                            -------       -------      -------     -------    --------    --------      ------      --------
    Total                   $ 372.4       $ 268.7      $ 318.0     $ 496.9    $1,456.0    $  992.5      $185.5      $2,634.0
                            =======       =======      =======     =======    ========    ========      ======      ========
Period GAP(1)               $ 499.8       $(144.8)     $(163.1)    $(182.9)   $    9.0    $  202.6      $329.7      $  541.3
Cumulative GAP                499.8         355.0        191.9         9.0         ---       211.6       541.3           ---
Cumulative GAP to
  Total Assets                14.38%        10.21%        5.52%       0.26%       0.42%       6.09%      15.57%        15.57%
Multiple of Rate Sensitive
  Assets to Liabilities        2.34          0.46         0.49        0.63        1.01        1.20        2.78          1.21
- ------------------------------------------------------------------------------------------------------------------------------------

(1)  GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $353 million in the less than one year category, and $867 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

                            II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5.  OTHER INFORMATION--None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 3. Exhibits:
         (11) Statement re: computation of per share earnings
         (27) Financial Data Schedule

(b) Reports on Form 8-K:

       none


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CITIZENS BANKING CORPORATION





Date  August 9, 1996           By   /s/ John W. Ennest
      --------------------          --------------------------------------------
                                    John W. Ennest
                                    Vice Chairman of the Board,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    (Duly Authorized Signatory)

                                EXHIBIT INDEX



                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER                          DESCRIPTION                        PAGE
- -------                         -----------                    ------------
11                      Statement re:  Computation of per
                        share earnings
27                      Financial Data Schedule