Form 10-Q
period 1996-09-30
CITIZENS BANKING CORP
filed 1996-11-12
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended      September 30, 1996
                          ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                               ---------------------   ---------------------

Commission file Number   0-10535

                          CITIZENS BANKING CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                       38-2378932
                --------                                        ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  One Citizens Banking Center  Flint, Michigan                    48502
  --------------------------------------------                    -----
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 28, 1996
 ----------------------------                  -------------------------------
  Common  Stock, No Par Value                         14,358,697 Shares


                        (This report contains 23 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements  . . . . . . . . . . . . . . .   3

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  22

 Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . . .  22

 Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .  22

 Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . .  22

 Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . .  22

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

(in thousands)                                                  SEPTEMBER 30     December 31,
                                                                    1996            1995
--------------------------------------------------------------------------------------------------
 ASSETS
   Cash and due from banks                                      $  135,494      $  172,754
   Money market investments:
      Interest-bearing deposits with banks                             212          10,090
      Federal funds sold                                            35,000          50,000
      Term federal funds and other                                   3,536          89,744
                                                                ----------      ----------
          Total money market investments                            38,748         149,834
   Securities available-for-sale:
      U.S. Treasury and federal agency securities                  348,702         346,485
      State and municipal securities                               200,697         213,491
      Other securities                                              14,252          10,936
                                                                ----------      ----------
          Total investment securities                              563,651         570,912
   Loans:
      Commercial                                                   964,165         905,947
      Real estate construction                                      34,168          33,984
      Real estate mortgage                                         522,652         457,758
      Consumer                                                   1,016,231         970,755
      Lease financing                                               51,107          60,069
                                                                ----------      ----------
          Total loans                                            2,588,323       2,428,513
      Less: Allowance for loan losses                              (35,337)        (34,771)
                                                                ----------      ----------
          Net loans                                              2,552,986       2,393,742
   Premises and equipment                                           61,579          63,147
   Intangible assets                                                66,287          70,385
   Other assets                                                     49,262          43,148
                                                                ----------      ----------
             TOTAL ASSETS                                       $3,468,007      $3,463,922

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                                       $  491,622      $  506,116
      Interest-bearing                                           2,357,195       2,358,585
                                                                ----------      ----------
          Total deposits                                         2,848,817       2,864,701
   Federal funds purchased and securities sold
      under agreements to repurchase                               145,311         130,556
   Other short-term borrowings                                      33,022          15,468
   Other liabilities                                                45,714          50,600
   Long-term debt                                                   85,356         105,411
                                                                ----------      ----------
          Total liabilities                                      3,158,220       3,166,736
   SHAREHOLDERS' EQUITY
   Preferred stock - No par value                                      ---             ---
   Common stock - No par value                                      91,394          91,480
   Retained earnings                                               219,027         202,219
   Net unrealized gain (loss) on securities available-for-sale,
       net of tax                                                     (634)          3,487
                                                                ----------      ----------
          Total shareholders' equity                               309,787         297,186
                                                                ----------      ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $3,468,007      $3,463,922
                                                                ==========      ==========
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                         Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
(in thousands, except per share data)                    1996           1995          1996          1995
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                           $ 55,808       $53,006       $163,590      $147,442
  Interest and dividends on investment securities:
    Taxable                                               5,945         5,919         18,120        16,777
    Nontaxable                                            2,303         2,339          6,864         7,144
  Money market investments                                  345         1,515          2,708         5,485
                                                       --------       -------       --------      --------
      Total interest income                              64,401        62,779        191,282       176,848
                                                       --------       -------       --------      --------
INTEREST EXPENSE
  Deposits                                               23,901        23,448         71,755        64,116
  Short-term borrowings                                   1,981         1,970          5,493         5,255
  Long-term debt                                          1,320         2,316          4,723         5,518
                                                       --------       -------       --------      --------
  Total interest expense                                 27,202        27,734         81,971        74,889
                                                       --------       -------       --------      --------

NET INTEREST INCOME                                      37,199        35,045        109,311       101,959
Provision for loan losses                                 3,021         1,504          6,563         4,504
                                                       --------       -------       --------      --------

  Net interest income after provision for loan losses    34,178        33,541        102,748        97,455
                                                       --------       -------       --------      --------
NONINTEREST INCOME
  Trust fees                                              3,044         2,974          9,274         8,473
  Service charges on deposit accounts                     2,707         2,506          7,625         7,256
  Bankcard fees                                           1,546         1,304          4,338         3,824
  Investment securities gains                                21            15             80           119
  Other                                                   4,127         2,802          9,416         6,893
                                                       --------       -------       --------      --------
      Total noninterest income                           11,445         9,601         30,733        26,565
                                                       --------       -------       --------      --------
NONINTEREST EXPENSE
  Salaries and employee benefits                         17,258        16,712         51,217        48,028
  Equipment                                               2,476         2,536          7,335         7,294
  Occupancy                                               2,402         2,282          7,136         6,590
  Intangible asset amortization                           1,370         1,330          4,098         3,363
  FDIC insurance premiums                                     1            68              8         2,981
  Bankcard fees                                           1,020           785          2,683         2,122
  Stationery and supplies                                   889           898          2,565         2,602
  Postage and delivery                                      917           891          2,636         2,317
  Other                                                   5,857         5,085         17,189        15,838
                                                       --------       -------       --------      --------
      Total noninterest expense                          32,190        30,587         94,867        91,135
                                                       --------       -------       --------      --------
INCOME BEFORE INCOME TAXES                               13,433        12,555         38,614        32,885
Income taxes                                              3,830         3,571         11,010         9,048
                                                       --------       -------       --------      --------
NET INCOME                                             $  9,603       $ 8,984       $ 27,604      $ 23,837
                                                       ========       =======       ========      ========

 NET INCOME PER SHARE:
     Primary                                           $   0.65       $  0.62       $   1.88      $   1.64
     Fully Diluted                                     $   0.65       $  0.61       $   1.88      $   1.63
                                                       ========       =======       ========      ========


AVERAGE SHARES OUTSTANDING:
         Primary                                         14,676        14,626         14,682        14,545
         Fully Diluted                                   14,679        14,626         14,682        14,590
------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                1996                       1995
                                                                  -------------------------------         ------
                                                                  THIRD        Second       First         Fourth
(in thousands)                                                   QUARTER       Quarter     Quarter       Quarter
------------------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of quarter                                  $ 92,677       $92,202      $91,480      $90,445
    Exercise of stock options, net of shares purchased                138           475          722        1,035
      Shares acquired for retirement                               (1,421)          ---          ---          ---
                                                                 --------     ---------     --------     --------
   Balance, end of quarter                                         91,394        92,677       92,202       91,480
                                                                 --------     ---------     --------     --------
RETAINED EARNINGS
  Balance, beginning of quarter                                   213,182       207,667      202,219      195,743
    Net income                                                      9,603         9,260        8,741        9,759
    Cash dividends                                                 (3,758)       (3,745)      (3,293)      (3,283)
                                                                 --------     ---------     --------     --------
  Balance, end of quarter                                         219,027       213,182      207,667      202,219
                                                                 --------     ---------     --------     --------
UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE
  Balance, beginning of quarter                                    (2,327)          278        3,487          424
    Net unrealized gain (loss), net of tax benefit                  1,693        (2,605)      (3,209)       3,063
                                                                 --------     ---------     --------     --------
  Balance, end of quarter                                            (634)       (2,327)         278        3,487
                                                                 --------     ---------     --------     --------

TOTAL SHAREHOLDERS' EQUITY                                       $309,787     $ 303,532     $300,147    $ 297,186
                                                                 ========     =========     ========    =========
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                     Nine Months Ended
                                                                                       September 30,
(in thousands)                                                                       1996         1995
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                     $27,604         $23,837
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     6,563           4,504
      Depreciation and amortization                                                 5,370           5,376
      Amortization of intangibles                                                   4,098           3,363
      Net amortization on investment securities                                     1,225           2,215
      Investment securities gains                                                     (80)           (119)
      Other                                                                        (8,781)         (1,614)
                                                                                  -------         -------
         Net cash provided by operating activities                                 35,999          37,562
                                                                                  -------         -------
INVESTING ACTIVITIES:
   Net decrease in money market investments                                       111,086          31,352
   Securities available-for-sale:
      Proceeds from sales                                                             ---           6,883
      Proceeds from maturities                                                    331,313         110,977
      Purchases                                                                  (331,537)        (96,278)
   Net increase in loans and leases                                              (165,807)        (81,803)
   Purchases of premises and equipment                                             (3,802)         (5,432)
   Net cash used for acquisition of banks                                             ---         (59,434)
                                                                                  -------         --------
         Net cash used by investing activities                                    (58,747)        (93,735)
                                                                                  -------         -------
FINANCING ACTIVITIES:
   Net decrease in demand and savings deposits                                    (44,403)       (141,968)
   Net increase in time deposits                                                   28,519         120,116
   Net increase (decrease) in short-term borrowings                                32,309         (20,236)
   Proceeds from issuance of long-term debt                                        20,000         115,000
   Principal reductions in long-term debt                                         (40,055)         (1,465)
   Cash dividends paid                                                            (10,796)         (9,487)
   Proceeds from stock options exercised                                            1,335           1,202
   Shares acquired for retirement                                                  (1,421)            ---
                                                                                  -------         -------
         Net cash provided (used) by financing activities                         (14,512)         63,162
                                                                                 --------         -------
Net increase (decrease) in cash and due from banks                                (37,260)          6,989
Cash and due from banks at beginning of period                                    172,754         132,092
                                                                                 --------        --------
Cash and due from banks at end of period                                         $135,494        $139,081
                                                                                 ========        ========
----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The 1996 nine month results reflect nine months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to seven months of operations for the same period in 1995. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Bank headquartered in Flint, Michigan effective immediately after the acquisition. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


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

NOTE 3. LOAN SERVICING
  The Corporation originates mortgage loans for sale to the secondary market. Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires servicers to capitalize the right to service originated mortgage loans sold with servicing retained. In September 1996, the Corporation sold its residential mortgage loan servicing operations to LaSalle Home Mortgage Corporation. The transaction resulted in an immediate pre-tax gain of $1.55 million on mortgage loans serviced for other investors and an additional deferred gain of $5.1 million on mortgage loans owned by Citizens. The deferred gain will be recognized over the estimated life of the loans. As a result of the sale, the statement has no material impact on the Corporation.

NOTE 4. RECLASSIFICATIONS
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and nine month periods ended September 30, 1996. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1995 Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended         Nine Months Ended
                                                          September 30,               September 30,
(in thousands, except per share data)                   1996         1995          1996          1995
--------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                                      $64,401       $62,779      $191,282      $176,848
  Net interest income                                   37,199        35,045       109,311       101,959
  Provision for loan losses                              3,021         1,504         6,563         4,504
  Investment securities gains                               21            15            80           119
  Other noninterest income                              11,424         9,586        30,653        26,446
  Noninterest expense                                   32,190        30,587        94,867        91,135
  Income taxes                                           3,830         3,571        11,010         9,048
  Net income                                             9,603         8,984        27,604        23,837
  Cash dividends                                         3,758         3,268        10,796         9,487

PER SHARE DATA
  Net income:
    Primary                                            $  0.65       $  0.62      $   1.88      $   1.64
    Fully diluted                                         0.65          0.61          1.88          1.63
  Cash dividends                                          0.26          0.23          0.75          0.67
  Book value (end of period)                             --            --            21.51         20.08
  Market value (end of period close)                     --            --            28.63         30.38

FINANCIAL RATIOS (ANNUALIZED)
  Return on average:
    Shareholders' equity                                 12.50%        12.66%        12.23%        11.66%
    Assets                                                1.11          1.05          1.07          0.99
   Net interest margin (FTE)                              4.85          4.70          4.78          4.80
   Net loan charge-offs to average loans                  0.46          0.25          0.32          0.15
   Average equity to average total assets                 8.87          8.31          8.74          8.46
   Nonperforming assets to loans plus other real estate
    (end of period)                                      --            --             0.73          1.03
   Nonperforming assets to total assets (end of period)  --            --             0.54          0.74


BALANCE SHEET TOTALS                                                  Percent
                                                                      Change
                                                                      ------
   At Period End (September 30):
    Assets                                                               1.9       $3,468,007    $3,401,902
    Loans                                                                6.8        2,588,323     2,424,110
    Deposits                                                             2.8        2,848,817     2,771,152
    Shareholders' equity                                                 8.1          309,787       286,612

   Average balances:
    Assets                                                               6.8        3,450,231     3,229,748
    Loans                                                               11.3        2,513,208     2,258,932
    Deposits                                                             7.2        2,856,798     2,665,390
    Shareholders' equity                                                10.3          301,462       273,223
--------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of September 30, 1996 and 1995 and for the three and nine month periods then ended are presented in the table on page 8. As shown, earnings increased in 1996 resulting from higher net interest and noninterest
income.   This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes. The 1996 results reflect nine months of operations for the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995, as compared to seven months of operations for the same period in 1995. The 1995 transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Bank headquartered in Flint, Michigan effective immediately after the acquisition.


NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1996 and 1995 are summarized on pages 11 and 12, respectively. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

-----------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                         Three Months Ended September 30           Nine Months Ended September 30
                                         ------------------------------------------------------------------------
                                             1996 Compared With 1995                  1996 Compared With 1995
                                         ------------------------------------------------------------------------
                                                      Increase (Decrease)                        Increase (Decrease)
                                                       Due to Change in                            Due to Change in
                                         Net          -------------------          Net           -------------------
(in thousands)                        Change(1)      Volume       Rate(2)       Change(1)       Volume         Rate(2)
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks         $    1        $    2        $ (1)        $  (126)        $  (123)        $   (3)
    Federal funds sold                 (538)         (418)       (120)         (1,719)         (1,480)          (239)
    Term federal funds sold and
     other                             (633)         (627)         (6)           (932)           (833)           (99)
  Investment securities:
    Taxable                              26          (182)        208           1,343             959            384
    Tax-exempt                          (36)           38         (74)           (280)            (31)          (249)
  Loans                               2,802         3,537        (735)         16,148          16,488           (340)
                                     ------        ------        ----         -------         -------         ------
      Total                           1,622         2,350        (728)         14,434          14,980           (546)
                                     ------        ------        ----         -------         -------         ------
INTEREST EXPENSE:
  Deposits:
    Demand                             (126)          (24)       (102)           (259)            103           (362)
    Savings                            (436)         (166)       (270)           (880)           (202)          (678)
    Time                              1,015         1,339        (324)          8,778           7,018          1,760
  Short-term borrowings                  11           259        (248)            238             619           (381)
  Long-term debt                       (996)       (1,063)         67            (795)           (820)            25
                                     ------        ------        ----         -------         -------         ------
      Total                            (532)          345        (877)          7,082           6,718            364
                                     ------        ------        ----         -------         -------         ------

NET INTEREST INCOME                  $2,154        $2,005        $149         $ 7,352         $ 8,262         $ (910)
                                     ======        ======        ====         =======         =======         ======
-----------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Favorable three and nine month volume related variances in net interest income partially offset by a negative rate variance for the nine month period resulted in increases in net interest income of $2,154,000 and $7,352,000 for the three and nine months ended September 30, 1996 as compared with the same periods in 1995. The February 28, 1995 acquisition accounted for $5,335,000 of the volume related increases when comparing the nine months ended September 30, 1996 with the same period of 1995. Loan growth partially offset by time deposit growth accounted for the remaining nine month as well as the three month volume increases.

The net interest margin increased from 4.70% to 4.85% for the three months ended September 30, 1996 as compared to the same period in the prior year due primarily to a decrease in the cost of interest bearing liabilities from 4.24% to 4.12% during these periods. This decline resulted from lower deposit costs partially offset by higher long term debt costs. The overall yield on earning assets increased one basis point for the three months ended September 30, 1996 compared to the same period in the prior year.

Yields on earning assets increased slightly to 8.23% from 8.18% for the nine months ended September 30, 1996 as compared with the same period of 1995. This improvement was primarily due to higher yields on residential real estate and consumer loans and lease financing. The cost of interest bearing liabilities increased to 4.15% from 4.07% for the nine months ended September 30, 1996 as compared with the same period in 1995. This increase was attributable to higher costs for time deposits and long-term debt partially offset by slightly lower costs on demand and savings deposits and short term debt. These changes resulted in a slight decline in the net interest margin to 4.78% from 4.80% for the nine months ended September 30, 1996 compared with the same period of 1995.

If market rates were to shift significantly in 1996, corresponding changes in funding costs would need to be considered to avoid a negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

--------------------------------------------------------------------------------------------------------------------------------
               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                        1996                                  1995
                                                           ------------------------------        ------------------------------
Three Months Ended September 30
(in thousands)                                              AVERAGE               AVERAGE        Average                Average
                                                            BALANCE   INTEREST(1)  RATE(2)       Balance    Interest(1)  Rate(2)
--------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
     Interest earning deposits with banks            $      186     $     2        4.85%       $     74     $    1        5.97%
     Federal funds sold                                  27,839         303        4.33          55,242        841        6.04
     Term federal funds sold and other                    3,694          40        4.29          49,173        673        5.43
  Investment securities(3):
     Taxable                                            402,374       5,945        5.90         417,126      5,919        5.65
     Nontaxable                                         174,175       2,303        8.18         172,195      2,339        8.40
  Loans and leases:
     Commercial                                         987,475      21,359        8.71         933,316     21,118        9.09
     Real estate                                        528,952      10,941        8.27         441,282      9,175        8.32
     Consumer                                         1,005,517      22,587        8.94         974,829     21,727        8.85
     Lease financing                                     53,346         921        6.91          59,711        986        6.60
                                                     ----------     -------        ----      ----------    -------        ----
             Total earning assets(3)                  3,183,558      64,401        8.25       3,102,948     62,779        8.24
                                                                    -------                                -------


NONEARNING ASSETS
  Cash and due from banks                               128,538                                 144,705
  Bank premises and equipment                            62,189                                  63,840
  Other nonearning assets                               105,822                                 114,346
  Allowance for loan losses                             (35,601)                                (34,194)
                                                     ----------                              ----------
             Total assets                            $3,444,506                              $3,391,645
                                                     ==========                              ==========


INTEREST-BEARING LIABILITIES
  Deposits:
     Demand deposits                                 $  312,218       1,375        1.75      $  316,530      1,501        1.88
     Savings deposits                                   898,020       6,141        2.72         920,281      6,577        2.84
     Time deposits                                    1,174,073      16,385        5.55       1,077,213     15,370        5.66
  Repurchase agreements and other short-term
     borrowings                                         176,192       1,981        4.47         155,296      1,970        5.03
  Long-term debt                                         67,091       1,320        7.82         123,329      2,316        7.45
                                                     ----------     -------        ----      ----------    -------        ----
             Total interest-bearing liabilities       2,627,594      27,202        4.12       2,592,649     27,734        4.24
                                                                    -------                                -------
NONINTEREST-BEARING LIABILITIES AND  SHAREHOLDERS'
EQUITY

  Demand deposits                                       464,414                               466,115
  Other liabilities                                      46,996                                51,360
  Shareholders' equity                                  305,502                               281,521
                                                     ----------                            ----------
       Total liabilities and shareholders' equity    $3,444,506                            $3,391,645
                                                     ==========                            ==========

NET INTEREST INCOME                                                 $37,199                                $35,045
                                                                    =======                                =======
                                                                                   4.85%                                  4.70%
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS

--------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,447 and $1,500 for the three months ended September 30, 1996 and 1995, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.


------------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                             1996                                  1995
                                                -------------------------------       -------------------------------
Nine Months Ended September 30                   AVERAGE                AVERAGE        Average                Average
(in thousands)                                  BALANCE   INTEREST(1)   RATE(2)       Balance    Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks           $1,935  $     83      5.73%      $    4,708   $    209      5.92%
    Federal funds sold                             39,970     1,565      5.23           72,829      3,284      6.03
    Term federal funds sold and other              26,518     1,060      5.36           46,342      1,992      5.75
  Investment securities(3):
    Taxable                                       419,808    18,120      5.76          402,042     16,777      5.57
    Nontaxable                                    174,789     6,864      8.10          176,499      7,144      8.35
  Loans and leases
    Commercial                                    967,543    63,135      8.81          892,093     60,652      9.17
    Real estate                                   503,857    31,615      8.37          427,825     26,532      8.27
    Consumer                                      985,595    65,963      8.94          873,492     57,064      8.73
    Lease financing                                56,213     2,877      6.82           65,522      3,194      6.50
                                               ----------   -------    --------     ----------   --------      ----
        Total earning assets(3)                 3,176,228   191,282      8.23        2,961,352    176,848      8.18
                                                            -------                              --------
NONEARNING ASSETS
  Cash and due from banks                         137,137                              140,788
  Bank premises and equipment                      62,536                               61,355
  Other nonearning assets                         109,573                               98,057
  Allowance for loan losses                       (35,243)                             (31,804)
                                               ----------                           ----------
        Total assets                           $3,450,231                           $3,229,748
                                               ==========                           ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                            $  314,390     4,059      1.72       $  307,287      4,318      1.88
    Savings deposits                              905,167    18,335      2.71          911,279     19,215      2.82
    Time deposits                               1,175,463    49,361      5.61        1,002,533     40,583      5.41

  Repurchase agreements and other
    short-term borrowings                         159,047     5,493      4.61          142,634      5,255      4.93
  Long-term debt                                   82,899     4,723      7.61           97,810      5,518      7.54
                                               ----------   -------    --------     ----------   -------    -------
         Total interest-bearing liabilities     2,636,966    81,971      4.15        2,461,543     74,889      4.07
                                                            -------                              --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                 461,778                              444,291
  Other liabilities                                50,025                               50,691
  Shareholders' equity                            301,462                              273,223
                                               ----------                           ----------
         Total liabilities and shareholders'
              equity                           $3,450,231                           $3,229,748
                                               ==========                           ==========

NET INTEREST INCOME                                        $109,311                              $101,959
                                                           ========                              ========

NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                           4.78%                                 4.80%
------------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4,456 and $4,502 for the nine months ended September 30, 1996 and 1995, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and nine months ended September 30, 1996 and 1995 is provided below. The provision for loan losses increased $1,516,000 and $2,059,000 during the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. The allowance for loan losses increased $1.4 million to $35.3 million at September 30, 1996 as compared to September 30, 1995. The ratio of net loans charged off to average loans outstanding increased 19 and 17 basis points for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was primarily due to the charge-off of a single commercial credit. A corresponding amount was added to the provision for loan losses. Excluding this isolated commercial credit, net loan charge-offs to average loans outstanding would have been 26 and 25 basis points for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Unusually high recoveries in the first nine months of 1995 also contributed to the year to year variance.


-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
(in thousands)                                                            1996         1995          1996         1995
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                      $   35,256    $   33,893   $   34,771   $   24,714
Allowance of Acquired Banks                                                 ---           ---          ---        7,235
    Charge-offs                                                           3,927         2,340        8,622        5,605
    Recoveries                                                              987           843        2,625        3,052
                                                                     ----------    ----------   ----------   ----------
Net charge-offs                                                           2,940         1,497        5,997        2,553
Provision for loan losses                                                 3,021         1,504        6,563        4,504
                                                                     ----------    ----------   ----------   ----------

Allowance for loan losses - end of period                            $   35,337       $33,900   $   35,337   $   33,900
                                                                     ==========    ==========   ==========   ==========

Loans outstanding at period end                                      $2,588,323    $2,424,110   $2,588,323   $2,424,110
Average loans outstanding during period                               2,575,289     2,409,138    2,513,208    2,258,932
Allowance for loan losses as a percentage of loans
outstanding at period end                                                  1.37%         1.40%        1.37%        1.40%
Ratio of net charge-offs during period to average
loans outstanding (annualized)                                             0.46          0.25         0.32         0.15
Loan loss coverage (allowance as a multiple of net
charge-offs, annualized)                                                   3.0 X         5.7 x        4.4 X       10.0 x
-------------------------------------------------------------------------------------------------------------------------


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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and nine months ended September 30, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                        Three Months Ended    Nine Months Ended             Percent
                                            September 30,         September 30,            Change in 1996
                                          ------------------    -----------------     ----------------------
(in thousands)                                                                        Three            Nine
                                            1996     1995       1996        1995     months          months
------------------------------------------------------------------------------------------------------------
Trust fees                                $3,044    $2,974     $ 9,274    $ 8,473      2.4%           9.5%
Service charges on deposit accounts        2,707     2,506       7,625      7,256      8.0            5.1
Bankcard fees                              1,546     1,304       4,338      3,824     18.6           13.4
Brokerage and investment fees                466       394       1,443        951     18.3           51.7
Other loan income                          1,885       633       2,777      1,445    197.8           92.2
ATM network user fees                        537       488       1,491      1,222     10.0           22.0
Cash management services                     366       286       1,018        730     28.0           39.5
Safe deposit rentals                         286       278         842        740      2.9           13.8
Investment securities gains                   21        15          80        119    (40.0)         (32.8)
Other, net                                   587       723       1,845      1,805    (18.8)           2.2
                                         -------    ------     -------    -------
             Total noninterest income    $11,445    $9,601     $30,733    $26,565     19.2%          15.7%
                                         =======    ======     =======    =======

------------------------------------------------------------------------------------------------------------

The nine months ended September 30, 1996 include the operations of the acquired banks, as compared with seven months of operations for the same period in 1995. Noninterest income for the three and nine months ended September 30, 1996 increased 19.2% and 15.7%, respectively, as compared to the same periods in 1995.

Excluding the impact of the 1995 acquisition for the nine month period ending September 30, 1996, the following categories had significant increases when compared to the same period in the prior year. Higher transaction volumes increased bankcard fee income for both the three and nine months ended September 30, 1996. Brokerage and investment fees increased 18.3% and 39.3% for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995, the result of increased market penetration. Increased volume and improved pricing strategies resulted in higher ATM network user fees for both the three and nine months ended September 30, 1996. Cash management service fees increased 28.0% and 34.0% for the three and nine months ended September 30, 1996 as compared to the previous year. This increase is volume related as customers have responded to enhanced investment options which include various money market funds from which the Corporation receives a management fee. Safe deposit rental fees increased for both the three and nine month periods ended September 30, 1996 as compared to the same periods in the prior year, as a result of pricing increases.

In July 1996, the Corporation announced the sale of its residential mortgage loan servicing operations to LaSalle Home Mortgage Corporation. The transaction was completed in September and resulted in an immediate gain of $1.55 million on mortgage loans serviced for other investors. An additional deferred gain of $5.1 million on mortgages owned by Citizens will be recognized over the estimated life of the loans. Excluding this gain, other loan income declined for the three and nine months ended September 30, 1996 primarily due to fewer sales of mortgage loans into the secondary market.

When excluding the impact of the 1995 acquisition, variances for the following income categories were not significant: trust income, service charges on deposits and other miscellaneous income.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 1996 compared with the same period of 1995 are summarized in the table below.

------------------------------------------------------------------------------------------------------------------------
         NONINTEREST EXPENSE                        Three Months Ended       Nine Months Ended              Percent
                                                       September 30,           September 30,            Changes in 1996
                                                    ------------------       -----------------        ------------------
        (in thousands)                                                                                Three       Nine
                                                      1996       1995         1996        1995        Months      Months
------------------------------------------------------------------------------------------------------------------------
         Salaries and employee benefits           $17,258    $16,712      $51,217     $48,028          3.3%       6.6%
         Equipment                                  2,476      2,536        7,335       7,294         (2.4)       0.6
         Occupancy                                  2,402      2,282        7,136       6,590          5.3        8.3
         Intangible asset amortization              1,370      1,330        4,098       3,358          3.0       22.0
         FDIC insurance premiums                        1         68            8       2,981        (98.5)     (99.7)
         Bankcard fees                              1,020        785        2,683       2,122         29.9       26.4
         Stationery and supplies                      889        898        2,565       2,602         (1.0)      (1.4)
         Postage and delivery                         917        891        2,636       2,317          2.9       13.8
         Advertising and public relations             773        697        2,665       2,082         10.9       28.0
         Taxes, other than income taxes               699        605        2,000       1,844         15.5        8.5
         Other loan fees                              872        502        2,448       1,327         73.7       84.5
         Consulting and other professional fees       886        323        1,924       1,545        174.3       24.5
         Legal, audit and examination fees            346        389        1,075       1,261        (11.1)     (14.8)
                                                  -------    -------      -------     -------
                                                    2,281      2,569        7,077       7,784        (11.2)      (9.1)
                                                  -------    -------      -------     -------
              Total noninterest expense           $32,190    $30,587      $94,867     $91,135          5.2%       4.1%
                                                  =======    =======      =======     =======

------------------------------------------------------------------------------------------------------------------------


Noninterest expense reflects an increase of 5.2% and 4.1% for the three and nine months ended September 30, 1996, respectively, when compared with the same periods in 1995. Excluding the effect of the 1995 acquisition, noninterest expense in the first nine months of 1996 increased a modest 3.2 %.

SALARIES AND EMPLOYEE BENEFITS
Excluding the effects of the 1995 acquisition, salaries and employee benefits expense was $44,356,000 in the first nine months of 1996 as compared to $42,294,000 in 1995, an increase of 4.9%. For the three months ended September 30, 1996 salary and employee benefits increased 3.3% as compared to the same period in 1995. Cost savings attributable to staff reductions through attrition partially offset the effects of normal merit increases. Management anticipates that the ongoing consolidation of operational functions throughout the Corporation will continue to mitigate the need to replace staff lost through normal attrition.

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

OTHER NONINTEREST EXPENSE
Excluding the effect of the first quarter 1995 acquisition, other noninterest expenses increased 1.25%. The most significant decline was the reduction of FDIC (Federal Deposit Insurance Corporation) premiums. Effective June 1, 1995 FDIC assessments were reduced from 23 cents to 4 cents per $100 of deposits for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". Both of the Corporation's subsidiaries have sufficient capital to maintain a "well capitalized" designation, (the FDIC's highest rating). On December 11, 1995, the FDIC amended the assessment rate schedule to reduce assessments on deposits for "well capitalized" banks to zero effective for the first semiannual assessment period in 1996. Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

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

Both loan fees and advertising and public relations expense increased significantly for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Excluding the impact of the 1995 acquisition for the nine month period, loan fees increased $1,121,000 as compared to the prior year. The three month period also increased $370,000 as compared to the prior year. This increase is directly related to increased loan volumes resulting in additional mortgage appraisal and processing fees expense. The additional mortgage costs are more than offset by increases in mortgage application, origination and processing income collected as a result of the large volume increases. This related income is reflected in the Corporation's net interest income. Advertising and public relations expenses increased during the three and nine months ended September 30, 1996 as compared to the same period last year, due in part to a promotional campaign related to the June 1996 consolidation of the Corporation's six Michigan banks.

Legal, audit and examination fees decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily due to a reduction in loan collection related expenses. Stationery and supplies expense declines during the three and nine months of 1996 as compared to the same period in 1995 were the result of significant 1995 integration and conversion costs associated with the acquisition. The large increases in consulting and other professional services for the three and nine months of 1996 as compared to the same period in 1995 resulted from deposit and loan product standardization and from other ongoing Corporate automation initiatives.

When excluding the impact of the 1995 acquisition for the nine month period all other expense categories which include equipment, occupancy, intangible asset amortization, postage and other expense had insignificant changes for the three and nine months ended September 30, 1996 when compared to the same period in the prior year.

INCOME TAXES
Federal income tax expense increased $259,000 and $1,962,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods of 1995 resulting from higher pre-tax earnings and a lower level of tax-exempt interest income.


BALANCE SHEET
The Corporation had total assets of $3.468 billion as of September 30, 1996, an increase of $4.0 million or 0.1% from $3.464 billion as of December 31, 1995. Average earning assets comprised 92.1% of average total assets during the first nine months of 1996 compared with 91.5% in the first nine months of 1995.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 20.9% of average earning assets during the first nine months of 1996, compared with 23.8% for the same period of 1995. Average money market investment balances decreased to 2.2% of total average earning assets during the first nine months of 1996 from 4.2% during the corresponding period of 1995 as short term investments were shifted to longer term investments and utilized to fund loan growth.

LOANS
The Corporation extends credit primarily within the market areas of its Michigan and Illinois banking subsidiaries. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 11.3% (7.4% excluding the effect of the acquired banks) in the first nine months of 1996 compared with the same period of 1995. The increases occurred in all loan categories.

NEW ACCOUNTING STATEMENTS
Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires servicers to capitalize the rights to service originated mortgage loans sold with servicing
retained.   In September 1996, the Corporation sold its residential mortgage loan servicing operations to LaSalle Home Mortgage Corporation. As a result of the sale, the Statement has no material impact on the Corporation.

In March 1995 the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. It also requires entities to review assets being carried for potential impairment and to recognize the impairment loss if one exists. The Corporation adopted the Statement effective January 1, 1996 and the impact was not material.

In June 1996 the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Statement establishes accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation will adopt the Statement effective January 1, 1997 and does not expect the impact to be material.

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

At September 30, 1996, loans considered to be impaired under the Statements totalled $19.6 million (of which $10.9 million were on a nonaccrual basis). Included within this amount is $7.0 million of impaired loans for which the related allowance for loan losses is $0.4 million and $12.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1996 was approximately $21.9 million. For the quarter ended September 30, 1996, the Corporation recognized interest income of $0.4 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

At September 30, 1995, loans considered to be impaired under the Statements totalled $20.6 million (of which $13.4 million were on a nonaccrual basis). Included within this amount is $6.6 million of the impaired loans for which the related allowance for loan losses is $1.4 million and $14.0 million of impaired loans for which the fair value exceeded the
recorded investment in the loan.   The average recorded investment in
impaired loans during the quarter ended September 30, 1995 was approximately $19.7 million. For the quarter ended September 30, 1995, the Corporation recognized interest income of $ 0.4 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

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

The table below provides a summary of nonperforming assets as of September 30, 1996, December 31, 1995 and September 30, 1995. Total nonperforming assets amounted to $18.9 million as of September 30, 1996, compared with $21.1 million as of December 31, 1995 and $25.1 million as of September 30, 1995. Overall, nonperforming assets decreased from December 31, 1995 due to reduced levels of nonaccrual loans and other real estate, resulting in a decrease in nonperforming assets as a percentage of total loans plus OREO and total assets.


----------------------------------------------------------------------------------------------------------------
         NONPERFORMING ASSETS
                                                                   SEPTEMBER 30,    December 31,   September 30,
         (in thousands)                                                 1996           1995           1995
----------------------------------------------------------------------------------------------------------------
         NONPERFORMING LOANS
                     Nonaccrual:
                       Less than 30 days past due                     $ 6,163        $ 4,783        $  5,248
                       From 30 to 89 days past due                      1,457            784           1,574
                       90 or more days past due                         9,022         13,057          15,628
                                                                      -------        -------        --------
                          Total                                        16,642         18,624          22,450
                     90 days past due and still accruing                  637            432             109
                     Restructured                                         520            494             527
                                                                      -------        -------        --------
                          Total nonperforming loans                    17,799         19,550          23,086

         OTHER REAL ESTATE OWNED ("OREO")

                                                                        1,086          1,568           1,980
                                                                      -------        -------        --------

                          Total nonperforming assets
                                                                      $18,885        $21,118         $25,066
                                                                      =======        =======         =======


         Nonperforming assets as a percent of total loans plus OREO      0.73%          0.87%           1.03%
         Nonperforming assets as a percent of total assets               0.54           0.61            0.74
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

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions
change.   As of September 30, 1996 such credits amounted to $8.3 million or 0.3
% of total loans, compared with $10.8 million or 0.5% at December 31, 1995 and $14.1 million or 0.6% as of September 30, 1995. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 7.2% (4.0 % excluding the 1995 acquisition effect) in the first nine months of 1996 compared to the same period in 1995. The shift in customer preferences from savings deposits to time deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering customers a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $159.0 million during the first nine months of 1996 compared with $142.6 million during the same period of
1995.   Long-term debt accounted for $82.9 million or 3.1% of average interest-bearing funds for the nine months ended September 30, 1996, compared with $97.8 million or 4.0% for the same period in 1995. To finance the February 28, 1995 acquisition of the four banks, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The outstanding balance of $58.4 million at September 30, 1996 has a fixed rate of 7.65%. Of this amount, $51.4 million reprices in March 1997 and $7.0 million in March 1998. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of September 30, 1996.

CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and supervisory rating by its primary regulator. It is the Corporation's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk based capital levels were in excess of all regulatory standards.


----------------------------------------------------------------------------------------------
CAPITAL RATIOS              Regulatory
                           Minimum For
                              "Well         SEPTEMBER 30,     December 31,      September 30,
                           Capitalized"       1996              1995              1995
----------------------------------------------------------------------------------------------
 Risk based capital:
   Tier I                     6.0%             9.2%              8.8%              8.7%
   Total capital             10.0             10.5              10.0              10.0
 Tier I leverage              5.0              7.2               6.7               6.5
----------------------------------------------------------------------------------------------


COMMON AND PREFERRED STOCK
The Corporation maintains a stock repurchase program initiated in November 1987. During the third quarter of 1996, 49,000 shares were repurchased under this program. Since inception, a total of 1,181,470 shares have been purchased under this program at an average price of $15.26 per share. Most of these shares were reissued in connection with a purchase acquisition in October 1993 and the Corporation's stock option plan.

OTHER
Total shareholders' equity was $309.8 million or $21.51 per share as of September 30, 1996, compared with $297.2 million or $20.73 per share as of December 31, 1995 and $286.6 million or $20.08 per share as of September 30, 1995. The Corporation declared cash dividends of $0.75 per share during the first nine months of 1996, an increase of 11.9% over the $0.67 per share declared during the same period in 1995.

LIQUIDITY AND DEBT CAPACITY
The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: average loans to deposits; total liquid assets (including cash, U.S. Treasury securities and short-term investments) to total deposits; and total long-term debt to equity. These ratios are summarized in the table below.

------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                    SEPTEMBER 30,       December 31,         September 30,
                                      1996                 1995                 1995
------------------------------------------------------------------------------------------
Quarterly average:
 Loans to deposits                    90.4%                 86.5%               86.7%
 Liquid assets to deposits            11.9                  17.0                16.5
Total long-term debt to equity        27.6                  35.5                43.0
------------------------------------------------------------------------------------------


The Corporation's quarterly average loan to deposit ratio increased to 90.4% at September 30, 1996 from 86.5% at December 31, 1995 as loan growth exceeded
deposit growth.   The Corporation's quarterly average liquid asset to deposits ratio declined to 11.9% from 17.0% at December 31, 1995 due to loan growth and a shift from U.S. treasury investments into Federal agency investments. The 1995 acquisition was funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The long-term debt to equity ratio has declined to 27.6% at September 30, 1996 from 35.5% at December 31, 1995. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring the contractual and anticipated repricing of assets and liabilities as well as simulating net interest income under a variety of economic assumptions and balance sheet configurations. Generally, management seeks a structure that insulates net interest income and capital from large swings caused by changes in interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 1996 is illustrated in the following table. As presented, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by only $11.6 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. Management also utilizes simulation modeling to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet customer loan demand and deposit preferences.


---------------------------------------------------------------------------------------------------------------------
  INTEREST RATE SENSITIVITY
                                                                         TOTAL
  September 30, 1996               1-30      31-90    91-180   181-365   WITHIN      1-5       Over
  (in millions)                    Days      Days      Days     Days     1 YEAR     Years    5 Years    Total
---------------------------------------------------------------------------------------------------------------------
  RATE SENSITIVE ASSETS
    Loans and leases            $827.5  $  97.0    $ 145.0   $ 282.5   $1,352.0   $  905.3    $331.0    $2,588.3
    Investment securities          7.4     27.3       21.2      34.2       90.1      358.3     115.3       563.7
    Short-term investments        38.7      ---        ---       ---       38.7        ---       ---        38.7
        Total                   $873.6  $ 124.3    $ 166.2   $ 316.7   $1,480.8   $1,263.6    $446.3    $3,190.7
                                ======  =======    =======   =======   ========   ========    ======    ========

  RATE SENSITIVE LIABILITIES
    Deposits (2)               $156.8   $ 264.7    $ 307.7   $ 461.5   $1,190.7   $  985.4    $181.1    $2,357.2
    Short-term borrowings       178.3       ---        ---       ---      178.3        ---       ---       178.3
    Long-term debt               22.5       ---       51.5       0.1       74.1        6.9       4.4        85.4
                               ------    ------    -------   -------   --------   --------    ------    --------
      Total                    $357.6   $ 264.7    $ 359.2   $ 461.6   $1,443.1   $  992.3    $185.5    $2,620.9
                               ======   =======    =======   =======   ========   ========    ======    ========


  Period GAP (1)               $516.0   $(140.4)   $(193.0)  $(144.9)  $   37.7   $  271.3    $260.8    $  569.8
  Cumulative GAP                516.0     375.6      182.6      37.7                 309.0     569.8
  Cumulative GAP to
    Total Assets                14.88%    10.83%      5.26%     1.09%      1.09%      8.91%    16.43%      16.43%
  Multiple of Rate Sensitive
    Assets to Liabilities        2.44      0.47       0.46      0.69       1.03       1.27      2.41        1.22

---------------------------------------------------------------------------------------------------------------------



(1)     GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $347 million in the less than one year category, and $849 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

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



                          CITIZENS BANKING CORPORATION




Date November 6, 1996           By  /s/ John W. Ennest
    --------------------            ----------------------------------------
                                    John W. Ennest
                                    Vice Chairman of the Board,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    (Duly Authorized Signatory)

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   11                Statement Re:  Computation of Per Share Earnings
   27                Financial Data Schedule