Form 10-K405
period 1996-12-31
CITIZENS BANKING CORP
filed 1997-03-14
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]
For the transition period from                  to
                               ----------------    ----------------

Commission file Number   0-10535
                       -----------

                        CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            MICHIGAN                                             38-2378932
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      One Citizens Banking Center,
 328 S. Saginaw Street, Flint, Michigan                            48502
---------------------------------------                       --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (810) 766-7500
                                                    ----------------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - No Par Value
--------------------------------------------------------------------------------
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $428,304,762 as of February 27, 1997.

    The number of shares outstanding of the registrant's Common Stock (No par value) was 14,352,107 as of February 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Citizens Banking Corporation Proxy Statement for its annual meeting of shareholders to be held April 15, 1997 are incorporated by reference into Part III.

(Exhibit Index - Pages 13 through 15)

                          CITIZENS BANKING CORPORATION

                        1996 Annual Report on Form 10-K



                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
   Item 1.  Business    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
   Item 2.  Properties    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
   Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
   Item 4.  Submission of Matters To a Vote of Security Holders . . . . . . . . . . . . . . . . .       7

PART II
   Item 5.  Market for the Registrant's Common Equity and
                Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . .       8
   Item 6.  Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
   Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
   Item 8.  Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . .       8
   Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

PART III
   Item 10. Directors and Executive Officers of Registrant  . . . . . . . . . . . . . . . . . . .       9
   Item 11. Executive Compensation    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
   Item 12. Security Ownership of Certain Beneficial Owners and Management    . . . . . . . . . .       9
   Item 13. Certain Relationships and Related Transactions    . . . . . . . . . . . . . . . . . .       9

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    . . . . . . . . .      10

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

EXHIBIT INDEX     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                                    Part I

ITEM 1. BUSINESS.

General
   Citizens Banking Corporation ("Corporation") was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 1996, the Corporation directly or indirectly owned two banking subsidiaries and two nonbanking subsidiaries and had 1825 full-time equivalent employees. Additional information related to the subsidiaries at year-end 1996 is provided below.

=============================================================================================
                                                                  Total
                                    Principal     Number of      Assets            Date
         Subsidiary                  Office        Offices    (in millions)      Acquired
---------------------------------------------------------------------------------------------
   Citizens Bank(1)(2)               Flint, MI       90        $3,220.5         01/01/1982
   Citizens Bank - Illinois, N.A.    Berwyn, IL       3           255.3         05/01/1987
=============================================================================================

   (1) Consolidated totals of Citizens Bank include its wholly owned nonbank subsidiary, Citizens Commercial Leasing Corporation ("CCLC") based in Saginaw, MI.
   (2) Citizens Bank also owns Lakeshore Insurance Agency, Inc. a wholly owned nonbank subsidiary established as a "de novo" insurance agency.

         The Corporation's subsidiary banks are full service commercial banks offering a variety of financial services to corporate, commercial, correspondent and individual bank customers. These services include commercial, mortgage and consumer lending, demand and time deposits, trust services, investment services, safe deposit facilities, and other financial products and services. The bank subsidiaries are wholly owned by the Corporation and operate through 93 banking offices. The offices are located along the Interstate 75 corridor within the State of Michigan from northern and western suburban Detroit to the greater Grayling/Gaylord areas. Expansion through the acquisition of the four Michigan affiliates of Banc One Corporation purchased at the close of business on February 28, 1995 established a new market presence in the central and southwest Michigan areas. The transaction was accounted for as a purchase and the four banks ("acquired banks") were merged into Citizens Bank headquartered in Flint, Michigan effective immediately after the acquisition. Total assets acquired of $670 million included net loans of $532 million and investment securities and money market investments of $57 million. The three banking offices in Illinois are located in the suburban market of Chicago.
         In January 1997, the Corporation announced an agreement to acquire CB Financial Corporation headquartered in Jackson, Michigan. CB Financial Corporation has a combined asset base of $826 million and operates thirty-nine offices throughout Michigan. The Corporation will issue approximately 4.2 million shares of its common stock in a tax free exchange for all of the outstanding stock of CB Financial Corporation. The acquisition will be accounted for as a pooling of interests and is expected to be completed by the end of the second quarter of 1997. This transaction is subject to regulatory and shareholder approval.
         Citizens Commercial Leasing Corporation, a wholly owned nonbank subsidiary of Citizens Bank, engages in direct lease financing of office, medical and other equipment, and participates in high quality indirect lease participations.

         On December 29, 1994 the State of Michigan amended the State's Banking Code of 1969 to allow banks to engage in the insurance business and to own an insurance agency. Although the National Bank Holding Company Act prohibits the holding company from direct ownership of an insurance agency, banks within the holding company may now do so. In the first quarter of 1996, the Corporation's lead bank Citizens Bank established a "de novo" insurance agency, Lakeshore Insurance Agency, Inc.. Through this subsidiary, the Corporation sells life insurance and annuity products to clients subject to certain restrictions.

Competition
         The financial services industry is highly competitive. The banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. CCLC, a wholly owned subsidiary of Citizens Bank, competes directly with other leasing companies.
         Loans comprise 73.3% of the Corporation's average assets and are made in the normal course of business to individuals, partnerships, municipalities
and corporations.   Credit is extended to customers within the commercial,
commercial mortgage, real estate construction, real estate mortgage, consumer and lease financing categories. Consumer loans are primarily composed of automobile, personal, marine, home equity and bankcard loans and represent 35.0% of the 1996 average loan portfolio. Consumer loans originated follow strict Corporate credit screening procedures. Real estate mortgage loan extensions are primarily first liens on one to four family structures and unless insured by a private mortgage insurance company typically have traditional loan to appraisal ratios of 80%. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 of this document on pages 11 to 14 under the captions "Loans" and "Nonperforming Assets".
         Mergers between and the expansion of financial institutions both within and outside of our primary markets of Michigan and Illinois have provided significant competitive pressure in those markets. In addition, the passage of federal interstate banking legislation has expanded the banking market and heightened competitive forces.
         On June 1, 1996, the Corporation consolidated its six Michigan chartered banks into one bank called Citizens Bank. The consolidation further streamlined operations and reduced certain costs but retained local management and the respective boards of directors.
         Other factors such as employee relations and environmental laws also impact the Corporation's competitiveness. Presently, none of the Corporation's employees are covered by collective bargaining agreements and the Corporation maintains a favorable relationship with it's employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
         Citizens Banking Corporation is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the Corporation to obtain the prior approval of the Board of Governors of the Federal Reserve System for bank acquisitions, limits the acquisition of shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the nonbanking activities of the Corporation. As a bank holding company, the Corporation and its subsidiaries are able only to conduct the business of banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.
         The Corporation's subsidiary banks are subject to various regulatory authorities. Citizens Bank is chartered by the State of Michigan and is subject to supervision, regulation and examination by the Financial Institutions Bureau of the State of Michigan. Citizens Bank - Illiniois, N.A. is chartered under federal law and is subject to supervision, regulation and examination by the Comptroller of the Currency. Both banks are subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"), as their deposits are insured by the FDIC to the extent provided by the law. In addition, both banks are members of the Federal Reserve System. The Corporation's nonbank company is supervised and examined by the Federal Reserve System.
         Certain regulatory matters concerning capital adequacy guidelines for the Corporation and its banking subsidiaries, limitations on the payment of dividends to the Corporation by its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 of this document on pages 16 and 36 through 37 under the captions, "Liquidity and Debt Capacity" and "Note 16. Regulatory Matters", respectively.
         The 1994 passage of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act allows states the ability to enact legislation permitting interstate branching but have no choice in opting out of provisions related to interstate banking. The effect of the interstate banking provisions do not impact Michigan or neighboring states since these states have previously passed legislation allowing bank holding companies to own bank affiliates in multiple states. On November 29, 1995 the Michigan legislature passed Public Act 202 permitting interstate branching. This law allows a bank the ability to establish branches outside of the State of Michigan provided that state adopts similar legislation. However, since Citizens is headquartered in Michigan and currently has only one subsidiary outside of the state this does not significantly affect the Corporation. The Corporation may be impacted as states adjacent to Michigan pass similar legislation. The impact of this is not expected to significantly affect the Corporation's strategic plan, except to allow potentially greater consolidation benefits if the Corporation acquires banks outside of Michigan.
         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") adopted in August 1989 has significantly affected financial institutions. Key provisions of FIRREA provide for the acquisition of thrift institutions by bank holding companies (previously only failing thrifts were permitted to be acquired), increase deposit insurance assessments for insured banks, redefine applicable capital standards for banks and thrifts, broaden the enforcement power of federal bank regulatory agencies, and require that any FDIC-insured depository institution be held liable for any loss incurred by the FDIC in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, imposes on banks relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the major provisions contained in FDICIA includes recapitalization of the Bank Insurance Fund ("BIF"), a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operation.
         FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the
designated reserve ratio defined in FDICIA.   In response to the BIF attaining
the designated reserve ratio in 1995, FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". Both of the Corporation's subsidiaries have sufficient captial to maintain this designation (the FDIC's highest rating).
In 1997, banks maintaining the "well capitalized" designation will again have no FDIC insurance premium requirements except for a special assessment of 1.3 cents per 100 dollars of deposits. This special assessment resulted from the September 30, 1996 passage of Deposit Insurance Funds Act of 1996 by Congress and applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

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

ITEM 2. PROPERTIES.

         The Corporation's offices are located at One Citizens Banking Center, 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, its largest bank subsidiary. The Corporation's subsidiaries operate through 93 banking offices. Of these, 27 are leased, three are owned by the banks involved but on leased land, and the remaining are owned. Rent expense on the leased properties totaled $1,080,000 in 1996.
         The banking offices are located in various communities throughout the State of Michigan and in the Chicago suburbs of Berwyn, Cicero and Elk Grove, Illinois. At certain Citizens Bank locations a portion of the office building is leased to tenants.
         Additional information related to the property and equipment owned or leased by the Corporation and its subsidiaries is incorporated herein by reference from Exhibit 13 on page 28 under the caption "Note 6. Premises and Equipment" of this document.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S
        MATTERS.

         The information required by this item is incorporated herein by reference from Exhibit 13 on page 18 under the caption "Table 13. Selected Quarterly Information" of this document.
         The approximate number of shareholders of the Registrant's common stock is 6,700 as of December 31, 1996. This number includes an estimate for individual participants in the security positions of certain shareholders of record.
         Restrictions on the Registrant's ability to pay dividends is incorporated herein by reference from Exhibit 13 on pages 36 and 37 under the caption "Note 16. Regulatory Matters" of this document.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this item is incorporated herein by reference from Exhibit 13 on page 1 under the caption "Table 1. Selected Financial Data" of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from Exhibit 13 on pages 1 through 20 of this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements are incorporated herein by reference from
Exhibit 13 on pages 21 through 38 of this document.

         Supplementary data of the Corporation's quarterly results of operations required by this item are incorporated herein by reference from
Exhibit 13 on page 18 of this document under the caption "Table 13. Selected Quarterly Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears in the Corporation's proxy statement for its annual meeting of shareholders to be held April 15, 1997 ("1996 Proxy Statement"), and is incorporated herein by reference as follows:

         Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 4 through 7 and on pages 13 through 15, respectively, of the 1996 Proxy Statement.

         Regulation S-K Item 405 disclosure: Appears under the caption "Securities Transactions Reporting" on page 26 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item appears under the caption "Compensation of Directors," on pages 9 and 10 and under the captions "Executive Compensation", "Compensation and Benefits Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 16 through 26 of the Corporation's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 3 and 4, respectively, of the Corporation's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on page 26 of the Corporation's 1996 Proxy Statement, and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:
         The following consolidated financial statements of the Corporation and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
             Consolidated Balance Sheets
             Consolidated Statements of Income
             Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Report of Ernst & Young LLP, Independent Auditors

    2. Financial Statement Schedules:
         All schedules are omitted -- see Item 14(d) below.

    3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 13 through 15 of this report are filed herewith and are incorporated herein by reference.

(b) Reports on Form 8-K
         No reports of Form 8-K were filed for the quarter ended December 31, 1996.

(c) Exhibits:
         The "Exhibit Index" is filed herewith on pages 13 through 15 of this report and is incorporated herein by reference.

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


CITIZENS BANKING CORPORATION
(Registrant)


by /s/Robert J. Vitito                                     Date:  March 10, 1997
-----------------------------
Robert J. Vitito
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                  Capacity                              Date
------------------------------             -------------------------------------          --------------
/s/Charles R. Weeks                        Chairman of the Board and                       March 10, 1997
------------------------------             Director
Charles R. Weeks


/s/Robert J. Vitito                        President, Chief Executive                      March 10, 1997
------------------------------             Officer and Director
Robert J. Vitito

/s/John W. Ennest                          Vice Chairman of the Board,                     March 10, 1997
------------------------------             Chief Financial Officer,
John W. Ennest                             Treasurer and Director


/s/Edward P. Abbott                        Director                                        March 10, 1997
------------------------------
Edward P. Abbott

/s/Hugo E. Braun, Jr.                      Director                                        March 10, 1997
------------------------------
Hugo E. Braun, Jr.

/s/Jonathan E. Burroughs II                Director                                        March 10, 1997
------------------------------
Jonathan E. Burroughs II

               Signature                                  Capacity                             Date
------------------------------             -------------------------------------          --------------
/s/Joseph P. Day                           Director                                       March 10, 1997
------------------------------
Joseph P. Day


/s/Lawrence O. Erickson                    Director                                       March 10, 1997
------------------------------
Lawrence O. Erickson


/s/Victor E. George                        Director                                       March 10, 1997
------------------------------
Victor E. George

/s/William J. Hank                         Director                                       March 10, 1997
------------------------------
William J. Hank


/s/George H. Kossaras                      Director                                       March 10, 1997
------------------------------
George H. Kossaras

/s/Patricia L. Learman                     Director                                       March 10, 1997
------------------------------
Patricia L. Learman

/s/William F. Nelson, Jr.                  Director                                       March 10, 1997
------------------------------
William F. Nelson, Jr.

/s/Paul A. Rowley                          Director                                       March 10, 1997
------------------------------
Paul A. Rowley

/s/William C. Shedd                        Director                                       March 10, 1997
------------------------------
William C. Shedd

/s/James E. Truesdell, Jr.                 Director                                       March 10, 1997
------------------------------
James E. Truesdell, Jr.

/s/Kendall B. Williams                     Director                                       March 10, 1997
------------------------------
Kendall B. Williams

                          CITIZENS BANKING CORPORATION
                        1996 Annual Report on Form 10-K

                                 EXHIBIT INDEX
                  (FILED AS PART OF THIS REPORT ON FORM 10-K)

 Exhibit                                                                                                  Form 10-K
   No.                                          Exhibit                                                    Page No.
---------  --------------------------------------------------------------------------------------------  ----------
   3(a)     Restated Articles of Incorporation, as amended.  (incorporated by reference from Exhibit
               3(a) of the Corporation's 1995 Annual Report on Form 10K, file number 0-10535).
                                                                                                              N/A

   3(b)     Amended and Restated Bylaws. (incorporated by reference from Exhibit 3(d) of the
               Corporation's 1994 Annual Report on Form 10-K, file number 0-10535).                           N/A

     4      Rights Agreement, dated July 20, 1990, between the Corporation and Citizens Bank, as Rights
               Agent (incorporated by reference from Exhibit 4(a) of the Corporation's Report on Form
               8-K filed July 26, 1990, file number 0-10535).                                                 N/A

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

   10(c)    Citizens Banking Corporation Second Amended Stock Option Plan. (incorporated by reference from Exhibit 4 of the Corporation's registration statement on Form S-8 filed May 5,
               1992--Registration No. 33-47686).                                                              N/A

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

 Exhibit                                                                                                  Form 10-K
   No.                                          Exhibit                                                    Page No.
---------  --------------------------------------------------------------------------------------------  ----------
   10(g)    Citizens Banking Corporation Management Incentive Compensation Program (incorporated by reference from page 22 of the Corporation's Proxy Statement for its 1996 Annual Meeting
               of Shareholders under the caption "Management Incentive Plan", file number 0-10535).
                                                                                                              N/A
   10(h)    Citizens Banking Corporation Amended and Restated Director's Deferred Compensation Plan.
               (incorporated by reference from Exhibit 10(h) of the Corporation's 1994 Annual Report on
               Form 10-K, file number 0-10535).                                                               N/A

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

   10(k)    Citizens Bank Supplemental Retirement Benefits Plan for David A. Thomas Jr. (incorporated by reference from Exhibit 10(f) of the Corporation's 1990 Annual Report on Form 10-K, file
               number 0-10535).                                                                               N/A

   10(l)    Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from
               Exhibit 99 of the Corporation's registration statement on Form S-8 filed July 21, 1995--
               Registration No. 33-61197).                                                                    N/A

   10(m)    Agreement between Charles R. Weeks and Citizens Banking Corporation to continue as Chairman
               of the Board of Directors.                                                                     (1)

   10(n)    Citizens Banking Corporation Amended and Restated Section 401(k) Plan (incorporated by reference from Exhibit 99.1 of the Corporation's registration statement on Form S-8 filed
               August 2, 1996 -- Registration No. 333-09455).                                                 N/A

   10(o)    Citizens Banking Corporation Supplemental Retirement Benefits Plan for Gary O. Clark.             (1)

   10(p)    Citizens Banking Corporation Supplemental Retirement Benefits Plan for John W. Ennest.            (1)

   10(q)    Citizens Banking Corporation Supplemental Retirement Benefits Plan for Robert J. Vitito.          (1)

 Exhibit                                                                                                  Form 10-K
   No.                                          Exhibit                                                    Page No.
---------  --------------------------------------------------------------------------------------------  ----------
   11      Computation of Per Share Earnings                                                                 (1)

   13      Citizens Banking Corporation 1996 Annual Report (except as to portions expressly
              incorporated herein, said Annual Report is included only for information).                     (1)

   21      Subsidiaries of the Corporation                                                                   (1)

   23      Consents of Independent Accountants                                                               (1)

   27      Financial Data Schedule                                                                           (1)

N/A - not applicable, exhibit incorporated by reference.

(1) Exhibit included on the following pages of this Annual Report on Form 10K filing.

All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.