Form 10-Q
period 1997-03-31
CITIZENS BANKING CORP
filed 1997-05-09
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 1997
                           --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               -------------------------    ----------------

Commission file Number   0-10535
                       ------------

                          CITIZENS BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                                   38-2378932
------------------------------------------------------              --------------------------
    (State or other jurisdiction of                                      (I.R.S. Employer
    incorporation or organization)                                       Identification No.)

  One Citizens Banking Center, Flint, Michigan                                 48502
------------------------------------------------------              --------------------------
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

                 X  Yes      No
                ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at April 24, 1997
   -----------------------------                -----------------------------
      Common Stock, No Par Value                     14,377,411 Shares



                        (This report contains 21 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements.............................................   3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................   8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................................  19

     Item 2 - Changes in Securities.........................................................  19

     Item 3 - Defaults Upon Senior Securities...............................................  19

     Item 4 - Submission of Matters to a Vote of Security Holders...........................  19

     Item 5 - Other Information.............................................................  19

     Item 6 - Exhibits and Reports on Form 8-K..............................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                      MARCH 31,   December 31,
(in thousands)                                                                          1997         1996
--------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                          $  132,874    $  137,867
   Money market investments:
      Interest-bearing deposits with banks                                                 115            84
      Federal funds sold                                                                10,000           ---
      Term federal funds and other                                                       1,960        12,043
                                                                                    ----------    ----------
            Total money market investments                                              12,075        12,127
   Securities available-for-sale:
      U.S. Treasury and federal agency securities                                      397,838       374,617
      State and municipal securities                                                   186,625       191,373
      Other securities                                                                  14,513        14,181
                                                                                    ----------    ----------
             Total investment securities                                               598,976       580,171
   Loans:
      Commercial                                                                       973,361       975,628
      Real estate construction                                                          33,800        37,803
      Real estate mortgage                                                             545,516       541,809
      Consumer                                                                       1,046,943     1,018,318
      Lease financing                                                                   44,050        47,173
                                                                                    ----------    ----------
             Total loans                                                             2,643,670     2,620,731
      Less: Allowance for loan losses                                                  (36,975)      (35,997)
                                                                                    ----------    ----------
             Net loans                                                               2,606,695     2,584,734
   Premises and equipment                                                               60,202        61,331
   Intangible assets                                                                    63,546        64,916
   Other assets                                                                         45,424        42,704
                                                                                    ----------    ----------
             TOTAL ASSETS                                                           $3,519,792    $3,483,850
                                                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                                                           $  450,782    $  471,780
      Interest-bearing                                                               2,471,897     2,393,027
                                                                                    ----------    ----------
             Total deposits                                                          2,922,679     2,864,807
   Federal funds purchased and securities sold
      under agreements to repurchase                                                   131,420       146,903
   Other short-term borrowings                                                          32,532        29,515
   Other liabilities                                                                    43,417        43,250
   Long-term debt                                                                       71,662        84,133
                                                                                    ----------    ----------
             Total liabilities                                                       3,201,710     3,168,608
   SHAREHOLDERS' EQUITY
   Preferred stock - No par value                                                          ---           ---
   Common stock - No par value                                                          89,380        89,231
   Retained earnings                                                                   230,593       225,112
   Net unrealized gain (loss) on securities available-for-sale, net of tax              (1,891)          899
                                                                                    ----------    ----------
             Total shareholders' equity                                                318,082       315,242
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $3,519,792    $3,483,850
                                                                                    ==========    ==========
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
(in thousands, except per share data)                                 1997         1996
-------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                   $    56,312     $    53,136
   Interest and dividends on investment securities:
     Taxable                                                          6,401           5,788
     Nontaxable                                                       2,170           2,260
   Money market investments                                             201           1,785
                                                                -----------     -----------
      Total interest income                                          65,084          62,969
INTEREST EXPENSE
   Deposits                                                          24,243          24,145
   Short-term borrowings                                              1,966           1,722
   Long-term debt                                                     1,428           1,857
                                                                -----------     -----------
      Total interest expense                                         27,637          27,724
NET INTEREST INCOME                                                  37,447          35,245
Provision for loan losses                                             2,145           1,771
                                                                -----------     -----------
      Net interest income after provision for loan losses            35,302          33,474
NONINTEREST INCOME
   Trust fees                                                         3,446           3,154
   Service charges on deposit accounts                                2,448           2,435
   Bankcard fees                                                      1,465           1,344
   Other loan income                                                    214             532
   Investment securities gains (losses)                                 (14)             52
   Other                                                              2,137           2,023
                                                                -----------     -----------
       Total noninterest income                                       9,696           9,540
NONINTEREST EXPENSE
   Salaries and employee benefits                                    17,079          16,758
   Equipment                                                          2,593           2,424
   Occupancy                                                          2,391           2,352
   Intangible assets amortization                                     1,370           1,357
   Bankcard fees                                                        902             772
   Stationery and supplies                                              946             778
   Postage and delivery                                                 918             824
   Advertising and public relations                                     994             944
   Other                                                              4,869           4,615
                                                                -----------     -----------
       Total noninterest expense                                     32,062          30,824
INCOME BEFORE INCOME TAXES                                           12,936          12,190
Income taxes                                                          3,728           3,449
                                                                -----------     -----------
NET INCOME                                                      $     9,208     $     8,741
                                                                ===========     ===========


PRIMARY AND FULLY DILUTED INCOME PER SHARE                      $      0.63     $      0.60
                                                                ===========     ===========
AVERAGE SHARES OUTSTANDING:
   Primary                                                       14,634,949      14,675,356
   Fully Diluted                                                 14,652,835      14,677,184

-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                               1997                        1996
                                                             -------         -------------------------------------
                                                              FIRST          Fourth        Third          Second
(in thousands)                                               QUARTER         Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of quarter                              $  89,231     $  91,394      $   92,677    $   92,202
   Exercise of stock options, net of shares
   purchased                                                      149           188             138           475
   Shares acquired for retirement                                 ---        (2,351)         (1,421)          ---
                                                            ---------     ---------      ----------    ----------
 Balance, end of quarter                                       89,380        89,231          91,394        92,677
                                                            ---------     ---------      ----------    ----------
RETAINED EARNINGS
 Balance, beginning of quarter                                225,112       219,027         213,182       207,667
   Net income                                                   9,208         9,817           9,603         9,260
   Cash dividends                                              (3,727)       (3,732)         (3,758)       (3,745)
                                                            ---------     ---------      ----------    ----------
 Balance, end of quarter                                      230,593       225,112         219,027       213,182
                                                            ---------     ---------      ----------    ----------
UNREALIZED GAIN (LOSS) ON
SECURITIES AVAILABLE-FOR-SALE
 Balance, beginning of quarter                                    899          (634)         (2,327)          278
   Net unrealized gain (loss), net of tax                      (2,790)        1,533           1,693        (2,605)
                                                            ---------     ---------      ----------    ----------
 Balance, end of quarter                                       (1,891)          899            (634)       (2,327)
                                                            ---------     ---------      ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                  $ 318,082     $ 315,242      $  309,787    $  303,532
                                                            =========     =========      ==========    ==========
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows  (Unaudited)
Citizens Banking Corporation and Subsidiaries
                                                                                       Three Months Ended
                                                                                            March 31,
(in thousands)                                                                        1997            1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                      $    9,208      $    8,741
 Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                         2,145           1,771
    Depreciation                                                                      1,785           1,805
    Amortization of intangibles                                                       1,370           1,357
    Net amortization on investment securities                                           190             599
    Investment securities losses (gains)                                                 14             (52)
    Other                                                                            (1,050)         (2,978)
                                                                                 ----------      ----------
       Net cash provided by operating activities                                     13,662          11,243
                                                                                 ----------      ----------
INVESTING ACTIVITIES:
  Net decrease in money market investments                                               52          92,140
  Securities available-for-sale:
    Proceeds from sales                                                               4,986             ---
    Proceeds from maturities                                                         21,875          85,297
    Purchases                                                                       (50,163)       (183,492)
Net increase in loans and leases                                                    (24,106)        (60,620)
Purchases of premises and equipment                                                    (656)           (953)
                                                                                 ----------      ----------
       Net cash used by investing activities                                        (48,012)        (67,628)
                                                                                 ----------      ----------
FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                       (15,862)        (17,277)
  Net increase in time deposits                                                      73,734          69,054
  Net increase (decrease) in short-term borrowings                                  (12,466)         11,507
  Principal reductions in long-term debt                                            (12,471)        (19,979)
  Cash dividends paid                                                                (3,727)         (3,293)
  Proceeds from stock options exercised                                                 149             722
                                                                                 ----------      ----------
       Net cash provided by financing activities                                     29,357          40,734
                                                                                 ----------      ----------
Net decrease in cash and due from banks                                              (4,993)        (15,651)
Cash and due from banks at beginning of period                                      137,867         172,754
                                                                                 ----------      ----------
Cash and due from banks at end of period                                         $  132,874      $  157,103
                                                                                 ==========      ==========
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


NOTE 2. RECLASSIFICATIONS
 Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three-month period ended March 31, 1997. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1996 Annual Report on Form 10-K.

---------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                                                         Three Months Ended
                                                                               March 31,
(in thousands, except per share data)                                   1997             1996
---------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                                                    $65,084           $62,969
  Net interest income                                                 37,447            35,245
  Provision for loan losses                                            2,145             1,771
  Investment securities gains (losses)                                   (14)               52
  Other noninterest income                                             9,710             9,488
  Noninterest expense                                                 32,062            30,824
  Income taxes                                                         3,728             3,449
  Net income                                                           9,208             8,741

  Cash dividends                                                       3,727             3,293

PER SHARE DATA
  Primary and fully diluted net income                                 $0.63             $0.60
  Cash dividends                                                        0.26              0.23
  Book value (end of period)                                           22.15             20.85
  Market value (end of period close)                                   33.00             30.50

FINANCIAL RATIOS (ANNUALIZED)
  Return on average:
     Shareholders' equity                                              11.82%            11.78%
     Earning assets                                                     1.15              1.11
     Assets                                                             1.07              1.02
  Net interest margin (Full taxable equivalent)                         4.82              4.65
  Net loan charge-offs to average loans                                 0.18              0.28
  Average equity to average total assets                                9.07              8.66
  Nonperforming assets to loans plus other real estate
   (end of period)                                                      0.81              0.82
  Nonperforming assets to total assets (end of period)                  0.61              0.58
BALANCE SHEET TOTALS                                    Percent
  At Period End (March 31)                              Change
                                                        -------
     Assets                                              0.3%     $3,519,792        $3,508,223
     Loans                                               6.3       2,643,670         2,487,431
     Deposits                                            0.2       2,922,679         2,916,478
     Shareholders' equity                                6.0         318,082           300,147
  Average balances
     Assets                                              1.1       3,486,045         3,446,859
     Loans                                               7.7       2,636,256         2,447,763
     Deposits                                            0.9       2,874,128         2,848,356
     Shareholders' equity                                5.9         316,086           298,477
---------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of March 31, 1997 and 1996 and for the three month periods then ended are presented in the table on page 8. As shown, earnings increased in 1997 resulting from higher net interest and noninterest income. This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the first three months of 1997 and 1996 are summarized on page 10. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.


----------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                                 1997 Compared With 1996
                                                                          -----------------------------------
                                                                                        Increase (Decrease)
Three Months Ended March 31                                                  Net         Due to Change in
                                                                                       ----------------------
(in thousands)                                                            Change(1)      Rate(2)       Volume
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks                                          $    (78)       $    (1)     $    (77)
    Federal funds sold                                                    (683)             6          (689)
    Term federal funds sold                                               (823)            (9)         (814)
  Investment securities:
    Taxable                                                                613            351           262
    Tax-exempt                                                             (90)            39          (129)
  Loans                                                                  3,176           (685)        3,861
                                                                      --------        -------      --------
   Total                                                                 2,115           (299)        2,414
                                                                      --------        -------      --------
INTEREST EXPENSE:
  Deposits:
    Demand                                                                (236)          (190)          (46)
    Savings                                                                (50)           (77)           27
    Time                                                                   384           (336)          720
Short-term borrowings                                                      244            (34)          278
Long-term debt                                                            (429)           (67)         (362)
                                                                      --------        -------      --------
   Total                                                                   (87)          (704)          617
                                                                      --------        -------      --------
NET INTEREST INCOME                                                   $  2,202        $   405      $  1,797
                                                                      ========        =======      ========
----------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.


Favorable rate and volume related variances in net interest income resulted in an increase in net interest income of $2,202,000 for the three months ended
March 31, 1997 as compared with the same period in 1996.   Yields on earning
assets increased from 8.18% to 8.28% for the three months ended March 31, 1997 as compared with the same period of 1996. This resulted from higher yields on
investment securities, consumer loans and lease financing.   Additional income
due to loan growth was partially offset by reduced short term investment securities income. This resulted in $2,414,000 in volume related increases for interest income when comparing the first three months of 1997 to the same period in 1996.

The cost of interest bearing liabilities decreased from 4.22% to 4.17% for the three months ended March 31, 1997 as compared with the same period in 1996.
The rate decline was the result of lower rates on demand and time deposits and
short and long term debt borrowings.   Overall, rate decreases on interest
bearing liabilities more than offset volume related increases. This combined with favorable rate variances on earning assets caused the interest spread on earning assets (the difference between the average yield on earning assets and the average rate on interest-bearing liabilities) to increase from 3.96% in 1996 to 4.11% in 1997. As a result, the net interest margin increased from 4.65% during the first three months of 1996 to 4.82% during the same period in 1997.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 1997, corresponding changes in funding costs would be considered to avoid any potential negative impact on net interest income.
The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                   1997                                   1996
                                                      --------------------------------      ---------------------------------
Three Months Ended March 31                           AVERAGE                 AVERAGE       Average                   Average
(in thousands)                                        BALANCE  INTEREST(1)     RATE(2)      Balance   Interest(1)     Rate(2)
------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
   Money market investments:
     Interest earning deposits with banks         $      195     $     2        4.26%     $    5,583    $    80          5.79%
     Federal funds sold                                8,316         117        5.68          59,396        800          5.42
     Term federal funds sold                           6,767          82        4.93          66,457        905          5.49
   Investment securities(3):
     Taxable                                         423,554       6,401        6.07         409,556      5,788          5.67
     Tax-exempt                                      164,160       2,170        8.16         174,447      2,260          8.01
   Loans:
     Commercial                                    1,002,289      21,256        8.67         944,003     20,643          8.89
     Real estate                                     551,287      11,018        7.99         475,067      9,981          8.40
     Consumer                                      1,037,609      23,247        9.08         970,830     21,523          8.91
     Lease financing                                  45,071         791        7.02          57,862        989          6.84
                                                  ----------     -------      ------      ----------    -------         -----
       Total earning assets(3)                     3,239,248      65,084        8.28       3,163,201     62,969          8.18
                                                                 -------                                -------
NONEARNING ASSETS
   Cash and due from banks                           116,774                                 141,918
   Bank premises and equipment                        60,929                                  62,761
   Other nonearning assets                           105,645                                 113,912
   Allowance for loan losses                         (36,551)                                (34,933)
                                                  ----------                              ----------
     Total assets                                 $3,486,045                              $3,446,859
                                                  ==========                              ==========
INTEREST-BEARING LIABILITIES
   Deposits:
      Demand deposits                             $  307,298       1,135        1.50      $  315,144      1,371          1.75
      Savings deposits                               889,857       6,075        2.77         906,589      6,125          2.72
      Time deposits                                1,239,038      17,033        5.58       1,176,934     16,649          5.69
      Short-term borrowings                          171,106       1,966        4.66         147,209      1,722          4.71
      Long-term debt                                  80,397       1,428        7.18          99,306      1,857          7.52
                                                  ----------     -------      ------      ----------    -------         -----
        Total interest-bearing liabilities         2,687,696      27,637        4.17       2,645,182     27,724          4.22
                                                                 -------                                -------
NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
   Demand deposits                                   437,935                                 449,689
   Other liabilities                                  44,328                                  53,511
   Shareholders' equity                              316,086                                 298,477
    Total liabilities and shareholders' equity    $3,486,045                              $3,446,859
                                                  ==========                              ==========
NET INTEREST INCOME                                              $37,447                                $35,245
                                                                 =======                                =======
NET INTEREST INCOME AS A PERCENT OF EARNING
ASSETS                                                                          4.82%                                    4.65%
------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,422 and $1,488 for the three months ended March 31, 1997 and 1996, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three months ended March 31, 1997 and 1996 is provided below. The provision for loan losses increased $374,000 during the first quarter of 1997 compared with the same period of 1996. The allowance for loan losses increased $2.1 million to $37.0 million at March 31,
1997 compared with March 31, 1996.   The ratio of loans charged off to average
loans outstanding decreased from 0.28% to 0.18%. First quarter 1997 gross charge-offs decreased $534,000 as compared to the same period in 1996 primarily due to reduced commercial loan charge-offs.

---------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                         Three Months Ended
                                                                                             March 31,
(In thousands)                                                                           1997           1996
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                     $   35,997          $   34,771
  Charge-offs                                                                            1,814               2,452
  Recoveries                                                                               646                 750
                                                                                    ----------          ----------
Net charge-offs                                                                          1,168               1,702
Provision for loan losses                                                                2,145               1,771
                                                                                    ----------          ----------
Allowance for loan losses - end of period                                           $   36,974          $   34,840
                                                                                    ==========          ==========

Loans outstanding at period end                                                     $2,643,670          $2,487,431
Average loans outstanding during period                                              2,636,256           2,447,763


Allowance for loan losses as a percentage of loans outstanding at period end              1.40%               1.40%
Ratio of net charge-offs during period to average loans outstanding (annualized)          0.18                0.28
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                7.9x                5.1x
---------------------------------------------------------------------------------------------------------------------

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 1997 and 1996 follows:

--------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                  Three Months Ended       Changes in 1997
                                                      March 31,         --------------------
(in thousands)                                    1997          1996    Amount       Percent
--------------------------------------------------------------------------------------------
    Trust fees                                   $3,446        $3,154    $ 292         9.3%
    Service charges on deposit accounts           2,448         2,435       13         0.5
    Bankcard fees                                 1,465         1,344      121         9.0
    Brokerage and investment fees                   447           398       49        12.3
    Other loan income                               214           532     (318)      (59.8)
    ATM network user fees                           475           462       13         2.8
    Cash management services                        394           279      115        41.2
    Safe deposit rentals                            310           273       37        13.6
    Investment securities gains (losses)            (14)           52      (66)     (126.9)
    Other, net                                      511           611     (100)      (16.4)
                                                 ------        ------    -----      ------
       Total noninterest income                  $9,696        $9,540    $ 156         1.6
                                                 ======        ======    =====      ======
--------------------------------------------------------------------------------------------

Noninterest income increased 1.6% in the first quarter of 1997 as compared with the same quarter in the prior year primarily due to enhanced trust fees, bankcard fees, brokerage and investment income and cash management services fees partially offset by declines in other loan income.

Increased fees in the investment advisory, estate and employee benefit areas resulted in trust revenue increasing 9.3% for the first three months of 1997
as compared to the same period in the prior year.   The increased bankcard
fees resulted from additional merchant activity volumes. Brokerage and investment fees increased $49,000 or 12.3% as compared to the first quarter of
1996, the result of increased market penetration.   Other loan income declined
$318,000 from the prior year due to the Corporation's sale of its mortgage servicing operations in the third quarter of 1996 as well as fewer sales of mortgage loans into the secondary market. Cash management services fees increased $115,000, or 41.2% as compared to the previous year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds from which the Corporation receives a management fee.

The 1996 and 1997 first quarter gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment. Other miscellaneous income decreased $100,000 or 16.4% as compared to the previous year due to a declines in several fee categories none of which were material.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the first quarter of 1997 compared with the same period of 1996 are summarized in the table below.

---------------------------------------------------------------------------------------
NONINTEREST EXPENSE
                                                Three Months Ended    Changes in 1997
                                                    March 31,       -------------------
(in thousands)                                   1997       1996   Amount      Percent
---------------------------------------------------------------------------------------
    Salaries and employee benefits            $17,079    $16,758    $  321       1.9%
    Equipment                                   2,593      2,424       169       7.0
    Occupancy                                   2,391      2,352        39       1.7
    Intangible asset amortization               1,370      1,357        13       1.0
    Bankcard fees                                 902        772       130      16.8
    Stationery and supplies                       946        778       168      21.6
    Postage and delivery                          918        824        94      11.4
    Taxes other than income taxes                 660        654         6       0.9
    Advertising and public relations              994        944        50       5.3
    Consulting and other professional fees        647        454       193      42.5
    Legal, audit and examination fees             400        390        10       2.6
    Other loan fees                               750        719        31       4.3
    Other                                       2,412      2,398        14       0.6
                                              -------    -------    ------
Total noninterest expense                     $32,062    $30,824    $1,238       4.0
                                              =======    =======    ======
---------------------------------------------------------------------------------------

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense was $17,079,000 in the first quarter of
1997 as compared to $16,758,000 in 1996, an increase of 1.9%.    Salary
expense increased only 0.5% as compared to the same period in the prior year due in part to cost savings attributable to staff reductions through attrition partially offset by the effects of normal merit increases. These staff reductions were associated with the consolidation of the Corporation's six Michigan bank charters into one called Citizens Bank and the sale of the Corporation's mortgage servicing operations. These changes both occurred in 1996. Benefit expenses increased 8.5% resulting from higher costs for pension, hospitalization and workers compensation.

OTHER NONINTEREST EXPENSE
Other noninterest expenses increased 6.5%. The most significant increases were attributable to bankcard fees, stationery and supplies, postage and delivery and consulting and other professional expenses.

Increases in bankcard fee expense resulted from higher fees charged by the Corporation's outside processor for services provided. One time conversion costs paid in 1997 relating to the consolidation of the Corporation's Michigan charters in 1996 resulted in the majority of the increase in supplies and stationery costs. Postage and delivery costs increased in the first quarter of 1997 as compared to the same period in the prior year due to essentially all courier service between branches now being provided by an outside company. Consulting and other professional services increased significantly from the prior year due to various ongoing corporate automation projects.

INCOME TAXES
Federal income tax expense increased to $3,728,000 for the first quarter of 1997 from $3,449,000 during the same period of 1996, an increase of $279,000 resulting from higher pre-tax earnings and a slightly lower level of tax-exempt interest income.


BALANCE SHEET
The Corporation had total assets of $3.520 billion as of March 31, 1997, an increase of $36 million or 1.0% from $3.484 billion as of December 31, 1996. Average earning assets comprised 92.9% of average total assets during the first quarter of 1997 compared with 91.9% in the first quarter of 1996. This increase is the result of enhanced cash management techniques implemented during 1996 and early 1997 which lowered the Corporation's cash and correspondent bank balances.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.6% of average earning assets during the first quarter of 1997, compared with 22.7% for the same period of 1996. Average money market investment balances decreased to 0.5% of total average earning assets during the first quarter of 1997 from 4.1% during the corresponding period of 1996. The large decline resulted from loan growth surpassing deposit growth during the past year.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries; one located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 7.7% in the first quarter of 1997 as compared to the same period in 1996. This growth occurred in all categories except lease financing.

NONPERFORMING ASSETS
Financial Accounting Standards Board Statement ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" requires creditors to establish a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. For all impaired loans, other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis.

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

At March 31, 1997, loans considered to be impaired under the Statements totalled $14.9 million (of which $10.9 million were on a nonaccrual basis). Included within this amount was $7.9 million of impaired loans for which the related allowance for loan losses was $0.3 million and $7.0 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1997 was approximately $16.3 million. For the quarter ended March 31, 1997, the Corporation recognized interest income of $386,000 which included $233,000 of interest income recognized using the cash basis method of income recognition.

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

The table below provides a summary of nonperforming assets as of March 31, 1997, December 31, 1996 and March 31, 1996. Total nonperforming assets amounted to $21.3 million as of March 31, 1997, compared with $20.4 million as
of December 31, 1996 and $20.3 million as of March 31, 1996.   Nonperforming
assets as a percent of total assets are comparable for all three periods presented.

--------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                    MARCH 31,       December 31,     March 31,
(in thousands)                                                        1997             1996            1996
--------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
  Nonaccrual
    Less than 30 days past due                                    $  5,177           $ 5,531         $ 4,879
    From 30 to 89 days past due                                        973             1,278             827
    90 or more days past due                                        13,779            10,979          12,085
                                                                  --------           -------         -------
      Total                                                         19,929            17,788          17,791
  90 days past due and still accruing                                  299             1,362             517
  Restructured                                                         425               502             502
                                                                  --------           -------         -------
      Total nonperforming loans                                     20,653            19,652          18,810

OTHER REAL ESTATE OWNED ("OREO")                                       691               749           1,532
                                                                  --------           -------         -------
Total nonperforming assets                                        $ 21,344           $20,401         $20,342
                                                                  ========           =======         =======

Nonperforming assets as a percent of total loans plus OREO            0.81%             0.78%           0.82%
Nonperforming assets as a percent of total assets                     0.61              0.59            0.58
--------------------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic
conditions change.   As of March 31, 1997 such credits amounted to $12.8
million or 0.5 % of total loans, compared with $12.3 million or 0.5 % at December 31, 1996 and $11.6 million or 0.5% as of March 31, 1996. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 0.9% in the first quarter of 1997 as compared to the same period in 1996. The shift in customer preferences from demand and savings deposits to time deposit alternatives reflects changing customer liquidity preferences and the desire for higher interest rates. Management seeks to maintain core deposit stability by offering clients a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $171.1 million during the first quarter of 1997 compared with $147.2 million during the same period of 1996. This increase is due to higher purchases of federal funds and overnight repurchase agreements with clients. Long-term debt accounted for $80.4 million or 3.0% of average interest-bearing funds for the first quarter ended 1997, decreasing from $99.3 million or 3.8% for the same period in 1996. To finance the February 28, 1995 acquisition, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The Corporation has made principal payments reducing the outstanding balance to
$46 million at March 31, 1997.   Of this amount, $26 million reprices in 1997,
$7 million in March 1998 and $13 million in 1999. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of March 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1996 the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In December 1996, the Financial Accounting Standards Board issued Statement No. 127 which delayed the effective dates of certain provisions of the original Statement. The Statements establish accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation has adopted the Statements to the extent permitted and will adopt the remaining provisions effective January 1, 1998. The adoption is not expected to be material.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS), simplifies the standards for computing and makes the calculation comparable to international standards. Primary EPS would be replaced by basic EPS and requires basic and fully diluted EPS to be presented on the face of the income statement. The Statement is effective for periods beginning after December 15, 1997 and supersedes APB Opinion No. 15 and AICPA Accounting interpretations 1-102 of Opinion 15. Early adoption is not permitted and full restatement of EPS must occur upon adoption. The Corporation will adopt the Statement effective January 1, 1998 and does not expect the impact to the current EPS calculation to be material.

CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is the Corporation's intention to maintain sufficient capital in both of its bank subsidiaries to permit them to maintain a "well capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.

-------------------------------------------------------------------------------------------------
CAPITAL RATIOS                         Regulatory
                                         Minimum
                                       For "Well           March 31,    December 31,  March 31,
                                       Capitalized"         1997           1996         1996
-------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                                 6.0%               9.5%          9.4%          8.8%
  Total capital                         10.0               10.8          10.6          10.1
Tier I leverage                          5.0                7.5           7.3           6.8
-------------------------------------------------------------------------------------------------

COMMON AND PREFERRED STOCK
The Corporation maintains a stock repurchase program initiated in November
1987.   A total of 1,260,970 shares have been purchased under this program at an average price of $15.84 per share. Effective January 27, 1997, the Corporation's stock repurchase program was formally rescinded by its Board of Directors in conjunction with the agreement to acquire CB Financial Corporation.

OTHER
Total shareholders' equity was $318.1 million or $22.15 per share as of March 31, 1997, compared with $315.2 million or $21.98 per share as of December 31, 1996 and $300.1 million or $20.85 per share as of March 31, 1996. The Corporation declared cash dividends of $0.26 per share during the first quarter of 1997, an increase of 13.0% over the $0.23 per share declared during the same period in 1996.


LIQUIDITY AND DEBT CAPACITY
The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1996, the Corporation's strategy to operate at lower levels of liquid assets to volatile funding and a higher loan to deposit ratio improved the asset mix, resulting in increased net interest income. The Corporation experienced no liquidity or operational problems as a result of the reduced liquidity levels. These ratios are summarized below:


---------------------------------------------------------------------------------------
Key Liquidity Ratios
                                         March 31,     December 31,    March 31,
                                          1997            1996          1996
---------------------------------------------------------------------------------------
Quarterly average:
  Loans to deposits                       91.7%           90.7%         86.0%
  Liquid assets to volatile funding       46.7            56.8          82.3
Core funding to total funding             88.8            89.3          87.2
---------------------------------------------------------------------------------------

The Corporation's quarterly average loan to deposit ratio increased to 91.7%
at March 31, 1997 from 90.7% at December 31, 1996.   The 1995 acquisition was
funded from the proceeds of long-term debt financing of $115 million through the Corporation's parent company. The long-term debt to equity ratio has declined to 22.5% at March 31, 1997 from 26.7% at December 31, 1996. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 1997 is illustrated in the following table.

As shown, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $26.3 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                 TOTAL
March 31, 1997               1-30           31-90       91-180     181-365      WITHIN       1-5         Over
(in millions)                Days            Days        Days        Days       1 YEAR      Years      5 Years       Total
---------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS(3)
   Loans and leases          $828.1       $ 128.8     $ 150.2     $ 279.0    $1,386.1    $  959.5     $ 298.1      $2,643.7
   Investment securities       11.3          38.1        31.6        42.9       123.9       345.2       129.9         599.0
   Short-term investments      12.1           ---         ---         ---        12.1         ---         ---          12.1
                             ------       -------     -------     -------    --------    --------     -------      --------
         Total               $851.5       $ 166.9     $ 181.8     $ 321.9    $1,522.1    $1,304.7     $ 428.0      $3,254.8
                             ======       =======     =======     =======    ========    ========     =======      ========

RATE SENSITIVE LIABILITIES
   Deposits (2)              $194.0       $ 254.5     $ 308.6     $ 520.3    $1,277.4    $1,015.7     $ 178.8      $2,471.9
   Short-term borrowings      164.0           ---         ---         ---       164.0         ---         ---         164.0
   Long-term debt              21.4          13.0        13.0         7.0        54.4        12.9         4.4          71.7
                             ------       -------     -------     -------    --------    --------     -------      --------
         Total               $379.4       $ 267.5     $ 321.6     $ 527.3    $1,495.8    $1,028.6     $ 183.2      $2,707.6
                             ======       =======     =======     =======    ========    ========     =======      ========
Period GAP (1)               $472.1       $(100.6)    $(139.8)    $(205.4)   $   26.3    $  276.1     $ 244.8      $  547.2
Cumulative GAP                472.1         371.5       231.7        26.3         ---       302.4       547.2           ---
Cumulative GAP to
  Total Assets                13.41%        10.56%       6.59%       0.75%       0.75%       8.59%      15.55%        15.55%
Multiple of Rate Sensitive
  Assets to Liabilities        2.24          0.62        0.57        0.61        1.02        1.27        2.34          1.20

---------------------------------------------------------------------------------------------------------------------------------

(1)  GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $350 million in the less than one year category, and $852 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held on April 15, 1997. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 14, 1997 and all such nominees were elected.

     The results were as follows with respect to each director nominee:

                               Votes Against/         Shares Not Voted
    Director       Votes For      Withheld            or Abstentions
  ------------    -----------  ----------------      -------------------
Joseph P. Day      12,379,182          48,135               500

John W. Ennest     12,377,489          49,828             2,193

Victor E. George   12,362,497          64,820            17,185

Gerald Schrieber   12,379,682          47,635                 0

Ada C. Washington  12,361,073          66,244            18,609

James L. Wolohan   12,377,972          49,345             1,710

Total shares eligible to vote: 14,352,394
Broker non-votes included in non-voted shares above:  565,177

ITEM 5.  OTHER INFORMATION

On January 27, 1997, the Corporation announced an agreement to acquire CB Financial Corporation headquartered in Jackson, Michigan. CB Financial Corporation has a combined asset base of $826 million and operates thirty-nine offices throughout Michigan. The Corporation will issue approximately 4.2 million shares of its common stock in a tax free exchange for all of the outstanding stock of CB Financial Corporation. The acquisition will be accounted for as a pooling of interests and is expected to be completed by the end of the second quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     (11) Statement re: computation of per share earnings
     (27) Financial Data Schedule

(b)  Reports on Form 8-K:

During the three month period ending March 31, 1997, a report was filed on Form 8-K under item 5, Other Events. The report dated February 3, 1997 and filed on February 4, 1997 announced the acquisition of CB Financial Corporation.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    May 9, 1997          By    /s/  John W. Ennest
        -----------                -----------------------
                                   John W. Ennest
                                   Vice Chairman of the Board, Treasurer
                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   (Duly Authorized Signatory)