Form 10-Q
period 1997-06-30
CITIZENS BANKING CORP
filed 1997-08-13
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended   June 30, 1997
                       -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from              to
                              --------------   --------------

Commission file Number   0-10535
                         -------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                           38-2378932
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 One Citizens Banking Center  Flint, Michigan                      48502
---------------------------------------------           ------------------------
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
                                                            X   Yes    No
                                                           ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                       Outstanding at July  22, 1997
---------------------------                       -----------------------------
Common  Stock, No Par Value                              18,592,492  Shares

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements  . . . . . . . . . . . . .    3

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . .    8

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   22

    Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . .   22

    Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . .     22

    Item 4 - Submission of Matters to a Vote of Security Holders  . . . .   22

    Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . .   22

    Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . .   23

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                               JUNE 30,         December 31,
 (in thousands)                                                                 1997               1996
------------------------------------------------------------------------------------------------------------
 ASSETS
   Cash and due from banks                                                  $  121,174         $  137,867
   Money market investments:
      Interest-bearing deposits with banks                                          50                 84
      Federal funds sold                                                        35,000                ---
      Term federal funds and other                                               2,692             12,043
                                                                            ----------         ----------
          Total money market investments                                        37,742             12,127
   Securities available-for-sale:
      U.S. Treasury and federal agency securities                              386,254            374,617
      State and municipal securities                                           178,032            191,373
      Other securities                                                          16,754             14,181
                                                                            ----------         ----------
          Total investment securities                                          581,040            580,171
   Loans:
      Commercial                                                               987,291            975,628
      Real estate construction                                                  30,534             37,803
      Real estate mortgage                                                     553,228            541,809
      Consumer                                                               1,145,351          1,018,318
      Lease financing                                                           40,895             47,173
                                                                            ----------         ----------
          Total loans                                                        2,757,299          2,620,731
      Less: Allowance for loan losses                                          (37,618)           (35,997)
                                                                            ----------         ----------

          Net loans                                                          2,719,681          2,584,734
   Premises and equipment                                                       59,989             61,331
   Intangible assets                                                            62,175             64,916
   Other assets                                                                 45,110             42,704
                                                                            ----------         ----------
             TOTAL ASSETS                                                   $3,626,911         $3,483,850
                                                                            ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                                                   $  484,266         $  471,780
      Interest-bearing                                                       2,467,517          2,393,027
                                                                            ----------         ----------
          Total deposits                                                     2,951,783          2,864,807
   Federal funds purchased and securities sold
      under agreements to repurchase                                           151,810            146,903
   Other short-term borrowings                                                  66,806             29,515
   Other liabilities                                                            40,284             43,250
   Long-term debt                                                               88,581             84,133
                                                                            ----------         ----------
          Total liabilities                                                  3,299,264          3,168,608
   SHAREHOLDERS' EQUITY
   Preferred stock - No par value                                                  ---                ---
   Common stock - No par value                                                  89,698             89,231
   Retained earnings                                                           236,605            225,112
   Net unrealized gain on securities available-for-sale, net of tax              1,344                899
                                                                            ----------         ----------
          Total shareholders' equity                                           327,647            315,242
                                                                            ----------         ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $3,626,911         $3,483,850
                                                                            ==========         ==========
------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
(in thousands)                                              1997         1996          1997          1996
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                            $59,585       $54,646       $115,897      $107,782
  Interest and dividends on investment securities:
    Taxable                                               6,736         6,387         13,137        12,175
    Nontaxable                                            2,136         2,301          4,306         4,561
  Money market investments                                  211           578            412         2,363
                                                        -------     ---------       --------      --------
      Total interest income                              68,668        63,912        133,752       126,881
                                                        -------     ---------       --------      --------
INTEREST EXPENSE
  Deposits                                               25,299        23,709         49,542        47,854
  Short-term borrowings                                   2,358         1,790          4,324         3,512
  Long-term debt                                          1,378         1,546          2,806         3,403
                                                        -------     ---------       --------      --------
      Total interest expense                             29,035        27,045         56,672        54,769
                                                        -------     ---------       --------      --------
NET INTEREST INCOME                                      39,633        36,867         77,080        72,112
Provision for loan losses                                 2,147         1,771          4,292         3,542
                                                        -------     ---------       --------      --------
      Net interest income after provision for loan
        losses                                           37,486        35,096         72,788        68,570
NONINTEREST INCOME
  Trust fees                                              3,289         3,076          6,735         6,230
  Service charges on deposit accounts                     2,571         2,483          5,019         4,918
  Bankcard fees                                           1,480         1,448          2,945         2,792
    Other loan income                                       232           360            446           892
  Investment securities gains (losses)                      (36)            7            (50)           59
  Other                                                   2,294         2,374          4,431         4,397
                                                        -------     ---------       --------      --------
      Total noninterest income                            9,830         9,748         19,526        19,288
                                                        -------     ---------       --------      --------
NONINTEREST EXPENSE
  Salaries and employee benefits                         17,335        17,201         34,414        33,959
  Equipment                                               2,566         2,434          5,159         4,858
  Occupancy                                               2,272         2,382          4,663         4,734
  Intangible asset amortization                           1,371         1,370          2,741         2,727
  Bankcard fees                                             963           891          1,865         1,663
  Stationery and supplies                                   808           897          1,754         1,675
  Postage and delivery                                      895           895          1,813         1,719
  Advertising and public relations                        1,038           898          2,032         1,892
  Other                                                   5,583         4,885         10,452         9,450
                                                        -------     ---------       --------      --------
      Total noninterest expense                          32,831        31,853         64,893        62,677
                                                        -------     ---------       --------      --------
INCOME BEFORE INCOME TAXES                               14,485        12,991         27,421        25,181
Income taxes                                              4,378         3,731          8,106         7,180
                                                        -------     ---------       --------      --------
Net Income                                              $10,107     $   9,260       $ 19,315      $ 18,001
                                                        =======     =========       ========      ========


PRIMARY AND FULLY DILUTED INCOME PER SHARE              $  0.69     $    0.63       $   1.32      $   1.23
                                                        =======     =========       ========      ========

AVERAGE SHARES OUTSTANDING:
  Primary                                                14,656        14,694         14,646        14,684
  Fully Diluted                                          14,688        14,694         14,680        14,684
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                  1997                      1996
                                                         -----------------------   -----------------------
                                                           SECOND        First       Fourth        Third
(in thousands)                                             QUARTER      Quarter     Quarter       Quarter
----------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of quarter                          $  89,380    $  89,231    $  91,394    $  92,677
    Exercise of stock options, net of shares purchased         318          149          188          138
    Shares acquired for retirement                             ---          ---       (2,351)      (1,421)
                                                         ---------    ---------    ---------    ---------
  Balance, end of quarter                                   89,698       89,380       89,231       91,394
                                                         ---------    ---------    ---------    ---------

RETAINED EARNINGS
  Balance, beginning of quarter                            230,593      225,112      219,027      213,182
    Net income                                              10,107        9,208        9,817        9,603
    Cash dividends                                          (4,095)      (3,727)      (3,732)      (3,758)
                                                         ---------    ---------    ---------    ---------
  Balance, end of quarter                                  236,605      230,593      225,112      219,027
                                                         ---------    ---------    ---------    ---------
UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE
  Balance, beginning of quarter                             (1,891)         899         (634)      (2,327)
    Net unrealized gain (loss), net of tax benefit           3,235       (2,790)       1,533        1,693
                                                         ---------    ---------    ---------    ---------
  Balance, end of quarter                                    1,344       (1,891)         899         (634)
                                                         ---------    ---------    ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                               $ 327,647    $ 318,082    $ 315,242    $ 309,787
                                                         =========    =========    =========    =========
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                       Six Months Ended
                                                                                           June 30,
(in thousands)                                                                      1997           1996
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                     $ 19,315        $  18,001
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      4,292            3,542
     Depreciation and amortization                                                  3,607            3,586
     Amortization of intangibles                                                    2,741            2,727
     Net amortization on investment securities                                        345              911
     Investment securities losses (gains)                                              50              (59)
     Other                                                                         (5,612)          (4,285)
                                                                                 --------        ---------
        Net cash provided by operating activities                                  24,738           24,423
                                                                                 --------        ---------

INVESTING ACTIVITIES:
  Net decrease (increase) in money market investments                             (25,615)         126,241
  Securities available-for-sale:
     Proceeds from sales                                                           41,287              ---
     Proceeds from maturities                                                      53,565          283,001
     Purchases                                                                    (95,431)        (322,186)
  Net increase in loans                                                          (139,239)        (125,973)
  Purchases of premises and equipment                                              (2,265)          (3,037)
                                                                                 --------        ---------
        Net cash used by investing activities                                    (167,698)         (41,954)
                                                                                 --------        ---------

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                      (4,460)         (21,226)
  Net increase in time deposits                                                    91,436           23,233
  Net increase in short-term borrowings                                            42,198           37,369
  Proceeds from issuance of long-term debt                                         30,000              ---
  Principal reductions in long-term debt                                          (25,552)         (30,069)
  Cash dividends paid                                                              (7,822)          (7,038)
  Proceeds from stock options exercised                                               467            1,197
                                                                                 --------        ---------
        Net cash provided by financing activities                                 126,267            3,466
                                                                                 --------        ---------
Net decrease in cash and due from banks                                           (16,693)         (14,065)
Cash and due from banks at beginning of period                                    137,867          172,754
                                                                                 --------        ---------
Cash and due from banks at end of period                                         $121,174        $ 158,689
                                                                                 ========        =========


See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


NOTE 2. RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and six month periods ended June 30, 1997. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1996 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
(in thousands, except per share data)                          1997        1996          1997          1996
-------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                                          $  68,668     $  63,912     $ 133,752     $ 126,881
  Net interest income                                         39,633        36,867        77,080        72,112
  Provision for loan losses                                    2,147         1,771         4,292         3,542
  Investment securities gains (losses)                           (36)            7           (50)           59
  Other noninterest income                                     9,866         9,741        19,576        19,229
  Noninterest expense                                         32,831        31,853        64,893        62,677
  Income taxes                                                 4,378         3,731         8,106         7,180
  Net income                                                  10,107         9,260        19,315        18,001
  Cash dividends                                               4,095         3,745         7,822         7,039

PER SHARE DATA
  Net income:
     Primary                                               $    0.69         $0.63     $    1.32         $1.23
     Fully diluted                                              0.69          0.63          1.32          1.23
  Cash dividends                                               0.285          0.26         0.545          0.49
    Book value (end of period)                                   ---           ---         22.77         21.02
    Market value (end of period close)                           ---           ---         34.25         29.00

FINANCIAL RATIOS (ANNUALIZED)
  Return on average:
    Shareholders' equity                                       12.62%        12.40%        12.22%        12.09%
    Assets                                                      1.14          1.08          1.11          1.05
   Net interest margin (FTE)                                    4.95          4.83          4.89          4.74
   Net loan charge-offs to average loans                        0.22          0.22          0.20          0.25
   Average equity to average total assets                       9.02          8.68          9.04          8.67
   Nonperforming assets to loans plus other real estate
     (end of period)                                             ---           ---          0.68          0.74
   Nonperforming assets to total assets (end of period)          ---           ---          0.52          0.55


BALANCE SHEET TOTALS                                                      Percent
                                                                          Change
                                                                          -------
 At Period End (June 30):

    Assets                                                                     4.3       $  3,626,911  $  3,475,939
    Loans                                                                      8.1          2,757,299     2,551,429
    Deposits                                                                   3.0          2,951,783     2,866,708
    Shareholders' equity                                                       7.9            327,647       303,532

 Average balances:
    Assets                                                                     2.1          3,524,659     3,453,124
    Loans                                                                      7.7          2,673,457     2,481,829
    Deposits                                                                   1.3          2,897,988     2,860,879
    Shareholders' equity                                                       6.4            318,672       299,420


PERFORMANCE SUMMARY
Selected financial data as of June 30, 1997 and 1996 and for the three and six month periods then ended are presented in the table on page 8. As shown, earnings increased in 1997 resulting from higher net interest and noninterest
income.   This improvement was offset in part by higher noninterest expense, provision for loan losses and income taxes.


NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1997 and 1996 are summarized on pages 11 and 12, respectively. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

--------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                           Three Months Ended June 30                 Six Months Ended June 30
                                     -----------------------------------------------------------------------------------
                                             1997 Compared With 1996                  1997 Compared With 1996
                                     -----------------------------------------------------------------------------------
                                                      Increase (Decrease)                         Increase (Decrease)
                                         Net           Due to Change in            Net             Due to Change in
                                                   -------------------------                   -------------------------
(in thousands)                        Change(1)      Volume        Rate(2)      Change(1)        Volume        Rate(2)
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time deposits with banks         $       1     $       1       $     0      $    (77)      $    (75)     $     (2)
    Federal funds sold                    (353)         (350)           (3)       (1,035)        (1,040)            5
    Term federal funds sold and
      other                                (15)          (22)            7          (839)          (827)          (12)
  Investment securities:
    Taxable                                349          (140)          489           962            110           852
    Tax-exempt                            (165)         (185)           20          (255)          (314)           59
  Loans                                  4,939         4,488           451         8,115          8,300          (185)
                                     ---------     ---------       -------      --------       --------      --------
      Total                              4,756         3,792           964         6,871          6,154           717
                                     ---------     ---------       -------      --------       --------      --------
Interest Expense:
  Deposits:
    Demand                                (183)          (55)         (128)         (419)          (100)         (319)
    Savings                                152          (115)          267           102           (251)          353
    Time                                 1,621         1,462           159         2,005          2,191          (186)
  Short-term borrowings                    568           462           106           812            731            81
  Long-term debt                          (168)           35          (203)         (597)          (328)         (269)
                                     ---------     ---------       -------      --------       --------      --------
      Total                              1,990         1,789           201         1,903          2,243          (340)
                                     ---------     ---------       -------      --------       --------      --------
Net Interest Income                  $   2,766     $   2,003       $   764      $  4,968       $  3,911      $  1,057
                                     =========     =========       =======      ========       ========      ========
------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Rate/Volume variances are allocated to changes due to rate.

Favorable volume and rate related variances in net interest income resulted in an increase in net interest income of $2,766,000 and $4,968,000 for the three and six months ended June 30, 1997 as compared to the same periods in 1996. Overall, loan growth partially offset by time deposit growth and increased short-term borrowings accounted for the three and six month volume increases.

Yields on earning assets increased from 8.25% and 8.21% to 8.45% and 8.37% for the three and six months ended June 30, 1997, respectively, as compared with the same periods of 1996. The increase resulted from higher yields on investment securities, consumer loans and a higher concentration of loans
to earning assets.   Commercial loan yields remained nearly unchanged for the
six months and increased during the three months ended June 30, 1997 when compared to the same periods in 1996. Real estate mortgage yields were lower for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 due to the sale of the Corporation's mortgage servicing rights in the third quarter of 1996. The resulting impact of the third party mortgage servicing costs are now reflected in portfolio yields. Costs savings as a result of this servicing transfer are reflected in non-interest expense.
Higher interest income due to loan growth was partially offset by reduced short-term investment securities income as the Corporation continued to partially fund loan growth with short-term investment assets. This resulted in $3,792,000 and $6,154,000 in volume related increases for interest income when comparing the three and six months ended June 30, 1997 to the same periods in 1996.

The cost of interest bearing liabilities increased from 4.12% and 4.17% to 4.24% and 4.21% for the three and six months ended June 30, 1997, respectively, as compared with the same periods in 1996. The three and six month cost increase was the result of higher rates on savings deposits and long-term borrowings as well as a continued shift in deposits from lower rate savings and demand accounts to higher cost time deposit accounts. These changes are partially offset by decreased costs for demand deposit and long-term
debt.   Rates on time deposits have increased five basis points for the three months and declined three basis points for the six months ended June 30, 1997 as compared to the same periods in the prior year. These time deposit rate fluctuations are the result of certain promotional campaigns occurring through-out the periods. Increased volumes for time deposits and short-term borrowings resulted in higher interest expense for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

Favorable rate variances on earning assets and improved volumes of higher yielding loans partially offset by increased costs on interest bearing liabilities resulted in higher net interest margins for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

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

------------------------------------------------------------------------------------------------------------------------------------
                                              AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                              1997                                 1996
                                                                ------------------------------        ------------------------------
      Three Months Ended June 30                                AVERAGE                AVERAGE        Average               Average
      (in thousands)                                            BALANCE    INTEREST(1)  RATE(2)       Balance   Interest(1)  Rate(2)

-------------------- ---------------------------------------------------------------------------------------------------------------
     EARNING ASSETS
       Money market investments:
         Interest earning deposits with banks                   $194        $2        5.19%            $54        $1        2.75%
         Federal funds sold                                    7,939       109        5.51          32,806       462        5.67
         Term federal funds sold and other                     7,675       100        5.20           9,654       115        4.86
       Investment securities(3):
         Taxable                                             434,470     6,736        6.21         447,682     6,387        5.72
         Nontaxable                                          160,991     2,136        8.19         175,752     2,301        8.10
       Loans:
         Commercial                                          999,792    22,281        9.03         970,933    21,133        8.83
         Real estate                                         558,600    11,262        8.06         507,283    10,693        8.43
         Consumer                                          1,109,595    25,325        9.15         980,219    21,853        8.97
         Lease financing                                      42,261       717        6.79          57,461       967        6.73
                                                           ---------    ------        ----       ---------    ------        ----
           Total earning assets(3)                         3,321,517    68,668        8.45       3,181,844    63,912        8.25


     NONEARNING ASSETS
       Cash and due from banks                              113,883                                141,635
       Bank premises and equipment                           60,276                                 62,661
       Other nonearning assets                              104,493                                109,024
       Allowance for loan losses                            (37,319)                               (35,190)
                                                         ----------                             ----------
           Total assets                                  $3,562,850                             $3,459,974
                                                         ==========                             ==========


     INTEREST-BEARING LIABILITIES
       Deposits:
         Demand deposits                                   $302,583      1,131        1.50        $315,831     1,314        1.67
         Savings deposits                                   891,877      6,221        2.80         910,971     6,069        2.68
         Time deposits                                    1,275,579     17,947        5.64       1,175,397    16,326        5.59
       Repurchase agreements and other short-term
         borrowings                                         192,563      2,358        4.91         153,550     1,790        4.69
       Long-term debt                                        84,006      1,378        6.57          82,475     1,546        7.54
                                                           ---------    ------        ----       ---------    ------        ----
           Total interest-bearing liabilities             2,746,608     29,035        4.24       2,638,224    27,045        4.12


     NONINTEREST-BEARING LIABILITIES AND  SHAREHOLDERS'
     EQUITY
       Demand deposits                                      451,547                                471,786
       Other liabilities                                     43,464                                 49,600
       Shareholders' equity                                 321,231                                300,364
                                                         ----------                             ----------
           Total liabilities and shareholders' equity    $3,562,850                             $3,459,974
                                                         ==========                             ==========

     NET INTEREST INCOME                                               $39,633                               $36,867
                                                                       =======                               =======
     NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                               4.95%                                 4.83%
====================================================================================================================================

(1)Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2)Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,392 and $1,521 for the three months ended June 30, 1997 and 1996, respectively, based on a tax rate of 35%.

(3)For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

------------------------------------------------------------------------------------------------------------------------------------
                                             AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                     1997                                  1996
                                                                -----------------                    ----------------
       Six Months Ended June 30                          AVERAGE                AVERAGE        Average                Average
        (in thousands)                                   BALANCE  INTEREST(1)    RATE(2)       Balance    Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
       EARNING ASSETS
         Money market investments:
           Interest earning deposits with banks           $194          $4        4.72%         $2,819         $81      5.76%
           Federal funds sold                            8,126         226        5.60          46,101       1,261      5.50
           Term federal funds sold and other             7,223         182        5.07          38,055       1,021      5.41
         Investment securities(3):
           Taxable                                     429,042      13,137        6.14         428,619      12,175      5.69
           Nontaxable                                  162,567       4,306        8.18         175,099       4,561      8.05
         Loans:
           Commercial                                1,001,033      43,537        8.85         957,468      41,776      8.86
           Real estate                                 554,964      22,280        8.03         491,175      20,674      8.42
           Consumer                                  1,073,802      48,572        9.12         975,525      43,376      8.94
           Lease financing                              43,658       1,508                      57,661       1,956      6.78
                                                    ----------    --------        ----      ----------    --------      ----
             Total earning assets(3)                 3,280,609     133,752        8.37       3,172,522     126,881      8.21
                                                                  --------                                 -------
        NONEARNING ASSETS
         Cash and due from banks                       115,321                                 141,484
         Bank premises and equipment                    60,601                                  62,711
         Other nonearning assets                       105,065                                 111,469
         Allowance for loan losses                     (36,937)                                (35,062)
                                                    ----------                              ----------
             Total assets                           $3,524,659                              $3,453,124
                                                    ==========                              ==========


       INTEREST-BEARING LIABILITIES
         Deposits:

           Demand deposits                            $304,927       2,266        1.50        $315,488       2,685      1.71
           Savings deposits                            890,872      12,296        2.78         908,780      12,194      2.70
           Time deposits                             1,257,410      34,980        5.61       1,176,166      32,975      5.64
         Repurchase agreements and other
             short-term borrowings                     181,894       4,324        4.79         150,379       3,512      4.70
         Long-term debt                                 82,212       2,806        6.87          90,890       3,403      7.53
                                                    ----------    --------        ----      ----------    --------      ----
                Total interest-bearing liabilities   2,717,315      56,672        4.21       2,641,703      54,769      4.17
                                                                  --------                                --------


       NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS'
       EQUITY
         Demand deposits                               444,779                                 460,445
         Other liabilities                              43,893                                  51,556
         Shareholders' equity                          318,672                                 299,420
              Total liabilities and                 ----------                              ----------
              shareholders' equity                  $3,524,659                              $3,453,124
                                                    ==========                              ==========


       NET INTEREST INCOME                                         $77,080                                 $72,112
                                                                   =======                                 =======

       NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                         4.89%                                 4.74%
====================================================================================================================================


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $2,814 and $3,009 for the six months ended June 30, 1997 and 1996, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and six months ended June 30, 1997 and 1996 is provided below. The provision for loan losses increased $376,000 and $750,000 during the three and six months ended June 30, 1997, respectively, as compared with the same periods in 1996. The allowance for loan losses increased $2.4 million to $37.6 million at June 30, 1997 compared to June 30, 1996. The ratio of net loans charged off to average loans outstanding remained unchanged for the three months ended and decreased 5 basis points for the six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease resulted from lower charge-offs in the commercial loan portfolio.


------------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
(in thousands)                                                 1997        1996        1997        1996
------------------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses - beginning of period            $36,975     $34,840     $35,997     $34,771
      Charge-offs                                              2,224       2,243       4,037       4,695
      Recoveries                                                 720         888       1,366       1,638
                                                             -------     -------     -------     -------
  Net charge-offs                                              1,504       1,355       2,671       3,057
  Provision for loan losses                                    2,147       1,771       4,292       3,542
                                                             -------     -------     -------     -------

  Allowance for loan losses - end of period                  $37,618     $35,256     $37,618     $35,256
                                                             =======     =======     =======     =======


  Loans outstanding at period end                         $2,757,299  $2,551,429  $2,757,299  $2,551,429
  Average loans outstanding during period                  2,710,248   2,515,896   2,673,457   2,481,829


  Allowance for loan losses as a percentage of loans
    outstanding at period end                                   1.36%       1.38%       1.36%       1.38%
  Ratio of net charge-offs during period to average loans
    outstanding (annualized)                                    0.22        0.22        0.20        0.25
  Loan loss coverage (allowance as a multiple of net
    charge-offs, annualized)                                     6.3X        6.5x        7.0X        5.8X
------------------------------------------------------------------------------------------------------------------------------------

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and six months ended June 30, 1997 and 1996 follows:

------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                        Three Months Ended     Six Months Ended              Percent
                                                June 30,              June 30,              Change in 1997
                                          -----------------      ----------------           --------------
                                                                                          Three       Six
(in thousands)                            1997       1996        1997      1996           months     months
------------------------------------------------------------------------------------------------------------------------------------
 Trust fees                              $3,289     $3,076      $6,735    $6,230        6.9%       8.1%
 Service charges on deposit accounts      2,571      2,483       5,019     4,918        3.5        2.1
 Bankcard fees                            1,480      1,448       2,945     2,792        2.2        5.5
 Brokerage and investment fees              377        579         824       977      (34.9)     (15.7)
 Other loan income                          232        360         446       892      (35.6)     (50.0)
 ATM network user fees                      678        492       1,153       954       37.8       20.9
 Cash management services                   373        373         767       652        0.0       17.6
 Safe deposit rentals                       281        283         591       556       (0.7)       6.3
 Investment securities gains (losses)       (36)         7         (50)       59         (1)        (1)
 Other, net                                 585        647       1,096     1,258       (9.6)     (12.9)
                                         ------     ------     -------   -------
   Total noninterest income              $9,830     $9,748     $19,526   $19,288        0.8%       1.2%
                                         ======     ======     =======   =======
------------------------------------------------------------------------------------------------------------------------------------

(1) Not meaningful

Noninterest income increased 0.8% and 1.2% in the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 primarily due to enhanced trust fees, ATM network user fees and cash management services fees partially offset by declines in brokerage and investment fees and other loan income.

Increased trust fees in the investment management and advisory, estate and employee benefit areas resulted in a 6.9% and 8.1% increase for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. Brokerage and investment fees declined for the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to lower market penetration. This temporary decline was attributable to the change in the brokerage provider utilized by the Corporation to sell brokerage and insurance products and the subsequent transfer of accounts for clients. The new brokerage provider is expected to enhance future revenue for the Corporation through higher profit margins, enhanced marketing and improved management reporting. Other loan income declined $128,000 and $446,000 for the three and six months ended June 30, 1997 as compared to the same periods in the prior year due to the Corporation's sale of its mortgage servicing operations in the third quarter of 1996 resulting in the curtailment of loan servicing fees.

Increased volume and improved pricing strategies resulted in higher ATM network user fees for both the three and six months ended June 30, 1997 as compared to the same periods in the prior year. A significant portion of the increase resulted from the June 1997 implementation of a convenience fee assessed only to non-client users of the Corporation's ATM network. Cash management services fees increased $115,000 for the six months ended as compared to the same period in the year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds
from which the Corporation receives a management fee.    Other miscellaneous
income decreased $62,000 and $162,000 for the three and six months ended June 30, 1997 as compared to the same periods in the previous year due to a declines in several fee categories, none of which were individually material.

The 1997 and 1996 second quarter and year to date gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 1997 as compared with the same periods in 1996 are summarized in the table below.

---------------------------------------------------------------------------------------------------------------------
  NONINTEREST EXPENSE                     Three Months Ended     Six Months Ended             Percent
                                               June 30,              June 30,             Changes in 1997
                                           -----------------     ----------------         ---------------
                                                                                         Three        Six
  (in thousands)                            1997      1996        1997      1996         Months     Months
---------------------------------------------------------------------------------------------------------------------
  Salaries and employee benefits        $17,335    $17,201     $34,414   $33,959      0.8%        1.3%
  Equipment                               2,566      2,434       5,159     4,858      5.4         6.2
  Occupancy                               2,272      2,382       4,663     4,734     (4.6)       (1.5)
  Intangible asset amortization           1,371      1,370       2,741     2,727      0.1         0.5
  Bankcard fees                             963        891       1,865     1,663      8.1        12.1
  Stationery and supplies                   808        897       1,754     1,675     (9.9)        4.7
  Postage and delivery                      895        895       1,813     1,719      0.0         5.5
  Advertising and public relations        1,038        948       2,032     1,892      9.5         7.4
  Taxes, other than income taxes            603        647       1,263     1,301     (6.8)       (2.9)
  Other loan fees                           819        857       1,569     1,576     (4.4)       (0.4)
  Consulting and other professional fees    792        584       1,439     1,038     35.6        38.6
  Legal, audit and examination fees         449        339         849       729     32.4        16.5
  Other, net                              2,920      2,408       5,332     4,806     21.3        10.9
                                        -------    -------     -------   -------
     Total noninterest expense          $32,831    $31,853     $64,893   $62,677      3.1%        3.5%
                                        =======    =======     =======   =======
---------------------------------------------------------------------------------------------------------------------

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 0.8% and 1.3% for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. Salary expense declined 0.6% and 0.1% for the three and six month comparison due to savings attributable to staff reductions through attrition partially offset by the effects of normal merit increases. These staff reductions were associated with the consolidation of the Corporation's six Michigan bank charters into one called Citizens Bank and the sale of the Corporation's mortgage servicing operations. These changes both occurred in 1996. Benefit expenses increased 7.2% and 7.9% for the three and six month comparison as a result of higher costs for retirement plans and health care benefits.

OTHER NONINTEREST EXPENSE
Other noninterest expenses increased 5.8% and 6.1% for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. The most significant increases were attributable to bankcard fees, consulting and other professional fees, legal, audit and examination fees and other expenses.

Increases in bankcard expenses resulted from higher costs associated with the Corporation's outside provider for processing services and enhanced loss prevention efforts. Consulting and other professional services increased significantly for the three and six months ended June 30, 1997 as compared with the same periods in the prior year due to various ongoing corporate automation projects. Legal fees increased for the three and six months ended June 30, 1997 as compared to the same periods in the prior year due to various recurring legal consultation partially offset by lower audit and examination fees the result of the 1996 consolidation of the Corporation's Michigan charters. Other expenses increased primarily due to higher telephone expense as compared to the same periods in the prior year.

On August 5, 1997, the Corporation announced that it will take a special charge in the third quarter of approximately $16 to $18 million, after tax (of which approximately $9 million is non-cash), in connection with its merger with CB Financial Corporation and the reorganization of its Information Technology operations. See Item 5. Other Information on page 22 of this filing for further discussion.

INCOME TAXES
Higher pre-tax earnings and a slightly lower level of tax-exempt interest income resulted in increased federal income tax expense of $647,000 and $926,000 for the three and six months ended June 30, 1997 as compared to the same periods in the prior year.


BALANCE SHEET
The Corporation had total assets of $3.627 billion as of June 30, 1997, an increase of $143 million or 4.1% from $3.484 billion as of December 31, 1996. Average earning assets comprised 93.1% of average total assets during the first six months of 1997 compared with 91.9% in the first six months of 1996. This increase is the result of enhanced cash management techniques implemented during 1996 and early 1997 which lowered the Corporation's cash and correspondent bank balances.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.5% of average earning assets during the first six months of 1997, compared with 21.8% for the same period of 1996. Average money market investment decreased to 0.5% of total average earning assets during the first six months of 1997, from 2.7% during the corresponding period of 1996. This decline resulted from funding requirements to support strong loan growth.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries; one located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 7.7% in the first six months of 1997 as compared to the same period in 1996. This growth occurred in all categories except lease financing.

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

At June 30, 1997, loans considered to be impaired under the Statements totalled $14.0 million (of which $10.2 million were on a nonaccrual basis). Included within this amount was $7.3 million of impaired loans for which the related allowance for loan losses was $1.3 million and $6.7 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1997 was approximately $15.6 million. For the quarter ended June 30, 1997, the Corporation recognized interest income of $0.3 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

At June 30, 1996, loans considered to be impaired under the Statements totalled $21.9 million (of which $10.4 million were on a nonaccrual basis). Included within this amount is $6.6 million of impaired loans for which the related allowance for loan losses was $0.8 million and $15.3 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1996 was approximately $17.0 million. For the quarter ended June 30, 1996, the Corporation recognized interest income of $0.4 million which included $0.3 million of interest income recognized using the cash basis method of income recognition.

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

The table below provides a summary of nonperforming assets as of June 30, 1997, December 31, 1996 and June 30, 1996. Total nonperforming assets amounted to $18.8 million as of June 30, 1997, compared with $20.4 million as of December
31, 1996 and $19.0 million as of June 30, 1996.   Nonperforming assets as a
percent of total assets are comparable for all three periods presented.

------------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                     JUNE 30,       December 31,   June 30,
                                                      1997            1996           1996
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
    Nonaccrual:
       Less than 30 days past due                   $4,189         $5,531        $4,705
       From 30 to 89 days past due                   1,259          1,278         1,344
       90 or more days past due                     11,618         10,979        10,163
                                                    ------         ------        ------
         Total                                      17,066         17,788        16,212
    90 days past due and still accruing                388          1,362           834
    Restructured                                       420            502           568
                                                    ------         ------        ------
         Total nonperforming loans                  17,874         19,652        17,614

OTHER REAL ESTATE OWNED ("OREO")                       881            749         1,350
                                                    ------         ------        ------

      Total nonperforming assets                   $18,755        $20,401       $18,964
                                                   =======        =======       =======

Nonperforming assets as a percent of total
      loans plus OREO                                 0.68%          0.78%         0.74%
Nonperforming assets as a percent of total assets     0.52           0.59          0.55
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

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions
change.   As of June 30, 1997 such credits amounted to $11.6 million or 0.4% of total loans, compared with $12.3 million or 0.5% at December 31, 1996 and $11.8 million or 0.5% as of June 30, 1996. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. Average deposits increased 1.3% in the first six months of 1997 as compared to the same period in 1996. The shift in customer preferences from demand and savings deposits to time deposits reflects changing customer liquidity preferences and the desire for higher yields. Management seeks to maintain core deposit stability by offering clients a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $181.9 million during the first six months of 1997 compared with $150.4 million during the same period of 1996. This increase is attributable to greater utilization of short-term borrowings from the Federal Home Loan Bank and overnight federal funds. Long-term debt accounted for $82.2 million or 3.0% of average interest-bearing funds for the first six months of 1997, decreasing from $90.9 million or 3.4% for the same period in 1996. To finance the February 28, 1995 acquisition, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The Corporation has reduced the outstanding balance
to $33.0 million at June 30, 1997.   Of this amount, $13 million reprices in
1997, $7 million in March 1998 and $13 million in 1999. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of June 30, 1997.


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

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS), simplifies the standards for computing and makes the calculation comparable to international standards. Primary EPS would be replaced by basic EPS and requires basic and fully diluted EPS to be presented on the face of the income statement. The Statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15 and AICPA Accounting interpretations 1-102 of Opinion 15. Early adoption is not permitted and full restatement of EPS must occur upon adoption. The Corporation will adopt the Statement for year end 1997 reporting and does not expect the impact to the current EPS calculation to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income". The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Presently, the only addition to net income necessary to disclose net income on a comprehensive basis would be the addition of unrealized gains or losses on available-for-sale investment
securities.   The Statement is effective for fiscal years beginning after
December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. The Corporation plans to adopt the Statement in 1998 and does not expect the change to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Public companies will be required to report financial and descriptive information about the company's operating segments. The Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. In the year of adoption, companies will not be required to disclose interim period information. The Corporation plans to adopt the Statement in 1998.

CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is the Corporation's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.


---------------------------------------------------------------------------------------------------------------------
  CAPITAL RATIOS                            Regulatory
                                            Minimum For
                                               "Well           JUNE 30,        December 31,        June 30,
                                           Capitalized"          1997              1996              1996
---------------------------------------------------------------------------------------------------------------------
         Risk based capital:
           Tier I                         6.0%             9.4%              9.4%               9.1%
           Total capital                 10.0             10.6              10.6               10.3
         Tier I leverage                  5.0              7.6               7.3                7.0

---------------------------------------------------------------------------------------------------------------------

COMMON AND PREFERRED STOCK
The Corporation initiated a stock repurchase program in November 1987.   A
total of 1,260,970 shares have been purchased under this program at an average price of $15.84 per share. Effective January 27, 1997, the Corporation's stock repurchase program was formally rescinded by its Board of Directors in conjunction with the agreement to acquire CB Financial Corporation.

OTHER
Total shareholders' equity was $327.6 million or $22.77 per share as of June 30, 1997, compared with $315.2 million or $21.98 per share as of December 31, 1996 and $303.5 million or $21.02 per share as of June 30, 1996. The Corporation declared cash dividends of $0.545 per share during the first six months of 1997, an increase of 11.2% over the $0.49 per share declared during the same period in 1996.

LIQUIDITY AND DEBT CAPACITY

The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core
funding).   During 1997, the Corporation's strategy to operate at lower levels of liquid assets to volatile funding and a higher loan to deposit ratio improved the asset mix, resulting in increased net interest income. The Corporation experienced no liquidity or operational problems as a result of the reduced liquidity levels. These ratios are summarized in the following table:

--------------------------------------------------------------------------------------------------------------------
 KEY LIQUIDITY RATIOS
                                                  JUNE 30,           December 31,            June 30,
                                                    1997                 1996                  1996
--------------------------------------------------------------------------------------------------------------------
 Quarterly average:
        Loans to deposits                          92.8%                90.7%                87.5%
        Liquid assets to volatile funding          32.5                 56.8                 68.1
        Core funding to total funding              87.9                 89.3                 87.6
--------------------------------------------------------------------------------------------------------------------


The Corporation's quarterly average loan to deposit ratio increased to 92.8% at June 30, 1997 from 90.7% at December 31, 1996 as a result of loan growth surpassing deposit growth. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly.
Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 1997 is illustrated in the following table.

As shown, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets slightly below rate sensitive liabilities by $15.6 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table.
Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


--------------------------------------------------------------------------------------------------------------------
  INTEREST RATE SENSITIVITY
                                                                     TOTAL
 June 30, 1997              1 - 30    31 - 90  91 - 180  181 - 365  WITHIN      1-5       Over
 (in millions)               Days      Days       Days     Days     1 YEAR     Years    5 Years    Total
--------------------------------------------------------------------------------------------------------------------
 RATE SENSITIVE ASSETS
    Loans                    $873.4   $116.6    $161.5    $283.3   $1,434.8   $1,041.4  $281.1    $2,757.3
    Investment securities      12.6     31.8      28.0      57.6     $130.0      311.4   139.6       581.0
    Short-term investments     37.7      ---       ---       ---       37.7        ---     ---        37.7
                             ------   ------    ------    ------   --------   --------  ------    --------
          Total              $923.7   $148.4    $189.5    $340.9   $1,602.5   $1,352.8  $420.7    $3,376.0
                             ======   ======    ======    ======   ========   ========  ======    ========

 RATE SENSITIVE LIABILITIES
    Deposits (2)             $189.5   $282.7    $303.7    $552.3   $1,328.2     $974.1  $165.2    $2,467.5
    Short-term borrowings     183.6     35.0      ---       ---       218.6        ---     ---       218.6
    Long-term debt             51.3     13.0      ---        7.0       71.3       14.8     2.5        88.6
                             ------   ------    ------    ------   --------   --------  ------    --------
         Total               $424.4   $330.7    $303.7    $559.3   $1,618.1     $988.9  $167.7    $2,774.7
                             ======   ======    ======    ======   ========     ======  ======    ========


 Period GAP (1)              $499.3  $(182.3)  $(114.2)  $(218.4)    $(15.6)    $363.9  $253.0      $601.3
 Cumulative GAP               499.3    317.0     202.8     (15.6)       ---      348.3   601.3         ---

 Cumulative GAP to
    Total Assets              13.77%    8.74%     5.59%    (0.43)%    (0.43)%     9.60%  16.58%      16.58%
 Multiple of Rate Sensitive
    Assets to Liabilities      2.18     0.45      0.62      0.61       0.99       1.37    2.51        1.22
===================================================================================================================

(1) GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $359 million in the less than one year category, and $820 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5.  OTHER INFORMATION:

On June 24, 1997, the shareholders of Citizens Banking Corporation and CB Financial Corporation of Jackson, Michigan approved the merger between Citizens Banking Corporation and CB Financial Corporation. Citizens issued approximately 4.2 million shares of its common stock in exchange for all of the outstanding shares of CB Financial. The effective date of the merger was July 1, 1997 with the subsequent 8-K filed July 10, 1997.

On August 5, 1997, the Corporation announced that it will take a special charge in the third quarter of 1997 of approximately $16 to $18 million, after tax (of which approximately $9 million is non-cash), in connection with its merger with CB Financial Corporation and the reorganization of its Information Technology operations. Prior to this announcement, the Corporation disclosed that it anticipated incurring merger and certain restructuring charges associated with the acquisition in its Joint Proxy Statement-Prospectus filed on May 21, 1997 (page 57 in note 3 of the unaudited proforma condensed combined financial statements).

Merger related expenses total approximately $12.3 million, after-tax. They include direct merger and restructuring-related charges of approximately $5.8 million, as well as, the write down of $6.5 million of goodwill and core deposit intangibles. The $5.8 million of merger-related expenses reflect the estimated cost of integrating and consolidating branch networks and administrative facilities, severance arrangements, professional services and other expenses related directly to the merger. The goodwill and core deposit intangibles write down reflects the impairment of assets acquired by CB Financial Corporation as part of previous acquisitions.

In the third quarter, Citizens expects to finalize negotiations with an Information Technology partner. This partnership will provide Citizens with the professional expertise and technological resources needed to remain a successful competitor. Citizens also believes it will enhance its position to quickly respond to the demands of its markets and support future strategic initiatives. With the partnership, Citizens expects up-front conversion and reorganization costs to approximate $4 to $6 million, after tax. This includes one-time conversion charges in the third quarter of approximately $2 million. The reorganization costs include severance arrangements, the planned disposition of certain computer hardware and software, and other expenses related directly to the transaction.

Citizens anticipates that the merger and reorganization will have a positive effect on its future operating performance. In addition, the special charge is not expected to adversely affect current and future dividends.

This disclosure contains forward-looking statements about expected savings and effects of the merger and other initiatives which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 3.Exhibits:
         (10r) Citizens Banking Corporation Third Amended Stock Plan
         (11)  Statement re: computation of per share earnings
         (27)  Financial Data Schedule

(b) Reports on Form 8-K--None


                                   SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CITIZENS BANKING CORPORATION




Date  August 8, 1997                  By   /s/ John W. Ennest
                                        ---------------------------------------
                                           John W. Ennest
                                           Vice Chairman of the Board,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Duly Authorized Signatory)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   10(r)                                Citizens Banking Corporation Third Amended Stock Option Plan
   11                                   Statement Re: Computation Per Share Earnings
   27                                   Financial Data Schedule