Form 10-Q
period 1997-09-30
CITIZENS BANKING CORP
filed 1997-11-13
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended   September 30, 1997
                       ------------------
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission file Number   0-10535
                         -------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   MICHIGAN                                 38-2378932
----------------------------------------------   -------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  One Citizens Banking Center  Flint, Michigan                 48502
----------------------------------------------   -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                           ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                        Outstanding at October 28, 1997
---------------------------            -------------------------------
Common  Stock, No Par Value                    18,676,049  Shares

                        Citizens Banking Corporation
                             Index to Form 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----
     Item 1 - Consolidated Financial Statements........................... 3

     Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................... 8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................... 23

     Item 2 - Changes in Securities....................................... 23

     Item 3 - Defaults Upon Senior Securities............................. 23

     Item 4 - Submission of Matters to a Vote of Security Holders......... 23

     Item 5 - Other Information........................................... 23

     Item 6 - Exhibits and Reports on Form 8-K............................ 23

                        PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                   SEPTEMBER 30,  December 31,
(in thousands)                                                         1997            1996
------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                             $  150,163    $  182,039
  Money market investments:
    Interest-bearing deposits with banks                                      75            83
    Federal funds sold                                                    34,500         4,500
    Term federal funds and other                                           2,514        14,288
                                                                      ----------    ----------
         Total money market investments                                   37,089        18,871
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                          393,336       502,042
    State and municipal securities                                       176,263       200,835
    Other securities                                                      18,507        14,181
                                                                      ----------    ----------
         Total investment securities                                     588,106       717,058
  Loans:
    Commercial                                                         1,257,001     1,177,098
    Real estate construction                                              66,865        71,125
    Real estate mortgage                                                 777,086       744,606
    Consumer                                                           1,355,227     1,189,807
    Lease financing                                                       40,349        47,173
                                                                      ----------    ----------
         Total loans                                                   3,496,528     3,229,809
    Less: Allowance for loan losses                                      (46,041)      (42,166)
                                                                      ----------    ----------
         Net loans                                                     3,450,487     3,187,643
  Premises and equipment                                                  71,628        74,859
  Intangible assets                                                       61,402        73,684
  Other assets                                                            54,559        51,819
                                                                      ----------    ----------
               TOTAL ASSETS                                           $4,413,434    $4,305,973
                                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                               $  598,615    $  580,742
    Interest-bearing                                                   3,096,685     3,018,009
                                                                      ----------    ----------
         Total deposits                                                3,695,300     3,598,751
  Federal funds purchased and securities sold
    under agreements to repurchase                                       116,303       146,903
  Other short-term borrowings                                             53,766        29,902
  Other liabilities                                                       54,094        51,570
  Long-term debt                                                          94,866        86,826
                                                                      ----------    ----------
         Total liabilities                                             4,014,329     3,913,952
  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                                             ---           ---
  Common stock - No par value                                            119,031       118,312
  Retained earnings                                                      276,778       273,484
  Net unrealized gain on securities available-for-sale, net of tax         3,296           225
                                                                      ----------    ----------
         Total shareholders' equity                                      399,105       392,021
                                                                      ----------    ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $4,413,434    $4,305,973
                                                                      ==========    ==========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
(in thousands)                                           1997              1996          1997       1996
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest and fees on loans                                $75,292      $67,740        $217,646    $196,500
 Interest and dividends on investment securities:
  Taxable                                                    8,035        8,176          25,033      25,687
  Nontaxable                                                 2,140        2,455           6,710       7,333
 Money market investments                                      181          393             482       2,863
                                                           -------      -------        --------    --------
   Total interest income                                    85,648       78,764         249,871     232,383
                                                           -------      -------        --------    --------
INTEREST EXPENSE
 Deposits                                                   33,133       29,861          95,733      88,481
 Short-term borrowings                                       2,297        2,068           7,025       5,722
 Long-term debt                                              1,473        1,380           4,349       4,920
                                                           -------      -------        --------    --------
   Total interest expense                                   36,903       33,309         107,107      99,123
                                                           -------      -------        --------    --------
NET INTEREST INCOME                                         48,745       45,455         142,764     133,260
Provision for loan losses                                    5,245        3,593          12,197       7,980
                                                           -------      -------        --------    --------
   Net interest income after provision for loan
losses                                                      43,500       41,862         130,567     125,280
                                                           -------      -------        --------    --------
NONINTEREST INCOME
 Trust fees                                                  3,858        3,561          11,672      10,820
 Service charges on deposit accounts                         3,129        3,240           9,163       9,323
 Bankcard fees                                               1,917        1,835           5,271       4,971
 Other loan income                                             521        1,965           1,152       3,061
 Investment securities gains (losses)                         (755)         134            (812)        570
 Other                                                       2,997        2,551           8,108       7,638
                                                           -------      -------        --------    --------
   Total noninterest income                                 11,667       13,286          34,554      36,383
                                                           -------      -------        --------    --------
NONINTEREST EXPENSE
 Salaries and employee benefits                             19,986       20,567          60,778      60,872
 Equipment                                                   3,069        3,119           9,428       9,241
 Occupancy                                                   2,820        3,013           8,700       9,042
 Intangible asset amortization                               1,386        1,663           4,712       4,975
 Bankcard fees                                               1,579        1,299           3,757       3,375
 Stationery and supplies                                       968        1,074           3,076       3,090
 Postage and delivery                                        1,116        1,107           3,305       3,252
 Advertising and public relations                              911          893           3,351       3,259
 Special charge                                             23,734          ---          23,734         ---
 Other                                                       5,771        6,245          18,845      19,342
                                                           -------      -------        --------    --------
   Total noninterest expense                                61,340       38,980         139,686     116,448
                                                           -------      -------        --------    --------
INCOME (LOSS) BEFORE INCOME TAXES                           (6,173)      16,168          25,435      45,215
Income taxes                                                (1,222)       4,670           8,182      13,032
                                                           -------      -------        --------    --------
NET INCOME (LOSS)                                          $(4,951)     $11,498        $ 17,253    $ 32,183
                                                           =======      =======        ========    ========
PRIMARY AND FULLY DILUTED INCOME (LOSS) PER SHARE          $ (0.27)     $  0.61        $   0.91    $   1.71
                                                           =======      =======        ========    ========

AVERAGE SHARES OUTSTANDING:
 Primary                                                    18,996       18,850          18,893      18,856
 Fully Diluted                                              19,056       18,852          19,016      18,856

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                          1997                                        1996
                                                  -------------------------------------------------------         -------------
                                                    THIRD                 Second                  First              Fourth
(in thousands)                                     QUARTER               Quarter                 Quarter            Quarter
-------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of quarter                    $118,781              $118,461               $118,312               $120,475
  Exercise of stock options, net of shares
  purchased                                            300                   320                    149                    188
  Shares acquired for retirement                       ---                   ---                    ---                 (2,351)
  Cash in lieu of fractional shares                    (50)                  ---                    ---                    ---
                                                  --------              --------               --------               --------
 Balance, end of quarter                           119,031               118,781                118,461                118,312
                                                  --------              --------               --------               --------

RETAINED EARNINGS
 Balance, beginning of quarter                     287,027               279,806                273,484                267,814
  Net income (loss)                                 (4,951)               11,315                 10,889                 10,242
  Cash dividends                                    (5,298)               (4,094)                (4,567)                (4,572)
                                                  --------              --------               --------               --------
 Balance, end of quarter                           276,778               287,027                279,806                273,484
                                                  --------              --------               --------               --------

UNREALIZED GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE
 Balance, beginning of quarter                         543                (3,519)                   225                 (1,653)
  Net unrealized gain (loss), net of tax benefit     2,753                 4,062                 (3,744)                 1,878
                                                  --------              --------               --------               --------
 Balance, end of quarter                             3,296                   543                 (3,519)                   225
                                                  --------              --------               --------               --------

TOTAL SHAREHOLDERS' EQUITY                        $399,105              $406,351               $394,748               $392,021
                                                  ========              ========               ========               ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                       Nine Months Ended
                                                                                          September 30,
(in thousands)                                                                     1997                  1996
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                     $  17,253             $  32,183
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                        12,197                 7,980
  Depreciation and amortization                                                     6,829                 6,807
  Amortization of intangibles                                                       4,712                 4,975
  Write down of intangibles                                                         7,570                   ---
  Net amortization on investment securities                                           794                 1,710
  Investment securities losses (gains)                                                812                  (570)
  Other                                                                            (1,854)               (8,575)
                                                                                ---------             ---------
   Net cash provided by operating activities                                       48,313                44,510
INVESTING ACTIVITIES:
 Net decrease (increase) in money market investments                              (18,218)              111,415
 Securities available-for-sale:
  Proceeds from sales                                                             170,600               105,357
  Proceeds from maturities                                                         90,978               354,113
  Purchases                                                                      (129,523)             (398,895)
 Net increase in loans                                                           (275,041)             (305,824)
 Purchases of premises and equipment                                               (3,598)               (3,940)
                                                                                ---------             ---------
   Net cash used by investing activities                                         (164,802)             (137,774)
FINANCING ACTIVITIES:
 Net decrease in demand and savings deposits                                      (33,456)              (64,198)
 Net increase in time deposits                                                    130,005               107,786
 Net increase (decrease) in short-term borrowings                                  (6,736)               38,785
 Proceeds from issuance of long-term debt                                          55,000                20,000
 Principal reductions in long-term debt                                           (46,960)              (41,493)
 Cash dividends paid                                                              (13,959)              (13,318)
 Proceeds from stock options exercised                                                769                 1,335
 Shares acquired for retirement                                                       ---                (1,421)
 Cash in lieu of fractional shares                                                    (50)                  ---
                                                                                ---------             ---------
   Net cash provided by financing activities                                       84,613                47,476
                                                                                ---------             ---------
Net decrease in cash and due from banks                                           (31,876)              (45,788)
Cash and due from banks at beginning of period                                    182,039               211,396
                                                                                ---------             ---------
Cash and due from banks at end of period                                        $ 150,163             $ 165,608
                                                                                =========             =========

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2. ACQUISITION
 On July 1, 1997, the Corporation merged with CB Financial Corporation. As part of the merger, Citizens issued 4,170,903 shares of its common stock in a tax free exchange for all of the outstanding shares of CB Financial Corporation. The merger was accounted for as a pooling of interests resulting in the restatement of the financial statements for the periods presented to reflect the consolidated financial information of both entities. The consolidation resulted in no change in either entities year end or in the consolidated shareholder equity position. No material intercompany transactions existed between the companies prior to the merger. For the six month period ending June 30, 1997( the latest period immediately preceding the merger), CB Financial Corporation and Citizens Banking Corporation had separate interest income of $30,471,000 and $133,752,000 and net income of $2,889,000 and $19,315,000, respectively.

NOTE 3. SPECIAL CHARGE
 The results of operations for the three and nine month periods presented reflect a special charge of $17.3 million, after tax, related to the July 1, 1997 merger with CB Financial Corporation and the reorganization of Citizens' information technology operations. See page 15 under the caption "Noninterest Expense" for further information on this special charge.

NOTE 4. RECLASSIFICATIONS
 Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. All financial information presented reflects the consolidated results of Citizens Banking Corporation and CB Financial Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and nine month periods ended September 30, 1997. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and Citizens Banking Corporation's and CB Financial Corporation's 1996 Annual Reports on Form 10-K.


SELECTED FINANCIAL DATA
                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
(in thousands, except per share data)             1997      1996              1997         1996
---------------------------------------------------------------------------------------------------
FOR THE PERIOD
 Interest income                               $ 85,648          $ 78,764   $  249,871   $  232,383
 Net interest income                             48,745            45,455      142,764      133,260
 Provision for loan losses                        5,245             3,593       12,197        7,980
 Investment securities gains (losses)              (755)              134         (812)         570
 Other noninterest income                        12,422            13,152       35,366       35,813
 Noninterest expense before special charge       37,606            38,980      115,952      116,448
 Special charge, net of tax                      17,263               ---       17,263          ---
 Income taxes                                     5,249             4,670       14,653       13,032
 Net income (loss)                               (4,951)           11,498       17,253       32,183
 Net income before special charge (1)            12,312            11,498       34,516       32,183
 Cash dividends                                   5,298             3,757       13,959       13,318

PER SHARE DATA
 Net income (loss):
  Primary and fully diluted                    $  (0.27)         $   0.61   $     0.91   $     1.71
  Fully diluted before special charge (1)          0.65              0.61         1.82         1.71
 Cash dividends                                   0.285              0.26         0.83         0.75
 Book value (end of period)                         ---               ---        21.45        20.82
 Market value (end of period close)                 ---               ---        44.00        28.63
FINANCIAL RATIOS (ANNUALIZED)
 Return on average:
   Shareholders' equity (1)                       11.99%           11.98%        11.53%       11.35%
   Assets (1)                                      1.10              1.09         1.06         1.03
 Net interest margin (FTE)                         4.86              4.83         4.84         4.78
 Net loan charge-offs to average loans             0.51              0.42         0.33         0.31
 Average equity to average total assets
 Nonperforming assets to loans plus other
  repossessed assets (end of period)                ---               ---         0.72         0.71
 Nonperforming assets to total assets
 (end of period)                                    ---               ---         0.57         0.53

BALANCE SHEET TOTALS                                                            Percent
At Period End (September 30):                                                   Change
                                                                                -------
  Assets                                                                            3.8         $4,413,434  $4,252,419
  Loans                                                                            10.4          3,496,528   3,166,142
  Deposits                                                                          4.7          3,695,300   3,530,649
  Shareholders' equity                                                              3.2            399,105     386,636
Average balances:
  Assets                                                                            4.1          4,361,659   4,190,974
  Loans                                                                            10.7          3,341,447   3,019,288
  Deposits                                                                          3.6          3,630,251   3,502,658
  Shareholders' equity                                                              5.7            400,141     378,607

(1) 1997 Operating income before special charge associated with CB Financial Corporation merger and information technology operations reorganization.

PERFORMANCE SUMMARY
Selected financial data as of September 30, 1997 and 1996 and for the three and nine month periods then ended are presented in the table on page 8. As shown, earnings excluding the special charge increased in 1997 resulting from higher net interest income and lower noninterest expense. This improvement was offset in part by lower noninterest income and a higher provision for loan losses.
All amounts presented have been restated to include the results of CB Financial Corporation which merged with the Corporation on July 1, 1997. The transaction was accounted for as a pooling of interests.


NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1997 and 1996 are summarized on pages 11 and 12, respectively. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.


ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                  Three Months Ended September 30                      Nine Months Ended September 30
                            -------------------------------------------  ----------------------------------------------------------
                                      1997 Compared With 1996                             1997 Compared With 1996
                            -------------------------------------------  ----------------------------------------------------------
                                               Increase (Decrease)                                         Increase (Decrease)
                                 Net             Due to Change in                            Net             Due to Change in
                                           ----------------------------                                ----------------------------
(in thousands)                Change(1)       Volume            Rate(2)                   Change(1)       Volume            Rate(2)
--------------              -------------  -------------  -------------                 -------------  -------------  -------------
INTEREST INCOME:
 Money market investments:
  Time deposits with banks         $   (1)        $   (1)         $   0                       $   (78)       $   (77)       $  (1)
  Federal funds sold                 (224)          (244)            20                        (1,416)        (1,420)           4
  Term federal funds sold
   and other                           13             (4)            17                          (887)          (879)          (8)
 Investment securities:
  Taxable                            (141)          (326)           185                          (654)        (1,506)         852
  Tax-exempt                         (315)          (310)            (5)                         (623)          (682)          59
 Loans                              7,552          6,801            751                        21,146         21,142            4
                                   ------         ------          -----                       -------        -------        -----
     Total                          6,884          5,916            968                        17,488         16,578          910
                                   ------         ------          -----                       -------        -------        -----
INTEREST EXPENSE:
 Deposits:
  Demand                             (265)           (87)          (178)                         (705)          (188)        (517)
  Savings                             146           (141)           287                           212           (576)         788
  Time                              3,391          2,887            504                         7,745          7,501          244
 Short-term borrowings                229             14            215                         1,303            944          359
 Long-term debt                        93            351           (258)                         (571)           (52)        (519)
                                   ------         ------          -----                       -------        -------        -----
     Total                          3,594          3,024            570                         7,984          7,629          355
                                   ------         ------          -----                       -------        -------        -----
NET INTEREST INCOME                $3,290         $2,892          $ 398                       $ 9,504        $ 8,949        $ 555
                                   ======         ======          =====                       =======        =======        =====

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to rate.

Favorable volume and rate related variances in net interest income resulted in an increase in net interest income of $3,290,000 and $9,504,000 for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Overall, loan growth partially offset by time deposit growth and increased short-term borrowings accounted for the three and nine month volume increases.

Yields on earning assets increased from 8.24% and 8.21% to 8.42% and 8.37% for the three and nine months ended September 30, 1997, respectively, as compared with the same periods of 1996. The increase resulted from higher yields on investment securities, commercial and consumer loans and a higher concentration of loans to earning assets. Real estate mortgage yields were lower for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996 due to the sale of the Corporation's mortgage servicing rights in the third quarter of 1996. The resulting impact of the third party mortgage servicing costs are now reflected in portfolio yields. Costs savings as a result of this servicing transfer are reflected in non-interest expense.
Higher interest income due to loan growth was partially offset by reduced money market and investment securities income as the Corporation continued to partially fund loan growth with these investment assets. This resulted in $5,916,000 and $16,578,000 in volume related increases for interest income when comparing the three and nine months ended September 30, 1997 to the same periods in 1996.

The cost of interest bearing liabilities increased from 4.14% and 4.15% to 4.34% and 4.28% for the three and nine months ended September 30, 1997, respectively, as compared with the same periods in 1996. The three and nine month cost increase was the result of higher rates on time and savings deposits and short-term borrowings as well as a continued shift in deposits from lower rate savings and demand accounts to higher cost time deposit accounts. These changes were partially offset by decreased costs for demand deposits and
long-term debt.   Rates on time deposits have increased twelve and two basis points for the three and nine months ended September 30, 1997, respectively, as
compared to the same periods in the prior year.   Increased volumes for time
deposits and short-term borrowings resulted in higher interest expense for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996.

Overall, favorable rate variances on earning assets and improved volumes of higher yielding loans partially offset by increased costs on interest bearing liabilities resulted in higher net interest margins for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996.

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

                                      AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                         1997                               1996
                                                            -------------------------------    -------------------------------
Three Months Ended September 30                                 AVERAGE                 AVERAGE    Average                 Average
(in thousands)                                                  BALANCE    INTEREST(1)  RATE(2)    Balance    Interest(1)  Rate(2)
EARNING ASSETS
 Money market investments:
   Interest earning deposits with banks                      $       49      $     1     6.08%  $      186      $     2     4.85%
   Federal funds sold                                             8,548          119     5.53       29,723          343     4.59
   Term federal funds sold and other                              5,137           61     4.72        5,626           48     3.37
 Investment securities(3):
   Taxable                                                      514,708        8,035     6.23      543,832        8,176     6.00
   Nontaxable                                                   160,279        2,140     8.24      184,195        2,455     8.24
 Loans:
   Commercial                                                 1,273,404       28,192     8.90    1,201,928       26,078     8.76
   Real estate                                                  782,523       15,905     8.13      703,969       14,457     8.21
   Consumer                                                   1,334,473       30,554     9.09    1,170,779       26,284     8.93
   Lease financing                                               40,901          641     6.27       53,346          921     6.91
                                                              ---------       ------     ----    ---------       ------     ----
     Total earning assets(3)                                  4,120,022       85,648     8.42    3,893,584       78,764     8.24
                                                                              ------                             ------

NONEARNING ASSETS
 Cash and due from banks                                        149,302                            159,093
 Bank premises and equipment                                     72,208                             76,803
 Other nonearning assets                                        126,477                            122,087
 Allowance for loan losses                                      (45,539)                           (39,666)
                                                             ----------                         ----------
     Total assets                                            $4,422,470                         $4,211,901
                                                             ==========                         ==========
INTEREST-BEARING LIABILITIES
 Deposits:
   Demand deposits                                           $  375,544        1,533     1.62   $  395,727        1,798     1.81
   Savings deposits                                           1,046,604        7,496     2.84    1,071,985        7,350     2.73
   Time deposits                                              1,683,525       24,104     5.68    1,481,506       20,713     5.56
 Repurchase agreements and other short-term borrowings          183,505        2,297     4.97      182,654        2,068     4.50
 Long-term debt                                                  88,457        1,473     6.64       70,318        1,380     7.81
                                                              ---------       ------     ----    ---------       ------     ----
     Total interest-bearing liabilities                       3,377,635       36,903     4.34    3,202,190       33,309     4.14
                                                                              ------                             ------

NONINTEREST-BEARING LIABILITIES AND  SHAREHOLDERS' EQUITY
 Demand deposits                                                581,554                            572,541
 Other liabilities                                               55,844                             55,425
 Shareholders' equity                                           407,437                            381,745
                                                             ----------                         ----------
     Total liabilities and shareholders' equity              $4,422,470                         $4,211,901
                                                             ==========                         ==========

NET INTEREST INCOME                                                          $48,745                            $45,455
                                                                             =======                            =======
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                       4.86%                              4.83%

     (1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
     (2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,439 and $1,669 for the three months ended September 30, 1997 and 1996, respectively, based on a tax rate of 35%.

     (3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

                                   AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                  1997                               1996
                                                     -------------------------------    --------------------------------
Nine Months Ended September 30                       AVERAGE                 AVERAGE    Average                 Average
(in thousands)                                       BALANCE    INTEREST(1)  RATE(2)    Balance    Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Money market investments:
 Interest earning deposits with banks               $      145     $      5     4.88%  $    1,935     $     83     5.73%
 Federal funds sold                                      6,687          277     5.55       42,116        1,693     5.37
 Term federal funds sold and other                       5,491          200     4.86       28,790        1,087     5.06
Investment securities(3):
 Taxable                                               541,131       25,033     6.17      580,030       25,687     5.91
 Nontaxable                                            167,611        6,710     8.24      185,181        7,333     8.16
Loans:
 Commercial                                          1,254,324       82,286     8.87    1,174,508       76,729     8.83
 Real estate                                           774,244       46,797     8.06      656,449       41,083     8.34
 Consumer                                            1,270,150       86,414     9.09    1,132,119       75,811     8.94
 Lease financing                                        42,729        2,149     6.71       56,212        2,877     6.82
                                                    ----------     --------    -----   ----------     --------   ------
  Total earning assets(3)                            4,062,514      249,871     8.37    3,857,340      232,383     8.21
                                                                   --------                           --------
NONEARNING ASSETS
Cash and due from banks                                146,163                            168,661
Bank premises and equipment                             73,310                             77,592
Other nonearning assets                                123,702                            126,531
Allowance for loan losses                             (44,030)                            (39,150)
                                                    ----------                         ----------
  Total assets                                      $4,361,659                         $4,190,974
INTEREST-BEARING LIABILITIES                        ==========                         ==========
Deposits:
 Demand deposits                                    $  383,827        4,629     1.61   $  398,695        5,334     1.79
 Savings deposits                                    1,053,848       22,173     2.81    1,083,340       21,961     2.71
 Time deposits                                       1,634,278       68,931     5.64    1,455,293       61,186     5.62
Repurchase agreements and other
 short-term borrowings                                 191,952        7,025     4.89      164,794        5,722     4.64
 Long-term debt                                         85,703        4,349     6.78       86,617        4,920     7.59
                                                    ----------     --------    -----   ----------     --------   ------
  Total interest-bearing liabilities                 3,349,608      107,107     4.28    3,188,739       99,123     4.15
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS'                  --------                           --------
 EQUITY
Demand deposits                                        558,298                            565,330
Other liabilities                                       53,612                             58,298
Shareholders' equity                                   400,141                            378,607
                                                    ----------                         ----------
  Total liabilities and shareholders' equity        $4,361,659                         $4,190,974
NET INTEREST INCOME                                                $142,764                           $133,260
                                                                   ========                           ========
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                              4.84%                              4.78%

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4,662 and $5,008 for the nine months ended September 30, 1997 and 1996, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and nine months ended September 30, 1997 and 1996 is provided below. The provision for loan losses increased $1,652,000 and $4,217,000 during the three and nine months ended September 30, 1997, respectively, as compared with the same periods in 1996. The increased loan loss provision expense was due to higher net charge-offs and a desire to maintain loan loss reserves at Citizens' historical loan loss coverage levels amid high loan growth. The higher provision amounts increased the loan allowance by $6.5 million from 1.25% at September 30, 1996 to 1.32% at September 30, 1997.

The ratio of net loans charged off to average loans outstanding increased nine and two basis points, respectively, for the three and nine months ended September 30, 1997, respectively, as compared to the
same periods in 1996.   The increase resulted from higher consumer loan
charge-off's.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
(in thousands)                                      1997         1996         1997         1996
---------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period  $   45,198   $   39,231   $   42,166   $   38,705
 Charge-offs                                          5,085        4,428       10,862       10,143
 Recoveries                                             683        1,181        2,540        3,035
                                                 ----------   ----------   ----------   ----------
Net charge-offs                                       4,402        3,247        8,322        7,108
Provision for loan losses                             5,245        3,593       12,197        7,980
                                                 ----------   ----------   ----------   ----------

Allowance for loan losses - end of period        $   46,041   $   39,577   $   46,041   $   39,577
                                                 ==========   ==========   ==========   ==========

Loans outstanding at period end                  $3,496,528   $3,166,142   $3,496,528   $3,166,142
Average loans outstanding during period           3,431,301    3,130,022    3,341,447    3,019,288

Allowance for loan losses as a percentage of
 loans outstanding at period end                       1.32%        1.25%        1.32%        1.25%
Ratio of net charge-offs during period to
 average loans outstanding (annualized)                0.51         0.42         0.33         0.31
Loan loss coverage (allowance as a multiple of
 net charge-offs, annualized)                          2.6x         3.0x         4.1x         4.2x

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and nine months ended September 30, 1997 and 1996 follows:

NONINTEREST INCOME                     Three Months Ended    Nine Months Ended        Percent
                                         September 30,         September 30,       Change in 1997
                                      --------------------  --------------------  ----------------
                                                                                   Three    Nine
(in thousands)                          1997       1996       1997       1996     months   months
--------------------------------------------------------------------------------------------------
Trust fees                             $ 3,858     $ 3,561   $11,672     $10,820    8.3%     7.9%
Service charges on deposit accounts      3,129       3,240     9,163       9,323   (3.4)    (1.7)
Bankcard fees                            1,917       1,835     5,271       4,971    4.5      6.0
Brokerage and investment fees              422         444     1,261       1,362   (5.0)    (7.4)
Other loan income                          521       1,965     1,152       3,061  (73.5)   (62.4)
ATM network user fees                      910         599     2,150       1,660   51.9     29.5
Cash management services                   440         437     1,349       1,225    0.7     10.1
Safe deposit rentals                       288         320       964         958  (10.0)     0.6
Investment securities gains (losses)      (755)        134      (812)        570     (1)      (1)
Other, net                                 937         751     2,384       2,433   24.8     (2.0)
                                       -------     -------   -------     -------
 Total noninterest income              $11,667     $13,286   $34,554     $36,383  (12.2)%   (5.0)%
                                       =======     =======   =======     =======

(1) Not meaningful.

Noninterest income decreased in the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996 primarily due to a $1.55 million gain on the sale of the Corporation's residential mortgage servicing operations in the third quarter of 1996 and the subsequent curtailment of the loan servicing fee income. This decline was partially offset by enhanced trust fees, ATM network user fees and cash management services fees.

Increased trust fee income for personal and employee benefit trust services resulted in a 8.3% and 7.9% increase for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. Brokerage and investment fees declined for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due to lower market penetration. This temporary decline was attributable to the change in the brokerage provider utilized by the Corporation to sell brokerage and insurance products and the subsequent transfer of accounts for clients. The new brokerage provider is expected to enhance future revenue for the Corporation through higher profit margins, enhanced marketing and improved management reporting.

Increased volume and improved pricing strategies resulted in higher ATM network user fees for both the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. A significant portion of the increase resulted from the June 1997 implementation of a convenience fee assessed only to non-client users of the Corporation's ATM network. Cash management services fees increased $124,000 for the nine months ended as compared to the same period in the year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds from which the Corporation receives a management fee. Other miscellaneous income increased for the three months ended September 30, 1997 as compared to the same period in the prior year due to a gain on the July 1997 sale of a bank branch office and the corresponding deposits.

The 1996 and 1997 third quarter and year to date gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 1997 as compared with the same periods in 1996 are summarized in the table below.


NONINTEREST EXPENSE                      Three Months Ended    Nine Months Ended         Percent
                                           September 30,         September 30,       Changes in 1997
                                        --------------------  --------------------  ------------------
                                                                                     Three      Nine
(in thousands)                            1997       1996       1997       1996      Months    Months
------------------------------------------------------------------------------------------------------
Salaries and employee benefits            $19,986    $20,567   $ 60,778   $ 60,872    (2.8)%    (0.2)%
Equipment                                   3,069      3,119      9,428      9,241    (1.6)      2.0
Occupancy                                   2,820      3,013      8,700      9,042    (6.4)     (3.8)
Intangible asset amortization               1,386      1,663      4,712      4,975   (16.7)     (5.3)
Bankcard fees                               1,579      1,299      3,757      3,375    21.6      11.3
Stationery and supplies                       968      1,074      3,076      3,090    (9.9)     (0.5)
Postage and delivery                        1,116      1,107      3,305      3,252     0.8       1.6
Advertising and public relations              911        893      3,351      3,259     2.0       2.8
Taxes, other than income taxes                795        860      2,414      2,437    (7.6)     (0.9)
Other loan fees                               796        923      2,406      2,632   (13.8)     (8.6)
Consulting and other professional fees        972        951      2,534      2,186     2.2      15.9
Legal, audit and examination fees             370        574      1,722      1,758   (35.5)     (2.0)
Special charge (1)                         23,734        ---     23,734        ---      (2)       (2)
Other, net                                  2,838      2,937      9,769     10,329    (3.4)     (5.4)
                                          -------    -------   --------   --------
 Total noninterest expense                $61,340    $38,980   $139,686   $116,448    57.4%     20.0%
                                          =======    =======   ========   ========

(1) Special charge associated with CB Financial Corporation merger and information technology operations reorganization. (2) Not meaningful.

In the third quarter of 1997, the Corporation announced a special charge of $23.7 million related to its July 1, 1997, merger with CB Financial Corporation and the reorganization of Citizens' information technology operations. The special charge includes $16.1 million of merger related expenses comprised of $8.5 million of direct merger and restructuring-related charges and a $7.6 million write-down of goodwill and core deposit intangibles. This write-down reflects the impairment of assets related to previous acquisitions of CB Financial Corporation. The merger related expenses reflect the cost of integrating and consolidating branch network and administrative facilities, severance arrangements, professional services and other expenses directly related to the merger.

Also in the third quarter, the Corporation entered into a strategic arrangement with M & I Data Services of Milwaukee, Wisconsin, as part of its efforts to upgrade its information technology operations. This arrangement will provide the Corporation with the professional expertise and technological resources necessary to improve its competitive position in a rapidly changing technological environment. The Corporation believes it will enhance its position to quickly respond to the demands of its markets and support future strategic initiatives. The strategic arrangement will also address Year 2000 information systems-related issues. The third quarter special charge includes expenses of $7.6 million related to this arrangement, comprised of up-front conversion and reorganization costs.

The Corporation anticipates that the merger and reorganization will have a positive effect on its future operating performance. In addition, the special charge is not expected to adversely affect current and future dividends.

Excluding the special charge, operating expenses were down 3.5% and 0.4% for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The decline in operating expenses is primarily attributable to the operating efficiencies achieved from the CB Financial Corporation merger and other initiatives during the past year.

This disclosure contains forward-looking statements about expected savings and effects of the merger and other which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense decreased 2.8% and 0.2% for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. Salary expense declined 3.3% and 1.0% for the three and nine month comparison due to operating efficiencies attributable to staff reductions from the July 1, 1997 CB Financial Corporation merger, the June 1997 consolidation of the Corporation's six Michigan bank charters into one charter and the September 1996 sale of the Corporation's mortgage servicing operations.


OTHER NONINTEREST EXPENSE
Excluding the special charge, other noninterest expenses decreased 4.3% and 0.7% for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. The most significant decreases were attributable to intangible asset amortization, other loan fees and legal, audit and examination fees partially offset by increased bankcard fee expenses.

Increases in bankcard expenses resulted from higher costs associated with the Corporation's outside provider for processing services and enhanced loss prevention efforts. Consulting and other professional services increased for the nine months ended September 30, 1997 as compared with the same period in the prior year due to various ongoing corporate automation projects.

Intangible asset amortization expense declined due to the write-down of goodwill and core deposit intangibles related to previous acquisitions of CB Financial Corporation. Other loan fees declined in the three and nine month comparison due to a change in accounting policy in the fourth quarter of 1996 which deferred external costs incurred by the Corporation to originate home equity loans. The costs are being amortized over the expected life of the loans. Lower audit and examination fees are the result of the July 1, 1997 CB Financial Corporation merger and the 1996 consolidation of the Corporation's Michigan bank charters.

INCOME TAXES
Excluding the effect of the special charge, higher pre-tax earnings and a slightly lower level of tax-exempt interest income resulted in increased federal income tax expense for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year.


BALANCE SHEET
The Corporation had total assets of $4.413 billion as of September 30, 1997, an increase of $107 million or 2.5% from $4.306 billion as of December 31, 1996. Average earning assets comprised 93.1% of average total assets during the first nine months of 1997 compared with 92.0% in the first nine months of 1996. This increase is the result of enhanced cash management techniques implemented during 1996 and early 1997 which lowered the Corporation's cash and correspondent bank balances.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 17.7% of average earning assets during the first nine months of 1997, compared with 21.7% for the same period of 1996. Average money market investment decreased to 0.2% of total average earning assets during the first nine months of 1997, from 1.9% during the corresponding period of 1996. This decline resulted from funding requirements to support loan growth.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries; one located in Michigan and one in Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. Total average loans increased 10.7% in the first nine months of 1997 as compared to the same period in 1996. This growth occurred in all categories except lease financing.

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

At September 30, 1997, loans considered to be impaired under the Statements totalled $18.7 million (of which $11.4 million were on a nonaccrual basis). Included within this amount was $7.0 million of impaired loans for which the related allowance for loan losses was $0.6 million and $11.7 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1997 was approximately $17.8 million. For the quarter ended September 30, 1997, the Corporation recognized interest income of $0.3 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

At September 30, 1996, loans considered to be impaired under the Statements totalled $21.0 million (of which $10.9 million were on a nonaccrual basis). Included within this amount is $7.0 million of impaired loans for which the related allowance for loan losses was $0.4 million and $14.0 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1996 was approximately $23.2 million. For the quarter ended September 30, 1996, the Corporation recognized interest income of $0.4 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

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

The table below provides a summary of nonperforming assets as of September 30, 1997, December 31, 1996 and September 30, 1996. Total nonperforming assets amounted to $25.2 million as of September 30, 1997, compared with $25.3 million as of December 31, 1996 and $22.6 million as
of September 30, 1996.   Nonperforming assets as a percent of total
assets are comparable for all three periods presented. Effective in the third quarter of 1997, the Corporation changed its nonperforming asset policy to include repossessed assets acquired from consumer loans. All nonperforming asset disclosures in this filing have been restated to include all repossessed assets.

NONPERFORMING ASSETS
                                                                September 30,      December 31,    September 30,
(in thousands)                                                      1997              1996            1996
----------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
 Nonaccrual:
  Less than 30 days past due                                          $ 5,171           $ 5,555        $ 6,190
  From 30 to 89 days past due                                           1,463             1,370          1,512
  90 or more days past due                                             13,617            12,856          9,868
                                                                      -------           -------        -------
   Total                                                               20,251            19,781         17,570
 90 days past due and still accruing                                      662             1,874          1,299
 Restructured                                                             487               502            520
                                                                      -------           -------        -------
   Total nonperforming loans                                           21,400            22,157         19,389
OTHER REPOSSESSED ASSETS ACQUIRED                                       3,766             3,118          3,183
                                                                      -------           -------        -------
   Total nonperforming assets                                         $25,166           $25,275        $22,572
                                                                      =======           =======        =======
Nonperforming assets as a percent of total loans plus other
repossessed assets                                                       0.72%             0.78%          0.71%
Nonperforming assets as a percent of total assets                        0.57              0.59           0.53

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in
quality if economic conditions change.   As of September 30, 1997 such
credits amounted to $23.9 million or 0.6% of total loans, compared with $12.6 million or 0.3% at December 31, 1996 and $9.6 million or 0.3% as of September 30, 1996. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry. The increase in potential nonperforming loans for the period ending September 30, 1997 as compared to the two prior periods presented is primarily attributable to the application of Citizens' loan review and classification criteria to the CB Financial Corporation loan portfolio subsequent to the July 1, 1997 merger.

DEPOSITS
The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. In the third quarter of 1997, the Corporation purchased approximately $20.0 million in deposits from a brokerage house as an alternative source of funding. The deposits mature in intervals over the next three years. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Average deposits increased 3.6% in the first nine months of 1997 as compared to the same period in 1996. The shift in deposits from demand and savings accounts to time accounts reflects changing customer liquidity preferences and the desire for higher yields. Management seeks to maintain core deposit stability by offering clients a wide range of deposit products at competitive rates.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $192.0 million during the first nine months of 1997 compared with $164.8 million during the same period of 1996. This increase is attributable to greater utilization of short-term borrowings from the Federal Home Loan Bank and purchases of overnight federal funds. Long-term debt accounted for
$85.7 million or 2.6% of average interest-bearing funds for the first nine months of 1997, decreasing from $86.6 million or 2.4% for the same period in 1996. To finance the February 28, 1995 acquisition, the Corporation's Parent company obtained a $115 million seven year amortizing revolving credit facility. The Corporation has reduced th balance to $33.0
million at September 30, 1997.   Of this amount, $13.0 million reprices in
1997, $7.0 million in March 1998 and $13.0 million in 1999. The debt agreement allows the Corporation to prepay the debt without penalty subject to certain restrictions. The Parent company services the debt's principal and interest payments with dividends from the subsidiary banks. The agreement also requires the Corporation to maintain certain financial covenants. The Corporation is in full compliance with all debt covenants as of September 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS
In September 1996, the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In December 1996, the Financial Accounting Standards Board issued Statement No. 127 which delayed the effective dates of certain provisions of the original Statement. The Statements establish accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation has adopted the Statements to the extent permitted and will adopt the remaining provisions effective January 1, 1998. The adoption is not expected to be material.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS), simplifies the standards for computing and makes the calculation comparable to international standards. Primary EPS will be replaced by basic EPS and requires basic and fully diluted EPS to be presented on the face of the income statement. The Statement is effective for periods ending after December 15, 1997 and supersedes APB Opinion No. 15 and AICPA Accounting interpretations 1-102 of Opinion 15. Early adoption is not permitted and full restatement of EPS must occur upon adoption. The Corporation will adopt the Statement for year end 1997 reporting and does not expect the impact to the current EPS calculation to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income". The Statement establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Presently, the only component of comprehensive income not included in net income is unrealized gains or losses on available-for-sale investment securities. The Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. The Corporation plans to adopt the Statement in 1998.

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

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.


CAPITAL RATIOS             Regulatory
                         Minimum For "Well    SEPTEMBER 30,  December 31,  September 30,
                            Capitalized"          1997         1996          1996
----------------------------------------------------------------------------------------
 Risk based capital:
   Tier I                         6.0%           9.6%          9.8%           9.8%
   Total capital                 10.0           10.9          11.1           11.0
 Tier I leverage                  5.0            7.7           7.5            7.6

COMMON AND PREFERRED STOCK
The Corporation initiated a stock repurchase program in November 1987.
A total of 1,260,970 shares have been purchased under this program at an average price of $15.84 per share. Effective January 27, 1997, the Corporation's stock repurchase program was formally rescinded by its Board of Directors in conjunction with the agreement to acquire CB Financial Corporation.

OTHER
Total shareholders' equity was $399.1 million or $21.45 per share as of September 30, 1997, compared with $315.2 million or $21.18 per share as of December 31, 1996 and $386.6 million or $20.82 per share as of September 30, 1996. The Corporation declared cash dividends of $0.83 per share during the first nine months of 1997, an increase of 10.7% over the $0.75 per share declared during the same period in 1996.

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


KEY LIQUIDITY RATIOS
                                           SEPTEMBER 30,     December 31,    September 30,
                                              1997             1996             1996
                                             ---------------------------------------------
Quarterly average:
 Loans to deposits                             93.1%           89.7%             88.9%
 Liquid assets to volatile funding             31.6            44.9              43.9
 Core funding to total funding                 87.7            87.9              86.6

The Corporation's quarterly average loan to deposit ratio increased to 93.1% at September 30, 1997 from 89.7% at December 31, 1996 as a result of loan growth surpassing deposit growth. The parent will continue to service the scheduled principal and interest payments with dividends from the Corporation's subsidiary banks. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 1997 is illustrated in the following table.

As shown, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets slightly above rate sensitive liabilities by $20.2 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


INTEREST RATE SENSITIVITY
                                                                                    TOTAL
September 30, 1997           1 - 30       31 - 90        91 - 180    181 - 365      WITHIN       1-5         Over
(in millions)                 Days          Days           Days         Days        1 YEAR      Years      5 Years       Total
----------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS (3)
 Loans                      $1,092.9      $  131.6         $ 176.6       $ 347.7    $1,748.8    $1,237.8      $509.9      $3,496.5
 Investment securities          13.9          32.3            36.7          88.2    $  171.1       268.4       148.6         588.1
 Short-term investments         37.1           ---             ---           ---        37.1         ---         ---          37.1
                            --------      --------         -------       -------    --------    --------      ------      --------
  Total                     $1,143.9      $  163.9         $ 213.3       $ 435.9    $1,957.0    $1,506.2      $658.5      $4,121.7
                            ========      ========         =======       =======    ========    ========      ======      ========

RATE SENSITIVE LIABILITIES
 Deposits (2)               $  270.8      $  329.0         $ 451.5       $ 663.2    $1,714.5    $1,195.4      $186.8      $3,096.7
 Short-term borrowings         130.8          39.3             ---           ---       170.1         ---         ---         170.1
 Long-term debt                  1.2           0.5             7.5          43.1        52.2        40.0         2.6          94.8
                            --------      --------         -------       -------    --------    --------      ------      --------
  Total                     $  402.8      $  368.8         $ 459.0       $ 706.3    $1,936.8    $1,235.4      $189.4      $3,361.6
                            ========      ========         =======       =======    ========    ========      ======      ========
Period GAP (1)              $  741.1      $ (204.9)        $(245.7)      $(270.4)   $   20.2    $  270.8      $469.1      $  760.1
Cumulative GAP                 741.1         536.2           290.5          20.2                   291.0       760.1
Cumulative GAP to
 Total Assets                  16.79%        12.15%           6.58%         0.46%       0.46%       6.59%      17.22%        17.22%
Multiple of Rate Sensitive
 Assets to Liabilities          2.84          0.44            0.46          0.62        1.01        1.22        3.48          1.23

(1)  GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $439 million in the less than one year category, and $959 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5.  OTHER INFORMATION:

On October 17, 1997, the Corporation announced that the Board of Directors approved a 3-for-2 stock split effected in the form of a dividend to shareholders of record on October 27, 1997 payable to shareholders on November 18, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 3. Exhibits:
     (3)(b)   Amended and Restated Bylaws.
     (11)     Statement re: computation of per share earnings.
     (27)     Financial Data Schedule.

(b) Reports on Form 8-K--None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CITIZENS BANKING CORPORATION



Date November 7, 1997                 By   /s/ John W. Ennest
     ---------------------                 -------------------------------------
                                           John W. Ennest
                                           Vice Chairman of the Board,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Duly Authorized Signatory)

                               INDEX TO EXHIBIT

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------


  (3)(b)                     Amended and Restated Bylaws.
  (11)                       Statement re: computation of per share earnings.
  (27)                       Financial Data Schedule.