Form 10-K
period 1997-12-31
CITIZENS BANKING CORP
filed 1998-03-26
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1997
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
For the transition period from            to
                               ----------    ----------

Commission file Number   0-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      MICHIGAN                             38-2378932
-----------------------------------------------     ----------------------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)                    Identification No.)

            One Citizens Banking Center,
       328 S. Saginaw Street, Flint, Michigan                48502
-----------------------------------------------     ----------------------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (810) 766-7500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $979,963,000 as of March 11, 1998.

         The number of shares outstanding of the registrant's Common Stock (No par value) was 28,100,347 as of March 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Citizens Banking Corporation Proxy Statement for its annual meeting of shareholders to be held April 21, 1998 are incorporated by reference into Part III.

(Exhibit Index - Pages 13 through 15)

                          CITIZENS BANKING CORPORATION

                         1997 Annual Report on Form 10-K



                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I
    Item 1.  Business ...................................................................................... 3
    Item 2.  Properties .................................................................................... 7
    Item 3.  Legal Proceedings ............................................................................. 7
    Item 4.  Submission of Matters To a Vote of Security Holders  .......................................... 7

PART II
    Item 5.  Market for the Registrant's Common Equity and
                 Related Stockholder Matters ............................................................... 8
    Item 6.  Selected Financial Data ....................................................................... 8
    Item 7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..................................................................... 8
    Item 8.  Financial Statements and Supplementary Data ................................................... 8
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................................. 8

PART III
    Item 10. Directors and Executive Officers of the Registrant ............................................ 9
    Item 11. Executive Compensation ........................................................................ 9
    Item 12. Security Ownership of Certain Beneficial Owners and Management  ............................... 9
    Item 13. Certain Relationships and Related Transactions ................................................ 9

PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................. 10

SIGNATURES       .......................................................................................... 11

EXHIBIT INDEX    .......................................................................................... 13

                                     Part I

Item 1. Business.

General
         Citizens Banking Corporation ("Corporation") was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 1997, the Corporation directly or indirectly owned two banking subsidiaries and five nonbanking subsidiaries and had 1978 full-time equivalent employees. Additional information related to the subsidiaries at year-end 1997 is provided below.


====================================================================================================================
                                                        Principal        Number of       Total           Date
                    Subsidiary                            Office          Offices       Assets         Acquired
                                                                                     (in millions)
--------------------------------------------------------------------------------------------------------------------
Citizens Bank(1)                                         Flint, MI        124         $4,166.4          01/01/1982
Citizens Bank - Illinois, N.A.                          Berwyn, IL         4             247.5          05/01/1987

====================================================================================================================

(1) Consolidated totals of Citizens Bank include its wholly owned nonbank subsidiaries, Citizens Commercial Leasing Corporation ("CCLC"); CB Financial Services, Inc.; Citizens Bank Mortgage Corporation; Citizens Title Services, Inc. and Lakeshore Insurance Agency, Inc. (not active). All of the named subsidiaries are based in Flint, Michigan except for CCLC which is based in Saginaw, Michigan.

         The Corporation's subsidiary banks are full service commercial banks offering a variety of financial services to corporate, commercial, correspondent and individual bank customers. These services include commercial, mortgage and consumer lending, demand and time deposits, trust services, investment services, safe deposit facilities, and other financial products and services. The bank subsidiaries are wholly owned by the Corporation and operate through 128 banking offices. The offices are located along the Interstate 75 corridor within the State of Michigan from northern suburban Detroit to the greater Grayling/Gaylord area as well as western suburban Detroit and central and southwestern Michigan.
         On July 1, 1997, the Corporation expanded its market presence in Michigan due to the merger with CB Financial Corporation headquartered in Jackson, Michigan. The merger resulted in an expanded presence in the greater Jackson/Lansing markets and in northwestern Michigan with over thirty new Citizens branch locations. As part of the merger, Citizens issued 6,256,355 shares of its common stock in a tax free exchange for all of the outstanding shares of CB Financial Corporation. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information presented.
         Citizens Commercial Leasing Corporation, a wholly owned nonbank subsidiary of Citizens Bank, engages in direct lease financing of office, medical and other equipment, and participates in high quality indirect lease participations.
         On December 29, 1994 the State of Michigan amended the State's Banking Code of 1969 to allow banks to engage in the insurance business and to own an insurance agency. Although the National Bank Holding Company Act prohibits the holding company from direct ownership of an insurance agency, banks within the holding company may now do so. During the second quarter of 1997, Citizens Bank established a wholly owned subsidiary, called CB Financial Services, Inc. Through this subsidiary, the Corporation sells life insurance and annuity products to clients subject to certain restrictions.

         In the fourth quarter of 1997, Citizens Bank established a wholly owned subsidiary, Citizens Bank Mortgage Corporation. The new Corporation originates new mortgage loans to be held by the subsidiary or sold to the secondary market. The new Corporation provides residential mortgage services similar to those previously provided by Citizens Bank. Also in the fourth quarter of 1997, Citizen Bank established a wholly owned subsidiary, Citizens Title Services, Inc. This new subsidiary provides title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing.

Competition
         The financial services industry is highly competitive. The banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. Citizens Commercial Leasing Corporation competes directly with other leasing companies. Citizens Title Services, Inc. competes directly with other title insurance companies.
         Loans comprise 77.3% of the Corporation's average assets and are made in the normal course of business to individuals, partnerships, municipalities and corporations. Credit is extended to customers within the commercial, commercial mortgage, real estate construction, real estate mortgage, consumer and lease financing categories. Consumer loans are primarily composed of automobile, personal, marine, home equity and bankcard loans and represent 38.2% of the 1997 average loan portfolio. Consumer loans originated follow strict Corporate credit underwriting procedures. Real estate mortgage loan extensions are primarily first liens on one to four family structures and unless insured by a private mortgage insurance company typically have traditional loan to appraisal ratios of 80% or less. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 of this document on pages 11 to 13 under the captions "Loans" and "Nonperforming Assets".
         Mergers between and the expansion of financial institutions both within and outside of our primary markets of Michigan and Illinois have provided significant competitive pressure in those markets. In addition, the passage of federal interstate banking legislation has expanded the banking market and heightened competitive forces. The affect of this legislation is further discussed on page 5 under the caption "Supervision and Regulation".
         On June 1, 1996, the Corporation consolidated its six Michigan chartered banks into one bank called Citizens Bank. The consolidation further streamlined operations and reduced certain costs however, local management was retained and the local boards of directors were retained as "community boards".
         Other factors such as employee relations and environmental laws also impact the Corporation's competitiveness. Presently, none of the Corporation's employees are covered by collective bargaining agreements and the Corporation maintains a favorable relationship with it's employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
         Citizens Banking Corporation is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the Corporation to provide notice or obtain the prior approval of the Board of Governors of the Federal Reserve System for bank and nonbank acquisitions and prescribes limitations on the nonbanking activities of the Corporation. As a bank holding company, the Corporation and its subsidiaries are able only to conduct the business of banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.
         The Corporation's subsidiary banks are subject to various regulatory authorities. Citizens Bank is chartered by the State of Michigan and is subject to supervision, regulation and examination by the Financial Institutions Bureau of the State of Michigan as well as the Federal Reserve Board. Citizens Bank - Illinois, N.A. is chartered under federal law and is subject to supervision, regulation and examination by the Comptroller of the Currency. Both banks are subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"), as their deposits are insured by the FDIC to the extent provided by the law. In addition, both banks are members of the Federal Reserve System. The Corporation's nonbank companies are supervised and examined by the Federal Reserve System.
         Certain regulatory matters concerning capital adequacy guidelines for the Corporation and its banking subsidiaries, limitations on the payment of dividends to the Corporation by its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 of this document on pages 16 through 17 and 36 through 37 under the captions, "Liquidity and Debt Capacity" and "Note 16. Regulatory Matters", respectively.
         The 1994 passage of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act allows states the ability to enact legislation permitting interstate branching but have no choice in opting out of provisions related to interstate banking. The effect of the interstate banking provisions do not impact Michigan or neighboring states since these states have previously passed legislation allowing bank holding companies to own bank affiliates in multiple states. On November 29, 1995 the Michigan legislature passed Public Act 202 permitting interstate branching. This law allows a bank the ability to establish branches outside of the State of Michigan provided that state adopts similar legislation. However, since Citizens is headquartered in Michigan and currently has only one subsidiary outside of the state this does not significantly affect the Corporation. The Corporation may be impacted as states adjacent to Michigan pass similar legislation. The impact of this is not expected to significantly affect the Corporation's strategic plan, except to allow potentially greater consolidation benefits if the Corporation acquires banks outside of Michigan.
         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") adopted in August 1989 significantly affected financial institutions. Key provisions of FIRREA provided for the acquisition of thrift institutions by bank holding companies (previously only failing thrifts were permitted to be acquired), increased deposit insurance assessments for insured banks, redefined applicable capital standards for banks and thrifts, broadened the enforcement power of federal bank regulatory agencies, and required that any FDIC-insured depository institution be held liable for any loss incurred by the FDIC in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, imposed on banks relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the major provisions contained in FDICIA includes recapitalization of the Bank Insurance Fund ("BIF"), a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operation.
         FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. In response to the BIF attaining the designated reserve ratio in 1995, FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". Both of the Corporation's subsidiaries have sufficient capital to maintain this designation (the FDIC's highest rating). In 1998, banks maintaining the "well capitalized" designation will again have no FDIC insurance premium requirements except for a special assessment of 1.3 cents per 100 dollars of deposits. This special assessment resulted from the September 30, 1996 passage of Deposit Insurance Funds Act of 1996 by Congress and applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessments paid by the Corporation's subsidiary banks.

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

Environmental Matters
         The Corporation's primary exposure to environmental risk is through its provision of trust services and its lending activities. In each instance, the Corporation has policies and procedures in place to mitigate its environmental risk exposures. With respect to lending activities, environmental site assessments at the time of loan origination are mandated by the Corporation to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, the Corporation utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently the Corporation does not anticipate any material effect on capital expenditures, earnings or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in the "Item 3. Legal Proceedings" section of this document.

ITEM 2. PROPERTIES.

         The Corporation's offices are located at One Citizens Banking Center, 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, its largest bank subsidiary. The Corporation's subsidiaries operate through 131 banking offices. Of these, 40 are leased and the remaining are owned. Rent expense on the leased properties totaled $1,889,067 in 1997.
         The banking offices are located in various communities throughout the State of Michigan and in the Chicago suburbs of Berwyn, Cicero and Elk Grove, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants.
         Additional information related to the property and equipment owned or leased by the Corporation and its subsidiaries is incorporated herein by reference from Exhibit 13 on page 29 under the caption "Note 7. Premises and Equipment" of this document.

ITEM 3. LEGAL PROCEEDINGS.

         The Corporation and its subsidiaries are parties to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the financial condition or the liquidity of the Corporation.
         From time to time, certain of the Corporation's subsidiaries are notified by applicable environmental regulatory agencies, pursuant to State or Federal environmental statutes or regulations, that they may be potentially responsible parties ("PRPs") for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediating the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. The Corporation's management is not presently aware of any environmental liabilities which pose a reasonable possibility of future material impact on the Corporation or its earnings. It is the Corporation's policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S MATTERS.

         The information required by this item is incorporated herein by reference from Exhibit 13 on page 19 under the caption "Table 13. Selected Quarterly Information" of this document.
         The approximate number of shareholders of the Registrant's common stock is 11,338 as of December 31, 1997. This number includes an estimate for individual participants in the security positions of certain shareholders of record.
         Restrictions on the Registrant's ability to pay dividends is incorporated herein by reference from Exhibit 13 on pages 36 and 37 under the caption "Note 18. Regulatory Matters" of this document.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements are incorporated herein by reference from
Exhibit 13 on pages 21 through 41 of this document.

         Supplementary data of the Corporation's quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 19 of this document under the caption "Table 13. Selected Quarterly Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears in the Corporation's proxy statement for its annual meeting of shareholders to be held April 21, 1998 ("1997 Proxy Statement"), and is incorporated herein by reference as follows:

         Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 4 through 7 and on pages 12 through 14, respectively, of the 1997 Proxy Statement.

         Regulation S-K Item 405 disclosure: Appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item appears under the caption "Compensation of Directors," on page 9 and under the captions "Executive Compensation", "Compensation and Benefits Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 15 through 25 of the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 3 and 4, respectively, of the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on page 25 of the 1997 Proxy Statement, and is incorporated herein by reference.

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

(b)  Reports on Form 8-K
         No reports of Form 8-K were filed for the quarter ended
         December 31, 1997.

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


CITIZENS BANKING CORPORATION
(Registrant)


by /s/Robert J. Vitito                                    Date:  March 19, 1998
   ---------------------------------------
Robert J. Vitito
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                    Capacity                               Date
-----------------------------------------   -----------------------------------------   ----------------------------

/s/Charles R. Weeks                         Chairman of the Board and                         March 19, 1998
-----------------------------------------   Director
Charles R. Weeks

/s/Robert J. Vitito                         President, Chief Executive                        March 19, 1998
-----------------------------------------   Officer and Director
Robert J. Vitito

/s/John W. Ennest                           Vice Chairman of the Board,                       March 19, 1998
-----------------------------------------   Chief Financial Officer,
John W. Ennest                              Treasurer and Director


/s/Edward P. Abbott                         Director                                          March 19, 1998
-----------------------------------------
Edward P. Abbott

/s/Hugo E. Braun, Jr.                       Director                                          March 19, 1998
-----------------------------------------
Hugo E. Braun, Jr.

/s/Jonathan E. Burroughs II                 Director                                          March 19, 1998
-----------------------------------------
Jonathan E. Burroughs II



               Signature                                    Capacity                              Date
-----------------------------------------   -----------------------------------------   --------------------------

/s/Joseph P. Day                            Director                                         March 19, 1998
-----------------------------------------
Joseph P. Day

/s/Lawrence O. Erickson                     Director                                         March 19, 1998
-----------------------------------------
Lawrence O. Erickson

/s/Victor E. George                         Director                                         March 19, 1998
-----------------------------------------
Victor E. George

/s/William J. Hank                          Director                                         March 19, 1998
-----------------------------------------
William J. Hank

/s/Stephen J. Lazaroff                      Director                                         March 19, 1998
-----------------------------------------
Stephen J. Lazaroff

/s/William F. Nelson, Jr.                   Director                                         March 19, 1998
-----------------------------------------
William F. Nelson, Jr.

/s/Gerald Schrieber                         Director                                         March 19, 1998
-----------------------------------------
Gerald Schrieber

/s/William C. Shedd                         Director                                         March 19, 1998
-----------------------------------------
William C. Shedd

/s/James E. Truesdell, Jr.                  Director                                         March 19, 1998
-----------------------------------------
James E. Truesdell, Jr.

/s/Ada C. Washington                        Director                                         March 19, 1998
-----------------------------------------
Ada C. Washington

/s/Kendall B. Williams                      Director                                         March 19, 1998
-----------------------------------------
Kendall B. Williams

/s/James L. Wolohan                         Director                                         March 19, 1998
-----------------------------------------
James L. Wolohan

                          CITIZENS BANKING CORPORATION
                         1997 Annual Report on Form 10-K


                                  EXHIBIT INDEX
                   (FILED AS PART OF THIS REPORT ON FORM 10-K)
  Exhibit                                                                                   Form 10-K
    No.                                   Exhibit                                            Page No.
  -------                                 -------                                           ---------


   3(a)        Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of the Corporation's 1995 Annual
                Report on Form 10K, file number 0-10535).                                        N/A

   3(b)        Amended and Restated Bylaws. (incorporated by reference from
                Exhibit 3(b) of the Corporation's 1997 Third Quarter Report on
                Form 10-Q, file number 0-10535).                                                 N/A

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


  Exhibit                              EXHIBIT INDEX (continued)                          Form 10-K
    No.                                         Exhibit                                    Page No.
  -------                                       -------                                   ----------

   10(g)       Citizens Banking Corporation Management Incentive Compensation
                Program (incorporated by reference from page 22 of the
                Corporation's Proxy Statement for its 1997 Annual Meeting of
                Shareholders under the caption "Management Incentive Plan", file
                number 0-10535).                                                                N/A

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

   10(m)       Agreement between Charles R. Weeks and Citizens Banking
                Corporation to continue as Chairman of the Board of Directors.                  N/A

   10(n)       Citizens Banking Corporation Amended and Restated Section 401(k)
                Plan (incorporated by reference from Exhibit 99.1 of the
                Corporation's registration statement on Form S-8 filed
                August 2, 1996 -- Registration No. 333-09455).                                  N/A

   10(o)       Citizens Banking Corporation Supplemental Retirement Benefits
                Plan for Gary O. Clark.  (incorporated by reference from Exhibit
                10(o) of the Corporation's 1996 Annual Report on Form 10-K, file
                number 0-10535)                                                                 N/A

   10(p)       Citizens Banking Corporation Supplemental Retirement Benefits
                Plan for John W. Ennest. (incorporated by reference from Exhibit
                10(p) of the Corporation's 1996 Annual Report on Form 10-K, file
                number 0-10535)                                                                 N/A





  Exhibit                                  EXHIBIT INDEX (continued)                          Form 10-K
    No.                                           Exhibit                                      Page No.
  -------                                         -------                                     ---------
   10(q)      Citizens Banking Corporation Supplemental Retirement Benefits Plan
               for Robert J. Vitito.  (incorporated by reference from Exhibit
               10(q) of the Corporation's 1996 Annual Report on Form 10-K, file
               number 0-10535)                                                                   N/A

   10(r)       Citizens Banking Corporation Third Amended Stock Option Plan                      N/A
                (incorporated by reference from Exhibit 10(r) of the
                Corporation's 1997 Second Quarter Report on Form 10-Q, file number 0-10535).

   10(s)       Citizens Banking Corporation Change in Control Agreement                          (1)

      11       Computation of Per Share Earnings                                                 (1)

      13       Citizens Banking Corporation 1997 Annual Report (except as to portions expressly incorporated herein, said Annual Report is
                included only for information).                                                  (1)

      21       Subsidiaries of the Corporation                                                   (1)

      23       Consents of Independent Accountants                                               (1)

      27       Financial Data Schedules                                                          (1)

    N/A - not applicable, exhibit incorporated by reference.

   (1) Exhibit included on the following pages of this Annual Report on Form 10K filing.

   All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.