Form 10-Q
period 1998-03-31
CITIZENS BANKING CORP
filed 1998-05-13
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 1998
                    ------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------  ---------------
Commission file Number   0-10535

                          CITIZENS BANKING CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                               38-2378932
      --------------------------------             ------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

   One Citizens Banking Center, Flint, Michigan              48502
   --------------------------------------------         ---------------
   (Address of principal executive offices)                (Zip Code)

                                 (810) 766-7500
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           X  Yes       No
                          ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 30, 1998
    ---------------------------                 -----------------------------
     Common Stock, No Par Value                        28,167,942 Shares


                         (This report contains 23 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements................................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................  8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................  21

     Item 2 - Changes in Securities...........................................  21

     Item 3 - Defaults Upon Senior Securities.................................  21

     Item 4 - Submission of Matters to a Vote of Security Holders.............  21

     Item 5 - Other Information...............................................  21

     Item 6 - Exhibits and Reports on Form 8-K................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                             MARCH 31,     December 31,
(in thousands)                                                                                 1998            1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                                $   167,126     $   168,351
    Money market investments:
       Interest-bearing deposits with banks                                                         58             246
       Federal funds sold                                                                      110,000              --
       Term federal funds and other                                                              2,550          11,976
                                                                                           -----------     -----------
              Total money market investments                                                   112,608          12,222
    Securities available-for-sale:
       U.S. Treasury and federal agency securities                                             405,028         390,046
       State and municipal securities                                                          162,762         166,877
       Other securities                                                                         25,079          18,459
                                                                                           -----------     -----------
              Total investment securities                                                      592,869         575,382
    Loans:
       Commercial                                                                            1,333,880       1,317,213
       Real estate construction                                                                 61,095          71,035
       Real estate mortgage                                                                    779,109         779,567
       Consumer                                                                              1,280,268       1,336,120
       Lease financing                                                                          31,976          37,684
                                                                                           -----------     -----------
              Total loans                                                                    3,486,328       3,541,619
       Less: Allowance for loan losses                                                         (46,480)        (45,911)
                                                                                           -----------     -----------
              Net loans                                                                      3,439,848       3,495,708
    Premises and equipment                                                                      70,012          69,415
    Intangible assets                                                                           58,629          60,016
    Other assets                                                                                55,606          58,177
                                                                                           -----------     -----------
              TOTAL ASSETS                                                                 $ 4,496,698     $ 4,439,271
                                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
       Noninterest-bearing                                                                 $   583,878     $   600,498
       Interest-bearing                                                                      3,136,123       3,093,848
                                                                                           -----------     -----------
              Total deposits                                                                 3,720,001       3,694,346
    Federal funds purchased and securities sold
       under agreements to repurchase                                                          112,300         141,713
    Other short-term borrowings                                                                 21,587          33,153
    Other liabilities                                                                           58,274          52,052
    Long-term debt                                                                             165,709         108,165
                                                                                           -----------     -----------
              Total liabilities                                                              4,077,871       4,029,429
    SHAREHOLDERS' EQUITY
    Preferred stock - No par value                                                                  --              --
    Common stock - No par value                                                                121,413         120,274
    Retained earnings                                                                          293,904         285,706
    Other accumulated comprehensive net income                                                   3,510           3,862
                                                                                           -----------     -----------
              Total shareholders' equity                                                       418,827         409,842
                                                                                           -----------     -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 4,496,698     $ 4,439,271
                                                                                           ===========     ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
(in thousands, except per share data)                                       1998          1997
-----------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                            $ 75,675      $ 69,397
   Interest and dividends on investment securities:
     Taxable                                                                6,855         8,301
     Nontaxable                                                             1,923         2,307
   Money market investments                                                   754           222
                                                                         --------      --------
       Total interest income                                               85,207        80,227
                                                                         --------      --------
INTEREST EXPENSE
   Deposits                                                                32,940        30,669
   Short-term borrowings                                                    1,481         2,206
   Long-term debt                                                           2,010         1,471
                                                                         --------      --------
       Total interest expense                                              36,431        34,346
                                                                         --------      --------
NET INTEREST INCOME                                                        48,776        45,881
Provision for loan losses                                                   3,510         3,210
                                                                         --------      --------
       Net interest income after provision for loan losses                 45,266        42,671
                                                                         --------      --------
NONINTEREST INCOME
   Trust fees                                                               4,613         3,974
   Service charges on deposit accounts                                      3,009         2,958
   Bankcard fees                                                            1,773         1,654
   Other loan income                                                          529           295
   Investment securities gains (losses)                                        50           (24)
   Other                                                                    3,017         2,488
                                                                         --------      --------
       Total noninterest income                                            12,991        11,345
                                                                         --------      --------
NONINTEREST EXPENSE
   Salaries and employee benefits                                          20,397        20,258
   Equipment                                                                3,107         3,195
   Occupancy                                                                2,837         3,029
   Intangible assets amortization                                           1,386         1,663
   Bankcard fees                                                            1,183         1,030
   Stationery and supplies                                                  1,010         1,092
   Postage and delivery                                                     1,089         1,109
   Advertising and public relations                                         1,202         1,100
   Other                                                                    6,481         6,141
                                                                         --------      --------
       Total noninterest expense                                           38,692        38,617
                                                                         --------      --------
INCOME BEFORE INCOME TAXES                                                 19,565        15,399
Income taxes                                                                6,043         4,510
                                                                         --------      --------
NET INCOME                                                               $ 13,522      $ 10,889
                                                                         ========      ========
NET INCOME PER SHARE:
   Basic                                                                 $   0.48      $   0.39
   Diluted                                                                   0.47          0.39

AVERAGE SHARES OUTSTANDING:
   Basic                                                                   28,076        27,780
   Diluted                                                                 28,747        28,243

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                   Accumulated
                                                                                      Other
                                                           Common      Retained   Comprehensive
(in thousands except per share amounts)                     Stock      Earnings      Income        Total
---------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1997                                    $118,461    $279,806    $(3,519)     $394,748

   Net income                                                             11,315                   11,315
   Net unrealized gain on securities available-for-sale,
        net of tax effect                                                             4,062         4,062
                                                                                                 --------
     Total comprehensive income                                                                    15,377
   Exercise of stock options, net of
     shares purchased                                            320                                  320
   Cash dividends-$0.19 per share                                         (4,094)                  (4,094)
                                                            --------    --------    -------      --------
BALANCE - JUNE 30, 1997                                      118,781     287,027        543       406,351

   Net income                                                             (4,951)                  (4,951)
   Net unrealized loss on securities available-for-sale,
        net of tax effect                                                             2,753         2,753
                                                                                                 --------
     Total comprehensive income                                                                    (2,198)
   Exercise of stock options, net of
     shares purchased                                            250                                  250
   Cash dividends-$0.19 per share                                         (5,298)                  (5,298)
                                                            --------    --------    -------      --------
BALANCE - SEPTEMBER 30, 1997                                 119,031     276,778      3,296       399,105

   Net income                                                             14,255                   14,255
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                  566           566
                                                                                                 --------
     Total comprehensive income                                                                    14,821
   Exercise of stock options, net of
     shares purchased                                          1,243                                1,243
   Cash dividends-$0.19 per share                                         (5,327)                  (5,327)
                                                            --------    --------    -------      --------
BALANCE - DECEMBER 31, 1997                                  120,274     285,706      3,862       409,842

   Net income                                                             13,522                   13,522
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                 (352)         (352)
                                                                                                 --------
     Total comprehensive income                                                                    13,170
   Exercise of stock options, net of
     shares purchased                                          1,139                                1,139
   Cash dividends-$0.19 per share                                         (5,324)                  (5,324)
                                                            --------    --------    -------      --------
BALANCE - MARCH 31, 1998                                    $121,413    $293,904    $ 3,510      $418,827
                                                            ========    ========    =======      ========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                                         Three Months Ended
                                                                                              March 31,
(in thousands)                                                                           1998          1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $  13,522    $  10,889
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                               3,510        3,210
      Depreciation                                                                            2,108        2,240
      Amortization of intangibles                                                             1,386        1,663
      Net amortization on investment securities                                                 407          284
      Investment securities losses (gains)                                                      (50)          24
      Other                                                                                   8,983         (847)
                                                                                          ---------    ---------
         Net cash provided by operating activities                                           29,866       17,463

INVESTING ACTIVITIES:
   Net decrease (increase) in money market investments                                     (100,386)       4,918
   Securities available-for-sale:
      Proceeds from sales                                                                     9,625       11,977
      Proceeds from maturities                                                               60,387       25,075
      Purchases                                                                             (88,397)     (50,163)
   Net decrease (increase) in loans                                                          52,350      (35,338)
   Purchases of premises and equipment                                                       (2,705)        (745)
                                                                                          ---------    ---------
             Net cash used by investing activities                                          (69,126)     (44,276)

FINANCING ACTIVITIES:
   Net decrease in demand and savings deposits                                              (21,564)     (31,208)
   Net increase in time deposits                                                             47,219       62,796
   Net decrease in short-term borrowings                                                    (40,979)        (732)
   Proceeds from issuance of long-term debt                                                  60,000         --
   Principal reductions in long-term debt                                                    (2,456)     (12,950)
   Cash dividends paid                                                                       (5,324)      (4,567)
   Proceeds from stock options exercised                                                      1,139          149
                                                                                          ---------    ---------
         Net cash provided by financing activities                                           38,035       13,488
                                                                                          ---------    ---------
Net decrease in cash and due from banks                                                      (1,225)     (13,325)
Cash and due from banks at beginning of period                                              168,351      182,039
                                                                                          ---------    ---------
Cash and due from banks at end of period                                                  $ 167,126    $ 168,714
                                                                                          =========    =========

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


NOTE 2. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. All financial information presented reflects the consolidated results of Citizens Banking Corporation and CB Financial Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three-month period ended March 31, 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1997 Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

                                                                                          Three Months Ended
                                                                                              March 31,
(in thousands, except per share data)                                                     1998         1997
---------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
   Interest income                                                                    $    85,207   $    80,227
   Net interest income                                                                     48,776        45,881
   Provision for loan losses                                                                3,510         3,210
   Investment securities gains (losses)                                                        50           (24)
   Other noninterest income                                                                12,941        11,369
   Noninterest expense                                                                     38,692        38,617
   Income taxes                                                                             6,043         4,510
   Net income                                                                              13,522        10,889

   Cash dividends                                                                           5,324         4,567

PER SHARE DATA
   Basic net income                                                                   $      0.48   $      0.39
   Diluted net income                                                                        0.47          0.39
   Cash dividends                                                                            0.19          0.17
   Book value (end of period)                                                               14.89         14.20
   Market value (end of period close)                                                       35.69         22.00

FINANCIAL RATIOS (ANNUALIZED)
   Return on average:
      Shareholders' equity                                                                  13.28%        11.21%
      Assets                                                                                 1.24          1.03
   Net interest margin (Full taxable equivalent)                                             4.89          4.78
   Net loan charge-offs to average loans                                                     0.34          0.20
   Average equity to average total assets                                                    9.34          9.17
   Nonperforming assets to loans plus other repossessed
     assets acquired (end of period)                                                         0.79          0.82
   Nonperforming assets to total assets (end of period)                                      0.61          0.62

BALANCE SHEET TOTALS                                                        Percent
   At Period End (March 31)                                                  Change
                                                                           ----------
      Assets                                                                    3.9%  $ 4,496,698   $ 4,328,178
      Loans                                                                     6.8     3,486,328     3,263,543
      Deposits                                                                  2.5     3,720,001     3,630,339
      Shareholders' equity                                                      6.1       418,827       394,748
   Average balances
      Assets                                                                    2.9     4,418,905     4,292,704
      Loans                                                                     7.6     3,501,362     3,254,836
      Deposits                                                                  3.4     3,694,808     3,574,124
      Shareholders' equity                                                      4.8       412,780       393,811

PERFORMANCE SUMMARY
Selected financial data as of March 31, 1998 and 1997 and for the three month periods then ended are presented in the table on page 8. As shown, earnings increased as a result of higher net interest and noninterest income. This improvement was partially offset by a higher provision for loan losses and slightly higher operating expenses. The earnings improvement reflects higher net interest income due to strong loan growth and modest noninterest expense increases due to cost savings derived from the 1997 merger with CB Financial Corporation.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1998 and 1997 are summarized on page 11. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.


ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                                                                  1998 Compared With 1997
                                                                           -------------------------------------
                                                                                          Increase (Decrease)
Three Months Ended March 31                                                                Due to Change in
                                                                               Net       ------------------------
(in thousands)                                                               Change(1)      Rate(2)    Volume
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Money market investments:
      Time deposits with banks                                             $        (1) $         1  $        (2)
      Federal funds sold                                                           598           (4)         602
      Term federal funds sold and other                                            (65)          (2)         (63)
   Investment securities:
      Taxable                                                                   (1,446)         308       (1,754)
      Tax-exempt                                                                  (384)         (21)        (363)
   Loans                                                                         6,278          555        5,723
                                                                           -----------  -----------  -----------
          Total                                                                  4,980          837        4,143
                                                                           -----------  -----------  -----------
INTEREST EXPENSE:
   Deposits:
      Demand                                                                       (78)         (17)         (61)
      Savings                                                                      (78)         156         (234)
      Time                                                                       2,427          468        1,959
   Short-term borrowings                                                          (725)          89         (814)
   Long-term debt                                                                  539          (99)         638
                                                                           -----------  -----------  -----------
          Total                                                                  2,085          597        1,488
                                                                           -----------  -----------  -----------
NET INTEREST INCOME                                                        $     2,895  $       240  $     2,655
                                                                           ===========  ===========  ===========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Rate/Volume variances are allocated to changes due to volume.

Favorable volume and rate related variances in net interest income resulted in an increase in net interest income of $2,895,000 for the three months ended March 31, 1998 as compared to the same period in 1997. Overall, loan growth partially offset by time deposit growth and increased long-term borrowings accounted for the majority of the three month volume increases.

Yields on earning assets increased from 8.27% to 8.46% for the three months ended March 31, 1998 as compared with the same period in 1997. The increase resulted from higher yields on taxable investment securities, loans and a higher concentration of loans to earning assets. Higher interest income on loans was partially offset by reduced investment securities income as the corporation continued to partially fund loan growth with these investment assets. These changes resulted in $4,143,000 in volume related increases for interest income when comparing the three months ended March 31, 1998 to the same period in 1997.

The cost of interest bearing liabilities increased from 4.21% to 4.36% for the three months ended March 31, 1998 as compared with the same period in 1997. The increase was the result of higher rates on short-term borrowings and time and savings deposits as well as a continued shift in deposits from lower rate savings and demand accounts to higher cost time deposit accounts. Increased volumes for long-term debt also resulted in higher interest expense for the three month period ended March 31, 1998 as compared to the same period in 1997.

Overall, favorable rate variances on earning assets and improved volumes of higher yielding loans partially offset by increased costs on interest bearing liabilities resulted in a higher net interest margin for the three month period ended March 31, 1998 as compared to the same period in 1997.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 1998, corresponding changes in funding costs would be considered to avoid any potential negative impact on net interest income. The corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

              AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                1998                                1997
                                                 ----------------------------------   -------------------------------------
Three Months Ended March 31                           AVERAGE                AVERAGE        Average                 Average
(in thousands)                                        BALANCE   INTEREST(1)   RATE(2)       Balance   Interest(1)   Rate(2)
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
    Money market investments:
      Interest earning deposits with banks       $          44  $       1        5.53%   $      195   $     2        4.26%
      Federal funds sold                                52,412        718        5.56         8,513       120        5.71
      Term federal funds sold and other                  3,142         35        4.56         8,082       100        5.03
    Investment securities(3):
      Taxable                                          428,346      6,855        6.42       546,678     8,301        6.10
      Tax-exempt                                       144,890      1,923        8.21       173,284     2,307        8.24
    Loans:
      Commercial                                     1,357,729     29,078        8.78     1,238,965    26,401        8.73
      Real estate                                      795,497     16,390        8.24       761,685    15,238        8.00
      Consumer                                       1,313,436     29,597        9.13     1,209,115    26,967        9.04
      Lease financing                                   34,700        610        7.03        45,071       791        7.02
                                                  ------------  ---------    --------    ----------   -------        ----
        Total earning assets(3)                      4,130,196     85,207        8.46     3,991,588    80,227        8.27

NONEARNING ASSETS
    Cash and due from banks                            147,727                              145,823
    Bank premises and equipment                         69,738                               74,443
    Other nonearning assets                            117,576                              123,058
    Allowance for loan losses                          (46,332)                             (42,208)
                                                  ------------                           ----------
       Total assets                               $  4,418,905                           $4,292,704
                                                  ============                           ==========

INTEREST-BEARING LIABILITIES
    Deposits:
       Demand deposits                            $    376,005      1,471        1.59    $  390,683     1,549        1.61
       Savings deposits                              1,025,592      7,193        2.84     1,058,958     7,271        2.78
       Time deposits                                 1,725,389     24,276        5.71     1,585,229    21,849        5.59
    Short-term borrowings                              124,055      1,481        4.84       188,870     2,206        4.74
    Long-term debt                                     132,842      2,010        6.08        82,762     1,471        7.19
                                                  ------------  ---------   ---------    ----------   -------        ----
         Total interest-bearing liabilities          3,383,883     36,431        4.36     3,306,502    34,346        4.21
                                                                ---------                             -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
    Demand deposits                                    567,822                              539,254
    Other liabilities                                   54,420                               53,137
    Shareholders' equity                               412,780                              393,811
                                                  ------------                           ----------
       Total liabilities and shareholders' equity $  4,418,905                           $4,292,704
                                                  ============                           ==========

NET INTEREST INCOME                                             $  48,776                             $45,881
                                                                =========                             =======
NET INTEREST INCOME AS A PERCENT OF EARNING
ASSETS                                                                           4.89%                               4.78%


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,446 and $1,602 for the three months ended March 31, 1998 and 1997, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three months ended March 31, 1998 and 1997 is provided below. The provision for loan losses increased $300,000 during the three months ended March 31, 1998, as compared with the same period in 1997. The increased loan loss provision was due to higher net charge-offs and a desire to maintain loan loss reserves at Citizens' historical loan loss coverage levels amid high loan growth. The higher provisions in the first quarter of 1998 and the previous quarters have increased the loan allowance by $2.7 million at March 31, 1998 as compared with the March 31, 1997 balance.

The ratio of net loans charged off to average loans outstanding increased fourteen basis points for the three months ended March 31, 1998, as compared to the same period in 1997. The change resulted from increased consumer loan charge-off's due to higher bankruptcies and losses sustained on repossessed assets.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                          Three Months Ended
                                                                                               March 31,
(In thousands)                                                                             1998         1997
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                         $   45,911    $  42,166
   Charge-offs                                                                               3,851        2,571
   Recoveries                                                                                  910          968
                                                                                        ----------    ---------
Net charge-offs                                                                              2,941        1,603
Provision for loan losses                                                                    3,510        3,210
                                                                                        ----------    ---------
Allowance for loan losses - end of period                                               $   46,480    $  43,773
                                                                                        ==========    =========
Loans outstanding at period end                                                         $3,486,328   $3,263,543
Average loans outstanding during period                                                  3,501,362    3,254,836

Allowance for loan losses as a percentage of loans outstanding at period end                  1.33%        1.34%
Ratio of net charge-offs during period to average loans outstanding (annualized)              0.34         0.20
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                    4.0X         6.8x


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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 1998 and 1997 follows:


NONINTEREST INCOME                                                   Three Months Ended
                                                                         March 31,              Changes in 1998
                                                                                            --------------------------
(in thousands)                                                         1998        1997        Amount     Percent
----------------------------------------------------------------------------------------------------------------------
    Trust fees                                                     $    4,613  $    3,974   $    639            16.1%
    Service charges on deposit accounts                                 3,009       2,958         51             1.7
    Bankcard fees                                                       1,773       1,654        119             7.2
    Brokerage and investment fees                                         484         455         29             6.4
    Other loan income                                                     529         295        234            79.3
    ATM network user fees                                                 722         517        205            39.8
    Cash management services                                              537         472         65            13.8
    Title insurance fees                                                  223          --        223            (1)
    Investment securities gains (losses)                                   50         (24)        74            (1)
    Other, net                                                          1,051       1,044          7             0.7
                                                                   ----------  ----------   --------
       Total noninterest income                                    $   12,991  $   11,345   $  1,646            14.5
                                                                   ==========  ==========   ========

(1) Not meaningful

Noninterest income increased 14.5% for the three month period ended March 31, 1998 as compared to the same period in 1997. All categories of noninterest income were higher in 1998 than in 1997, with significant increases in trust fees, other loan income, ATM network user fees, cash management fees and title insurance fees.

Increased trust fee income for personal and employee benefit trust services attributed to a 16.1% increase for the three months ended March 31, 1998 as compared to the same period in the prior year. The increase was the result of improved pricing strategies and higher volumes of managed assets. Other loan income increased 79.3% for the three months ended March 31, 1998 as compared to the same period in 1997 due to increased sales of residential mortgage loans into the secondary market. Higher mortgage loan volumes are the result of a more favorable interest rate environment during the first quarter of 1998 as compared to the same period in the prior year.

Improved pricing strategies resulted in higher ATM network user fees for the three months ended March 31, 1998 as compared to the same period in the prior year. A significant portion of the increase resulted from the June 1997 implementation of a convenience fee assessed to non-client users of the Corporation's ATM network. Cash management services fees increased $65,000 for the three months ended March 31, 1998 as compared to the same period in the prior year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds from which the Corporation receives a management fee.

During the fourth quarter of 1997, the Corporation established Citizens Title Services, Inc. a subsidiary of Citizens Bank. This new subsidiary provides title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing. Income resulting from the new subsidiary in the first quarter of 1998 was $223,000.

The 1998 and 1997 first quarter gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three months ended March 31, 1998 as compared with the same periods in 1997 is summarized in the table below.


NONINTEREST EXPENSE

                                                                     Three Months Ended         Changes in 1998
                                                                          March 31,          ----------------------
(in thousands)                                                        1998         1997        Amount     Percent
-------------------------------------------------------------------------------------------------------------------
    Salaries and employee benefits                                 $   20,397   $   20,258   $    139       0.7%
    Equipment                                                           3,107        3,195        (88)     (2.8)
    Occupancy                                                           2,837        3,029       (192)     (6.3)
    Intangible asset amortization                                       1,386        1,663       (277)    (16.7)
    Bankcard fees                                                       1,183        1,030        153      14.9
    Stationery and supplies                                             1,010        1,092        (82)     (7.5)
    Postage and delivery                                                1,089        1,109        (20)     (1.8)
    Advertising and public relations                                    1,202        1,100        102       9.3
    Taxes other than income taxes                                         392          839       (447)    (53.3)
    Data processing services                                              940          108        832        (1)
    Consulting and other professional fees                                728          672         56       8.3
    Legal, audit and examination fees                                     406          639       (233)    (36.5)
    Other loan fees                                                       761          781        (20)     (2.6)
    Other                                                               3,254        3,102        152       4.9
                                                                   ----------   ----------   --------
Total noninterest expense                                          $   38,692   $   38,617   $     75       0.2
                                                                   ==========   ==========   ========

(1) Not meaningful

Operating expenses were up a modest 0.2% for the three months ended March 31, 1998 as compared to the same period in 1997. The minimal increase in operating expenses is primarily attributable to the operating efficiencies achieved from the July 1, 1997 merger with CB Financial Corporation.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 0.7% for the three months ended March 31, 1998 as compared to the same period in the prior year. The increase for the three month comparison was due to higher incentive based compensation and normal merit increases predominantly offset by lower staffing levels due to efficiencies resulting from the CB Financial Corporation merger and the data processing arrangement with M&I Data Services.

OTHER NONINTEREST EXPENSE
Other noninterest expenses decreased 0.3% for the three months ended March 31, 1998 as compared to the same period in the prior year. The most significant decreases were attributable to occupancy, intangible asset amortization, taxes other than income taxes and legal, audit and examination fees partially offset by increased bankcard fee expenses and data processing services.

Occupancy and equipment cost declines are attributable to lower utility, maintenance, repair and depreciation costs associated with improved energy management techniques and the M&I Data Services partnership. Increases in bankcard expenses resulted from higher volumes and costs associated with the Corporation's outside provider for processing services and enhanced loss prevention efforts. Intangible asset amortization expense declined due to the third quarter 1997 write-down of goodwill and core deposit intangibles related to previous acquisitions of CB Financial Corporation. Taxes, other than income taxes declined due to lower business and intangible taxes for the first three months of 1998 as compared with the same period in the prior year. Lower audit and examination fees are the result of the economies of scale achieved from the July 1, 1997 CB Financial Corporation merger.

Data processing services provided by outside vendors increased $832,000 due to costs associated with the third quarter 1997 strategic arrangement with M & I Data Services of Milwaukee, Wisconsin, to maintain legacy information systems and to provide the technological resources necessary to improve its competitive position in a rapidly changing technological environment.

INCOME TAXES
Higher pre-tax earnings and a slightly lower level of tax-exempt interest income resulted in increased federal income tax expense for the three months ended March 31, 1998 as compared to the same period in the prior year.

BALANCE SHEET
The Corporation had total assets of $4.497 billion as of March 31, 1998, an increase of $57.4 million or 1.3% from $4.439 billion as of December 31, 1997. Average earning assets comprised 93.6% of average total assets during the first three months of 1998 compared with 93.0% in the first three months of 1997.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 15.2% of average earning assets during the first three months of 1998, compared with 18.4% for the same period of 1997. Average money market investments increased to 1.3% of total average earning assets during the first three months of 1998, from 0.4% during the corresponding period of 1997.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrowers and industry groups with no significant concentrations in any industry. As the economy continued to expand, the Corporation experienced greater loan demand with total average loans increasing 7.6% in the first three months of 1998 as compared to the same period in 1997. This growth occurred in all categories except lease financing.

NONPERFORMING ASSETS
Nonperforming assets consist of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. Certain of these loans, as defined below, are considered to be impaired. The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status.

The following describes the Corporation's policy and related disclosures for impaired loans. The Corporation establishes a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired nonaccrual loans is recorded on a cash basis. Interest income on all other impaired loans is recognized on an accrual basis.

Certain of the Corporation's nonperforming loans included in the following table are considered to be impaired. The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment losses are included in the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At March 31, 1998, loans considered to be impaired under the Statements totaled $18.6 million (of which $12.1 million were on a nonaccrual basis). Included within this amount was $8.5 million of impaired loans for which the related allowance for loan losses was $2.0 million and $10.1 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1998 was approximately $16.8 million. For the quarter ended March 31, 1998, the Corporation recognized interest income of $0.4 million which included $0.3 million of interest income recognized using the cash basis method of income recognition.

At March 31, 1997, loans considered to be impaired under the Statements totalled $18.0 million (of which $12.1 million were on a nonaccrual basis). Included within this amount is $10.4 million of impaired loans for which the related allowance for loan losses was $0.9 million and $7.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1997 was approximately $18.1 million. For the quarter ended March 31, 1997, the Corporation recognized interest income of $0.5 million which included $0.3 million of interest income recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of March 31, 1998, December 31, 1997 and March 31, 1997. Total nonperforming assets amounted to $27.6 million as of March 31, 1998, as compared with $25.0 million as of December 31, 1997 and $26.9 million as of March 31, 1997. Nonperforming assets as a percent of total assets are comparable for all three periods presented.


Nonperforming Assets
                                                                      MARCH 31,      December 31,     March 31,
(IN THOUSANDS)                                                          1998             1997           1997
--------------------------------------------------------------------------------------------------------------
Nonperforming Loans
   Nonaccrual
     Less than 30 days past due                                  $         5,201   $      5,128   $      5,255
     From 30 to 89 days past due                                           2,978          2,021          1,059
     90 or more days past due                                             14,717         12,840         14,797
                                                                 ---------------   ------------   ------------
       Total                                                              22,896         19,989         21,111
   90 days past due and still accruing                                       568          1,185          1,477
   Restructured                                                              305            446            425
                                                                 ---------------   ------------  -------------
       Total nonperforming loans                                          23,769         21,620         23,013

Other Repossessed Assets Acquired (ORAA)                                   3,866          3,348          3,899
                                                                 ---------------    -----------  -------------
       Total nonperforming assets                                $        27,635   $     24,968  $      26,912
                                                                 ===============   ============  =============


Nonperforming assets as a percent of total loans plus ORAA                  0.79%          0.70%          0.82%
Nonperforming assets as a percent of total assets                           0.61           0.56           0.62


Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of March 31, 1998 such credits amounted to $21.4 million or 0.6% of total loans, compared with $22.0 million or 0.6% at December 31, 1997 and $15.4 million or 0.5% as of March 31, 1997. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry. The increase in potential nonperforming loans for the period ending March 31, 1998 as compared to March 31, 1997 is primarily attributable to the application of Citizens' loan review and classification criteria to the CB Financial Corporation loan portfolio subsequent to the July 1, 1997 merger.

DEPOSITS
Average deposits increased 3.4% in the first three months of 1998 as compared to the same period in 1997. The shift in deposits from interest-bearing demand and savings accounts to time accounts reflects changing customer liquidity preferences and the desire for higher yields. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. In the third quarter of 1997, the Corporation obtained approximately $20.0 million in brokered deposits as an alternative source of funding. The deposits mature in intervals over the next three years. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased to $124.1 million during the first three months of 1998 compared with $188.9 million during the same period of 1997. Long-term debt accounted for $132.8 million or 3.9% of average interest-bearing funds for the first three months of 1998, increasing from $82.7 million or 2.5% for the same period in 1997. The shift in funding from short-term borrowings to long-term debt reflects the relative attractiveness of long term financing versus short-term borrowing in the current interest rate environment. At March 31, 1998, $130 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million which matures in 10 years. These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENTS
In September 1996, the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In December 1996, the Financial Accounting Standards Board issued Statement No. 127 which delayed the effective dates of certain provisions of the original Statement. The Statements establish accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation has adopted the Statements to the extent permitted in 1997 and has adopted the remaining provisions effective January 1, 1998. The adoption did not have a material effect on the Corporation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Public companies will be required to report financial and descriptive information about the company's operating segments. The Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. In the year of adoption, companies will not be required to disclose interim period information. The Corporation plans to adopt the Statement for year end 1998 reporting.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement will standardize pension and other post employee benefit disclosures making them easier and less costly to prepare and more understandable. The Statement will eliminate certain existing disclosures, but adds new disclosures regarding the benefit obligation and changes in the fair value of plan assets. The Statement is effective for fiscal years beginning after December 31, 1997. The Statement will be adopted for year end 1998 reporting and is not expected to materially change the Corporation's annual employee benefit disclosures.

IMPACT OF YEAR 2000
The Year 2000 issue is the result of computer programs which utilize using two digits rather than four digits to define years for computer calculations. Any computer or electronic calculation recognizing a two digit date rather than a four digit date may incur system failure or miscalculate information when using a date after December 31, 1999, resulting in potentially serious impairment to business operations. The Corporation began addressing the issue in 1996 with the formation of a task force to identify Year 2000 related issues for any electronic devices, such as mainframe and microcomputers, using two digits rather than four digits for the year. The Corporation believes that it has identified all Year 2000 noncompliant systems and devices and is working closely with vendors and third party service providers to address solutions. Further, during the fall of 1997, formal discussions were initiated with the Corporation's significant commercial business clients to determine the extent to which the client's computer systems are vulnerable to Year 2000 failure.

A significant portion of the Corporation's Year 2000 solution included the strategic arrangement entered into with M&I Data Services in the third quarter of 1997. The arrangement allows M&I Data Services' information technology systems to replace most of the Corporation's current systems by the end of the second quarter of 1998. M&I has warranted to the Corporation that all systems to be replaced by M&I Data Services will be Year 2000 compliant by December 31, 1998.

The Corporation has not identified any noncompliant systems for which a solution is not available and which would impair the Corporation's business operations. All Year 2000 costs to date have not been material and are being expensed as incurred. Anticipated future expenses are not expected to materially impair future earnings. The Corporation anticipates that all material noncompliant systems will be replaced and most testing completed by December 31, 1998, with the remainder of the testing of the compliance measures to be completed in early 1999.

While the Corporation is not aware of any Year 2000 problems for which a solution is not available, other unanticipated Year 2000 issues could arise and there can be no assurance that actual results will be comparable to expected results. These unanticipated issues may include the ability to identify and correct all relevant computer codes, the availability and cost of trained personnel, the impact of Year 2000 on our clients and other uncertainties.

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



CAPITAL RATIOS                              Regulatory
                                              Minimum
                                            For "Well          MARCH 31,        December 31,        March 31,
                                           Capitalized"          1998               1997              1997
-------------------------------------------------------------------------------------------------------------------
   Risk Based Capital:
     Tier I                                    6.0%              10.2%               9.8%             10.0%
     Total capital                            10.0               11.4               11.0              11.3
   Tier I Leverage                             5.0                8.2                8.0               7.7


COMMON AND PREFERRED STOCK
The Corporation initiated a stock repurchase program in November 1987. Effective January 27, 1997, the Corporation's stock repurchase program was formally rescinded by its Board of Directors in conjunction with the agreement to acquire CB Financial Corporation. Prior to the rescission, a total of 1,891,455 shares had been purchased under this program at an average price of $10.56 per share.

On May 5, 1998, the Corporation announced the initiation of a stock repurchase plan which provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. The Corporation intends to acquire such shares in a systematic pattern.

OTHER
Total shareholders' equity was $418.8 million or $14.89 per share as of March 31, 1998, compared with $409.8 million or $14.61 per share as of December 31, 1997 and $394.7 million or $14.20 per share as of March 31, 1997. The Corporation declared cash dividends of $0.19 per share during the first three months of 1998, an increase of 11.8% over the $0.17 per share declared during the same period in 1997.

LIQUIDITY AND DEBT CAPACITY

The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1997 and 1998, the Corporation's strategy to operate at lower levels of liquid assets to volatile funding and a higher loan to deposit ratio improved the asset mix, resulting in increased net interest income. The Corporation experienced no liquidity or operational problems as a result of the reduced liquidity levels. These ratios are summarized in the following table:



KEY LIQUIDITY RATIOS
                                                     MARCH 31,           December 31,           March 31,
                                                       1998                  1997                  1997
-------------------------------------------------------------------------------------------------------------------
Quarterly average:
   Loans to deposits                                   94.8%                 94.6%                 91.1%
   Liquid assets to volatile funding                   46.1                  35.4                  41.4
Core funding to total funding                          88.7                  86.5                  88.4


The Corporation's quarterly average loan to deposit ratio increased to 94.8% for the three months ended March 31, 1998 from 94.6% for the three months ended December 31, 1997. The parent and the Corporation's lead subsidiary bank will continue to service the scheduled principal and interest payments with cash flow from operations. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 1998 is illustrated in the following table.

As shown, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets above rate sensitive liabilities by $269.4 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.



INTEREST RATE SENSITIVITY


                                                                                  TOTAL
March 31, 1998                       1-30      31-90     91-180      181-365      WITHIN       1-5         Over
(in millions)                        Days       Days      Days        Days        1 YEAR      Years       5 Years     Total
-----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS(3)
   Loans                       $    1,065.1  $  174.0  $    248.4  $  405.4    $  1,892.9   $  1,241.3  $  352.1   $  3,486.3
   Investment securities               14.2      34.2        66.4     108.3         223.1        235.4     134.4        592.9
   Short-term investments             112.6        --          --        --         112.6           --        --        112.6
                               ------------  --------  ----------  --------    ----------   ----------  --------   ----------
         Total                 $    1,191.9  $  208.2  $    314.8  $  513.7    $  2,228.6   $  1,476.7  $  486.5   $  4,191.8
                               ============  ========  ==========  ========    ==========   ==========  ========   ==========
RATE SENSITIVE LIABILITIES
   Deposits(2)                 $      295.2  $  348.9  $    429.0  $  641.1    $  1,714.2   $  1,237.5  $  184.4   $  3,136.1
   Short-term borrowings              133.9        --          --        --         133.9           --        --        133.9
   Long-term debt                       0.1      35.0        13.0      63.0         111.1         50.0       4.6        165.7
                               ------------  --------  ----------  ---------   ----------   ----------  --------   ----------
         Total                 $      429.2  $  383.9  $    442.0  $  704.1    $  1,959.2   $  1,287.5  $  189.0   $  3,435.7
                               ============  ========  ==========  ========    ==========   ==========  ========   ==========

Period GAP(1)                  $      762.7  $ (175.7) $   (127.2)  $(190.4)   $    269.4   $    189.2  $  297.5   $    756.1
Cumulative GAP                        762.7     587.0       459.8     269.4            --        458.6     756.1           --
Cumulative GAP to
   Total Assets                       16.96%    13.05%      10.22%     5.99%           --        10.20%    16.81%          --
Multiple of Rate Sensitive
   Assets to Liabilities               2.78      0.54        0.71      0.73          1.14         1.15      2.57         1.22


(1)      GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $433 million in the less than one year category, and $956 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held on April 21, 1998. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 16, 1998 and all such nominees were elected.

 The results were as follows with respect to each director nominee:


                                                                        Votes Against/                Shares Not Voted
            Director                         Votes For                     Withheld                     or Abstentions
--------------------------------        --------------------       -------------------------      -------------------------
Stephen J. Lazaroff                         25,360,471                     243,017                        2,470,826
William F. Nelson, Jr.                      25,354,960                     254,039                        2,470,826
William C. Shedd                            25,370,548                     222,863                        2,470,826
James E. Truesdell, Jr.                     25,354,580                     254,799                        2,470,826
Charles R. Weeks                            25,369,242                     225,714                        2,470,826
Kendall B. Williams                         25,378,908                     206,143                        2,470,826


The results were as follows for the proposal to approve the amendment to Article III of the Corporation's Restated Articles of Incorporation to increase the total authorized common shares from 40,000,000 shares without par value to 100,000,000 shares without par value. Votes for: 22,299,504; Votes against/withheld: 2,899,582; Shares not voted or abstentions: 2,848,221.


Total shares eligible to vote: 28,074,314
Broker non-votes included in non-voted shares above: 0

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

                                  CITIZENS BANKING CORPORATION


Date    May 8, 1998                      By   /s/ John W. Ennest
    --------------------                     ------------------------------

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