Form 10-Q
period 1998-06-30
CITIZENS BANKING CORP
filed 1998-08-13
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       June 30, 1998
                      ---------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ----------  ----------

Commission file Number   0-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                            38-2378932
-----------------------------------------------              -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

One Citizens Banking Center, Flint, Michigan                       48502
-----------------------------------------------              -------------------
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
                          X  Yes    No
                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 1998
--------------------------------                   -----------------------------
   Common Stock, No Par Value                           28,181,636 Shares


                         (This report contains 23 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q






                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.............................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings............................................  22

     Item 2 - Changes in Securities........................................  22

     Item 3 - Defaults Upon Senior Securities..............................  22

     Item 4 - Submission of Matters to a Vote of Security Holders..........  22

     Item 5 - Other Information............................................  22

     Item 6 - Exhibits and Reports on Form 8-K.............................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                        JUNE 30,    December 31,
  (in thousands)                                                                          1998          1997
-------------------------------------------------------------------------------------------------------------------
 ASSETS
    Cash and due from banks                                                         $   182,517    $   168,351
    Money market investments:
       Interest-bearing deposits with banks                                                  29            246
       Term federal funds and other                                                       2,813         11,976
                                                                                    -----------    -----------
          Total money market investments                                                  2,842         12,222
    Securities available-for-sale:
       U.S. Treasury and federal agency securities                                      418,711        390,046
       State and municipal securities                                                   161,493        166,877
       Other securities                                                                  26,925         18,459
                                                                                    -----------    -----------
          Total investment securities                                                   607,129        575,382
    Loans:
       Commercial                                                                     1,367,307      1,317,213
       Real estate construction                                                          77,208         71,035
       Real estate mortgage                                                             783,187        779,567
       Consumer                                                                       1,241,914      1,336,120
       Lease financing                                                                   26,890         37,684
                                                                                    -----------    -----------
          Total loans                                                                 3,496,506      3,541,619
       Less: Allowance for loan losses                                                  (46,956)       (45,911)
                                                                                    -----------    -----------
          Net loans                                                                   3,449,550      3,495,708
    Premises and equipment                                                               72,287         69,415
    Intangible assets                                                                    57,243         60,016
    Other assets                                                                         64,354         58,177
                                                                                    -----------    -----------
              TOTAL ASSETS                                                          $ 4,435,922    $ 4,439,271
                                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
       Noninterest-bearing                                                          $   608,103    $   600,498
       Interest-bearing                                                               3,044,718      3,093,848
                                                                                    -----------    -----------
          Total deposits                                                              3,652,821      3,694,346
    Federal funds purchased and securities sold
       under agreements to repurchase                                                   138,526        141,713
    Other short-term borrowings                                                          32,381         33,153
    Other liabilities                                                                    54,800         52,052
    Long-term debt                                                                      130,611        108,165
                                                                                    -----------    -----------
          Total liabilities                                                           4,009,139      4,029,429
    SHAREHOLDERS' EQUITY
    Preferred stock - No par value                                                          ---            ---
    Common stock - No par value                                                         121,460        120,274
    Retained earnings                                                                   301,678        285,706
    Accumulated other comprehensive income                                                3,645          3,862
                                                                                    -----------    -----------
          Total shareholders' equity                                                    426,783        409,842
                                                                                    -----------    -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 4,435,922    $ 4,439,271
                                                                                    ===========    ===========
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,               June 30,
(in thousands, except per share amounts)                        1998         1997      1998        1997
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                 $ 75,465   $ 72,957    $151,140   $ 142,354
   Interest and dividends on investment securities:
     Taxable                                                     7,447      8,698      14,302      16,999
     Nontaxable                                                  1,921      2,263       3,844       4,570
   Money market investments                                        637         78       1,391         300
                                                              --------   --------    --------   ---------
       Total interest income                                    85,470     83,996     170,677     164,223
                                                              --------   --------    --------   ---------
INTEREST EXPENSE
   Deposits                                                     32,260     31,931      65,200      62,600
   Short-term borrowings                                         1,576      2,522       3,057       4,728
   Long-term debt                                                2,172      1,405       4,182       2,876
                                                              --------   --------    --------   ---------
       Total interest expense                                   36,008     35,858      72,439      70,204
                                                              --------   --------    --------   ---------
NET INTEREST INCOME                                             49,462     48,138      98,238      94,019
Provision for loan losses                                        3,510      3,742       7,020       6,952
                                                              --------   --------    --------   ---------
       Net interest income after provision for loan losses      45,952     44,396      91,218      87,067
                                                              --------   --------    --------   ---------
NONINTEREST INCOME
   Trust fees                                                    4,635      3,840       9,248       7,814
   Service charges on deposit accounts                           3,246      3,076       6,255       6,034
   Bankcard fees                                                 1,797      1,700       3,570       3,354
   Mortgage and other loan income                                  806        336       1,335         631
   Investment securities gains (losses)                              4        (33)         54         (57)
   Other                                                         3,479      2,623       6,496       5,111
                                                              --------   --------    --------   ---------
       Total noninterest income                                 13,967     11,542      26,958      22,887
                                                              --------   --------    --------   ---------
NONINTEREST EXPENSE
   Salaries and employee benefits                               20,802     20,534      41,199      40,792
   Equipment                                                     3,051      3,164       6,158       6,359
   Occupancy                                                     2,834      2,851       5,671       5,880
   Intangible asset amortization                                 1,387      1,663       2,773       3,326
   Bankcard fees                                                 1,510      1,148       2,693       2,178
   Stationery and supplies                                         910      1,016       1,920       2,108
   Postage and delivery                                          1,123      1,080       2,212       2,189
   Advertising and public relations                              1,203      1,340       2,405       2,440
   Other                                                         7,379      6,933      13,860      13,074
                                                              --------   --------    --------   ---------
       Total noninterest expense                                40,199     39,729      78,891      78,346
                                                              --------   --------    --------   ---------
INCOME BEFORE INCOME TAXES                                      19,720     16,209      39,285      31,608
Income taxes                                                     6,037      4,894      12,080       9,404
                                                              --------   --------    --------   ---------
NET INCOME                                                    $ 13,683   $ 11,315    $ 27,205   $  22,204
                                                              ========   ========    ========   =========


NET INCOME PER SHARE:
   Basic                                                      $   0.49   $   0.41    $   0.97   $    0.80
   Diluted                                                        0.48       0.40        0.95        0.79

AVERAGE SHARES OUTSTANDING:
   Basic                                                        28,173     27,824      28,124      27,802
   Diluted                                                      28,799     28,280      28,773      28,262
---------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                     Accumulated
                                                                                       Other
                                                              Common      Retained  Comprehensive
(in thousands except per share amounts)                       Stock       Earnings     Income      Total
----------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1997                                     $ 118,781    $ 287,027  $     543    $ 406,351

   Net income                                                               (4,951)                 (4,951)
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                  2,753        2,753
                                                                                                 ---------
     Total comprehensive income                                                                     (2,198)
   Exercise of stock options, net of
     shares purchased                                             250                                  250
   Cash dividends-$0.19 per share                                           (5,298)                 (5,298)
                                                            ---------    ---------  ---------    ---------
BALANCE - SEPTEMBER 30, 1997                                  119,031      276,778      3,296      399,105

   Net income                                                               14,255                  14,255
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                    566          566
                                                                                                 ---------
     Total comprehensive income                                                                     14,821
   Exercise of stock options, net of
     shares purchased                                           1,243                                1,243
   Cash dividends-$0.19 per share                                           (5,327)                 (5,327)
                                                            ---------    ---------  ---------    ---------
BALANCE - DECEMBER 31, 1997                                   120,274      285,706      3,862      409,842

   Net income                                                               13,522                  13,522
   Net unrealized loss on securities available-for-sale,
     net of tax effect                                                                   (352)        (352)
                                                                                                 ---------
     Total comprehensive income                                                                     13,170
   Exercise of stock options, net of
     shares purchased                                           1,139                                1,139
   Cash dividends-$0.19 per share                                           (5,324)                 (5,324)
                                                            ---------    ---------  ---------    ---------
BALANCE - MARCH 31, 1998                                      121,413      293,904      3,510      418,827

   Net income                                                               13,683                  13,683
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                    135          135
                                                                                                 ---------
     Total comprehensive income                                                                     13,818
   Exercise of stock options, net of
     shares purchased                                           2,142                                2,142
   Shares acquired for exercise of stock options               (2,095)                              (2,095)
   Cash dividends-$0.21 per share                                           (5,909)                 (5,909)
                                                            ---------    ---------  ---------    ---------
BALANCE - JUNE 30, 1998                                     $ 121,460    $ 301,678  $   3,645    $ 426,783
                                                            =========    =========  =========    =========
==========================================================================================================



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                              Six Months Ended
                                                                                                  June 30,
(in thousands)                                                                               1998          1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                             $  27,205    $  22,204
   Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses                                                               7,020        6,952
      Depreciation                                                                            4,163        4,555
      Amortization of intangibles                                                             2,773        3,326
      Net amortization on investment securities                                               1,014          524
      Investment securities (gains) losses                                                      (54)          57
      Other                                                                                  (3,312)      (7,918)
                                                                                          ---------    ---------
         Net cash provided by operating activities                                           38,809       29,700

INVESTING ACTIVITIES:
   Net decrease in money market investments                                                   9,380       13,788
   Securities available-for-sale:
      Proceeds from sales                                                                     9,625       48,278
      Proceeds from maturities                                                              118,490       59,760
      Purchases                                                                            (161,156)    (130,431)
   Net decrease (increase) in loans                                                          39,138     (154,239)
   Purchases of premises and equipment                                                       (7,035)      (2,351)
                                                                                          ---------    ---------
             Net cash used by investing activities                                            8,442     (165,195)

FINANCING ACTIVITIES:
   Net decrease in demand and savings deposits                                               (4,087)     (19,099)
   Net (decrease) increase in time deposits                                                 (37,438)      77,263
   Net (decrease) increase in short-term borrowings                                          (3,959)      56,849
   Proceeds from issuance of long-term debt                                                  60,000       30,000
   Principal reductions in long-term debt                                                   (37,554)     (26,513)
   Cash dividends paid                                                                      (11,233)      (8,662)
   Proceeds from stock options exercised                                                      3,281          469
   Shares repurchased                                                                        (2,095)           1
                                                                                          ---------    ---------
         Net cash provided by financing activities                                          (33,085)     110,308
                                                                                          ---------    ---------

Net increase (decrease) in cash and due from banks                                           14,166      (25,187)
Cash and due from banks at beginning of period                                              168,351      182,039
                                                                                          ---------    ---------

Cash and due from banks at end of period                                                  $ 182,517    $ 156,852
                                                                                          =========    =========
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


NOTE 2. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. All financial information presented reflects the consolidated results of Citizens Banking Corporation and CB Financial Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three and six-month period ended June 30, 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1997 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                        June 30,

(in thousands, except per share data)                          1998            1997          1998              1997
-------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
   Interest income                                        $   85,470     $    83,996     $  170,677    $     164,223
   Net interest income                                        49,462          48,138         98,238           94,019
   Provision for loan losses                                   3,510           3,742          7,020            6,952
   Investment securities gains (losses)                            4             (33)            54              (57)
   Other noninterest income                                   13,963          11,575         26,904           22,944
   Noninterest expense                                        40,199          39,729         78,891           78,346
   Income taxes                                                6,037           4,894         12,080            9,404
   Net income                                                 13,683          11,315         27,205           22,204

   Cash dividends                                              5,909           4,094         11,233            8,661

PER SHARE DATA
   Basic net income                                       $     0.49     $      0.41     $     0.97             0.80
   Diluted net income                                           0.48            0.40           0.95             0.79
   Cash dividends                                               0.21            0.19           0.40             0.36
   Book value (end of period)                                    ---             ---          15.14            14.60
   Market value (end of period close)                            ---             ---          33.63            22.83

FINANCIAL RATIOS (ANNUALIZED)
   Return on average:
   Shareholders' equity                                        13.03%          11.37%         13.16%           11.29%
   Assets                                                       1.23            1.04           1.23             1.03
   Net interest margin (taxable equivalent)                     4.89            4.88           4.89             4.83
   Net loan charge-offs to average loans                        0.35            0.28           0.34             0.24
   Average equity to average total assets                       9.43            9.13           9.39             9.15
   Nonperforming assets to loans plus other repossessed
     assets acquired (end of period)                             ---             ---           0.76             0.75
   Nonperforming assets to total assets (end of period)          ---             ---           0.60             0.57


BALANCE SHEET TOTALS                                                           Percent
   At Period End (June 30)                                                      Change
                                                                               -------
      Assets                                                                     0.0%    $4,435,922       $4,436,347
      Loans                                                                      3.4      3,496,506        3,380,128
      Deposits                                                                  (0.1)     3,652,821        3,656,915
      Shareholders' equity                                                       5.0        426,783          406,351
   Average balances
      Assets                                                                     2.6      4,442,184        4,330,749
      Loans                                                                      6.4      3,506,450        3,295,775
      Deposits                                                                   2.8      3,700,392        3,601,290
      Shareholders' equity                                                       5.2        416,985          396,432

--------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of June 30, 1998 and 1997 and for the three and six month periods then ended are presented in the table on page 8. As shown, earnings increased in both the three and six month period ended June 30,1998 versus the same periods of 1997, as a result of higher net interest income and noninterest income. This improvement was partially offset by higher operating expenses and income taxes. Higher net interest income was due to loan growth and increased earning asset levels, while noninterest income increased due primarily to growth in trust fees, brokerage and investment fees and mortgage and other loan income, as well as new title insurance services. Noninterest expense increased only modestly due to cost savings derived from the 1997 merger with CB Financial Corporation.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1998 and 1997 are summarized on page 11. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.

---------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                         Three Months Ended June 30              Six Months Ended June 30
                                    -------------------------------------  ------------------------------------
                                           1998 Compared With 1997                1998 Compared With 1997
                                    -------------------------------------  ------------------------------------
                                                      Increase (Decrease)                  Increase (Decrease)
Three Months Ended June 30                 Net         Due To Change In         Net         Due To Change In
                                                     --------------------                 ---------------------
(In Thousands)                           Change(1)    Rate(2)    Volume       Change(1)   Rate(2)    Volume
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Money market investments:
      Time deposits with banks         $      (1)  $       3    $     (4)    $    (2)    $     4     $    (6)
      Federal funds sold                     569           3         566       1,167          (1)      1,168
      Term federal funds sold and
         other                                (9)         (5)         (4)        (74)         (7)        (67)
   Investment securities:
      Taxable                             (1,251)        366      (1,617)     (2,697)        674      (3,371)
      Tax-exempt                            (342)        (42)       (300)       (726)        (63)       (663)
   Loans                                   2,508      (1,165)      3,673       8,786        (610)      9,396
                                       ---------   ---------    --------     -------     -------     -------
          Total                            1,474        (840)      2,314       6,454          (3)      6,457
                                       ---------   ---------    --------     -------     -------     -------
INTEREST EXPENSE:
   Deposits:
      Demand                                 (51)        (49)         (2)       (129)        (66)        (63)
      Savings                               (362)       (184)       (178)       (440)        (28)       (412)
      Time                                   742        (122)        864       3,169         346       2,823
   Short-term borrowings                    (946)       (122)       (824)     (1,671)        (33)     (1,638)
   Long-term debt                            767        (167)        934       1,306        (266)      1,572
                                       ---------   ---------    --------     -------     -------     -------
          Total                              150        (644)        794       2,235         (47)      2,282
                                       ---------   ---------    --------     -------     -------     -------

NET INTEREST INCOME                    $   1,324   $    (196)   $  1,520     $ 4,219     $    44     $ 4,175
                                       =========   =========    ========     =======     =======     =======
------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Rate/Volume variances are allocated to changes due to volume.

Favorable volume related variances partially offset by unfavorable rate related variances resulted in an increase of $1,324,000 in net interest income for the three months ended June 30, 1998 as compared to the same period in 1997. For the six months ended June 30, 1998, favorable volume and rate related variances resulted in an increase in net interest income of $4,219,000 as compared to the same period in 1997. Overall, higher loan balances partially offset by time deposit growth and decreased levels of investment securities accounted for the majority of the three and six-month volume increases.

Yields on earning assets decreased to 8.36% from 8.41% for the three months ended June 30, 1998 as compared with the same period in 1997 due to lower yields in the commercial and consumer loan portfolios. Yields on earning assets increased to 8.41% from 8.34% for the six months ended June 30, 1998 as compared with the same period in 1997. The increase resulted from higher yields on taxable investment securities, and a higher concentration of loans to earning assets. This improved composition of assets and the overall higher level of earning assets resulted in net volume related increases in interest income of $2,314,000 and $6,457,000 for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997.

The cost of interest-bearing liabilities decreased to 4.25% from 4.28% for the three months ended June 30, 1998 as compared with the same period in 1997 but reflected an increase to 4.31% from 4.24% for the six month periods ended June 30, 1998 as compared to the prior year. The decrease in the second quarter reflected the overall lower interest rate environment as the cost of all categories of interest bearing liabilities declined compared with the same period of 1997. The increase for the six month period was the result of higher rates on time deposits as well as a continued shift in deposits from lower rate savings and demand accounts to higher cost time deposit accounts. Increased amounts of long-term debt were offset by lower short term borrowings as the corporation extended certain debt maturities in the favorable interest rate environment.

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

--------------------------------------------------------------------------------
               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                     1998                              1997
                                                       ------------------------------------- -------------------------------------
Three Months Emded June 30
(In Thousands)
                                                          AVERAGE                    AVERAGE    Average                    Average
                                                          BALANCE        INTEREST(1) RATE(2)    Balance       Interest(1)  Rate(2)
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
    Money market investments:
      Interest earning deposits with banks             $        23      $     1       8.71   $       194      $     2        5.19%
      Federal funds sold                                    44,087          607       5.52         2,999           38        5.12
      Term federal funds sold and other                      2,803           29       4.14         3,287           38        4.88
    Investment securities(3):
      Taxable                                              461,885        7,447       6.45       562,362        8,698        6.19
      Tax-exempt                                           145,664        1,921       8.16       169,415        2,263        8.26
    Loans:
      Commercial                                         1,422,730       30,381       8.66     1,246,570       27,693        9.01
      Real estate                                          798,989       16,161       8.09       778,295       15,654        8.05
      Consumer                                           1,260,413       28,360       9.02     1,269,138       28,893        9.13
      Lease financing                                       29,349          563       7.68        42,261          717        6.79
                                                       -----------      -------       ----   -----------      -------        ----
        Total earning assets(3)                          4,165,943       85,470       8.36     4,074,521       83,996        8.41

NONEARNING ASSETS
    Cash and due from banks                                153,941                               143,325
    Bank premises and equipment                             71,647                                73,305
    Other nonearning assets                                120,626                               121,531
    Allowance for loan losses                              (46,949)                              (44,306)
                                                       -----------                           -----------
       Total assets                                    $ 4,465,208                           $ 4,368,376
                                                       ===========                           ===========

INTEREST-BEARING LIABILITIES
    Deposits:
       Demand deposits                                 $   384,544        1,497       1.56   $   385,420        1,548        1.61
       Savings deposits                                  1,032,020        7,043       2.74     1,056,119        7,405        2.81
       Time deposits                                     1,694,892       23,720       5.61     1,632,997       22,978        5.64
    Short-term borrowings                                  133,551        1,576       4.73       203,541        2,522        4.97
    Long-term debt                                         150,660        2,172       5.78        85,827        1,405        6.56
                                                       -----------      -------       ----   -----------      -------        ----
         Total interest-bearing liabilities              3,395,667       36,008       4.25     3,363,904       35,858        4.28
                                                                        -------                               -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
    Demand deposits                                        594,458                               553,622
    Other liabilities                                       53,939                                51,825
    Shareholders' equity                                   421,144                               399,025

       Total liabilities and shareholders' equity      $ 4,465,208                           $ 4,368,376
                                                       ===========                           ===========

NET INTEREST INCOME                                                     $49,462                               $48,138
                                                                        =======                               =======

NET INTEREST INCOME AS A PERCENT OF EARNING
ASSETS                                                                                4.89%                                  4.88%
=================================================================================================================================

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,463 and $1,567 for the three months ended June 30, 1998 and 1997, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

               AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                          1998                                 1997
                                                       --------------------------------------- ---------------------------------
Six Months Ended June 30,                                  AVERAGE                      AVERAGE     Average               Average
(in thousands)                                             BALANCE      INTEREST(1)     RATE(2)     Balance   Interest(1)  Rate(2)
--------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
    Money market investments:
      Interest earning deposits with banks             $        33      $      2        7.55%  $       194      $      4    4.72%
      Federal funds sold                                    48,227         1,325        5.54         5,741           158    5.56
      Term federal funds sold and other                      2,972            64        4.36         5,671           138    4.92
    Investment securities(3):
      Taxable                                              445,208        14,302        6.43       554,564        16,999    6.15
      Tax-exempt                                           145,279         3,844        8.18       171,339         4,570    8.25
    Loans:
      Commercial                                         1,390,409        59,459        8.71     1,242,789        54,094    8.86
      Real estate                                          797,253        32,551        8.17       770,036        30,892    8.02
      Consumer                                           1,286,778        57,957        9.08     1,239,292        55,860    9.09
      Lease financing                                       32,010         1,173        7.33        43,658         1,508    6.91
                                                       -----------      --------       -----   -----------      --------   -----

        Total earning assets(3)                          4,148,169       170,677        8.41     4,033,284       164,223    8.34

NONEARNING ASSETS
    Cash and due from banks                                150,851                                 144,567
    Bank premises and equipment                             70,698                                  73,872
    Other nonearning assets                                119,108                                 122,289
    Allowance for loan losses                              (46,642)                                (43,263)
                                                       ----------                              -----------

       Total assets                                    $ 4,442,184                             $ 4,330,749
                                                       ===========                             ===========

INTEREST-BEARING LIABILITIES
    Deposits:
       Demand deposits                                 $   380,298         2,968        1.57   $   388,037         3,097    1.61
       Savings deposits                                  1,028,823        14,236        2.79     1,057,531        14,676    2.80
       Time deposits                                     1,710,057        47,996        5.66     1,609,245        44,827    5.62
    Short-term borrowings                                  128,829         3,057        4.79       196,246         4,728    4.86
    Long-term debt                                         141,800         4,182        5.95        84,303         2,876    6.87
                                                       -----------      --------       -----   -----------      --------   -----
         Total interest-bearing liabilities              3,389,807        72,439        4.31     3,335,362        70,204    4.24
                                                                        --------                                --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
    Demand deposits                                        581,214                                 546,477
    OTHER LIABILITIES                                       54,178                                  52,478
    Shareholders' equity                                   416,985                                 396,432
                                                       -----------                             -----------
       Total liabilities and shareholders' equity      $ 4,442,184                             $ 4,330,749
                                                       ===========                             ===========
NET INTEREST INCOME                                                     $ 98,238                                $ 94,019
                                                                        ========                                ========

NET INTEREST INCOME AS A PERCENT OF EARNING
ASSETS                                                                                  4.89%                               4.83%

================================================================================================================================

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $2,909 and $3,169 for the three months ended June 30, 1998 and 1997, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three months and six months ended June 30, 1998 and 1997 is provided below. The provision for loan losses decreased $232,000 during the three months ended June 30, 1998, as compared with the same period in 1997, and increased $68,000 in the first six months of 1998 versus the same period of 1997.

The ratio of net loans charged off to average loans outstanding increased seven and ten basis points for the three and six months ended June 30, 1998, compared to the same periods in 1997, respectively. The change resulted from increased loan charge-off's in the corporation's indirect consumer loan portfolio.


--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
(in thousands)                                                 1998        1997                  1998            1997
----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses - beginning of period             $   46,480      $   43,773      $   45,911      $   42,166
    Charge-offs                                                  3,962           3,206           7,813           5,777
    Recoveries                                                     928             889           1,838           1,857
                                                            ----------      ----------      ----------      ----------
Net charge-offs                                                  3,034           2,317           5,975           3,920
Provision for loan losses                                        3,510           3,742           7,020           6,952
                                                            ----------      ----------      ----------      ----------

Allowance for loan losses - end of period                   $   46,956      $   45,198      $   46,956      $   45,198
                                                            ==========      ==========      ==========      ==========


Loans outstanding at period end                             $3,496,506      $3,380,128      $3,496,506      $3,380,128
Average loans outstanding during period
                                                             3,511,481       3,336,264       3,506,450       3,295,775

Allowance for loan losses as a percentage of loans
  outstanding at period end                                       1.34%           1.34%           1.34%           1.34%
Ratio of net charge-offs during period to average loans
  outstanding (annualized)                                        0.35            0.28            0.34            0.24
Loan loss coverage (allowance as a multiple of net
  charge-offs, annualized)                                         3.9X            4.9x            3.9X            5.7x

----------------------------------------------------------------------------------------------------------------------

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and six months ended June 30, 1998 and 1997 follows:


---------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                          Three Months Ended     Six Months Ended              Percent
                                                 June 30,              June 30,              Change in 1998
                                          -------------------- ---------------------    -----------------------
(in thousands)                                                                               Three        Six
                                          1998        1997        1998         1997          months      months
---------------------------------------------------------------------------------------------------------------
Trust fees                             $  4,635    $  3,840    $  9,248     $  7,814         20.7%       18.4%
Service charges on deposit accounts       3,246       3,076       6,255        6,034          5.5         3.7
Bankcard fees                             1,797       1,700       3,570        3,354          5.7         6.4
Brokerage and investment fees               713         384       1,197          839         85.7        42.7
Mortgage and other loan income              806         336       1,335          631        139.9       111.6
ATM network user fees                       721         723       1,443        1,240         (0.3)       16.4
Cash management services                    565         437       1,102          909         29.3        21.2
Title insurance fees                        265         ---         488          ---         (1)           (1)
Investment securities gains (losses)          4         (33)         54          (57)        (1)           (1)
Other, net                                1,215       1,079       2,266        2,123         12.6         6.7
                                       --------    --------    --------     --------
    Total noninterest income           $ 13,967    $ 11,542    $ 26,958     $ 22,887         21.0%       17.8%
                                       ========    ========    ========     ========
-------------------------------------------------------------------------------------------------------------

(1) Not meaningful

Noninterest income increased 21.0% and 17.8% in the three and six month periods ended June 30, 1998 as compared to the same periods in 1997, respectively. Nearly every category of noninterest income was higher in 1998 than in 1997, for both the three and six month periods ended June 30. The corporation experienced significant increases in trust fees, brokerage and investment fees, mortgage and other loan income, cash management fees and title insurance fees. ATM fees reflected only a slight decrease in the second quarter of .3%

Increased trust fee income for personal and employee benefit trust services attributed to a 20.7% and 18.4% increase for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The increases were the result of improved pricing strategies and higher volumes of managed assets. Brokerage and investment fees increased 85.7% and 42.7% for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Higher fees were the result of increased sales efforts and better penetration of the corporation's client base.

Mortgage and other loan income increased 139.9% and 111.6% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997 due to increased sales of residential mortgage loans into the secondary market. Higher mortgage loan volumes are the result of focused sales efforts and the more favorable interest rate environment during the first six months of 1998 as compared to the same period in the prior year. Cash management services fees increased 29.3% and 21.2% for the three and six months period ended June 30, 1998, respectively, as compared to the same periods in the prior year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds from which the Corporation receives a management fee.

During the fourth quarter of 1997, the Corporation established Citizens Title Services, Inc. a subsidiary of Citizens Bank. This new subsidiary provides title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing. Title insurance fees were $265,000 and $488,000 in the three and six month periods ended June 30, 1998, respectively.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 1998 and 1997 is summarized in the table below.


---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                          Three Months Ended      Six Months Ended             Percent
                                                  June 30,               June 30,             Changes in 1998
                                          --------------------- ----------------------  -----------------------
(in thousands)                                                                               Three        Six
                                              1998       1997        1998       1997         Months      Months
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits            $  20,802  $  20,534   $  41,199  $  40,792          1.3%        1.0%
Equipment                                     3,051      3,164       6,158      6,359         (3.6)       (3.2)
Occupancy                                     2,834      2,851       5,671      5,880         (0.6)       (3.6)
Intangible asset amortization                 1,387      1,663       2,773      3,326        (16.6)      (16.6)
Bankcard fees                                 1,510      1,148       2,693      2,178         31.5        23.6
Stationery and supplies                         910      1,016       1,920      2,108        (10.4)       (8.9)
Postage and delivery                          1,123      1,080       2,212      2,189          4.0         1.1
Advertising and public relations              1,203      1,340       2,405      2,440        (10.2)       (1.4)
Taxes, other than income taxes                  515        780         907      1,619        (34.0)      (44.0)
Data processing services                      1,361        110       2,301        218         (1)         (1)
Consulting and other professional fees          736        890       1,464      1,562        (17.3)       (6.3)
Legal, audit and examination fees               412        713         818      1,352        (42.2)      (39.5)
Other loan fees                                 825        830       1,586      1,611         (0.6)       (1.6)
Other, net                                    3,530      3,610       6,784      6,712         (2.2)        1.1
                                          ---------  ---------   ---------  ---------
    Total noninterest expense             $  40,199  $  39,729   $  78,891  $  78,346          1.2%        0.7%
                                          =========  =========   =========  =========
---------------------------------------------------------------------------------------------------------------

(1) Not meaningful.

Operating expenses increased a modest 1.2% and .7% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The minimal increase in operating expenses is primarily attributable to the operating efficiencies achieved subsequent to the July 1, 1997 merger with CB Financial Corporation.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 1.3% and 1.0% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The increases for the three and six month comparison were due to higher incentive based compensation and normal merit increases predominantly offset by lower staffing levels due to efficiencies resulting from the CB Financial Corporation merger and the information technology arrangement with M&I Data Services.

OTHER NONINTEREST EXPENSE
Other noninterest expenses increased 1.1% and .4% for the three and six month periods ended June 30, 1998 compared to the same periods the prior year. The most significant increases occurred in data processing services and bankcard fees. Data processing costs increased as a result of the new information technology arrangement with M&I Data Services entered into in the third quarter of 1997. Bankcard fees increased due to higher transaction volume, increased costs for processing services and enhanced loss prevention efforts. The most significant decreases were attributable to legal, audit and examination fees, taxes, other than income taxes, and intangible asset amortization.

Lower legal, audit and examination fees are the result of the economies of scale achieved from the July 1, 1997 CB Financial Corporation merger. Intangible asset amortization expense declined due to the third quarter 1997 write-down of goodwill and core deposit intangibles related to previous acquisitions of CB Financial Corporation. Taxes, other than income taxes declined due to lower business and intangible taxes for the first six months of 1998 as compared with the same period in the prior year.

INCOME TAXES
Higher pre-tax earnings and a slightly lower level of tax-exempt interest income resulted in increased federal income tax expense for the three and six months ended June 30, 1998 as compared to the same periods in the prior year.

BALANCE SHEET
The Corporation assets totalled $4.436 billion as of June 30, 1998, a decrease of $3.3 million or 0.1% from $4.439 billion as of December 31, 1997. Average earning assets comprised 93.4% of average total assets during the first six months of 1998 compared with 93.1% in the first six months of 1997.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 15.5% of average earning assets during the first six months of 1998, compared with 18.3% for the same period of 1997. Liquidity provided from lower investment securities was used to fund loan growth resulting in a higher composition of loans to earning assets and improved yield on earning assets.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no significant concentrations in any industry. As the economy continued to expand, the Corporation experienced greater loan demand with total average loans increasing 6.4% in the first six months of 1998 as compared to the same period in 1997. This growth occurred in all categories except lease financing.

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

The following describes the Corporation's policy and related disclosures for impaired loans. The Corporation establishes a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Cash collected on impaired nonaccrual loans is applied to principle until collection of principle is no longer in doubt and then to interest income. Interest income on all other impaired loans is recognized on an accrual basis.

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

At June 30, 1998, loans considered to be impaired under the Statements totaled $18.5 million (of which $13.2 million were on a nonaccrual basis). Included within this amount was $8.0 million of impaired loans for which the related allowance for loan losses was $2.0 million and $10.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1998 was approximately $18.7 million. For the quarter ended June 30, 1998, the Corporation recognized interest income of $0.3 million which included $0.1 million of interest income recognized using the cash basis method of income recognition.

At June 30, 1997, loans considered to be impaired under the Statements totalled $17.9 million (of which $11.6 million were on a nonaccrual basis). Included within this amount is $7.9 million of impaired loans for which the related allowance for loan losses was $1.5 million and $9.9 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1997 was approximately $18.0 million. For the quarter ended June 30, 1997, the Corporation recognized interest income of $0.3 million which included $0.2 million of interest income recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of June 30, 1998, December 31, 1997 and June 30, 1997. Total nonperforming assets amounted to $26.6 million as of June 30, 1998, as compared with $25.0 million as of December 31, 1997 and $25.3 million as of June 30, 1997. Nonperforming assets as a percent of total assets are comparable for all three periods presented.


----------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                     JUNE 30, December 31,  June 30,
(IN THOUSANDS)                                                         1998      1997         1997

NONPERFORMING LOANS
   Nonaccrual
     Less than 30 days past due                                      $ 4,032   $ 5,128     $  4,212
     From 30 to 89 days past due                                       1,947     2,021        1,433
     90 or more days past due                                         17,398    12,840       13,781
                                                                     -------   -------     --------
       Total                                                          23,377    19,989       19,426
   90 days past due and still accruing                                   441     1,185          716
   Restructured                                                          231       446          498
                                                                     -------   -------     --------
       Total nonperforming loans                                      24,049    21,620       20,640

Other Repossessed Assets Acquired (ORAA)                               2,548     3,348        4,679
                                                                     -------   -------     --------

       Total nonperforming assets                                    $26,597   $24,968     $ 25,319
                                                                     =======   =======     ========



Nonperforming assets as a percent of total loans plus ORAA              0.76%     0.70%        0.75%
Nonperforming assets as a percent of total assets                       0.60      0.56         0.57

---------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of June 30, 1998 such credits amounted to $21.9 million or 0.6% of total loans, compared with $25.0 million or 0.7% at December 31, 1997 and $20.3 million or 0.6% as of June 30, 1997. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Average deposits increased 2.8% in the first six months of 1998 as compared to the same period in 1997. The shift in deposits from interest-bearing demand and savings accounts to time accounts reflects changing customer liquidity preferences and the desire for higher yields. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. In the third quarter of 1997, the Corporation obtained approximately $20.0 million in brokered deposits as an alternative source of funding. The deposits mature in intervals over the next three years. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased to $128.8 million during the first six months of 1998 compared with $196.2 million during the same period of 1997. Long-term debt accounted for $141.8 million or 4.2% of average interest-bearing funds for the first six months of 1998, increasing from $84.3 million or 2.5% for the same period in 1997. The shift in funding from short-term borrowings to long-term debt reflects the relative attractiveness of long-term financing versus short-term borrowing in the current interest rate environment. At June 30, 1998, $100 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million which matures in 10 years.
These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENTS
In September 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In December 1996, the Financial Accounting Standards Board issued Statement No. 127 which delayed the effective dates of certain provisions of the original Statement. The Statements establish accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation has adopted the Statements to the extent permitted in 1997 and has adopted the remaining provisions effective January 1, 1998. The adoption did not have a material effect on the Corporation.

In June 1997, the FASB issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Public companies will be required to report financial and descriptive information about the company's operating segments. The Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. In the year of adoption, companies will not be required to disclose interim period information. The Corporation plans to adopt the Statement for year-end 1998 reporting.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement will standardize pension and other post employee benefit disclosures making them easier and less costly to prepare and more understandable. The Statement will eliminate certain existing disclosures, but adds new disclosures regarding the benefit obligation and changes in the fair value of plan assets. The Statement is effective for fiscal years beginning after December 31, 1997. The Statement will be adopted for year end 1998 reporting and is not expected to materially change the Corporation's annual employee benefit disclosures.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If the Corporation elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation plans to adopt this Statement effective January 1, 2000. Presently the Corporation does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Corporation.

IMPACT OF YEAR 2000
The Year 2000 issue is the result of computer programs which utilize two digits rather than four digits to define years for computer calculations. Any computer or electronic calculation recognizing a two digit date rather than a four digit date may incur system failure or miscalculate information when using a date after December 31, 1999, resulting in potentially serious impairment to business operations. The Corporation began addressing the issue in 1996 with the formation of a task force to identify Year 2000 related issues for any electronic devices, such as mainframe and microcomputers, using two digits rather than four digits for the year. The Corporation believes that it has identified all Year 2000 noncompliant systems and devices and is working closely with vendors and third party service providers to address solutions. Further, during the fall of 1997, formal discussions were initiated with the Corporation's significant commercial business clients to determine the extent to which the client's computer systems are vulnerable to Year 2000 failure.

A significant portion of the Corporation's Year 2000 solution included the strategic arrangement entered into with M&I Data Services in the third quarter of 1997. During the second quarter of 1998, Citizens completed the integration of its primary data processing systems with those of M&I Data Services. M&I has warranted to the Corporation that all systems to be replaced by M&I Data Services will be Year 2000 compliant by December 31, 1998.

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


------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                              Regulatory
                                              minimum
                                            For "Well          JUNE 30,         December 31,        June 30,
                                           Capitalized"          1998              1997               1997
------------------------------------------------------------------------------------------------------------
   Risk based capital:
     Tier I                                     6.0%            10.3%               9.8%             10.0%
     Total capital                             10.0             11.6               11.0              11.2
   Tier I Leverage                              5.0              8.3                8.0               7.9

------------------------------------------------------------------------------------------------------------

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

On May 5, 1998, the Corporation announced the initiation of a new stock repurchase plan which provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. The Corporation intends to acquire such shares in a systematic pattern. During the second quarter, the Corporation acquired 60,000 shares at a cost of $2,094,869, or an average cost of $34.91 per share.

OTHER
Total shareholders' equity was $426.8 million or $15.14 per share as of June 30, 1998, compared with $409.8 million or $14.61 per share as of December 31, 1997 and $406.4 million or $14.60 per share as of June 30, 1997. The Corporation declared cash dividends of $0.40 per share during the first six months of 1998, an increase of 11.1% over the $0.36 per share declared during the same period in 1997.

LIQUIDITY AND DEBT CAPACITY

The level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion is closely monitored by management. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1997 and 1998, the Corporation's strategy to operate at lower levels of liquid assets to volatile funding and a higher loan to deposit ratio improved the asset mix, resulting in increased net interest income. The Corporation experienced no liquidity or operational problems as a result of the current liquidity levels. These ratios are summarized in the following table:


----------------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                                      JUNE 30,           December 31,       June 30,
                                                       1998                 1997             1997
----------------------------------------------------------------------------------------------------
Quarterly average:
   Loans to deposits                                   94.7%                94.6%            92.0%
   Liquid assets to volatile funding                   43.9                 35.4             30.0
Core funding to total funding                          88.2                 86.5             87.7
----------------------------------------------------------------------------------------------------


The corporation manages liquidity to meet client cash flow needs while maintaining funds available for loan and investment opportunities. The corporation's quarterly average loan to deposit ratio increased to 94.7% at June 30, 1998 from 94.6% at December 31, 1997. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 1998 is illustrated in the following table.

As shown, the Corporation's interest rate risk position is well balanced in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $104 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


-------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                             TOTAL
June 30, 1998                        1-30      31-90     91-180   181-365    WITHIN       1-5       Over
(in millions)                        Days       Days      Days      Days     1 YEAR      Years    5 Years    Total
-------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS(3)
   Loans                       $    1,091.0   $ 150.8  $  182.6   $ 335.2  $ 1,759.6   $1,311.2  $  425.7 $ 3,496.5
   Investment securities               50.0      26.3      64.6     103.8      244.7      214.0     148.4     607.1
   Short-term investments               2.8       ---       ---       ---        2.8         ---      ---       2.8
                               ------------   -------  --------   -------  ---------   --------- -------- ---------
         Total                 $    1,143.8   $ 177.1  $  247.2   $ 439.0  $ 2,007.1   $1,525.2  $  574.1 $ 4,106.4
                               ============   =======  ========   =======  =========   ========  ======== =========

RATE SENSITIVE LIABILITIES
   Deposits (2)                $      234.6   $ 336.6  $  374.0   $ 695.9  $ 1,641.1   $1,221.7  $  181.9 $ 3,044.7
   Short-term borrowings              170.9       ---       ---       ---      170.9        ---       ---     170.9
   Long-term debt                       ---      13.0      15.0      63.1       91.1       39.4       0.1     130.6
                               ------------   -------  --------   -------  ---------   --------  -------- ---------
         Total                 $      405.5   $ 349.6  $  389.0   $ 759.0  $ 1,903.1   $1,261.1  $  182.0 $ 3,346.2
                               ============   =======  ========   =======  =========   ========  ======== =========

Period GAP (1)                 $      738.3   $(172.5) $ (141.8)  $(320.0) $   104.0   $  264.1  $  392.1 $   760.2
Cumulative GAP                        738.3     565.8     424.0     104.0        ---      368.1     760.2       ---

Cumulative GAP to
   Total Assets                       16.64%    12.76%     9.56%     2.34%       ---       8.30%    17.14%      ---
Multiple of Rate Sensitive
   Assets to Liabilities               2.82      0.51      0.64      0.58       1.05       1.21      3.15      1.23

====================================================================================================================

(1)      GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $444 million in the less than one year category, and $948 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS--None

ITEM 2.  CHANGES IN SECURITIES--None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5.  OTHER INFORMATION

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

                          CITIZENS BANKING CORPORATION


Date    August  12, 1998                       By   /s/ John W. Ennest
    -------------------------                      -------------------

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