Form 10-Q
period 1998-09-30
CITIZENS BANKING CORP
filed 1998-11-16
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the period ended September 30, 1998
                    -------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------


Commission file Number 0-10535

                          CITIZENS BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                               38-2378932
 -------------------------------                             -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  328 S. Saginaw St., Flint, Michigan                                  48502
----------------------------------------                     -------------------
(Address of principal executive offices)                             (Zip Code)

                                 (810) 766-7500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                 X  Yes    No
                                                                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 6, 1998
      ---------------------------               --------------------------------
     Common Stock, No Par Value                         28,094,536 Shares


                         (This report contains 24 pages)

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements............................... 3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations....................................... 8

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................. 23

     Item 2 - Changes in Securities.......................................... 23

     Item 3 - Defaults Upon Senior Securities................................ 23

     Item 4 - Submission of Matters to a Vote of Security Holders............ 23

     Item 5 - Other Information.............................................. 23

     Item 6 - Exhibits and Reports on Form 8-K............................... 23

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                        SEPTEMBER 30,        December 31,
  (in thousands)                                                                            1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                 $   166,854        $   168,351
  Money market investments:
    Interest-bearing deposits with banks                                                           64                246
    Term federal funds and other                                                                2,358             11,976
                                                                                          -----------        -----------
        Total money market investments                                                          2,422             12,222

  Securities available-for-sale:
    U.S. Treasury and federal agency securities                                               428,555            390,046
    State and municipal securities                                                            161,395            166,877
    Other securities                                                                           26,202             18,459
                                                                                          -----------        -----------
        Total investment securities                                                           616,152            575,382

  Loans:
    Commercial                                                                              1,484,301          1,317,213
    Real estate construction                                                                   86,493             71,035
    Real estate mortgage                                                                      762,583            779,567
    Consumer                                                                                1,182,747          1,336,120
    Lease financing                                                                            23,163             37,684
                                                                                          -----------        -----------
        Total loans                                                                         3,539,287          3,541,619

    Less: Allowance for loan losses                                                           (47,136)           (45,911)
                                                                                          -----------        -----------
        Net loans                                                                           3,492,151          3,495,708
  Premises and equipment                                                                       74,440             69,415
  Intangible assets                                                                            55,857             60,016
  Other assets                                                                                 54,667             58,177
                                                                                          -----------        -----------
          TOTAL ASSETS                                                                    $ 4,462,543        $ 4,439,271
                                                                                          ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                                                   $   604,189        $   600,498
    Interest-bearing                                                                        3,043,567          3,093,848
                                                                                          -----------        -----------
        Total deposits                                                                      3,647,756          3,694,346
  Federal funds purchased and securities sold
      under agreements to repurchase                                                          159,940            141,713
  Other short-term borrowings                                                                  27,561             33,153
  Other liabilities                                                                            51,320             52,052
  Long-term debt                                                                              141,168            108,165
                                                                                          -----------        -----------
          Total liabilities                                                                 4,027,745          4,029,429

  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                                                                 --                 --
  Common stock - No par value                                                                 118,488            120,274
  Retained earnings                                                                           310,353            285,706
  Accumulated other comprehensive income                                                        5,957              3,862
                                                                                          -----------        -----------
        Total shareholders' equity                                                            434,798            409,842
                                                                                          -----------        -----------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 4,462,543        $ 4,439,271
                                                                                          ===========        ===========

===================================================================================================================================




See notes to consolidated financial statements.

==========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
(in thousands, except per share amounts)                     1998          1997      1998          1997
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                 $75,848    $ 75,292     $226,988    $ 217,646
  Interest and dividends on investment securities:
    Taxable                                                    7,179       8,035       21,481       25,033
    Nontaxable                                                 1,877       2,140        5,721        6,710
  Money market investments                                       551         181        1,942          482
                                                             -------    --------     --------    ---------
      Total interest income                                   85,455      85,648      256,132      249,871
                                                             -------    --------     --------    ---------
INTEREST EXPENSE
  Deposits                                                    31,951      33,133       97,151       95,733
  Short-term borrowings                                        1,512       2,297        4,569        7,025
  Long-term debt                                               1,956       1,473        6,138        4,349
                                                             -------    --------     --------    ---------
      Total interest expense                                  35,419      36,903      107,858      107,107
                                                             -------    --------     --------    ---------
NET INTEREST INCOME                                           50,036      48,745      148,274      142,764
Provision for loan losses                                      3,510       5,245       10,530       12,197
                                                             -------    --------     --------    ---------
      Net interest income after provision for loan losses     46,526      43,500      137,744      130,567
                                                             -------    --------     --------    ---------
NONINTEREST INCOME
  Trust fees                                                   4,633       3,858       13,881       11,672
  Service charges on deposit accounts                          3,258       3,129        9,513        9,163
  Bankcard fees                                                2,083       1,917        5,653        5,271
  Mortgage and other loan income                               1,534         521        2,869        1,152
  Brokerage and investment fees                                  663         422        1,860        1,261
  Cash management services                                       583         440        1,685        1,349
  Investment securities gains (losses)                            49        (755)         103         (812)
  Other                                                        1,935       2,135        6,132        5,498
                                                             -------    --------     --------    ---------
      Total noninterest income                                14,738      11,667       41,696       34,554
                                                             -------    --------     --------    ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                              20,145      19,986       61,344       60,778
  Equipment                                                    2,921       3,069        9,079        9,428
  Occupancy                                                    2,845       2,820        8,516        8,700
  Intangible asset amortization                                1,386       1,386        4,159        4,712
  Bankcard fees                                                1,680       1,579        4,373        3,757
  Stationery and supplies                                        875         968        2,795        3,076
  Postage and delivery                                           953       1,116        3,165        3,305
  Advertising and public relations                             1,072         911        3,477        3,351
  Special charge                                                 ---      23,734          ---       23,734
  Other                                                        8,392       5,771       22,252       18,845
                                                             -------    --------     --------    ---------
      Total noninterest expense                               40,269      61,340      119,160      139,686
                                                             -------    --------     --------    ---------
INCOME BEFORE INCOME TAXES                                    20,995      (6,173)      60,280       25,435
Income taxes                                                   6,406      (1,222)      18,486        8,182
                                                             -------    --------     --------    ---------
NET INCOME (LOSS)                                            $14,589    $ (4,951)    $ 41,794    $  17,253
                                                             =======    ========     ========    =========
NET INCOME (LOSS) PER SHARE:
  Basic                                                      $  0.52    $  (0.18)    $   1.49    $    0.62
  Diluted                                                       0.50       (0.18)        1.45         0.61
AVERAGE SHARES OUTSTANDING:
  Basic                                                       28,164      27,896       28,138       27,834
  Diluted                                                     28,754      27,896       28,767       28,339

==========================================================================================================

See notes to consolidated financial statements

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                     Accumulated
                                                                                                        Other
                                                                     Common           Retained      Comprehensive
(in thousands except per share amounts)                               Stock           Earnings          Income          Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1997                                        $ 119,031        $ 276,778        $   3,296       $ 399,105
   Net income                                                                           14,255                           14,255
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                                      566             566
                                                                                                                      ---------
     Total comprehensive income                                                                                          14,821
   Exercise of stock options, net of
     shares purchased                                                   1,243                                             1,243
   Cash dividends - $0.19 per share                                                     (5,327)                          (5,327)
                                                                    ---------         --------        ---------       ---------
BALANCE - DECEMBER 31, 1997                                           120,274          285,706            3,862         409,842
   Net income                                                                           13,522                           13,522
   Net unrealized gain on securities available-for-sale,
     net of tax effect                                                                                     (352)           (352)
                                                                                                                      ---------
     Total comprehensive income                                                                                          13,170
   Exercise of stock options, net of
     shares purchased                                                   1,139                                             1,139

   Cash dividends - $0.19 per share                                                     (5,324)                          (5,324)
                                                                    ---------         --------        ---------       ---------
BALANCE - MARCH 31, 1998                                              121,413          293,904            3,510         418,827
   Net income                                                                           13,683                           13,683
   Net unrealized loss on securities available-for-sale,
      net of tax effect                                                                                     135             135
                                                                                                                      ---------
      Total comprehensive income                                                                                         13,818
   Exercise of stock options, net of
       shares purchased                                                 2,142                                             2,142
   Shares acquired for exercise of stock options                       (2,095)                                           (2,095)
   Cash dividends - $0.21 per share                                                     (5,909)                          (5,909)
                                                                    ---------         --------        ---------       ---------
BALANCE - JUNE 30, 1998                                               121,460          301,678            3,645         426,783
   Net income                                                                           14,589                           14,589
   Net unrealized gain on securities available-for-sale,
       net of tax effect                                                                                  2,312           2,312
                                                                                                                      ---------
       Total comprehensive income                                                                                        16,901
   Exercise of stock options, net of
       shares purchased                                                   182                                               182
   Shares acquired for exercise of stock options                       (3,154)                                           (3,154)
   Cash dividends - $0.21 per share                                                     (5,914)                          (5,914)
                                                                    ---------        ---------        ---------       ---------
BALANCE - SEPTEMBER 30, 1998                                        $ 118,488        $ 310,353        $   5,957       $ 434,798
                                                                    =========        =========        =========       =========

===============================================================================================================================


See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS Of CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                        Nine Months Ended
                                                                           September 30,
(in thousands)                                                        1998              1997
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                        $  41,794        $  17,253
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                         10,530           12,197
     Depreciation                                                       6,108            6,829
     Amortization of intangibles                                        4,159            4,712
     Write down of intangibles                                             --            7,570
     Net amortization on investment securities                          1,250              794
     Investment securities (gains) losses                                (103)             812
  Other                                                                 1,650           (1,854)
                                                                    ---------        ---------
      Net cash provided by operating activities                        65,388           48,313

INVESTING ACTIVITIES:
  Net decrease in money market investments                              9,800          (18,218)
  Securities available-for-sale:
    Proceeds from sales                                                 9,625          170,600
    Proceeds from maturities                                          199,562           90,978
    Purchases                                                        (247,881)        (129,523)
  Net increase in loans                                                (6,973)        (275,041)
  Purchases of premises and equipment                                 (11,133)          (3,598)
                                                                    ---------        ---------
      Net cash used by investing activities                           (47,000)        (164,802)

FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings deposits                2,427          (33,456)
  Net increase (decrease) in time deposits                            (49,017)         130,005
  Net increase (decrease) in short-term borrowings                     12,635           (6,736)
  Proceeds from issuance of long-term debt                             77,550           55,000
  Principal reductions in long-term debt                              (44,547)         (46,960)
  Cash dividends paid                                                 (17,147)         (13,959)
  Proceeds from stock options exercised                                 3,463              769
  Shares acquired for exercise of stock options                        (5,249)              --
  Cash in lieu of fractional shares                                        --              (50)
                                                                    ---------        ---------
       Net cash provided by financing activities                      (19,885)          84,613
                                                                    ---------        ---------
Net decrease in cash and due from banks                                (1,497)         (31,876)
Cash and due from banks at beginning of period                        168,351          182,039
                                                                    ---------        ---------

Cash and due from banks at end of period                            $ 166,854        $ 150,163
                                                                    =========        =========
===============================================================================================================





See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. All financial information presented reflects the consolidated results of Citizens Banking Corporation and CB Financial Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of the Corporation's performance for the three and nine-month periods ended September 30, 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 7 of this report and the Corporation's 1997 Annual Report on Form 10-K.

-------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
(in thousands, except per share data)                           1998          1997              1998           1997
-------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                                            $ 85,455       $ 85,648        $   256,132       $   249,871
  Net interest income                                          50,036         48,745            148,274           142,764
  Provision for loan losses                                     3,510          5,245             10,530            12,197
  Investment securities gains (losses)                             49           (755)               103              (812)
  Other noninterest income                                     14,689         12,422             41,593            35,366
  Noninterest expense before special charge                    40,269         37,606            119,160           115,952
  Special charge, net of tax                                       --         17,263                 --            17,263
  Income taxes                                                  6,406          5,249             18,486            14,653
  Net income (loss)                                            14,589         (4,951)            41,794            17,253
  Net income before special charge(1)                          14,589         12,312             41,794            34,516
  Cash dividends                                                5,914          5,298             17,147            13,959

PER SHARE DATA
  Basic net income (loss)                                    $   0.52       $  (0.18)       $       1.49      $      0.62
  Diluted net income (loss)                                      0.50          (0.18)               1.45             0.61
  Diluted net income before special charge(1)                    0.50           0.43                1.45             1.22
  Cash dividends                                                 0.21           0.19                0.61             0.55
  Book value (end of period)                                       --             --               15.46            14.30
  Market value (end of period close)                               --             --               32.88            29.33

FINANCIAL RATIOS (ANNUALIZED)
  Return on average shareholders' equity(1)                     13.46          11.99               13.26            11.53
  Return on average assets(1)                                    1.30           1.10                1.26             1.06
  Net interest margin (taxable equivalent)                       4.98           4.86                4.92             4.84
  Net loan charge-offs to average loans                          0.38           0.51                0.35             0.33
  Average equity to average total assets                         9.67           9.21                9.48             9.17
  Nonperforming assets to loans plus other repossessed
    assets acquired (end of period)                                --             --                0.78             0.72
  Nonperforming assets to total assets (end of period)             --             --                0.62             0.57


BALANCE SHEET TOTALS                                                            Percent
 At Period End (September 30)                                                   Change
                                                                                ------
    Assets                                                                       1.1        $  4,462,543      $ 4,413,434
    Loans                                                                        1.2           3,539,287        3,496,528
    Deposits                                                                    (1.3)          3,647,756        3,695,300
    Shareholders' equity                                                         8.9             434,798          399,105


 Average balances
    Assets                                                                       1.9           4,444,185        4,361,659
    Loans                                                                        4.9           3,505,735        3,341,447
    Deposits                                                                     1.8           3,694,325        3,630,251
    Shareholders' equity                                                         5.3             421,353          400,141
=========================================================================================================================

(1) 1997 operating income before special charge with CB Financial Corporation merger and information technology operations reorganization.

PERFORMANCE SUMMARY
Selected financial data as of September 30, 1998 and 1997 and for the three and nine month periods then ended are presented in the table on page 8. The results of operations for the three and nine month periods ended September 30, 1997, reflect a special charge of $17.3 million, after tax, related to the July 1, 1997 merger with CB Financial Corporation and the reorganization of Citizens' information technology operations. Earnings, before the special charge, in both the three and nine-month periods ended September 30, 1998 increased over the same periods of 1997, due to higher net interest income and noninterest income, and a reduction in the provision for loan losses. This improvement was partially offset by higher operating expenses (before the special charge) and income taxes. Net interest income increased due to loan growth and higher earning asset levels in both the three and nine-month periods. Noninterest income increased primarily due to growth in trust fees, brokerage and investment fees, and mortgage and other loan income, as well as new title insurance services. New data processing services and higher bankcard fees offset, in part, by savings derived from the 1997 merger with CB Financial Corporation resulted in an increase in noninterest expense (before the special charge). The merger with CB Financial Corporation was accounted for as a pooling-of-interests and, accordingly, all amounts presented give effect to this acquisition.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1998 and 1997 are summarized on page 11. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table below.


----------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                                                      1998 Compared with 1997
                                                                      -----------------------
                                              Three Months Ended September 30        Nine Months Ended September 30
                                          -----------------------------------    -------------------------------------
                                                          Increase (Decrease)                     Increase (Decrease)
                                                           Due to Change in                        Due to Change in
                                           Net            -------------------      Net            -------------------
(in thousands)                            Change (1)      Rate     Volume (2)     Change (1)      Rate      Volume (2)
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

  Money market investments:
    Time Deposits with banks             $    --      $    --     $    --       $     (3)   $      2      $     (5)
    Federal funds sold                       397            1         396          1,564          --         1,564
    Term federal funds sold and other        (27)          (3)        (24)          (101)         (5)          (96)

Investment securities:
    Taxable                                 (856)         114        (970)        (3,552)        660        (4,212)
    Tax-exempt                              (263)         (69)       (194)          (989)       (142)         (847)

Loans                                        556       (1,475)      2,031          9,342        (645)        9,987
                                         -------       ------     -------       --------    --------      --------
   Total                                    (193)      (1,432)      1,239          6,261        (130)        6,391
                                         -------      -------     -------       --------    --------      --------

INTEREST EXPENSE
  Deposits:
    Demand                                   (33)         (77)         44           (161)        (83)          (78)
    Savings                                 (308)        (485)        177           (749)     (1,245)          496
    Time                                    (841)        (411)       (430)         2,328         140         2,188
  Short-term borrowings                     (785)         (51)       (734)        (2,456)       (209)       (2,247)
  Long-term debt                             483         (123)        606          1,789        (286)        2,075
                                          ------       ------     -------       --------    --------      --------
   Total                                  (1,484)      (1,147)       (337)           751      (1,683)        2,434
                                          ------       ------     -------       --------    --------      --------
NET INTEREST INCOME                      $ 1,291      $  (285)    $ 1,576       $  5,510    $  1,553      $  3,957
                                         =======      =======     =======       ========    ========      ========
----------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)  Rate/Volume variances are allocated to changes due to volume.



For the third quarter of 1998, net favorable volume related variances in net interest income offset, in part, by net unfavorable rate related variances resulted in an increase of $1,291,000 in net interest income, as compared to the same period in 1997. For the nine-month period ended September 30, 1998, favorable volume and rate related variances resulted in an increase in net interest income of $5,510,000, as compared to the same period in 1997. For the third quarter of 1998, higher loan and federal funds sold balances, and lower time deposit balances, offset, in part, by reduced levels of investment securities, accounted for the majority of the volume increases. For the nine-month period ended September 30, 1998, higher loan and federal funds sold balances offset, in part, by time deposit growth and lower levels of investment securities accounted for most of the volume increases. In both the three and nine month periods, higher levels of long-term debt were offset by lower short term borrowings as the corporation extended certain debt maturities in the current interest rate environment.

Yields on earning assets decreased to 8.38% from 8.42% for the three months ended September 30, 1998 as compared with the same period in 1997 due to lower yields in the commercial loan portfolio. Yields on earning assets increased to 8.40% from 8.37% for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase resulted from higher yields on taxable investment securities and a higher concentration of loans to earning assets. This improved composition of assets and the overall higher level of earning assets resulted in net volume related increases in interest income of $1,239,000 and $6,391,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997.

The cost of interest-bearing liabilities decreased to 4.22% from 4.34% for the three month period ended September 30, 1998, as compared with the same period in 1997, and remained unchanged at 4.28% for the nine month period ended September 30, 1998, as compared to the prior year. The decrease in the third quarter reflected the overall lower interest rate environment as the cost of all categories of interest-bearing liabilities declined compared with the same period of 1997. For the nine month period ended September 30, 1998 the lower cost of most interest bearing liabilities was offset by a slight increase in time deposit rates and a continued shift in deposits from regular savings and demand accounts to higher cost investment savings and time accounts.

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

           AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                1998                                    1997
                                              -------------------------------------   ---------------------------------------
Three Months Ended September 30                  AVERAGE                   AVERAGE       Average                   Average
(in thousands)                                   BALANCE     INTEREST(1)   RATE(2)       Balance    Interest(1)    Rate(2)
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks      $       54     $        1       4.44%     $      49     $        1       6.08%
    Federal funds sold                            36,685            516       5.59          8,548            119       5.53
    Term federal funds sold and other              3,195             34       4.24          5,137             61       4.72
  Investment securities(3):
    Taxable                                      444,145          7,179       6.45        514,708          8,035       6.23
    Tax-exempt                                   143,185          1,877       8.11        160,279          2,140       8.24
  Loans:
    Commercial                                 1,468,212         31,121       8.60      1,273,404         28,192       8.90
    Real estate                                  798,059         16,245       8.14        782,523         15,905       8.13
    Consumer                                   1,213,299         28,051       9.18      1,334,473         30,554       9.09
    Lease financing                               24,756            431       6.97         40,901            641       6.27
                                              ----------     ----------                ----------     ----------
      Total earning assets(3)                  4,131,590         85,455       8.38      4,120,022         85,648       8.42

NONEARNING ASSETS
  Cash and due from banks                        176,799                                  149,302
  Bank premises and equipment                     73,924                                   72,208
  Other nonearning assets                        112,744                                  126,477
  Allowance for loan losses                      (46,935)                                 (45,539)
                                              ----------                               ----------
      Total assets                           $ 4,448,122                               $4,422,470
                                             ===========                               ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                              393,436          1,500       1.51        375,544          1,533       1.62
    Savings deposits                           1,031,503          7,188       2.76      1,046,604          7,496       2.84
    Time deposits                              1,642,983         23,263       5.62      1,683,525         24,104       5.68
    Short-term borrowings                        127,738          1,512       4.70        183,505          2,297       4.97
    Long-term debt                               135,808          1,956       5.72         88,457          1,473       6.64
                                              ----------     ----------                ----------     ----------
     Total interest-bearing liabilities        3,331,468         35,419       4.22      3,377,635         36,903       4.34

NONINTEREST-BEARING LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Demand deposits                                614,466                                  581,554
  Other liabilities                               72,241                                   55,844
  Shareholders' equity                           429,947                                  407,437
                                              ----------                               ----------

     Total liabilities and shareholders'
       equity                                $ 4,448,122                               $4,422,470
                                             ===========                               ==========

NET INTEREST INCOME                                          $  50,036                                $   48,745
                                                             =========                                ==========
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                            4.98%                                    4.86%

=============================================================================================================================


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,497 and $1,439 for the three months ended September 30, 1998 and 1997, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

            AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                      1998                                     1997
                                                     -------------------------------------   ---------------------------------------
Nine Months Ended September 30                         AVERAGE                    AVERAGE       Average                    Average
(in thousands)                                         BALANCE     INTEREST(1)    RATE(2)       Balance     Interest(1)    Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks              $        40     $         2    6.26%    $      145    $        5       4.88%
    Federal funds sold                                     44,337           1,841    5.55          6,687           277       5.55
    Term federal funds sold and other                       3,047              99    4.32          5,491           200       4.86

  Investment securities(3):
    Taxable                                               444,850          21,481    6.44        541,132        25,033       6.17
    Tax-exempt                                            144,573           5,721    8.16        167,611         6,710       8.24
  Loans:
    Commercial                                          1,416,629          90,579    8.67      1,253,106        82,286       8.88
    Real estate                                           797,524          48,796    8.16        774,244        46,797       8.06
    Consumer                                            1,262,017          86,008    9.11      1,271,369        86,414       9.09
    Lease financing                                        29,565           1,605    7.24         42,729         2,149       6.71
                                                      -----------     -----------            -----------    ----------
       Total earning assets(3)                          4,142,582         256,132    8.40      4,062,514       249,871       8.37

NONEARNING ASSETS
  Cash and due from banks                                 159,596                                146,163
  Bank premises and equipment                              71,785                                 73,310
  Other nonearning assets                                 116,963                                123,702
  Allowance for loan losses                               (46,741)                               (44,030)
                                                      -----------                            -----------
       Total assets                                   $ 4,444,185                            $ 4,361,659
                                                      ===========                            ===========

INTEREST-BEARING LIABILITIES
  Deposits:
     Demand deposits                                      384,725           4,468    1.55        383,827         4,629      1.61
     Savings deposits                                   1,029,727          21,424    2.78      1,053,848        22,173      2.81
     Time deposits                                      1,687,453          71,259    5.65      1,634,278        68,931      5.64
  Short-term borrowings                                   128,461           4,569    4.76        191,952         7,025      4.89
  Long-term debt                                          139,781           6,138    5.87         85,703         4,349      6.78
                                                      -----------     -----------            -----------    ----------
       Total interest-bearing liabilities               3,370,147         107,858    4.28      3,349,608       107,107      4.28

NONINTEREST-BEARING LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Demand deposits                                         592,420                                558,298
  Other liabilities                                        60,265                                 53,612
  Shareholders' equity                                    421,353                                400,141
                                                      -----------                            -----------
       Total liabilities and shareholders' equity     $ 4,444,185                            $ 4,361,659
                                                      ===========                            ===========


NET INTEREST INCOME                                                   $   148,274                           $   142,764
                                                                      ===========                           ===========

NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                   4.92%                                  4.84%
====================================================================================================================================


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4,406 and $4,662 for the nine months ended September 30, 1998 and 1997, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses at a rate considered appropriate based on judgments regarding economic conditions, historical loss experience, the size and composition of the loan portfolio, the amount and character of nonperforming assets, estimated future net charge-offs and other factors. A summary of loan loss experience during the three and nine months periods ended September 30, 1998 and 1997 is provided below. The provision for loan losses decreased $1,735,000 during the three months ended September 30, 1998, as compared with the same period in 1997, and decreased $1,667,000 in the first nine months of 1998 versus the same period of 1997.

The ratio of net loans charged off to average loans outstanding was down thirteen basis points in the third quarter of 1998 but up two basis points for the nine-month period ended September 30, 1998, as compared to the same periods in 1997. The changes reflect a large lease charge-off in the third quarter of 1997 and increased levels of charge-offs in the Corporation's indirect consumer loan portfolio during 1998.

-----------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
(in thousands)                                                1998             1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period             $   46,956       $   45,198       $   45,911       $   42,166
  Charge-offs                                                    4,127            5,085           11,940           10,862
  Recoveries                                                       797              683            2,635            2,540
                                                            ----------       ----------       ----------       ----------
Net charge-offs                                                  3,330            4,402            9,305            8,322
Provision for loan losses                                        3,510            5,245           10,530           12,197
                                                            ----------       ----------       ----------       ----------

Allowance for loan losses - end of period                   $   47,136       $   46,041       $   47,136       $   46,041
                                                            ==========       ==========       ==========       ==========

Loans outstanding at period end                             $3,539,287       $3,496,528       $3,539,287       $3,496,528
Average loans outstanding during period                      3,504,326        3,431,301        3,505,734        3,341,447

Allowance for loan losses as a percentage of loans
  outstanding at period end                                       1.33%            1.32%            1.33%            1.32%
Ratio of net charge-offs during period to average
  loans outstanding (annualized)                                  0.38             0.51             0.35             0.33
Loan loss coverage (allowance as a multiple of net
  charge-offs, annualized)                                         3.5x             2.6x             3.8x             4.1x
-----------------------------------------------------------------------------------------------------------------------------

The Corporation maintains formal policies and procedures to monitor and control credit risk. The Corporation's loan portfolio has no significant concentrations in any one industry or any exposure to foreign loans. The Corporation has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Based on present information, management believes the allowance for loan losses is adequate to meet known risks in the loan portfolio.

Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management has identified and devotes appropriate attention to credits that may not be performing as well as expected. Nonperforming loans are further discussed in the section entitled "Nonperforming Assets."

NONINTEREST INCOME

A summary of significant sources of noninterest income during the three and nine months ended September 30, 1998 and 1997 follows:

-------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                             Three Months Ended           Nine Months Ended              Percent
                                              September 30,                 September 30,             Change in 1998
                                           ---------------------        --------------------     -----------------------
                                                                                                  Three        Nine
(in thousands)                                 1998         1997           1998         1997      Months      Months
-------------------------------------------------------------------------------------------------------------------------
Trust fees                                 $   4,633    $   3,858      $  13,881    $  11,672        20.1 %      18.9 %
Service charges on deposit accts               3,258        3,129          9,513        9,163         4.1         3.8
Bankcard fees                                  2,083        1,917          5,653        5,271         8.7         7.2
Brokerage and investment fees                    663          422          1,860        1,261        57.1        47.5
Mortgage and other loan income                 1,534          521          2,869        1,152       194.4       149.0
ATM network user fees                            763          910          2,206        2,150       (16.2)        2.6
Cash management services                         583          440          1,685        1,349        32.5        24.9
Title insurance fees                             258          ---            746          ---          (1)         (1)
Investment securities gains (losses)              49         (755)           103         (812)         (1)         (1)
Other, net                                       914        1,225          3,180        3,348       (25.4)       (5.0)
                                           ---------   ----------      ---------    ---------
Total noninterest income                   $  14,738   $   11,667      $  41,696    $  34,554        26.3%       20.7%
                                           =========   ==========      =========    =========
-------------------------------------------------------------------------------------------------------------------------
(1) Not meaningful

Noninterest income increased 26.3% and 20.7% in the three and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Nearly every category of noninterest income was higher in 1998 than in 1997, for both the three and nine-month periods ended September 30. The corporation experienced significant increases in trust fees, brokerage and investment fees, mortgage and other loan income, cash management fees and title insurance fees. ATM network user fees decreased 16.2% in the third quarter, primarily due to a volume decrease in customer surcharge fees and foreign ATM network fees.

Increased trust fee income for personal and employee benefit trust services attributed to a 20.1% and 18.9% increase for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The increases were the result of improved pricing strategies and higher volumes of managed assets. Brokerage and investment fees increased 57.1% and 47.5% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. This increase was the result of increased sales efforts and better penetration of the corporation's client base.

Mortgage and other loan income increased 194.4% and 149.0% for the three and nine months ended September 30, 1998, respectively, over the same periods in 1997. The increase reflects a gain of $630,000 from sale of a portfolio of student loans in the third quarter of 1998 and an increase in servicing release premiums from sale of residential mortgage loans into the secondary market. Mortgage volumes have increased steadily due to focused sales efforts and a favorable interest rate environment for most of 1997 and the first nine months of 1998. Cash management services fees increased 32.5% and 24.9% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. Generally, clients have responded to enhanced investment options, which include various money market and treasury obligation mutual funds from which the Corporation receives a management fee.

During the fourth quarter of 1997, the Corporation established Citizens Title Services, Inc. a subsidiary of Citizens Bank. This new subsidiary provides title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing. Title insurance fees were $258,000 and $746,000 in the three and nine-month periods ended September 30, 1998, respectively.

Other miscellaneous income decreased 25.4% in the third quarter of 1998, as compared to the same period in 1997, due to a gain of $291,000 on the sale, in July 1997, of a bank branch office and the corresponding deposits. The 1998 and 1997 third quarter and year-to-date gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment and, in part, to fund loan growth and meet liquidity needs.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 1998 and 1997 is summarized in the table below.



-------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE


                                            Three Months Ended            Nine Months Ended             Percent
                                               September 30,                September 30,            Change in 1998
                                            ------------------            ------------------       -------------------
                                                                                                    Three        Nine
(in thousands)                              1998         1997             1998          1997       Months       Months
-------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits              $20,145      $19,986       $ 61,344      $ 60,778         0.8 %        0.9 %
Equipment                                     2,921        3,069          9,079         9,428        (4.8)        (3.7)
Occupancy                                     2,845        2,820          8,516         8,700         0.9         (2.1)
Intangible asset amortization                 1,386        1,386          4,159         4,712         ---        (11.7)
Bankcard fees                                 1,680        1,579          4,373         3,757         6.4         16.4
Stationery and supplies                         875          968          2,795         3,076        (9.6)        (9.1)
Postage and delivery                            953        1,116          3,165         3,305       (14.6)        (4.2)
Advertising and public relations              1,072          911          3,477         3,351        17.7          3.8
Data processing services                      1,873           92          4,174           310          (2)          (2)
Professional services                         1,094        1,342          3,376         4,256       (18.5)       (20.7)
Other loan fees                               1,023          796          2,609         2,406        28.5          8.4
Telephone                                     1,128          811          2,977         2,461        39.1         21.0
Special Charge (1)                              ---       23,734            ---        23,734          (2)          (2)
Other, net                                    3,274        2,730          9,116         9,412        19.9         (3.1)
                                            -------      -------       --------      --------
  Total noninterest expense                 $40,269      $61,340       $119,160      $139,686       (34.4)%      (14.7)%
                                            =======      =======       ========      ========
-------------------------------------------------------------------------------------------------------------------------

(1) Special charge associated with CB Financial Corporation merger and information technology operations reorganization
(2) Not meaningful


The three and nine month periods ended September 30, 1997, reflect a special charge of $23.7 million ($17.3 million, after tax) related to the July 1, 1997 merger with CB Financial Corporation and the reorganization of Citizens' information technology operations. Operating expenses, excluding the special charge, increased 7.1% and 2.8% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in operating expenses is primarily attributable to data processing services associated with the Corporation's new information technology partnership with M&I Data Services, entered into in the third quarter of 1997. This increase was partially offset by operating efficiencies achieved from the July 1, 1997 merger with CB Financial Corporation and a reduction in personnel and other expenses related to the Corporation's information technology operations. The conversions to M&I's core application systems were completed by June 1998. Further performance improvement is anticipated with the conversion in November 1998 of the Corporation's remaining mainframe applications to a client server based platform. In addition, the Corporation believes that system upgrades and standardization provided by its partnership with M&I Data Services will enhance product development, support future strategic initiatives and facilitate long-term expense control. This strategic arrangement will also address many Year 2000 information systems-related issues.

This disclosure contains forward-looking statements about expected savings and effects of the Corporation's information technology arrangement which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased only 0.8% and 0.9% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The increases for the three and nine month periods were due to higher incentive based compensation and normal merit increases predominantly offset by lower staffing levels due to efficiencies resulting from the CB Financial Corporation merger and the information technology arrangement with M&I Data Services.

OTHER NONINTEREST EXPENSES
Before the special charge, other noninterest expenses, increased 14.2% and 4.8% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increases were primarily due to new data processing charges and related increases in telephone costs (voice and data communication), training and travel costs, and higher bankcard fees, other loan fees and advertising and public relations costs. These increases in both the three and nine month periods were partially offset by lower costs for equipment, stationery and supplies, postage and delivery, and professional services (i.e., auditing, consulting, etc.).

Due to the information technology partnership with M&I Data Services, the Corporation incurred new data processing charges and higher training and travel, and voice and data communication costs. These increases were offset, in part, by related reductions in compensation, equipment costs and consulting and other professional services. Economies of scale and savings from consolidation of data processing, proof and other functions related to the July 1, 1997 merger with CB Financial Corporation, are reflected in reduced stationery and supplies; postage and delivery; regulatory examination and professional fees for legal and auditing services.

Bankcard fees increased due to higher transaction volume, increased costs for processing services and enhanced loss prevention efforts. Intangible asset amortization expense declined due to the third quarter 1997 write-down of goodwill and core deposit intangibles related to previous acquisitions of CB Financial Corporation. Advertising and public relations costs were up to promote awareness of the Corporation's full complement of financial planning services and Clients First! image, as well as the related introduction of new loan, deposit and financial products and services. Other loan fees increased as higher commercial and mortgage loan volumes resulted in recognition of additional appraisal and processing fees.

INCOME TAXES
Higher pre-tax earnings and a slightly lower level of tax-exempt interest income resulted in increased federal income tax expense for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year.

BALANCE SHEET
The Corporation had total assets of $4.463 billion as of September 30, 1998, an increase of $23.3 million or 0.5% from $4.439 billion as of December 31, 1997. Average earning assets comprised 93.2% of average total assets during the first nine months of 1998 compared with 93.1% in the first nine months of 1997.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 15.4% of average earning assets during the first nine months of 1998, compared with 17.7% for the same period of 1997. Liquidity provided from the sale and maturity of investment securities (primarily U.S. Treasury securities) was reinvested in higher yielding federal agency mortgage-backed securities and was used to fund loan growth resulting in a higher composition of loans to earning assets and improved yield on earning assets.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no significant concentrations in any industry. Due to selective promotions and a relatively low interest rate environment, the Corporation experienced greater loan demand with total average loans increasing 4.9% in the first nine months of 1998 as compared to the same period in 1997. This growth occurred primarily within the commercial and real estate mortgage categories.

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

At September 30, 1998, loans considered to be impaired under the Statements totaled $17.8 million (of which $13.1 million were on a nonaccrual basis). Included within this amount was $8.2 million of impaired loans for which the related allowance for loan losses was $1.6 million and $9.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1998 was approximately $18.5 million. For the quarter ended September 30, 1998, the Corporation recognized interest income of approximately $0.1 million. No interest was recognized on a cash basis as all cash collected on nonaccrual impaired loans was applied to loan principal.

At September 30, 1997, loans considered to be impaired under the Statements totaled $18.7 million (of which $11.4 million were on a nonaccrual basis). Included within this amount was $7.0 million of impaired loans for which the related allowance for loan losses was $0.6 million and $11.7 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1997 was approximately $17.8 million. For the quarter ended September 30, 1997, the Corporation recognized interest income of $0.3 million, which included $0.2 million of interest income, recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of September 30, 1998, December 31, 1997 and September 30, 1997. Total nonperforming assets amounted to $27.5 million as of September 30, 1998, compared with $25.0 million as of December 31, 1997 and $25.2 million as of September 30, 1997. Nonperforming assets at September 30, 1998 were up $2,537,000 or 10.2% over year-end 1997 as an increase in nonaccrual loans 90 or more days past due was offset, in part, by a reduction in nonaccrual loans less than 30 days past due and in other repossessed assets acquired. The increase in nonaccrual loans 90 or more days past due occurred primarily within the commercial and commercial mortgage portfolios. These credits are generally well secured and are not expected to represent a significant risk to the Corporation.



------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                SEPTEMBER 30,     December 31,    September 30,
(IN THOUSANDS)                                                     1998              1997             1997
------------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
Nonaccrual
  Less than 30 days past due                                       $ 2,853           $ 5,128         $ 5,171
  From 30 to 89 days past due                                        2,117             2,021           1,463
  90 or more days past due                                          19,370            12,840          13,617
                                                                   -------           -------         -------
      Total                                                         24,340            19,989          20,251
90 days past due and still accruing                                    908             1,185             662
Restructured                                                           134               446             487
                                                                   -------          --------         -------
      Total nonperforming loans                                     25,382            21,620          21,400

OTHER REPOSSESSED ASSETS ACQUIRED (ORAA)                             2,123             3,348           3,766
                                                                  --------          --------         -------
      Total nonperforming assets                                  $ 27,505          $ 24,968         $25,166
                                                                  ========          ========         =======
Nonperforming assets as a percent of total loans plus ORAA            0.78%             0.70%           0.72%
Nonperforming assets as a percent of total assets                     0.62              0.56            0.57

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

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of September 30, 1998, such credits amounted to $22.3 million or 0.6% of total loans, compared with $25.0 million or 0.7% at December 31, 1997 and $23.9 million or 0.6% as of September 30, 1997. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Average deposits increased 1.8% in the first nine months of 1998 as compared to the same period in 1997. The shift in deposits from passbook and statement savings accounts to higher yielding investment rate savings and time accounts reflects changing customer liquidity preferences and the desire for higher yields. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. In the third quarter of 1997, the Corporation obtained approximately $20.0 million in brokered deposits as an alternative source of funding. The deposits mature in intervals over the next three years. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased to $128.5 million during the first nine months of 1998 compared with $192.0 million during the same period of 1997. Long-term debt accounted for $139.8 million or 4.1% of average interest-bearing funds for the first nine months of 1998, increasing from $85.7 million or 2.6% of average interest-bearing funds for the same period in 1997. The shift in funding from short-term borrowings to long-term debt reflects the relative attractiveness of long-term financing versus short-term borrowing in the current interest rate environment. At September 30, 1998, $117.5 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million, which matures in 10 years. These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENTS
In September 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". In December 1996, the Financial Accounting Standards Board issued Statement No. 127, which delayed the effective dates of certain provisions of the original Statement. The Statements establish accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. The Corporation has adopted the Statements to the extent permitted in 1997 and has adopted the remaining provisions effective January 1, 1998. The adoption did not have a material effect on the Corporation.

In September 1997, the FASB issued Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". The Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Public companies will be required to report financial and descriptive information about the company's operating segments. The Statement is effective for fiscal years beginning after December 15, 1997 with reclassification of the financial statements for earlier periods required for comparative purposes. In the year of adoption, companies will not be required to disclose interim period information. The Corporation plans to adopt the Statement for year-end 1998 reporting.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement will standardize pension and other post employee benefit disclosures making them easier and less costly to prepare and more understandable. The Statement will eliminate certain existing disclosures, but ads new disclosures regarding the benefit obligation and changes in the fair value of plan assets. The Statement is effective for fiscal years beginning after December 31, 1997. The Statement will be adopted for year-end 1998 reporting and is not expected to materially change the Corporation's annual employee benefit disclosures.

In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If the Corporation elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation plans to adopt this Statement effective January 1, 2000. Presently the Corporation does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Corporation.

IMPACT OF YEAR 2000
The Year 2000 issue is the result of computer programs that utilize two digits rather than four digits to define years for computer calculations. Any computer or electronic calculation recognizing a two digit date rather than a four digit date may incur system failure or miscalculate information when using a date after December 31, 1999, resulting in potentially serious impairment to business operations.

In September 1996, the Corporation formed a task force to identify Year 2000 related issues and develop an enterprise-wide strategy to prepare for the Year 2000, which would encompass in-house systems, service bureaus for outsourced systems, vendors, customers, and suppliers. The project began with an assessment of the information technology and non-information technology systems that required modification for the Year 2000. The Corporation inventoried hardware and software systems, surveyed all vendors for their Year 2000 status, identified resources required to resolve the problems, and developed a Year 2000 implementation plan with specific goals and target dates. Further, in the fall of 1997, formal discussions were initiated with the Corporation's significant commercial business clients to determine the extent to which the client's computer systems are vulnerable to Year 2000 failure.

Concurrently, another task force was formed to provide a solution for the previously planned replacement of the Corporation's core application systems. The primary objectives of this second task force were (a) to select an integrated suite of applications that the Corporation could use to leverage its ability to quickly respond to the demands of its market place and provide fast track support of the Corporation's strategic initiatives, and (b) to position the Corporation with the professional expertise and technological resources to take advantage of new developments in technology and put information to work for clients and staff members alike. As a result, the Corporation formed an information technology partnership with M&I Data Services in the third quarter of 1997. The Corporation completed integrating its primary data processing systems with those of M&I Data Services in the second quarter of 1998. In the third quarter of 1998, M&I Data Services upgraded its systems to be Year 2000 compliant and is currently processing the Corporation's core applications on these compliant systems. The Corporation expects testing of these systems to be completed in the first quarter of 1999. The application systems run by M&I Data Services represent approximately 70% of the Corporation's mission critical systems.

The Corporation believes that it has completed its assessment of the remaining computer-based systems and applications and non-information technology systems. The majority of those applications that are not Year 2000 compliant have been, or will be, upgraded or replaced by new systems. The costs of new systems have been, or will be, recorded as an asset and amortized. System assessment and conversion costs to upgrade the remaining noncompliant systems are expensed as incurred. A significant portion of the costs associated with making the remaining applications not covered by new systems Year 2000 compliant do not represent incremental costs to the Corporation, as they are covered under current maintenance agreements or involve the redeployment of existing information technology resources. Costs related to the year 2000 issue are funded through operating cash flows. The Corporation estimates that it will spend less than $3.0 million for its Year 2000 compliance efforts. Approximately $2.0 million to $2.5 million of these expenditures is for new hardware and software and has or will be capitalized. Year 2000 compliance costs expended through September 30, 1998 were approximately $250,000. These estimates do not include the cost of the Corporation's previously planned mission critical application systems, which have not been accelerated due to the Year 2000 problem.

Currently, the Corporation's remediation efforts are at different phases of completion. Remediation and testing activities are underway on all of the Corporation's mission critical information technology and non-information technology systems and applications. For the Corporation's information technology exposures, to date the remediation phase is 73% complete (86% of mission critical applications and 68% of non-mission critical applications).
The Corporation expects to complete software replacement or upgrades in the first quarter of 1999. Once software is replaced or upgraded for a system, the Corporation begins implementation and testing. The phases run concurrently for different systems. To date, the Corporation has implemented 81% and 67% of its mission critical and non-mission critical remediated systems, respectively, and completed 40% of its testing. Completion of the implementation and testing phases for all significant information technology systems is expected by June 30, 1999. The Corporation's exposure to non-information technology systems (i.e. systems with date sensitive embedded technology requiring Year 2000 upgrades) relates primarily to the Corporations operating equipment and facilities (e.g., security access and alarm systems, elevators, heating and air conditioning units, etc.). Completion of the implementation and testing of non-information technology systems is expected by June 30, 1999.

The Corporation is also addressing the readiness of critical suppliers, customers, governmental agencies and other third parties that provide services to or receive services from the Corporation. Primarily, the Corporation is surveying its suppliers and large customers to assess the extent to which the Corporation is vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received responses from the majority of its third party vendors and suppliers, confirming that the third parties' software systems are Year 2000 compliant or, if not compliant, that these third parties have an action plan in place to have them compliant by mid 1999. The testing of mission critical third party software systems is also in progress. The Corporation is on schedule to have all testing of third party software systems completed by June 30, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. Failure of such entities, or one of their suppliers or customers, to become compliant in a timely manner could have an adverse effect on the Corporation's results of operations or financial condition.

As a bank holding company, the Corporation is also exposed to the credit risk of its loan customers ("borrowers"). To the extent that major borrowers fail to adequately address Year 2000 issues, the credit worthiness of these borrowers may deteriorate and adversely impact the Corporation's subsidiary banks. As a result, the Corporation has identified material borrowers and has assessed these borrowers' Year 2000 preparedness. The Year 2000 readiness of material borrowers will be monitored periodically to access their year 2000 compliance and evaluate any further risk to the corporation.

The Corporation is enhancing its existing business resumption plans to reflect known Year 2000 issues and is preparing general contingency plans to address unforeseen Year 2000 issues. These contingency plans involve, among other actions, manual workarounds and coordination of personnel and resources. The Corporation has determined that it must rely primarily on its software vendors to remedy, in a timely manner, any unforeseen situations of its mission critical systems. There can be no assurance that any plans will fully mitigate all difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

The failure to identify and correct a material Year 2000 issue could result in an interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Corporation. The Corporation, however, has identified and assessed its areas of risk related to the Year 2000 issue and is not aware of any noncompliant system or application for which a solution is not available or which would impair the Corporation's business operations. In addition, the Corporation has not, nor does it intend to, defer any other projects that could have a material impact on its normal business activities or operations. The Corporation believes that with upgrades to existing software, new hardware and software purchases, and the conversion of the Corporation's core application systems to M&I Data Services Year 2000 compliant systems, the Year 2000 issue will not pose significant operational disruptions. Further, the additional costs to be incurred are not expected to be material to the Corporation's results of operations, liquidity, financial condition or capital resources.

The anticipated costs and projected dates for completion of the Corporation's Year 2000 projects, were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Other unanticipated Year 2000 issues could arise and there can be no assurance that these estimates will be achieved and actual results could differ from those anticipated. These unanticipated issues may include, but are not limited to, the ability to identify and correct all noncompliant systems and applications, the ability of third parties to become Year 2000 compliant, the availability and cost of trained personnel, the impact of Year 2000 on our clients and other uncertainties.


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

----------------------------------------------------------------------------------------------------------------------


CAPITAL RATIOS                                         Regulatory
                                                       Minimum
                                                       For "Well       SEPTEMBER 30,     December 31,     September 30,
                                                       Capitalized"        1998             1997              1997
-----------------------------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                                               6.0 %               10.4 %            9.8 %             9.6 %
  Total capital                                       10.0                 11.6             11.0              10.9
Tier I leverage                                        5.0                  8.5              8.0               7.7
-----------------------------------------------------------------------------------------------------------------------

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

On May 5, 1998, the Corporation announced the initiation of a new stock repurchase plan that provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. The Corporation intends to acquire such shares in a systematic pattern. As of September 30, 1998 a total of 155,500 shares have been purchased under the plan at a cost of $5,248,581, or an average price of $33.75 per share. All but 55,006 of these shares have been reissued for the exercise of stock options. Shares of common stock in treasury are accorded the treatment as if retired; however, such shares remain available for reissue.

OTHER
Total shareholders' equity was $434.8 million or $15.46 per share as of September 30, 1998, compared with $409.8 million or $14.61 per share as of December 31, 1997 and $399.1 million or $14.30 per share as of September 30, 1997. The Corporation declared cash dividends of $0.61 per share during the first nine months of 1998, an increase of 10.9% over the $0.55 per share declared during the same period in 1997.

LIQUIDITY AND DEBT CAPACITY
Management closely monitors the level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1997 and 1998, the Corporation's strategy to operate with a higher loan to deposit ratio improved the asset mix, resulting in increased net interest income. The Corporation experienced no liquidity or operational problems as a result of the current liquidity levels. These ratios are summarized in the following table:

-------------------------------------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS

                                                                        SEPTEMBER 30,      December 31,      September 30,
                                                                           1998               1997                1997
-------------------------------------------------------------------------------------------------------------------------
Quarterly average:
  Loans to deposits                                                       95.2 %              94.6 %             93.1 %
  Liquid assets to volatile funding                                       52.7                35.4               31.6
Core funding to total funding                                             88.7                86.5               87.7

-------------------------------------------------------------------------------------------------------------------------

The corporation manages liquidity to meet client cash flow needs while maintaining funds available for loan and investment opportunities. The corporation's quarterly average loan to deposit ratio increased to 95.2% at September 30, 1998 from 94.6% at December 31, 1997. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 1998 is illustrated in the table below.

As shown, the Corporation's interest rate risk position is well balanced in the less than one-year time frame with rate sensitive assets exceeding rate sensitive liabilities by $12.4 million. This position suggests that the Corporation's net interest income may not be significantly impacted by changes in interest rates over the next 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

--------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY

                                                                            TOTAL
September 30, 1998           1-30        31-90       91-180     181-365     WITHIN          1-5         Over
(in millions)                Days         Days        Days        Days      1 YEAR         Years      5 Years       Total
--------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS (3)
 Loans                     $1,053.1     $ 143.5     $ 203.9     $ 342.2   $1,742.7       $1,364.1    $432.5      $3,539.3
 Investment securities         64.1        44.7        59.2        70.7      238.7          231.9     145.5         616.1
 Short-term investments         2.4         ---         ---         ---        2.4            ---       ---           2.4
                           --------     -------     -------     -------   --------       --------    ------      --------
  Total                    $1,119.6     $ 188.2     $ 263.1     $ 412.9   $1,983.8       $1,596.0    $578.0      $4,157.8
                           ========     =======     =======     =======   ========       ========    ======      ========
RATE SENSITIVE LIABILITIES
 Deposits (2)              $  216.8     $ 297.1     $ 440.7     $ 702.7   $1,657.3       $1,206.0    $180.3      $3,043.6
 Short-term borrowings        187.5         ---         ---         ---      187.5            ---       ---         187.5
 Loan-term debt                15.0         6.0        63.0        42.6      126.6           14.4       0.1         141.1
                           --------     -------     -------     -------   --------       --------    ------      --------
  Total                    $  419.3     $ 303.1     $ 503.7     $ 745.3   $1,971.4       $1,220.4    $180.4      $3,372.2
                           ========     =======     =======     =======   ========       ========    ======      ========
Period GAP (1)             $  700.3     $(114.9)    $(240.6)    $(332.4)  $   12.4       $  375.6    $397.6      $  785.6
Cumulative GAP                700.3       585.4       344.8        12.4                     388.0     785.6
Cumulative GAP to
Total Assets                  15.69%      13.12%       7.73%       0.28%      0.28%          8.69%    17.60%        17.60%
Multiple of Rate Sensitive
Assets to Liabilities          2.67        0.62        0.52        0.55       1.01           1.31      3.20          1.23
==========================================================================================================================

(1)  GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $452 million in the less than one year category, and $951 million in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

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

                          CITIZENS BANKING CORPORATION


Date    November  12, 1998                  By   /s/ John W. Ennest
    ---------------------------                  -------------------------
                                                 John W. Ennest
                                                 Vice Chairman of the Board,
                                                 Treasurer and Chief Financial
                                                 Officer
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Signatory)

                               INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION
-----------   -----------

   (11)       Statement re:  computation of per share earnings
   (27)       Financial Data Schedule