Form 10-Q
period 1999-03-31
CITIZENS BANKING CORP
filed 1999-05-17
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 1999
                    ------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  -----------------------

Commission file Number        0-10535
                      --------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                     38-2378932
-------------------------------------------        -----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   328 S. Saginaw St., Flint, Michigan                          48502
-------------------------------------------        -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                          X  Yes       No
                                         ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 7, 1999
     --------------------------                   --------------------------
     Common Stock, No Par Value                        27,659,992 Shares

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                                Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements..................................................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations..........................................................  9

     Item 3. - Quantitative and Qualitative Disclosure of Market Risk............................ 22

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.................................................................. 22

     Item 2 - Changes in Securities.............................................................. 22

     Item 3 - Defaults upon Senior Securities.................................................... 22

     Item 4 - Submission of Matters to a Vote of Security Holders................................ 22

     Item 5 - Other Information.................................................................. 23

     Item 6 - Exhibits and Reports on Form 8-K................................................... 23

SIGNATURES....................................................................................... 23

EXHIBIT INDEX.................................................................................... 24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                MARCH 31,          December 31,
(in thousands)                                    1999                 1998
-------------------------------------------------------------------------------
                                               (UNAUDITED)           (Note 1)
ASSETS
Cash and due from banks                            $ 150,447           $ 140,543
Money market investments:
Interest-bearing deposits with banks                     353                 304
Term federal funds and other                          17,811              25,935
                                                 -----------         -----------
Total money market investments                        18,164              26,239
Securities available-for-sale:
U.S. Treasury and federal agency securities          461,310             430,676
State and municipal securities                       161,225             157,551
Other securities                                      24,524              25,302
                                                 -----------         -----------
Total investment securities                          647,059             613,529
Loans:
Commercial                                         1,600,555           1,594,113
Real estate construction                              79,039              89,623
Real estate mortgage                                 719,445             741,358
Consumer                                           1,138,629           1,159,417
                                                 -----------         -----------
Total loans                                        3,537,668           3,584,511
Less: Allowance for loan losses                      (45,325)            (46,449)
                                                 ------------        -----------
Net loans                                          3,492,343           3,538,062
Premises and equipment                                80,060              78,248
Intangible assets                                     53,084              54,470
Other assets                                          57,580              50,318
                                                 -----------         -----------
TOTAL ASSETS                                     $ 4,498,737         $ 4,501,409
                                                 ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                              $   597,133         $   636,059
Interest-bearing                                   3,156,530           3,128,297
                                                 -----------         -----------
Total deposits                                     3,753,663           3,764,356
Federal funds purchased and securities sold
under agreements to repurchase                       112,171             111,336
Other short-term borrowings                           21,197              12,971
Other liabilities                                     52,041              40,727
Long-term debt                                       130,821             130,937
                                                 -----------         -----------
Total liabilities                                  4,069,893           4,060,327
SHAREHOLDERS' EQUITY
Preferred stock - No par value                            --                  --
Common stock - No par value                           97,942             117,525
Retained earnings                                    328,030             319,500
Accumulated other comprehensive income                 2,872               4,057
                                                 -----------         -----------
Total shareholders' equity                           428,844             441,082
                                                 -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 4,498,737         $ 4,501,409
                                                 ===========         ===========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                Three Months Ended
                                                                  March 31,
(in thousands, except per share amounts)                      1999        1998
--------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                   $72,460     $75,675
Interest and dividends on investment securities:
Taxable                                                        7,017       6,855
Nontaxable                                                     1,870       1,923
Money market investments                                         733         754
                                                             -------     -------
Total interest income                                         82,080      85,207
                                                             -------     -------
INTEREST EXPENSE
Deposits                                                      30,182      32,940
Short-term borrowings                                          1,101       1,481
Long-term debt                                                 1,778       2,010
                                                             -------     -------
Total interest expense                                        33,061      36,431
                                                             -------     -------
NET INTEREST INCOME                                           49,019      48,776
Provision for loan losses                                      3,600       3,510
                                                             -------     -------
Net interest income after provision for loan losses           45,419      45,266
                                                             -------     -------
NONINTEREST INCOME
Trust fees                                                     5,213       4,613
Service charges on deposit accounts                            3,069       3,009
Bankcard fees                                                  2,172       1,773
Mortgage and other loan income                                 1,093         529
Brokerage and investment fees                                    709         484
Cash management services                                         604         537
Investment securities gains (losses)                              75          50
Premium on sale of deposits                                    1,340          --
Other                                                          1,929       1,996
                                                             -------     -------
Total noninterest income                                      16,204      12,991
                                                             -------     -------
NONINTEREST EXPENSE
Salaries and employee benefits                                21,024      20,397
Equipment                                                      2,828       3,107
Occupancy                                                      2,710       2,837
Intangible asset amortization                                  1,386       1,386
Bankcard fees                                                  1,466       1,183
Stationery and supplies                                          917       1,010
Postage and delivery                                           1,114       1,089
Advertising and public relations                               1,211       1,202
Data processing fees                                           1,772         940
Other                                                          6,405       5,541
                                                             -------     -------
Total noninterest expense                                     40,833      38,692
                                                             -------     -------
INCOME BEFORE INCOME TAXES                                    20,790      19,565
Income taxes                                                   6,367       6,043
                                                             -------     -------
NET INCOME                                                   $14,423     $13,522
                                                             =======     =======
NET INCOME PER SHARE:
Basic                                                        $  0.52     $  0.48
Diluted                                                         0.51        0.47
AVERAGE SHARES OUTSTANDING:
Basic                                                         27,848      28,076
Diluted                                                       28,400      28,747

--------------------------------------------------------------------------------
See notes to consolidated financial statements

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                  Accumulated
                                                                                                    Other
                                                                      Common         Retained    Comprehensive
(in thousands except per share amounts)                               Stock          Earnings       Income          Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1998                                            $ 121,413       $ 293,904      $ 3,510        $ 418,827
Net income                                                                             13,683                        13,683
Net unrealized loss on securities available-for-sale,
net of tax effect                                                                                      135              135
                                                                                                                  ---------
Total comprehensive income                                                                                           13,818
Exercise of stock options, net of
shares purchased                                                        2,142                                         2,142
Shares acquired for exercise of stock options                          (2,095)                                       (2,095)
Cash dividends - $0.21 per share                                                       (5,909)                       (5,909)
                                                                    ---------       ---------      -------        ---------
BALANCE - JUNE 30, 1998                                               121,460         301,678        3,645          426,783
Net income                                                                             14,589                        14,589
Net unrealized gain on securities available-for-sale,
net of tax effect                                                                                    2,312            2,312
                                                                                                                  ---------
Total comprehensive income                                                                                           16,901
Exercise of stock options, net of
shares purchased                                                          182                                           182
Shares acquired for exercise of stock options                          (3,154)                                       (3,154)
Cash dividends - $0.21 per share                                                       (5,914)                       (5,914)
                                                                    ---------       ---------      -------        ---------
BALANCE - SEPTEMBER 30, 1998                                          118,488         310,353        5,957          434,798
Net income                                                                             14,991                        14,991
Net unrealized loss on securities available-for-sale,
net of tax effect                                                                                   (1,900)          (1,900)
                                                                                                                  ---------
Total comprehensive income                                                                                           13,091
Exercise of stock options, net of
shares purchased                                                          771                                           771
Shares acquired for retirement                                         (1,734)                                       (1,734)
Cash dividends - $0.21 per share                                                       (5,844)                       (5,844)
                                                                    ---------       ---------      -------        ---------
BALANCE - DECEMBER 31, 1998                                           117,525         319,500        4,057          441,082
Net income                                                                             14,423                        14,423
Net unrealized gain on securities available-for-sale,
net of tax effect                                                                                   (1,185)          (1,185)
                                                                                                                  ---------
Total comprehensive income                                                                                           13,238
Exercise of stock options, net of
shares purchased                                                          575                                           575
Shares acquired for retirement                                        (20,158)                                      (20,158)
Cash dividends - $0.21 per share                                                       (5,893)                       (5,893)
                                                                    ---------       ---------      -------        ---------
Balance - March 31, 1999                                             $ 97,942       $ 328,030       $2,872        $ 428,844
                                                                    =========       =========      =======        =========

----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                Three Months Ended
                                                                      March 31,
(in thousands)                                                   1999         1998
------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                    $  14,423    $  13,522
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses                                         3,600        3,510
Depreciation                                                      2,359        2,108
Amortization of intangibles                                       1,386        1,386
Net amortization on investment securities                           771          407
Investment securities gains                                         (75)         (50)
Other                                                             4,691        8,983
                                                              ---------    ---------
  Net cash provided by operating activities                      27,155       29,866

INVESTING ACTIVITIES:
Net increase (decrease) in money market investments               8,075     (100,386)
Securities available-for-sale:
Proceeds from sales                                                  --        9,625
Proceeds from maturities                                         84,296       60,387
Purchases                                                      (120,346)     (88,397)
Net increase in loans                                            42,119       52,350
Purchases of premises and equipment                              (4,171)      (2,705)
                                                              ---------    ---------
  Net cash used by investing activities                           9,973      (69,126)

FINANCING ACTIVITIES:
Net decrease in demand and savings deposits                     (76,764)     (21,564)
Net increase in time deposits                                    66,071       47,219
Net increase (decrease) in short-term borrowings                  9,061      (40,979)
Proceeds from issuance of long-term debt                             --       60,000
Principal reductions in long-term debt                             (116)      (2,456)
Cash dividends paid                                              (5,893)      (5,324)
Proceeds from stock options exercised                               575        1,139
Shares acquired for retirement                                  (20,158)          --
                                                              ---------    ---------
  Net cash provided by financing activities                     (27,224)      38,035
                                                              ---------    ---------

Net increase (decrease) in cash and due from banks                9,904       (1,225)
Cash and due from banks at beginning of period                  140,543      168,351
                                                              ---------    ---------

Cash and due from banks at end of period                      $ 150,447    $ 167,126
                                                              =========    =========

------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

   The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 1998 Annual Report on Form 10-K.


NOTE 2. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, and all other. Selected lines of business segment information for the first quarter of 1999 and 1998 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1998 Annual Report on Form 10-K. There are no significant intersegment revenues.


-------------------------------------------------------------------------------------------------------
                                                    Commercial   Retail    Financial
(in thousands)                                        Banking    Banking   Services   Other     Total
-------------------------------------------------------------------------------------------------------
Earnings Summary - Three Months Ended March 31, 1999
Net interest income (taxable equivalent)               $17,395   $28,647   $   355   $ 4,237    $50,634
Provision for loan losses                                  394     5,088        --    (1,882)     3,600
                                                       -------   -------   -------   -------    -------
Net interest income after provision                     17,001    23,559       355     6,119     47,034
Noninterest income                                       2,262     7,817     5,753       372     16,204
Noninterest expense                                      8,495    21,370     4,001     6,967     40,833
                                                       -------   -------   -------   -------    -------
Income (loss) before income taxes                       10,768    10,006     2,107      (476)    22,405
Income tax expense (taxable equivalent)                  3,769     3,502       737       (26)     7,982
                                                       -------   -------   -------   -------    -------
Net income (loss)                                      $ 6,999   $ 6,504   $ 1,370   $  (450)   $14,423
                                                       =======   =======   =======   =======    =======
-------------------------------------------------------------------------------------------------------
Earnings Summary - Three Months Ended March 31, 1998
Net interest income (taxable equivalent)               $15,781   $30,938   $   451   $ 3,052    $50,222
Provision for loan losses                                  367     3,567        --      (424)     3,510
                                                       -------   -------   -------   -------    -------
Net interest income after provision                     15,414    27,371       451     3,476     46,712
Noninterest income                                       2,094     5,611     4,978       308     12,991
Noninterest expense                                      8,926    20,684     4,540     4,542     38,692
                                                       -------   -------   -------   -------    -------
Income (loss) before income taxes                        8,582    12,298       889      (758)    21,011
Income tax expense (taxable equivalent)                  3,004     4,304       311      (130)     7,489
                                                       -------   -------   -------   -------    -------
Net income (loss)                                      $ 5,578   $ 7,994   $   578   $  (628)   $13,522
                                                       =======   =======   =======   =======    =======
-------------------------------------------------------------------------------------------------------

NOTE 3. PENDING ACQUISITION
   On April 19, 1999, Citizens Banking Corporation and F&M Bancorporation, a bank holding company headquartered in Wisconsin, announced the signing of a definitive agreement whereby Citizens would acquire F&M in a stock-for-stock merger transaction. Under the terms of the agreement, shareholders of F&M will receive 1.303 shares of Citizens common stock for each outstanding common share of F&M. Based on Citizens current stock price of approximately $33.00 per share, the transaction has an aggregate value of $694 million. The transaction will be accounted for as a pooling-of-interests. The transaction is subject to approval by regulatory authorities, the shareholders of both Citizens and F&M, and the satisfactory completion of credit due diligence by Citizens. The merger is expected to close in the fourth quarter of 1999.

NOTE 4. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

--------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31,
(in thousands, except per share amounts)                                           1999           1998
--------------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic and dilutive earnings per share -- net income available to
common share                                                                     $ 14,423        $13,522
                                                                                 ========        =======
Denominator:
Denominator for basic earnings per share -- weighted-average shares                27,848         28,076

Effect of dilutive securities -- potential conversion of employee stock options       552            671
                                                                                 --------        -------
Denominator for diluted earnings per share -- adjusted weighted-average
shares and assumed conversions                                                     28,400         28,747
                                                                                 ========        =======
Basic earnings per share                                                         $   0.52        $  0.48
                                                                                 ========        =======
Diluted earnings per share                                                       $   0.51        $  0.47
                                                                                 ========        =======
--------------------------------------------------------------------------------------------------------




   During the first quarter of 1999, employees exercised stock options to acquire 57,460 shares at an average exercise price of $11.44 per share.

NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance during the three-month period ended March 31, 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 8 of this report and the Corporation's 1998 Annual Report on Form 10-K.


----------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
                                                                                                    Three Months Ended
                                                                                                          March 31,
(in thousands, except per share data)                                                               1999             1998
----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
     Interest income                                                                               $ 82,080         $ 85,207
     Net interest income                                                                             49,019           48,776
     Provision for loan losses                                                                        3,600            3,510
     Investment securities gains                                                                         75               50
     Other noninterest income                                                                        16,129           12,941
     Noninterest expense                                                                             40,833           38,692
     Income taxes                                                                                     6,367            6,043
     Net income                                                                                      14,423           13,522

     Cash dividends                                                                                   5,893            5,324
PER SHARE DATA
     Basic net income                                                                                $ 0.52           $ 0.48
     Diluted net income                                                                                0.51             0.47
     Cash dividends                                                                                    0.21             0.19
     Book value (end of period)                                                                       15.57            14.89
     Market value (end of period close)                                                               36.00            35.69
FINANCIAL RATIOS (ANNUALIZED)
     Return on average shareholders' equity                                                           13.50            13.28  %
     Return on average assets                                                                          1.29             1.24
     Net interest margin (taxable equivalent)                                                          4.83             4.89
     Net loan charge-offs to average loans                                                             0.54             0.34
     Average equity to average total assets                                                            9.57             9.34
     Nonperforming assets to loans plus other repossessed
           assets acquired (end of period)                                                             0.58             0.79
     Nonperforming assets to total assets (end of period)                                              0.46             0.61
BALANCE SHEET TOTALS                                                   Percent
     At Period End (March 31)                                          Change
                                                                     ------------
       Assets                                                           0.05%               $4,498,737       $4,496,698
       Loans                                                            1.5%                 3,537,668        3,486,328
       Deposits                                                         0.9%                 3,753,663        3,720,001
       Shareholders' equity                                             2.4%                   428,844          418,827
     Average balances
       Assets                                                           2.4%                 4,524,079        4,418,905
       Loans                                                            1.5%                 3,552,947        3,501,362
       Deposits                                                         2.8%                 3,799,307        3,694,808
       Shareholders' equity                                             5.0%                   433,404          412,780
----------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of March 31, 1999 and 1998 and for the three month periods then ended are presented in the table on page 9. As shown, earnings increased due to higher net interest income and noninterest income. This improvement was partially offset by a slightly higher provision for loan losses and small increases in operating expense and income taxes. Net interest income increased due to higher earning asset levels and lower rates paid on deposit accounts. Noninterest income reflects a premium of $1.3 million from the sale of deposits of a branch, as well as significant growth in trust fees, bankcard fees, brokerage and investment fees, and mortgage and other loan income. Higher bankcard fees and new data processing services and telecommunication costs associated with the Corporation's information technology partnership with M&I Data Services (entered into in the third quarter of 1997) resulted in an increase in noninterest expense.

LINES OF BUSINESS REPORTING
The Corporation operates along three major business segments: Commercial Banking, Retail Banking and Financial Services. For more information about each line of business see Note 17 to the Corporation's 1998 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.

-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
(in thousands)                                         1999            1998
-------------------------------------------------------------------------------
Commercial Banking                                    $ 6,999          $ 5,578
Retail Banking                                          6,504            7,994
Financial Services                                      1,370              578
Other                                                    (450)            (628)
                                                      -------          -------
   Total                                              $14,423          $13,522
                                                      =======          =======
-------------------------------------------------------------------------------

The increase in commercial banking net income is due to growth in overall commercial account relationships, including increased demand deposits, strong loan growth and expanded cash management services. Retail banking net income decreased as a result of lower interest income and a higher loan loss provision associated with the indirect consumer lending portfolio offset, in part, by higher mortgage banking and related title insurance revenues and improved pricing strategies on deposit products. Financial services income improved due to growth in trust and investment advisory services from enhanced pricing strategies and greater sales volumes, increased brokerage activity and the introduction of new products and services during 1998.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the first three months of 1999 and 1998 are summarized on page 12. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table on page 11.

For the first quarter of 1999, net favorable volume related variances in net interest income offset, in part, by net unfavorable rate related variances resulted in an increase of $243,000 in net interest income, as compared to the same period in 1998. Increased balances in all earning assets with the exception of consumer and mortgage loans were partially offset by higher interest-bearing liabilities. Commercial loans accounted for the largest volume increase in earning assets, while demand and time deposits were the primary increases in the interest-bearing liabilities category.

Yields on earning assets decreased to 8.00% from 8.46% for the three months ended March 31, 1999 as compared with the same period in 1998 due to lower yields on all major categories of earning assets, particularly the commercial loan portfolio. The change in the composition of assets and the overall higher level of earning assets resulted in net volume related increases in interest income of $2,167,000 for the three month period ended March 31, 1999, as compared to the same period in 1998.

The cost of interest-bearing liabilities decreased to 3.89% from 4.36% for the three months ended March 31, 1999, as compared with the same period in 1998. The decrease in the first quarter reflected the overall lower interest rate environment as the cost of all categories of interest-bearing deposits declined compared with the same period of 1998. The cost of interest-bearing liabilities also decreased as a result of decreases in the higher cost, short and long-term borrowings.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 1999, corresponding changes in funding costs would be considered to limit any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

-------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                     1999 Compared with 1998
                                                              -----------------------------------------
                                                                                 Increase (Decrease)
Three Months Ended March 31                                     Net               Due to Change in
                                                                            ---------------------------
(in thousands)                                                 Change (1)  Rate      Volume (2)
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Money market investments:
     Time Deposits with banks                                 $    --    $    --    $    --
     Federal funds sold                                           (74)      (101)        27
     Term federal funds sold and other                             53        (14)        67
Investment securities:
     Taxable                                                      162       (249)       411
     Tax-exempt                                                   (53)      (117)        64
Loans                                                          (3,215)    (4,813)     1,598
                                                              -------    -------    -------
     Total                                                     (3,127)    (5,294)     2,167
                                                              -------    -------    -------
INTEREST EXPENSE
Deposits:
     Demand                                                        26        100        (74)
     Savings                                                    1,365      1,743       (378)
     Time                                                       1,367      1,695       (328)
Short-term borrowings                                             380        271        109
Long-term debt                                                    232         50        182
                                                              -------    -------    -------
     Total                                                      3,370      3,859       (489)
                                                              -------    -------    -------
NET INTEREST INCOME                                           $   243    $(1,435)   $ 1,678
                                                              =======    =======    =======


-------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to volume.

---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                  1999                                   1998
                                                -------------------------------------   -----------------------------------
Three Months Ended March 31                            Average               Average        Average                Average
(in thousands)                                         Balance  Interest (1) Rate (2)       Balance   Interest (1) Rate (2)
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
     Interest earning deposits with banks          $       72     $     1   3.28%        $        44    $     1   5.53%
     Federal funds sold                                54,765         644   4.77              52,412        718   5.56
     Term federal funds sold and other                  7,546          88   4.75               3,142         35   4.56
Investment securities(3):
     Taxable                                          461,759       7,017   6.09             428,346      6,855   6.42
     Tax-exempt                                       147,365       1,870   7.85             144,890      1,923   8.21
Loans:
     Commercial                                     1,648,733      31,926   8.00           1,392,429     29,688   8.77
     Real estate                                      756,626      15,080   7.97             795,497     16,390   8.24
     Consumer                                       1,147,588      25,454   8.99           1,313,436     29,597   9.13
                                                   ----------     -------                -----------    -------
 Total earning assets(3)                            4,224,454      82,080   8.00           4,130,196     85,207   8.46

NONEARNING ASSETS
     Cash and due from banks                          160,892                                147,727
     Bank premises and equipment                       79,224                                 69,738
     Other nonearning assets                          104,960                                117,576
     Allowance for loan losses                        (45,451)                               (46,332)
                                                   -----------                           -----------
         Total assets                              $4,524,079                            $ 4,418,905
                                                   -----------                           -----------

INTEREST-BEARING LIABILITIES
  Deposits:
     Demand deposits                                  405,041       1,445   1.45             376,005      1,471   1.59
     Savings deposits                               1,037,460       5,828   2.28           1,025,592      7,193   2.84
     Time deposits                                  1,753,103      22,909   5.30           1,725,389     24,276   5.71
  Short-term borrowings                               116,364       1,101   3.84             124,055      1,481   4.84
  Long-term debt                                      130,925       1,778   5.51             132,842      2,010   6.08
                                                   ----------     -------                -----------    -------
      Total interest-bearing liabilities            3,442,893      33,061   3.89           3,383,883     36,431   4.36
                                                                  -------                               -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
     Demand deposits                                  603,703                                567,822
     Other liabilities                                 44,079                                 54,420
     Shareholders' equity                             433,404                                412,780
                                                   ----------                            -----------
       Total liabilities and shareholders' equity  $4,524,079                            $ 4,418,905
                                                   ==========                            ===========

NET INTEREST INCOME                                               $49,019                               $48,776
                                                                  -------                               -------
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                              4.83%                                 4.89%

---------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,615 and $1,446 for the three months ended March 31, 1999 and 1998, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses by dividing the allowance into two components, allocated and unallocated. The allocated component of the allowance is based on expected losses from the analysis of specific loans and historical loss experience for each category of loans. This analysis is performed throughout the year and is updated based on actual experience and loan reviews. The unallocated portion of the allowance is determined based on the Corporation's assessment of general economic and conditions, the economic conditions in the markets in which the Corporation operates, the level and composition of nonperforming loans and other factors. This analysis involves a higher degree of uncertainty and considers factors, which may not be reflected in historical loss factors used to determine the allocated portion of the allowance. A summary of loan loss experience during the three months ended March 31, 1999 and 1998 is provided below. The provision for loan losses increased $90,000 during the first quarter of 1999, as compared with the same period in 1998.


----------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                             Three Months Ended
                                                                                                   March 31,
(in thousands)                                                                             1999                1998
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                              $ 46,449           $ 45,911
     Charge-offs                                                                                5,752              3,851
     Recoveries                                                                                 1,028                910
                                                                                             --------           --------
Net charge-offs                                                                                 4,724              2,941
Provision for loan losses                                                                       3,600              3,510
                                                                                             --------           --------
Allowance for loan losses - end of period                                                    $ 45,325           $ 46,480
                                                                                             ========           ========


Loans outstanding at period end                                                            $3,537,668         $3,486,328
Average loans outstanding during period                                                     3,552,947          3,501,362

Allowance for loan losses as a percentage of loans outstanding at period end                     1.28 %             1.33 %
Ratio of net charge-offs during period to average loans outstanding (annualized)                 0.54               0.34
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                      2.4x               4.0x

----------------------------------------------------------------------------------------------------------------------------



The ratio of net loans charged off to average loans outstanding increased twenty basis points in the first quarter of 1999, as compared to the same period in 1998. The changes reflect increased levels of charge-offs in the Corporation's indirect consumer loan portfolio during 1999.

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 1999 and 1998 follows:


-----------------------------------------------------------------------------
NONINTEREST INCOME
                                   Three Months Ended
                                        March 31,         Change in 1999
                                                      -----------------------
(in thousands)                       1999      1998      Amount    Percent
-----------------------------------------------------------------------------
Trust fees                         $ 5,213   $ 4,613       600       13.0 %
Service charges on deposit accts     3,069     3,009        60        2.0
Bankcard fees                        2,172     1,773       399       22.5
Brokerage and investment fees          709       484       225       46.5
Mortgage and other loan income       1,093       529       564      106.6
ATM network user fees                  635       722       (87)     (12.0)
Cash management services               604       537        67       12.5
Title insurance fees                   274       223        51       22.9
Investment securities gains             75        50        25       50.0
Premium on sale of deposits          1,340        --     1,340       (1)
Other, net                           1,020     1,051       (31)      (2.9)
                                   -------   -------   -------
     Total noninterest income      $16,204   $12,991   $ 3,213       24.7
                                   =======   =======   =======
-----------------------------------------------------------------------------

(1) Not Meaningful

Noninterest income increased 24.7% for the three-month period ended March 31, 1999, as compared to the same period in 1998. Nearly every category of noninterest income was higher in 1999 than in 1998. The corporation experienced significant increases in trust fees, bankcard fees, brokerage and investment fees, mortgage and other loan income, cash management fees and title insurance fees. ATM network user fees decreased 12.0% in the third quarter, primarily due to a volume decrease in non-client surcharge fees and ATM network fees.

Increased trust fee income for personal and employee benefit trust services increased 13.0% in the first quarter of 1999, as compared to the same period in 1998. The increase reflects improved pricing strategies and higher volumes of managed assets. Brokerage and investment fees increased 46.5%, as compared to the previous year. This increase was the result of increased sales efforts, introduction of new products and continued penetration of the corporation's client base.

Mortgage and other loan income increased 106.6% for the three months ended March 31, 1999, over the same period in 1998. This increase reflects higher servicing release premiums on the sale of residential mortgage loans into the secondary market and an increase in commercial line of credit fees. The 12.5% increase in cash management services fees is primarily volume related as clients have responded to enhanced investment options, which include various money market and treasury obligation mutual funds from which the Corporation receives a management fee. The 22.9% increase in title insurance fees reflects growth in residential and commercial mortgage refinancing and origination.

In March 1999, the Corporation recognized a premium of $1.3 million from the sale of deposits of a bank branch office. The 1999 and 1998 first quarter gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment and, in part, to fund loan growth and meet liquidity needs.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three months ended March 31, 1999 and 1998 is summarized in the table below.

------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
                                                Three Months Ended
                                                     March 31,          Change in 1999
                                                                    ----------------------
(in thousands)                                   1999       1998      Amount    Percent
------------------------------------------------------------------------------------------
Salaries and employee benefits                  $21,024   $20,397       627       3.1 %
Equipment                                         2,828     3,107      (279)     (9.0)
Occupancy                                         2,710     2,837      (127)     (4.5)
Intangible asset amortization                     1,386     1,386        --      --
Bankcard fees                                     1,466     1,183       283      23.9
Stationery and supplies                             917     1,010       (93)     (9.2)
Postage and delivery                              1,114     1,089        25       2.3
Advertising and public relations                  1,211     1,202         9       0.7
Data processing services                          1,772       940       832      88.5
Professional services                             1,174     1,134        40       3.5
Other loan fees                                     965       761       204      26.8
Telephone                                           972       784       188      24.0
Other, net                                        3,294     2,862       432      15.1
                                                -------   -------   -------
     Total noninterest expense                  $40,833   $38,692   $ 2,141       5.5
                                                =======   =======   =======
------------------------------------------------------------------------------------------


SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 3.1% for the three month period ended March 31, 1999, as compared to the same period in the prior year. The increase reflects normal merit increases, higher incentive based compensation and increased outside staffing services offset, in part, by lower full-time staffing levels associated with the Corporation's information technology partnership with M&I Data Services.

OTHER NONINTEREST EXPENSES
Other noninterest expenses, increased 8.3% for the three months ended March 31, 1999, as compared to the same period in 1998. Increases in data processing services and telephone were attributable to new services and costs associated with the Corporation's information technology partnership with M&I Data Services. These increases were partially offset by related reductions in personnel, equipment, occupancy, and stationery and supplies costs.

Bankcard fees increased due to higher transaction volume. Other loan fees increased as higher commercial and mortgage loan volumes resulted in recognition of additional processing fees. The increase in other expenses is attributable to higher losses on checks and other negotiable items, and new trust tax service fees. The new trust tax service fees were offset, in part, by reduced staff, equipment and stationery and supplies costs resulting from the transfer of trust tax preparation services to a third party vendor in the fourth quarter of 1998.

INCOME TAXES
Higher pre-tax earnings, partially offset by a higher level of tax-exempt interest income resulted in increased federal income tax expense for the three months ended March 31, 1999, as compared to the same period in the prior year.

BALANCE SHEET
The Corporation had total assets of $4.499 billion as of March 31, 1999, a decrease of $2.7 million or 0.06% from $4.501 billion as of December 31, 1998. Average earning assets comprised 93.4% of average total assets during the first three months of 1999 compared with 93.5% in the first three months of 1998.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 15.9% of average earning assets during the first quarter of 1999, compared with 15.2% for the same period of 1998. Liquidity provided from the sale and maturity of investment securities (primarily U.S. Treasury and federal agency securities) was reinvested in federal agency mortgage-backed securities, tax-exempt municipal securities and was used to fund loan growth.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no significant concentrations in any industry. Due to strong sales efforts and a relatively low interest rate environment, the Corporation experienced greater loan demand with total average loans increasing 1.5% in the first three months of 1999 as compared to the same period in 1998. This growth occurred primarily within the commercial and commercial real estate mortgage categories.

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

At March 31, 1999, loans considered to be impaired under the Statements totaled $15.2 million (of which $8.4 million were on a nonaccrual basis). Included within this amount was $8.6 million of impaired loans for which the related allowance for loan losses was $1.9 million and $6.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1999 was approximately $15.2 million. For the quarter ended March 31, 1999, the Corporation recognized interest income of $0.1 million. Approximately $0.2 million of cash collected on nonaccrual impaired loans was applied to loan principal.

At March 31, 1998, loans considered to be impaired under the Statements totaled $18.6 million (of which $12.1 million were on a nonaccrual basis). Included within this amount was $8.5 million of impaired loans for which the related allowance for loan losses was $2.0 million and $10.1 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1998 was approximately $16.8 million. For the quarter ended March 31, 1998, the Corporation recognized interest income of approximately $0.4 million which included $0.3 million of interest income recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of March 31, 1999, December 31, 1998 and March 31, 1998. Total nonperforming assets amounted to $20.7 million as of March 31, 1999, compared with $24.3 million as of December 31, 1998 and $27.6 million as of March 31, 1998. During the first quarter of 1999, several large nonaccrual commercial and commercial mortgage loans (approximately $2.2 million in aggregate) were paid current or paid off. In addition, the Corporation charged off approximately $3.5 million in indirect consumer loans. As a result, nonaccrual loans 90 or more days past due at March 31, 1999 were down $3,947,000 or 21.8% from year-end 1998.

-------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                            March 31,        December 31,    March 31,
(IN THOUSANDS)                                                1999             1998            1998
-------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
     Less than 30 days past due                              $ 2,049         $ 2,016          $ 5,201
     From 30 to 89 days past due                               1,455           1,641            2,978
     90 or more days past due                                 14,187          18,134           14,717
                                                             -------         -------          -------
        Total                                                 17,691          21,791           22,896
  90 days past due and still accruing                            838             801              568
  Restructured                                                   114             114              305
                                                             -------         -------          -------
        Total nonperforming loans                             18,643          22,706           23,769

Other Repossessed Assets Acquired (ORAA)                       2,037           1,547            3,866
                                                             -------         -------          -------
        Total nonperforming assets                           $20,680         $24,253          $27,635
                                                             =======         =======          =======

Nonperforming assets as a percent of total loans plus ORAA      0.58 %          0.68 %           0.79 %
Nonperforming assets as a percent of total assets               0.46            0.54             0.61

-------------------------------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of March 31, 1999, such credits amounted to $18.1 million or 0.5% of total loans, compared with $14.5 million or 0.4% at December 31, 1998 and $21.4 million or 0.6% as of March 31, 1998. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Average deposits increased 2.8% in the first three months of 1999 as compared to the same period in 1998. Deposit growth was derived primarily from noninterest and interest-bearing demand accounts which increased 6.3% and 7.7%, respectively, from 1998 first quarter average balances. The increase is due to growth in both commercial and retail accounts. In addition, there was a continued shift in deposits from statement savings accounts to higher yielding investment rate savings and money market accounts as customers sought higher returns. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At March 31, 1999 and at year-end 1998, the Corporation had approximately $14 million in brokered deposits as an alternative source of funding. These deposits mature in July 2001. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased to $116.4 million during the first three months of 1999 compared with $124.1 million during the same period of 1998. Long-term debt accounted for $130.9 million or 3.8% of average interest-bearing funds for the first three months of 1999, decreasing from $132.8 million or 3.9% of average interest-bearing funds for the same period in 1998. At March 31, 1999, $117.5 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million, which matures in 9 years. These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If the Corporation elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation plans to adopt this Statement effective January 1, 2000. Presently the Corporation does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Corporation.

IMPACT OF YEAR 2000
As is more fully described in the Corporation's 1998 Annual Report on Form 10-K, the Corporation believes that it has completed its assessment of all computer-based systems and applications and non-information technology systems necessary for continued operations beyond December 31, 1999. The majority of applications that are not Year 2000 compliant have been, or will be, upgraded or replaced by new systems. The costs of new systems have been, or will be, recorded as an asset and amortized. System assessment and conversion costs to upgrade the remaining noncompliant systems are expensed as incurred. A significant portion of the costs associated with making the remaining applications not covered by new systems Year 2000 compliant do not represent incremental costs to the Corporation, as they are covered under current maintenance agreements or involve the redeployment of existing information technology resources. Costs related to the year 2000 issue are funded through operating cash flows. The Corporation estimates that it will spend less than $3.0 million for its Year 2000 compliance efforts. Approximately $2.0 million to $2.5 million of these expenditures is for new hardware and software and has or will be capitalized. Year 2000 compliance costs expended through March 31, 1999 were approximately $875,000.

These estimates do not include the cost of the Corporation's previously planned core application systems replacement, which was not accelerated due to the Year 2000 problem. M&I Data Services upgraded its systems to be Year 2000 compliant, in the third quarter of 1998, and is currently processing the Corporation's core applications on these compliant systems. Testing of these systems was completed in the first quarter of 1999. The application systems run by M&I Data Services represent approximately 70% of the Corporation's mission critical systems.

Currently, the Corporation's remediation, implementation and testing efforts are at different phases of completion. Remediation, implementation and testing activities are underway or completed on all of the Corporation's mission critical information technology and non-information technology systems and applications. For the Corporation's information technology exposures, to date the remediation and implementation phase is 90% complete (100% of mission critical applications and 86% of non-mission critical applications) and the testing phase is 85% complete. The phases run concurrently for different systems. Completion of the implementation and testing phases for all significant information technology systems is expected by June 30, 1999. The Corporation's exposure to non-information technology systems (i.e. systems with date sensitive embedded technology requiring Year 2000 upgrades) relates primarily to the Corporation's operating equipment and facilities (e.g., security access and alarm systems, elevators, heating and air conditioning units, etc.). Completion of the implementation and testing of non-information technology systems is expected by October 31, 1999.

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

As a bank holding company, the Corporation is also exposed to the credit risk of its loan customers ("borrowers"). To the extent that major borrowers fail to adequately address Year 2000 issues, the credit worthiness of these borrowers may deteriorate and adversely impact the Corporation's subsidiary banks. As a result, the Corporation has identified material borrowers and has assessed these borrowers' Year 2000 preparedness. The Year 2000 readiness of material borrowers will be monitored periodically, to assess their Year 2000 compliance and evaluate any further risk to the Corporation.

Management's assessment of the risks associated with the Year 2000 project and the status of the Corporation's contingency plans are unchanged from that described in the Corporation's 1998 Annual Report on Form 10-K. The anticipated costs and projected dates for completion of the Corporation's Year 2000 project, was based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Other unanticipated Year 2000 issues could arise and there can be no assurance that these estimates will be achieved and actual results could differ from those anticipated. These unanticipated issues may include, but are not limited to, the ability to identify and correct all noncompliant systems and applications, the ability of third parties to become Year 2000 compliant, the availability and cost of trained personnel, the impact of Year 2000 on our clients and other uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to the Corporation's plans, strategies, objectives, expectation, intention, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Corporation's disclosures under the heading Forward Looking Information.

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


-----------------------------------------------------------------------------------------------
CAPITAL RATIOS             Regulatory
                           Minimum For
                            "Well            March 31,          December 31,       March 31,
                          Capitalized"         1999              1998                1998
-----------------------------------------------------------------------------------------------
Risk based capital:
     Tier I                   6.0 %               10.4 %           10.5 %             10.2 %
     Total capital           10.0                 11.6             11.8               11.4
Tier I leverage               5.0                  8.4              8.7                8.2
-----------------------------------------------------------------------------------------------


COMMON AND PREFERRED STOCK
The Corporation maintains two stock repurchase plans. In May 1998, the Corporation initiated a stock repurchase plan ("Plan I") that provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. The Corporation intends to acquire such shares in a systematic pattern. In January 1999, the Corporation initiated a second stock repurchase plan ("Plan II") that provides for the repurchase of up to 1,400,000 shares of its common stock (approximately 5% of the outstanding shares) for general bank purposes. As of March 31, 1999, a total of 272,500 shares had been purchased under Plan I at an average price of $33.26 per share. All but 117,184 of these shares have been reissued for the exercise of stock options. A total of 548,500 shares had been acquired under Plan II at an average price of $32.96 per share. Shares of common stock in treasury are accorded the treatment as if retired; however, such shares remain available for reissue.

OTHER
Total shareholders' equity was $428.8 million or $15.57 per share as of March 31, 1999, compared with $441.1 million or $15.70 per share as of December 31, 1998 and $418.8 million or $14.89 per share as of March 31, 1998. The Corporation declared cash dividends of $0.21 per share during the first quarter of 1999, an increase of 10.5% over the $0.19 per share declared during the same period in 1998.

LIQUIDITY AND DEBT CAPACITY
Management closely monitors the level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1999, the Corporation has continued its strategy to operate at lower levels of liquidity and at a higher loan to deposit ratio to improve its asset mix and thereby increase net interest income. The Corporation has experienced no liquidity or operational problems as a result of the current liquidity levels. These ratios are summarized in the following table:

--------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                       March 31,      December 31,   March 31,
                                        1999             1998         1998
--------------------------------------------------------------------------------
Quarterly average:
Loans to deposits                      93.5 %           94.9 %          94.8 %
Liquid assets to volatile funding      49.5             46.0            46.1
Core funding to total funding          89.2             88.8            88.7

--------------------------------------------------------------------------------


The corporation manages liquidity to meet client cash flow needs while maintaining funds available for loan and investment opportunities. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 1999 and 1998 is illustrated in the table below.

At March 31, 1999, the Corporation's rate sensitive assets were below rate sensitive liabilities within the one-year time frame by $226.1 million. At March 31, 1998, rate sensitive assets exceeded rate sensitive liabilities in the one-year time frame by 269.4 million. As of both dates, the Corporation's interest rate risk position was well balanced in the less than one-year time frame suggesting that net interest income may not be significantly impacted by changes in interest rates over the following 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

-------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                 TOTAL
                                      1-30      31-90      91-180    181-365    WITHIN        1-5       Over
(dollars in millions)                 Days       Days       Days      Days      1 YEAR       Years     5 Years    Total
-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999
RATE SENSITIVE ASSETS (3)
Loans                               $1,044.5  $ 145.1   $ 174.5   $   286.9   $1,651.0   $   1,413.8  $   472.9  $3,537.7
Investment securities                   49.7     25.5      38.8        78.2      192.2         279.3      175.6     647.1
Short-term investments                  18.2       --        --          --       18.2            --         --      18.2
                                    --------   ------    ------     -------    -------     ---------    -------   -------
Total                               $1,112.4  $ 170.6   $ 213.3   $   365.1   $1,861.4   $   1,693.1  $   648.5  $4,203.0
                                    ========   ======    ======     =======    =======     =========    =======   =======

RATE SENSITIVE LIABILITIES
Deposits (2)                        $  326.6  $ 376.9   $ 413.0   $   717.0   $1,833.5   $   1,144.0  $   179.0  $3,156.5
Short-term borrowings                  133.4       --        --          --      133.4            --         --     133.4
Long-term debt                            --       --      42.6        78.0      120.6          10.2        0.1     130.9
                                    --------   ------    ------     -------    -------     ---------    -------   -------
Total                               $  460.0  $ 376.9   $ 455.6   $   795.0   $2,087.5   $   1,154.2  $   179.1  $3,420.8
                                    ========   ======    ======     =======    =======     =========    =======   =======

Period GAP (1)                      $  652.4  $(206.3)  $(242.3)  $  (429.9)  $ (226.1)  $     538.9  $   469.4  $  782.2
Cumulative GAP                         652.4    446.1     203.8      (226.1)                   312.8      782.2
Cumulative GAP to Total Assets         14.50%    9.92%     4.53%      (5.03)%    (5.03)%        6.95%     17.39%    17.39%
Multiple of Rate Sensitive Assets
to Liabilities                          2.42     0.45      0.47        0.46       0.89          1.47       3.62      1.23

-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
RATE SENSITIVE ASSETS (3)
Loans                               $1,065.1  $ 174.0   $ 248.4   $   405.4   $1,892.9   $   1,241.3  $   352.1  $3,486.3
Investment securities                   14.2     34.2      66.4       108.3      223.1         235.4      134.4     592.9
Short-term investments                 112.6       --        --          --      112.6            --         --     112.6
                                    --------   ------    ------     -------    -------     ---------    -------   -------
Total                               $1,191.9  $ 208.2   $ 314.8   $   513.7   $2,228.6   $   1,476.7  $   486.5  $4,191.8
                                    ========   ======    ======     =======    =======     =========    =======   =======

RATE SENSITIVE LIABILITIES
Deposits (2)                        $  295.2  $ 348.9   $ 429.0   $   641.1   $1,714.2   $   1,237.5  $   184.4  $3,136.1
Short-term borrowings                  133.9       --        --          --      133.9            --         --     133.9
Long-term debt                           0.1     35.0      13.0        63.0      111.1          50.0        4.6     165.7
                                    --------   ------    ------     -------    -------     ---------    -------   -------
Total                               $  429.2  $ 383.9   $ 442.0   $   704.1   $1,959.2   $   1,287.5  $   189.0  $3,435.7
                                    ========   ======    ======     =======    =======     =========    =======   =======

Period GAP (1)                      $  762.7  $(175.7)  $(127.2)  $  (190.4)  $  269.4   $     189.2  $   297.5  $  756.1
Cumulative GAP                         762.7    587.0     459.8       269.4                    458.6      756.1
Cumulative GAP to Total Assets         16.96%   13.05%    10.22%       5.99%      5.99%        10.20%     16.81%    16.81%
Multiple of Rate Sensitive Assets
to Liabilities                          2.78     0.54      0.71        0.73       1.14          1.15       2.57      1.22

-------------------------------------------------------------------------------------------------------------------------

(1)    GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $467 million and $433 million in 1999 and 1998, respectively, in the less than one year category, and $963 million and $956 million, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

FORWARD-LOOKING STATEMENTS
The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements involved are subject to risk and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment and relationships with third party vendors and clients and certain other factors discussed in this report. Management believes that the expectations used in the forward-looking statements are reasonable, however, actual results may vary significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's 1998 Annual Report on Form 10-K, is here incorporated by reference.

The Corporation faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposure (i.e., the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation). As of the date of this Quarterly Report on Form 10-Q, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 1998 Annual Report on Form 10-K incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Quarterly Report on Form 10-Q, the Corporation does not expect to change those methods in the near term. However, the Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held April 20, 1999. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 15, 1999 and all such nominees were elected.

The results were as follows with respect to each director nominee:

                                                                              Votes Against/               Shares Not Voted
             Director                              Votes For                     Withheld                   Or Abstentions
------------------------------------          --------------------         ---------------------         ---------------------
Edward P. Abbott                                  22,633,105                      96,771                      4,993,711
Hugo E. Braun Jr.                                 22,594,757                     135,119                      4,993,711
Jonathan E. Burroughs, II                         22,550,922                     178,954                      4,993,711
Lawrence O. Erickson                              22,648,232                      81,643                      4,993,711
William J. Hank                                   22,610,257                     119,619                      4,993,711
Robert J. Vitito                                  22,629,943                      99,933                      4,993,711


Total shares eligible to vote:      27,723,587
Broker non-votes included in non-voted shares above:   none

ITEM 5. OTHER INFORMATION
On April 19, 1999, the Corporation announced an agreement to acquire F&M Bancorporation headquartered in Wisconsin. F&M Bancorporation has a combined asset base of $2.4 billion and operates 87 offices throughout Wisconsin, Minnesota and Iowa. The Corporation will issue approximately $21 million shares of its common stock in a tax-free exchange for all of the outstanding stock of F&M Bancorporation. The acquisition will be accounted for as a pooling of interests and is expected to be completed during the fourth quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
    (3a) Restated Articles of Incorporation, as amended
    (27) Financial Data Schedule
(b) Reports on Form 8-K
    During the three month period ended March 31, 1999, a report on Form 8-K was filed under Item 5, Other Events. The report, dated and filed April 27, 1999, announced an agreement to acquire F&M Bancorporation.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    May  10, 1999                By    /s/ John W. Ennest
    ----------------------                --------------------------------------
                                          John W. Ennest
                                          Vice Chairman of the Board, Treasurer
                                              and Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------
  (3a)                   Restated Articles of Incorporation, as amended

   27                    Financial Data Schedule