Form 10-Q
period 1999-06-30
CITIZENS BANKING CORP
filed 1999-08-16
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended    June 30, 1999
                        -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                                -------------------        --------------------


Commission file Number          0-10535
                         ----------------------


                          CITIZENS BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                               38-2378932
-------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  328 S. Saginaw St., Flint, Michigan                                 48502
----------------------------------------                           ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                  X  Yes                     No
                                                -----                  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 6, 1999
---------------------------                       -----------------------------
Common Stock, No Par Value                              26,738,792 Shares

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                    Page

PART I   FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements ................................  3

         Item 2   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations ........................................ 10

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk ........... 24

PART II  OTHER INFORMATION

         Item 1   Legal Proceedings ................................................ 24

         Item 2   Changes in Securities ............................................ 24

         Item 3   Defaults upon Senior Securities .................................. 24

         Item 4   Submission of Matters to a Vote of Security Holders .............. 24

         Item 5   Other Information ................................................ 25

         Item 6   Exhibits and Reports on Form 8 K ................................. 25

SIGNATURES ......................................................................... 25


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                       JUNE 30,            December 31,
(in thousands)                                                                           1999                  1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)             (Note 1)
ASSETS
  Cash and due from banks                                                               $  170,194            $  140,543
  Money market investments:
     Interest-bearing deposits with banks                                                        -                   304
     Term federal funds and other                                                            9,933                25,935
                                                                                        ----------            ----------
       Total money market investments                                                        9,933                26,239
  Securities available-for-sale:
     U.S. Treasury and federal agency securities                                           587,755               430,676
     State and municipal securities                                                        152,547               157,551
     Other securities                                                                       27,084                25,302
                                                                                        ----------            ----------
       Total investment securities                                                         767,386               613,529
Loans:
  Commercial                                                                             1,652,771             1,594,113
  Real estate construction                                                                  81,745                89,623
  Real estate mortgage                                                                     708,964               741,358
  Consumer                                                                               1,210,932             1,159,417
                                                                                        ----------            ----------
       Total loans                                                                       3,654,412             3,584,511
  Less: Allowance for loan losses                                                          (46,551)              (46,449)
                                                                                        ----------            ----------
     Net loans                                                                           3,607,861             3,538,062
  Premises and equipment                                                                    81,216                78,248
  Intangible assets                                                                         51,698                54,470
  Other assets                                                                              69,704                50,318
                                                                                        ----------            ----------
TOTAL ASSETS                                                                            $4,757,992            $4,501,409
                                                                                        ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                                                 $  633,322            $  636,059
    Interest-bearing                                                                     3,068,571             3,128,297
                                                                                        ----------            ----------
       Total deposits                                                                    3,701,893             3,764,356
  Federal funds purchased and securities sold
    under agreements to repurchase                                                         215,699               111,336
  Other short-term borrowings                                                              233,790                12,971
  Other liabilities                                                                         52,737                40,727
  Long-term debt                                                                           142,814               130,937
                                                                                        ----------            ----------
     Total liabilities                                                                   4,346,933             4,060,327

  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                                                                 -                     -
  Common stock - No par value                                                               78,294               117,525
  Retained earnings                                                                        336,607               319,500
  Accumulated other comprehensive income                                                    (3,842)                4,057
                                                                                        ----------            ----------
     Total shareholders' equity                                                            411,059               441,082
                                                                                        ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $4,757,992            $4,501,409
                                                                                        ==========            ==========

-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).


-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                             Three Months Ended                      Six Months Ended
                                                                   June 30,                                June 30,
(in thousands, except per share amounts)                   1999              1998                  1999             1998
-----------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and fees on loans                                 $73,360          $75,465            $145,820           $151,140
  Interest and dividends on investment securities:
    Taxable                                                    7,515            7,447              14,532             14,302
    Nontaxable                                                 1,797            1,921               3,667              3,844
  Money market investments                                       160              637                 893              1,391
                                                             -------          -------            --------           --------
     Total interest income                                    82,832           85,470             164,912            170,677
                                                             -------          -------            --------           --------
INTEREST EXPENSE
  Deposits                                                    28,861           32,260              59,043             65,200
  Short-term borrowings                                        1,961            1,576               3,062              3,057
  Long-term debt                                               1,789            2,172               3,567              4,182
                                                             -------          -------             -------            -------
     Total interest expense                                   32,611           36,008              65,672             72,439
                                                             -------          -------             -------            -------
NET INTEREST INCOME                                           50,221           49,462              99,240             98,238
Provision for loan losses                                      4,100            3,510               7,700              7,020
                                                             -------          -------             -------            -------
  Net interest income after provision for loan losses         46,121           45,952              91,540             91,218
                                                             -------          -------             -------            -------
NONINTEREST INCOME
  Trust fees                                                   5,091            4,635              10,304              9,248
  Service charges on deposit accounts                          3,378            3,246               6,447              6,255
  Bankcard fees                                                2,186            1,797               4,358              3,570
  Mortgage and other loan income                                 885              806               1,978              1,335
  Brokerage and investment fees                                1,123              713               1,832              1,197
  Cash management services                                       603              565               1,207              1,102
  Investment securities gains (losses)                            89                4                 164                 54
  Premium on sale of deposits                                      8              ---               1,348                ---
  Other                                                        8,009            2,201               9,938              4,197
                                                             -------          -------             -------            -------
     Total noninterest income                                 21,372           13,967              37,576             26,958
                                                             -------          -------             -------            -------
NONINTEREST EXPENSE
  Salaries and employee benefits                              21,591           20,802              42,615             41,199
  Equipment                                                    2,789            3,051               5,617              6,158
  Occupancy                                                    2,537            2,834               5,247              5,671
  Intangible asset amortization                                1,387            1,387               2,773              2,773
  Bankcard fees                                                1,804            1,510               3,270              2,693
  Stationery and supplies                                        762              910               1,679              1,920
  Postage and delivery                                         1,076            1,123               2,190              2,212
  Advertising and public relations                             1,210            1,203               2,421              2,405
  Data processing fees                                         1,870            1,361               3,642              2,301
  Other                                                       10,646            6,018              17,051             11,559
                                                             -------          -------             -------            -------
     Total noninterest expense                                45,672           40,199              86,505             78,891
                                                             -------          -------             -------            -------
INCOME BEFORE INCOME TAXES                                    21,821           19,720              42,611             39,285
Income taxes                                                   6,755            6,037              13,122             12,080
                                                             -------          -------             -------            -------
NET INCOME                                                   $15,066          $13,683             $29,489            $27,205
                                                             =======          =======             =======            =======
NET INCOME PER SHARE:
  Basic                                                      $  0.54          $  0.49             $  1.06            $  0.97
  Diluted                                                       0.54             0.48                1.05               0.95

AVERAGE SHARES OUTSTANDING:
  Basic                                                       27,539           28,173              27,693             28,124
  Diluted                                                     27,973           28,799              28,186             28,773

-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).


-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                  Accumulated
                                                                                                     Other
                                                                  Common         Retained        Comprehensive
(in thousands except per share amounts)                           Stock          Earnings           Income              Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                           $121,460        $301,678          $ 3,645            $426,783
  Net income                                                                        14,589                               14,589
  Net unrealized gain on securities available-for-sale,
   net of tax effect                                                                                  2,312               2,312
                                                                                                                       --------
   Total comprehensive income                                                                                            16,901
  Exercise of stock options, net of
    shares purchased                                                   182                                                  182
  Shares acquired for exercise of stock options                     (3,154)                                              (3,154)
  Cash dividends - $0.21 per share                                                  (5,914)                              (5,914)
                                                                  --------        --------          -------            --------
BALANCE - SEPTEMBER 30, 1998                                       118,488         310,353            5,957             434,798
  Net income                                                                        14,991                               14,991
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (1,900)             (1,900)
                                                                                                                       --------
    Total comprehensive income                                                                                           13,091
  Exercise of stock options, net of
    shares purchased                                                   771                                                  771
  Shares acquired for retirement                                    (1,734)                                              (1,734)
  Cash dividends - $0.21 per share                                                  (5,844)                              (5,844)
                                                                  --------        --------          -------            --------
BALANCE - DECEMBER 31, 1998                                        117,525         319,500            4,057             441,082
  Net income                                                                        14,423                               14,423
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (1,185)             (1,185)
                                                                                                                       --------
    Total comprehensive income                                                                                           13,238
  Exercise of stock options, net of
    shares purchased                                                   575                                                  575
  Shares acquired for retirement                                   (20,158)                                             (20,158)
  Cash dividends - $0.21 per share                                                 (5,893)                               (5,893)
                                                                 ---------        --------          -------            --------
BALANCE - MARCH 31, 1999                                            97,942         328,030            2,872             428,844
  Net income                                                                        15,066                               15,066
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (6,714)             (6,714)
                                                                                                                       --------
    Total comprehensive income                                                                                            8,352
  Exercise of stock options, net of
    shares purchased                                                 1,331                                                1,331
  Shares acquired for retirement                                   (20,979)                                             (20,979)
  Cash dividends - $0.235 per share                                                (6,489)                               (6,489)
                                                                 ---------        --------          -------            --------
BALANCE - JUNE 30, 1999                                          $  78,294        $336,607          $(3,842)           $411,059
                                                                 =========        ========          =======            ========

-------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements (unaudited).



----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                 Six Months Ended
                                                                                                     June 30,
(in thousands)                                                                                 1999                1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                               $  29,489            $  27,205
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                 7,700                7,020
     Depreciation                                                                              4,702                4,163
     Amortization of intangibles                                                               2,773                2,773
     Net amortization on investment securities                                                 1,578                1,014
     Investment securities gains                                                                (164)                 (54)
     Other                                                                                    (3,123)              (3,312)
                                                                                           ---------            ---------
       Net cash provided by operating activities                                              42,955               38,809

INVESTING ACTIVITIES:
  Net decrease in money market investments                                                    16,306                9,380
  Securities available-for-sale:
    Proceeds from sales                                                                       12,316                9,625
    Proceeds from maturities                                                                 159,097              118,490
    Purchases                                                                               (338,837)            (161,156)
  Net (increase) decrease in loans                                                           (77,499)              39,138
  Purchases of premises and equipment                                                         (7,670)              (7,035)
                                                                                           ---------            ---------
       Net cash used by investing activities                                                (236,287)               8,442

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                                (74,963)              (4,087)
  Net increase (decrease) in time deposits                                                    12,500              (37,438)
  Net increase (decrease) in short-term borrowings                                           325,182               (3,959)
  Proceeds from issuance of long-term debt                                                    12,000               60,000
  Principal reductions in long-term debt                                                        (123)             (37,554)
  Cash dividends paid                                                                        (12,382)             (11,233)
  Proceeds from stock options exercised                                                        1,906                1,139
  Shares acquired for retirement                                                             (41,137)                  47
                                                                                           ---------            ---------
       Net cash provided by financing activities                                             222,983              (33,085)
                                                                                           ---------            ---------

Net increase in cash and due from banks                                                       29,651               14,166
Cash and due from banks at beginning of period                                               140,543              168,351
                                                                                           ---------            ---------

Cash and due from banks at end of period                                                   $ 170,194            $ 182,517
                                                                                           =========            =========

----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements (unaudited).

CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


NOTE 2. LINES OF BUSINESS INFORMATION
  The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, and all other. Selected lines of business segment information for the three and six month periods ended June 30, 1999 and 1998 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1998 Annual Report on Form 10-K. There are no significant intersegment revenues.


----------------------------------------------------------------------------------------------------------------------------
                                                      Commercial        Retail        Financial
(in thousands)                                          Banking         Banking       Services        Other       Total
----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 1999

Net interest income (taxable equivalent)               $18,103          $28,501        $  359        $4,820     $51,783
Provision for loan losses                                  256            3,376             -           468       4,100
                                                       -------          -------        ------        ------     -------
  Net interest income after provision                   17,847           25,125           359         4,352      47,683
Noninterest income                                       2,270            6,857         6,001         6,244      21,372
Noninterest expense                                      8,646           23,223         4,073         9,730      45,672
                                                       -------          -------        ------        ------     -------
  Income (loss) before income taxes                     11,471            8,759         2,287           866      23,383
Income tax expense (taxable equivalent)                  4,015            3,066           801           435       8,317
                                                       -------          -------        ------        ------     -------
  Net income (loss)                                    $ 7,456          $ 5,693        $1,486        $  431     $15,066
                                                       =======          =======        ======        ======     =======

----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 1998

Net interest income (taxable equivalent)               $16,305          $29,865        $  485        $4,270     $50,925
Provision for loan losses                                1,135            2,478             -          (103)      3,510
                                                       -------          -------        ------        ------     -------
  Net interest income after provision                   15,170           27,387           485         4,373      47,415
Noninterest income                                       2,229            6,320         5,366            52      13,967
Noninterest expense                                      9,378           22,117         4,485         4,219      40,199
                                                       -------          -------        ------        ------     -------
  Income (loss) before income taxes                      8,021           11,590         1,366           206      21,183
Income tax expense (taxable equivalent)                  2,807            4,057           478           158       7,500
                                                       -------          -------        ------        ------     -------
  Net income (loss)                                    $ 5,214          $ 7,533        $  888        $   48     $13,683
                                                       =======          =======        ======        ======     =======

----------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------
                                                      Commercial        Retail        Financial
(in thousands)                                          Banking         Banking       Services        Other       Total
----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 1999

Net interest income (taxable equivalent)               $35,497          $57,148       $   714        $ 9,058    $102,417
Provision for loan losses                                  650            8,464             -         (1,414)      7,700
                                                       -------          -------       -------        -------    --------
  Net interest income after provision                   34,847           48,684           714         10,472      94,717
Noninterest income                                       4,532           14,674        11,754          6,616      37,576
Noninterest expense                                     17,141           44,593         8,074         16,697      86,505
                                                       -------          -------       -------        -------    --------
  Income (loss) before income taxes                     22,238           18,765         4,394            391      45,788
Income tax expense (taxable equivalent)                  7,783            6,568         1,538            410      16,299
                                                       -------          -------       -------        -------    --------
  Net income (loss)                                    $14,455          $12,197       $ 2,856        $   (19)   $ 29,489
                                                       =======          =======       =======        ========   ========

----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 1998

Net interest income (taxable equivalent)               $32,086          $60,803       $   936        $ 7,322    $101,147
Provision for loan losses                                1,502            6,045             -           (527)      7,020
                                                       -------          -------       -------        -------    --------
  Net interest income after provision                   30,584           54,758           936          7,849      94,127
Noninterest income                                       4,323           11,931        10,344            360      26,958
Noninterest expense                                     18,304           42,801         9,025          8,761      78,891
                                                       -------          -------       -------        -------    --------
  Income (loss) before income taxes                     16,603           23,888         2,255           (552)     42,194
Income tax expense (taxable equivalent)                  5,811            8,361           789             28      14,989
                                                       -------          -------       -------        -------    --------
  Net income (loss)                                    $10,792          $15,527       $ 1,466        $  (580)   $ 27,205
                                                       =======          =======       =======        =======    ========

----------------------------------------------------------------------------------------------------------------------------



NOTE 3. PENDING ACQUISITIONS
  On April 19, 1999, Citizens Banking Corporation and F&M Bancorporation, a bank holding company headquartered in Wisconsin, announced the signing of a definitive agreement whereby Citizens would acquire F&M in a stock-for-stock merger transaction. Under the terms of the agreement, shareholders of F&M will receive 1.303 shares of Citizens common stock for each outstanding common share of F&M. Based on Citizens stock price as of June 30, 1999 of approximately $30.00 per share, the transaction has an aggregate value of $630 million. The transaction will be accounted for as a pooling-of-interests. The transaction is subject to approval by regulatory authorities and the shareholders of both Citizens and F&M. The merger is expected to close in the fourth quarter of 1999.

  On June 9, 1999, Citizens Bank, a wholly owned subsidiary of Citizens Banking Corporation, signed a definitive agreement with Bank One Corporation to acquire seventeen branches located in northern lower Michigan. Under the terms of the agreement, Citizens will assume approximately $390 million in deposits and acquire approximately $80 million in loans. Citizens will pay a premium of 10.13% for core deposits, or approximately $36.7 million. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 1999.

NOTE 4. EARNINGS PER SHARE
  Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
(in thousands, except per share amounts)                                 1999         1998              1999           1998
-----------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Numerator for basic and dilutive earnings per share --                 $15,066      $13,683           $29,489         $27,205
net income available to common shareholders                            =======      =======           =======         =======


DENOMINATOR:
Denominator for basic earnings per share -- weighted                    27,539       28,173            27,693          28,124
average shares

Effect of dilutive securities -- potential conversion of                   434          626               493             649
employee stock options                                                 -------      -------           -------         -------

Denominator for diluted earnings per share -- adjusted                  27,973       28,799            28,186          28,773
weighted-average shares and assumed conversions                        =======      =======           =======         =======

BASIC EARNINGS PER SHARE                                               $  0.54      $  0.49           $  1.06         $  0.97
                                                                       =======      =======           =======         =======

DILUTED EARNINGS PER SHARE                                             $  0.54      $  0.48           $  1.05         $  0.95
                                                                       =======      =======           =======         =======

-----------------------------------------------------------------------------------------------------------------------------


During the second quarter of 1999, employees exercised stock options to acquire 155,761 shares at an average exercise price of $11.28 per share.

NOTE 5. RECLASSIFICATIONS
  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of the Corporation's performance for the three and six-month periods ended June 30, 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 9 of this report and the Corporation's 1998 Annual Report on Form 10-K.


------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                 June 30,
(in thousands, except per share data)                   1999            1998                   1999             1998
------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD

  Interest income                                       $82,832         $85,470              $  164,912      $  170,677
  Net interest income                                    50,221          49,462                  99,240          98,238
  Provision for loan losses                               4,100           3,510                   7,700           7,020
  Investment securities gains                                89               4                     164              54
  Other noninterest income                               21,283          13,963                  37,412          26,904
  Noninterest expense                                    45,672          40,199                  86,505          78,891
  Income taxes                                            6,755           6,037                  13,122          12,080
  Net income                                             15,066          13,683                  29,489          27,205

  Cash dividends                                          6,489           5,909                  12,382          11,233
PER SHARE DATA
  Basic net income                                        $0.54           $0.49                   $1.06           $0.97
  Diluted net income                                       0.54            0.48                    1.05            0.95
  Cash dividends                                          0.235            0.21                   0.445            0.40
  Book value (end of period)                                ---             ---                   15.24           15.14
  Market value (end of period close)                        ---             ---                   30.06           33.63
FINANCIAL RATIOS (ANNUALIZED)
  Return on average shareholders' equity                  14.18  %        13.03  %                13.84  %        13.16
  Return on average assets                                 1.33            1.23                    1.31            1.23
  Net interest margin (taxable equivalent)                 4.90            4.89                    4.86            4.89
  Net loan charge-offs to average loans                    0.32            0.35                    0.43            0.34
  Average equity to average total assets                   9.40            9.43                    9.49            9.39
  Nonperforming assets to loans plus other
    repossessed assets acquired (end of period)             ---             ---                    0.51            0.76
  Nonperforming assets to total assets (end of period)      ---             ---                    0.39            0.60

                                                                           Percent
BALANCE SHEET TOTALS                                                        Change
At Period End (June 30)                                                    -------
  Assets                                                                     7.3%            $4,757,992      $4,435,922
  Loans                                                                      4.5              3,654,412       3,496,506
  Deposits                                                                   1.3              3,701,893       3,652,821
  Shareholders' equity                                                      (3.7)               411,059         426,783
Average balances
  Assets                                                                     2.0              4,529,109       4,442,184
  Loans                                                                      1.7              3,566,931       3,506,450
  Deposits                                                                   1.9              3,771,382       3,700,392
  Shareholders' equity                                                       3.1                429,791         416,985

------------------------------------------------------------------------------------------------------------------------


PERFORMANCE SUMMARY
Selected financial data as of June 30, 1999 and 1998 and for the three and six month periods then ended are presented in the table on page 10. As shown, earnings increased in both periods due to higher net interest income and noninterest income. This improvement was partially offset by a slightly higher provision for loan losses and increases in operating expense and income taxes. Net interest income increased due to higher earning asset levels and lower cost of interest bearing liabilities. Noninterest income reflects a premium of $1.3 million from the sale of branch deposits in the first quarter of 1999 and a $5.7 million gain on the sale of Magic Line, Inc. stock in June 1999. In addition, in both the three and six month periods there was significant growth in trust fees, bankcard fees, brokerage and investment fees. Noninterest expense increased in both the three and six month periods ended June 30, 1999, reflecting a $4.0 million contribution in June 1999 to establish the Citizens Banking Corporation charitable trust, as well as higher bankcard fees, professional services and new data processing services and telecommunication costs associated with the Corporation's information technology partnership with M&I Data Services (entered into in the third quarter of 1997).


LINES OF BUSINESS REPORTING
The Corporation operates along three major business segments: Commercial Banking, Retail Banking and Financial Services. For more information about each line of business see Note 17 to the Corporation's 1998 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.


----------------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
(in thousands)                                        1999               1998                1999              1998
----------------------------------------------------------------------------------------------------------------------------
Commercial Banking                                  $7,456             $ 5,214             $14,455           $10,792
Retail Banking                                       5,693               7,533              12,197            15,527
Financial Services                                   1,486                 888               2,856             1,466
Other                                                  431                  48                 (19)             (580)
                                                   -------             -------             -------           -------
  Total                                            $15,066             $13,683             $29,489           $27,205
                                                   =======             =======             =======           =======

----------------------------------------------------------------------------------------------------------------------------



The increase in commercial banking net income is due to growth in overall commercial account relationships, including increased demand deposits, strong loan growth and expanded cash management services. Retail banking net income decreased as a result of lower interest income and a higher loan loss provision associated with the indirect consumer lending portfolio offset, in part, by higher mortgage banking revenues and improved pricing strategies on deposit products. Financial services income improved due to growth in trust and investment advisory services from enhanced pricing strategies, higher sales volumes, increased brokerage activity and the introduction of new products and services.

NET INTEREST INCOME
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the three and six months of 1999 and 1998 are summarized on page 13 and 14. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table on page 12.

For the second quarter of 1999, favorable volume related variances offset, in part, by unfavorable rate related variances resulted in an increase of $759,000 in net interest income, as compared to the same period in 1998. For the six months ended June 30, 1999, favorable volume related variances partially offset by unfavorable rate-related variances resulted in an increase in net interest income of $1,002,000 as compared to the same period in 1998. The favorable volume-related variances were primarily due to increased commercial loans balances in both the three and six month periods. Unfavorable rate-related variances resulted primarily from lower yields on all loan portfolios and investment securities and were partially offset by lower cost of all interest bearing liabilities, particularly savings and time deposits, for both the three and six month periods.

Yields on earning assets decreased 37 basis points and 43 basis points for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The change is due to lower yields on all major categories of earning assets, particularly the commercial loan portfolio. The change in the composition of assets and the overall higher level of earning assets resulted in net volume related increases in interest income of $1,768,000 for the three month period ended June 30, 1999 and $2,827,000 for the six month period ended June 30, 1999 as compared to the same periods in 1998.

The cost of interest-bearing liabilities decreased to 3.80% from 4.25% for the three months ended June 30, 1999, as compared with the same period in 1998. For the six months ended June 30, 1999 the cost of interest-bearing liabilities decreased to 3.85% from 4.31% in 1998. The decreases in 1999 reflect the overall lower interest rate environment as the cost of all categories of interest-bearing deposits declined compared with the same period of 1998. The cost of interest bearing liabilities also decreased as a result of decreases in higher cost long term borrowings.

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


------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                            Three Months Ended June 30,                     Six Months Ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                             1999 Compared with 1998                        1999 Compared with 1998
                                    -------------------------------------------    -------------------------------------------

                                                         Increase (Decrease)                           Increase (Decrease)
                                     Net                  Due to Change in          Net                  Due to Change in
                                                    ---------------------------                   ----------------------------
(in thousands)                     Change (1)         Rate         Volume (2)     Change (1)        Rate          Volume (2)
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments:
    Time Deposits with banks    $   ---            $   ---       $  ---        $   ---           $   (1)        $    1
    Federal funds sold             (489)               (77)        (412)          (562)            (182)          (380)
    Term federal funds sold
       and other                     12                 (2)          14             65              (16)           81
  Investment securities:
    Taxable                          68               (450)         518            230             (711)           941
    Tax-exempt                     (124)              (113)         (11)          (177)            (231)            54
  Loans                          (2,105)            (3,764)       1,659         (5,321)          (7,451)         2,130
                                -------            -------       ------        -------          -------         ------
    Total                        (2,638)            (4,406)       1,768         (5,765)          (8,592)         2,827
                                -------            -------       ------        -------          -------         ------

INTEREST EXPENSE
  Deposits:
    Demand                         (113)              (173)          60           (139)            (272)           133
    Savings                      (1,176)            (1,453)         277         (2,541)          (3,196)           655
    Time                         (2,110)            (1,896)        (214)        (3,477)          (3,269)          (208)
  Short-term borrowings             385               (249)         634              5             (544)           549
  Long-term debt                   (383)               (18)        (365)          (615)             (71)          (544)
                                -------            -------       ------        -------          -------         ------
    Total                        (3,397)            (3,789)         392         (6,767)          (7,352)           585
                                -------            -------       ------        -------          -------         ------
NET INTEREST INCOME             $   759              $(617)      $1,376        $ 1,002          $(1,240)        $2,242
                                =======            =======       ======        =======          =======         ======

------------------------------------------------------------------------------------------------------------------------------


(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Rate/Volume variances are allocated to changes due to volume.



-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                   --------------------------------------------------------------------------------
                                                                  1999                                       1998
                                                   -----------------------------------------   ------------------------------------
Three Months Ended June 30                         AVERAGE                       AVERAGE        Average                  Average
(In Thousands)                                     BALANCE     INTEREST (1)       RATE (2)      Balance     Interest      Rate (2)
-----------------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks          $       50      $     1           4.84  %      $       23    $     1      8.71  %
    Federal funds sold                                 9,912          118           4.82             44,087        607      5.52
    Term federal funds sold and other                  4,271           41           3.85              2,803         29      4.14

  Investment securities(3):
    Taxable                                          498,008        7,515           6.04            461,885      7,447      6.45
    Tax-exempt                                       142,010        1,797           7.83            145,664      1,921      8.16

  Loans:
    Commercial                                     1,678,650       33,295           8.09          1,455,475     30,944      8.64
    Real estate                                      730,024       14,078           7.71            798,989     16,161      8.09
    Consumer                                       1,172,088       25,987           8.89          1,257,017     28,360      9.05
                                                  ----------      -------           ----         ----------    -------      ----
      Total earning assets (3)                     4,235,013       82,832           7.99          4,165,943     85,470      8.36

NONEARNING ASSETS
  Cash and due from banks                            155,460                                        153,941
  Bank premises and equipment                         80,452                                         71,647
  Other nonearning assets                            108,920                                        120,626
  Allowance for loan losses                          (45,761)                                       (46,949)
                                                  -----------                                    ----------
     Total assets                                 $4,534,084                                     $4,465,208
                                                  ==========                                     ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  407,668        1,384           1.36            384,544      1,497      1.56
    Savings deposits                               1,026,198        5,867           2.29          1,032,020      7,043      2.74
    Time deposits                                  1,695,082       21,610           5.11          1,694,892     23,720      5.61
Short-term borrowings                                182,263        1,961           4.32            133,551      1,576      4.73
Long-term debt                                       132,004        1,789           5.44            150,660      2,172      5.78
                                                  ----------      -------                        ----------    -------
    Total interest-bearing liabilities             3,443,215       32,611           3.80          3,395,667     36,008      4.25
                                                                  -------                                      -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                    614,817                                        594,458
  Other liabilities                                   49,834                                         53,939
  Shareholders' equity                               426,218                                        421,144
                                                  ----------                                     ----------
    Total liabilities and shareholders' equity    $4,534,084                                     $4,465,208
                                                  ==========                                     ==========

NET INTEREST INCOME                                               $50,221                                      $49,462
                                                                  =======                                      =======
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                      4.90 %                                    4.89 %

------------------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,562 and $1,463 for the three months ended June 30, 1999 and 1998, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.


------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                  1999                                       1998
                                               -----------------------------------------   -----------------------------------
Six Months Ended June 30                       AVERAGE                       AVERAGE        Average                  Average
(In Thousands)                                 BALANCE     INTEREST (1)       RATE (2)      Balance     Interest      Rate (2)
------------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks     $       61     $      1         3.93  %      $       33     $      1       7.55 %
    Federal funds sold                           32,214          763         4.78             48,227        1,325       5.54
    Term federal funds sold and other             5,899          129         4.42              2,972           64       4.36

Investment securities (3):
  Taxable                                       479,984       14,532         6.06            445,208        14,302      6.43
  Tax-exempt                                    144,673        3,667         7.84            145,279         3,844      8.18
Loans:
  Commercial                                  1,663,774       65,222         8.05          1,422,419        60,633      8.70
  Real estate                                   743,251       29,158         7.85            797,253        32,551      8.17
  Consumer                                    1,159,906       51,440         8.94          1,286,778        57,957      9.08
                                             ----------     --------                      ----------      --------
    Total earning assets(3)                   4,229,762      164,912         7.99          4,148,169       170,677      8.41

NONEARNING ASSETS
  Cash and due from banks                       158,161                                      150,851
  Bank premises and equipment                    79,841                                       70,698
  Other nonearning assets                       106,952                                      119,108
  Allowance for loan losses                     (45,607)                                     (46,642)
                                             ----------                                   ----------
Total assets                                 $4,529,109                                   $4,442,184
                                             ==========                                   ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                             406,362        2,829         1.40            380,298         2,968      1.57
    Savings deposits                          1,031,798       11,695         2.29          1,028,823        14,236      2.79
    Time deposits                             1,723,932       44,519         5.21          1,710,057        47,996      5.66
  Short-term borrowings                         149,496        3,062         4.13            128,829         3,057      4.79
  Long-term debt                                131,468        3,567         5.47            141,800         4,182      5.95
                                             ----------      -------                      ----------      --------
Total interest-bearing liabilities            3,443,056       65,672         3.85          3,389,807        72,439      4.31
                                                              ------                                      --------


NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                               609,290                                      581,214
  Other liabilities                              46,972                                       54,178
  Shareholders' equity                          429,791                                      416,985
                                             ----------                                   ----------
Total liabilities and shareholders' equity   $4,529,109                                   $4,442,184
                                             ==========                                   ==========

NET INTEREST INCOME                                       $   99,240                                      $ 98,238
                                                          ==========                                      ========

NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                               4.86  %                                    4.89  %

--------------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,177 and $2,909 for the six months ended June 30, 1999 and 1998, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses by dividing the allowance into two components, allocated and unallocated. The allocated component of the allowance is based on expected losses from the analysis of specific loans and historical loss experience for each category of loans. This analysis is performed throughout the year and is updated based on actual experience and loan reviews. The unallocated portion of the allowance is determined based on the Corporation's assessment of general economic and conditions, the economic conditions in the markets in which the Corporation operates, the level and composition of nonperforming loans and other factors. This analysis involves a higher degree of uncertainty and considers factors, which may not be reflected in historical loss factors used to determine the allocated portion of the allowance. A summary of loan loss experience during the three and six months ended June 30, 1999 and 1998 is provided below. The provision for loan losses increased $590,000 during the three months ended June 30, 1999, as compared with the same period in 1998, and increased $680,000 in the first six months of 1999 versus the same period in 1998.


----------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
(in thousands)                                            1999               1998               1999               1998
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period       $   45,325         $   46,480            $   46,449        $   45,911
  Charge-offs                                              4,226              3,962                 9,978             7,813
  Recoveries                                               1,352                928                 2,380             1,838
                                                      ----------         ----------            ----------        ----------
Net charge-offs                                            2,874              3,034                 7,598             5,975
Provision for loan losses                                  4,100              3,510                 7,700             7,020
                                                      ----------         ----------            ----------        ----------

Allowance for loan losses - end of period             $   46,551         $   46,956            $   46,551        $   46,956
                                                      ==========         ==========            ==========        ==========

Loans outstanding at period end                       $3,654,412         $3,496,506            $3,654,412        $3,496,506

Average loans outstanding during period                3,580,761          3,511,481             3,566,931         3,506,450

Allowance for loan losses as a percentage of
  loans outstanding at period end                           1.27 %             1.34 %                1.27 %            1.34 %
Ratio of net charge-offs during period to
  average loans outstanding (annualized)                    0.32               0.35                  0.43              0.34
Loan loss coverage (allowance as a multiple of
  net charge-offs, annualized)                               4.0  x             3.9  x                3.1  x            3.9

----------------------------------------------------------------------------------------------------------------------------



The ratio of net loans charged off to average loans outstanding decreased three basis points in the three month period ended June 30, 1999 and increased nine basis points for the six months ended June 30, 1999, compared to the same periods in 1998. The decrease in the second quarter of 1999 reflects a higher level of recoveries in both the commercial and consumer loan portfolios. The increase in the six month period of 1999 reflects higher charge-offs primarily in the indirect consumer loan portfolio.

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and six months ended June 30, 1999 and 1998 follows:


---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                                                                                Percent
                                                                                                             Change in 1999
                                             Three Months Ended               Six Months Ended          ------------------------
                                                  June 30,                        June 30,                Three          Six
(in thousands)                               1999           1998            1999           1998           Months        Months
---------------------------------------------------------------------------------------------------------------------------------
Trust fees                                 $ 5,091         $4,635         $10,304        $ 9,248             9.8          11.4 %
Service charges on deposit accts             3,378          3,246           6,447          6,255             4.1           3.1
Bankcard fees                                2,186          1,797           4,358          3,570            21.6          22.1
Brokerage and investment fees                1,123            713           1,832          1,197            57.5          53.0
Mortgage and other loan income                 885            806           1,978          1,335             9.8          48.2
ATM network user fees                          733            722           1,368          1,444             1.5          (5.3)
Cash management services                       603            565           1,207          1,102             6.7           9.5
Title insurance fees                           228            265             502            488           (14.0)          2.9
Investment securities gains                     89              4             164             54                 (1)     203.7
Premium on sale of deposits                      8            ---           1,348            ---                 (1)           (1)
Gain on sale of Magic Line stock             5,693            ---           5,693            ---                 (1)           (1)
Other, net                                   1,355          1,214           2,375          2,265            11.6           4.9
                                           -------        -------         -------        -------
Total noninterest income                   $21,372        $13,967         $37,576        $26,958            53.0          39.4
                                           =======        =======         =======        =======

---------------------------------------------------------------------------------------------------------------------------------


(1) Not Meaningful


In March 1999, the Corporation recognized a premium of $1.3 million from the sale of deposits of a branch office. In June 1999, the Corporation recognized a gain of $5.7 million from the sale of its equity investment in MagicLine. Excluding these non-recurring gains, noninterest income increased 12.3% and 18.3% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in the prior year. Nearly every category of noninterest income was higher in 1999 than in 1998 for both the three and six month periods ended June 30. The corporation experienced significant increases in trust fees, bankcard fees, brokerage and investment fees, mortgage and other loan income and cash management fees. ATM fees reflected only a slight increase in the second quarter of 1.5%.

Higher fee income for personal and employee benefit trust services contributed to the 9.8% and 11.4% increases in trust fees for the three and six months ended June 30, 1999, respectively, as compared to the same periods in the prior year. The increases were the result of improved pricing strategies, higher sales and increased volumes of managed assets. Brokerage and investment fees increased 57.5% and 53.0% for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. Higher brokerage and investment fees were the result of increased sales efforts and the introduction of new products and services.

Mortgage and other loan income increased 9.8% and 48.2% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. This increase reflects higher servicing release premiums on the sale of residential mortgage loans into the secondary market and an increase in commercial letter of credit fees. Cash management service fees increased 6.7% and 9.5% for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in the prior year. This increase is volume related as clients have responded to enhanced investment options which include various money market mutual funds from which the Corporation receives a management fee.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 1999 and 1998 is summarized in the table below.



---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                                                                                  Percent
                                                                                                              Change in 1999
                                             Three Months Ended                 Six Months Ended         ------------------------
                                                  June 30,                          June 30,              Three        Six
(in thousands)                              1999            1998               1999           1998        Months      Months
---------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits             $21,591        $20,802         $42,615         $41,199          3.8   %      3.4  %
Equipment                                    2,789          3,051           5,617           6,158         (8.6)        (8.8)
Occupancy                                    2,537          2,834           5,247           5,671        (10.5)        (7.5)
Intangible asset amortization                1,387          1,387           2,773           2,773          ---          ---
Bankcard fees                                1,804          1,510           3,270           2,693         19.5         21.4
Stationery and supplies                        762            910           1,679           1,920        (16.3)       (12.6)
Postage and delivery                         1,076          1,123           2,190           2,212         (4.2)        (1.0)
Advertising and public relations             1,210          1,203           2,421           2,405          0.6          0.7
Data processing services                     1,870          1,361           3,642           2,301         37.4         58.3
Professional services                        1,714          1,148           2,888           2,282         49.3         26.6
Other loan fees                                938            825           1,903           1,586         13.7         20.0
Telephone                                    1,073          1,065           2,045           1,849          0.8         10.6
Charitable contributions                     4,620            232           4,783             317               (1)          (1)
Other, net                                   2,301          2,748           5,432           5,525        (16.3)        (1.7)
                                           -------        -------         -------         -------
     Total noninterest expense             $45,672        $40,199         $86,505         $78,891         13.6          9.7
                                           =======        =======         =======         =======

---------------------------------------------------------------------------------------------------------------------------------


(1) Not Meaningful


SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 3.8% and 3.4% for the three and six months ended June 30, 1999, respectively, as compared to the same period in the prior year. The increases for the three and six month comparison were due to higher incentive based compensation and normal merit increases partially offset by lower staffing levels, due in part, to efficiencies resulting from the information technology partnership with M&I Data Services.

Other noninterest expenses increased 24.1% and 16.4% for the three and six month periods ended June 30, 1999 as compared to the same periods the prior year. The increase in both the three and six month periods reflects a $4.0 million contribution to establish the Citizens Banking Corporation Charitable Trust. Data processing costs increased as a result of the new services and costs associated with the Corporation's information technology partnership with M&I Data Services. These increases were partially offset by related reductions in personnel, equipment, occupancy, and stationery and supplies costs. Bankcard fees increased due to higher transaction volume, increased costs for processing services and enhanced loss prevention efforts. Professional services increased due to increased consulting fees related to future revenue enhancing programs and other services.

INCOME TAXES
Higher pre-tax earnings, partially offset by a higher level of tax exempt interest income resulted in increased federal income tax expense for the three and six month periods ended June 30, 1999, as compared to the same periods in the prior year.

BALANCE SHEET
The Corporation had total assets of $4.758 billion as of June 30, 1999, an increase of $256 million or 5.7% from $4.501 billion as of December 31, 1998. Average earning assets comprised 93.4% of average total assets during the first six months of 1999 and 1998.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 15.7% of average earning assets during the first half of 1999, compared with 15.5% for the same period of 1998

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no significant concentrations in any industry. Due to strong sales efforts and a relatively low interest rate environment, the Corporation experienced greater loan demand with total average loans increasing 1.7% in the first six months of 1999 as compared to the same period in 1998. This growth occurred primarily within the commercial and commercial real estate mortgage categories.

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

At June 30, 1999, loans considered to be impaired under the Statements totaled $18.9 million (of which $8.2 million were on a nonaccrual basis). Included within this amount was $5.1 million of impaired loans for which the related allowance for loan losses was $1.5 million and $13.8 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1999 was approximately $15.2 million. For the quarter ended June 30, 1999, the Corporation recognized interest income of $0.1 million. Approximately $0.2 million of cash collected on nonaccrual impaired loans was applied to loan principal.

At June 30, 1998, loans considered to be impaired under the Statements totaled $18.5 million (of which $13.2 million were on a nonaccrual basis). Included within this amount was $8.0 million of impaired loans for which the related allowance for loan losses was $2.0 million and $10.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1998 was approximately $18.7 million. For the quarter ended June 30, 1998, the Corporation recognized interest income of approximately $0.3 million which included $0.1 million of interest income recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of June 30, 1999, December 31, 1998 and June 30, 1998. Total nonperforming assets amounted to $18.8 million as of June 30, 1999, compared with $24.3 million as of December 31, 1998 and $26.6 million as of June 30, 1998. During the first six months of 1999, several large nonaccrual commercial and commercial mortgage loans were paid current or paid off. In addition, the Corporation charged off approximately $5.7 million in indirect consumer loans. As a result, nonaccrual loans 90 or more days past due at June 30, 1999 were down $4,739,000 or 26.1% from year-end 1998.



----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                            JUNE 30,      December 31,    June 30,
(IN THOUSANDS)                                                                1999           1998           1998
----------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                             $ 1,356         $ 2,016       $ 4,032
    From 30 to 89 days past due                                              1,569           1,641         1,947
    90 or more days past due                                                13,395          18,134        17,398
                                                                           -------         -------       -------
      Total                                                                 16,320          21,791        23,377
  90 days past due and still accruing                                        1,055             801           441
  Restructured                                                                 114             114           231
                                                                           -------         -------       -------
      Total nonperforming loans                                             17,489          22,706        24,049

Other Repossessed Assets Acquired (ORAA)                                     1,299           1,547         2,548
                                                                           -------         -------       -------
      Total nonperforming assets                                           $18,788         $24,253       $26,597
                                                                           =======         =======       =======

Nonperforming assets as a percent of total loans plus ORAA                    0.51  %         0.68  %       0.76  %
Nonperforming assets as a percent of total assets                             0.39            0.54          0.60

--------------------------------------------------------------------------------------------------------------------------


Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of June 30, 1999, such credits amounted to $18.8 million or 0.5% of total loans, compared with $14.5 million or 0.4% at December 31, 1998 and $21.9 million or 0.6% as of June 30, 1998. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Average deposits increased 1.9% in the first six months of 1999 as compared to the same period in 1998. Deposit growth was derived primarily from noninterest and interest-bearing demand accounts which increased 4.8% and 6.9%, respectively, from 1998 first half average balances. The increase is due to growth in both commercial and retail accounts. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At June 30, 1999 and at year-end 1998, the Corporation had approximately $15 million in brokered deposits as an alternative source of funding. These deposits mature in July 2001. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short term borrowings increased to $149.5 million during the first six months of 1999 compared with $128.8 million during the same period of 1998. Long-term debt accounted for $131.5 million or 3.8% of average interest-bearing funds for the first six months of 1999, decreasing from $141.8 million or 4.2% of average interest-bearing funds for the same period in 1998. At June 30, 1999, $200 million of the short term borrowings consist of Federal Home Loan Bank advances that mature within the next six months. Proceeds from these advances were used to support loan growth and fund purchases of collateralized mortgage obligations in the Corporation's investment portfolio. At June 30, 1999, $117.5 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million, which matures in 9 years. These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities." In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, which delayed the effective date of the original statement. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If the Corporation elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation plans to adopt this Statement effective January 1, 2001. Presently the Corporation does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Corporation.

IMPACT OF YEAR 2000
As is more fully described in the Corporation's 1998 Annual Report on Form 10-K, the Corporation believes that it has completed its assessment of all computer-based systems and applications and non-information technology systems necessary for continued operations beyond December 31, 1999. The majority of applications that are not Year 2000 compliant have been, or will be, upgraded or replaced by new systems. The costs of new systems have been, or will be, recorded as an asset and amortized. System assessment and conversion costs to upgrade the remaining noncompliant systems are expensed as incurred. A significant portion of the costs associated with making the remaining applications not covered by new systems Year 2000 compliant do not represent incremental costs to the Corporation, as they are covered under current maintenance agreements or involve the redeployment of existing information technology resources. Costs related to the year 2000 issue are funded through operating cash flows. The Corporation estimates that it will spend less than $3.0 million for its Year 2000 compliance efforts. Approximately $2.0 million to $2.5 million of these expenditures is for new hardware and software and has or will be capitalized. Year 2000 compliance costs expended through June 30, 1999 were approximately $1,200,000.

These estimates do not include the cost of the Corporation's previously planned core application systems replacement, which were not accelerated due to the Year 2000 problem. M&I Data Services upgraded its systems to be Year 2000 compliant, in the third quarter of 1998, and is currently processing the Corporation's core applications on these compliant systems. Testing of these systems was completed in the first quarter of 1999. The application systems run by M&I Data Services represent approximately 70% of the Corporation's mission critical systems.

Currently, the Corporation's remediation, implementation and testing efforts are at different phases of completion. Remediation, implementation and testing activities are underway or completed on all of the Corporation's mission critical information technology and non-information technology systems and applications. For the Corporation's information technology exposures, to date the remediation and implementation phase is 98% complete (100% of mission critical applications and 98% of non-mission critical applications) and the testing phase is 95% complete. The phases run concurrently for different systems. Completion of the implementation and testing phases for all significant information technology systems is expected by September 30, 1999. The Corporation's exposure to non-information technology systems (i.e. systems with date sensitive embedded technology requiring Year 2000 upgrades) relates primarily to the Corporation's operating equipment and facilities (e.g., security access and alarm systems, elevators, heating and air conditioning units, etc.). Completion of the implementation and testing of non-information technology systems is expected by October 31, 1999.

The Corporation is also addressing the readiness of critical suppliers, customers, governmental agencies and other third parties that provide services to or receive services from the Corporation. Primarily, the Corporation is surveying its suppliers and large customers to assess the extent to which the Corporation is vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received responses from the majority of its third party vendors and suppliers, confirming that the third parties' software systems are Year 2000 compliant or, if not compliant, that these third parties have an action plan in place to have them compliant by mid 1999. The testing of mission critical third party software systems is also in progress. The Corporation is on schedule to have all testing of third party software systems completed by September 30, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. Failure of such entities, or one of their suppliers or customers, to become compliant in a timely manner could have an adverse effect on the Corporation's results of operations or financial condition.

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

The Corporation has updated its contingency plans to address unforeseen Year 2000 issues and is currently in the process of validating these plans. These contingency plans involve, among other actions, manual workarounds and coordination of personnel and resources. The Corporation has determined that it must rely primarily on its software vendors to remedy, in a timely manner, any unforeseen situations of its mission critical systems. There can be no assurance that any plans will fully mitigate all difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

Management's assessment of the risks associated with the Year 2000 project is unchanged from that described in the Corporation's 1998 Annual Report on Form 10-K. The anticipated costs and projected dates for completion of the Corporation's Year 2000 project, was based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Other unanticipated Year 2000 issues could arise and there can be no assurance that these estimates will be achieved and actual results could differ from those anticipated. These unanticipated issues may include, but are not limited to, the ability to identify and correct all noncompliant systems and applications, the ability of third parties to become Year 2000 compliant, the availability and cost of trained personnel, the impact of Year 2000 on our clients and other uncertainties.

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

CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS
Bank holding companies, such as the Corporation, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is classified into one of three capital categories (well-capitalized, adequately capitalized or undercapitalized) according to its risk-based capital and leverage ratios and is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is the Corporation's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well-capitalized" designation (the FDIC's highest rating).

As summarized below, the Corporation's risk based capital levels were well in excess of all regulatory standards.


----------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                Regulatory
                              Minimum For
                                 "Well            JUNE 30,       December 31,  June 30,
                              Capitalized"          1999             1998       1998
----------------------------------------------------------------------------------------------------------------
Risk based capital:
     Tier I                       6.0 %            9.7 %         10.5 %         10.3 %
     Total capital               10.0             10.9           11.8           11.6
Tier I leverage                   5.0              8.1            8.7            8.3
----------------------------------------------------------------------------------------------------------------



COMMON AND PREFERRED STOCK
The Corporation maintains two stock repurchase plans. In May 1998, the Corporation initiated a stock repurchase plan ("Plan I") that provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. The Corporation intends to acquire such shares in a systematic pattern. In January 1999, the Corporation initiated a second stock repurchase plan ("Plan II") that provides for the repurchase of up to 1,400,000 shares of its common stock (approximately 5% of the outstanding shares) for general bank purposes. During the second quarter of 1999 a total of 75,400 shares had been purchased under Plan I at an average price of $31.30 per share. A total of 629,500 shares had been acquired under Plan II at an average price of $29.58 per share during the three months ended June 30, 1999. Shares of common stock in treasury are accorded the treatment as if retired; however, such shares remain available for reissue.

OTHER
Total shareholders' equity was $411.1 million or $15.24 per share as of June 30, 1999, compared with $441.1 million or $15.70 per share as of December 31, 1998 and $426.8 million or $15.14 per share as of June 30, 1998. The Corporation declared cash dividends of $0.235 per share during the second quarter of 1999, an increase of 11.9% over the $0.21 per share declared during the same period in 1998.

LIQUIDITY AND DEBT CAPACITY
Management closely monitors the level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1999, the Corporation has continued its strategy to operate at lower levels of liquidity and at a higher loan to deposit ratio to improve its asset mix and thereby increase net interest income. The Corporation has experienced no liquidity or operational problems as a result of the current liquidity levels. These ratios are summarized in the following table:


----------------------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                        JUNE 30,            December 31,            June 30,
                                         1999                  1998                    1998
---------------------------------------------------------------------------------------------------------

Average:
   Loans to deposits                    95.6 %               94.9 %                 94.7 %
   Liquid assets to volatile funding    38.4                 46.0                   43.9
Core funding to total funding           88.2                 88.8                   88.2

---------------------------------------------------------------------------------------------------------



The corporation manages liquidity to meet client cash flow needs while maintaining funds available for loan and investment opportunities. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of the Corporation's assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 1999 and 1998 is illustrated in the table below.

At June 30, 1999, the Corporation's rate sensitive assets were below rate sensitive liabilities within the one-year time frame by $501.5 million. At June 30, 1998, rate sensitive assets exceeded rate sensitive liabilities in the one-year time frame by 104.0 million. As of both dates, the Corporation's interest rate risk position was well balanced in the less than one-year time frame suggesting that net interest income may not be significantly impacted by changes in interest rates over the following 12 months. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of noncontractual repricing, this table does incorporate appropriate adjustments as indicated in footnotes 2 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                  TOTAL
                                1-30         31-90      91-80(1)    181-365       WITHIN        1-5             Over
(dollars in millions)           Days         Days        Days         Days        1 YEAR        Years          5 Years    Total
-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999

RATE SENSITIVE ASSETS(3)
   Loans                       $1,105.7     $ 124.0     $ 167.8     $ 289.4      $1,686.9       $1,480.3       $487.2     $3,654.4
   Investment securities           22.6        24.7        43.5        64.7         155.5          316.1        295.8        767.4
   Short-term investments           9.9          --          --          --           9.9             --           --          9.9
                               --------     -------     -------     -------      --------       --------       ------     --------
     Total                     $1,138.2     $ 148.7     $ 211.3     $ 354.1      $1,852.3       $1,796.4       $783.0     $4,431.7
                               ========     =======     =======     =======      ========       ========       ======     ========

RATE SENSITIVE LIABILITIES
   Deposits(2)                 $  276.0     $ 353.0     $ 396.9     $ 745.8      $1,771.7       $1,125.8       $171.1     $3,068.6
   Short-term borrowings          249.5          --       200.0          --         449.5             --           --        449.5
   Long-term debt                  12.0        92.6        15.0        13.0         132.6           10.1          0.1        142.8
                               --------     -------     -------     -------      --------       --------       ------     --------
                               $  537.5     $ 445.6     $ 611.9     $ 758.8      $2,353.8       $1,135.9       $171.2     $3,660.9
                               ========     =======     =======     =======      ========       ========       ======     ========

Period GAP(1)                  $  600.7     $(296.6)    $(400.6)    $(404.7)      $(501.5)      $  660.5       $611.8     $  770.8
Cumulative GAP                    600.7       303.8       (96.8)     (501.5)                       159.0        770.8
Cumulative GAP to Total
Assets                            12.63%       6.39%      (2.03)%    (10.54)%      (10.54)%         3.34%       16.20%      16.20%
Multiple of Rate Sensitive
Assets to Liabilities              2.12        0.33        0.35        0.47          0.79           1.58         4.57        1.21
-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998

RATE SENSITIVE ASSETS(3)
   Loans                       $1,091.0      $ 150.8    $ 182.6      $ 335.2      $1,759.6      $1,311.2       $425.7     $3,496.5
   Investment securities           50.0         26.3       64.6        103.8         244.7         214.0        148.4        607.1
   Short-term investments           2.8           --         --           --           2.8            --           --          2.8
                               --------      -------    -------      -------      --------      --------       ------     --------
     Total                     $1,143.8      $ 177.1    $ 247.2      $ 439.0      $2,007.1      $1,525.2       $574.1     $4,106.4
                               ========      =======    =======      =======      ========      ========       ======     ========

RATE SENSITIVE LIABILITIES
   Deposits(2)                $   234.6      $ 336.6    $ 374.0      $ 695.9      $1,641.1      $1,221.7       $181.9     $3,044.7
   Short-term borrowings          170.9           --         --           --         170.9            --           --        170.9
   Long-term debt                    --         13.0       15.0         63.1          91.1          39.4          0.1        130.6
                               --------      -------    -------      -------      --------      --------       ------     --------
     Total                    $   405.5      $ 349.6    $ 389.0      $ 759.0      $1,903.1      $1,261.1       $182.0     $3,346.2
                               ========      =======    =======      =======      ========      ========       ======     ========

Period GAP(1)                 $   738.3      $(172.5)   $(141.8)     $(320.0)     $  104.0      $  264.1       $392.1     $  760.2
Cumulative GAP                    738.3        565.8      424.0        104.0                       368.1        760.2
Cumulative GAP to Total
Assets                            16.64%       12.76%      9.56%        2.34 %        2.34%         8.30%       17.14%       17.14%
Multiple of Rate Sensitive
Assets to Liabilities              2.82         0.51       0.64         0.58          1.05          1.21         3.15         1.23
-----------------------------------------------------------------------------------------------------------------------------------


(1)  GAP is the excess of rate sensitive assets (liabilities).

(2) Includes interest bearing savings and demand deposits of $461 million and $444 million in 1999 and 1998, respectively, in the less than one year category, and $936 million and $948 million, respectively in the over one year category, based on historical trends for those noncontractual maturity deposit types, which reflects industry standards.

(3) Incorporates prepayment projects for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

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

The Corporation faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis simulation modeling. Throughout the second quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposure (i.e., the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation). As of the date of this Quarterly Report on Form 10-Q, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 1998 Annual Report on Form 10-K incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Quarterly Report on Form 10-Q, the Corporation does not expect to change those methods in the near term. However, the Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques. In this discussion, "near term" means a period of one year following the date of most recent balance sheet contained in this report.


                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION-None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    (27) Financial Data Schedule
(b) Reports on Form 8-K
    During the three month period ended June 30, 1999, a report on Form 8-K was filed under Item 5, Other Events. The report, dated and filed April 27, 1999, announced an agreement to acquire F&M Bancorporation.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITIZENS BANKING CORPORATION




Date   August 16, 1999                  By /s/ John W. Ennest
    ------------------------              ----------------------------
                                          John W. Ennest
                                          Vice Chairman of the Board, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)

                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
    27                         Financial Data Schedule