Form 10-Q
period 1999-09-30
CITIZENS BANKING CORP
filed 1999-11-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       September 30, 1999
                      ----------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file Number     0-10535
                       --------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                                38-2378932
------------------------------                                ----------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  328 S. Saginaw St., Flint, Michigan                              48502
--------------------------------------                          ----------
Address of principal executive offices)                         (Zip Code)

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

                                                           X  Yes        No
                                                         -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 1999
---------------------------------             -------------------------------
   Common Stock, No Par Value                        26,579,670 Shares

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements..............................................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations...................................................... 10

     Item 3 - Quantitative and Qualitative Disclosure of Market Risk......................... 24

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................................. 25

     Item 2 - Changes in Securities.......................................................... 25

     Item 3 - Defaults upon Senior Securities................................................ 25

     Item 4 - Submission of Matters to a Vote of Security Holders............................ 25

     Item 5 - Other Information.............................................................. 25

     Item 6 - Exhibits and Reports on Form 8-K............................................... 25

SIGNATURES................................................................................... 25


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                      SEPTEMBER 30,       DECEMBER 31,
(in thousands)                                           1999                1998
--------------------------------------------------------------------------------------
                                                      (UNAUDITED)         (Note 1)

ASSETS
  Cash and due from banks                             $   151,107          $   140,543
  Money market investments:
    Interest-bearing deposits with banks                       48                  304
    Federal funds sold                                       --                  8,500
    Term federal funds and other                            2,669               17,435
                                                      -----------          -----------
      Total money market investments                        2,717               26,239
  Securities available-for-sale:
  U.S. Treasury and federal agency securities             674,198              430,676
  State and municipal securities                          152,939              157,551
  Other securities                                         31,538               25,302
                                                      -----------          -----------
      Total investment securities                         858,675              613,529
  Loans:
    Commercial                                          1,652,016            1,594,113
    Real estate construction                               89,547               89,623
    Real estate mortgage                                  708,719              741,358
    Consumer                                            1,261,296            1,159,417
                                                      -----------          -----------
      Total loans                                       3,711,578            3,584,511
    Less: Allowance for loan losses                       (46,675)             (46,449)
                                                      -----------          -----------
      Net loans                                         3,664,903            3,538,062
  Premises and equipment                                   81,678               78,248
  Intangible assets                                        50,311               54,470
  Other assets                                             53,519               50,318
                                                      -----------          -----------
TOTAL ASSETS                                          $ 4,862,910          $ 4,501,409
                                                      ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                               $   620,887          $   636,059
    Interest-bearing                                    3,103,916            3,128,297
                                                      -----------          -----------
      Total deposits                                    3,724,803            3,764,356

  Federal funds purchased and securities sold
    under agreements to repurchase                        199,376              111,336
  Other short-term borrowings                             384,993               12,971
  Other liabilities                                        46,203               40,727
  Long-term debt                                          100,257              130,937
                                                      -----------          -----------
      Total liabilities                                 4,455,632            4,060,327

  SHAREHOLDERS' EQUITY
  Preferred stock - No par value                             --                   --
  Common stock - No par value                              69,918              117,525
  Retained earnings                                       344,038              319,500
  Accumulated other comprehensive income                   (6,678)               4,057
                                                      -----------          -----------
      Total shareholders' equity                          407,278              441,082
                                                      -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,862,910          $ 4,501,409
                                                      ===========          ===========

--------------------------------------------------------------------------------
See notes to consolidated financial statements (unaudited).

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
(in thousands, except per share amounts)                       1999          1998             1999           1998
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                  $ 76,228     $ 75,848          $222,048     $226,988
  Interest and dividends on investment securities:
    Taxable                                                     11,040        7,179            25,572       21,481
    Nontaxable                                                   1,816        1,877             5,483        5,721
  Money market investments                                          88          551               981        1,942
                                                              --------     --------          --------     --------
    Total interest income                                       89,172       85,455           254,084      256,132
                                                              --------     --------          --------     --------
INTEREST EXPENSE
  Deposits                                                      29,081       31,951            88,124       97,151
  Short-term borrowings                                          6,317        1,512             9,379        4,569
  Long-term debt                                                 1,831        1,956             5,398        6,138
                                                              --------     --------          --------     --------
    Total interest expense                                      37,229       35,419           102,901      107,858
                                                              --------     --------          --------     --------
NET INTEREST INCOME                                             51,943       50,036           151,183      148,274
Provision for loan losses                                        3,600        3,510            11,300       10,530
                                                              --------     --------          --------     --------
     Net interest income after provision for loan losses        48,343       46,526           139,883      137,744
                                                              --------     --------          --------     --------
NONINTEREST INCOME
  Trust fees                                                     5,104        4,633            15,408       13,881
  Service charges on deposit accounts                            3,751        3,258            10,198        9,513
  Bankcard fees                                                  2,303        2,083             6,661        5,653
  Brokerage and investment fees                                  1,239          663             3,071        1,860
  Mortgage and other loan income                                   488        1,534             2,466        2,869
  Investment securities gains                                       47           49               211          103
  Equity security gain                                            --           --               5,693         --
  Premium from sale of deposits                                   --           --               1,348         --
  Other                                                          2,709        2,518             8,161        7,817
                                                              --------     --------          --------     --------
    Total noninterest income                                    15,641       14,738            53,217       41,696
                                                              --------     --------          --------     --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                21,253       20,145            63,868       61,344
  Equipment                                                      2,881        2,921             8,498        9,079
  Occupancy                                                      2,920        2,845             8,167        8,516
  Data processing fees                                           1,810        1,873             5,452        4,174
  Bankcard fees                                                  2,108        1,680             5,378        4,373
  Intangible asset amortization                                  1,386        1,386             4,159        4,159
  Postage and delivery                                           1,121          953             3,311        3,165
  Advertising and public relations                                 731        1,072             3,152        3,477
  Net charge from fraud loss                                     2,496         --               6,246         --
  Other                                                          7,195        7,394            22,175       20,873
                                                              --------     --------          --------     --------
    Total noninterest expense                                   43,901       40,269           130,406      119,160
                                                              --------     --------          --------     --------
INCOME BEFORE INCOME TAXES                                      20,083       20,995            62,694       60,280
Income taxes                                                     6,181        6,406            19,303       18,486
                                                              --------     --------          --------     --------
NET INCOME                                                    $ 13,902     $ 14,589          $ 43,391     $ 41,794
                                                              ========     ========          ========     ========
NET INCOME PER SHARE:
  Basic                                                       $   0.52     $   0.52          $   1.58     $   1.49
  Diluted                                                         0.51         0.50              1.56         1.45
AVERAGE SHARES OUTSTANDING:
Basic                                                           26,790       28,164            27,389       28,138
Diluted                                                         27,136       28,754            27,833       28,767

--------------------------------------------------------------------------------
See notes to consolidated financial statements (unaudited).

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                                  Accumulated
                                                                                                    Other
                                                                   Common          Retained      Comprehensive
(in thousands except per share amounts)                            Stock           Earnings         Income         Total
---------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 1998                                        $ 118,488      $ 310,353      $   5,957       $ 434,798
  Net income                                                                          14,991                         14,991
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (1,900)         (1,900)
                                                                                                                  ---------
    Total comprehensive income                                                                                       13,091
  Exercise of stock options, net of
    shares purchased                                                      771                                           771
  Shares acquired for exercise of stock options                        (1,734)                                       (1,734)
  Cash dividends - $0.21 per share                                                    (5,844)                        (5,844)
                                                                    ---------      ---------      ---------       ---------
BALANCE - DECEMBER 31, 1998                                           117,525        319,500          4,057         441,082
  Net income                                                                          14,423                         14,423
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (1,185)         (1,185)
                                                                                                                  ---------
    Total comprehensive income                                                                                       13,238
  Exercise of stock options, net of
    shares purchased                                                      575                                           575
  Shares acquired for retirement                                      (20,158)                                      (20,158)
  Cash dividends - $0.21 per share                                                    (5,893)                        (5,893)
                                                                    ---------      ---------      ---------       ---------
BALANCE - MARCH 31, 1999                                               97,942        328,030          2,872         428,844
  Net income                                                                          15,066                         15,066
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (6,714)         (6,714)
                                                                                                                  ---------
    Total comprehensive income                                                                                        8,352
  Exercise of stock options, net of
    shares purchased                                                    1,331                                         1,331
  Shares acquired for retirement                                      (20,979)                                      (20,979)
  Cash dividends - $0.235 per share                                                   (6,489)                        (6,489)
                                                                    ---------      ---------      ---------       ---------
BALANCE - JUNE 30, 1999                                                78,294        336,607         (3,842)        411,059
  Net income                                                                          13,902                         13,902
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (2,836)         (2,836)
                                                                                                                  ---------
    Total comprehensive income                                                                                       11,066
  Exercise of stock options, net of
    shares purchased                                                      204                                           204
  Shares acquired for retirement                                       (8,580)                                       (8,580)
  Cash dividends - $0.235 per share                                                   (6,471)                        (6,471)
                                                                    ---------      ---------      ---------       ---------
BALANCE - SEPTEMBER 30, 1999                                        $  69,918      $ 344,038      $  (6,678)      $ 407,278
                                                                    =========      =========      =========       =========

------------------------------- ------------------------------------------------
See notes to consolidated financial statements (unaudited).

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                              Nine Months Ended
                                                                                                 September 30,
(in thousands)                                                                               1999           1998
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                                             $  43,391      $ 41,794
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                              11,300        10,530
     Depreciation                                                                            7,147         6,108
     Amortization of intangibles                                                             4,159         4,159
     Net amortization on investment securities                                               2,180         1,250
     Investment securities gains                                                              (211)         (103)
     Equity security gain                                                                   (5,693)           --
     Premium on sale of branch deposits                                                     (1,359)           --
     Increase in deferred tax asset on AFS securities net unrealized losses                  5,780            --
     Increase in deferred tax liability on AFS securities net unrealized gains                  --        (1,128)
     Other                                                                                   2,275         2,778
                                                                                         ---------     ---------
      Net cash provided by operating activities                                             68,969        65,388

INVESTING ACTIVITIES:
  Net decrease in money market investments                                                  23,522         9,800
  Securities available-for-sale:
    Proceeds from sales                                                                     12,316         9,625
    Proceeds from maturities                                                               194,506       199,562
    Purchases                                                                             (470,452)     (247,881)
  Proceeds from sale of Magic Line, Inc. stock                                               5,693          --
  Net increase in loans                                                                   (138,141)       (6,973)
  Purchases of premises and equipment                                                      (10,577)      (11,133)
                                                                                         ---------     ---------
      Net cash used by investing activities                                               (383,133)      (47,000)

FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings deposits                                   (86,777)        2,427
  Net increase (decrease) in time deposits                                                  48,583       (49,017)
  Net increase in short-term borrowings                                                    460,062        12,635
  Proceeds from issuance of long-term debt                                                  22,000        77,550
  Principal reductions in long-term debt                                                   (52,680)      (44,547)
  Cash dividends paid                                                                      (18,853)      (17,147)
  Proceeds from stock options exercised                                                      2,110         3,463
  Shares acquired for retirement                                                           (49,717)       (5,249)
                                                                                         ---------     ---------
      Net cash provided by financing activities                                            324,728       (19,885)
                                                                                         ---------     ---------

  Net increase in cash and due from banks                                                   10,564        (1,497)
  Cash and due from banks at beginning of period                                           140,543       168,351
                                                                                         ---------     ---------

  Cash and due from banks at end of period                                               $ 151,107     $ 166,854
                                                                                         =========     =========

------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).

CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


NOTE 2. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, and all other. Selected lines of business segment information for the three and nine-month periods ended September 30, 1999 and 1998 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1998 Annual Report on Form 10-K. There are no significant intersegment revenues.

--------------------------------------------------------------------------------

                                                           Commercial         Retail        Financial
(in thousands)                                               Banking         Banking        Services       Other       Total
------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 1999

Net interest income (taxable equivalent)                     $ 18,219       $ 28,802       $     324       $ 6,150    $ 53,495
Provision for loan losses                                       1,073          3,136              --          (609)      3,600
                                                             --------       --------       ---------       -------    --------
  Net interest income after provision                          17,146         25,666             324         6,759      49,895
Noninterest income                                              2,674          6,910           6,198          (141)     15,641
Noninterest expense                                             9,784         24,823           4,839         4,455      43,901
                                                             --------       --------       ---------       -------    --------
  Income (loss) before income taxes                            10,036          7,753           1,683         2,163      21,635
Income tax expense (taxable equivalent)                         3,513          2,713             589           918       7,733
                                                             --------       --------       ---------       -------    --------
  Net income (loss)                                          $  6,523       $  5,040       $   1,094       $ 1,245    $ 13,902
                                                             ========       ========       =========       =======    ========
------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 1998

Net interest income (taxable equivalent)                     $ 17,400       $ 28,718       $     466       $ 4,949    $ 51,533
Provision for loan losses                                       1,351          1,904              --           255       3,510
                                                             --------       --------       ---------       -------    --------
  Net interest income after provision                          16,049         26,814             466         4,694      48,023
Noninterest income                                              2,183          7,093           5,242           220      14,738
Noninterest expense                                             9,716         23,193           4,544         2,816      40,269
                                                             --------       --------       ---------       -------    --------
  Income (loss) before income taxes                             8,516         10,714           1,164         2,098      22,492
Income tax expense (taxable equivalent)                         2,981          3,750             407           765       7,903
                                                             --------       --------       ---------       -------    --------
  Net income (loss)                                          $  5,535       $  6,964       $     757       $ 1,333    $ 14,589
                                                             ========       ========       =========       =======    ========

--------------------------------------------------------------------------------


                                                            Commercial      Retail         Financial
(in thousands)                                               Banking        Banking        Services        Other       Total
------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 1999
Net interest income (taxable equivalent)                     $ 53,716       $ 85,950       $ 1,038         $ 15,208   $155,912
Provision for loan losses                                       1,723         11,600            --           (2,023)    11,300
                                                             --------       --------       -------         --------   --------
     Net interest income after provision                       51,993         74,350         1,038           17,231    144,612
Noninterest income                                              7,206         21,584        17,952            6,475     53,217
Noninterest expense                                            26,925         69,416        12,913           21,152    130,406
                                                             --------       --------       -------         --------   --------
     Income (loss) before income taxes                         32,274         26,518         6,077            2,554     67,423
Income tax expense (taxable equivalent)                        11,296          9,281         2,127            1,328     24,032
                                                             --------       --------       -------         --------   --------
     Net income (loss)                                       $ 20,978       $ 17,237       $ 3,950         $  1,226   $ 43,391
                                                             ========       ========       =======         ========   ========
------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 1998
Net interest income (taxable equivalent)                     $ 49,486       $ 89,521       $ 1,402         $ 12,271   $152,680
Provision for loan losses                                       2,853          7,949           --              (272)    10,530
                                                             --------       --------       -------         --------   --------
    Net interest income after provision                        46,633         81,572         1,402           12,543    142,150
Noninterest income                                              6,506         19,024        15,586              580     41,696
Noninterest expense                                            28,020         65,994        13,569           11,577    119,160
                                                             --------       --------       -------         --------   --------
    Income (loss) before income taxes                          25,119         34,602         3,419            1,546     64,686
Income tax expense (taxable equivalent)                         8,792         12,111         1,196              793     22,892
                                                             --------       --------       -------         --------   --------
    Net income (loss)                                        $ 16,327       $ 22,491       $ 2,223         $    753   $ 41,794
                                                             ========       ========       =======         ========   ========

--------------------------------------------------------------------------------


NOTE 3. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

--------------------------------------------------------------------------------

                                                                           Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
 (in thousands, except per share amounts)                                  1999          1998        1999         1998

-------------------------------------------------------------------------------------------------------------------------

NUMERATOR:
Numerator for basic and dilutive earnings per share --
  net income available to common shareholders                              $ 13,902     $14,589      $ 43,391     $41,794
                                                                           ========     =======      ========     =======

DENOMINATOR:
Denominator for basic earnings per share --
  weighted average shares                                                    26,790      28,164        27,389      28,138

Effect of dilutive securities --
  potential conversion of employee stock options                                346         590           444         629
                                                                           --------     -------      --------     -------

Denominator for diluted earnings per share --
  adjusted weighted-average shares and assumed conversions                   27,136      28,754        27,833      28,767
                                                                           ========     =======      ========     =======

BASIC EARNINGS PER SHARE                                                   $   0.52     $  0.52      $   1.58     $  1.49
                                                                           ========     =======      ========     =======

DILUTED EARNINGS PER SHARE                                                 $   0.51     $  0.50      $   1.56     $  1.45
                                                                           ========     =======      ========     =======


--------------------------------------------------------------------------------

During the third quarter of 1999, employees exercised stock options to acquire 20,578 shares at an average exercise price of $9.02 per share.

NOTE 4. SUBSEQUENT EVENTS - ACQUISITIONS
   On November 1, 1999, the Corporation completed its acquisition of F&M Bancorporation, Inc. ("F&M"), a multi-bank holding company headquartered in Wisconsin, in a stock-for-stock merger transaction. The Corporation issued 20,986,939 shares of its common stock in a tax-free exchange for all the outstanding shares of F&M. At the acquisition date, F&M had total assets of approximately $2.7 billion and stockholders' equity of approximately $260 million. The Merger was accounted for as a pooling-of-interests. Historical financial information presented in this Form 10-Q has not been restated to reflect this acquisition.

   On October 8, 1999, Citizens Bank, a wholly owned subsidiary of the Corporation, completed its acquisition of seventeen former Bank One branch offices located in northern lower Michigan. Citizens Bank assumed approximately $442 million in deposits and acquired approximately $89 million in loans and $5 million of fixed assets. Citizens paid an acquisition premium of 10.13%, on certain core deposits, or approximately $36.1 million. Approximately 7% of the premium was recognized on the balance sheet as a core deposit intangible and is being amortized over ten years using the straight-line method. The remaining 3.13% was recognized on the balance sheet as goodwill and is being amortized over twenty years using the straight-line method.

   The Corporation expects to incur pre-tax restructuring and merger-related charges of approximately $40 to $50 million in connection with these acquisitions. Approximately $30 to $40 million of which will be recorded as a one-time charge in the fourth quarter of 1999. The remaining merger related charges are expected to be incurred throughout year 2000. Restructuring and merger related charges include severance and employee related costs; balance sheet restructuring charges to conform the combined company to the Corporation's asset and liability management policies, which includes liquidity, interest rate risk and investment policies; additional loan loss provision to conform with the Corporation's credit policies; merger transaction costs consisting primarily of investment banking, legal and accounting fees; a contribution to augment a charitable foundation and other merger-related costs including system conversion costs and the write-off of various tangible and intangible assets acquired. These expenses will be partially offset by additional cost savings and other revenue enhancements from the consolidation of operations, improved efficiencies and new markets for the Corporation's products and services.

NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a review of the Corporation's performance for the three and nine-month periods ended September 30, 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 9 of this report and the Corporation's 1998 Annual Report on Form 10-K.

--------------------------------------------------------------------------------


SELECTED FINANCIAL DATA
                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
(in thousands, except per share data)                        1999           1998              1999             1998
-----------------------------------------------------------------------------------------------------------------------

FOR THE PERIOD
  Interest income                                           $ 89,172       $ 85,455        $  254,084         $ 256,132
  Net interest income                                         51,943         50,036           151,183           148,274
  Provision for loan losses                                    3,600          3,510            11,300            10,530
  Investment securities gains                                     47             49               211               103
  Other noninterest income                                    15,594         14,689            53,006            41,593
  Noninterest expense                                         43,901         40,269           130,406           119,160
  Income taxes                                                 6,181          6,406            19,303            18,486
  Net income                                                  13,902         14,589            43,391            41,794

  Cash dividends                                               6,471          5,914            18,853            17,147

PER SHARE DATA
  Basic net income                                          $   0.52       $   0.52        $     1.58         $    1.49
  Diluted net income                                            0.51           0.50              1.56              1.45
  Cash dividends                                               0.235           0.21              0.68              0.61
  Book value (end of period)                                      --             --             15.24             15.46
  Market value (end of period close)                              --             --             26.13             32.88

FINANCIAL RATIOS (ANNUALIZED)
  Return on average shareholders' equity                       13.65%         13.46%            13.78%            13.26%
  Return on average assets                                      1.14           1.30              1.25              1.26
  Net interest margin (taxable equivalent)                      4.70           4.98              4.80              4.92
  Net loan charge-offs to average loans                         0.37           0.38              0.41              0.35
  Average equity to average total assets                        8.38           9.67              9.10              9.48
  Nonperforming assets to loans plus other
    repossessed assets acquired (end of period)                   --             --              0.53              0.78
  Nonperforming assets to total assets (end of period)            --             --              0.40              0.62


BALANCE SHEET TOTALS                                                        Percent
  At Period End (September 30)                                               Change
                                                                            -------
  Assets                                                                       9.0%        $4,862,910        $4,462,543
  Loans                                                                        4.9          3,711,578         3,539,287
  Deposits                                                                     2.1          3,724,803         3,647,756
  Shareholders' equity                                                        (6.4)           407,278           434,798
Average Balances
  Assets                                                                       4.1          4,628,098         4,444,185
  Loans                                                                        2.8          3,605,194         3,505,735
  Deposits                                                                     1.8          3,759,172         3,694,325
  Shareholders' equity                                                        (0.1)           421,127           421,353

--------------------------------------------------------------------------------

PERFORMANCE SUMMARY
Selected financial data as of September 30, 1999 and 1998 and for the three and nine month periods then ended are presented in the table on page 10. Earnings for three and nine months ended September 30, 1999, reflect a net one-time charge of $2.5 million ($1.6 million net of tax) in the third quarter of 1999 from a check-kiting scheme offset, in part, by the reversal of a previously accrued commitment to fund a charitable trust. Excluding this charge, net income increased in both periods due to higher net interest income and noninterest income. This improvement was partially offset by a slightly higher provision for loan losses and increases in operating expense and income taxes. Net interest income increased due to higher earning asset levels and lower cost of interest bearing liabilities. Noninterest income reflects a premium of $1.3 million from the sale of branch deposits in the first quarter of 1999, and a $5.7 million gain on the sale of Magic Line, Inc. stock in June 1999. In addition, in both the three and nine month periods there was significant growth in trust fees, deposit service charges, bankcard fees, brokerage and investment fees and cash management fees. Noninterest expense increased in both the three and nine month periods ended September 30, 1999, reflecting higher salaries and benefits, bankcard fees, professional services, postage and delivery, stationery and supplies and telecommunication costs.

LINES OF BUSINESS REPORTING
The Corporation operates along three major business segments: Commercial Banking, Retail Banking and Financial Services. For more information about each line of business see Note 17 to the Corporation's 1998 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10-Q. A summary of net income by each business line is presented below.

--------------------------------------------------------------------------------


                                       Three Months Ended                   Nine Months Ended
                                         September 30,                        September 30,
(in thousands)                         1999            1998                1999            1998
------------------------------------------------------------------------------------------------

Commercial Banking                   $ 6,523         $ 5,535             $20,978         $16,327
Retail Banking                         5,040           6,964              17,237          22,491
Financial Services                     1,094             757               3,950           2,223
Other                                  1,245           1,333               1,226             753
                                     -------         -------             -------         -------
Total                                $13,902         $14,589             $43,391         $41,794
                                     =======         =======             =======         =======

--------------------------------------------------------------------------------

The increase in commercial banking net income is due to growth in overall commercial account relationships, including increased demand deposits, strong loan growth and expanded cash management services. Retail banking net income decreased due to a higher loan loss provision, associated primarily with the indirect consumer lending portfolio, and increased overhead costs resulting from increased data processing, and equipment and software costs related to the Corporation's information technology partnership with M&I Data Services and additional sales staff. Lower net interest income in the first nine-months of 1999 also contributed to this decrease. Net interest income for the third quarter of 1999, however, was up over the same period in 1999 due to higher interest rates and additional volume in the direct and indirect consumer portfolios. Financial services income improved due to growth in trust and investment advisory services from enhanced pricing strategies, higher sales volumes, increased brokerage activity and the introduction of new products and services.

NET INTEREST INCOME
Tax equivalent net interest income, the Corporation's principal source of earnings, was $53.5 million for the third quarter of 1999 and $155.9 million for the nine-month period ended September 30, 1999, an increase of 3.8% and 2.1%, respectively, over the same periods in 1998. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities during the three and nine months of 1999 and 1998 are summarized on pages 13 and 14. The effects of changes in average market rates of interest ("rate") and average balances ("volume") are quantified in the table on page 12.

Net interest income increased $1.9 million in the third quarter of 1999 and $2.9 million for the nine months ended September 30, 1999, as compared to the same periods in 1998. Growth in net interest income in both periods, benefited from an increase in earning assets, primarily commercial loans and federal agency CMO ("collateralized mortgage obligation") securities, and lower rates paid on interest-bearing liabilities. This improvement was offset, in part, by lower yields in most categories of earning assets and an increase in deposits and short-term borrowing balances.

Yields on earning assets decreased 42 basis points in both the three and nine-month periods ended September 30, 1999, as compared to the same periods in 1998. The cost of interest-bearing liabilities decreased 27 basis points to 3.95% in the third quarter of 1999, as compared to the third quarter of 1998. For the nine months ended September 30, 1999, the cost of interest-bearing liabilities decreased 40 basis points to 3.88% from 4.28% in 1998

Net interest margin, the difference between rates earned on earning assets compared to the rates paid on supporting funds, was 4.70% for the third quarter of 1999, 28 basis points lower than the third quarter of 1998. Net interest margin for the nine-month period ended September 30, 1999 was 4.80%, 12 basis points lower than the same period in 1998. The decrease in net interest margin reflects a reduced interest rate spread on earning assets and a less favorable funding mix. The funding mix reflects management's decision, in June 1999, to restructure its balance sheet in anticipation of the announced purchase of 17 former Bank One branches in the fourth quarter of 1999. The Corporation leveraged its future core deposit growth by utilizing short-term FHLB advances to pre-fund purchases of federal agency CMO securities. Net interest margin is anticipated to improve in the remainder of 1999 as core deposits acquired in the October 8, 1999 purchase of the 17 former Bank One branches replaces higher rate FHLB advances as a primary funding source for earning assets.

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

--------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

1999 COMPARED WITH 1998                    Three Months Ended September 30,         Nine Months Ended September 30,
                                           --------------------------------         -------------------------------
                                                          Increase (Decrease)                     Increase (Decrease)
                                            Net            Due to Change in          Net           Due to Change in
                                                        ------------------------                -----------------------
(in thousands)                             Change (1)     Rate        Volume (2)    Change (1)     Rate      Volume (2)
-----------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
Money market investments:
 Time Deposits with banks                  $    --       $    --      $   --        $    --     $     (1)    $     1
 Federal funds sold                           (496)            5        (501)        (1,058)        (251)       (807)
 Term federal funds sold and other              33            --          33             97          (15)        112
Investment securities:
 Taxable                                     3,861          (183)      4,044          4,091         (891)      4,982
 Tax-exempt                                    (61)         (125)         64           (238)        (347)        109
Loans                                          380        (3,036)      3,416         (4,940)      (9,388)      4,448
                                            ------       --------     ------        -------     --------     -------
  Total                                      3,717        (3,339)      7,056         (2,048)     (10,893)      8,845
                                           -------       --------     ------        -------     --------     -------

INTEREST EXPENSE
Deposits:
 Demand                                       (147)         (175)         28           (286)        (448)        162
 Savings                                    (1,081)       (1,505)        424         (3,622)      (4,692)      1,070
 Time                                       (1,642)       (2,274)        632         (5,119)      (5,445)        326
Short-term borrowings                        4,805          (368)      5,173          4,810         (757)      5,567
Long-term debt                                (125)          (41)        (84)          (740)        (382)       (358)
                                            ------       --------     ------        -------     --------     -------
  Total                                      1,810        (4,363)      6,173         (4,957)     (11,724)      6,767
                                           -------       -------      ------        -------     --------     -------
NET INTEREST INCOME                        $ 1,907       $ 1,024      $  883        $ 2,909     $    831     $ 2,078
                                           =======       =======      ======        =======     ========     =======

--------------------------------------------------------------------------------
(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) Rate/Volume variances are allocated to changes due to volume.

--------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                   1999                                   1998
                                                   --------------------------------------      -------------------------------------
Three Months Ended September 30                    AVERAGE                      AVERAGE        Average                  Average
(in thousands)                                     BALANCE     INTEREST (1)     RATE (2)       Balance   Interest (1)   Rate (2)
------------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks           $       62     $       1       4.31%    $       54      $     1       4.44%
    Federal funds sold                                  1,413            20       5.64         36,685          516       5.59
    Term federal funds sold and other                   6,351            67       4.20          3,195           34       4.24
  Investment securities(3):
    Taxable                                           700,815        11,040       6.30        444,145        7,179       6.45
    Tax-exempt                                        144,196         1,816       7.79        143,185        1,877       8.11
  Loans:
    Commercial                                      1,712,017        34,584       8.14      1,492,968       31,552       8.49
    Real estate                                       730,305        14,078       7.71        798,059       16,245       8.14
    Consumer                                        1,238,151        27,566       8.84      1,213,299       28,051       9.18
                                                   ----------     ---------                ----------      -------
      Total earning assets(3)                       4,533,310        89,172       7.96      4,131,590       85,455       8.38

NONEARNING ASSETS
  Cash and due from banks                             153,783                                 176,799
  Bank premises and equipment                          81,258                                  73,924
  Other nonearning assets                             101,449                                 112,744
  Allowance for loan losses                           (46,953)                                (46,935)
                                                   ----------                              ----------
      Total assets                                 $4,822,847                              $4,448,122
                                                   ==========                              ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                   401,410         1,353       1.34        393,436        1,500       1.51
    Savings deposits                                1,015,433         6,107       2.39      1,031,503        7,188       2.76
    Time deposits                                   1,693,059        21,621       5.07      1,642,983       23,263       5.62
  Short-term borrowings                               497,907         6,317       5.03        127,738        1,512       4.70
  Long-term debt                                      132,659         1,831       5.48        135,808        1,956       5.72
                                                   ----------    ----------                ----------      -------
      Total interest-bearing liabilities            3,740,468        37,229       3.95      3,331,468       35,419       4.22
                                                                 ==========                                =======

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                     625,246                                 614,466
  Other liabilities                                    53,079                                  72,241
  Shareholders' equity                                404,054                                 429,947
                                                   ----------                              ----------
     Total liabilities and shareholders' equity    $4,822,847                              $4,448,122
                                                   ==========                              ==========

NET INTEREST INCOME                                               $  51,943                                $50,036
                                                                  =========                                =======

NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                    4.70%                                  4.98%


--------------------------------------------------------------------------------
(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1,552 and $1,497 for the three months ended September 30, 1999 and 1998, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost adjusted for amortization of premiums and accretion of discounts.

--------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                   1999                                  1998
                                                --------------------------------------   ------------------------------------
Nine Months Ended September 30                     AVERAGE                    AVERAGE       Average                  Average
(in thousands)                                     BALANCE     INTEREST (1)   RATE (2)      Balance    Interest (1)  Rate (2)
-----------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Interest earning deposits with banks          $       61    $      2      4.06%        $       40     $      2     6.26%
    Federal funds sold                                21,834         783      4.80             44,337        1,841     5.55
    Term federal funds sold and other                  6,051         196      4.34              3,047           99     4.32
  Investment securities(3):
    Taxable                                          554,403      25,572      6.15            444,850       21,481     6.44
    Tax-exempt                                       144,512       5,483      7.82            144,573        5,721     8.16
  Loans:
    Commercial                                     1,680,031      99,806      8.08          1,446,194       92,184     8.61
    Real estate                                      738,889      43,236      7.80            797,524       48,796     8.16
    Consumer                                       1,186,274      79,006      8.90          1,262,017       86,008     9.11
                                                  ----------    --------                   ----------      -------
      Total earning assets(3)                      4,332,055     254,084      7.98          4,142,582      256,132     8.40

NONEARNING ASSETS
  Cash and due from banks                            156,686                                  159,596
  Bank premises and equipment                         80,319                                   71,785
  Other nonearning assets                            105,098                                  116,963
  Allowance for loan losses                          (46,060)                                 (46,741)
                                                  ----------                               ----------
      Total assets                                $4,628,098                               $4,444,185
                                                  ==========                               ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  404,693       4,182      1.38            384,725        4,468     1.55
    Savings deposits                               1,026,283      17,802      2.32          1,029,727       21,424     2.78
    Time deposits                                  1,713,528      66,140      5.16          1,687,453       71,259     5.65
  Short-term borrowings                              263,246       9,379      4.76            128,461        4,569     4.76
  Long-term debt                                     135,532       5,398      5.33            139,781        6,138     5.87
                                                  ----------    --------                   ----------      -------
      Total interest-bearing liabilities           3,543,282     102,901      3.88          3,370,147      107,858     4.28
                                                                --------                                   -------

NONINTEREST-BEARING LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Demand deposits                                    614,668                                  592,420
  Other liabilities                                   49,021                                   60,265
  Shareholders' equity                               421,127                                  421,353
                                                  ----------                               ----------
     Total liabilities and shareholders' equity   $4,628,098                               $4,444,185
                                                  ==========                               ==========

NET INTEREST INCOME                                             $151,183                                  $148,274
                                                                ========                                  ========
NET INTEREST INCOME AS A PERCENT OF
 EARNING ASSETS                                                               4.80%                                    4.92%


--------------------------------------------------------------------------------
(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4,729 and $4,406 for the nine months ended September 30, 1999 and 1998, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
Management provides for possible loan losses by dividing the allowance into two components, allocated and unallocated. The allocated component of the allowance is based on expected losses from the analysis of specific loans and historical loss experience for each category of loans. This analysis is performed throughout the year and is updated based on actual experience and loan reviews. The unallocated portion of the allowance is determined based on the Corporation's assessment of general economic and conditions, the economic conditions in the markets in which the Corporation operates, the level and composition of nonperforming loans and other factors. This analysis involves a higher degree of uncertainty and considers factors, which may not be reflected in historical loss factors used to determine the allocated portion of the allowance. A summary of loan loss experience during the three and nine months ended September 30, 1999 and 1998 is provided below.


--------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
(in thousands)                                             1999               1998               1999             1998
------------------------------------------------------------------------------------------------------------------------


Allowance for loan losses - beginning of period          $   46,551        $   46,956       $    46,449       $   45,911
  Charge-offs                                                 4,981             4,127            14,959           11,940
  Recoveries                                                  1,505               797             3,885            2,635
                                                         ----------        ----------       -----------       ----------
Net charge-offs                                               3,476             3,330            11,074            9,305
Provision for loan losses                                     3,600             3,510            11,300           10,530
                                                         ----------        ----------       -----------       ----------

Allowance for loan losses - end of period                $   46,675        $   47,136       $    46,675       $   47,136
                                                         ==========        ==========       ===========       ==========

Loans outstanding at period end                          $3,711,578        $3,539,287       $ 3,711,578       $3,539,287
Average loans outstanding during period                   3,680,473         3,504,326         3,605,194        3,505,735

Allowance for loan losses as a percentage of
  loans outstanding at period end                              1.26%             1.33%             1.26%            1.33%
Ratio of net charge-offs during period to
  average loans outstanding (annualized)                       0.37              0.38              0.41             0.35
Loan loss coverage (allowance as a multiple of
   net charge-offs, annualized)                                 3.4x              3.5x              3.2X             3.8x


--------------------------------------------------------------------------------

The provision for loan losses increased $90,000 during the three months ended September 30, 1999, as compared with the same period in 1998, and increased $770,000 in the first nine months of 1999 versus the same period in 1998.

The ratio of net loans charged off to average loans outstanding decreased one basis point in the three month period ended September 30, 1999 and increased six basis points for the nine months ended September 30, 1999, compared to the same periods in 1998. The decrease in the third quarter of 1999 is primarily due to growth in average loans outstanding as higher charge-offs, primarily in the commercial and consumer portfolios, were offset with an almost equal level of recoveries. The increase in the nine-month period of 1999 primarily reflects higher net charge-offs, mostly in the indirect consumer loan portfolio.

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the three and nine months ended September 30, 1999 and 1998 follows:

--------------------------------------------------------------------------------
NONINTEREST INCOME

                                                                                                         Percent
                                                                                                      Change in 1999
                                              Three Months Ended       Nine Months Ended          ---------------------
                                                 September 30,            September 30,            Three          Nine
(in thousands)                                1999         1998        1999         1998          Months         Months
-----------------------------------------------------------------------------------------------------------------------

Trust fees                                     $ 5,104     $ 4,633       $15,408      $13,881          10.2 %     11.0 %
Service charges on deposit accts                 3,751       3,258        10,198        9,513          15.1        7.2
Bankcard fees                                    2,303       2,083         6,661        5,653          10.6       17.8
Brokerage and investment fees                    1,239         663         3,071        1,860          86.9       65.1
Mortgage and other loan income                     488       1,534         2,466        2,869         (68.2)     (14.0)
ATM network user fees                              817         763         2,185        2,206           7.1       (1.0)
Cash management services                           651         583         1,858        1,685          11.7       10.3
Title insurance fees                               231         258           733          746         (10.5)      (1.7)
Investment securities gains                         47          49           211          103          (4.1)     104.9
Gain on sale of equity security                     --          --         5,693           --            (1)        (1)
Premium on sale of deposits                         --          --         1,348           --            (1)        (1)
Other, net                                       1,010         914         3,385        3,180          10.5        6.4
                                               -------     -------       -------      -------
  Total noninterest income                     $15,641     $14,738       $53,217      $41,696           6.1       27.6
                                               =======     =======       =======      =======

--------------------------------------------------------------------------------
(1) Not meaningful


The Corporation recognized a premium of $1.3 million from the sale of deposits of a branch office in March 1999, a gain of $5.7 million from the sale of its equity investment in Magic Line, Inc. in June 1999 and a gain of $0.6 million from the sale of a portfolio of student loans in the third quarter of 1998. Excluding these non-recurring gains, noninterest income increased 10.9% and 12.4% for the three and nine-months ended September 30, 1999, respectively, as compared to the same periods in the prior year. Most categories of noninterest income were higher in 1999 than in 1998 in both the three and nine-month periods ended September 30. The Corporation experienced significant increases in trust fees, bankcard fees, brokerage and investment fees, service charges on deposit accounts and cash management fees. Title insurance fees and mortgage and other loan income were the only categories to experience a significant decrease in revenue.

Higher fee income for personal and employee benefit trust services and new sub-administrative fees on commercial deposit sweep account investment in mutual funds contributed to the increase in trust fees in both the three and nine-month periods ended September 30, 1999, as compared to the same periods in 1998. Higher fee income for trust services reflected improved pricing strategies and higher stock market values. Brokerage and investment fees increased in the three and nine-month periods ended September 30, 1999 over the same periods in 1998 due to increased sales efforts and continued growth in new mutual fund and annuity products.

Mortgage and other loan income, excluding the gain of $0.6 million in 1998, decreased 46.0% in the third quarter of 1999 but was up 10.1% in the nine-month period ended September 30, 1999, as compared to the same periods in 1998. The decrease in mortgage and other loan income in the third quarter reflected lower gains from the sale of residential mortgage loans and related servicing as higher interest rates reduced refinancing volumes. For the nine-month period ended September 30, 1999 lower gains on the sale of residential mortgage loans and related servicing was offset by higher commercial letter and unused line-of-credit fee income. Title insurance fees were down in the three and nine months ended September 30, 1999 over the same periods in 1998 as higher interest rates reduced closing volume and refinance activity. Cash management service fees increased in the three and nine-month periods ended September 30, 1999, over the same periods in 1998, due primarily to new business development and higher customer transaction volumes related to expanded product and service capabilities.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 1999 and 1998 are summarized in the table below.

--------------------------------------------------------------------------------
NONINTEREST EXPENSE

                                                                                                          Percent
                                                                                                       Change in 1999
                                               Three Months Ended          Nine Months Ended        --------------------
                                                 September 30,               September 30,          Three         Nine
(in thousands)                                  1999         1998          1999         1998        Months        Months
-------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits                  $21,253      $ 20,145       $63,868       $ 61,344        5.5%       4.1%
Equipment                                         2,881         2,921         8,498          9,079       (1.4)      (6.4)
Occupancy                                         2,920         2,845         8,167          8,516        2.6       (4.1)
Data processing services                          1,810         1,873         5,452          4,174       (3.4)      30.6
Bankcard fees                                     2,108         1,680         5,378          4,373       25.5       23.0
Intangible asset amortization                     1,386         1,386         4,159          4,159        ---        ---
Postage and delivery                              1,121           953         3,311          3,165       17.6        4.6
Advertising and public relations                    731         1,072         3,152          3,477      (31.8)      (9.3)
Stationery and supplies                           1,179           875         2,858          2,795       34.7        2.3
Professional services                             1,419         1,094         4,306          3,376       29.7       27.5
Telephone                                         1,187         1,128         3,231          2,977        5.2        8.5
Other loan fees                                     842         1,023         2,746          2,609      (17.7)       5.3
Net charge from fraud loss                        2,496           ---         6,246             --         (1)        (1)
Other, net                                        2,568         3,274         9,034          9,116      (21.6)      (0.9)
                                                -------      --------      --------       --------
   Total noninterest expense                    $43,901      $ 40,269      $130,406       $119,160        9.0        9.4
                                                =======      ========      ========       ========

--------------------------------------------------------------------------------
(1) Not meaningful


SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits expense increased 5.5% and 4.1% for the three and nine months ended September 30, 1999, respectively, as compared to the same period in the prior year. The increases were due to higher incentive based compensation, normal merit increases, increased sales and support staff and higher healthcare cost. Partially offsetting these increases were lower staffing levels from the synergies of the information technology partnership with M&I Data Services, continued deferral of FASB 91 incentive compensation and lower pension costs. Reduced pension costs reflect the adoption, in the third quarter of 1999, of an alternative market-related value methodology for pension plan assets to better reflect plan asset earnings, a component of pension expense, in 1999 and future years. The change reduced 1999 annual pension expense by approximately $556,000. The cumulative effect on prior periods was not material and they have not been restated.

OTHER NONINTEREST EXPENSES
In the third quarter of 1999, the Corporation took a one-time charge of approximately $6.3 million ($4.0 million after tax) as a result of a fraudulent check-kiting scheme involving a bank customer and other parties. To help lessen the impact of the fraud, the Corporation reduced by $3.8 million ($2.4 million after tax) its previously accrued commitment to fund a charitable trust. The net effect was a one-time charge of $2.5 million ($1.6 million after tax) in the third quarter of 1999. For the nine months ended September 30, 1999, the effect was a net one-time charge of $6.3 million as the charitable trust adjustment had no effect year-to-date (i.e., the accrual for the funding of the charitable trust recorded in the second quarter was reversed in the third quarter). The Corporation has taken action where appropriate to further review and strengthen its procedures to prevent similar occurrences in the future.

Excluding the effect of this one-time charge, other noninterest expenses increased 2.8% and 4.2% for the three and nine-month periods ended September 30, 1999 as compared to the same periods the prior year. Data processing costs increased as a result of the new services and costs associated with the Corporation's information technology partnership with M&I Data Services. These increases were partially offset by related reductions in personnel, equipment, and occupancy costs. Bankcard fees increased due to higher transaction volume, increased outside processing costs and enhanced loss prevention efforts. Professional services increased due to additional consulting fees related to future revenue enhancing programs and other services. Higher stationery and supplies costs reflect a one-time catch-up adjustment resulting from a new electronic billing process implemented by the Corporation's primary check vendor. In the third quarter of 1999, occupancy increased slightly due to building renovations and related loss of sub-lease income. Advertising and public relations costs reflect a slow down in spending due to the check kiting fraud and in anticipation of the pending acquisitions. Other loan fees decreased primarily due to lower mortgage volume in the third quarter of 1999. Other expense declined primarily due to generally good discretionary expense control.

FUTURE RESTRUCTURING AND MERGER RELATED CHARGES
In conjunction with its acquisition of seventeen former Bank One branch offices in October 1999 and its acquisition of F&M Bancorporation, Inc , in November 1999, the Corporation expects to incur pre-tax restructuring and merger-related charges of approximately $40 to $50 million over the next year. Approximately $30 to $40 million will be recorded as a one-time charge in the fourth quarter of 1999. These expenses will be partially offset by additional cost savings and other revenue enhancements from the consolidation of operations, improved efficiencies and new markets for the Corporation's products and services.
See Note 4 to the consolidated financial statements (unaudited) of this Quarterly Report on Form 10Q for additional detail.

INCOME TAXES
Higher pre-tax earnings partially offset by a higher level of tax-exempt interest income resulted in increased federal income tax expense for the nine month period ended September 30, 1999, as compared to the same period in the prior year. For the quarter ended September 30, 1999, lower pre-tax earnings and a higher level of tax-exempt interest income resulted in reduced federal income tax expense.

BALANCE SHEET
The Corporation had total assets of $4.863 billion as of September 30, 1999, an increase of $362 million or 8.0% from $4.501 billion as of December 31, 1998. Average earning assets comprised 93.6% of average total assets during the first nine months of 1999 and 93.2% for same period in 1998. Changes in total assets and earning assets since September 30, 1998 were primarily due to commercial loan growth and higher levels of U.S. Treasury and federal agency investment securities offset, in part, by pay downs and maturities in the consumer loan and residential mortgage portfolio.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 16.8% of average earning assets during the first nine months of 1999, compared with 15.4% for the same period of 1998. The increase in average investments was primarily due to balance sheet restructuring in anticipation of the pending purchase of 17 Bank One branches in the fourth quarter of 1999. The Corporation leveraged its future core deposit growth by utilizing short-term FHLB advances to pre-fund purchases of federal agency CMO securities.

LOANS
The Corporation extends credit primarily within the market areas of its two banking subsidiaries located in Michigan and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no significant concentrations in any industry. Due to increased sales efforts and a relatively low interest rate environment, the Corporation experienced greater loan demand with total average loans increasing 2.8% in the first nine months of 1999 as compared to the same period in 1998. This growth occurred primarily within the commercial and construction real estate mortgage category. Residential real estate loans have declined reflecting lower origination volume in the third quarter from higher interest rates and continued selling of most single-family residential real estate loan originations into the secondary market.

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

At September 30, 1999, loans considered to be impaired under the Statements totaled $21.0 million (of which $10.1 million were on a nonaccrual basis). Included within this amount was $6.9 million of impaired loans for which the related allowance for loan losses was $1.0 million and $14.1 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1999 was approximately $18.9 million. For the quarter ended September 30, 1999, the Corporation recognized interest income of $0.2 million. Approximately $0.4 million of cash collected on nonaccrual impaired loans was applied to loan principal.

At September 30, 1998, loans considered to be impaired under the Statements totaled $17.8 million (of which $13.1 million were on a nonaccrual basis). Included within this amount was $8.2 million of impaired loans for which the related allowance for loan losses was $1.6 million and $9.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1998 was approximately $18.5 million. For the quarter ended September 30, 1998, the Corporation recognized interest income of approximately $0.1 million. No interest was recognized on a cash basis as all cash collected on nonaccrual loans was applied to loan principal.

The table below provides a summary of nonperforming assets as of September 30, 1999, December 31, 1998 and September 30, 1998. Total nonperforming assets amounted to $19.5 million as of September 30, 1999, compared with $24.3 million as of December 31, 1998 and $27.5 million as of September 30, 1998. During the first nine months of 1999, several large nonaccrual commercial and commercial mortgage loans were paid current or paid off. In addition, the Corporation charged off approximately $7.6 million in indirect consumer loans. As a result, nonaccrual loans 90 or more days past due at September 30, 1999 were down $4,947,000 or 27.3% from year-end 1998.

--------------------------------------------------------------------------------
NONPERFORMING ASSETS


                                                                              SEPTEMBER 30,   December 31,   September 30,
(IN THOUSANDS)                                                                   1999           1998            1998
---------------------------------------------------------------------------------------------------------------------------

Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                                  $ 3,460        $ 2,016         $ 2,853
    From 30 to 89 days past due                                                     881          1,641           2,117
    90 or more days past due                                                     13,187         18,134          19,370
                                                                                -------        -------         -------
      Total                                                                      17,528         21,791          24,340
90 days past due and still accruing                                                 674            801             908
Restructured                                                                        114            114             134
                                                                                -------        -------         -------
      Total nonperforming loans                                                  18,316         22,706          25,382

Other Repossessed Assets Acquired (ORAA)                                          1,180          1,547           2,123
                                                                                -------        -------         -------
      Total nonperforming assets                                                $19,496        $24,253         $27,505
                                                                                =======        =======         =======

Nonperforming assets as a percent of total loans plus ORAA                         0.53%          0.68%           0.78%
Nonperforming assets as a percent of total assets                                  0.40           0.54            0.62


--------------------------------------------------------------------------------

Employment levels and other economic conditions in the Corporation's local markets can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of September 30, 1999, such credits amounted to $31.6 million or 0.9% of total loans, compared with $14.5 million or 0.4% at December 31, 1998 and $22.3 million or 0.6% as of September 30, 1998. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Average deposits increased 1.8% in the first nine months of 1999 as compared to the same period in 1998. Deposit growth was derived primarily from noninterest and interest-bearing demand accounts, public fund single maturity certificates of deposit and investment rate savings accounts. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At September 30, 1999 and at year-end 1998, the Corporation had approximately $14.9 million in brokered deposits as an alternative source of funding. These deposits mature in July 2001. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $263.2 million during the first nine months of 1999 compared with $128.5 million during the same period of 1998. Long-term debt accounted for $135.5 million or 3.8% of average interest-bearing funds for the first nine months of 1999, decreasing from $139.8 million or 4.1% of average interest-bearing funds in the same period of 1998. At September 30, 1999, $300 million of the short-term borrowings consist of Federal Home Loan Bank advances that mature within the next month. Proceeds from these advances were used to support loan growth and fund purchases of federal agency CMO securities in the Corporation's investment portfolio. At September 30, 1999, $100 million of the long-term debt consists of borrowings from the Federal Home Loan Bank by the Corporation's lead subsidiary bank. The borrowings mature at different intervals over the next five years except for $60 million, which matures in 9 years. These borrowings are utilized to fund the Corporation's loan growth.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, which delayed the effective date of the original statement. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If the Corporation elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The Corporation plans to adopt this Statement effective January 1, 2001. Presently the Corporation does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Corporation.

IMPACT OF YEAR 2000
As is more fully described in the Corporation's 1998 Annual Report on Form 10-K, the Corporation believes that it has completed its assessment of all computer-based systems and applications and non-information technology systems necessary for continued operations beyond December 31, 1999. The majority of applications that are not Year 2000 compliant have been, or will be, upgraded or replaced by new systems. The costs of new systems have been, or will be, recorded as an asset and amortized. System assessment and conversion costs to upgrade the remaining noncompliant systems are expensed as incurred. A significant portion of the costs associated with making the remaining applications not covered by new systems Year 2000 compliant do not represent incremental costs to the Corporation, as they are covered under current maintenance agreements or involve the redeployment of existing information technology resources. Costs related to the year 2000 issue are funded through operating cash flows. The Corporation estimates that it will spend less than $3.0 million for its Year 2000 compliance efforts. Approximately $2.0 million to $2.5 million of these expenditures is for new hardware and software and has or will be capitalized. Year 2000 compliance costs expended through September 30, 1999 were approximately $1.7 million.

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

Currently, the Corporation's remediation, implementation and testing efforts are at different phases of completion. Remediation, implementation and testing activities are underway or completed on all of the Corporation's mission critical information technology and non-information technology systems and applications. For the Corporation's information technology exposures, to date the remediation and implementation phase is 98% complete (100% of mission critical applications and 98% of non-mission critical applications) and the testing phase is 96% complete. The phases run concurrently for different systems. Completion of the implementation and testing phases for all significant information technology systems is expected by year-end. The Corporation's exposure to non-information technology systems (i.e. systems with date sensitive embedded technology requiring Year 2000 upgrades) relates primarily to the Corporation's operating equipment and facilities (e.g., security access and alarm systems, elevators, heating and air conditioning units, etc.). Completion of the implementation and testing of non-information technology systems is expected by November 30, 1999.

The Corporation is also addressing the readiness of critical suppliers, customers, governmental agencies and other third parties that provide services to or receive services from the Corporation. Primarily, the Corporation is surveying its suppliers and large customers to assess the extent to which the Corporation is vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received responses from the majority of its third party vendors and suppliers, confirming that the third parties' software systems are Year 2000 compliant or, if not compliant, that these third parties have an action plan in place to have them compliant by mid 1999. The testing of mission critical third party software systems is also in progress. The Corporation is on schedule to have all testing of third party software systems completed by November 30, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. Failure of such entities, or one of their suppliers or customers, to become compliant in a timely manner could have an adverse effect on the Corporation's results of operations or financial condition.

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

--------------------------------------------------------------------------------------------------
CAPITAL RATIOS              Regulatory
                             Minimum
                            For "Well          SEPTEMBER 30,     December 31,     September 30,
                           Capitalized"           1999              1998              1998
--------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                         6.0 %               9.5 %           10.5 %             10.4 %
  Total capital                 10.0                10.7             11.8               11.6
Tier I leverage                  5.0                 7.6              8.7                8.5
--------------------------------------------------------------------------------------------------


COMMON AND PREFERRED STOCK
The Corporation maintains two stock repurchase plans. In May 1998, the Corporation initiated a stock repurchase plan ("Plan I") that provides for the repurchase of up to 600,000 shares of its stock on the open market over the next 24 months. The shares will be utilized to satisfy the Corporation's obligation to issue shares under its existing employee and director stock option plans. In January 1999, the Corporation initiated a second stock repurchase plan ("Plan II") that provides for the repurchase of up to 1,400,000 shares of its common stock (approximately 5% of the outstanding shares) for general bank purposes. In the third quarter of 1999, management decided to accelerate the acquisition of treasury shares under Plan II in light of the pending F&M Bancorporation, Inc. merger. As a result all 222,000 shares remaining under Plan II were acquired in the third quarter at an average price of $30.42 per share. In addition, a total of 64,800 shares were purchased under Plan I at an average price of $28.18 per share. Shares of common stock in treasury are accorded the treatment as if retired; however, such shares remain available for reissue.

OTHER
Total shareholders' equity was $407.3 million or $15.24 per share as of September 30, 1999, compared with $441.1 million or $15.70 per share as of December 31, 1998 and $434.8 million or $15.46 per share as of September 30, 1998. This decrease is the result of strong corporate earnings offset by dividend payments, the stock repurchase program and the one-time charge from the check-kiting loss. The Corporation declared cash dividends of $0.68 per share during the first nine months of 1999, an increase of 11.5% over the $0.61 per share declared during the same period in 1998.

LIQUIDITY AND DEBT CAPACITY
Management closely monitors the level of liquid assets available to meet ongoing funding needs and to capitalize on opportunities for business expansion. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Various techniques are used by the Corporation to measure liquidity, including ratio analysis. Some ratios monitored by the Corporation include: loans to deposits, core funding (deposits plus a portion of repurchase agreements and long term debt less single maturity certificates of deposits) to total funding (volatile funding plus core funding) and liquid assets to volatile funding (interest bearing liabilities plus noninterest bearing deposits less core funding). During 1999, the Corporation has continued its strategy to operate at lower levels of liquidity and at a higher loan to deposit ratio to improve its asset mix and thereby increase net interest income. The Corporation has experienced no liquidity or operational problems as a result of the current liquidity levels. These ratios are summarized in the following table:

---------------------------------------------------------------------------------------------
KEY LIQUIDITY RATIOS
                                           SEPTEMBER 30,      December 31,      September 30,
                                               1999              1998                1998
---------------------------------------------------------------------------------------------
Quarterly average:
  Loans to deposits                          98.5 %             94.9 %            95.2 %
  Liquid assets to volatile funding          17.7               46.0              52.7
Core funding to total funding                81.3               88.8              88.7
---------------------------------------------------------------------------------------------


The corporation manages liquidity to meet client cash flow needs while maintaining funds available for loan and investment opportunities. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK
The Corporation's static interest rate sensitivity ("GAP") as of September 30, 1999 and 1998 is illustrated in the table below.

-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                                                         TOTAL
                                       1-30       31-90     91-180    181-365    WITHIN        1-5       Over
(dollars in millions)                  Days       Days       Days      Days      1 YEAR       Years     5 Years      Total
-----------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999

RATE SENSITIVE ASSETS (3)
  Loans                               $1,039.4   $ 117.0    $ 161.6    $ 320.7   $ 1,638.7   $ 1,550.1   $ 522.8   $ 3,711.6
  Investment securities                   11.0      35.2       37.9       47.8       131.9       334.3     392.5       858.7
  Short-term investments                   2.7        --         --         --         2.7          --        --         2.7
                                      --------   -------    -------    -------   ---------   ---------   -------   ---------
    Total                             $1,053.1   $ 152.2    $ 199.5    $ 368.5   $ 1,773.3   $ 1,884.4   $ 915.3   $ 4,573.0
                                      ========   =======    =======    =======   =========   =========   =======   =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                        $  299.9   $ 358.0    $ 459.7    $ 702.8   $ 1,820.4   $ 1,114.7   $ 168.8   $ 3,103.9
  Short-term borrowings                  584.4        --         --         --       584.4          --        --       584.4
  Long-term debt                          15.0      50.0         --         --        65.0        25.2      10.1       100.3
                                      --------   -------    -------    -------   ---------   ---------   -------   ---------
    Total                             $  899.3   $ 408.0    $ 459.7    $ 702.8   $ 2,469.8   $ 1,139.9   $ 178.9   $ 3,788.6
                                      ========   =======    =======    =======   =========   =========   =======   =========

Period GAP (1)                        $  153.8   $(255.8)   $(260.2)   $(334.3)  $  (696.5)  $   744.5   $ 736.4   $   784.4
Cumulative GAP                           153.8    (102.0)    (362.2)    (696.5)                   48.0     784.4
Cumulative GAP to Total
 Assets                                   3.16%    (2.10)%    (7.45)%   (14.32)%    (14.32)%      0.99%    16.13%      16.13%
Multiple of Rate Sensitive
Assets to Liabilities                     1.17      0.37       0.43       0.52        0.72        1.65      5.12        1.21

-----------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998

RATE SENSITIVE ASSETS (3)
  Loans                               $1,053.1   $ 143.5    $ 203.9    $ 342.2   $ 1,742.7   $ 1,364.1    $432.5   $ 3,539.3
  Investment securities                   64.1      44.7       59.2       70.7       238.7       231.9     145.5       616.1
  Short-term investments                   2.4        --        --          --         2.4          --        --         2.4
                                      --------   -------    -------    -------   ---------   ---------   -------   ---------
    Total                             $1,119.6   $ 188.2    $ 263.1    $ 412.9   $ 1,983.8   $ 1,596.0   $ 578.0   $ 4,157.8
                                      ========   =======    =======    =======   =========   =========   =======   =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                        $  216.8   $ 297.1    $ 440.7    $ 702.7   $ 1,657.3   $ 1,206.0   $ 180.3   $ 3,043.6
  Short-term borrowings                  187.5        --         --         --       187.5          --        --       187.5
  Long-term debt                          15.0       6.0       63.0       42.6       126.6        14.4       0.1       141.1
                                      --------   -------    -------    -------   ---------   ---------   -------   ---------
    Total                             $  419.3   $ 303.1    $ 503.7    $ 745.3   $ 1,971.4   $ 1,220.4   $ 180.4   $ 3,372.2
                                      ========   =======    =======    =======   =========   =========   =======   =========

Period GAP (1)                        $  700.3   $(114.9)  $ (240.6)   $(332.4)  $    12.4   $   375.6   $ 397.6   $   785.6
Cumulative GAP                           700.3     585.4      344.8       12.4                   388.0     785.6
Cumulative GAP to Total
  Assets                                 15.69%    13.12%      7.73%      0.28%       0.28%       8.69%    17.60%      17.60%
Multiple of Rate Sensitive
Assets to Liabilities                     2.67      0.62       0.52       0.55        1.01        1.31      3.20        1.23

-----------------------------------------------------------------------------------------------------------------------------

(1)   GAP is the excess of rate sensitive assets (liabilities).
(2) Includes interest bearing savings and demand deposits of $463 million and $452 million in 1999 and 1998, respectively, in the less than one year category, and $932 million and $951 million, respectively in the over one year category, based on historical trends for those noncontractual maturity deposit types, which reflects industry standards.
(3) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.



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

At September 30, 1999, the Corporation's rate sensitive assets were below rate sensitive liabilities within the one-year time frame by $696.5 million. This position indicates that the Corporation may earn lower net interest income during the next twelve months if market interest rates rise. Conversely, the Corporation may earn higher net interest income during the next twelve months if market interest rates fall. At September 30, 1998, rate sensitive assets exceeded rate sensitive liabilities in the one-year time frame by 12.4 million. The Corporation's small asset sensitive interest rate risk position at September 30, 1998 was well balanced in the less than one-year time frame suggesting that net interest income may not be significantly impacted by changes in interest rates over the following 12 months. The Corporation's interest rate risk position within the one year time frame is expected to be less liability-sensitive in the fourth quarter of 1999 as core deposits from the 17 former Bank One branches, acquired on November 8, 1999, replace approximately $200 million in short-term FHLB advances.

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

The Corporation faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the third quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposure (i.e., the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation). As of the date of this Quarterly Report on Form 10-Q, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     (27) Financial Data Schedule
(b)  Reports on Form 8-K
     During the three-month period ended September 30, 1999, a report on Form 8-K was filed under Item 5, Other Events. The report dated August 31, 1999 and filed September 2 1999, announced the Corporation had been a victim of an illegal check-kiting scheme involving a bank customer and other parties.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date  November 12, 1999               By  /s/ John W. Ennest
    ---------------------                 --------------------------------
                                          John W. Ennest
                                          Vice Chairman of the Board, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)

                                 Exhibit Index



Exhibit No.                   Description
-----------                   -----------

     27                       Financial Data Schedule