Form 10-K
period 1999-12-31
CITIZENS BANKING CORP
filed 2000-03-31
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                               ----------------    -----------------

Commission file Number   0-10535
                       ------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                               38-2378932
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      One Citizens Banking Center,
 328 S. Saginaw Street, Flint, Michigan                            48502
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (810) 766-7500
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ----------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $835,092,000 as of March 24, 2000.
     The number of shares outstanding of the registrant's Common Stock (No par value) was 47,544,549 as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Citizens Banking Corporation Proxy Statement for its annual meeting of shareholders to be held April 18, 2000 are incorporated by reference into Part III.

(Exhibit Index - Pages 14 through 16)

                          CITIZENS BANKING CORPORATION

                         1999 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I
   Item 1.     Business ...............................................................................................   3
   Item 2.     Properties .............................................................................................   8
   Item 3.     Legal Proceedings ......................................................................................   8
   Item 4.     Submission of Matters To a Vote of Security Holders ....................................................   8

PART II
   Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters ..............................   9
   Item 6.     Selected Financial Data ................................................................................   9
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ..................   9
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .............................................   9
   Item 8.     Financial Statements and Supplementary Data ............................................................   9
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................   9

PART III
   Item 10.    Directors and Executive Officers of the Registrant .....................................................  10
   Item 11.    Executive Compensation .................................................................................  10
   Item 12.    Security Ownership of Certain Beneficial Owners and Management .........................................  10
   Item 13.    Certain Relationships and Related Transactions .........................................................  10

PART IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................................  11

SIGNATURES     ........................................................................................................  12

EXHIBIT INDEX  ........................................................................................................  14

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

General
       Citizens Banking Corporation ("Citizens") was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 1999, Citizens had 3,220 full-time equivalent employees and directly or indirectly owned the following subsidiaries at year-end 1999.

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------
                                                                                                 Total
                                                            Principal           Number of       Assets          Date
                    Subsidiary                               Office              Offices     (in millions)    Acquired
--------------------------------------------------------------------------------------------------------------------------
Citizens Bank (1)                                           Flint, MI              136           $4,930.1     01/01/82
Citizens Bank - Illinois, N.A.                             Berwyn, IL                3              251.6     05/01/87
F&M Bancorporation, Inc. (2)
    F&M Merger Corporation
        F&M Bank - Cannon Valley                           Dundas, MN                1               27.9     11/01/99
        F&M Bank - Central                              Stevens Point, WI            5              140.9     11/01/99
        F&M Bank - East Troy                              East Troy, WI              2               59.2     11/01/99
        F&M Bank - Elkhorn                                 Elkhorn, WI               1               96.9     11/01/99
        F&M Bank - Jefferson                              Jefferson, WI              2               96.6     11/01/99
        F&M Bank - Grant County                           Fennimore, WI              4              134.4     11/01/99
        F&M Bank - Kiel                                     Kiel, WI                 1               45.2     11/01/99
        F&M Bank - Lakeland                               Woodruff, WI               7              198.9     11/01/99
        F&M Bank - Landmark                              Clear Lake, WI              4               45.4     11/01/99
        F&M Bank - Northeast                               Pulaski, WI              11              377.6     11/01/99
        F&M Bank - Prairie du Chien                   Prairie du Chien, WI           5               98.5     11/01/99
        F&M Bank - Superior                               Superior, WI               2               35.7     11/01/99
        F&M Bank - Winnebago County                         Omro, WI                 3              104.7     11/01/99
    BancSecurity Corporation
        F&M Bank - Iowa Central (3)                     Marshalltown, IA            14              614.7     11/01/99
    F&M Bank - Algoma                                      Algoma, WI                3              100.9     11/01/99
    F&M Bank - Appleton                                   Appleton, WI               4               81.6     11/01/99
    F&M Bank - Brodhead                                   Brodhead, WI               1               36.2     11/01/99
    F&M Bank - Darlington, N.A.                          Darlington, WI              4              113.9     11/01/99
    F&M Bank - Hilbert                                     Hilbert, WI               3               33.3     11/01/99
    F&M Bank - Kaukauna                                   Kaukauna, WI               5              160.6     11/01/99
    F&M Bank - New London                                New London, WI              1               39.3     11/01/99
    F&M Bank - Waushara County                             Watoma, WI                4              107.4     11/01/99
--------------------------------------------------------------------------------------------------------------------------


(1) Consolidated totals of Citizens Bank include its wholly owned non-bank subsidiaries, Citizens Commercial Leasing Corporation ("CCLC"), CB Financial Services, Inc., Citizens Bank Mortgage Corporation and Citizens Title Services. All of the named subsidiaries are based in Flint, Michigan except for CCLC, which is based in Saginaw, Michigan.

(2) At year-end 1999, F&M Bancorporation, Inc. directly owned two bank holding companies and eight banks. Effective January 3, 2000, Citizens dissolved the two bank holding companies and consolidated the Wisconsin banks into one Wisconsin bank.

(3) Consolidated totals of F&M Bank - Iowa Central include its wholly owned non-bank subsidiary, Security Bancservices, Inc. based in Marshalltown, Iowa.

       Citizens' subsidiary banks are full service commercial banks offering a variety of financial services to corporate, commercial, correspondent and individual bank customers. These services include commercial, agricultural, mortgage and consumer lending, demand and time deposits, trust services, investment services, safe deposit facilities, and other financial products and services. The bank subsidiaries are wholly owned by Citizens and operate through 226 banking offices located in the five midwestern states of Michigan, Wisconsin, Illinois, Iowa, and Minnesota. Areas served include most of Michigan's Lower Peninsula, most of Wisconsin, central Iowa, the western suburban market of Chicago, Illinois and Dundas, Minnesota.
       On December 29, 1994, the State of Michigan amended the State's Banking Code of 1969 to allow banks to engage in the insurance business and to own an insurance agency. Although the National Bank Holding Company Act prohibits the holding company from direct ownership of an insurance agency, banks within the holding company may now do so. During the second quarter of 1997, Citizens Bank established a wholly owned subsidiary, called CB Financial Services, Inc. Through this subsidiary, Citizens sells life insurance and annuity products to clients subject to certain restrictions.
       In 1997, Citizens Bank established a wholly owned subsidiary, Citizens Bank Mortgage Corporation, to originate new mortgage loans to be sold to the secondary market or held in portfolio. The Mortgage Corporation provides residential mortgage services similar to those previously provided by Citizens Bank. Also in 1997, Citizen Bank established a wholly owned subsidiary, Citizens Title Services, Inc. This subsidiary provides title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing.
       Citizens Commercial Leasing Company, a wholly owned subsidiary of Citizens Bank, participates in high quality indirect lease participations. Security Bancservices, Inc, a wholly owned subsidiary of F&M Bank - Iowa Central, sells property and casualty insurance to clients in the F&M markets.
       On July 1, 1997, Citizens merged with CB Financial Corporation headquartered in Jackson, Michigan. The merger resulted in an expanded presence in the greater Jackson/Lansing markets and in northwestern Michigan. As part of the merger, Citizens issued 6.3 million shares of its common stock for all of the outstanding shares of CB Financial Corporation. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information presented.
       On October 8, 1999, Citizens acquired seventeen former Bank One offices located in the northern section of Michigan's Lower Peninsula. The transaction was accounted for as a purchase; accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The purchase added approximately $88 million in loans and $442 million in deposits. Citizens paid a premium of $36.1 million or 10.13% on certain core deposits. The acquired branches' results of operations have been included in Citizens' consolidated totals from the date of acquisition only.
       On November 1, 1999, Citizens expanded into the new market areas of Wisconsin, Iowa, and Minnesota through the merger with F&M Bancorporation, Inc. ("F&M") headquartered in Kaukauna, Wisconsin. As part of the merger, Citizens issued 21.0 million shares of its common stock, based on a fixed exchange ratio of 1.303, for all of the outstanding shares of F&M. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information presented. Addition information regarding Citizens' mergers and acquisition is incorporated by reference from Exhibit 13 on page 27 of such document under the caption, "Note 2. Mergers and Acquisition."

Lines of Business
       The performance of Citizens is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M, and all other. Additional information regarding Citizens' business lines is incorporated herein by reference from Exhibit 13 on page

4 and on pages 39 and 40 of such document under the captions, "Lines of Business Reporting" and "Note 17. Lines of Business", respectively.

Competition
       The financial services industry is highly competitive. The banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies and other organizations.
       Loans comprise 75.3% of Citizens' average assets and are made in the normal course of business to individuals, partnerships, municipalities and corporations. Credit is extended to customers within the commercial, commercial mortgage, real estate construction, real estate mortgage, consumer and lease financing categories. Consumer loans are primarily composed of automobile, personal, marine, home equity and bankcard loans and represent 25.4% of the 1999 average loan portfolio. Consumer loans originated follow strict corporate credit underwriting procedures. Real estate mortgage loan extensions are primarily first liens on one to four family structures and unless insured by a private mortgage insurance company typically have traditional loan to appraisal ratios of 80% or less. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 on pages 12 to 14 of such document under the captions "Loans" and "Nonperforming Assets".
       Mergers between and the expansion of financial institutions both within and outside of our primary Midwest banking markets have provided significant competitive pressure in those markets. In addition, the passage of federal interstate banking legislation has expanded the banking market and heightened competitive forces. The affect of this legislation is further discussed under the caption "Supervision and Regulation".
       On November 1, 1999, Citizens entered the Wisconsin, Iowa, and Minnesota markets through a merger with F&M headquartered in Kaukauna, Wisconsin, which included twenty subsidiary banks in Wisconsin, one subsidiary bank in Iowa, and one subsidiary bank in Minnesota. Most of the banks are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing, and agricultural businesses. F&M has a dominant market position in many of the markets it serves, which we believe provides a competitive advantage. The local management of the banks was retained and the local boards of directors were consolidated into regional "community boards". Effective January 3, 2000, the twenty Wisconsin bank charters were consolidated into one bank.
       Other factors such as employee relations and environmental laws also impact Citizens' competitiveness. Presently, none of Citizens' employees are covered by collective bargaining agreements and Citizens maintains a favorable relationship with its employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
       Citizens is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires Citizens to provide notice or obtain the prior approval of the Board of Governors of the Federal Reserve System for bank and non-bank acquisitions and prescribes limitations on the non-banking activities of Citizens. As a bank holding company, Citizens and its subsidiaries are able only to conduct the business of banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     Citizens' subsidiary banks are subject to various regulatory authorities. Citizens Bank is chartered by the State of Michigan and is subject to supervision, regulation and examination by the Financial Institutions Bureau of the State of Michigan as well as the Federal Reserve Board. Citizens Bank - Illinois, N.A. is chartered under federal law and is subject to supervision, regulation and examination by the Comptroller of the Currency. All but one of the Wisconsin F&M Banks are incorporated under the banking laws of Wisconsin and is therefore subject to supervision, regulation, and examination by the Wisconsin Department of Financial Institutions. F&M Bank -Darlington is chartered under federal law and is subject to supervision, regulation and examination by the Comptroller of the Currency. The other F&M Banks are chartered in Iowa and Minnesota, and are subject to the supervision, regulation, and examination by the Iowa Division of Banking and the Minnesota Department of Commerce, respectively. All of Citizens' subsidiary banks are subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"), as their deposits are insured by the FDIC to the extent provided by the law. In addition, all banks are members of the Federal Reserve System. Citizens' non-bank companies are supervised and examined by the Federal Reserve System.
     Certain regulatory matters concerning capital adequacy guidelines for Citizens and its banking subsidiaries, limitations on the payment of dividends to Citizens by its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 on pages 16, 17 and 41 of such document under the captions, "Liquidity and Debt Capacity" and "Note 18 Regulatory Matters", respectively.
     The 1994 passage of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act allows states the ability to enact legislation permitting interstate branching but gives them no choice in opting out of provisions related to interstate banking. The effect of the interstate banking provisions do not impact Michigan or neighboring states since these states have previously passed legislation allowing bank holding companies to own bank affiliates in multiple states. On November 29, 1995 the Michigan legislature passed Public Act 202 permitting interstate branching. This law allows a bank the ability to establish branches outside of the State of Michigan provided that state adopts similar legislation. The law may impact Citizens as states adjacent to Michigan pass similar legislation. The impact of this is not expected to significantly affect Citizens' strategic plan, except to allow potentially greater consolidation benefits if Citizens continues to acquire additional banks outside of Michigan.
     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") adopted in August 1989 significantly affected financial institutions. Key provisions of FIRREA provided for the acquisition of thrift institutions by bank holding companies (previously only failing thrifts were permitted to be acquired), increased deposit insurance assessments for insured banks, redefined applicable capital standards for banks and thrifts, broadened the enforcement power of federal bank regulatory agencies, and required that any FDIC-insured depository institution be held liable for any loss incurred by the FDIC in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, imposed on banks relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the major provisions contained in FDICIA includes recapitalization of the Bank Insurance Fund ("BIF"), a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operation.
     FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. In response to the BIF attaining the designated reserve ratio in 1995, FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". All of Citizens' subsidiaries have sufficient capital to maintain this designation (the FDIC's highest rating). In 2000, banks maintaining the "well capitalized" designation will again have no FDIC insurance premium requirements except for a special base assessment of approximately 2.08 cents per 100 dollars of deposits. This special assessment, authorized by the Deposit Insurance Funds Act of 1996 passed by Congress on September 30, 1996, applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessments paid by Citizens' subsidiary banks.
     The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Citizens Banking Corporation and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Monetary Policy
       The monetary and fiscal policies of regulatory authorities, including the Federal Reserve System, strongly influence the banking industry. Through open market securities transactions, variations in the discount rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of these measures on future business and earnings of Citizens cannot be predicted.

Environmental Matters
       Citizens' primary exposure to environmental risk is through its trust services and its lending activities. In each instance, Citizens has policies and procedures in place to mitigate its environmental risk exposures. With respect to lending activities, environmental site assessments at the time of loan origination are mandated by Citizens to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, Citizens utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently Citizens does not anticipate any material effect on capital expenditures, earnings or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in the "Item 3. Legal Proceedings" section of this document.

ITEM 2.  PROPERTIES
       Citizens' offices are located at One Citizens Banking Center, 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, its largest bank subsidiary. Citizens' subsidiaries operate through 226 banking offices. Of these, 42 are leased and the remaining are owned. Rent expense on the leased properties totaled $2,264,373 in 1999.
       The banking offices are located in various communities throughout the states of Michigan and Wisconsin, parts of Iowa, in Dundas, Minnesota, and in the western suburbs of Chicago, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants.
       Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from
Exhibit 13 on page 30 under the caption "Note 7.
Premises and Equipment" of such document.

ITEM 3.  LEGAL PROCEEDINGS
       Citizens and its subsidiaries are parties to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the financial condition or the liquidity of Citizens.
       From time to time, certain of Citizens' subsidiaries are notified by applicable environmental regulatory agencies, pursuant to State or Federal environmental statutes or regulations, that they may be potentially responsible parties ("PRPs") for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediating the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. Citizens' management is not presently aware of any environmental liabilities that pose a reasonable possibility of future material impact on Citizens or its earnings. It is Citizens' policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       No matters were submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S MATTERS The information required by this item is incorporated herein by reference from Exhibit 13 on page 20 under the caption "Table 12. Selected Quarterly Information" of such document.
       The approximate number of shareholders of the Registrant's common stock is 15,000 as of December 31, 1999. This number includes an estimate for individual participants in the security positions of certain shareholders of record.
       Restrictions on the Registrant's ability to pay dividends are incorporated herein by reference from Exhibit 13 on page 41 under the caption "Note 18. Regulatory Matters" of such document.


ITEM 6.  SELECTED FINANCIAL DATA
       The information required by this item is incorporated herein by reference from Exhibit 13 on page 1 under the caption "Table 1. Selected Financial Data" of such document.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from
Exhibit 13 on pages 1 through 21 of such document.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       The information required by this item is incorporated by reference from
Exhibit 13 on pages 17 and 18 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" of such document.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The Financial Statements are incorporated herein by reference from
Exhibit 13 on pages 22 through 46 of such document.
       Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 20 of such document under the caption "Table 12. Selected Quarterly Information".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       The information required by this item appears in Citizens' proxy statement for its annual meeting of shareholders to be held April 18, 2000 ("1999 Proxy Statement"), and is incorporated herein by reference as follows:

       Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 5 through 8 and on pages 11 through 13, respectively, of the 1999 Proxy Statement.

       Regulation S-K Item 405 disclosure: Appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the 1999 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION
       The information required by this item appears under the caption "Compensation of Directors," on page 10 and under the captions "Executive Compensation", "Compensation and Human Resources Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 14 through 24 of the 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and on pages 3 and 4, respectively, of the 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 23 and 24 of the 1999 Proxy Statement, and is incorporated herein by reference.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1. Financial Statements:
         The following consolidated financial statements of Citizens, Report of Ernst & Young LLP, Independent Auditors and Report of Wipfli Ulrich Bertelson LLP, Independent Auditors are incorporated by reference under
         Item 8 "Financial Statements and Supplementary Data" of this document:
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Ernst & Young LLP, Independent Auditors
              Report of Wipfli Ullrich Bertelson LLP, Independent Auditors

     2. Financial Statement Schedules:
         All schedules are omitted - see Item 14(d) below.

     3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 14 through 16 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
         Form 8-K, filed November 9, 1999, announcing completion of Citizens' merger with F&M Bancorporation, Inc. on November 1, 1999.

(c)  Exhibits:
         The "Exhibit Index" is filed herewith on pages 14 through 16 of this report and is incorporated herein by reference.

(d)  Financial Statement Schedules:
         All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CITIZENS BANKING CORPORATION
(Registrant)

by /s/Robert J. Vitito                                   Date:   March  24, 2000
-------------------------------------
Robert J. Vitito
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------
/s/Robert J. Vitito                       Chairman of the Board, President,                        March 24, 2000
----------------------------------------  Chief Executive Officer and Director
Robert J. Vitito

/s/John W. Ennest                         Vice Chairman of the Board,                              March 24, 2000
----------------------------------------  Chief Financial Officer,
John W. Ennest                            Treasurer and Director

/s/Edward P. Abbott                       Director                                                 March 24, 2000
----------------------------------------
Edward P. Abbott

/s/Hugo E. Braun, Jr.                     Director                                                 March 24, 2000
----------------------------------------
Hugo E. Braun, Jr.

/s/Jonathan E. Burroughs II               Director                                                 March 24, 2000
----------------------------------------
Jonathan E. Burroughs II

/s/Joseph P. Day                          Director                                                 March 24, 2000
----------------------------------------
Joseph P. Day

/s/Lawrence O. Erickson                   Director                                                 March 24, 2000
----------------------------------------
Lawrence O. Erickson

/s/Ronald E. Fenton                       Director                                                 March 24, 2000
----------------------------------------
Ronald E. Fenton

/s/Victor E. George                       Director                                                 March 24, 2000
----------------------------------------
Victor E. George

               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------
/s/William J. Hank                        Director                                                 March 24, 2000
----------------------------------------
William J. Hank

/s/Gail E. Janssen                        Director                                                 March 24, 2000
----------------------------------------
Gail E. Janssen

/s/Stephen J. Lazaroff                    Director                                                 March 24, 2000
----------------------------------------
Stephen J. Lazaroff

/s/William F. Nelson, Jr.                 Director                                                 March 24, 2000
----------------------------------------
William F. Nelson, Jr.

/s/Robert C. Safford                      Director                                                 March 24, 2000
----------------------------------------
Robert C. Safford

/s/William C. Shedd                       Director                                                 March 24, 2000
----------------------------------------
William C. Shedd

/s/James E. Truesdell, Jr.                Director                                                 March 24, 2000
----------------------------------------
James E. Truesdell, Jr.

/s/Ada C. Washington                      Director                                                 March 24, 2000
----------------------------------------
Ada C. Washington

/s/Charles R. Weeks                       Director                                                 March 24, 2000
----------------------------------------
Charles R. Weeks

/s/Kendall B. Williams                    Director                                                 March 24, 2000
----------------------------------------
Kendall B. Williams

/s/James L. Wolohan                       Director                                                 March 24, 2000
----------------------------------------
James L. Wolohan

                          CITIZENS BANKING CORPORATION
                         1999 Annual Report on Form 10-K

                                  EXHIBIT INDEX
                   (FILED AS PART OF THIS REPORT ON FORM 10-K)

  Exhibit                                                                                                        Form 10-K
    No.                                           Exhibit                                                        Page No.
  -------  ------------------------------------------------------------------------------------------------      ---------

     3     Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of
               Citizens' 1995 Annual Report on Form 10K, file number 0-10535).                                     N/A

     3.1   Amended and  Restated  Bylaws  (incorporated  by reference  from Exhibit 3(b) of Citizens'  1997
               Third Quarter Report on Form 10-Q, file number 0-10535).                                            N/A

     4     Rights  Agreement,  dated July 20, 1990,  between  Citizens and Citizens  Bank,  as Rights Agent
               (incorporated  by reference from Exhibit 4(a) of Citizens' Report on Form 8-K filed July 26,
               1990, file number 0-10535).                                                                         N/A

    10     Citizens Banking  Corporation  Second Amended Stock Option Plan  (incorporated by reference from
               Exhibit 4 of Citizens'  registration  statement  on Form S-8 filed May 5,  1992--Registration
               No. 33-47686).                                                                                      N/A

    10.1   Composite  form of "Stock Option  Agreement"  executed  between  Citizens and certain  executive officers of Citizens  pursuant to Citizens'  Second Amended Stock Option Plan  (incorporated by reference  from Exhibit 10(e) of Citizens'  1992 Annual Report on Form 10-K,  file number
               0-10535).                                                                                           N/A

    10.2   Citizens Banking Corporation Management Incentive Compensation Program (incorporated by reference from pages 18 and 19 of Citizens' Proxy Statement for its 1999 Annual Meeting of Shareholders
               under the caption "Management Incentive Plan", file number 0-10535).                                N/A

    10.3   Citizens Banking Corporation Amended and Restated Director's Deferred Compensation Plan
               (incorporated by reference from Exhibit 10(h) of Citizens' 1994 Annual Report on Form 10-K,
               file number 0-10535).                                                                               N/A

    10.4   Deferred Compensation Agreement for Charles R. Weeks, as amended, and related Citizens Banking
               Corporation Deferred Benefits Trust Agreement (incorporated by reference from Exhibit 10(d) of
               Citizens' 1989 Annual Report on Form 10-K, file number 0-10535).                                    N/A

    10.5   Citizens Banking Corporation Supplemental Retirement Benefits Plan for Charles R. Weeks, as
               amended (incorporated by reference from Exhibit 10(e) of Citizens' 1989 Annual Report on
               Form 10-K, file number 0-10535).                                                                    N/A


  Exhibit                                EXHIBIT INDEX (continued)                                              Form 10-K
    No.                                           Exhibit                                                        Page No.
  -------  ------------------------------------------------------------------------------------------------      ---------

    10.6   Citizens  Banking  Corporation  Stock Option Plan for Directors  (incorporated by reference from
               Exhibit 99 of Citizens' registration statement on Form S-8 filed July 21,  1995--Registration
               No. 33-61197).                                                                                      N/A

    10.7   Citizens  Banking  Corporation  Amended  and  Restated  Section  401(k)  Plan  (incorporated  by reference from Exhibit 99.1 of Citizens'  registration statement on Form S-8 filed August 2,
               1996 - Registration No. 333-09455).                                                                 N/A

    10.8   Citizens  Banking  Corporation  Supplemental  Retirement  Benefits  Plan  for  John  W.  Ennest.
               (incorporated  by reference from Exhibit 10(p) of Citizens' 1996 Annual Report on Form 10-K,
               file number 0-10535).                                                                               N/A

    10.9   Citizens  Banking  Corporation  Supplemental  Retirement  Benefits  Plan for  Robert J.  Vitito.
               (incorporated  by reference from Exhibit 10(q) of Citizens' 1996 Annual Report on Form 10-K,
               file number 0-10535).                                                                               N/A

    10.10  Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from
               Exhibit 10(r) of Citizens' 1997 Second Quarter Report on Form 10-Q, file number 0-10535).           N/A

    10.11  Citizens Banking Corporation Change in Control Agreement (incorporated by reference form Exhibit
               10(s) of Citizens' 1997 Annual Report on Form 10-K, file number 0-10535).                           N/A

    10.12  F&M Bancorporation, Inc.'s Deferred Compensation Agreement with Gail E. Janssen (incorporated           N/A
               by reference from Exhibit 10.6 of F&M's Report on Form 10-K for the year ended December 31,
               1992, file number 0-14553).                                                                         N/A

    10.13  F&M Bancorporation, Inc.'s Officers' Stock Purchase Plan (incorporated by reference from F&M's
               Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Officers'
               Stock Purchase Plan", file number 0-14553).                                                         N/A

    10.14  Employment Agreement dated as of August 1, 1998 between F&M Bancorporation Inc. and John W.
               Johnson (incorporated by reference from Exhibit 10.1 of F&M's Report on Form 10-Q for the
               quarter ended September 30, 1998, file number 0-14553).                                             N/A

    11     Computation  of Per Share Earnings  (incorporated  by reference from Exhibit 13 on page 35 under
               the caption "Note 13. Earnings Per Share" of such document).                                        N/A

    13     Citizens Banking Corporation 1999 Annual Report (except as to portions expressly incorporated
               herein, said Annual Report is included only for information).                                       (1)



  Exhibit                                 EXHIBIT INDEX (continued)                                              Form 10-K
    No.                                           Exhibit                                                         Page No.
  -------  ------------------------------------------------------------------------------------------------      ---------

    21     Subsidiaries of the Registrant                                                                          (1)

    23     Consent of Ernst & Young LLP                                                                            (1)

    23.1   Consent of Wipfli Ullrich Bertelson LLP                                                                 (1)

    27     Financial Data Schedules                                                                                (1)

-------------------------------------------------------------------------------------------------------------------------------

N/A - not applicable, exhibit incorporated by reference.

(1) Exhibit included on the following pages of this Annual Report on Form 10-K filing.

All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.