Form 10-Q
period 2000-03-31
CITIZENS BANKING CORP
filed 2000-05-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                              --------  ---------
Commission file Number    0-10535
                          -------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                         38-2378932
------------------------------------                     -----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 328 S. Saginaw St., Flint, Michigan                              48502
----------------------------------------                 -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                          X  Yes       No
                                                         ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding at May 5, 2000
--------------------------                            --------------------------
Common Stock, No Par Value                                47,651,439 Shares

                          Citizens Banking Corporation
                               Index to Form 10-Q


                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements..................................................................... 3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations............................................................................. 10

     Item 3. - Quantitative and Qualitative Disclosure of Market Risk............................................... 22

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..................................................................................... 23

     Item 2 - Changes in Securities................................................................................. 23

     Item 3 - Defaults upon Senior Securities....................................................................... 23

     Item 4 - Submission of Matters to a Vote of Security Holders................................................... 23

     Item 5 - Other Information..................................................................................... 23

     Item 6 - Exhibits and Reports on Form 8-K...................................................................... 23

SIGNATURES.......................................................................................................... 23

EXHIBIT INDEX ...................................................................................................... 24


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                          March 31,          December 31,
(in thousands)                                                                              2000                 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         (unaudited)           (Note 1)

ASSETS
Cash and due from banks                                                                  $    230,880        $    250,745
Money market investments:
   Interest-bearing deposits with banks                                                         1,722                 755
   Federal funds sold                                                                              --              63,048
                                                                                         ------------        ------------
       Total money market investments                                                           1,722              63,803
Securities available-for-sale:
   U.S. Treasury and federal agency securities                                                900,824             920,435
   State and municipal securities                                                             399,095             368,732
   Other securities                                                                            89,779             108,180
                                                                                         ------------        ------------
       Total investment securities                                                          1,389,698           1,397,347
Loans:
   Commercial                                                                               2,981,937           2,875,387
   Real estate construction                                                                   186,125             185,352
   Real estate mortgage                                                                     1,456,423           1,440,104
   Consumer                                                                                 1,420,051           1,416,640
                                                                                         ------------        ------------
       Total loans                                                                          6,044,536           5,917,483
Less: Allowance for loan losses                                                               (79,073)            (76,397)
                                                                                         ------------        ------------
       Net loans                                                                            5,965,463           5,841,086
Premises and equipment                                                                        140,471             141,460
Intangible assets                                                                              95,030              97,032
Other assets                                                                                  113,041             107,884
                                                                                         ------------        ------------
TOTAL ASSETS                                                                             $  7,936,305        $  7,899,357
                                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing                                                                   $    941,446        $    965,849
   Interest-bearing                                                                         5,164,591           5,163,149
                                                                                         ------------        ------------
       Total deposits                                                                       6,106,037           6,128,998
Federal funds purchased and securities sold
   under agreements to repurchase                                                             222,115             276,805
Other short-term borrowings                                                                   689,791             660,474
Other liabilities                                                                              77,116              72,307
Long-term debt                                                                                197,504             127,104
                                                                                         ------------        ------------
       Total liabilities                                                                    7,292,563           7,265,688

Shareholders' Equity:
   Preferred stock - No par value                                                                  --                  --
   Common stock - No par value                                                                226,564             226,972
   Retained earnings                                                                          434,852             424,140
   Accumulated other comprehensive income                                                     (17,674)            (17,443)
                                                                                         ------------        ------------
       Total shareholders' equity                                                             643,742             633,669
                                                                                         ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  7,936,305        $  7,899,357
                                                                                         ============        ============

------------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                    Three Months Ended
                                                                                                      March 31,
(in thousands, except per share
amounts                                                                                         2000                1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                                            $    125,064        $    110,250
   Interest and dividends on investment securities:
     Taxable                                                                                   17,048              12,760
     Nontaxable                                                                                 4,931               4,139
   Money market investments                                                                        43               1,375
                                                                                         ------------        ------------
        Total interest income                                                                 147,086             128,524
                                                                                         ------------        ------------
INTEREST EXPENSE
   Deposits                                                                                    52,708              49,250
   Short-term borrowings                                                                       12,595               2,062
   Long-term debt                                                                               2,322               3,038
                                                                                         ------------        ------------
        Total interest expense                                                                 67,625              54,350
                                                                                         ------------        ------------
NET INTEREST INCOME                                                                            79,461              74,174
Provision for loan losses                                                                       5,284               4,071
                                                                                         ------------        ------------
        Net interest income after provision for loan losses                                    74,177              70,103
                                                                                         ------------        ------------
NONINTEREST INCOME
   Trust fees                                                                                   6,200               5,586
   Service charges on deposit accounts                                                          6,009               4,704
   Bankcard fees                                                                                2,521               2,196
   Brokerage and investment fees                                                                1,960                 793
   Mortgage and other loan income                                                                 770               2,331
   Cash management services                                                                       692                 604
   Investment securities gains (losses)                                                            (1)                192
   Premium on sale of deposits                                                                     --               1,348
   Other                                                                                        2,977               3,023
                                                                                         ------------        ------------
        Total noninterest income                                                               21,128              20,777
                                                                                         ------------        ------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                                              31,498              30,137
   Equipment                                                                                    4,696               4,089
   Occupancy                                                                                    4,392               3,867
   Data processing fees                                                                         2,743               2,326
   Professional services                                                                        2,502               1,540
   Intangible asset amortization                                                                2,590               1,874
   Bankcard fees                                                                                2,113               1,466
   Postage and delivery                                                                         1,667               1,606
   Advertising and public relations                                                             1,470               1,643
   Special charge                                                                               3,999                  --
   Other                                                                                        7,207               8,158
                                                                                         ------------        ------------
        Total noninterest expense                                                              64,877              56,706
                                                                                         ------------        ------------
INCOME BEFORE INCOME TAXES                                                                     30,428              34,174
Income taxes                                                                                    8,543              10,731
                                                                                         ------------        ------------
NET INCOME                                                                               $     21,885        $     23,443
                                                                                         ============        ============
NET INCOME PER SHARE:
   Basic                                                                                 $       0.46        $       0.48
   Diluted                                                                                       0.46                0.47
AVERAGE SHARES OUTSTANDING:
   Basic                                                                                       47,614              48,807
   Diluted                                                                                     47,723              49,408
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

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
                                                                    Common         Retained      Comprehensive
(in thousands except per share amounts)                             Stock          Earnings         Income            Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 1999                                          $   257,955     $   417,597    $       4,070     $   679,622
   Net income                                                                          24,355                           24,355
   Net unrealized loss on securities available-for-sale,
     net of tax effect                                                                                  (8,278)         (8,278)
                                                                                                                   -----------
     Total comprehensive income                                                                                         16,077
   Exercise of stock options, net of
     shares purchased                                                   1,607                                            1,607
   Shares acquired for exercise of stock options                      (20,979)                                         (20,979)
   Cash dividends - $0.235 per share                                                   (6,489)                          (6,489)
   Cash dividends of pooled company, pre-merger                                        (3,844)                          (3,844)
                                                                  -----------     -----------    -------------     -----------
BALANCE - JUNE 30, 1999                                               238,583         431,619           (4,208)        665,994
   Net income                                                                          23,425                           23,425
   Net unrealized loss on securities available-for-sale,
     net of tax effect                                                                                  (4,439)         (4,439)
                                                                                                                   -----------
     Total comprehensive income                                                                                         18,986
   Exercise of stock options, net of
     shares purchased                                                     288                                              288
   Shares acquired for exercise of stock options                       (8,580)                                          (8,580)
   Cash dividends - $0.235 per share                                                   (6,471)                          (6,471)
   Cash dividends of pooled company, pre-merger                                        (4,022)                          (4,022)
                                                                  -----------     -----------    -------------     -----------
BALANCE - SEPTEMBER 30, 1999                                          230,291         444,551           (8,647)        666,195
   Net income                                                                          (9,229)                          (9,229)
   Net unrealized loss on securities available-for-sale,
     net of tax effect                                                                                  (8,796)         (8,796)
                                                                                                                   -----------
     Total comprehensive income                                                                                        (18,025)
Exercise of stock options, net of
     shares purchased                                                     830                                              830
   Shares acquired for retirement                                      (4,149)                                          (4,149)
   Cash dividends - $0.235 per share                                                  (11,182)                         (11,182)
                                                                  -----------     -----------    -------------     -----------
BALANCE - DECEMBER 31, 1999                                           226,972         424,140          (17,443)        633,669
   Net income                                                                          21,885                           21,885
   Net unrealized loss on securities available-for-sale,
     net of tax effect                                                                                    (231)           (231)
                                                                                                                   -----------
     Total comprehensive income                                                                                         21,654
   Exercise of stock options, net of
     shares purchased                                                     261                                              261
   Shares acquired for retirement                                        (669)                                            (669)
   Cash dividends - $0.235 per share                                                  (11,173)                         (11,173)
                                                                  -----------     -----------    -------------     -----------
BALANCE - MARCH 31, 2000                                          $   226,564     $   434,852    $     (17,674)    $   643,742
                                                                  ===========     ===========    =============     ===========
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                       Three Months Ended
                                                                                                            March 31,
(in thousands)                                                                                        2000            1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                    $      21,885     $    23,443
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                           5,284           4,071
     Depreciation                                                                                        3,918           3,449
     Amortization of intangibles                                                                         2,590           1,874
     Net amortization on investment securities                                                              17             714
     Investment securities losses (gains)                                                                    1            (192)
     Loans originated for sale                                                                          (8,008)        (47,562)
     Proceeds from loan sales                                                                            8,062          48,005
     Donation of equity security                                                                         1,116              --
     Accrued merger related and other charges                                                           (4,731)             --
     Other                                                                                               2,557           5,650
                                                                                                 -------------     -----------
        Net cash provided by operating activities                                                       32,691          39,452

INVESTING ACTIVITIES:
   Net decrease in money market investments                                                             62,081          71,658
   Securities available-for-sale:
     Proceeds from sales                                                                                     1             474
     Proceeds from maturities                                                                           62,535         125,663
     Purchases                                                                                         (54,937)       (195,314)
   Securities held-to-maturity:
     Proceeds from maturities                                                                               --           1,119
     Purchases                                                                                              --         (11,501)
   Net increase in loans                                                                              (129,661)        (10,024)
   Net increase in premises and equipment                                                               (2,929)         (6,693)
   Acquisitions (net of cash acquired)                                                                      --           5,447
                                                                                                 -------------     -----------
        Net cash used by investing activities                                                          (62,910)        (19,171)

FINANCING ACTIVITIES:
   Net decrease in demand and savings deposits                                                         (66,865)       (121,114)
   Net increase in time deposits                                                                        43,904          64,901
   Net increase (decrease) in short-term borrowings                                                    (25,373)         56,835
   Proceeds from issuance of long-term debt                                                            120,000           1,670
   Principal reductions in long-term debt                                                              (49,731)           (116)
   Cash dividends paid                                                                                 (11,173)         (9,793)
   Proceeds from stock options exercised                                                                   261             623
   Shares acquired for retirement                                                                         (669)        (20,158)
                                                                                                 -------------      ----------
        Net cash provided by financing activities                                                       10,354         (27,152)
                                                                                                 -------------      ----------

Net decrease in cash and due from banks                                                                (19,865)         (6,871)
Cash and due from banks at beginning of period                                                         250,745         221,880

Cash and due from banks at end of period                                                         $     230,880     $   215,009
                                                                                                 =============     ===========
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 1999 Annual Report on Form 10-K.

NOTE 2. LINES OF BUSINESS INFORMATION

   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the first quarter of 2000 and 1999 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1999 Annual Report on Form 10-K. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Special
                                                                                                                    Charge
                                                                                                       Net           And
                                            Commercial     Retail    Financial                      Operating       Other
(in thousands)                              Banking       Banking    Services      F&M       Other    Income        Items      Total
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2000

Net interest income (taxable equivalent)    $   20,585   $  31,923   $     298   $ 27,387   $  2,650  $  82,843         --  $ 82,843
Provision for loan losses                          414       3,235          --        784        851      5,284         --     5,284
                                            ----------   ---------   ---------   --------   --------  ---------   --------  --------
     Net interest income after provision        20,171      28,688         298     26,603      1,799     77,559         --    77,559
Noninterest income                               2,799       7,111       6,734      3,719        765     21,128         --    21,128
Noninterest expense                              9,934      24,907       4,527     14,910      6,600     60,878      3,999    64,877
                                            ----------   ---------   ---------   --------   --------  ---------   --------  --------
     Income (loss) before income taxes          13,036      10,892       2,505     15,412     (4,036)    37,809     (3,999)   33,810
Income tax expense (taxable equivalent)          4,563       3,812         877      5,332     (1,069)    13,515     (1,590)   11,925
                                            ----------   ---------   ---------   --------   --------  ---------   --------  --------
     Net income (loss)                           8,473       7,080       1,628     10,080     (2,967) $  24,294     (2,409)   21,885
                                                                                                      =========
Allocation of special charge and
   other unusual items                              --          --          --     (2,228)      (181)                2,409        --
                                            ----------   ---------   ---------   --------   --------              --------  --------
     Net income (loss)                      $    8,473   $   7,080   $   1,628   $  7,852   $ (3,148)             $     --  $ 21,885
                                            ==========   =========   =========   ========   ========              ========  ========
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH   31, 1999

Net interest income (taxable equivalent)    $   17,395   $  28,337   $     355   $ 26,816   $  4,237  $  77,140             $ 77,140
Provision for loan losses                          394       5,088          --        471     (1,882)     4,071                4,071
                                            ----------   ---------   ---------   --------   --------  ---------             --------
     Net interest income after provision        17,001      23,249         355     26,345      6,119     73,069               73,069
Noninterest income                               2,262       6,779       5,753      4,263        372     19,429      1,348    20,777
Noninterest expense                              8,495      21,370       4,001     15,873      6,967     56,706               56,706
                                            ----------   ---------   ---------   --------   --------  ---------   --------  --------
     Income (loss) before income taxes          10,768       8,658       2,107     14,735       (476)    35,792      1,348    37,140
Income tax expense (taxable equivalent)          3,769       3,030         737      5,715        (26)    13,225        472    13,697
                                            ----------   ---------   ---------   --------   --------  ---------   --------  --------
     Net income (loss)                           6,999       5,628       1,370      9,020       (450) $  22,567        876    23,443
                                                                                                      =========
Allocation of special charge and
   other unusual items                              --         876          --         --         --                  (876)       --
                                            ----------   ---------   ---------   --------   --------              --------  --------
     Net income (loss)                      $    6,999   $   6,504   $   1,370   $  9,020   $   (450)             $     --  $ 23,443
                                            ==========   =========   =========   ========   ========              ========  ========
------------------------------------------------------------------------------------------------------------------------------------


NOTE 3. ACQUISITIONS AND MERGER-RELATED EXPENSES
   On February 2, 2000, Citizens Banking Corporation announced an agreement to purchase three Jackson, Michigan offices of Great Lakes National Bank with approximately $33 million in deposits. The transaction closed on May 12, 2000.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M") headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger-related, restructuring and other integration costs (the "Special Charge") totaled $4.0 million ($2.4 million after tax), or $0.05 per share, in the first quarter of 2000. Merger related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense, $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. Certain ongoing merger integration activities pertaining to the November 1, 1999 merger with F&M are targeted for implementation over a 12 month period following the merger. Approximately $8 million to $10 million of additional merger-related and other costs are expected to be incurred through the remainder of year 2000 for these activities. The Noninterest Expense section, under the subheading Special Charge, of Management's Discussion and Analysis of Financial Condition and Results of Operations" provides additional details. As of March 31, 2000, the remaining liabilities associated with these costs were approximately $12.7 million. As shown in the following table, the majority the remaining balance represents personnel-related expenses and contract termination and other conversion costs (primarily recognition of obligations under existing contractual agreements related to system conversions).

------------------------------------------------------------------------------------------------------------------
                                                                     Estimated
                     DESCRIPTION OF COSTS                          Liability At     Liability At    Liability At
(in thousands)                                                      Acquisition       12/31/99         3/31/00
------------------------------------------------------------------------------------------------------------------

Employee benefits and severance                                     $   7,481.9     $   7,337.9     $   6,680.0
Contract termination and
 other conversion costs                                                13,597.8         9,356.9         5,810.7
Professional fees                                                       6,345.2           634.5           165.6
Facilities and equipment                                                3,354.9             ---             ---
Goodwill & core deposit
  premium write-downs                                                   2,349.1             ---             ---
Equity investment write-down                                              519.9
Charitable trust                                                        2,500.0             ---             ---
Other                                                                   4,049.4            57.6             ---
                                                                   -------------   -------------   -------------
Total                                                               $  40,198.2     $  17,386.9     $  12,656.3
                                                                   =============   =============   =============

------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE

   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:


-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                                       March 31,
-------------------------------------------------------------------------------------------------------------------------
 (in thousands, except per share amounts)                                                        2000            1999
-------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Numerator for basic and dilutive earnings per share -- net income available to common
shareholders                                                                                  $ 21,885        $ 23,443
                                                                                              ========        ========


DENOMINATOR:
Denominator for basic earnings per share -- weighted-average shares                             47,614          48,807

Effect of dilutive securities -- potential conversion of employee stock options                    109             601
                                                                                              --------        --------

Denominator for diluted earnings per share -- adjusted weighted-average shares and assumed
conversions                                                                                     47,723          49,408
                                                                                              ========        ========

   BASIC EARNINGS PER SHARE                                                                   $   0.46        $   0.48
                                                                                              ========        ========

   DILUTED EARNINGS PER SHARE                                                                 $   0.46        $   0.47
                                                                                              ========        ========


========================================================================================================================


During the first quarter of 2000, employees exercised stock options to acquire 36,688 shares at an average exercise price of $9.15 per share.

NOTE 5. RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA (1)                                                                      Three Months Ended
                                                                                                      March 31,
(in thousands, except per share data)                                                          2000               1999
---------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
   Interest income                                                                         $  147,086        $  128,524
   Net interest income                                                                         79,461            74,174
   Provision for loan losses                                                                    5,284             4,071
   Investment securities gains                                                                     (1)              192
   Other noninterest income                                                                    21,129            20,585
   Noninterest expense before special charge                                                   60,878            56,706
   Special charge:
      Before-tax                                                                                3,999               ---
      After-tax                                                                                 2,409               ---
   Income taxes                                                                                 8,543            10,731
   Net income                                                                                  21,885            23,443
   Net operating income (2)                                                                    24,294            22,567

   Cash dividends (3)                                                                          11,173             9,792
PER SHARE DATA
   Basic net income                                                                        $     0.46        $     0.48
   Diluted net income                                                                            0.46              0.47
   Diluted net operating income (2)                                                              0.51              0.46
   Cash dividends (3)                                                                           0.235              0.21
   Book value (end of period)                                                                   13.52             14.02
   Market value (end of period close)                                                           19.50             36.00
FINANCIAL RATIOS (ANNUALIZED)
   Net operating return on average: (2) , (4)
      Shareholders' equity                                                                      15.39  %          13.42  %
      Assets                                                                                     1.24              1.30
   Net interest margin (taxable equivalent)                                                      4.49              4.70
   Net loan charge-offs to average loans                                                         0.18              0.39
   Average equity to average total assets                                                        8.07              9.68
   Nonperforming assets to loans plus other repossessed
      assets acquired (end of period)                                                            0.67              0.76
   Nonperforming assets to total assets (end of period)                                          0.51              0.58

BALANCE SHEET TOTALS                                                        Percent
   At Period End (March 31)                                                  Change
                                                                            -------
      Assets                                                                  12.6%        $7,936,305        $7,046,019
      Loans                                                                   13.3          6,044,536         5,333,329
      Deposits                                                                 5.0          6,106,037         5,816,561
      Shareholders' equity                                                    (5.3)           643,742           679,622
   Average balances
      Assets                                                                  11.7          7,864,962         7,042,420
      Loans                                                                   12.0          5,953,556         5,317,030
      Deposits                                                                 4.2          6,108,719         5,862,758
      Shareholders' equity                                                    (6.9)           635,055           682,205

==============================================================================================================================



   (1) Except as indicated, all financial data have been restated for pooling of interests transactions.
   (2) Net operating income is based on net income that excludes special charges, restructuring and other unusual income or expense incurred in the connection with acquisitions and other corporate initiatives.
   (3) Cash dividends and cash dividends per share are for Citizens Banking Corporation only, not restated for pooling of interests.
   (4) Returns on average shareholders' equity and assets computed on reported net income were 13.86% and 1.12%, respectively in 2000 and 13.94% and 1.35%, respectively, in 1999.

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three-month period ended March 31, 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 9 of this report and Citizens' 1999 Annual Report on Form 10-K.

To better understand underlying trends and performance, and to present financial performance on an "operating basis" Citizens has excluded special charges associated with merger and integration costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results. Selected financial data as of March 31, 2000 and 1999 and for the three month periods then ended are presented in the table on page 10.


EARNINGS SUMMARY
Citizens earned net operating income of $24,294,000 for the three months ended March 31, 2000 or $0.51 per share, compared with $22,567,000 or $0.46 per share for the same period in 1999. On the same basis, returns on average assets and average equity for the first quarter were 1.24% and 15.39%, respectively, in 2000 compared with 1.30% and 13.42% in 1999. Net operating income for the first quarter of 2000 excludes special charges of $4.0 million ($2.4 million after-tax) for the on-going conversion and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. Net operating income for the first quarter of 1999 excludes a non-recurring gain of $1,348,000 ($876,000 after-tax) from the sale of a branch. Reported net income for the first quarter of 2000 was $21,885,000 or $0.46 per share.

The improvement in operating income reflects increased noninterest income and higher net interest income from growth in earning assets offset, in part, by a higher provision for loan losses and increases in operating expense. On an operating basis, noninterest income, excluding securities gains and losses, was $21,129,000 in the first quarter of 2000, an increase of $1,892,000 or 9.8% over the same period in 1999. Notable increases were achieved in brokerage and investment fees (147%), deposit service charges (28%), bankcard fees (15%), and trust fees (11%). Noninterest expense, on an operating basis, was $60,878,000 in the first quarter of 2000, an increase of $4,172,000 or 7.4% over the same period of 1999. This increase reflects higher compensation, professional services costs, intangible asset amortization, bankcard fees, data processing and telecommunication costs, equipment and occupancy costs.


LINES OF BUSINESS REPORTING
The Corporation operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 17 to the Corporation's 1999 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net operating income by each business line is presented below.

---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Three Months Ended
                                                                                                          March 31,
(in thousands)                                                                                      2000             1999
---------------------------------------------------------------------------------------------------------------------------
Commercial Banking                                                                                $ 8,473          $ 6,999
Retail Banking                                                                                      7,080            5,628
Financial Services                                                                                  1,628            1,370
F&M                                                                                                10,080            9,020
Other                                                                                              (2,967)            (450)
                                                                                                  -------          -------
    Total operating income                                                                        $24,294          $22,567
                                                                                                  =======          =======

==========================================================================================================================


The increase in commercial banking operating income in 2000 is due to growth in overall commercial account relationships, including strong loan growth, increased demand deposits and related service charges, and expanded cash management services. Retail banking operating income increased in 2000 as a result of higher net interest income, generated from greater direct and indirect consumer loan volumes and increased deposit levels, and reduced loan charge-offs partially offset by higher operating expense. Financial services operating income improved in 2000 due to strong growth in trust, brokerage and investment advisory services revenue (partially offset by higher compensation and other expense), introduction of new products and services and successful retail sales efforts. Growth in operating income from F&M reflects strong loan and deposit growth and increased noninterest income in its core markets.

NET INTEREST INCOME
Tax equivalent net interest income, Citizens' principal source of earnings, increased $5.7 million, or 7.4%, to $82.8 million in the first quarter of 2000 from $77.1 million for the same period in 1999. A higher level of earning assets, partially offset by increases in interest-bearing deposits and short-term borrowings, and a lower net interest margin, led to this increase. A detailed analysis of net interest income, with average balances and related interest rates for the first three months of 2000 and 1999 is presented on page
13. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table below.

---------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                                  2000 Compared with 1999
                                                                           ------------------------------------------
                                                                                              Increase (Decrease)
Three Months Ended March 31                                                    Net             Due to Change in
                                                                                          ---------------------------
(in thousands)                                                             Change (1)      Rate         Volume (2)
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments                                                 $ (1,332)      $   199       $ (1,531)
  Investment securities:
    Taxable                                                                   4,288         1,122          3,166
    Tax-exempt                                                                  792          (123)           915
  Loans:
    Commercial                                                               12,003         3,598          8,405
    Real estate                                                                 150        (1,050)         1,200
    Consumer                                                                  2,661          (219)         2,880
                                                                           ---------      --------      ---------
      Total                                                                  18,562         3,527         15,035
                                                                           ---------      --------      ---------

INTEREST EXPENSE
   Deposits:
     Demand                                                                     (76)         (187)           111
     Savings                                                                  1,855           759          1,096
     Time                                                                     1,679            83          1,596
   Short-term borrowings                                                     10,533           492         10,041
   Long-term debt                                                              (716)          485         (1,201)
                                                                           ---------      --------      ---------
      Total                                                                  13,275         1,632         11,643
                                                                           ---------      --------      ---------
NET INTEREST INCOME                                                         $ 5,287       $ 1,895        $ 3,392
                                                                           =========      ========      =========

===================================================================================================================

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)  Rate/Volume variances are allocated to changes due to volume.



For the first quarter of 2000, net favorable volume and rate related variances in net interest income resulted in an increase of $5,287,000 in net interest income, as compared to the same period in 1999. Yields on earning assets increased to 8.17% for the first quarter of 2000 from 8.06% for the year-ended 1999 and 8.05% for the quarter ended March 31, 1999. Management's decision to reposition the securities portfolio following the merger with F&M, in November 1999, as well as recent increases in Citizens' prime lending rate late in 1999 and in the first quarter of 2000 were the major factors in this increase. The cost of interest-bearing liabilities increased to 4.37% from 4.06% for the three months ended March 31, 2000, as compared with the same period in 1999. A higher overall interest rate environment and increased levels of relatively higher cost short-term borrowings fueled this increase. Although Citizens continues to be successful at attracting new deposits, loan growth has outpaced deposit growth and Citizens used short-term Federal Home Loan Bank ("FHLB") advances and other purchased funds to support the higher level of earning assets.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.49% for the first quarter of 2000, 21 basis points lower than the same period in 1999. The decrease in net interest margin is primarily due to a change in funding mix and increases in short-term interest rates by the Federal Reserve. The change in mix reflects the growth in lower spread investment securities and increased reliance on short-term borrowings, which are more expensive than deposits, to support loan growth in Citizens' markets.

Going forward, a modest decline in the net interest margin is expected, as mix and recent rate increases will reduce interest spreads and earning asset growth is expected to continue to outpace traditional deposit growth. Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                 2000                                   1999
                                               --------------------------------------   -----------------------------------

Three Months Ended March 31                       Average                   Average        Average                 Average
(in thousands)                                    Balance     Interest (1)  Rate (2)       Balance    Interest (1) Rate (2)
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                           $     1,366  $       18    $ 5.37       $  117,392   $  1,306      $ 4.51
    Other                                              1,841          25      5.60            5,320         69        5.27
  Investment securities(3):
    Taxable                                        1,051,279      17,048      6.49          851,111     12,760        6.00
    Tax-exempt                                       380,180       4,931      7.98          310,503      4,139        8.20
  Loans:
    Commercial                                     2,852,077      60,992      8.68        2,397,444     48,989        8.41
    Real estate                                    1,625,734      31,000      7.64        1,582,941     30,850        7.85
    Consumer                                       1,475,745      33,072      9.01        1,336,645     30,411        9.22
                                                 ------------ -----------                -----------  ---------
       Total earning assets(3)                     7,388,222     147,086      8.17        6,601,356    128,524        8.05

NONEARNING ASSETS
  Cash and due from banks                            236,116                                221,736
  Bank premises and equipment                        143,852                                131,490
  Other nonearning assets                            175,725                                157,732
  Allowance for loan losses                          (78,953)                               (69,894)
                                                 ------------                            -----------
       Total assets                              $ 7,864,962                             $7,042,420
                                                 ============                            ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  601,203       2,194      1.47          573,640      2,270        1.61
    Savings deposits                               1,788,436      13,541      3.05        1,746,301     11,686        2.71
    Time deposits                                  2,771,941      36,973      5.35        2,678,718     35,294        5.34
  Short-term borrowings                              903,917      12,595      5.60          199,542      2,062        4.19
  Long-term debt                                     147,975       2,322      6.29          224,512      3,038        5.49
                                                 ------------ -----------                -----------  ---------
       Total interest-bearing liabilities          6,213,472      67,625      4.37        5,422,713     54,350        4.06
                                                              -----------                             ---------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                    947,139                                864,099
  Other liabilities                                   69,296                                 73,403
  Shareholders' equity                               635,055                                682,205
                                                 -----------                             ----------
    Total liabilities and shareholders' equity   $ 7,864,962                             $7,042,420
                                                 ===========                             ==========

NET INTEREST INCOME                                           $   79,461                              $ 74,174
                                                              ===========                             ==========

NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                4.49 %                                 4.70 %

---------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,382 and $2,966 for the three months ended March 31, 2000 and 1999, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $5,284,000 in the first quarter of 2000, an increased of $1,213,000 over the same period in 1999. Net charge-offs were 0.18% of average loans in the first three months of 2000, down from 0.39% in the same period a year ago. The change primarily reflects fewer charge-offs and higher recoveries in Citizens' indirect consumer portfolio in the first quarter of 2000, as compared to the same period in 1999. A summary of loan loss experience during the three months ended March 31, 2000 and 1999 is provided below.


------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                                    Three Months Ended
                                                                                                         March 31,
(in thousands)                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                               $   76,397        $    70,842
  Charge-offs                                                                                      4,260              6,319
  Recoveries                                                                                       1,652              1,169
                                                                                              ----------        -----------
Net charge-offs                                                                                    2,608              5,150
Provision for loan losses                                                                          5,284              4,071
                                                                                              ----------        -----------

Allowance for loan losses - end of period                                                     $   79,073        $    69,763
                                                                                              ==========        ===========

Loans outstanding at period end                                                               $6,044,536        $ 5,333,329

Average loans outstanding during period                                                        5,953,556          5,317,030

Allowance for loan losses as a percentage of loans outstanding at period end                        1.31 %             1.31 %
Ratio of net charge-offs during period to average loans outstanding (annualized)                    0.18               0.39
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                          7.6 x              3.4 x
=============================================================================================================================


Management provides for possible loan losses by dividing the allowance into two components, allocated and unallocated. The allocated component of the allowance is based on expected losses from the analysis of specific loans and historical loss experience for each category of loans. This analysis is performed throughout the year and is updated based on actual experience and loan reviews. The unallocated portion of the allowance is determined based on Citizens' assessment of general economic and conditions, the economic conditions in the markets in which Citizens operates, the level and composition of nonperforming loans and other factors. This analysis involves a higher degree of uncertainty and considers factors, which may not be reflected in historical loss factors used to determine the allocated portion of the allowance.

Citizens maintains formal policies and procedures to monitor and control credit risk. Citizen's loan portfolio has no significant concentrations in any one industry or any exposure to foreign loans. Citizens has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future.

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 2000 and 1999 follows:

--------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME

                                                                  Three Months Ended                   Change in 2000
                                                                       March 31,                    ----------------------
(in thousands)                                                     2000          1999                 Amount     Percent
--------------------------------------------------------------------------------------------------------------------------
Trust fees                                                       $  6,200      $  5,586             $    614         11.0 %
Service charges on deposit accts                                    6,009         4,704                1,305         27.7
Bankcard fees                                                       2,521         2,196                  325         14.8
Brokerage and investment fees                                       1,960           793                1,167        147.2
Mortgage and other loan income                                        770         2,331               (1,561)       (67.0)
ATM network user fees                                                 753           663                   90         13.6
Cash management services                                              692           604                   88         14.6
Title insurance fees                                                  233           274                  (41)       (15.0)
Other, net                                                          1,991         2,086                  (95)        (4.6)
                                                                 --------      --------             --------
   Total fees and other income                                     21,129        19,237                1,892          9.8
Investment securities gains (losses)                                   (1)          192                 (193)      (100.5)
                                                                 --------      --------             --------
   Noninterest income - operating basis                            21,128        19,429                1,699          8.7
Premium on sale of deposits                                           ---         1,348               (1,348)      (100.0)
                                                                 --------      --------             --------
   Total noninterest income                                      $ 21,128      $ 20,777             $    351          1.7
                                                                 ========      ========             ========

==========================================================================================================================

On an operating basis, noninterest income for the first quarter of 2000, before securities gains and loss, increased 9.8% over the first quarter of 1999 levels. Operating income in first quarter 1999 excludes a premium of $1.3 million received from the sale of deposits of a bank branch office in March 1999. Most categories of noninterest income were higher in 2000 than in 1999. Citizens experienced significant increases in trust fees, deposit service charges, bankcard fees, brokerage and investment fees, ATM network user fees and cash management service fees.

Fee income for personal and employee benefit trust services increased 11.0% in the first quarter of 2000, as compared to the same period in 1999. Primarily new business volume from successful sales efforts and equity market appreciation led to the revenue growth. Brokerage and investment fees were up 147.2%, propelled by successful retail sales efforts, strength in the equity markets and growth in new mutual fund and annuity products. Improvements in service charges on deposit accounts, bankcard fees, ATM network fees and cash management service fees reflect higher transaction volume due to the purchase of the seventeen Bank One branches (the "Branch Purchase") and enhanced marketing strategies. Title insurance fees and mortgage and other loan income decreased as higher interest rates reduced origination volume and refinance activity, which in turn resulted in fewer gains on sale of residential mortgage loans and related servicing and title insurance fees.

The 2000 and 1999 first quarter gains and losses on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment and, in part, to fund loan growth and meet liquidity needs.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three months ended March 31, 2000 and 1999 is summarized in the table below.

----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE

                                                                  Three Months Ended                   Change in 2000
                                                                       March 31,                    ----------------------
(in thousands)                                                     2000          1999                 Amount     Percent
--------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits                                   $31,498       $30,137                 1,361         4.5 %
Equipment                                                          4,696         4,089                   607        14.8
Occupancy                                                          4,392         3,867                   525        13.6
Data processing services                                           2,743         2,326                   417        17.9
Professional services                                              2,502         1,540                   962        62.5
Intangible asset amortization                                      2,590         1,874                   716        38.2
Bankcard fees                                                      2,113         1,466                   647        44.1
Postage and delivery                                               1,667         1,606                    61         3.8
Telephone                                                          1,514         1,229                   285        23.2
Advertising and public relations                                   1,470         1,643                  (173)      (10.5)
Stationery and supplies                                            1,359         1,346                    13         1.0
Other loan fees                                                      909         1,098                  (189)      (17.2)
Other, net                                                         3,425         4,485                (1,060)      (23.6)
                                                                 --------      --------             --------
   Noninterest expense - operating basis                          60,878        56,706                 4,172         7.4
Special charge                                                     3,999           ---                 3,999          (1)
                                                                 --------      --------             --------
   Total noninterest expense                                     $64,877       $56,706               $ 8,171        14.4
                                                                 ========      ========             ========

==========================================================================================================================


(1)  Not Meaningful


On an operating basis, noninterest expense for the first quarter of 2000 increased 7.4% over the first quarter 1999 levels. Growth from the Branch Purchase and ongoing initiatives designed to provide future revenue and cost efficiencies generated most of the increase. Operating income excludes ongoing merger related restructuring and integration costs which have been recorded as a "Special charge."

Salaries and employee benefits expense increased 4.5% for the three-month period ended March 31, 2000, as compared to the same period in the prior year. The variances in salaries reflect increased incentive based compensation and higher staffing levels to support growth in certain business units and from acquisitions, partially offset by the reduction in staff due to merger synergies and outsourcing of internal audit, loan review and micro computer support functions. The cost of employee benefits was up slightly reflecting higher health care costs and additional benefits resulting from conforming and combining of certain benefit plans.

Occupancy and equipment expense was up $1.1 million, compared with the first quarter of 1999. The increase reflected the growth in facilities and equipment costs associated, in part, with the Branch Purchase transaction in October 1999. Growth in data processing and telephone costs is also primarily attributable to the Branch Purchase. The increase in professional services expenses reflects the cost of outsourcing the internal audit, loan review and microcomputer support functions, but was offset by related reductions in salaries and benefits. Bankcard fees were up due to higher transaction volume and system processing costs as well as new fees associated with outsourcing of bankcard operations. The additional intangible asset amortization was attributable to the Branch Purchase. The decrease in other expenses is attributable to fewer losses on deposit accounts, recoveries from previous fraud-related losses and lower state taxes.

Special Charge
On November 1, 1999, Citizens merged with F&M. As a result, Citizens management approved, in 1999, a series of initiatives designed to achieve future cost efficiencies. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 month period following the merger. Ongoing costs associated with these actions are recorded as a Special Charge. The Special Charge totaled $4.0 million (2.4 million after tax or 5 cents per share) in the first quarter of 2000 and was comprised primarily of system conversion and merger-related integration costs. Approximately $8 million to $10 million of additional merger-related and other costs are expected to be incurred through the remainder of year 2000.

Major merger integration achievements in 2000 include:
- Consolidation of F&M's 22 separate banking subsidiaries into three banks, organized by state;
-  Closing of 13 F&M Bank branch offices located in Wisconsin; and
- Completion of the first two of a total of seven planned operating system conversions scheduled for 2000. Five of F&M's former banks were converted to Citizens' integrated system on February 14, 2000 and an additional three banks were converted on April 10, 2000. These conversions represented 25% of F&M's loans and deposits and 20% of F&M's branch offices.

Other planned initiatives accomplished in 2000 not related to the merger include:
- Transfer of Citizens internal audit and corporate loan review functions to a third party
- As part of Citizens' branch reconfiguration initiative, nine Citizens branch offices were closed (1 in February and 8 in April) and on May 12, 2000, Citizens acquired three Jackson, Michigan branches operated by Great Lakes National Bank and simultaneously consolidated three existing Citizens offices in the Jackson market into the newly acquired branches.

As of March 31, 2000, the remaining liabilities associated with Citizens business combination and restructuring plan were approximately $12.7 million. The majority of the remaining balance represents personnel-related expenses and contract termination and other conversion costs (primarily recognition of obligations under existing contractual agreements related to system conversions). See Note 4. Acquisitions and Merger-Related Expenses for additional details


INCOME TAXES
Income tax expense was $8.5 million in the first quarter of 2000, a decrease of 20.4% over the same period last year. Lower pre-tax earnings associated with the special charge, a higher level of tax-exempt interest income and tax benefits from the donation of appreciated marketable equity securities resulted in this decrease for the three months ended March 31, 2000, as compared to the same period in the prior year.


FINANCIAL CONDITION
The Corporation had total assets of $7.936 billion as of March 31, 2000, an increase of $36.9 million or 0.5% from $7.899 billion as of December 31, 1999. Average earning assets comprised 93.9% of average total assets during the first three months of 2000 compared with 93.7% in the first three months of 1999.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 19.4% of average earning assets during the first quarter of 2000, compared with 19.5% for the same period of 1999. Average investment security balances in the first quarter of 1999 were up $269.8 million over the same period in 1999 primarily reflecting a balance sheet leveraging strategy deployed in the third quarter of 1999 in anticipation of the pending Branch Purchase. Citizens leveraged its future core deposit growth by utilizing short-term FHLB advances to fund purchases of longer-term Federal Agency securities. Average money market investments were down $119.5 million from first quarter 1999 levels as liquidity needs associated with strong loan growth reduced Citizens capacity to sell Federal funds.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at March 31, 2000 were up $127.1 million or 2.1% from year-end 1999 and $711.2 million or 13.3% from March 31, 1999. Average loans for the first quarter of 2000 were up $636.5 million or 12.0% over the first three months of 1999 reflecting enhanced sales efforts, strong demand for business loans in Citizens' markets and acquisition of approximately $88 million of commercial loans from the Branch Purchase.

NONPERFORMING ASSETS
Nonperforming assets are comprised of nonaccrual loans, restructured loans, loans 90 days past due and still accruing interest, and other real estate owned. Certain of these loans, as defined below, are considered to be impaired. Under Citizens' credit policies and practices, a loan is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status. A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loans will not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Citizens maintains a valuation allowance for impaired loans.

Interest income on impaired nonaccrual loans is recognized on a cash basis. Interest income on all other impaired loans is recorded on an accrual basis.

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

At March 31, 2000, loans considered to be impaired totaled $41.4 million (of which $21.2 million were on a nonaccrual basis). Included within this amount was $27.0 million of impaired loans for which the related allowance for loan losses was $3.4 million and $14.4 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 2000 was approximately $32.1 million. For the quarter ended March 31, 2000, Citizens recognized interest income of approximately $0.4 million. Cash collected on nonaccrual impaired loans totaled $0.6 million of which $0.2 million was applied to principal and $0.3 million was recognized using the cash basis method of income recognition.

At March 31, 1999, loans considered to be impaired totaled $22.8 million (of which $12.1 million were on a nonaccrual basis). Included within this amount was $16.2 million of impaired loans for which the related allowance for loan losses was $4.2 million and $6.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1999 was approximately $24.8 million. For the quarter ended March 31, 1999, Citizens recognized interest income of approximately $0.3 million. Cash collected on nonaccrual impaired loans totaled $0.4 million of which $0.2 million was applied to principal and $0.2 million was recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of March 31, 2000, December 31, 1999 and March 31, 1999. Total nonperforming assets amounted to $40.4 million as of March 31, 2000, compared with $35.1 million as of December 31, 1999 and $40.7 million as of March 31, 1999.

----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                           March 31,         December 31,     March 31,
(in thousands)                                                                2000             1999              1999
----------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                             $  2,553          $   1,661         $  2,049
    From 30 to 89 days past due                                               3,732                772            1,455
    90 or more days past due                                                 28,253             26,498           28,419
                                                                           --------           --------         --------
       Total                                                                 34,538             28,931           31,923
  90 days past due and still accruing                                         1,672              2,139            3,254
  Restructured                                                                  520                  9              114
                                                                           --------           --------         --------
       Total nonperforming loans                                             36,730             31,079           35,291

Other Repossessed Assets Acquired (ORAA)                                      3,696              4,039            5,367
                                                                           --------           --------         --------
       Total nonperforming assets                                          $ 40,426           $ 35,118         $ 40,658
                                                                           ========           ========         ========

Nonperforming assets as a percent of total loans plus ORAA                     0.67 %             0.59 %           0.76 %
Nonperforming assets as a percent of total assets                              0.51               0.45             0.58

----------------------------------------------------------------------------------------------------------------------------


Nonperforming assets while up from year-end 1999 remain well below 1% of total loans and other nonperforming assets and were below March 31, 1999 levels. Citizens does not anticipate a significant increase in nonperforming in the near term. Employment levels and other economic conditions in the Corporation's local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of March 31, 2000, such credits amounted to $23.9 million or 0.4% of total loans, compared with $18.9 million or 0.3% at December 31, 1999 and 18.1 million or 0.5% of total loans as of March 31, 1999. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Total deposits decreased $23.0 million to $6.106 billion at March 31, 2000 from $6.129 billion at year-end 1999 but were up $289.5 million from March 31, 1999. Average deposits increased 4.2% in the first three months of 2000 over the same period in 1999. The increase over first quarter 1999 totals primarily reflects the acquisition of $442 million in deposits from the Branch Purchase in October 1999. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At March 31, 2000 and at year-end 1999, the Citizens had approximately $15 million in brokered deposits as an alternative source of funding. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $903.9 million during the first three months of 2000 compared with $199.5 million during the same period of 1999. The increase primarily reflects increased borrowings at the subsidiary bank level due to higher growth rates in loans and other earning assets than in traditional deposit funding. Long-term debt accounted for $148.0 million or 2.4% of average interest-bearing funds for the first three months of 2000, decreasing from $224.5 million or 4.1% of average interest-bearing funds for the same period in 1999. At March 31, 2000, $197.1 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $122.9 million maturing at different intervals over the next five years. These borrowings are utilized to fund the Corporation's loan growth. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.


CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At March 31, 2000, shareholders' equity was $643.7 million compared with $633.7 million at December 31, 1999 and $679.6 as of March 31, 1999. Repurchase of Citizens' common stock and unrealized fair value depreciation in the available for sale securities portfolio led to the decline in stockholders' equity in 1999. Book value per common share at March 31, 2000, December 31, 1999 and March 31, 1998 was $13.52, $13.32 and $14.02, respectively

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well capitalized designation. Citizens' capital ratios as of March 31, 2000, December 31, 1999 and March 31, 1999 is presented below.


---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                         Regulatory
                                                      Minimum For
                                                         "Well              March 31,       December 31,       March 31,
                                                      Capitalized"            2000              1999              1999
---------------------------------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                                                  6.0 %                9.4 %            9.2 %             10.9 %
  Total capital                                          10.0                 10.6             10.5               12.1
Tier I leverage                                           5.0                  7.3              7.2                8.8
---------------------------------------------------------------------------------------------------------------------------

In May 1998, Citizens initiated a stock repurchase plan that allowed for the repurchase of up to 600,000 shares for treasury to satisfy Citizens' obligation to issue shares under its existing employee and director stock option plans. As of March 31, 2000 all shares had been repurchased under the Plan. In January 1999, Citizens initiated a second stock repurchase plan that provided for the repurchase of up to 1,400,000 shares of its common stock for general bank purposes, all of which were repurchased during 1999.

Citizens declared cash dividends of $0.235 per share in the first quarter of 2000, an increase of 11.9% over the $0.21 per share declared during the same period in 1999.

LIQUIDITY AND DEBT CAPACITY
The liquidity position of Citizens is monitored for its subsidiaries and the Parent company to ensure that funds are available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Citizens' subsidiary banks derive liquidity primarily through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, Citizens' subsidiary banks have access to market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members. Another source of liquidity is the ability of Citizens' Parent company to borrow funds on both a short-term and long-term basis. The Parent has established borrowing facilities with a group of unaffiliated banks and has used portions of this revolving credit agreement for various corporate purposes.

In the first quarter of 2000, Citizens continued its strategy to operate at lower levels of on balance sheet liquidity, thereby improving the asset mix, resulting in increased net interest income. Citizens experienced no liquidity or operational problems as a result of its liquidity levels. Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitably. At March 31, 2000, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 2000 and 1999 is illustrated below in the table on page 21.

As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $1,135.7 million at March 31, 2000 and by $384.7 million at March 31, 1999. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the above table does incorporate appropriate adjustments as indicated in footnotes 1 and 2 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                                                                                 Nonsensitive
                                                                                  TOTAL                        And
                                            1-90       91-180      181-365       WITHIN          1-5           Over
(dollars in millions)                       Days        Days         Days        1 YEAR         Years        5 Years     Total
-----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000

RATE SENSITIVE ASSETS (1)
  Loans                                $   1,771.3   $   330.5   $     604.8   $   2,706.6   $   2,642.6   $     695.3  $   6,044.5
  Investment securities                       50.4        26.8          44.4         121.6         478.7         789.4      1,389.7
  Short-term investments                       1.7       ---           ---             1.7         ---           ---            1.7
                                       -----------   ---------   -----------   -----------   -----------   -----------  -----------
    Total                              $   1,823.4   $   357.3   $     649.2   $   2,829.9   $   3,121.3   $   1,484.7  $   7,435.9
                                       ===========   =========   ===========   ===========   ===========   ===========  ===========

RATE SENSITIVE LIABILITIES
  Deposits (2)                         $   1,057.4   $   707.2   $   1,138.7   $   2,903.3   $   2,002.2   $     259.1  $   5,164.6
  Other interest bearing liabilities         960.7        50.2          51.4       1,062.3          32.6          14.5      1,109.4
                                       -----------   ---------   -----------   -----------   -----------   -----------  -----------
    Total                              $   2,018.1   $   757.4   $   1,190.1   $   3,965.6   $   2,034.8   $     273.6  $   6,274.0
                                       ===========   =========   ===========   ===========   ===========   ===========  ===========

Period GAP (3)                         $    (194.7)  $  (400.1)  $    (540.9)  $  (1,135.7)  $   1,086.5   $   1,211.1  $   1,161.9
Cumulative GAP                              (194.7)     (594.8)     (1,135.7)                      (49.2)      1,161.9
Cumulative GAP to Total Assets               (2.45)%     (7.49)%      (14.31)%      (14.31)%       (0.62)%       14.64%       14.64%
Multiple of Rate Sensitive Assets to
Liabilities                                   0.90        0.47          0.55          0.71          1.53          5.43         1.19

------------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999

RATE SENSITIVE ASSETS (1)
  Loans                                $   1,657.9   $   323.0   $     553.2   $   2,534.1   $   2,129.8   $     669.5  $   5,333.4
  Investment securities                      141.1        49.8         120.0         310.9         485.3         433.3      1,229.5
  Short-term investments                      41.4         ---           ---          41.4           ---           ---         41.4
                                       -----------   ---------   -----------   -----------   -----------   -----------  -----------
    Total                              $   1,840.4   $   372.8   $     673.2   $   2,886.4   $   2,615.1   $   1,102.8  $   6,604.3
                                       ===========   =========   ===========   ===========   ===========   ===========  ===========

RATE SENSITIVE LIABILITIES
  Deposits (2)                         $     992.4   $   685.5   $   1,176.6   $   2,854.5   $   1,819.0   $     291.6  $   4,965.1
  Other interest bearing liabilities         279.4        42.9          94.3         416.6          15.0          38.5        470.1
                                       -----------   ---------   -----------   -----------   -----------   -----------  -----------
    Total                              $   1,271.8   $   728.4   $   1,270.9   $   3,271.1   $   1,834.0   $     330.1  $   5,435.2
                                       ===========   =========   ===========   ===========   ===========   ===========  ===========

Period GAP (3)                         $     568.6   $  (355.6)  $    (597.7)  $    (384.7)  $     781.1   $     772.7  $   1,169.1
Cumulative GAP                               568.6       213.0        (384.7)                      396.4       1,169.1
Cumulative GAP to Total Assets                8.07 %      3.02 %       (5.46)%       (5.46)%        5.63%        16.59%       16.59%
Multiple of Rate Sensitive Assets to
Liabilities                                   1.45        0.51          0.53          0.88          1.43          3.34         1.22

-----------------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes interest bearing savings and demand deposits of $827 million and $803 million in 2000 and 1999, respectively, in the less than one year category, and $1.551 billion and $1.521 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3)   GAP is the excess of rate sensitive assets (liabilities).

IMPACT OF YEAR 2000
During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identification and remediation of date recognition problems in all computer-based systems, applications and non-information technology systems necessary for continued operations beyond December 31, 1999. It also included working with third parties to address their Year 2000 issues and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, Citizens has successfully managed the transition with all bank systems including over 240 ATMs and more than 220 branch offices operating smoothly.

Although considered unlikely, unanticipated problems in Citizens core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, vendors and other third parties throughout 2000 to address any issues and ensure all processes continue to function properly.

Costs related to the year 2000 issue were funded by operating cash flows. Through year-end 1999, Citizens incurred total Year 2000 project costs of $3.1 million, which included $2.0 million in capitalized costs for new hardware and software and $1.1 million in costs primarily related to internal and external personnel who worked on the project. Costs incurred in the first quarter of 2000 for ongoing monitoring and support activities were not material and Citizens does not expect to incur any material cost for additional monitoring or support activities in the future.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of Citizens' 1999 Annual Report on Form 10-K, is here incorporated by reference.

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 2000, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which the Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which Citizens manages its primary market risk exposure, as described in the sections of its 1999 Annual Report on Form 10-K incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Quarterly Report on Form 10-Q, Citizens does not expect to change those methods in the near term. However, Citizens may change those methods in the future to adapt to changes in circumstances or to implement new techniques. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 to be voted at the annual meeting of shareholders of the Corporation held April 18, 2000. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 15, 2000 and all such nominees were elected.

The results were as follows with respect to each director nominee:

                                                                             Votes Against/              Shares Not Voted
            Director                             Votes For                      Withheld                  Or Abstentions
----------------------------------          ---------------------         ---------------------        ---------------------
Joseph P. Day                                    38,169,276                       950,388                   8,485,457
John W. Ennest                                   38,149,988                       969,676                   8,485,457
Ronald E. Fenton                                 38,037,603                     1,082,061                   8,485,457
Victor E. George                                 38,099,746                     1,019,917                   8,485,458
Ada C. Washington                                38,039,035                     1,080,629                   8,485,457
James L. Wolohan                                 37,635,637                     1,484,027                   8,485,457


Total shares eligible to vote:      47,605,121
Broker non-votes included in non-voted shares above:   none

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     (27) Financial Data Schedule
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the three-month period ended March 31, 2000.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CITIZENS BANKING CORPORATION


Date    May 15, 2000                  By    /s/ John W. Ennest
    ---------------------                  -------------------------------
                                           John W. Ennest
                                           Vice Chairman of the Board, Treasurer
                                               and Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Duly Authorized Signatory)

                                 EXHIBIT INDEX

 Exhibit                                                             Form 10-Q
   No.                        Exhibit                                Page Nos.
----------  ---------------------------------------------------   --------------

  27        Financial Data Schedule                                     25