Form 10-Q
period 2000-06-30
CITIZENS BANKING CORP
filed 2000-08-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       June 30, 2000
                     ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    ----------------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                38-2378932
----------------------------------------          -----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  328 S. Saginaw St., Flint, Michigan                      48502
----------------------------------------          -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                X  Yes       No
                                                               ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at August 7, 2000
-------------------------------               -----------------------------
     Common Stock, No Par Value                     47,243,609 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                                                   Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements..................................................................... 3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations............................................................................. 11

     Item 3. - Quantitative and Qualitative Disclosure of Market Risk............................................... 24

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..................................................................................... 24

     Item 2 - Changes in Securities................................................................................. 24

     Item 3 - Defaults upon Senior Securities....................................................................... 24

     Item 4 - Submission of Matters to a Vote of Security Holders................................................... 24

     Item 5 - Other Information..................................................................................... 24

     Item 6 - Exhibits and Reports on Form 8-K...................................................................... 24

SIGNATURES.......................................................................................................... 25

EXHIBIT INDEX....................................................................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                         JUNE 30,            December 31,
(in thousands)                                                                             2000                  1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)            (Note 1)
ASSETS
 Cash and due from banks                                                               $   247,896           $   250,745
 Money market investments:
  Interest-bearing deposits with banks                                                       1,336                   755
  Federal funds sold                                                                           229                63,048
                                                                                       -----------           -----------
     Total money market investments                                                          1,565                63,803
 Securities available-for-sale:
  U.S. Treasury and federal agency securities                                              890,059               920,435
  State and municipal securities                                                           401,565               368,732
  Other securities                                                                          84,598               108,180
                                                                                       -----------           -----------
     Total investment securities                                                         1,376,222             1,397,347
Loans:
  Commercial                                                                             3,073,750             2,875,387
  Real estate construction                                                                 211,601               185,352
  Real estate mortgage                                                                   1,485,398             1,440,104
  Consumer                                                                               1,479,782             1,416,640
                                                                                       -----------           -----------
     Total loans                                                                         6,250,531             5,917,483
  Less: Allowance for loan losses                                                          (80,047)              (76,397)
                                                                                       -----------           -----------
     Net loans                                                                           6,170,484             5,841,086
  Premises and equipment                                                                   142,180               141,460
  Intangible assets                                                                         96,269                97,032
  Other assets                                                                             111,277               107,884
                                                                                       -----------           -----------
TOTAL ASSETS                                                                           $ 8,145,893           $ 7,899,357
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                                                  $   971,704           $   965,849
  Interest-bearing                                                                       5,152,950             5,163,149
                                                                                       -----------           -----------
     Total deposits                                                                      6,124,654             6,128,998
 Federal funds purchased and securities sold
   under agreements to repurchase                                                          356,994               276,805
 Other short-term borrowings                                                               667,561               660,474
 Other liabilities                                                                          71,588                72,307
 Long-term debt                                                                            272,663               127,104
                                                                                       -----------           -----------
     Total liabilities                                                                   7,493,460             7,265,688
 Shareholders' Equity:
   Preferred stock - No par value                                                               --                    --
   Common stock - No par value                                                             223,773               226,972
   Retained earnings                                                                       445,181               424,140
   Accumulated other comprehensive income                                                  (16,521)              (17,443)
                                                                                       -----------           -----------
     Total shareholders' equity                                                            652,433               633,669
                                                                                       -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 8,145,893           $ 7,899,357
                                                                                       ===========           ===========
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                          Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
(in thousands, except per share amounts)                              2000             1999              2000           1999
--------------------------------------------------------------------------------------------------------------------------------
  INTEREST INCOME
    Interest and fees on loans                                      $131,607          $112,594          $ 256,671     $222,844
    Interest and dividends on investment securities:
      Taxable                                                         16,622            13,328             33,667       26,088
      Nontaxable                                                       5,162             4,109             10,093        8,248
    Money market investments                                              15               408                 61        1,783
                                                                    --------          --------          ---------     --------
       Total interest income                                         153,406           130,439            300,492      258,963
                                                                    --------          --------          ---------     --------
  INTEREST EXPENSE
    Deposits                                                          53,900            47,812            106,608       97,062
    Short-term borrowings                                             16,697             3,391             29,292        5,453
    Long-term debt                                                     3,281             3,200              5,603        6,238
                                                                    --------          --------          ---------     --------
       Total interest expense                                         73,878            54,403            141,503      108,753
                                                                    --------          --------          ---------     --------
  NET INTEREST INCOME                                                 79,528            76,036            158,989      150,210
  Provision for loan losses                                            5,162             4,812             10,446        8,883
                                                                    --------          --------          ---------     --------
       Net interest income after provision for loan losses            74,366            71,224            148,543      141,327
                                                                    --------          --------          ---------     --------
  NONINTEREST INCOME
    Trust fees                                                         6,211             5,342             12,411       10,928
    Service charges on deposit accounts                                6,719             5,200             12,728        9,904
    Bankcard fees                                                      2,840             2,203              5,361        4,399
    Brokerage and investment fees                                      2,058             1,232              4,018        2,025
    Mortgage and other loan income                                       954             1,757              1,724        4,088
    Investment securities gains (losses)                                  --               301                 (1)         493
    Premium on sale of deposits                                           --                --                 --        1,348
    Gain on sale of equity security                                       --             5,693                 --        5,693
    Other                                                              3,844             4,002              7,513        7,629
                                                                    --------          --------          ---------     --------
       Total noninterest income                                       22,626            25,730             43,754       46,507
                                                                    --------          --------          ---------     --------
  NONINTEREST EXPENSE
    Salaries and employee benefits                                    31,694            30,688             63,192       60,825
    Equipment                                                          4,702             4,064              9,398        8,153
    Occupancy                                                          4,259             3,632              8,651        7,499
    Data processing fees                                               2,970             2,501              5,713        4,827
    Professional services                                              2,506             1,619              5,008        3,159
    Intangible asset amortization                                      2,649             1,872              5,239        3,746
    Bankcard fees                                                      2,398             1,804              4,511        3,270
    Postage and delivery                                               1,730             1,526              3,397        3,132
    Advertising and public relations                                   1,571             1,615              3,041        3,258
    Special charge                                                     3,289                --              7,288           --
    Other                                                              7,256            12,095             14,463       20,253
                                                                    --------          --------          ---------     --------
       Total noninterest expense                                      65,024            61,416            129,901      118,122
                                                                    --------          --------          ---------     --------
  INCOME BEFORE INCOME TAXES                                          31,968            35,538             62,396       69,712
  Income taxes                                                         9,277            11,183             17,820       21,914
                                                                    --------          --------          ---------     --------
  NET INCOME                                                        $ 22,691          $ 24,355          $  44,576     $ 47,798
                                                                    ========          ========          =========     ========
  NET INCOME PER SHARE:
    Basic                                                           $   0.48          $   0.50          $    0.94     $   0.98
    Diluted                                                             0.47              0.50               0.93         0.97
  AVERAGE SHARES OUTSTANDING:
    Basic                                                             47,639            48,514             47,626       48,660
    Diluted                                                           47,739            48,996             47,731       49,201

--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                               Accumulated
                                                                                                 Other
                                                                 Common         Retained      Comprehensive
(in thousands except per share amounts)                           Stock         Earnings          Income           Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                           238,583         431,619          (4,208)        665,994
  Net income                                                                       23,425                          23,425
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                              (4,439)         (4,439)
                                                                                                                ---------
    Total comprehensive income                                                                                     18,986
  Exercise of stock options, net of
    shares purchased                                                  288                                             288
  Shares acquired for exercise of stock options                    (8,580)                                         (8,580)
  Cash dividends - $0.235 per share                                                (6,471)                         (6,471)
  Cash dividends of pooled company, pre-merger                                     (4,022)                         (4,022)
                                                                ---------        --------       ---------       ---------
BALANCE - SEPTEMBER 30, 1999                                      230,291         444,551          (8,647)        666,195
  Net income                                                                       (9,229)                         (9,229)
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                              (8,796)         (8,796)
                                                                                                                ---------
    Total comprehensive income                                                                                    (18,025)
  Exercise of stock options, net of
    shares purchased                                                  830                                             830
  Shares acquired for retirement                                   (4,149)                                         (4,149)
  Cash dividends - $0.235 per share                                               (11,182)                        (11,182)
                                                                ---------        --------       ---------       ---------
BALANCE - DECEMBER 31, 1999                                       226,972         424,140         (17,443)        633,669
  Net income                                                                       21,885                          21,885
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                                (231)           (231)
                                                                                                                ---------
    Total comprehensive income                                                                                     21,654
  Exercise of stock options, net of
    shares purchased                                                  261                                             261
  Shares acquired for retirement                                     (669)                                           (669)
  Cash dividends - $0.235 per share                                               (11,173)                        (11,173)
                                                                ---------        --------       ---------       ---------
BALANCE - MARCH 31, 2000                                        $ 226,564       $ 434,852      $ (17,674)       $ 643,742
  Net income                                                                       22,691                          22,691
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               1,153           1,153
                                                                                                                ---------
    Total comprehensive income                                                                                     23,844
  Exercise of stock options, net of
    shares purchased                                                  380                                             380
  Shares acquired for retirement                                   (3,171)                                         (3,171)
  Cash dividends - $0.26 per share                                                (12,362)                        (12,362)
                                                                ---------        --------       ---------       ---------
BALANCE - JUNE 30, 2000                                         $ 223,773        $445,181       $ (16,521)      $ 652,433
                                                                ==========       =========      ==========      =========
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                             Six Months Ended
                                                                                                  June 30,
(in thousands)                                                                           2000               1999
-----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                                          $  44,576           $  47,798
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                             10,446               8,883
   Depreciation                                                                           7,847               6,892
   Amortization of intangibles                                                            5,239               3,746
   Net amortization on investment securities                                                 (3)              1,638
   Investment securities gains (losses)                                                       1                (493)
   Loans originated for sale                                                             (8,658)            (82,336)
   Proceeds from loan sales                                                               8,726              83,009
   Donation of equity security                                                            1,116                  --
   Accrued merger related and other charges                                              (7,344)                 --
   Other                                                                                    608              (8,295)
                                                                                      ---------           ---------
     Net cash provided by operating activities                                           62,554              60,842

INVESTING ACTIVITIES:
  Net decrease in money market investments                                               62,238              79,298
  Securities available-for-sale:
   Proceeds from sales                                                                        1              13,560
   Proceeds from maturities                                                             100,316             243,099
   Purchases                                                                            (77,348)           (422,544)
  Securities held-to-maturity:
   Proceeds from maturities                                                                  --              13,309
   Purchases                                                                                 --             (33,220)
  Net increase in loans                                                                (339,780)           (197,417)
  Net increase in premises and equipment                                                 (7,457)            (11,568)
  Acquisitions (net of cash acquired)                                                    26,008               5,447
                                                                                      ---------           ---------
    Net cash used by investing activities                                              (236,022)           (310,036)

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                          (153,516)           (100,923)
  Net increase in time deposits                                                         118,165              10,015
  Net increase in short-term borrowings                                                  87,276             404,224
  Proceeds from issuance of long-term debt                                              220,300              13,253
  Principal reductions in long-term debt                                                (74,872)               (123)
  Cash dividends paid                                                                   (23,535)            (20,126)
  Proceeds from stock options exercised                                                     641               2,230
  Shares acquired for retirement                                                         (3,840)            (41,137)
                                                                                      ---------           ---------
    Net cash provided by financing activities                                           170,619             267,413
                                                                                      ---------           ---------

Net decrease in cash and due from banks                                                  (2,849)             18,219
Cash and due from banks at beginning of period                                          250,745             221,880
                                                                                      ---------           ---------

Cash and due from banks at end of period                                              $ 247,896           $ 240,099
                                                                                      =========           =========
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 1999 Annual Report on Form 10-K.


NOTE 2. ACQUISITIONS AND MERGER-RELATED EXPENSES
   On May 12, 2000, Citizens Banking Corporation completed the purchase of three Jackson, Michigan offices of Great Lakes National Bank with approximately $31 million in deposits.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M") headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense, $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. Certain ongoing merger integration activities pertaining to the November 1, 1999 merger with F&M, are targeted by the plan for implementation over a 12 month period following the merger.

   Merger-related, restructuring and other integration costs (the "Special Charge") totaled $3.3 million ($2.0 million after tax), or $0.05 per share, in the second quarter of 2000 and $7.3 ($4.4 million after tax), or $0.10 per share, for the six month period ended June 30, 2000. The second quarter Special Charge was reduced by a $0.6 million noncash reversal of previously accrued severence and employee contract termination costs for F&M's converted banks. For the remainder of 2000, Citizens expects to incur approximately $5 million to $6 million of merger-related and other integration costs that will be recorded as part of the Special Charge. In the third quarter of 2000, Citizens successfully settled a contract dispute with a former vendor of F&M. As a result, Citizens will reverse against the Special Charge approximately $4 million in previously accrued contract termination costs. The Noninterest Expense section, under the subheading Special Charge, of Management's Discussion and Analysis of Financial Condition and Results of Operations" provides additional details.

   As of June 30, 2000, the remaining liabilities associated with the business combination and restructuring plan were approximately $10 million ($6 million if adjusted for the third quarter reversal of accrued contract termination costs). As shown in the following table, the majority of the remaining balance represents personnel-related expenses and contract termination and other conversion costs (primarily recognition of obligations under existing contractual agreements related to system conversions).

----------------------------------------------------------------------------------------------------------------------------------
                                                        Estimated
                    DESCRIPTION OF COSTS               Liability At         Liability At          Liability At        Liability At
(in thousands)                                         Acquisition            12/31/99               3/31/00            6/30/00
----------------------------------------------------------------------------------------------------------------------------------
Employee benefits and severance                        $   7,481.9          $   7,337.9            $   6,680.0        $   5,232.4
Contract termination and other conversion costs           13,597.8              9,356.9                5,810.7            4,678.5
Professional fees                                          6,345.2                634.5                  165.6              132.3
Facilities and equipment                                   3,354.9                  ---                    ---                ---
Goodwill & core deposit premium write-down                 2,349.1                  ---                    ---                ---
Equity investment write-down                                 519.9                  ---                    ---                ---
Charitable trust                                           2,500.0                  ---                    ---                ---
Other                                                      4,049.4                 57.6                    ---                ---
                                                       -----------          -----------            -----------        -----------
Total                                                  $  40,198.2          $  17,386.9            $  12,656.3        $  10,043.2
                                                       ===========          ===========            ===========        ===========
----------------------------------------------------------------------------------------------------------------------------------

NOTE 3. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the three and six month periods ended June 30, 2000 and 1999 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1999 Annual Report on Form 10-K. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Special
                                                                                                                Charge
                                                                                                       Net        And
                                              Commercial  Retail  Financial                         Operating    Other
(in thousands)                                 Banking    Banking  Services    F&M        Other      Income      Items       Total
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2000
Net interest income (taxable equivalent)        $21,588   $34,023   $  360   $ 26,370    $   699    $ 83,040          --    $ 83,040
Provision for loan losses                         1,912     2,509       --         92        649       5,162          --       5,162
                                                -------   -------   ------   --------    -------    --------    --------    --------
     Net interest income after provision         19,676    31,514      360     26,278         50      77,878          --      77,878
Noninterest income                                2,721     8,335    6,739      3,957        874      22,626          --      22,626
Noninterest expense                              10,505    27,443    4,722     15,633      3,432      61,735       3,289      65,024
                                                -------   -------   ------   --------    -------    --------    --------    --------
     Income (loss) before income taxes           11,892    12,406    2,377     14,602     (2,508)     38,769      (3,289)     35,480
Income tax expense (taxable equivalent)           4,162     4,342      832      5,551       (803)     14,084      (1,295)     12,789
                                                -------   -------   ------   --------    -------    --------    --------    --------
     Net income (loss)                            7,730     8,064    1,545      9,051     (1,705)   $ 24,685      (1,994)     22,691
                                                                                                    ========
Allocation of special charge and
  other unusual items                                --        --       --     (1,829)      (165)                  1,994          --
                                                -------   -------   ------   --------    -------                --------    -----=--
     Net income (loss)                          $ 7,730   $ 8,064   $1,545   $  7,222    $(1,870)               $     --    $ 22,691
                                                =======   =======   ======   ========    =======                ========    ========

====================================================================================================================================

EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 1999
Net interest income (taxable equivalent)        $18,102   $28,251   $  359   $ 27,461    $ 4,821    $ 78,994                $ 78,994
Provision for loan losses                           256     3,376       --        712        468       4,812                   4,812
                                                -------   -------   ------   --------    -------    --------                --------
     Net interest income after provision         17,846    24,875      359     26,749      4,353      74,182                  74,182
Noninterest income                                2,270     7,106    6,001      4,109        551      20,037       5,693      25,730
Noninterest expense                               8,646    23,223    4,073     15,744      5,730      57,416       4,000      61,416
                                                -------   -------   ------   --------    -------    --------    --------    --------
     Income (loss) before income taxes           11,470     8,758    2,287     15,114       (826)     36,803       1,693      38,496
Income tax expense (taxable equivalent)           4,014     3,066      801      5,825       (158)     13,548         593      14,141
                                                -------   -------   ------   --------    -------    --------    --------    --------
     Net income (loss)                            7,456     5,692    1,486      9,289       (668)   $ 23,255       1,100      24,355
                                                                                                    ========
Allocation of special charge and
  other unusual items                                --        --       --         --      1,100                  (1,100)         --
                                                -------   -------   ------   --------    -------                --------    -----=--
     Net income (loss)                          $ 7,456   $ 5,692   $1,486   $  9,289    $   432                $     --    $ 24,355
                                                =======   =======   ======   ========    =======                ========    ========
------------------------------------------------------------------------------------------------------------------------------------

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
(in thousands)                              Banking   Banking  Services      F&M     Other       Income        Items         Total
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2000
Net interest income (taxable equivalent)    $42,173   $65,946   $   658   $ 53,757  $  3,350    $ 165,884          ---    $ 165,884
Provision for loan losses                     2,326     5,744       ---        876     1,500       10,446          ---       10,446
                                            -------   -------   -------   --------  --------    ---------    ---------    ---------
     Net interest income after provision     39,847    60,202       658     52,881     1,850      155,438          ---      155,438
Noninterest income                            5,520    15,446    13,473      7,676     1,639       43,754          ---       43,754
Noninterest expense                          20,439    52,350     9,249     30,543    10,032      122,613        7,288      129,901
                                            -------   -------   -------   --------  --------    ---------    ---------    ---------
     Income (loss) before income taxes       24,928    23,298     4,882     30,014    (6,543)      76,579       (7,288)      69,291
Income tax expense (taxable equivalent)       8,725     8,154     1,709     10,883    (1,871)      27,600       (2,885)      24,715
                                            -------   -------   -------   --------  --------    ---------    ---------    ---------
     Net income (loss)                       16,203    15,144     3,173     19,131    (4,672)   $  48,979       (4,403)      44,576
                                                                                                =========
Allocation of special charge and
   other unusual items                          ---       ---       ---     (4,057)     (346)                    4,403          ---
                                            -------   -------   -------   --------  --------                 ---------    ---------
     Net income (loss)                      $16,203   $15,144   $ 3,173   $ 15,074  $ (5,018)                $     ---    $  44,576
                                            =======   =======   =======   ========  ========                 =========    =========

====================================================================================================================================

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 1999
Net interest income (taxable equivalent)    $35,497   $56,588   $   714   $ 54,277  $  9,058    $ 156,134                 $ 156,134
Provision for loan losses                       650     8,464       ---      1,183    (1,414)       8,883                     8,883
                                            -------   -------   -------   --------  --------    ---------                 ---------
     Net interest income after provision     34,847    48,124       714     53,094    10,472      147,251                   147,251
Noninterest income                            4,532    13,885    11,754      8,372       923       39,466        7,041       46,507
Noninterest expense                          17,141    44,593     8,074     31,617    12,697      114,122        4,000      118,122
                                            -------   -------   -------   --------  --------    ---------    ---------    ---------
     Income (loss) before income taxes       22,238    17,416     4,394     29,849    (1,302)      72,595        3,041       75,636
Income tax expense (taxable equivalent)       7,783     6,096     1,538     11,540      (184)      26,773        1,065       27,838
                                            -------   -------   -------   --------  --------    ---------    ---------    ---------
Net income (loss)                            14,455    11,320     2,856     18,309    (1,118)   $  45,822        1,976       47,798
                                                                                                =========
Allocation of special charge and
   other unusual items                          ---       876       ---        ---     1,100                    (1,976)         ---
                                            -------   -------   -------   --------  --------                 ---------    ---------
     Net income (loss)                      $14,455   $12,196   $ 2,856   $ 18,309  $    (18)                $      --    $  47,798
                                            =======   =======   =======   ========  ========                 =========    =========
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended             Six Months Ended
                                                                                        June 30,                      June 30,
 (in thousands, except per share amounts)                                           2000       1999               2000        1999
------------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Numerator for basic and dilutive earnings per share -- net
income available to common shareholders                                           $22,691     $24,355           $44,576     $47,798
                                                                                  =======     =======           =======     =======

DENOMINATOR:
Denominator for basic earnings per share -- weighted average
shares                                                                             47,639      48,514            47,626      48,660

Effect of dilutive securities -- potential conversion of employee
stock options                                                                         100         482               105         541
                                                                                  -------     -------           -------     -------

Denominator for diluted earnings per share -- adjusted weighted-
average shares and assumed conversions                                             47,739      48,996            47,731      49,201
                                                                                  =======     =======           =======     =======

     BASIC EARNINGS PER SHARE                                                     $  0.48     $  0.50           $  0.94     $  0.98
                                                                                  =======     =======           =======     =======

     DILUTED EARNINGS PER SHARE                                                   $  0.47     $  0.50           $  0.93     $  0.97
                                                                                  =======     =======           =======     =======
====================================================================================================================================


   During the second quarter of 2000, employees exercised stock options to acquire 42,954 shares at an average exercise price of $8.83 per share.

NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                           FOR QUARTER ENDED
                                                        ----------------------------------------------------------------------------
                                                           JUNE 30,     MARCH 31,       DECEMBER 31,    SEPTEMBER 30,     JUNE 30,
                                                             2000          2000            1999 (1)        1999 (1)       1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
 Interest income                                         $ 153,406      $ 147,086        $ 144,531        $ 138,163      $ 130,439
 Net interest income                                        79,528         79,461           81,140           78,390         76,037
 Provision for loan losses                                   5,162          5,284           11,422            4,370          4,812
 Investment securities gains (losses)                          ---             (1)          (3,584)              39            301
 Other noninterest income                                   22,626         21,129           19,390           19,542         25,429
 Noninterest expense before special charge                  61,735         60,878           59,105           59,551         61,416
 Special charge:
   Before-tax                                                3,289          3,999           40,198              ---            ---
   After-tax                                                 1,994          2,409           28,403              ---            ---
 Income taxes                                                9,277          8,543           (4,550)          10,625         11,183
 Net income                                                 22,691         21,885           (9,229)          23,425         24,355
 Net operating income (2)                                   24,685         24,294           25,833           25,047         23,255
 Cash dividends (3)                                         12,362         11,173           11,182           10,493         10,333

------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
 Basic net income                                           $ 0.48         $ 0.46          $ (0.19)          $ 0.49         $ 0.50
 Diluted net income                                           0.47           0.46            (0.19)            0.49           0.50
 Diluted - net operating income (2)                           0.52           0.51             0.54             0.52           0.47
 Cash dividends (3)                                           0.26          0.235            0.235            0.235          0.235
 Market value (end of period)                                16.23          19.50            22.38            26.13          30.06
 Book value (end of period)                                  13.73          13.52            13.32            13.95          13.89

------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
 Assets                                                    $ 8,146        $ 7,936          $ 7,899          $ 7,530        $ 7,351
 Loans                                                       6,251          6,045            5,918            5,649          5,517
 Deposits                                                    6,125          6,106            6,129            5,787          5,782
 Shareholders' equity                                          652            644              634              666            666

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
 Assets                                                    $ 8,016        $ 7,865          $ 7,759          $ 7,448        $ 7,103
 Loans                                                       6,148          5,954            5,803            5,575          5,415
 Deposits                                                    6,036          6,109            6,144            5,817          5,811
 Shareholders' equity                                          641            635              657              664            679

------------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
 Return on average assets                                     1.14 %         1.12 %          (0.47)%           1.25 %         1.38 %
 Net operating return on average assets (2)                   1.24           1.24             1.32             1.33           1.31
 Return on average shareholders' equity                      14.24          13.86            (5.57)           14.00          14.39
 Net operating return on average shareholders' equity (2)    15.49          15.39            15.60            14.97          13.74
 Net interest margin (FTE)                                    4.40           4.49             4.63             4.65           4.74
 Net loans charged off to average loans                       0.27           0.18             0.53             0.29           0.26
 Average equity to average assets                             8.00           8.07             8.47             8.92           9.56
 Allowance for loan losses ratio                              1.28           1.31             1.29             1.26           1.29
 Nonperforming assets to loans plus ORAA (end of period)      0.75           0.67             0.59             0.69           0.73
 Nonperforming assets to total assets (end of period)         0.58           0.51             0.45             0.52           0.55
 Leverage ratio                                               7.23           7.30             7.20             8.40           8.60
 Tier 1 capital ratio                                         9.25           9.40             9.20            11.30          10.50
 Total capital ratio                                         10.50          10.60            10.50            12.50          11.70
------------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts have been reclassified to conform with current year presentation.
(2) Net operating income is based on net income that excludes special charges, restructuring and other non-recurring items incurred in the connection with acquisitions and other corporate initiatives.
(3) Cash dividends and cash dividends per share are for Citzens Banking Corporation only, not restated for pooling of interests.

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three-and six months ended June 30, 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 1999 Annual Report on Form 10-K.

To better understand underlying trends and performance, and to present financial performance on an "operating basis" Citizens has excluded special charges associated with merger and integration costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results. A quarterly summary of selected financial data for the five-quarter period ended June 30, 2000 is presented in the table on page 11.


EARNINGS SUMMARY
Citizens earned net operating income of $24,685,000 for the three months ended June 30, 2000 or $0.52 per share, compared with $23,255,000 or $0.47 per share for the same period in 1999. This represents an increase of 10.6% in operating earnings per diluted share. On the same basis, returns on average assets and average equity for the second quarter of 2000 were 1.24% and 15.49%, respectively, compared with 1.31% and 13.74% in 1999. For the first six months of 2000, net operating income was $48,979,000 or $1.03 per share, compared to $45,822,000 or $0.93 per share for the same period in 1999, representing an increase of 10.8% on a per diluted share basis. Returns on average assets and average equity during the first six months of 2000 were 1.24% and 15.44%, respectively, compared with 1.31% and 13.57%, respectively, in 1999.

Net operating income for the three and six months ended June 30, 2000 exclude special charges of $3,289,000 ($1,994,000 after-tax) and $7,288,000 ($4,403,000 after-tax), respectively, for the on-going conversion and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. Net operating income for 1999 excludes non-recurring gains of $1,348,000 ($876,000 after-tax) in the first quarter of 1999 from the sale of a branch and $5,693,000 ($3,700,000 after-tax) from the sale of Citizens' equity position in Magic Line, Inc., an ATM processor in the second quarter of 1999. The second quarter gain was partially offset by a $4,000,000 ($2,600,000 after-tax) accrued contribution to a charitable trust.

The improvement in operating income for three and six months ended June 30, 2000 reflect increased noninterest income and higher net interest income from growth in earning assets offset, in part, by a higher provision for loan losses and increases in operating expense. On an operating basis, noninterest income, excluding securities gains and losses, was $22,626,000 for the second quarter of 2000 and $43,755,000 for the first half of 2000, reflecting increases of $2,890,000, or 14.6%, and $4,782,000, or 12.3%, respectively, over the same periods in 1999. In both the three and six month periods there was significant increases in brokerage and investment fees, deposit service charges, bankcard fees, and trust fees. Mortgage and related fee income continued to experience a decline. Noninterest expense, on an operating basis, was $61,735,000 in the second quarter of 2000, an increase of $4,319,000 or 7.5% over the same period of 1999. For the first six months of 2000, noninterest expense was $122,613,000, an increased of $8,491,000, or 7.4%, over the first half of 1999. Increases in both the three and six month periods reflect higher compensation, professional services costs, intangible asset amortization, bankcard fees, data processing fees, telecommunication costs, and equipment and occupancy costs. Growth from the Branch Purchase along with costs associated with ongoing revenue enhancement and cost efficiency initiatives generated most of the increases.


LINES OF BUSINESS REPORTING
The Corporation operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 17 to the Corporation's 1999 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net operating income by each business line is presented below.

------------------------------------------------------------------------------------------------------
                                             Three Months Ended              Six Months Ended
                                                   June 30,                      June 30,
(in thousands)                               2000           1999            2000            1999
------------------------------------------------------------------------------------------------------
Commercial Banking                         $ 7,730        $  7,456        $ 16,203        $ 14,455
Retail Banking                               8,064           5,692          15,144          11,320
Financial Services                           1,545           1,486           3,173           2,856
F&M                                          9,051           9,289          19,131          18,309
Other                                       (1,705)           (668)         (4,672)         (1,118)
                                           -------        --------        --------        --------
     Total operating income                $24,685        $ 23,255        $ 48,979        $ 45,822
                                           =======        ========        ========        ========
======================================================================================================

The increase in commercial banking operating income for the three and six months ended June 30, 2000 was due to growth in overall commercial account relationships, including strong loan growth, increased demand deposits and related service charges, and expanded cash management services. Retail banking operating income increased in 2000 as a result of higher net interest income, generated from greater direct and indirect consumer loan volumes and increased deposit levels, higher noninterest income, and reduced loan charge-offs partially offset by higher operating expense. Financial services operating income improved in 2000 due to strong growth in trust, brokerage and investment advisory services revenue (partially offset by higher compensation and other expenses), introduction of new products and services and successful sales efforts. Growth in operating income from F&M in the first half of 2000 reflects primarily lower operating costs from merger synergies. The slight decrease in F&M's operating income in the second quarter of 2000 reflects lower net interest income from a declining net interest margin, partially offset by merger cost efficiencies and a lower provision for loan losses.


NET INTEREST INCOME
Tax equivalent net interest income, Citizens' principal source of earnings, increased $4.046 million, or 5.1%, to $83.040 million in the second quarter of 2000 from $78.994 million for the same period in 1999. For the first six months of 2000, tax equivalent net interest income increased $9.750 million, or 6.2%, to $165.884 million from $156.134 million a year ago. A higher level of earning assets, partially offset by increases in interest-bearing deposits and short-term borrowings, and a lower net interest margin, led to this increase. Detailed analyses of net interest income, with average balances and related interest rates for the three and six months ended June 30, 2000 and 1999 are presented on pages 14 and 15. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table below.


ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                         2000 Compared with 1999
                                          --------------------------------------------------------------------------------------
                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                          ----------------------------------------     -----------------------------------------
                                                              Increase (Decrease)                        Increase (Decrease)
                                                               Due to Change in                           Due to Change in
                                               Net       -------------------------        Net    -------------------------------
(in thousands)                              Change (1)     Rate         Volume (2)     Change (1)      Rate         Volume (2)
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments               $   (393)       $   115        $   (508)       $ (1,722)       $   381        $ (2,103)
  Investment securities:
    Taxable                                 3,294            932           2,362           7,579          2,096           5,483
    Tax-exempt                              1,053             --           1,053           1,845           (114)          1,959
  Loans:
    Commercial                             16,492          2,900          13,592          28,495          5,366          23,129
    Real estate                            (1,137)          (435)           (702)           (987)        (1,274)            287
    Consumer                                3,658            198           3,460           6,319            (21)          6,340
                                         --------        -------        --------        --------        -------        --------
     Total                                 22,967          3,710          19,257          41,529          6,434          35,095
                                         --------        -------        --------        --------        -------        --------

INTEREST EXPENSE
  Deposits:
    Demand                                    (56)          (125)             69            (132)          (294)            162
    Savings                                 1,955          1,089             866           3,810          1,934           1,876
    Time                                    4,189          2,109           2,080           5,868          2,619           3,249
  Short-term borrowings                    13,306          1,082          12,224          23,839          1,570          22,269
  Long-term debt                               81            466            (385)           (635)           953          (1,588)
                                         --------        -------        --------        --------        -------        --------
     Total                                 19,475          4,621          14,854          32,750          6,782          25,968
                                         --------        -------        --------        --------        -------        --------
NET INTEREST INCOME                      $  3,492        $  (911)       $  4,403        $  8,779        $  (348)       $  9,127
                                         ========        =======        ========        ========        =======        ========

---------------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)  Rate/Volume variances are allocated to changes due to volume.

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                       2000                                   1999
                                                     -------------------------------------  ----------------------------------------

Three Months Ended June 30                              AVERAGE                   AVERAGE        Average                    Average
(in thousands)                                          BALANCE     INTEREST (1)  RATE (2)       Balance     Interest (1)   Rate (2)
------------------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Federal funds sold                               $       242    $      4        6.21 %    $    31,577       $ 388        4.93 %
    Other                                                    710          11        6.00            1,577          20        5.13
  Investment securities(3):
    Taxable                                            1,018,097      16,622        6.53          900,939      13,328        5.92
    Tax-exempt                                           394,402       5,162        8.05          314,088       4,109        8.05
  Loans:
    Commercial                                         3,094,350      67,962        8.93        2,469,348      51,470        8.48
    Real estate                                        1,536,279      29,000        7.55        1,579,317      30,137        7.63
    Consumer                                           1,517,200      34,645        9.18        1,366,450      30,987        9.09
                                                     -----------    --------                  -----------     -------
      Total earning assets(3)                          7,561,280     153,406        8.33        6,663,296     130,439        8.02

NONEARNING ASSETS
  Cash and due from banks                                215,192                                  214,764
  Bank premises and equipment                            141,540                                  133,913
  Investment security fair value adjustment              (33,593)                                     695
  Other nonearning assets                                211,729                                  160,807
  Allowance for loan losses                              (80,428)                                 (70,348)
                                                     -----------                              -----------
     Total assets                                    $ 8,015,720                              $ 7,103,127
                                                     ===========                              ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                      591,795       2,166        1.47          568,011       2,222        1.57
    Savings deposits                                   1,728,059      13,782        3.21        1,742,546      11,827        2.72
    Time deposits                                      2,766,894      37,952        5.52        2,620,910      33,763        5.17
  Short-term borrowings                                1,049,955      16,697        6.40          300,802       3,391        4.52
  Long-term debt                                         210,129       3,281        6.28          235,894       3,200        5.44
                                                     -----------    --------                  -----------     -------
     Total interest-bearing liabilities                6,346,832      73,878        4.67        5,468,163      54,403        3.99
                                                                    --------                                  -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                        949,118                                  878,583
  Other liabilities                                       78,734                                   77,003
  Shareholders' equity                                   641,036                                  679,378
                                                     -----------                              -----------
     Total liabilities and shareholders' equity      $ 8,015,720                              $ 7,103,127
                                                     ===========                              ===========

NET INTEREST INCOME                                                 $ 79,528                                 $ 76,036
                                                                    ========                                 ========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                      4.40 %                                  4.74 %
====================================================================================================================================

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,512,000 and $2,958,000 for the three months ended June 30, 2000 and 1999, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                       2000                                   1999
                                                     -------------------------------------  ----------------------------------------

Six Months Ended June 30                                AVERAGE                   AVERAGE        Average                   Average
(in thousands)                                          BALANCE     INTEREST (1)  RATE (2)       Balance     Interest (1)  Rate (2)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                               $       769 $        22       5.77 %     $    72,076 $     1,694        4.74 %
    Other                                                  1,385          39       5.60             3,428          89        5.26
  Investment securities(3):
    Taxable                                            1,034,723      33,667       6.51           878,135      26,088        5.94
    Tax-exempt                                           387,291      10,093       8.02           312,305       8,248        8.13
  Loans:
    Commercial                                         2,973,213     128,954       8.79         2,433,594     100,459        8.44
    Real estate                                        1,581,007      60,000       7.59         1,581,119      60,987        7.71
    Consumer                                           1,496,472      67,717       9.10         1,351,631      61,398        9.16
                                                     ----------- -----------                  ----------- -----------
     Total earning assets(3)                           7,474,860     300,492       8.24         6,632,288     258,963        8.03

NONEARNING ASSETS
  Cash and due from banks                                225,544                                  218,240
  Bank premises and equipment                            142,696                                  132,708
  Investment security fair value adjustment              (33,463)                                   3,086
  Other nonearning assets                                210,395                                  156,881
  Allowance for loan losses                              (79,691)                                 (70,122)
                                                     -----------                              -----------
     Total assets                                    $ 7,940,341                              $ 7,073,081
                                                     ===========                              ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                      596,499       4,360       1.47           570,810       4,492        1.59
    Savings deposits                                   1,758,248      27,323       3.13         1,744,413      23,513        2.72
    Time deposits                                      2,769,417      74,925       5.43         2,649,655      69,057        5.26
  Short-term borrowings                                  976,936      29,292       6.03           250,452       5,453        4.39
  Long-term debt                                         179,052       5,603       6.28           230,234       6,238        5.46
                                                     ----------- -----------                  -----------     -------
     Total interest-bearing liabilities                6,280,152     141,503       4.52         5,445,564     108,753        4.03
                                                                 -----------                                  -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                        948,128                                  871,381
  Other liabilities                                       74,015                                   75,204
  Shareholders' equity                                   638,046                                  680,932
                                                     -----------                              -----------
     Total liabilities and shareholders' equity      $ 7,940,341                              $ 7,073,081
                                                     ===========                              ===========

NET INTEREST INCOME                                                $ 158,989                                $ 150,210
                                                                   =========                                =========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                     4.44 %                                    4.72 %

------------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6,895,000 and $5,924,000 for the six months ended June 30, 2000 and 1999, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

For both the three and six month periods ended June 30, 2000, net favorable volume variances, offset in part, by unfavorable rate related variances in net interest income resulted in an increases of $3,492,000 and $8,779,000, respectively, in net interest income, as compared to the same periods in 1999. Yields on earning assets for the three and six months ended June 30, 2000 increased to 8.33% and 8.24%, respectively, from 8.06% for the year-ended 1999 and 8.02% and 8.03% for three and six months ended June 30, 1999, respectively. Management's decision to reposition the securities portfolio following the merger with F&M, in November 1999, as well as increases in Citizens' prime lending rate in the last two months of 1999 and in the first half of 2000 were the major factors in this increase. The cost of interest-bearing liabilities for the three and six-months ended June 30, 2000 increased to 4.67% from 3.99% and to 4.52% from 4.03%, respectively, as compared with the same periods in 1999. A higher overall interest rate environment and increased levels of relatively higher cost short-term borrowings fueled this increase. Although Citizens continues to be successful at attracting new deposits, loan growth has outpaced deposit growth and Citizens used short-term Federal Home Loan Bank ("FHLB") advances and other purchased funds to support the higher level of earning assets.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.40% for the second quarter and 4.44% for the first half of 2000, 34 and 28 basis points, respectively, lower than the same periods in 1999. The decrease in net interest margin is primarily due to a change in funding mix and increases in short-term interest rates by the Federal Reserve. The change in mix reflects the growth in lower spread investment securities and increased reliance on short-term borrowings, which are more expensive than deposits, to support loan growth in Citizens' markets.

Going forward, a modest decline in the net interest margin is expected, as mix and recent rate increases will reduce interest spreads and earning asset growth is expected to continue to outpace traditional deposit growth with a resulting increase in borrowed funds. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in the section titled "Interest Rate Risk".


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $5,162,000 in the second quarter of 2000 and $10,446,000 for the first half of the year, an increase of $350,000 and $1,563,000, respectively over the same periods in 1999. Net charge-offs were 0.27% of average loans in the second quarter of 2000, up slightly from 0.26% in the same period a year ago. The increase reflects higher charge-offs in the quarter (which included a $1.5 million charge-off for one commercial credit), partially offset, by lower net charge-offs in the indirect consumer portfolio. For the six-month period ended June 30, 2000, net charge-offs were 0.23% of average loans, down from 0.32% in the first half of 1999. The decrease primarily reflects fewer charge-offs and higher recoveries in Citizens' indirect consumer portfolio in the first half of 2000, as compared to the same period in 1999. A summary of loan loss experience during the three and six months ended June 30, 2000 and 1999 is provided below.

------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
(in thousands)                                               2000             1999             2000              1999
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period          $   79,073       $   69,763       $   76,397       $   70,842
  Charge-offs                                                 6,367            5,057           10,627           11,376
  Recoveries                                                  2,179            1,552            3,831            2,721
                                                         ----------       ----------       ----------       ----------
Net charge-offs                                               4,188            3,505            6,796            8,655
Provision for loan losses                                     5,162            4,812           10,446            8,883
                                                         ----------       ----------       ----------       ----------
Allowance for loan losses - end of period                $   80,047       $   71,070       $   80,047       $   71,070
                                                         ==========       ==========       ==========       ==========



Loans outstanding at period end                          $6,250,531       $5,517,216       $6,250,531       $5,517,216
Average loans outstanding during period                   6,147,828        5,415,114        6,050,692        5,366,344

Allowance for loan losses as a percentage of loans
outstanding at period end                                      1.28 %           1.29 %           1.28 %           1.29 %
Ratio of net charge-offs during period to average
loans outstanding (annualized)                                 0.27             0.26             0.23             0.32
Loan loss coverage (allowance as a multiple of
net charge-offs, annualized)                                    4.8 X            5.1 x            5.9 X            4.1 x
------------------------------------------------------------------------------------------------------------------------

Management provides for possible loan losses by dividing the allowance into two components, allocated and unallocated. The allocated component of the allowance is based on expected losses from the analysis of specific loans and historical loss experience for each category of loans. This analysis is performed throughout the year and is updated based on actual experience and loan reviews. The unallocated portion of the allowance is determined based on Citizens' assessment of general economic conditions, the economic conditions in the markets in which Citizens operates, the level and composition of nonperforming loans and other factors. This analysis involves a higher degree of uncertainty and considers factors, which may not be reflected in historical loss factors used to determine the allocated portion of the allowance.

Citizens maintains formal policies and procedures to monitor and control credit risk. Citizens' loan portfolio has no significant concentrations in any one industry or any exposure to foreign loans. Citizens has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future.

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


NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three and six months of 2000 and 1999 follows:

----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                                                                                  Percent
                                                       Three Months Ended           Six Months Ended           Change in 2000
                                                            June 30,                    June 30,            ----------------------
                                                     -----------------------   -------------------------     Three         Six
(in thousands)                                          2000         1999          2000         1999         Months      Months
----------------------------------------------------------------------------------------------------------------------------------
Trust fees                                            $  6,211      $ 5,342      $ 12,411      $ 10,928        16.3 %       13.6 %
Service charges on deposit accounts                      6,719        5,200        12,728         9,904        29.2         28.5
Bankcard fees                                            2,840        2,203         5,361         4,399        28.9         21.9
Brokerage and investment fees                            2,058        1,232         4,018         2,025        67.0         98.4
Mortgage and other loan income                             954        1,757         1,724         4,088       (45.7)       (57.8)
ATM network user fees                                      799          827         1,552         1,490        (3.4)         4.2
Cash management services                                   640          603         1,332         1,207         6.1         10.4
Title insurance fees                                       295          228           528           502        29.4          5.2
Other, net                                               2,110        2,344         4,101         4,430       (10.0)        (7.4)
                                                     ---------     --------      --------      --------

   Total fees and other income                          22,626       19,736        43,755        38,973        14.6         12.3
Investment securities gains (losses)                      ---           301            (1)          493      (100.0)      (100.2)
                                                     ---------     --------      --------      --------
   Noninterest income - operating basis                 22,626       20,037        43,754        39,466        12.9         10.9
Gain on sale of Magic Line, Inc. stock                     ---        5,693           ---         5,693      (100.0)      (100.0)
Premium on sale of deposits                                ---          ---           ---         1,348         ---       (100.0)
                                                     ---------     --------      --------      --------
   Total noninterest income                          $  22,626     $ 25,730      $ 43,754      $ 46,507       (12.1)        (5.9)
                                                     =========     ========      ========      ========
----------------------------------------------------------------------------------------------------------------------------------

On an operating basis, noninterest income, before securities gains and losses, increased 14.6% and 12.3% for the three and six months ended June 30, 2000, respectively, over the same periods of 1999. Operating income excludes a premium of $1.3 million received from the sale of deposits of a branch office in March 1999 and a gain of $5.7 million from the sale of Citizens' equity position in Magic Line, Inc., an ATM processor in the second quarter of 1999. Most categories of noninterest income were higher in 2000 than in 1999. Citizens experienced significant increases in trust fees, deposit service charges, bankcard fees, brokerage and investment fees and cash management service fees.

Fee income for personal and employee benefit trust services increased 16.3% and 13.6% for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. Growth in trust fees was attributable to continued pricing and marketing efforts, as well as the strong equity markets. Brokerage and investment fees were up 67.0% and 98.4%, respectively, for the three and six months, propelled by successful retail sales efforts, strength in the equity markets and growth in new mutual fund and annuity products. Improvements in service charges on deposit accounts, bankcard fees, ATM network fees and cash management service fees reflect higher transaction volume due to the purchase of the seventeen Bank One branches (the "Branch Purchase") and enhanced marketing strategies. Mortgage and other loan income decreased as higher interest rates reduced origination volume and refinance activity, which in turn resulted in fewer gains on sale of residential mortgage loans and related servicing release premiums. Title insurance fees were up substantially for the quarter as driven by increased demand for Citizens home equity and construction loan products.

The gains in 1999 on the sale of investment securities resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment and, in part, to fund loan growth and meet liquidity needs.


NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 2000 and 1999 is summarized in the table below.

----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                                                                Percent
                                                       Three Months Ended           Six Months Ended           Change in 2000
                                                            June 30,                    June 30,            ----------------------
                                                     -----------------------   -------------------------     Three         Six
(in thousands)                                          2000         1999          2000         1999         Months      Months
----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                         $ 31,694     $ 30,688      $ 63,192       $ 60,825        3.3 %       3.9 %
Equipment                                                 4,702        4,064         9,398          8,153        15.7        15.3
Occupancy                                                 4,259        3,632         8,651          7,499        17.3        15.4
Data processing services                                  2,970        2,501         5,713          4,827        18.8        18.4
Professional services                                     2,506        1,619         5,008          3,159        54.8        58.5
Intangible asset amortization                             2,649        1,872         5,239          3,746        41.5        39.9
Bankcard fees                                             2,398        1,804         4,511          3,270        32.9        38.0
Postage and delivery                                      1,730        1,526         3,397          3,132        13.4         8.5
Telephone                                                 1,642        1,337         3,156          2,566        22.8        23.0
Advertising and public relations                          1,571        1,615         3,041          3,258        (2.7)       (6.7)
Stationery and supplies                                   1,629        1,207         2,988          2,553        35.0        17.0
Other loan fees                                           1,226        1,071         2,135          2,169        14.5        (1.6)
Other, net                                                2,759        4,480         6,184          8,965       (38.4)      (31.0)
                                                       --------     --------     ---------      ---------
     Noninterest expense - operating basis               61,735       57,416       122,613        114,122         7.5         7.4
Charitable trust                                            ---        4,000           ---          4,000      (100.0)     (100.0)
Special charge                                            3,289          ---         7,288            ---          (1)         (1)
                                                       --------     --------     ---------      ---------
Total noninterest expense                              $ 65,024     $ 61,416     $ 129,901      $ 118,122         5.9        10.0
                                                       ========     ========     =========      =========
====================================================================================================================================

(1)  Not meaningful

On an operating basis, noninterest expense for the three and six months ended June 30, 2000 increased 7.5% and 7.4 %, respectively, over 1999 levels for the same periods. Growth from the Branch Purchase and ongoing initiatives designed to provide future revenue and cost efficiencies generated most of the increase. Operating income excludes a $4.0 million accrual for Citizens' contribution to a charitable trust in the second quarter of 1999 and ongoing merger related restructuring and integration costs in the first half of 2000, which have been recorded as a "Special charge."

Salaries and employee benefits expense were up slightly in both the three and six months ended June 30, 2000, as compared to the same periods in the prior year. Higher salaries reflect increased incentive-based compensation and higher staffing levels to support growth in certain business units and from acquisitions, partially offset by the reduction in staff due to merger synergies and outsourcing of internal audit, loan review and micro computer support functions. The cost of employee benefits was up slightly reflecting higher health care costs and additional benefits resulting from conforming and combining of certain benefit plans.

Occupancy and equipment expense for 2000 increased $1.3 million in the second quarter and $2.4 million in the first six months, over the same periods of 1999. The increase reflects the growth in facilities and equipment costs associated, in part, with the Branch Purchase transaction in October 1999. Growth in data processing and telephone costs is also primarily attributable to the Branch Purchase. The increase in professional services expenses reflects the cost of outsourcing the internal audit, loan review and microcomputer support functions, but was offset by related reductions in salaries and benefits. Bankcard fees were up due to higher transaction volume and system processing costs as well as new fees associated with outsourcing of bankcard operations. The additional intangible asset amortization was attributable to the Branch Purchase.

The decrease in other expenses is attributable to fewer losses on deposit accounts, recoveries from previous fraud-related losses and lower state taxes.

Special Charge
On November 1, 1999, Citizens merged with F&M. As a result, Citizens management approved, in 1999, a series of initiatives designed to achieve future cost efficiencies. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12 month period following the merger. Ongoing costs associated with these actions are recorded as a Special Charge. The Special Charge, comprised primarily of system conversion and merger-related integration costs, totaled $3.3 million ($2.0 million after-tax), or $0.05 per share in the second quarter of 2000 and $7.3 ($4.4 million after tax), or $0.10 per share, in the first half of 2000. Through the remainder of year 2000, Citizens expects to incur approximately $5 million to $6 million of additional merger-related and other integration costs that will be recorded as part of the Special Charge. In the third quarter of 2000, Citizens successfully settled a contract dispute with a former vendor of F&M. As a result, in the third quarter, Citizens will reverse against the Special Charge approximately $4 million of previously accrued contract termination costs.

Major merger integration achievements in 2000 include:

- Consolidation of F&M's 22 separate banking subsidiaries into three banks, organized by state;
- Closing of 13 F&M Bank branch offices located in Wisconsin; and
- Completion of four of a total of seven planned operating system conversions scheduled for 2000. F&M Bank Iowa was successfully converted to Citizens' integrated system on June 5, 2000. Five of F&M's former Wisconsin banks were converted to Citizens' integrated system on February 14, 2000, three more were converted on April 10, 2000 and an additional two were converted on July 10, 2000. These conversions represented 60% of F&M's loans and deposits and 66% of F&M's branch offices.

Other planned initiatives accomplished in 2000 not related to the merger include:
- Transfer of Citizens internal audit and corporate loan review functions to a third party; and
- As part of Citizens' branch reconfiguration initiative, nine Citizens branch offices were closed (1 in February and 8 in April) and on May 12, 1999, Citizens acquired three Jackson, Michigan branches operated by Great Lakes National Bank and simultaneously consolidated three existing Citizens offices in the Jackson market into the newly acquired branches.

As of June 30, 2000, the remaining liabilities associated with Citizens business combination and restructuring plan were approximately $10.0 million. The majority of the remaining balance represents personnel-related expenses and contract termination and other conversion costs (primarily recognition of obligations under existing contractual agreements related to system conversions). See Note 2. Acquisitions and Merger-Related Expenses for additional details.


INCOME TAXES
Income tax expense was $9.3 million in the second quarter of 2000, a decrease of 17.0% over the same period last year. For the six months ended June 30, 2000, income tax expense was $17.8 million, a decrease of 18.7% over the same period in 1999. Lower pre-tax earnings associated with the special charge, a higher level of tax-exempt interest income and tax benefits from the donation of appreciated marketable equity securities in the first quarter of 2000 resulted in this decrease for the three and six months ended June 30, 2000, as compared to the same period in the prior year.


FINANCIAL CONDITION
Citizens had total assets of $8.146 billion as of June 30, 2000, an increase of $209.6 million or 2.6% from March 31, 2000 and $246.5 million or 3.1% from $7.899 billion as of December 31, 1999. Average earning assets comprised 93.7% of average total assets during the first six months of 2000 compared with 93.8% in the first six months of 1999.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.7% of average earning assets during the first half of 2000, compared with 19.1% for the same period of 1999. Average investment security balances for the six months ended June 30, 2000 were up $195.0 million over the same period in 1999 primarily reflecting a balance sheet leveraging strategy deployed in the third quarter of 1999 in anticipation of the pending Branch Purchase. Citizens leveraged its future core deposit growth by utilizing short-term FHLB advances to fund purchases of longer-term Federal Agency securities. Average money market investments were down $73.4 million from the first half of 1999 levels as liquidity needs associated with strong loan growth reduced Citizens capacity to sell Federal funds.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at June 30, 2000 were up $333.0 million or 5.6% from year-end 1999 and $733.3 million or 13.3% from June 30, 1999. Citizens experienced strong loan growth in the second quarter of 2000 with total loans increasing $206.0 million, an annualized growth rate of 13.6%. Commercial loans grew at an annualized rate of 20% for the quarter and home equity and other direct consumer loans grew at an annualized rate of 21%. Average loans for the first half of 2000 were up $684.3 million or 12.8% over the same period of 1999 reflecting enhanced sales efforts, strong demand for business loans in Citizens' markets and acquisition of approximately $88 million of commercial loans from the Branch Purchase.

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

At June 30, 2000, loans considered to be impaired totaled $53.1 million (of which $24.2 million were on a nonaccrual basis). Included within this amount was $39.8 million of impaired loans for which the related allowance for loan losses was $4.4 million and $13.3 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 2000 was approximately $41.5 million. For the quarter ended June 30, 2000, Citizens recognized interest income of approximately $0.7 million. Cash collected on nonaccrual impaired loans totaled $0.4 million of which $0.2 million was applied to principal and $0.2 million was recognized using the cash basis method of income recognition.

At June 30, 1999, loans considered to be impaired totaled $30.4 million (of which $15.8 million were on a nonaccrual basis). Included within this amount was $23.8 million of impaired loans for which the related allowance for loan losses was $6.5 million and $6.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 1999 was approximately $32.4 million. For the quarter ended June 30, 1999, Citizens recognized interest income of approximately $0.3 million. Cash collected on nonaccrual impaired loans totaled $0.3 million of which $0.1 million was applied to principal and $0.2 million was recognized using the cash basis method of income recognition.

The table below provides a summary of nonperforming assets as of June 30, 2000, December 31, 1999 and June 30, 1999. Total nonperforming assets amounted to $47.1 million as of June 30, 2000, compared with $35.1 million as of December 31, 1999 and $40.5 million as of June 30, 1999. Nonperforming assets were up from year-end 1999 and June 30, 1999, but remain well below 1% of total loans and other nonperforming assets. Citizens does not anticipate a significant increase in nonperforming in the near term. Employment levels and other economic conditions in the Corporation's local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of June 30, 2000, such credits amounted to $34.9 million or 0.6% of total loans, compared with $18.9 million or 0.3% at December 31, 1999 and $18.8 million or 0.3% of total loans as of June 30, 1999. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

---------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                JUNE 30,     December 31,    June 30,
(IN THOUSANDS)                                                    2000           1999          1999
---------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                   $ 3,687       $ 1,661       $ 1,356
    From 30 to 89 days past due                                    2,295           772         1,569
    90 or more days past due                                      37,461        26,498        29,719
                                                                 -------       -------       -------
     Total                                                        43,443        28,931        32,644
  90 days past due and still accruing                                664         2,139         3,318
  Restructured                                                       419             9           114
                                                                 -------       -------       -------
     Total nonperforming loans                                    44,526        31,079        36,076

Other Repossessed Assets Acquired (ORAA)                           2,602         4,039         4,432
                                                                 -------       -------       -------
     Total nonperforming assets                                  $47,128       $35,118       $40,508
                                                                 =======       =======       =======

Nonperforming assets as a percent of total loans plus ORAA          0.75 %        0.59 %        0.73 %
Nonperforming assets as a percent of total assets                   0.58          0.45          0.55
=========================================================================================================

DEPOSITS
Total deposits decreased $4.3 million to $6.125 billion at June 30, 2000 from $6.129 billion at year-end 1999 but were up $342.8 million from June 30, 1999. Average deposits increased 4.0% in the first six months of 2000 over the same period in 1999. The increase over the June 1999 totals primarily reflects the acquisition of $442 million in deposits from the Branch Purchase in October 1999. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At June 30, 2000 Citizens had approximately $118 million in brokered deposits as an alternative source of funding, up from $15 million at year-end 1999. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $976.9 million during the first six months of 2000 compared with $250.5 million during the same period of 1999. The increase primarily reflects increased borrowings at the subsidiary bank level due to higher growth rates in loans and other earning assets than in traditional deposit funding. Long-term debt accounted for $179.1 million or 2.9% of average interest-bearing funds for the first six months of 2000, decreasing from $230.2 million or 4.2% of average interest-bearing funds for the same period in 1999. At June 30, 2000, $272.3 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $197.8 million maturing at different intervals over the next five years. These borrowings are utilized to fund the Corporation's loan growth. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.

CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At June 30, 2000, shareholders' equity was $652.4 million compared with $633.7 million at December 31, 1999 and $666.0 as of June 30, 1999. Repurchase of Citizens' common stock and unrealized fair value depreciation in the available for sale securities portfolio led to the decline in stockholders' equity in 1999. Book value per common share at June 30, 2000, December 31, 1999 and June 30, 1999 was $13.73, $13.32 and $13.86, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well capitalized designation. Citizens' capital ratios as of June 30, 2000, December 31, 1999 and June 30, 1999 is presented below.

-----------------------------------------------------------------------------------------
CAPITAL RATIOS                    Regulatory
                                  Minimum For
                                    "Well          JUNE 30,    December 31,  June 30,
                                  Capitalized"       2000         1999         1999
-----------------------------------------------------------------------------------------
Risk based capital:
  Tier I                               6.0 %           9.3 %       9.2 %       10.5 %
  Total capital                       10.0            10.5        10.5         11.7
Tier I leverage                        5.0             7.2         7.2          8.6
-----------------------------------------------------------------------------------------

In May 1998, Citizens initiated a stock repurchase plan that allowed for the repurchase of up to 600,000 shares for treasury to satisfy Citizens' obligation to issue shares under its existing employee and director stock option plans, all of which were repurchased by March 31, 2000. In January 1999, Citizens initiated a second stock repurchase plan that provided for the repurchase of up to 1,400,000 shares of its common stock for general bank purposes. All of these shares were repurchased during 1999. On May 23, 2000, Citizens approved a new stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of Citizens common stock. During the second quarter of 2000, Citizens repurchased 175,500 shares of stock under this plan at an average price of $18.07.

Citizens declared cash dividends of $0.26 per share in the second quarter of 2000, an increase of 10.6% over the $0.235 per share declared during the same period in 1999.


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

In the first half of 2000, Citizens continued its strategy to operate at lower levels of on balance sheet liquidity, thereby improving the asset mix, resulting in increased net interest income. Citizens experienced no liquidity or operational problems as a result of its liquidity levels. Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitably. At June 30, 2000, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 2000 and 1999 is illustrated below in the table on page 23.

As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $1,113.5 million at June 30, 2000 and by $621.5 million at June 30, 1999. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table below does incorporate appropriate adjustments as indicated in footnotes 1 and 2 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY                                                                                  Nonsensitive
                                                                                     TOTAL                     And
                                                 1-90       91-180      181-365      WITHIN        1-5         Over
(dollars in millions)                            Days        Days         Days       1 YEAR       Years       5 Years       Total
------------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
RATE SENSITIVE ASSETS (1)
Loans                                          $ 1,990.5   $  332.1    $   621.5   $  2,944.1   $ 2,559.1    $   747.3    $ 6,250.5
Investment securities                               45.9       17.6         57.0        120.5       560.8        694.9      1,376.2
Short-term investments                               1.6        ---          ---          1.6         ---          ---          1.6
                                               ---------    -------    ---------   ----------   ---------    ---------    ---------
Total                                          $ 2,038.0   $  349.7    $   678.5   $  3,066.2   $ 3,119.9    $ 1,442.2    $ 7,628.3
                                               =========   ========    =========   ==========   =========    =========    =========

RATE SENSITIVE LIABILITIES
Deposits (2)                                   $   991.5   $  660.1    $ 1,251.9   $  2,903.5   $ 2,006.8    $   242.6    $ 5,152.9
Other interest bearing liabilities               1,124.6      100.9         50.7      1,276.2        12.4          8.6      1,297.2
                                               ---------   --------    ---------   ----------   ---------    ---------    ---------
Total                                          $ 2,116.1   $  761.0    $ 1,302.6   $  4,179.7   $ 2,019.2    $   251.2    $ 6,450.1
                                               =========   ========    =========   ==========   =========    =========    =========

Period GAP (3)                                 $  (78.1)   $(411.3)    $ (624.1)   $(1,113.5)   $ 1,100.7    $ 1,191.0    $ 1,178.2
Cumulative GAP                                    (78.1)    (489.4)    (1,113.5)                   (12.8)      1,178.2
Cumulative GAP to Total Assets                   (0.96)%    (6.01)%     (13.67)%     (13.67)%     (0.16)%       14.46%       14.46%
Multiple of Rate Sensitive Assets
to Liabilities                                      0.96       0.46         0.52         0.73        1.55        5.74          1.18

====================================================================================================================================
JUNE 30, 1999
RATE SENSITIVE ASSETS (1)
Loans                                          $ 1,666.1   $  346.8    $   594.4    $ 2,607.3   $ 2,255.6    $   654.3    $ 5,517.2
Investment securities                              136.0       55.4        106.3        297.7       516.2        508.5      1,322.4
Short-term investments                              33.5        ---          ---         33.5         ---          ---         33.5
                                               ---------   --------    ---------    ---------   ---------    ---------    ---------
Total                                          $ 1,835.6   $  402.2    $   700.7    $ 2,938.5   $ 2,771.8    $ 1,162.8    $ 6,873.1
                                               =========   ========    =========    =========   =========    =========    =========

RATE SENSITIVE LIABILITIES
Deposits (2)                                   $   933.0   $  682.7    $ 1,185.1    $ 2,800.8   $ 1,813.2    $   258.4    $ 4,872.4
Other interest bearing liabilities                 510.0      219.8         29.4        759.2        30.7         39.0        828.9
                                               ---------   --------    ---------    ---------   ---------    ---------    ---------
Total                                          $ 1,443.0   $  902.5    $ 1,214.5    $ 3,560.0   $ 1,843.9    $   297.4    $ 5,701.3
                                               =========   ========    =========    =========   =========    =========    =========

Period GAP (3)                                 $   392.6   $(500.3)    $ (513.8)    $ (621.5)   $   927.9    $   865.4    $ 1,171.8
Cumulative GAP                                     392.6    (107.7)      (621.5)                    306.4      1,171.8
Cumulative GAP to Total Assets                     5.34%    (1.47)%      (8.45)%      (8.45)%       4.17%       15.94%       15.94%
Multiple of Rate Sensitive Assets
to Liabilities                                      1.27       0.45         0.58         0.83        1.50         3.91         1.21

====================================================================================================================================

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2) Includes interest bearing savings and demand deposits of $794 million and $798 million in 2000 and 1999, respectively, in the less than one year category, and $1.479 billion and $1.513 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

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

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 2000, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     10.1 Amended and Restated Change in Control Agreement
     10.2 First Amendment to the Citizens Banking Corporation Third Amended Stock Option Plan
     10.3 First Amendment to the Citizens Banking Corporation Stock Option Plan For Directors
     10.4 Citizens Banking Corporation All-Employee Stock Option Plan
       27 Financial Data Schedule
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the six-month period ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    August 11, 2000                By    /s/ John W. Ennest
    ------------------------              ---------------------------------
                                          John W. Ennest
                                          Vice Chairman of the Board, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)

                                 Exhibit Index
                                 -------------

Exhibit No.               Description
-----------               -----------
    27                    Financial Data Schedule

   10.1                   Amended and Restated
                          Change in Control Agreement

   10.2                   First Amendment to the Citizens Banking Corporation
                          Third Amended Stock Option plan

   10.3                   First Amendment to the Citizens Banking Corporation
                          Stock Option Plan For Directors

   10.4                   Citizens Banking Corporation
                          All Employee Stock Option Plan