Form 10-Q
period 2000-09-30
CITIZENS BANKING CORP
filed 2000-11-14
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended     September 30, 2000
                     --------------------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               ----------------    -----------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                   38-2378932
--------------------------------------------        ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

    328 S. Saginaw St., Flint, Michigan                        48502
--------------------------------------------        ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                               X  Yes       No
                                                              ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 10, 2000
-------------------------------                --------------------------------
  Common Stock, No Par Value                          46,902,028 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q


                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements.................... .......... 3

   Item 2 - Management's Discussion and Analysis of Financial Condition
            And Results of Operations....................................... 11

   Item 3 - Quantitative and Qualitative Disclosure of Market Risk...........26

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................... 26

   Item 2 - Changes in Securities........................................... 26

   Item 3 - Defaults upon Senior Securities................................. 26

   Item 4 - Submission of Matters to a Vote of Security Holders............. 26

   Item 5 - Other Information............................................... 26

   Item 6 - Exhibits and Reports on Form 8-K................................ 26

SIGNATURES.................................................................. 27

EXHIBIT INDEX............................................................... 28

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                   SEPTEMBER 30,         December 31,
(in thousands)                                                      2000                  1999
--------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)            (Note 1)
ASSETS
Cash and due from banks                                          $   236,147          $   250,745
Money market investments:
  Interest-bearing deposits with banks                                 1,849                  755
  Federal funds sold                                                   5,220               63,048
                                                                 -----------          -----------
    Total money market investments                                     7,069               63,803
Securities available-for-sale:
  U.S. Treasury and federal agency securities                        869,950              920,435
  State and municipal securities                                     405,164              368,732
  Other securities                                                    85,872              108,180
                                                                 -----------          -----------
    Total investment securities                                    1,360,986            1,397,347
Loans:
  Commercial                                                       3,187,302            2,875,387
  Real estate construction                                           231,297              185,352
  Real estate mortgage                                             1,510,443            1,440,104
  Consumer                                                         1,476,995            1,416,640
                                                                 -----------          -----------
    Total loans                                                    6,406,037            5,917,483
Less: Allowance for loan losses                                      (81,074)             (76,397)
                                                                 -----------          -----------
  Net loans                                                        6,324,963            5,841,086
Premises and equipment                                               141,110              141,460
Intangible assets                                                     93,694               97,032
Other assets                                                         111,642              107,884
                                                                 -----------          -----------
TOTAL ASSETS                                                     $ 8,275,611          $ 7,899,357
                                                                 ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                                          $   953,006          $   965,849
    Interest-bearing                                               5,201,374            5,163,149
                                                                 -----------          -----------
    Total deposits                                                 6,154,380            6,128,998
Federal funds purchased and securities sold
  under agreements to repurchase                                     386,286              276,805
Other short-term borrowings                                          540,611              660,474
Other liabilities                                                     82,170               72,307
Long-term debt                                                       447,211              127,104
                                                                 -----------          -----------
    Total liabilities                                              7,610,658            7,265,688
Shareholders' Equity:
  Preferred stock - No par value                                         ---                  ---
  Common stock - No par value                                        213,720              226,972
  Retained earnings                                                  458,615              424,140
  Accumulated other comprehensive income                              (7,382)             (17,443)
                                                                 -----------          -----------
    Total shareholders' equity                                       664,953              633,669
                                                                 -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 8,275,611          $ 7,899,357
                                                                 ===========          ===========
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                          Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
(in thousands, except per share amounts)                               2000          1999           2000           1999
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                         $ 138,835      $116,966       $ 395,506      $339,810
  Interest and dividends on investment securities:
    Taxable                                                             16,387        16,486          50,054        42,574
    Nontaxable                                                           5,087         4,298          15,180        12,546
  Money market investments                                                  38           424              99         2,207
                                                                     ---------      --------       ---------      --------
     Total interest income                                             160,347       138,174         460,839       397,137
                                                                     ---------      --------       ---------      --------
INTEREST EXPENSE
  Deposits                                                              59,676        48,241         166,284       145,303
  Short-term borrowings                                                 14,959         8,576          44,251        14,029
  Long-term debt                                                         6,087         2,956          11,690         9,194
                                                                     ---------      --------       ---------      --------
      Total interest expense                                            80,722        59,773         222,225       168,526
                                                                     ---------      --------       ---------      --------
NET INTEREST INCOME                                                     79,625        78,401         238,614       228,611
Provision for loan losses                                                4,642         4,370          15,088        13,253
                                                                     ---------      --------       ---------      --------
      Net interest income after provision for loan losses               74,983        74,031         223,526       215,358
                                                                     ---------      --------       ---------      --------
NONINTEREST INCOME
  Service charges on deposit accounts                                    6,825         5,598          19,553        15,502
  Trust fees                                                             5,901         5,350          18,312        16,278
  Bankcard fees                                                          2,865         2,330           8,226         6,729
  Brokerage and investment fees                                          1,752         1,279           5,770         3,304
  Mortgage and other loan income                                         1,402         1,092           3,126         5,180
  Investment securities gains (losses)                                      (5)           39              (6)          532
  Premium on sale of deposits                                              ---           ---             ---         1,348
  Gain on sale of equity security                                          ---           ---             ---         5,693
  Other                                                                  4,470         3,882          11,983        11,511
                                                                     ---------      --------       ---------      --------
      Total noninterest income                                          23,210        19,570          66,964        66,077
                                                                     ---------      --------       ---------      --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                        31,309        30,432          94,501        91,257
  Equipment                                                              4,824         4,126          14,222        12,279
  Occupancy                                                              4,009         4,065          12,660        11,564
  Data processing fees                                                   3,223         2,411           8,936         7,238
  Professional services                                                  2,771         2,211           7,779         5,370
  Intangible asset amortization                                          2,619         1,864           7,858         5,610
  Bankcard fees                                                          2,202         2,108           6,713         5,378
  Postage and delivery                                                   1,750         1,572           5,147         4,704
  Advertising and public relations                                       1,493         1,042           4,534         4,300
  Special charge                                                           (99)          ---           7,189           ---
  Other                                                                  7,470         9,720          21,933        29,973
                                                                     ---------      --------       ---------      --------
     Total noninterest expense                                          61,571        59,551         191,472       177,673
                                                                     ---------      --------       ---------      --------
INCOME BEFORE INCOME TAXES                                              36,622        34,050          99,018       103,762
Income taxes                                                            10,893        10,625          28,713        32,539
                                                                     ---------      --------       ---------      --------
NET INCOME                                                           $  25,729      $ 23,425       $  70,305      $ 71,223
                                                                     =========      ========       =========      ========
NET INCOME PER SHARE:
  Basic                                                              $    0.54      $   0.49       $    1.48      $   1.47
  Diluted                                                                 0.54          0.49            1.47          1.46
AVERAGE SHARES OUTSTANDING:
  Basic                                                                 47,235        47,774          47,495        48,361
  Diluted                                                               47,518        48,166          47,659        48,853
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                              Accumulated
                                                                                                  Other
                                                                Common         Retained      Comprehensive
(in thousands except per share amounts)                          Stock          Earnings         Income           Total
--------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1999                                    $ 230,291       $ 444,551       $  (8,647)      $ 666,195
  Net income                                                                       (9,229)                         (9,229)
  Net unrealized loss on securities available-for-sale,
   net of tax effect                                                                               (8,796)         (8,796)
                                                                                                                ---------
   Total comprehensive income                                                                                     (18,025)
 Exercise of stock options, net of
  shares purchased                                                    830                                             830
 Shares acquired for retirement                                    (4,149)                                         (4,149)
 Cash dividends - $0.235 per share                                                (11,182)                        (11,182)
                                                                ---------       ---------       ---------       ---------
BALANCE - DECEMBER 31, 1999                                       226,972         424,140         (17,443)        633,669
  Net income                                                                       21,885                          21,885
  Net unrealized loss on securities available-for-sale,
   net of tax effect                                                                                 (231)           (231)
                                                                                                                ---------
   Total comprehensive income                                                                                      21,654
  Exercise of stock options, net of
   shares purchased                                                   261                                             261
  Shares acquired for retirement                                     (669)                                           (669)
  Cash dividends - $0.235 per share                                               (11,173)                        (11,173)
                                                                ---------       ---------       ---------       ---------
BALANCE - MARCH 31, 2000                                        $ 226,564       $ 434,852       $ (17,674)      $ 643,742
  Net income                                                                       22,691                          22,691
  Net unrealized gain on securities available-for-sale,
   net of tax effect                                                                                1,153           1,153
                                                                                                                ---------

   Total comprehensive income                                                                                      23,844
  Exercise of stock options, net of
   shares purchased                                                   380                                             380
 Shares acquired for retirement                                    (3,171)                                         (3,171)
 Cash dividends - $0.26 per share                                                 (12,362)                        (12,362)
                                                                ---------       ---------       ---------       ---------
BALANCE - JUNE 30, 2000                                         $ 223,773       $ 445,181       $ (16,521)      $ 652,433
  Net income                                                                       25,729                          25,729
  Net unrealized gain on securities available-for-sale,
   net of tax effect                                                                                9,139           9,139
                                                                                                                ---------

   Total comprehensive income                                                                                      34,868
  Exercise of stock options, net of
   shares purchased                                                   642                                             642
  Shares acquired for retirement                                  (10,695)                                        (10,695)
  Cash dividends - $0.26 per share                                                (12,295)                        (12,295)
                                                                ---------       ---------       ---------       ---------
Balance - September 30, 2000                                    $ 213,720       $ 458,615       $  (7,382)      $ 664,953
                                                                =========       =========       =========       =========
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                              Nine Months Ended
                                                                                September 30,
(in thousands)                                                            2000                  1999
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                          $  70,305             $  71,223
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                             15,088                13,253
   Depreciation                                                          11,611                10,443
   Amortization of intangibles                                            7,858                 5,610
   Net amortization on investment securities                                 (8)                2,320
   Investment securities (gains) losses                                       6                  (532)
   Loans originated for sale                                            (70,211)             (103,013)
   Proceeds from loan sales                                              70,395               103,823
   Donation of equity security                                            1,116                   ---
   Accrued merger related and other charges                             (13,439)                  ---
   Other                                                                 11,881                (1,212)
                                                                     ----------            ----------
      Net cash provided by operating activities                         104,602               101,915

INVESTING ACTIVITIES:

  Net decrease in money market investments                               56,734                82,725
  Securities available-for-sale:
    Proceeds from sales                                                   5,766                13,560
    Proceeds from maturities                                            140,525               306,136
    Purchases                                                           (94,075)             (564,587)
  Securities held-to-maturity:
    Proceeds from maturities                                                ---                17,426
    Purchases                                                               ---               (58,087)
  Net increase in loans                                                (498,901)             (333,258)
  Net increase in premises and equipment                                (10,151)              (15,515)
  Acquisitions (net of cash acquired)                                    26,008                 5,447
                                                                     ----------            ----------
     Net cash used by investing activities                             (374,094)             (546,153)


FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                          (247,155)             (115,219)
  Net increase in time deposits                                         241,530                29,145
  Net increase (decrease) in short-term borrowings                      (10,382)              636,625
  Proceeds from issuance of long-term debt                              690,000                24,253
  Principal reductions in long-term debt                               (370,017)              (62,781)
  Cash dividends paid                                                   (35,830)              (30,618)
  Proceeds from stock options exercised                                   1,283                 2,518
  Shares acquired for retirement                                        (14,535)              (49,717)
                                                                     ----------            ----------
    Net cash provided by financing activities                           254,894               434,206
                                                                     ----------            ----------
Net decrease in cash and due from banks                                 (14,598)              (10,032)
Cash and due from banks at beginning of period                          250,745               221,880
                                                                     ----------            ----------
Cash and due from banks at end of period                              $ 236,147             $ 211,848
                                                                     ==========            ==========
---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 1999 Annual Report on Form 10-K.


NOTE 2. ACQUISITIONS AND MERGER-RELATED EXPENSES
   On May 12, 2000, Citizens Banking Corporation completed the purchase of three Jackson, Michigan offices of Great Lakes National Bank with approximately $31 million in deposits.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M") headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense (the "Special Charge"), $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. Certain ongoing merger integration activities pertaining to the November 1, 1999 merger with F&M, are targeted by the plan for implementation over a 12-month period following the merger.

   In the third quarter of 2000, Citizens successful contract settlement with a former vendor of F&M resulted in the reversal of approximately $3.9 million in previously accrued contract termination costs. As a result, merger-related, restructuring and other integration costs, the Special Charge, in the third quarter was a net gain of $99,000 ($40,000 after-tax). Year-to-date, the Special Charge totaled $7.2 ($4.4 million after tax), or $0.10 per share. For the remainder of 2000, Citizens expects to incur net merger-related and other integration costs of approximately $2 million to $3 million that will be recorded as part of the Special Charge. The Noninterest Expense section, under the subheading Special Charge, of Management's Discussion and Analysis of Financial Condition and Results of Operations" provides additional details.

   As of September 30, 2000, the remaining liabilities associated with the business combination and restructuring plan were approximately $3.9 million. As shown in the following table, the majority of the remaining balance represents personnel-related expenses and contract termination and other conversion costs.

------------------------------------------------------------------------------------------------------------------------------
              DESCRIPTION OF COSTS                  Estimated                          Liability At
                                                   Liability At      ---------------------------------------------------
(in thousands)                                     Acquisition       12/31/99       3/31/00        6/30/00       9/30/00
------------------------------------------------------------------------------------------------------------------------------
Employee benefits and severance                     $  7,481.9      $ 7,337.9      $ 6,680.0     $  5,232.4     $ 3,613.1
Contract termination and other conversion costs       13,597.8        9,356.9        5,810.7        4,678.5         253.2
Professional fees                                      6,345.2          634.5          165.6          132.3          81.5
Facilities and equipment                               3,354.9            ---            ---            ---           ---
Goodwill & core deposit premium write-down             2,349.1            ---            ---            ---           ---
Equity investment write-down                             519.9            ---            ---            ---           ---
Charitable trust                                       2,500.0            ---            ---            ---           ---
Other                                                  4,049.4           57.6            ---            ---           ---
                                                   -----------     ----------    -----------    -----------     ---------
    Total                                           $ 40,198.2      $17,386.9     $ 12,656.3     $ 10,043.2     $ 3,947.8
                                                   ===========     ==========    ===========    ===========     =========

------------------------------------------------------------------------------------------------------------------------------

NOTE 3. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the three and nine month periods ended September 30, 2000 and 1999 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 1999 Annual Report on Form 10-K. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Special
                                                                                                                Charge
                                                                                                       Net        And
                                             Commercial   Retail   Financial                        Operating    Other
(in thousands)                                 Banking    Banking   Services     F&M       Other      Income     Items     Total
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED
SEPTEMBER 30, 2000
Net interest income (taxable equivalent)      $ 22,457   $ 35,530   $    337   $ 26,208   $ (1,373)  $ 83,159        --   $ 83,159
Provision for loan losses                        1,671      2,190         --        832        (51)     4,642        --      4,642
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Net interest income after provision          20,786     33,340        337     25,376     (1,322)    78,517        --     78,517
Noninterest income                               2,815      9,054      6,466      4,161        714     23,210        --     23,210
Noninterest expense                             10,055     24,376      4,470     17,319      5,450     61,670       (99)    61,571
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Income (loss) before income taxes            13,546     18,018      2,333     12,218     (6,058)    40,057        99     40,156
Income tax expense (taxable equivalent)          4,736      6,307        816      4,571     (2,062)  $ 14,368        59     14,427
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Net income (loss)                             8,810     11,711      1,517      7,647     (3,996)  $ 25,689        40     25,729
                                                                                                     ========             ========
Allocation of special charge and
  other unusual items                               --         --         --        313       (273)                 (40)        --
                                              --------   --------   --------   --------   --------             --------   --------
   Net income (loss)                          $  8,810   $ 11,711   $  1,517   $  7,960   $ (4,269)                  --   $ 25,729
                                              ========   ========   ========   ========   ========             ========   ========

-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED
SEPTEMBER 30, 1999
Net interest income (taxable equivalent)      $ 18,219   $ 28,622   $    324   $ 28,131   $  6,150   $ 81,446        --   $ 81,446
Provision for loan losses                        1,073      3,136         --        771       (610)     4,370        --      4,370
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Net interest income after provision          17,146     25,486        324     27,360      6,760     77,076        --     77,076
Noninterest income                               2,674      7,089      6,198      3,749       (140)    19,570        --     19,570
Noninterest expense                              9,784     18,327      4,839     15,649      8,456     57,055     2,496     59,551
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Income (loss) before income taxes            10,036     14,248      1,683     15,460     (1,836)    39,591    (2,496)    37,095
Income tax expense (taxable equivalent)          3,513      4,986        589      5,937       (481)    14,544      (874)    13,670
                                              --------   --------   --------   --------   --------   --------  --------   --------
   Net income (loss)                             6,523      9,262      1,094      9,523     (1,355)  $ 25,047    (1,622)    23,425
                                                                                                     ========             ========
Allocation of special charge and
  other unusual items                               --     (4,222)        --         --      2,600                1,622         --
                                              --------   --------   --------   --------   --------             --------   --------
   Net income (loss)                          $  6,523   $  5,040   $  1,094   $  9,523   $  1,245                   --   $ 23,425
                                              ========   ========   ========   ========   ========             ========   ========

-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Special
                                                                                                               Charge
                                                                                                   Net          And
                                        Commercial    Retail   Financial                        Operating      Other
(in thousands)                          Banking      Banking   Services     F&M       Other       Income       Items       Total
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - NINE MONTHS ENDED
SEPTEMBER 30, 2000
Net interest income (taxable equivalent) $ 64,638   $ 101,476  $    995    $ 79,965   $  1,977   $ 249,051   $   ---     $ 249,051
Provision for loan losses                   3,997       7,934       ---       1,708      1,449      15,088       ---        15,088
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Net interest income after provision      60,641      93,542       995      78,257        528     233,963       ---       233,963
Noninterest income                          8,335      24,500    19,939      11,837      2,353      66,964       ---        66,964
Noninterest expense                        30,494      76,726    13,719      47,862     15,482     184,283     7,189       191,472
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Income (loss) before income taxes        38,482      41,316     7,215      42,232    (12,601)    116,644    (7,189)      109,455
Income tax expense (taxable equivalent)    13,469      14,461     2,525      15,454     (3,933)     41,976    (2,826)       39,150
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Net income (loss)                        25,013      26,855     4,690      26,778     (8,668)  $  74,668    (4,363)       70,305
                                                                                                 =========
Allocation of special charge and
 other unusual items                          ---         ---       ---      (3,744)      (619)                4,363           ---
                                         --------   ---------  --------    --------   --------               -------     =--------
  Net income (loss)                      $ 25,013   $  26,855  $  4,690    $ 23,034   $ (9,287)              $   ---     $  70,305
                                         ========   =========  ========    ========   ========               =======     =========

-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - NINE MONTHS ENDED
SEPTEMBER 30, 1999
Net interest income (taxable equivalent) $ 53,716   $  85,210  $  1,038    $ 82,408   $ 15,208   $ 237,580   $   ---    $  237,580
Provision for loan losses                   1,723      11,600       ---       1,954     (2,024)     13,253       ---        13,253
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Net interest income after provision      51,993      73,610     1,038      80,454     17,232     224,327       ---       224,327
Noninterest income                          7,206      20,974    17,952      12,121        783      59,036     7,041        66,077
Noninterest expense                        26,925      62,920    12,913      47,266     21,153     171,177     6,496       177,673
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Income (loss) before income taxes        32,274      31,664     6,077      45,309     (3,138)    112,186       545       112,731
Income tax expense (taxable equivalent)    11,296      11,081     2,127      17,477       (664)     41,317       191        41,508
                                         --------   ---------  --------    --------   --------   ---------   -------     ---------
  Net income (loss)                        20,978      20,583     3,950      27,832     (2,474)  $  70,869       354        71,223
                                                                                                 =========
Allocation of special charge and
 other unusual items                          ---      (3,346)      ---        ---       3,700                 (354)           ---
                                         --------   ---------  --------    --------   --------               -------     ---------
  Net income (loss)                      $ 20,978   $  17,237  $  3,950    $ 27,832   $  1,226               $   ---     $  71,223
                                         ========   =========  ========    ========   ========               =======     =========
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
 (in thousands, except per share amounts)                                  2000          1999        2000        1999
-----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income
  available to common shareholders                                       $ 25,729     $ 23,425    $ 70,305     $ 71,223
                                                                         ========     ========    ========     ========

DENOMINATOR:
Basic earnings per share -- weighted average shares                        47,235       47,774      47,495       48,361

Effect of dilutive securities -- potential conversion of
  employee stock options                                                      283          392         164          492
                                                                         --------       ------      ------      -------

Diluted earnings per share -- adjusted weighted-average
  shares and assumed conversions                                           47,518       48,166      47,659       48,853
                                                                         ========     ========    ========     ========

BASIC EARNINGS PER
SHARE                                                                    $   0.54     $   0.49    $   1.48     $   1.47
                                                                         ========     ========    ========     ========

DILUTED EARNINGS PER SHARE                                               $   0.54     $   0.49    $   1.47     $   1.46
                                                                         ========     ========    ========     ========
------------------------------------------------------------------------------------------------------------------------------------

   During the third quarter of 2000, employees exercised stock options to acquire 34,319 shares at an average exercise price of $18.73 per share.


NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                      FOR QUARTER ENDED
                                                            -----------------------------------------------------------------------
                                                            SEPTEMBER 30,     JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                                2000            2000         2000        1999 (1)        1999 (1)
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                           $ 160,347      $ 153,406     $ 147,086     $ 144,422        $ 138,174
  Net interest income                                          79,625         79,528        79,461        81,031           78,401
  Provision for loan losses                                     4,642          5,162         5,284        11,422            4,370
  Investment securities gains (losses)                             (5)           ---            (1)       (3,584)              39
  Other noninterest income                                     23,215         22,626        21,129        19,499           19,531
  Noninterest expense before special charge                    61,670         61,735        60,878        59,105           59,551
  Special charge:
    Before-tax                                                    (99)         3,289         3,999        40,198              ---
    After-tax                                                     (40)         1,994         2,409        28,403              ---
  Income taxes                                                 10,893          9,277         8,543        (4,550)          10,625
  Net income                                                   25,729         22,691        21,885        (9,229)          23,425
  Net operating income (2)                                     25,689         24,685        24,294        25,833           25,047
  Cash dividends (3)                                           12,295         12,362        11,173        11,182           10,493
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income                                          $    0.54      $    0.48     $    0.46     $   (0.19)       $    0.49
  Diluted net income                                             0.54           0.47          0.46         (0.19)            0.49
  Diluted - net operating income (2)                             0.54           0.52          0.51          0.54             0.52
  Cash dividends (3)                                             0.26           0.26         0.235         0.235            0.235
  Market value (end of period)                                  23.00          16.23         19.50         22.38            26.13
  Book value (end of period)                                    14.15          13.73         13.52         13.32            13.95
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                    $   8,276      $   8,146     $   7,936     $   7,899        $   7,530
  Loans                                                         6,406          6,251         6,045         5,918            5,649
  Deposits                                                      6,154          6,125         6,106         6,129            5,787
  Shareholders' equity                                            665            652           644           634              666
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                    $   8,164      $   8,016     $   7,865     $   7,749        $   7,446
  Loans                                                         6,311          6,148         5,954         5,804            5,576
  Deposits                                                      6,159          6,036         6,109         6,156            5,821
  Shareholders' equity                                            657            641           635           661              661
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                       1.25 %         1.14 %        1.12 %       (0.47)%           1.25 %
  Net operating return on average assets (2)                     1.25           1.24          1.24          1.32             1.33
  Return on average shareholders' equity                        15.58          14.24         13.86         (5.54)           14.06
  Net operating return on average shareholders' equity (2)      15.56          15.49         15.39         15.51            15.03
  Net interest margin (FTE)                                      4.31           4.40          4.49          4.63             4.64
  Net loans charged off to average loans                         0.23           0.27          0.18          0.53             0.29
  Average equity to average assets                               8.05           8.00          8.07          8.53             8.88
  Allowance for loan losses ratio                                1.27           1.28          1.31          1.29             1.26
  Nonperforming assets to loans plus ORAA (end of period)        0.84           0.75          0.67          0.59             0.69
  Nonperforming assets to total assets (end of period)           0.65           0.58          0.51          0.45             0.52
  Leverage ratio                                                 7.19           7.23          7.30          7.20             8.40
  Tier 1 capital ratio                                           9.20           9.25          9.40          9.20            11.30
  Total capital ratio                                           10.45          10.50         10.60         10.50            12.50
-----------------------------------------------------------------------------------------------------------------------------------

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

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three-and nine months ended September 30, 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 1999 Annual Report on Form 10-K.

To better understand underlying trends and performance, and to present financial performance on an "operating basis" Citizens has excluded special charges associated with merger and integration costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results. A quarterly summary of selected financial data for the five-quarter period ended September 30, 2000 is presented in the table on page 11.


EARNINGS SUMMARY
Citizens earned net income of $25,729,000 for the three months ended September 30, 2000, or $0.54 per share, compared with net income of $23,425,000, or $0.49 per share, for the same quarter of 1999. On an operating basis, Citizens earned $25,689,000, or $0.54 per share, compared with $25,047,000 or $0.52 per share for the same period in 1999. Operating returns on average assets and average equity for the third quarter of 2000 were 1.25% and 15.56%, respectively, compared with 1.33% and 15.03% in 1999. For the first nine months of 2000, net income was $70,305,000, or 1.47 per share, compared with $71,223,000, or 1.46 per share, for the same period in 1999. On an operating basis, net income was $74,668,000, or $1.57 per share, compared with $70,869,000, or $1.45 per share in 1999, representing an increase of 8.3% on a per diluted share basis. Operating returns on average assets and average equity during the first nine months of 2000 were 1.24% and 15.49%, respectively, compared with 1.32% and 14.06%, respectively, in 1999.

Operating earnings for the first nine months of 2000 exclude nonrecurring pretax merger-related costs (the "Special Charge") of $7,189,000 ($4,363,000 after-tax) for the on-going conversion and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. See Note 2. Acquisitions and Merger-Related Expenses to Citizens consolidated financial statements for additional details. Operating earnings for the first nine months of 1999 exclude various one-time gains and charges, which resulted in a net gain of $545,000 ($354,000 after-tax). This net gain is comprised of a $1,348,000 ($876,000 after-tax) gain from the sale of a branch deposits in the first quarter; a gain of $5,693,000 ($3,700,000 after-tax) from the sale of Citizens' equity position in Magic Line, Inc., an ATM processor in the second quarter; a one-time charge of $6,246,000 ($4,060,000 after-tax) in the third quarter as a result of a fraudulent check kiting scheme; a charge of $4,000,000 ($2,600,000 after-tax) in the second quarter to accrue Citizens' commitment to fund a charitable trust, and the subsequent reversal of $3,750,000 ($2,438,000 after-tax) of the charitable trust contribution accrual in the third quarter as a partial offset to the fraud loss.

The improvement in operating earnings for three and nine months ended September 30, 2000 reflect increased noninterest income and higher net interest income from growth in earning assets offset, in part, by a higher provision for loan losses and increases in operating expense. On an operating basis, noninterest income, excluding securities gains and losses, was $23,215,000 for the third quarter of 2000 and $66,970,000 for the first nine months of 2000, reflecting increases of $3,684,000, or 18.9%, and $8,466,000, or 14.5%, respectively, over the same periods in 1999. In both the three and nine month periods there were significant increases in brokerage and investment fees, deposit service charges, bankcard fees, and trust fees. Mortgage and related fee income was up significantly in the third quarter but was still down on a year-to-date basis. Noninterest expense, on an operating basis, was $61,670,000 in the third quarter of 2000, an increase of $4,615,000 or 8.1% over the same period of 1999. For the first nine months of 2000, noninterest expense, on an operating basis, was $184,283,000, an increase of $13,106,000, or 7.7%, over the same period of 1999.
Increases in both the three and nine month periods reflect higher compensation, professional services costs, intangible asset amortization, bankcard fees, data processing fees, telecommunication costs, and equipment and occupancy costs. Growth from the Branch Purchase along with costs associated with ongoing revenue enhancement and cost efficiency initiatives generated most of the increases.

LINES OF BUSINESS REPORTING
The Corporation operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 17 to the Corporation's 1999 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net operating income by each business line is presented below.

-----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
(in thousands)                                                2000             1999               2000            1999
-----------------------------------------------------------------------------------------------------------------------
Commercial Banking                                          $ 8,810          $ 6,523            $25,013         $20,978
Retail Banking                                               11,711            9,262             26,855          20,583
Financial Services                                            1,517            1,094              4,690           3,950
F&M                                                           7,647            9,523             26,778          27,832
Other                                                        (3,996)          (1,355)            (8,668)         (2,474)
                                                            -------          -------            -------         -------
Total operating income                                      $25,689          $25,047            $74,668         $70,869
                                                            =======          =======            =======         =======
-----------------------------------------------------------------------------------------------------------------------



The increase in Commercial Banking operating income for the three and nine months ended September 30, 2000 was due to increases in Citizens prime lending rate and growth in overall commercial account relationships, including strong loan growth, increased demand deposits and related service charges, and expanded cash management services. Retail Banking operating income increased in 2000 as a result of higher net interest income, generated from greater direct and indirect consumer loan volumes, increased deposit levels, and improved spreads on core deposits; higher noninterest income; and reduced loan charge-offs partially offset by higher operating expense. Financial Services operating income improved in 2000 due to strong growth in trust, brokerage and investment advisory services revenue (partially offset by higher compensation and other expenses), introduction of new products and services and successful sales efforts. The decrease in F&M's operating income in 2000 reflects lower net interest income from a declining net interest margin, partially offset by merger cost efficiencies and a lower provision for loan losses. Operating income in the Other category decreased as higher funding costs lowered net interest income in Citizens' treasury unit. The higher funding costs reflect higher long and short-term borrowing levels as well as Citizens sensitivity to higher interest rates.


NET INTEREST INCOME
Tax equivalent net interest income, Citizens' principal source of earnings, increased $1.713 million, or 2.1%, to $83.159 million in the third quarter of 2000 from $81.446 million for the same period in 1999. For the first nine months of 2000, tax equivalent net interest income increased $11.471 million, or 4.8%, to $249.051 million from $237.580 million a year ago. A higher level of earning assets, partially offset by increases in interest-bearing deposits and borrowing balances, and a lower net interest margin, led to this increase. Detailed analyses of net interest income, with average balances and related interest rates for the three and nine months ended September 30, 2000 and 1999 are presented on pages 15 and 16. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table on page 14.

For both the three and nine month periods ended September 30, 2000, net favorable volume variances, offset in part, by unfavorable rate related variances in net interest income resulted in an increases of $1,224,000 and $10,003,000, respectively, in net interest income, as compared to the same periods in 1999. Yields on earning assets for the three and nine months ended September 30, 2000 increased to 8.48% and 8.32%, respectively, from 8.06% for the year-ended 1999 and 8.02% for the three and nine months ended September 30, 1999. Management's decision to reposition the securities portfolio following the merger with F&M, in November 1999, as well as increases in Citizens' prime lending rate in the last two months of 1999 and in the first half of 2000 were major factors of this increase. The cost of interest-bearing liabilities for the three and nine-months ended September 30, 2000 increased to 4.97% from 4.09% and to 4.67% from 4.05%, respectively, as compared with the same periods in 1999. A higher overall interest rate environment and increased levels of relatively higher cost Federal Home Loan Bank ("FHLB") borrowings fueled this increase. Although Citizens continues to be successful at attracting new deposits, loan growth has outpaced deposit growth and required the use of FHLB advances and other purchased funds to support the higher level of earning assets.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.31% for the third quarter and 4.40% for the first nine months of 2000, a decline of 33 and 29 basis points, respectively, over the same periods in 1999. Compared to last quarter, net interest margin was down 9 basis points. The decrease in net interest margin is primarily due to a change in funding mix and increases in short-term interest rates by the Federal Reserve.

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


------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                            2000 Compared with 1999
                              ------------------------------------------------------------------------------------
                                  Three Months Ended September 30,            Nine Months Ended September 30,
                                  --------------------------------            -------------------------------
                                                  Increase (Decrease)                        Increase (Decrease)
                                  Net               Due to Change in           Net             Due to Change in
                                                ----------------------                      ----------------------
(in thousands)                  Change (1)      Rate         Volume (2)     Change (1)      Rate         Volume (2)
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Money market investments      $   (386)      $    154       $   (540)      $ (2,108)      $    586       $ (2,694)
Investment securities:
  Taxable                          (99)           970         (1,069)         7,480          2,996          4,484
  Tax-exempt                       789            (17)           806          2,634           (128)         2,762
Loans:
  Commercial                    20,186          3,449         16,737         48,681          8,424         40,257
  Real estate                   (2,565)           558         (3,123)        (3,552)          (432)        (3,120)
  Consumer                       4,248            627          3,621         10,567            830          9,737
                              --------       --------       --------       --------       --------       --------
    Total                       22,173          5,741         16,432         63,702         12,276         51,426
                              --------       --------       --------       --------       --------       --------

INTEREST EXPENSE
Deposits:
  Demand                          (224)          (245)            21           (355)          (502)           147
  Savings                        1,383            138          1,245          5,193          2,617          2,576
  Time                          10,276          4,479          5,797         16,143          7,006          9,137
Short-term borrowings            6,383          2,580          3,803         30,222          3,875         26,347
Long-term debt                   3,131            481          2,650          2,496          1,467          1,029
                              --------       --------       --------       --------       --------       --------
    Total                       20,949          7,433         13,516         53,699         14,463         39,236
                              --------       --------       --------       --------       --------       --------
NET INTEREST INCOME           $  1,224       $ (1,692)      $  2,916       $ 10,003       $ (2,187)      $ 12,190
                              ========       ========       ========       ========       ========       ========

------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)  Rate/Volume variances are allocated to changes due to volume.

----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                    2000                                 1999
                                                    -----------------------------------     --------------------------------
Three Months Ended September 30                        AVERAGE                  AVERAGE     Average                 Average
(in thousands)                                         BALANCE     INTEREST(1)  RATE (2)    Balance    Interest(1)  Rate (2)
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                             $       927    $      16      7.09 %   $    31,288  $    403     5.11 %
    Other                                                1,813           22      4.81           1,589        21     5.29
  Investment securities(3):
    Taxable                                            992,975       16,387      6.60       1,072,018    16,486     6.15
    Tax-exempt                                         393,172        5,087      7.96         330,874     4,298     8.01
  Loans:
    Commercial                                       3,312,422       74,023      8.98       2,531,473    53,837     8.55
    Real estate                                      1,424,353       27,910      7.84       1,606,989    30,475     7.59
    Consumer                                         1,573,778       36,902      9.33       1,437,404    32,654     9.02
                                                   -----------    ---------               -----------  --------
       Total earning assets(3)                       7,699,440      160,347      8.48       7,011,635   138,174     8.02

NONEARNING ASSETS
  Cash and due from banks                              223,686                                215,498
  Bank premises and equipment                          141,666                                134,761
  Investment security fair value adjustment            (17,044)                                (8,901)
  Other nonearning assets                              197,330                                164,812
  Allowance for loan losses                            (80,881)                               (71,537)
                                                   -----------                            -----------
      Total assets                                 $ 8,164,197                            $ 7,446,268
                                                   ===========                            ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                    568,706        1,985      1.39         568,065     2,209     1.54
    Savings deposits                                 1,662,668       13,832      3.31       1,734,335    12,449     2.85
    Time deposits                                    2,966,068       43,859      5.88       2,607,231    33,583     5.11
  Short-term borrowings                                888,866       14,959      6.70         669,587     8,576     5.08
  Long-term debt                                       379,073        6,087      6.39         215,272     2,956     5.45
                                                   -----------    ---------               -----------  --------
      Total interest-bearing liabilities             6,465,381       80,722      4.97       5,794,490    59,773     4.09
                                                                  ---------                            --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                      961,961                                911,725
  Other liabilities                                     79,760                                 78,930
  Shareholders' equity                                 657,095                                661,123
                                                   -----------                            -----------
      Total liabilities and shareholders' equity   $ 8,164,197                            $ 7,446,268
                                                   ===========                            ===========

NET INTEREST INCOME                                               $  79,625                            $ 78,401
                                                                  =========                            ========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                   4.31 %                             4.64 %
----------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,534,000 and $3,045,000 for the three months ended September 30, 2000 and 1999, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.


---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                2000                                  1999
                                                ------------------------------------    -----------------------------------
Nine Months Ended September 30                    AVERAGE                  AVERAGE       Average                 Average
(in thousands)                                    BALANCE     INTEREST(1)  RATE (2)      Balance     Interest(1)  Rate(2)
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                           $       822    $      39     6.26 %   $    58,213    $   2,096   4.81 %
    Other                                              1,530           60     5.27           2,832          111   5.22
  Investment securities(3):
    Taxable                                        1,020,705       50,054     6.54         943,723       42,574   6.02
    Tax-exempt                                       389,266       15,180     8.00         318,563       12,546   8.08
  Loans:
    Commercial                                     3,087,108      202,977     8.85       2,466,579      154,296   8.48
    Real estate                                    1,528,408       87,910     7.67       1,589,837       91,462   7.67
    Consumer                                       1,522,429      104,619     9.18       1,380,536       94,052   9.11
                                                 -----------    ---------              -----------    ---------
       Total earning assets(3)                     7,550,268      460,839     8.32       6,760,283      397,137   8.02

NONEARNING ASSETS
  Cash and due from banks                            224,919                               217,292
  Bank premises and equipment                        142,350                               133,400
  Investment security fair value adjustment          (27,950)                                 (953)
  Other nonearning assets                            206,007                               159,421
  Allowance for loan losses                          (80,090)                              (70,599)
                                                 -----------                           -----------
      Total assets                               $ 8,015,504                           $ 7,198,844
                                                 ===========                           ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  587,167        6,345     1.44         569,885        6,700   1.57
    Savings deposits                               1,726,156       41,155     3.18       1,741,017       35,962   2.76
    Time deposits                                  2,835,445      118,784     5.58       2,635,358      102,641   5.21
  Short-term borrowings                              947,365       44,251     6.23         391,699       14,029   4.79
  Long-term debt                                     246,212       11,690     6.32         225,192        9,194   5.46
                                                 -----------    ---------              -----------    ---------
      Total interest-bearing liabilities           6,342,345      222,225     4.67       5,563,151      168,526   4.05
                                                 -----------                           -----------

NONINTEREST-BEARING LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Demand deposits                                    952,773                               884,977
  Other liabilities                                   75,944                                76,460
  Shareholders' equity                               644,442                               674,256
                                                 -----------                           -----------
      Total liabilities and shareholders'
        equity                                   $ 8,015,504                           $ 7,198,844
                                                 ===========                           ===========

NET INTEREST INCOME                                             $ 238,614                             $ 228,611
                                                                =========                             =========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                4.40 %                              4.69 %
---------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10,437,000 and $8,969,000 for the nine months ended September 30, 2000 and 1999, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $4,642,000 in the third quarter of 2000 and $15,088,000 for the first nine months of the year, an increase of $272,000 and $1,835,000, respectively over the same periods in 1999. Net charge-offs were 0.23% of average loans in the third quarter of 2000, down from 0.29% in the same period a year ago. Year to date, net charge-offs were 0.23% of average loans, down from 0.31% in the first nine months of 1999. The decrease primarily reflects fewer charge-offs and higher recoveries in Citizens' indirect consumer portfolio in the first nine months of 2000, as compared to the same period in 1999. A summary of loan loss experience during the three and nine months ended September 30, 2000 and 1999 is provided below.



-----------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                            Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
(in thousands)                                             2000              1999                2000               1999
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period       $   80,047          $   71,070         $    76,397          $   70,842
  Charge-offs                                              5,223               5,690              15,850              17,066
  Recoveries                                               1,608               1,642               5,439               4,363
                                                      ----------          ----------          ----------          ----------
Net charge-offs                                            3,615               4,048              10,411              12,703
Provision for loan losses                                  4,642               4,370              15,088              13,253
                                                      ----------          ----------          ----------          ----------

Allowance for loan losses - end of period             $   81,074          $   71,392          $   81,074          $   71,392
                                                      ==========          ==========          ==========          ==========

Loans outstanding at period end                       $6,406,037          $5,649,008          $6,406,037          $5,649,008
Average loans outstanding during period                6,310,553           5,575,866           6,137,945           5,436,952

Allowance for loan losses as a percentage of
  loans outstanding at period end                           1.27 %              1.26 %              1.27 %              1.26 %
Ratio of net charge-offs during period to
  average loans outstanding (annualized)                    0.23                0.29                0.23                0.31
Loan loss coverage (allowance as a multiple of
   net charge-offs, annualized)                            5.6 X               4.4 x               5.8 X               4.2 x
------------------------------------------------------------------------------------------------------------------------------

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three and nine months of 2000 and 1999 follows:


-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                                                              Percent
                                            Three Months Ended     Nine Months Ended        Change in 2000
                                              September 30,           September 30,     ---------------------
                                          ----------------------  -------------------    Three      Nine
(in thousands)                              2000         1999       2000        1999     Months    Months
-------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts       $  6,825    $  5,598   $ 19,553    $ 15,502     21.9 %    26.1 %
Trust fees                                   5,901       5,350     18,312      16,278     10.3      12.5
Bankcard fees                                2,865       2,330      8,226       6,729     23.0      22.2
Brokerage and investment fees                1,752       1,279      5,770       3,304     37.0      74.6
Mortgage and other loan income               1,402       1,092      3,126       5,180     28.4     (39.7)
ATM network user fees                          836         943      2,388       2,433    (11.3)     (1.8)
Cash management services                       686         651      2,018       1,858      5.4       8.6
Title insurance fees                           309         231        837         733     33.8      14.2
Other, net                                   2,639       2,057      6,740       6,487     28.3       3.9
                                          --------    --------   --------    --------
   Total fees and other income              23,215      19,531     66,970      58,504     18.9      14.5
Investment securities gains (losses)            (5)         39         (6)        532       (1)       (1)
                                          --------    --------   --------    --------
   Noninterest income - operating basis     23,210      19,570     66,964      59,036     18.6      13.4
Gain on sale of Magic Line stock                --          --         --       5,693       --    (100.0)
Premium on sale of deposits                     --          --         --       1,348       --    (100.0)
                                          --------    --------   --------    --------
   Total noninterest income               $ 23,210    $ 19,570   $ 66,964    $ 66,077     18.6       1.3
                                          ========    ========   ========    ========
-------------------------------------------------------------------------------------------------------------


On an operating basis, noninterest income, before securities gains and losses, increased 18.9% and 14.5% for the three and nine months ended September 30, 2000, respectively, over the same periods of 1999. Operating income excludes a premium of $1.3 million received from the sale of deposits of a branch office in March 1999 and a gain of $5.7 million from the sale of Citizens' equity position in Magic Line, Inc., an ATM processor in the second quarter of 1999. Most categories of noninterest income are up in 2000 as Citizens has experienced significant increases in deposit service charges, trust fees, bankcard fees, brokerage and investment fees and title insurance fees.

Fee income for personal and employee benefit trust services increased 10.3% and 12.5% for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. Growth in trust fees was attributable to continued pricing and marketing efforts, offset in part by lower equity market performance this year compared to the first nine months of 1999. Brokerage and investment fees were up 37.0% and 74.6%, respectively, for the three and nine months, propelled by successful retail sales efforts and growth in new mutual fund and annuity products. Improvements in service charges on deposit accounts, bankcard fees and cash management service fees reflect higher transaction volume due to the purchase of the seventeen Bank One branches (the "Branch Purchase") and enhanced marketing strategies. Mortgage and other loan income was down substantially in the first nine months of 2000, but rose in the third quarter over prior year same-period levels. Stable interest rates in the third quarter of 2000 improved origination volume and refinance activity, which in turn resulted in more gains on sale of residential mortgage loans and related servicing release premiums. Title insurance fees were up substantially for the quarter driven by increased demand for Citizens home equity and construction loan products.

Gains on the sale of investment securities in 1999 resulted from the sale of certain securities to reposition the investment portfolio based on the current rate environment and, in part, to fund loan growth and meet liquidity needs.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 2000 and 1999 is summarized in the table below.


--------------------------------------------------------------------------------------------------------------------------
NONINTEREST
EXPENSE                                                                                                      Percent
                                                Three Months Ended            Nine Months Ended           Change in 2000
                                                   September 30,                September 30,           ------------------
                                              ----------------------      -----------------------       Three       Nine
(in thousands)                                  2000           1999          2000           1999        Months     Months
--------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                 $31,309      $ 30,432       $ 94,501         91,257        2.9 %       3.6 %
Equipment                                        4,824         4,126         14,222         12,279       16.9        15.8
Occupancy                                        4,009         4,065         12,660         11,564       (1.4)        9.5
Data processing services                         3,223         2,411          8,936          7,238       33.7        23.5
Professional services                            2,771         2,211          7,779          5,370       25.3        44.9
Intangible asset amortization                    2,619         1,864          7,858          5,610       40.5        40.1
Bankcard fees                                    2,202         2,108          6,713          5,378        4.5        24.8
Postage and delivery                             1,750         1,572          5,147          4,704       11.3         9.4
Telephone                                        1,735         1,428          4,891          3,994       21.5        22.5
Advertising and public relations                 1,493         1,042          4,534          4,300       43.3         5.4
Stationery and supplies                          1,341         1,599          4,329          4,152      (16.1)        4.3
Other loan fees                                  1,158           939          3,293          3,108       23.3         6.0
Other, net                                       3,236         3,258          9,420         12,223       (0.7)      (22.9)
                                               -------      --------      ---------      ---------

  Noninterest expense - operating basis         61,670        57,055        184,283        171,177        8.1         7.7
Fraud loss                                         ---         6,246            ---          6,246     (100.0)     (100.0)
Charitable trust                                   ---        (3,750)           ---            250     (100.0)     (100.0)
Special charge                                     (99)         ---           7,189           ---          (1)         (1)
                                               -------      --------      ---------      ---------
  Total noninterest expense                    $61,571      $ 59,551      $ 191,472      $ 177,673        3.4         7.8
                                               =======      ========      =========      =========

--------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful




On an operating basis, noninterest expense for the three and nine months ended September 30, 2000 increased 8.1% and 7.7%, respectively, over 1999 levels for the same periods. Growth from the Branch Purchase and ongoing initiatives designed to provide future revenue and cost efficiencies generated most of the increase. Operating earnings for 2000 exclude nonrecurring pretax merger-related costs (the "Special Charge") of $7.2 million ($4.4 million after-tax) for the on-going conversion and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. Operating earnings for the first nine months of 1999 exclude a one-time charge of $6.25 million ($4.06 million after-tax) in the third quarter as a result of a fraudulent check kiting scheme and a net charge of $0.25 million ($0.16 million after-tax) for Citizens' commitment to fund a charitable trust. Citizens accrued a $4.0 million ($2.6 million after-tax) commitment to fund its charitable trust in the second quarter of 1999, but subsequently reversed $3.75 million ($2.44 million after-tax) of this accrual in the third quarter as a partial offset to the fraud loss.

Salaries and employee benefits expense decreased 1.2% from the second quarter of 2000 but, when compared to the prior year, are up slightly in both the three and nine-month periods ended September 30, 2000. Higher salaries reflect increased incentive-based compensation and higher staffing levels to support growth in certain business units and from acquisitions, partially offset by the reduction in staff due to merger synergies and outsourcing of internal audit, loan review and micro computer support functions. The cost of employee benefits was up slightly reflecting higher health care costs and additional benefits resulting from conforming and combining of certain benefit plans.

Occupancy and equipment expense for 2000 increased $0.6 million, or 7.8%, in the third quarter and $3.0 million, or 12.7%, in the first nine months, over the same periods of 1999. The increase reflects the growth in facilities and equipment costs associated, in part, with the Branch Purchase transaction in October 1999. Growth in data processing and telephone costs is also primarily attributable to the Branch Purchase. The increase in professional services expense reflects the cost of outsourcing the internal audit, loan review and microcomputer support functions, which were offset by related reductions in salaries and benefits. Bankcard fees were up due to higher transaction volume and system processing costs as well as from fees associated with outsourcing of bankcard operations in the second quarter of 1999. The additional intangible asset amortization was attributable to the Branch Purchase. Advertising and public relations costs were up in 2000 reflecting a slow down in advertising and public relations spending in the third quarter of 1999 due to the check kiting fraud and in anticipation of the pending acquisitions. Stationery and supply expense in the third quarter of 1999 included a one-time accrual adjustment for a new electronic billing process implemented by Citizens' primary check vendor. Excluding this adjustment, stationary and supply expense was up 1.6% for the quarter and 11.8% year-to-date. The decrease in other expenses is attributable to fewer losses on deposit accounts, recoveries from previous fraud-related losses and lower state taxes.

Special Charge
On November 1, 1999, Citizens merged with F&M. As a result, Citizens management approved, in 1999, a series of initiatives designed to achieve future cost efficiencies. Actions incorporated in the business combination and restructuring plan are targeted for implementation over a 12-month period following the merger. Ongoing costs associated with these actions are recorded as a Special Charge. The Special Charge, comprised primarily of system conversion and merger-related integration costs, netted to a gain of $99,000 ($40,000 after-tax), in the second quarter of 2000 and a charge of $7.2 ($4.4 million after tax), or $0.10 per share, in the first nine months of 2000. In the third quarter of 2000, Citizens successfully settled its contract with a former vendor of F&M and, as a result, reversed against the Special Charge approximately $3.9 million of previously accrued contract termination costs. Through the remainder of year 2000, Citizens expects to incur net merger-related and other integration costs of approximately $2 million to $3 million that will be recorded as part of the Special Charge.

Major merger integration achievements in 2000 include:
- Consolidation of F&M's 22 separate banking subsidiaries into three banks, organized by state;
-    Closing of 13 F&M Bank branch offices located in Wisconsin; and
- Completion, as of November 6, 2000, of all planned operating system conversions scheduled for 2000. F&M Bank Iowa was successfully converted to Citizens' integrated system on June 5, 2000. The last four of twenty former F&M Wisconsin banks were converted to Citizens' integrated system on November 6, 2000.

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

As of September 30, 2000, the remaining liabilities associated with Citizens business combination and restructuring plan were approximately $3.9 million. The majority of the remaining balance represents personnel-related expenses and other conversion costs. See Note 2. Acquisitions and Merger-Related Expenses for additional details.


INCOME TAXES
Income tax expense was $10.9 million in the third quarter of 2000, an increase of 2.5% over the same period last year. For the nine months ended September 30, 2000, income tax expense was $28.7 million, a decrease of 11.8% over the same period in 1999. Lower pre-tax earnings due to the special charge, a higher level of tax-exempt interest income and tax benefits from the donation of appreciated marketable equity securities in the first quarter of 2000 resulted in the decrease for the nine months ended September 30, 2000, as compared to the same period in the prior year.


FINANCIAL CONDITION
Citizens had total assets of $8.276 billion as of September 30, 2000, an increase of $129.7 million, or 1.6%, from June 30, 2000 and $376.3 million, or 4.8%, from $7.899 billion as of December 31, 1999. Average earning assets comprised 93.8% of average total assets during the first nine months of 2000 compared with 93.9% in the first nine months of 1999.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.4% of average earning assets during the first nine months of 2000, compared with 19.6% for the same period of 1999. Average investment security balances for the nine months ended September 30, 2000 were up $120.7 million over the same period in 1999 primarily reflecting a balance sheet leveraging strategy deployed in the third quarter of 1999 in anticipation of the pending Branch Purchase. Citizens leveraged its future core deposit growth by utilizing short-term FHLB advances to fund purchases of longer-term Federal Agency securities. Average money market investments were down $58.7 million from the first nine months of 1999 levels as liquidity needs associated with strong loan growth reduced Citizens capacity to sell Federal funds.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at September 30, 2000 were up $488.6 million, or 8.3%, from year-end 1999 and $757.0 million, or 13.4%, from September 30, 1999. For the quarter, Citizens continued to experience strong loan growth as total loans increased $155.5 million, an annualized growth rate of 10.0%. Commercial loans grew at an annualized rate of 13.5% for the quarter and home equity loans grew at an annualized rate of 18.7%. Average loans for the first nine months of 2000 were up $701.0 million or 12.9% over the same period of 1999 reflecting enhanced sales efforts, strong demand for business loans in Citizens' markets and acquisition of approximately $88 million of commercial loans from the Branch Purchase.

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

At September 30, 2000, loans considered to be impaired totaled $79.1 million (of which $29.0 million were on a nonaccrual basis). Included within this amount was $42.5 million of impaired loans for which the related allowance for loan losses was $5.4 million and $36.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 2000 was approximately $53.4 million. For the quarter ended September 30, 2000, Citizens recognized interest income of approximately $1.0 million. Cash collected on nonaccrual impaired loans totaled $0.6 million of which $0.3 million was applied to principal and $0.3 million was recognized using the cash basis method of income recognition.

At September 30, 1999, loans considered to be impaired totaled $30.1 million (of which $17.2 million were on a nonaccrual basis). Included within this amount was $13.4 million of impaired loans for which the related allowance for loan losses was $2.8 million and $16.7 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 1999 was approximately $30.1 million. For the quarter ended September 30, 1999, Citizens recognized interest income of approximately $0.2 million. Cash collected on nonaccrual impaired loans totaled $0.4 million, all of which was applied to principal.

The table below provides a summary of nonperforming assets as of September 30, 2000, December 31, 1999 and September 30, 1999. Total nonperforming assets amounted to $54.1 million as of September 30, 2000, compared with $35.1 million as of December 31, 1999 and $39.1 million as of September 30, 1999. Nonperforming assets were up from year-end 1999 and September 30, 1999, but remain well below 1% of total loans and other nonperforming assets. The increase in nonaccrual loans since year-end 1999 primarily reflects higher consumer loan delinquencies and application of Citizens more stringent nonaccrual policy on former F&M bank loan portfolios as they convert to Citizens data processing systems in 2000. Citizens does not anticipate a significant increase in nonperforming in the near term. Employment levels and other economic conditions in the Citizens' local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                          SEPTEMBER 30,    December 31,   September 30,
(IN THOUSANDS)                                                              2000             1999             1999
-------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                             $   4,431         $  1,661         $  3,460
    From 30 to 89 days past due                                                6,840              772              881
    90 or more days past due                                                  37,151           26,498           26,806
                                                                           ---------         --------         --------
      Total                                                                   48,422           28,931           31,147
    90 days past due and still accruing                                        1,189            2,139            2,318
    Restructured                                                               1,295                9              114
                                                                           ---------         --------         --------
        Total nonperforming loans                                             50,906           31,079           33,579

Other Repossessed Assets Acquired (ORAA)                                       3,178            4,039            5,497
                                                                           ---------         --------         --------
        Total nonperforming assets                                         $  54,084         $ 35,118         $ 39,076
                                                                           =========         ========         ========

Nonperforming assets as a percent of total loans plus ORAA                      0.84 %           0.59 %           0.69 %
Nonperforming assets as a percent of total assets                               0.65             0.45             0.52

-------------------------------------------------------------------------------------------------------------------------

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of September 30, 2000, such credits amounted to $46.4 million or 0.7% of total loans, compared with $18.9 million or 0.3% at December 31, 1999 and $31.6 million or 0.6% of total loans as of September 30, 1999. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Total deposits increased $25.4 million to $6.154 billion at September 30, 2000 from $6.129 billion at year-end 1999 and were up $367.7 million from September 30, 1999. Average deposits increased 4.6% in the first nine months of 2000 over the same period in 1999. The increase over the September 1999 totals primarily reflects the acquisition of $442 million in deposits from the Branch Purchase in October 1999. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At September 30, 2000 Citizens had approximately $151 million in brokered deposits as an alternative source of funding, up from $15 million at year-end 1999. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings increased to $947.4 million during the first nine months of 2000 from $391.7 million during the same period of 1999. The increase primarily reflects increased borrowings at the subsidiary bank level due to higher growth rates in loans and other earning assets than in traditional deposit funding. Long-term debt accounted for $246.2 million or 3.9% of average interest-bearing funds for the first nine months of 2000, compared with $225.2 million or 4.0% of average interest-bearing funds for the same period in 1999. At September 30, 2000, $446.8 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $322.4 million maturing at different intervals over the next five years. These borrowings are utilized to fund the Corporation's loan growth. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.


CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At September 30, 2000, shareholders' equity was $665.0 million compared with $633.7 million at December 31, 1999 and $666.2 as of September 30, 1999. Repurchase of Citizens' common stock and unrealized fair value depreciation in the available for sale securities portfolio led to the decline in stockholders' equity in 1999. Book value per common share at September 30, 2000, December 31, 1999 and September 30, 1999 was $14.15, $13.32 and $13.95, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of September 30, 2000, December 31, 1999 and September 30, 1999 is presented below.


-------------------------------------------------------------------------------------------
CAPITAL RATIOS            Regulatory
                          Minimum For
                             "Well         SEPTEMBER 30,     December 31,     September 30,
                          Capitalized"         2000             1999              1999
-------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                     6.0 %              9.2 %            9.2 %            11.3 %
  Total capital             10.0               10.5             10.5              12.5
Tier I leverage              5.0                7.2              7.2               8.4

-------------------------------------------------------------------------------------------




In May 1998, Citizens initiated a stock repurchase plan that allowed for the repurchase of up to 600,000 shares for treasury to satisfy Citizens' obligation to issue shares under its existing employee and director stock option plans, all of which were repurchased by March 31, 2000. In January 1999, Citizens initiated a second stock repurchase plan that provided for the repurchase of up to 1,400,000 shares of its common stock for general bank purposes. All of these shares were repurchased during 1999. On May 23, 2000, Citizens approved a new stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of Citizens common stock. Through the third quarter of 2000, Citizens repurchased 688,800 shares of stock under this plan at an average price of $20.13.

Citizens declared cash dividends of $0.26 per share in the third quarter of 2000, an increase of 10.6% over the $0.235 per share declared during the same period in 1999.


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

In 2000, Citizens has continued its strategy to operate at lower levels of on balance sheet liquidity, thereby improving the asset mix, resulting in increased net interest income. Citizens experienced no liquidity or operational problems as a result of its liquidity levels. Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At September 30, 2000, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 2000 and 1999 is illustrated below in the table on page 24.

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                    TOTAL
                                           1-90        91-180       181-365        WITHIN         1-5           Over
(dollars in millions)                      Days         Days          Days         1 YEAR        Years        5 Years      Total
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000

RATE SENSITIVE ASSETS (1)
  Loans                                  $ 2,002.7     $ 354.8     $   654.7     $ 3,012.2     $ 2,660.3     $   733.5   $ 6,406.0
  Investment securities                       36.5        16.2          55.7         108.4         542.0         710.6     1,361.0
  Short-term investments                       7.1        --            --             7.1          --            --           7.1
                                         ---------     -------     ---------     ---------     ---------     ---------   ---------
    Total                                $ 2,046.3     $ 371.0     $   710.4     $ 3,127.7     $ 3,202.3     $ 1,444.1   $ 7,774.1
                                         =========     =======     =========     =========     =========     =========   =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                           $   950.7     $ 698.3     $ 1,428.3     $ 3,077.3     $ 1,889.2     $   234.9   $ 5,201.4
  Other interest bearing liabilities         986.9       190.0         100.0       1,276.9          82.6          14.6     1,374.1
                                         ---------     -------     ---------     ---------     ---------     ---------   ---------
    Total                                $ 1,937.6     $ 888.3     $ 1,528.3     $ 4,354.2     $ 1,971.8     $   249.5   $ 6,575.5
                                         =========     =======     =========     =========     =========     =========   =========

Period GAP (3)                           $   108.7     $(517.3)    $  (817.9)    $(1,226.5)    $ 1,230.5     $ 1,194.6   $ 1,198.6
Cumulative GAP                               108.7      (408.6)     (1,226.5)                        4.0       1,198.6

Cumulative GAP to Total Assets                1.31 %     (4.94)%      (14.82)%      (14.82)%        0.05 %       14.48%      14.48%
Multiple of Rate Sensitive Assets
to Liabilities                                1.06        0.42          0.46          0.72          1.62          5.79        1.18

----------------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1999

RATE SENSITIVE ASSETS (1)
  Loans                                  $ 1,582.2     $ 351.2     $   577.6     $ 2,511.0     $ 1,768.1     $ 1,369.9     5,649.0
  Investment securities                      134.4        50.8          81.0         266.2         519.0         632.0     1,417.2
  Short-term investments                      27.6        --            --            27.6          --            --          27.6
                                         ---------     -------     ---------     ---------     ---------     ---------   ---------
     Total                               $ 1,744.2     $ 402.0     $   658.6     $ 2,804.8     $ 2,287.1     $ 2,001.9     7,093.8
                                         =========     =======     =========     =========     =========     =========   =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                           $   967.9     $ 691.6     $ 1,132.0     $ 2,791.5     $ 1,847.3     $   250.2     4,889.0
  Other interest bearing liabilities         920.0        11.9           6.2         938.1          30.9          40.7     1,009.7
                                         ---------     -------     ---------     ---------     ---------     ---------   ---------
    Total                                $ 1,887.9     $ 703.5     $ 1,138.2     $ 3,729.6     $ 1,878.2     $   290.9     5,898.7
                                         =========     =======     =========     =========     =========     =========   =========

Period GAP (3)                           $  (143.7)    $(301.5)    $  (479.6)    $  (924.8)    $   408.9     $ 1,711.0   $ 1,195.1
Cumulative GAP                              (143.7)     (445.2)       (924.8)                     (515.9)      1,195.1

Cumulative GAP to Total Assets               (1.91)%     (5.91)%      (12.28)%      (12.28)%       (6.85)%       15.87 %     15.87 %
Multiple of Rate Sensitive Assets
to Liabilities                                0.92        0.57          0.58          0.75          1.22          6.88        1.20
-----------------------------------------------------------------------------------------------------------------------------------


(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes interest bearing savings and demand deposits of $778 million and $805 million in 2000 and 1999, respectively, in the less than one year category, and $1.420 billion and $1.467 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3) GAP is the excess of rate sensitive assets (liabilities).



As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $1,226.5 million at September 30, 2000 and by $924.8 million at September 30, 1999. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table below does incorporate appropriate adjustments as indicated in footnotes (1) and

(2) to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


OTHER
ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement, as amended, requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. If Citizens elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. Citizens plans to adopt this Statement effective January 1, 2001. Presently Citizens does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on Citizens.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires new disclosures relating to securitization transactions and collateral, but carries over most of SFAS No. 125's provisions without change. It provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. To be accounted for as a sale the transferor must surrender control (as defined by the Statement) over those assets. Upon completion of any transfer of financial assets, any liabilities and derivatives incurred or obtained by transferors as part of the transfer are initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Under the Statement a debtor may extinguish a liability, if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. In addition, this Statement requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial position separately from other assets if the party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not anticipated to have a material impact on Citizens.


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

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first nine months of 2000, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     27 Financial Data Schedule
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the three-month period ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date November 13, 2000               By /s/ John W. Ennest
    -------------------                 --------------------------------
                                        John W. Ennest
                                        Vice Chairman of the Board, Treasurer
                                          and Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Duly Authorized Signatory)

 Exhibit                         EXHIBIT INDEX                        Form 10-Q
   No.                              Exhibit                           Page No.
-----------     -----------------------------------------------    -------------

    27          Financial Data Schedule                                 29