Form 10-K
period 2000-12-31
CITIZENS BANKING CORP
filed 2001-03-29
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required] For the transition period from          to

Commission file Number 0-10535

                          CITIZENS BANKING CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  MICHIGAN                                     38-2378932
--------------------------------------------             ----------------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)

   328 S. Saginaw Street, Flint, Michigan                         48502
--------------------------------------------             ----------------------
  (Address of Principal Executive Offices)                     (ZIP Code)

Registrant's telephone number, including area code: (810) 766-7500 Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:

            Citizens Banking Corporation Common Stock - No Par Value
 ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 21, 2001 was $1,062,826,206.

The number of shares outstanding of the Registrant's No Par Value Common Stock as of March 21, 2001 was 46,516,905

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Citizens Banking Corporation's Proxy Statement for its annual meeting of shareholders to be held April 17, 2001 are incorporated by reference into Part III.

                          CITIZENS BANKING CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                   Page
PART I
   Item 1.    Business ............................................................................. 3
   Item 2.    Properties ........................................................................... 8
   Item 3.    Legal Proceedings .................................................................... 8
   Item 4.    Submission of Matters to a Vote of Security Holders .................................. 8

PART II
   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ............ 9
   Item 6.    Selected Financial Data .............................................................. 9
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  9
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ........................... 9
   Item 8.    Financial Statements and Supplementary Data .......................................... 9
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 9

PART III
   Item 10.   Directors and Executive Officers of the Registrant ...................................10
   Item 11.   Executive Compensation ...............................................................10
   Item 12.   Security Ownership of Certain Beneficial Owners and Management .......................10
   Item 13.   Certain Relationships and Related Transactions .......................................10

PART IV
   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................11

SIGNATURES    ......................................................................................12

EXHIBIT INDEX ......................................................................................14


                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

General
Citizens Banking Corporation (Citizens) was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 2000, Citizens had 2,997 full-time equivalent employees and directly or indirectly owned the following subsidiaries at year-end 2000.





============================================================================================================
                                                                             Total              Date
                                          Principal        Number of        Assets           Acquired /
                Subsidiary                  Office          Offices      (in millions)      Established
------------------------------------------------------------------------------------------------------------
Citizens Bank (1)                         Flint, MI            127          $5,497.2          01/01/82
Citizens Bank - Illinois, N.A.            Berwyn, IL             3             242.0          05/01/87
F&M Bancorporation, Inc (2)              Kaukauna, WI            1                            11/01/99
   F&M Bank - Wisconsin (3)              Kaukauna, WI           57           2,212.8          01/03/00
   F&M Bank - Iowa (4)                 Marshalltown, IA         14             573.0          11/01/99
   F&M Bank - Minnesota                   Dundas, MN             1              27.2          11/01/99
------------------------------------------------------------------------------------------------------------

(1)  Consolidated totals of Citizens Bank include its non-bank subsidiaries:
     Citizens Commercial Leasing Corporation (CCLC) - 100% owned, CB Financial Services, Inc. - 100% owned, Citizens Bank Mortgage Corporation - 100% owned, Citizens Title Services - 100% owned, Citizens Service Company, Inc
     - 100% owned, and Citizens Bank Consumer Finance, LLC - 99% owned. All of the named subsidiaries are based in Flint, Michigan except for CCLC, which is based in Saginaw, Michigan. Citizens Service Company, Inc. owns the other 1% of Citizens Bank Consumer Finance, LLC.
(2)  Effective January 3, 2000, F&M Bancorporation, Inc. directly owned F&M Bank
     - Wisconsin, F&M Bank - Iowa, and F&M Bank - Minnesota. Previously, F&M Bancorporation, Inc directly owned two bank holding companies and eight banks in Wisconsin, all of which were either dissolved or consolidated into the new entities.
(3) Consolidated totals of F&M Bank - Wisconsin include its wholly owned non-bank subsidiary, Pulaski Capital Corporation, based in the state of Nevada.
(4) Consolidated totals of F&M Bank - Iowa include its wholly owned non-bank subsidiary, Security Bancservices, Inc., based in Marshalltown, Iowa.


Citizens' provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, consumer finance, asset management, trust services, and mortgage financing and servicing. Operations are primarily conducted through more than 200 banking offices and 241 ATM locations in Michigan, Illinois, Wisconsin, Iowa and Minnesota, as well as through 26 brokerage centers in Michigan, Illinois, Wisconsin, and Iowa.

Citizens Bank, a wholly owned bank subsidiary of Citizens, directly owns several non-bank subsidiaries as follows:

    1. CB Financial Services, Inc. - a seller of life insurance and annuity products to clients subject to certain restrictions,
    2. Citizens Bank Mortgage Corporation - a provider of mortgage financing and servicing to individuals and businesses,
    3. Citizens Title Services, Inc. - an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing,

    4. Citizens Commercial Leasing Company - a participant in high quality indirect lease participations,
    5. Citizens Service Company, Inc - a holding company owning 1% of Citizens Bank Consumer Finance, LLC, and
    6. Citizens Bank Consumer Finance, LLC - a partnership established to provide indirect consumer lending services to clients in Citizens markets.

Pulaski Capital Corporation, a wholly owned non-bank subsidiary of F&M Bank - Wisconsin organized and existing under the laws of the State of Nevada, holds and manages that bank's municipal investments. Security Bancservices, Inc, a wholly owned non-bank subsidiary of F&M Bank - Iowa, sells property and casualty insurance to clients in the Wisconsin and Iowa markets.

Mergers and Acquisitions
On May 12, 2000, Citizens purchased three Jackson, Michigan offices of Great Lakes National Bank. The purchase added approximately $31 million in deposits for which Citizens paid a premium of $3.9 million. On October 8, 1999, Citizens acquired seventeen former Bank One offices located in the northern section of Michigan's Lower Peninsula. The purchase added approximately $88 million in loans and $442 million in deposits. Citizens paid a premium of $36.1 million or 10.13% on certain core deposits. These transactions were accounted for as purchases; accordingly, the financial statements include their results of operations only since the respective acquisition dates.

On November 1, 1999, Citizens expanded its primary market area to Wisconsin, Iowa, and Minnesota through merger with F&M Bancorporation, Inc. (F&M) headquartered in Kaukauna, Wisconsin. As part of the merger, Citizens issued
21.0 million shares of its common stock, based on a fixed exchange ratio of 1.303, for all of the outstanding shares of F&M. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information presented.

Additional information regarding Citizens' mergers and acquisitions is incorporated by reference from Exhibit 13 on page 29 of such document under the caption, "Note 2. Mergers and Acquisitions".

Lines of Business
The performance of Citizens is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M, and all Other. Additional information regarding Citizens' business lines is incorporated herein by reference from Exhibit 13 on pages 5 and 6, and on pages 42 and 43 of such document under the captions, "Lines of Business Reporting" and "Note 18. Lines of Business", respectively.

Competition
The financial services industry is highly competitive. The banking subsidiaries of Citizens compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial service organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

Loans comprise 76.8% of Citizens' average assets and are made in the normal course of business to individuals, partnerships, municipalities and corporations. Credit is extended to clients within the commercial, commercial mortgage, real estate construction, real estate mortgage, consumer and lease financing categories. Consumer loans are primarily composed of automobile, personal, marine, recreational vehicle, home equity and bankcard loans and represent 24.8% of the 2000 average loan portfolio. Consumer loans originated follow strict corporate credit underwriting procedures. Real estate mortgage loan extensions are primarily first liens on one-to-four family structures and, unless insured by a private mortgage insurance company, typically have traditional loan to appraisal ratios of 80% or less. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 on pages 15 to 17 and pages 32 and 33 of such document under the captions "Loans", "Nonperforming Assets", and "Note 6. Loans and Nonperforming Assets".

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

On November 1, 1999, Citizens entered the Wisconsin, Iowa, and Minnesota markets through a merger with F&M. F&M, headquartered in Kaukauna, Wisconsin, included twenty subsidiary banks in Wisconsin, one subsidiary bank in Iowa, and one subsidiary bank in Minnesota. Most of the banks are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing, and agricultural businesses. F&M has a dominant market position in many of the markets it serves, which we believe provides a competitive advantage. On January 3, 2000, the twenty Wisconsin bank charters were consolidated into one bank and in December 2000 the local boards of directors for the Wisconsin banks were consolidated into one regional board.

Other factors such as employee relations and environmental laws also impact Citizens' competitiveness. Presently, none of Citizens' employees are covered by collective bargaining agreements and Citizens maintains a favorable relationship with its employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
Citizens is a multi-bank holding company and, as such, is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires Citizens to provide notice or obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire or hold more than a 5% voting interest in any bank, restricts interstate banking activities and prescribes limitations on the non-banking activities of Citizens. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not adopted out by January 1, 1997. The BHC Act restricts Citizens' non-banking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. Citizens banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. On March 11, 2000, banks, other depository institutions, insurance companies and securities firms were allowed to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act makes "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Citizens Banking Corporation and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of Citizens' cash revenue is derived from dividends paid by its subsidiary banks. The dividends are subject to various legal and regulatory restrictions. Regulatory matters concerning payment of dividends to Citizens by its banking subsidiaries, capital adequacy guidelines for Citizens and its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 on pages 19 and 44 of such document under the captions, "Liquidity and Debt Capacity" and "Note 19 Regulatory Matters", respectively.

Citizens' subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states. They are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (OCC) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Citizens Bank, F&M Bank - Wisconsin, F&M Bank - Iowa and F&M Bank - Minnesota are chartered by their respective states and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services, the Wisconsin Department of Financial Institutions, the Iowa Division of Banking and the Minnesota Department of Commerce, respectively, as well as the Federal Reserve Board. Citizens Bank - Illinois, N.A. is chartered under federal law and is subject to supervision, regulation and examination by the OCC. All of Citizens' subsidiary banks are subject to supervision and examination by the FDIC, as the FDIC, to the extent provided by the law, insures their deposits. In addition, all banks are members of the Federal Reserve System. Citizens' non-bank companies are supervised and examined by the Federal Reserve System.

Citizens' subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Michigan, Illinois, Wisconsin, and Minnesota have all adopted nationwide reciprocal interstate banking.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) adopted in August 1989 provided for the acquisition of thrift institutions by bank holding companies (previously only failing thrifts were permitted to be acquired), increased deposit insurance assessments for insured banks, redefined applicable capital standards for banks and thrifts, broadened the enforcement power of federal bank regulatory agencies, and required that any FDIC-insured depository institution be held liable for any loss incurred by the FDIC in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), signed into law on December 19, 1991, imposed on banks relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. FDICIA established a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operation.

FDICIA also provides the FDIC with the authority to impose assessments on insured Bank Insurance Fund (BIF) member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. In response to the BIF attaining the designated reserve ratio in 1995, FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". All of Citizens' subsidiaries have sufficient capital to maintain this designation (the FDIC's highest rating). In 2001, banks maintaining the "well capitalized" designation will again have no FDIC insurance premium requirements except for a special base assessment that applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessments paid by Citizens' subsidiary banks.

During 2000, the Securities and Exchange Commission issued Regulation FD that established affirmative disclosure requirements on public corporations such that material nonpublic information must be widely, rather than selectively, disseminated. Regulation FD is based on the premise that full and fair disclosure is the cornerstone of an efficient market system. Citizens is subject to Regulation FD. Through Regulation FD, the Securities and Exchange Commission seeks to encourage broad public disclosure in order to increase investor confidence in the integrity of the capital markets.

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


ITEM 2.  PROPERTIES
Citizens' offices are located at One Citizens Banking Center, 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, its largest bank subsidiary. Citizens' bank subsidiaries operate through 202 branch and financial banking offices. Of these, 41 are leased and the remaining are owned. Rent expense on the leased properties totaled $2,191,215 in 2000. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, in parts of Iowa, in Dundas, Minnesota, and in the western suburbs of Chicago, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Exhibit 13 on page 34 under the caption "Note 8. Premises and Equipment" of such document.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S MATTERS The information required by this item is incorporated herein by reference from
Exhibit 13 on page 22 under the caption "Table 12. Selected Quarterly Information" of such document.

As of December 31, 2000, the approximate number of shareholders of the Registrant's common stock is 17,500. This number includes an estimate for individual participants in the security positions of certain shareholders of record.

Restrictions on the Registrant's ability to pay dividends are incorporated herein by reference from Exhibit 13 on page 44 under the caption "Note 19. Regulatory Matters" of such document.


ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated herein by reference from
Exhibit 13 on page 3 under the caption "Table 1. Five Year Summary of Selected Financial Data" of such document.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from
Exhibit 13 on pages 4 through 23 of such document.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from Exhibit 13 on pages 19, 20, and 21 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" of such document.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated herein by reference from Exhibit 13 on pages 24 through 49 of such document.

Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 22 of such document under the caption "Table 12. Selected Quarterly Information".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears in Citizens' proxy statement for its annual meeting of shareholders to be held April 17, 2000 ("2000 Proxy Statement"), and is incorporated herein by reference as follows:

       Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 5 through 8 and on pages 11 through 12, respectively, of the 2000 Proxy Statement.

       Regulation S-K Item 405 disclosure: Appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the 2000 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item appears under the caption "Compensation of Directors," on page 10 and under the captions "Executive Compensation", "Compensation and Human Resources Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 13 through 23 of the 2000 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 4 of the 2000 Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 22 and 23 of the 2000 Proxy Statement, and is incorporated herein by reference.

                                     PART IV
--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1. Financial Statements:
         The following consolidated financial statements of Citizens, Report of Ernst & Young LLP, Independent Auditors and Report of Wipfli Ullrich Bertelson LLP, Independent Auditors are incorporated by reference under
         Item 8 "Financial Statements and Supplementary Data" of this document:
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Ernst & Young LLP, Independent Auditors
              Report of Wipfli Ullrich Bertelson LLP, Independent Auditors

     2. Financial Statement Schedules:
         All schedules are omitted - see Item 14(d) below.

     3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 14 through 16 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
         No reports of Form 8-K were filed for the quarter ended December 31, 2000.

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

CITIZENS BANKING CORPORATION
(Registrant)

by /s/Robert J. Vitito                                     Date:  March 19, 2001
----------------------------------------------
Robert J. Vitito
Chairman, President and Chief Executive Officer

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

               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------

/s/Robert J. Vitito                       Chairman of the Board, President,                        March 19, 2001
----------------------------------------  Chief Executive Officer and Director
Robert J. Vitito


/s/John W. Ennest                         Vice Chairman of the Board,                              March 19, 2001
----------------------------------------  Chief Financial Officer,
John W. Ennest                            Treasurer and Director



                                                                                                   March   , 2001
                                          Director                                                       --
----------------------------------------
Edward P. Abbott


/s/Hugo E. Braun, Jr.                     Director                                                 March 19, 2001
----------------------------------------
Hugo E. Braun, Jr.


/s/Jonathan E. Burroughs II               Director                                                 March 19, 2001
----------------------------------------
Jonathan E. Burroughs II


/s/Joseph P. Day                          Director                                                 March 19, 2001
----------------------------------------
Joseph P. Day


/s/Lawrence O. Erickson                   Director                                                 March 19, 2001
----------------------------------------
Lawrence O. Erickson


/s/Ronald E. Fenton                       Director                                                 March 19, 2001
----------------------------------------
Ronald E. Fenton


/s/Victor E. George                       Director                                                 March 19, 2001
----------------------------------------
Victor E. George

               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------
/s/William J. Hank                        Director                                                 March 19, 2001
----------------------------------------
William J. Hank


/s/Gail E. Janssen                        Director                                                 March 19, 2001
----------------------------------------
Gail E. Janssen


/s/Stephen J. Lazaroff                    Director                                                 March 19, 2001
----------------------------------------
Stephen J. Lazaroff


/s/William F. Nelson, Jr.                 Director                                                 March 19, 2001
----------------------------------------
William F. Nelson, Jr.


                                                                                                   March   , 2001
                                          Director                                                       --
----------------------------------------
Robert C. Safford


/s/William C. Shedd                       Director                                                 March 19, 2001
----------------------------------------
William C. Shedd


/s/Ada C. Washington                      Director                                                 March 19, 2001
----------------------------------------
Ada C. Washington


/s/Charles R. Weeks                       Director                                                 March 19, 2001
----------------------------------------
Charles R. Weeks


/s/Kendall B. Williams                    Director                                                 March 19, 2001
----------------------------------------
Kendall B. Williams


/s/James L. Wolohan                       Director                                                 March 19, 2001
----------------------------------------
James L. Wolohan

                          CITIZENS BANKING CORPORATION
                         2000 Annual Report on Form 10-K

                                  EXHIBIT INDEX
                   (FILED AS PART OF THIS REPORT ON FORM 10-K)


  Exhibit                                                                          Form 10-K
    No.                                           Exhibit                           Page No.
---------  ---------------------------------------------------------------------   ---------
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

     4     Rights Agreement, dated May 23, 2000, between Citizens and Citizens
               Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens' Current Report on Form 8-K filed June 8, 2000, file
               number 0-10535).                                                          N/A

    10     Citizens Banking Corporation Second Amended Stock Option Plan
               (incorporated by reference from Exhibit 4 of Citizens'
               registration statement on Form S-8 filed May 5, 1992,
               Registration No. 33-47686).                                               N/A

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

    10.2   Citizens Banking Corporation Third Amended Stock Option Plan
               (incorporated by reference from Exhibit 10(r) of Citizens' 1997
               Second Quarter Report on Form 10-Q, file number 0-10535).                 N/A

    10.3   First Amendment to Citizens Banking Corporation Third Amended Stock
               Option Plan (incorporated by reference from Exhibit 10.2 of
               Citizens' 2000 Second Quarter Report on Form 10-Q, file number
               0-10535).                                                                 N/A

    10.4   Citizens Banking Corporation All-Employee Stock Option Plan
               (incorporated by reference from Exhibit 99 of Citizens'
               registration statement on Form S-8 filed June 26, 2000,
               Registration No. 333-40100).                                              N/A

    10.5   Citizens Banking Corporation Stock Option Plan for Directors
               (incorporated by reference from Exhibit 99 of Citizens'
               registration statement on Form S-8 filed July 21, 1995,
               Registration No. 33-61197).                                               N/A

    10.6   First Amendment to Citizens Banking Corporation Stock Option Plan for
               Directors (incorporated by reference from Exhibit 10.3 of
               Citizens' 2000 Second Quarter Report on Form 10-Q, file number
               0-10535).                                                                 N/A

Exhibit                                    EXHIBIT INDEX (continued)               Form 10-K
    No.                                            Exhibit                          Page No.
---------  ---------------------------------------------------------------------   ---------
    10.7   Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to
               "F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan" and
               "F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee
               Directors" (incorporated by reference to Form S-8 filed December
               22, 1999, file number 333-86569).                                        N/A

    10.8   F&M Bancorporation, Inc. Officers' Stock Purchase Plan (incorporated by reference from F&M's Proxy Statement for its 1996 Annual
               Meeting of Shareholders under the caption "Officers' Stock
               Purchase Plan", file number 0-14553).                                    N/A

    10.9   Citizens Banking Corporation Amended and Restated Section 401(k) Plan
               (incorporated by reference from Exhibit 99.1 of Citizens'
               registration statement on Form S-8 filed August 2, 1996 -
               Registration No. 333-09455).                                             N/A


    10.10  Citizens Banking Corporation Management Incentive Compensation
               Program (incorporated by reference from pages 18 and 19 of
               Citizens' Proxy Statement for its 1999 Annual Meeting of
               Shareholders under the caption "Management Incentive Plan", file
               number 0-10535).                                                         N/A

    10.11  F&M Bancorporation, Inc.'s Deferred Compensation Agreement with Gail
               E. Janssen (incorporated by reference from Exhibit 10.6 of F&M's
               Report on Form 10-K for the year ended December 31, 1992, file
               number 0-14553).                                                         N/A

    10.12  Deferred Compensation Agreement for Charles R. Weeks, as amended, and related Citizens Banking Corporation Deferred Benefits Trust
               Agreement (incorporated by reference from Exhibit 10(d) of
               Citizens' 1989 Annual Report on Form 10-K, file number 0-10535).         N/A

    10.13  Citizens Banking Corporation Amended and Restated Director's Deferred
               Compensation Plan (incorporated by reference from Exhibit 10(h)
               of Citizens' 1994 Annual Report on Form 10-K, file number
               0-10535).                                                                N/A

    10.14  Citizens Banking Corporation Supplemental Retirement Benefits Plan
               for Charles R. Weeks, as amended (incorporated by reference from
               Exhibit 10(e) of Citizens' 1989 Annual Report on Form 10-K, file
               number 0-10535).                                                         N/A

    10.15  Amended and Restated Citizens Banking Corporation Supplemental
               Retirement Benefits Plan for John W. Ennest.                             (1)

    10.16  Amended and Restated Citizens Banking Corporation Supplemental
               Retirement Benefits Plan for Robert J. Vitito.                           (1)

    10.17  Amended and Restated Change in Control Agreement.                            (1)


Exhibit                                   EXHIBIT INDEX (continued)                Form 10-K
    No.                                            Exhibit                          Page No.
---------  ---------------------------------------------------------------------   ---------
    11     Computation of Per Share Earnings (incorporated by reference from
               Exhibit 13 on page 38 under the caption "Note 14. Earnings Per
               Share" of such document).                                                N/A

    13     Citizens Banking Corporation 2000 Annual Report (except as to portions expressly incorporated herein, said Annual Report is
               included only for information).                                          (1)

    21     Subsidiaries of the Registrant                                               (1)

    23     Consent of Ernst & Young LLP                                                 (1)

    23.1   Consent of Wipfli Ullrich Bertelson LLP                                      (1)

---------------------------------------------------------------------------------------------

N/A - not applicable, exhibit incorporated by reference.

 (1) Exhibit included in the following pages of this Annual Report on Form 10-K.

All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.