Form 10-Q
period 2001-03-31
CITIZENS BANKING CORP
filed 2001-05-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 2001
                     ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                  38-2378932
-------------------------------------------   ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   328 S. Saginaw St., Flint, Michigan                      48502
-------------------------------------------   ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                          X   Yes        No
                                                         ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 11, 2001
-------------------------------                   ---------------------------
  Common Stock, No Par Value                           46,444,815 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements................................ 3

   Item 2 - Management's Discussion and Analysis of Financial Condition
            And Results of Operations........................................ 10

   Item 3 - Quantitative and Qualitative Disclosure of Market Risk........... 23

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings................................................ 23

   Item 2 - Changes in Securities............................................ 23

   Item 3 - Defaults upon Senior Securities.................................. 23

   Item 4 - Submission of Matters to a Vote of Security Holders.............. 23

   Item 5 - Other Information................................................ 23

   Item 6 - Exhibits and Reports on Form 8-K................................. 23

SIGNATURES................................................................... 24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                              MARCH 31,           December 31,
(in thousands)                                                                               2001                  2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)            (Note 1)
ASSETS
  Cash and due from banks                                                                  $  209,568           $  318,115
  Money market investments:
    Interest-bearing deposits with banks                                                        1,483                2,547
    Federal funds sold                                                                        103,971               24,986
                                                                                           ----------           ----------
      Total money market investments                                                          105,454               27,533
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                                               933,087              873,235
    State and municipal securities                                                            435,542              430,775
    Other securities                                                                           97,509               80,098
                                                                                           ----------           ----------
      Total investment securities                                                           1,466,138            1,384,108
  Loans:
    Commercial                                                                              3,367,476            3,332,156
    Real estate construction                                                                  184,307              235,096
    Real estate mortgage                                                                    1,076,120            1,282,834
    Consumer                                                                                1,554,631            1,572,720
                                                                                           ----------           ----------
      Total loans                                                                           6,182,534            6,422,806
    Less: Allowance for loan losses                                                           (80,470)             (80,070)
                                                                                           ----------           ----------
      Net loans                                                                             6,102,064            6,342,736
  Premises and equipment                                                                      134,080              137,094
  Intangible assets                                                                            88,119               90,808
  Other assets                                                                                 93,404              104,697
                                                                                           ----------           ----------
TOTAL ASSETS                                                                               $8,198,827           $8,405,091
                                                                                           ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits:
    Noninterest-bearing                                                                    $  876,590           $  973,938
    Interest-bearing                                                                        5,240,950            5,270,203
                                                                                           ----------           ---------
      Total deposits                                                                        6,117,540            6,244,141
  Federal funds purchased and securities sold
    under agreements to repurchase                                                            268,724              394,466
Other short-term borrowings                                                                   471,206              538,784
Other liabilities                                                                              92,969               76,604
Long-term debt                                                                                546,039              471,117
                                                                                           ----------           ----------
      Total liabilities                                                                     7,496,478            7,725,112

  Shareholders' Equity:
    Preferred stock - No par value                                                                ---                  ---
    Common stock - No par value                                                               198,637              201,549
    Retained earnings                                                                         478,399              466,692
    Accumulated other comprehensive income                                                     25,313               11,738
                                                                                           ----------           ----------
      Total shareholders' equity                                                              702,349              679,979
                                                                                           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $8,198,827          $ 8,405,091
                                                                                           ==========          ===========

---------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                     Three Months Ended
                                                                                                       March 31,
(in thousands, except per share amounts)                                                        2001              2000
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                                   $ 133,820        $ 125,064
  Interest and dividends on investment securities:
    Taxable                                                                                       17,107           17,043
    Nontaxable                                                                                     5,331            4,936
  Money market investments                                                                           300               43
                                                                                               ---------        ---------
      Total interest income                                                                      156,558          147,086
                                                                                               ---------        ---------
INTEREST EXPENSE
  Deposits                                                                                        60,879           52,708
  Short-term borrowings                                                                           12,046           12,595
  Long-term debt                                                                                   8,013            2,322
                                                                                               ---------        ---------
      Total interest expense                                                                      80,938           67,625
                                                                                               ---------        ---------
NET INTEREST INCOME                                                                               75,620           79,461
Provision for loan losses                                                                          4,049            5,284
                                                                                               ---------        ---------
      Net interest income after provision for loan losses                                         71,571           74,177
                                                                                               ---------        ---------
NONINTEREST INCOME
  Service charges on deposit accounts                                                              6,703            6,009
  Trust fees                                                                                       5,495            6,200
  Bankcard fees                                                                                    2,906            2,521
  Brokerage and investment fees                                                                    1,868            1,960
  Mortgage and other loan income                                                                   2,094              936
  Investment securities gains (losses)                                                             2,219               (1)
  Other                                                                                            3,376            3,669
                                                                                               ---------        ---------
      Total noninterest income                                                                    24,661           21,294
                                                                                               ---------        ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                                  31,518           31,578
  Equipment                                                                                        4,954            4,696
  Occupancy                                                                                        4,927            4,392
  Data processing fees                                                                             3,175            2,743
  Intangible asset amortization                                                                    2,689            2,590
  Professional services                                                                            2,382            2,502
  Bankcard fees                                                                                    2,288            2,113
  Postage and delivery                                                                             1,963            1,667
  Advertising and public relations                                                                 1,561            1,470
  Special charge                                                                                     ---            3,999
  Other                                                                                            7,254            7,293
                                                                                               ---------        ---------
      Total noninterest expense                                                                   62,711           65,043
                                                                                               ---------        ---------
INCOME BEFORE INCOME TAXES                                                                        33,521           30,428
Income taxes                                                                                       9,716            8,543
                                                                                               ---------        ---------
NET INCOME                                                                                     $  23,805        $  21,885
                                                                                               =========        =========
NET INCOME PER SHARE:
  Basic                                                                                        $    0.51        $    0.46
  Diluted                                                                                           0.51             0.46
AVERAGE SHARES OUTSTANDING:
  Basic                                                                                           46,476           47,614
  Diluted                                                                                         46,944           47,723

--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                Accumulated
                                                                                                   Other
                                                                   Common        Retained      Comprehensive
(in thousands except per share amounts)                            Stock         Earnings         Income           Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2000                                         $ 226,564       $ 434,852       $(17,674)      $ 643,742
  Net income                                                                        22,691                         22,691
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               1,153           1,153
                                                                                                                ---------
    Total comprehensive income                                                                                     23,844
  Exercise of stock options, net of
    shares purchased                                                   380                                            380
  Shares acquired for retirement                                    (3,171)                                        (3,171)
  Cash dividends - $0.26 per share                                                 (12,362)                       (12,362)
                                                                 ---------       ---------       --------       ---------
BALANCE - JUNE 30, 2000                                          $ 223,773       $ 445,181       $(16,521)      $ 652,433
  Net income                                                                        25,729                         25,729
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               9,139           9,139
                                                                                                                ---------
    Total comprehensive income                                                                                     34,868
  Exercise of stock options, net of
    shares purchased                                                   642                                            642
  Shares acquired for retirement                                   (10,695)                                       (10,695)
  Cash dividends - $0.26 per share                                                 (12,295)                       (12,295)
                                                                 ---------       ---------       --------       ---------
BALANCE - SEPTEMBER 30, 2000                                     $ 213,720       $ 458,615       $ (7,382)      $ 664,953
  Net income                                                                        20,355                         20,355
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                              19,120          19,120
                                                                                                                ---------
    Total comprehensive income                                                                                     39,475
  Exercise of stock options, net of
    shares purchased                                                   596                                            596
  Shares acquired for retirement                                   (12,767)                                       (12,767)
  Cash dividends - $0.26 per share                                                 (12,278)                       (12,278)
                                                                 ---------       ---------       --------       ---------
BALANCE - DECEMBER 31, 2000                                      $ 201,549       $ 466,692       $ 11,738       $ 679,979
  Net income                                                                        23,805                         23,805
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                              13,575          13,575
                                                                                                                ---------
    Total comprehensive income                                                                                     37,380
  Exercise of stock options, net of
    shares purchased                                                 2,960                                          2,960
  Shares acquired for retirement                                    (5,872)                                        (5,872)
  Cash dividends - $0.26 per share                                                 (12,098)                       (12,098)
                                                                 ---------       ---------       --------       ---------
BALANCE - MARCH 31, 2001                                         $ 198,637       $ 478,399       $ 25,313       $ 702,349
                                                                 =========       =========       ========       =========

---------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                    Three Months Ended
                                                                                                          March 31,
(in thousands)                                                                                   2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                  $  23,805             $  21,885
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     4,049                 5,284
    Depreciation                                                                                  4,174                 3,918
    Amortization of intangibles                                                                   2,689                 2,590
    Net amortization on investment securities                                                      (171)                   17
    Investment securities (gains) losses                                                         (2,219)                    1
    Loans originated for sale                                                                  (139,123)               (8,008)
    Proceeds from loan sales                                                                    139,047                 8,062
    Donation of equity security                                                                     ---                 1,116
    Accrued merger related and other charges                                                       (993)               (4,731)
    Other                                                                                        21,403                 2,557
                                                                                              ---------             ---------
       Net cash provided by operating activities                                                 52,661                32,691

INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                                           (77,921)               62,081
  Securities available-for-sale:
    Proceeds from sales                                                                         148,302                     1
    Proceeds from maturities                                                                     87,925                62,535
    Purchases                                                                                  (294,968)              (54,937)
  Net (increase) decrease in loans                                                              236,623              (129,661)
  Net increase in premises and equipment                                                         (1,160)               (2,929)
                                                                                              ---------             ---------
      Net cash used by investing activities                                                      98,801               (62,910)

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                                                  (131,698)              (66,865)
  Net increase in time deposits                                                                   5,097                43,904
  Net decrease in short-term borrowings                                                        (193,320)              (25,373)
  Proceeds from issuance of long-term debt                                                       75,000               120,000
  Principal reductions in long-term debt                                                            (78)              (49,731)
  Cash dividends paid                                                                           (12,098)              (11,173)
  Proceeds from stock options exercised                                                           2,960                   261
  Shares acquired for retirement                                                                 (5,872)                 (669)
                                                                                              ---------             ---------
      Net cash provided by financing activities                                                (260,009)               10,354
                                                                                              ---------             ---------

Net decrease in cash and due from banks                                                        (108,547)              (19,865)
Cash and due from banks at beginning of period                                                  318,115               250,745
                                                                                              ---------             ---------

Cash and due from banks at end of period                                                      $ 209,568             $ 230,880
                                                                                              =========             =========
------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 2000 Annual Report on Form 10-K.


NOTE 2. ACQUISITIONS AND MERGER-RELATED EXPENSES
   On May 12, 2000, Citizens Banking Corporation completed the purchase of three Jackson, Michigan offices of Great Lakes National Bank with approximately $31 million in deposits.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M"), a $2.7 billion bank holding company headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger-related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense (the "Special Charge"), $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. At March 31, 2001, the remaining reserve balance related to the F&M merger and initiatives approved in 1999 totaled $0.8 million.

   In the fourth quarter of 2000, Citizens recorded an additional pre-tax charge of $3.2 million ($2.1 million after-tax) for restructuring costs of $2.0 million and asset impairment and other charges of $1.2 million associated with new corporate and organizational re-engineering initiatives. The $2.0 million charge for restructuring consisted primarily of involuntary employee termination costs, representing 44 terminations. The related restructuring reserve at March 31, 2001 totaled $1.5 million.

   The following table shows the remaining reserve balance by quarter through March 31, 2001.

--------------------------------------------------------------------------------------------------------------------

                 DESCRIPTION OF COSTS
                                                        December 31,   March 31,          December 31,    March 31,
(in thousands)                                              1999          2000                2000          2001
-----------------------------------------------------------------------------------       --------------------------
Employee benefits and severance                           $  7,337.9    $  6,680.0         $ 3,316.0     $ 2,343.5
Contract termination and other conversion costs              9,356.9       5,810.7              19.0           ---
Professional fees                                              634.5         165.6               2.0           ---
Other                                                           57.6           ---               ---           ---
                                                          ----------    ----------         ---------     ---------
  Total                                                   $ 17,386.9    $ 12,656.3         $ 3,337.0     $ 2,343.5
                                                          ==========    ==========         =========     =========

--------------------------------------------------------------------------------------------------------------------


   Changes in the reserve balance reflects cash payments of $994 thousand for the first quarter of 2001 and $4.7 million for the first quarter of 2000.

NOTE 3. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the three month period ended March 31, 2001 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 2000 Annual Report on Form 10-K. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Special
                                                                                                                Charge
                                                                                                     Net        And
                                           Commercial  Retail     Financial                       Operating     Other
(in thousands)                              Banking    Banking    Services     F&M      Other       Income      Items     Total
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2001

Net interest income (taxable equivalent)   $ 21,683   $ 35,104    $   315   $ 24,252   $ (2,020)   $ 79,334    $   ---   $ 79,334
Provision for loan losses                       598      2,405        ---      1,415       (369)      4,049        ---      4,049
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Net interest income after provision        21,085     32,699        315     22,837     (1,651)     75,285        ---     75,285
Noninterest income                            2,911     11,494      6,007      4,294        (45)     24,661        ---     24,661
Noninterest expense                          10,800     25,281      3,542     17,825      5,263      62,711        ---     62,711
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Income (loss) before income taxes          13,196     18,912      2,780      9,306     (6,959)     37,235        ---     37,235
Income tax expense (taxable equivalent)       4,620      6,620        973      3,431     (2,214)     13,430        ---     13,430
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Net income (loss)                        $  8,576   $ 12,292    $ 1,807   $  5,875   $ (4,745)   $ 23,805        ---   $ 23,805
                                           ========   ========    =======   ========   =========   ========    =======   ========

-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2000

Net interest income (taxable equivalent)   $ 20,585   $ 31,923    $   298   $ 27,387    $ 2,650    $ 82,843    $   ---   $ 82,843
Provision for loan losses                       414      3,235        ---        784        851       5,284        ---      5,284
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Net interest income after provision        20,171     28,688        298     26,603      1,799      77,559        ---     77,559
Noninterest income                            2,799      7,111      6,734      3,719        765      21,128                21,128
Noninterest expense                           9,934     24,907      4,527     16,036      5,474      60,878      3,999     64,877
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Income (loss) before income taxes          13,036     10,892      2,505     14,286     (2,910)     37,809     (3,999)    33,810
Income tax expense (taxable equivalent)       4,563      3,812        877      4,938       (675)     13,515     (1,590)    11,925
                                           --------   --------    -------   --------   --------    --------    -------   --------
  Net income (loss)                           8,473      7,080      1,628      9,348     (2,235)   $ 24,294     (2,409)    21,885
                                                                                                   ========
Allocation of special charge and
 other unusual items                            ---        ---        ---     (2,228)      (181)                 2,409        ---
                                           --------   --------    -------   --------   --------                -------   --------
  Net income (loss)                         $ 8,473   $  7,080    $ 1,628   $  7,120   $( 2,416)               $   ---   $ 21,885
                                           ========   ========    =======   ========   =========               =======   ========

-----------------------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:



-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                                      March 31,
 (in thousands, except per share amounts)                                                        2001           2000
-------------------------------------------------------------------------------------------------------------------------
NUMERATOR:

Basic and dilutive earnings per share -- net income available to common shareholders           $ 23,805        $ 21,885
                                                                                               ========        ========

DENOMINATOR:
Basic earnings per share -- weighted average shares                                              46,476          47,614

Effect of dilutive securities -- potential conversion of employee stock options                     468             109
                                                                                               --------        --------

Diluted earnings per share -- adjusted weighted-average shares and assumed conversions           46,944          47,723
                                                                                               ========        ========

    BASIC EARNINGS PER SHARE                                                                   $   0.51        $   0.46
                                                                                               ========        ========

    DILUTED EARNINGS PER SHARE                                                                 $   0.51        $   0.46
                                                                                               ========        ========

-------------------------------------------------------------------------------------------------------------------------


   During the first quarter of 2001, employees exercised stock options to acquire 197,294 shares at an average exercise price of $15.00 per share.


NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                        FOR QUARTER ENDED
                                                        -------------------------------------------------------------------------
                                                             MARCH 31,    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,      MARCH 31,
                                                               2001         2000 (1)       2000 (1)      2000 (1)      2000 (1)
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                           $ 156,558      $ 161,169     $ 160,347      $ 153,406     $ 147,086
  Net interest income                                          75,620         76,260        79,625         79,528        79,461
  Provision for loan losses                                     4,049          5,895         4,642          5,162         5,284
  Investment securities gains (losses)                          2,219              6            (5)           ---            (1)
  Other noninterest income                                     22,442         23,015        23,215         22,819        21,295
  Noninterest expense before special charge                    62,711         57,579        61,670         61,928        61,044
  Special charge:
    Before-tax                                                    ---          8,352           (99)         3,289         3,999
    After-tax                                                     ---          5,101           (40)         1,994         2,409
  Income taxes                                                  9,716          7,100        10,893          9,277         8,543
  Net income                                                   23,805         20,355        25,729         22,691        21,885
  Net operating income (2)                                     23,805         25,456        25,689         24,685        24,294
  Cash dividends (3)                                           12,098         12,278        12,295         12,362        11,173

---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income                                          $    0.51      $    0.44     $    0.54      $    0.48     $    0.46
  Diluted net income                                             0.51           0.44          0.54           0.47          0.46
  Diluted - net operating income (2)                             0.51           0.54          0.54           0.52          0.51
  Cash dividends (3)                                             0.26           0.26          0.26           0.26         0.235
  Market value (end of period)                                  26.69          29.06         23.00          16.23         19.50
  Book value (end of period)                                    15.13          14.62         14.15          13.73         13.52

---------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                    $   8,199      $   8,405     $   8,276      $   8,146     $   7,936
  Loans                                                         6,183          6,423         6,406          6,251         6,045
  Deposits                                                      6,118          6,244         6,154          6,125         6,106
  Shareholders' equity                                            702            680           665            652           644

---------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                    $   8,264      $   8,244     $   8,164      $   8,016     $   7,865
  Loans                                                         6,329          6,393         6,311          6,148         5,954
  Deposits                                                      6,155          6,180         6,159          6,036         6,109
  Shareholders' equity                                            688            668           657            641           635

---------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                       1.17 %         0.98 %        1.25 %         1.14 %        1.12 %
  Net operating return on average assets (2)                     1.17           1.23          1.25           1.24          1.24
  Return on average shareholders' equity                        14.03          12.12         15.58          14.24         13.86
  Net operating return on average shareholders' equity (2)      14.03          15.16         15.56          15.49         15.39
  Net interest margin (FTE)                                      4.09           4.10          4.31           4.40          4.49
  Net loans charged off to average loans                         0.23           0.43          0.23           0.27          0.18
  Average equity to average assets                               8.33           8.10          8.05           8.00          8.07
  Allowance for loan losses ratio                                1.30           1.25          1.27           1.28          1.31
  Nonperforming assets to loans plus ORAA (end of period)        1.19           1.03          0.84           0.75          0.67
  Nonperforming assets to total assets (end of period)           0.90           0.79          0.65           0.58          0.51
  Leverage ratio                                                 7.25           7.11          7.19           7.23          7.30
  Tier 1 capital ratio                                           9.52           9.05          9.20           9.25          9.40
  Total capital ratio                                           10.77          10.30         10.45          10.50         10.60

---------------------------------------------------------------------------------------------------------------------------------

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

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three months ended March 31, 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 9 of this report and Citizens' 2000 Annual Report on Form 10-K.

To better understand underlying trends and performance, and to present financial performance on an "operating basis" Citizens has excluded special charges associated with merger and integration costs as well as the effects of unusual events or transactions. Operating results should be reviewed in conjunction with reported results. A quarterly summary of selected financial data for the five-quarter period ended March 31, 2001 is presented in the table on page 10.


EARNINGS SUMMARY
Citizens earned net income of $23,805,000 for the three months ended March 31, 2001, or $0.51 per share, compared with net income of $21,885,000, or $0.46 per share, for the same quarter of 2000. Returns on average assets and average equity for the quarter were 1.17% and 14.03%, respectively, compared with 1.12% and 13.86%, respectively, in 2000. Net income for the first quarter of 2000 includes special charges of $4.0 million ($2.4 million after-tax) related to the merger and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. See Note 2. Acquisitions and Merger-Related Expenses to Citizens consolidated financial statements for additional details.

Net income in the first quarter of 2001 is higher than the same period in 2000 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by lower net interest income. Noninterest income increased from the first quarter of 2000 due to securities gains of $2.2 million on the sale of $131 million of mortgage backed securities and significant increases in deposit service charges, bankcard fees, and mortgage related fee income. Noninterest expense decreased in the first quarter of 2001 over the same period in the prior year due to a special charge of $4.0 million in the first quarter of 2000. Excluding the special charge, operating expenses increased in the first quarter of 2001 from the prior year due to higher occupancy, data processing services, postage and delivery and other expenses.


LINES OF BUSINESS REPORTING
Citizens operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 18 to the Corporation's 2000 Annual Report on Form 10-K and
Note 3 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.


                                                            Three Months Ended
                                                                 March 31,
(in thousands)                                            2001               2000
-----------------------------------------------------------------------------------
Commercial Banking                                      $  8,576          $  8,473
Retail Banking                                            12,292             7,080
Financial Services                                         1,807             1,628
F&M                                                        5,875             7,120
Other                                                     (4,745)           (2,416)
                                                         -------          --------
   Net income                                           $ 23,805          $ 21,885
                                                        ========          ========
-----------------------------------------------------------------------------------


The increase in Commercial Banking for the three months ended March 31, 2001 was due to higher net interest income from strong loan growth and improved noninterest income from increased deposit service charges, offset in part by an increase in the loan loss provision and higher operating expenses.

The increase in Retail Banking is due to higher net interest income and noninterest income, and a lower provision for loan losses, partially offset by a slight increase in operating expenses. Higher net interest income was driven by strong loan growth in home equity and other direct consumer loans and an improved spread on deposits. Increased noninterest income is due to higher mortgage-related income, including a $2.2 million gain on the sale of mortgage-backed securities and increased gains on the sale of new mortgage production from higher origination volume. Deposit service charges and revenue from the retail sale of annuities also improved in the first quarter of 2001 versus the same period of the prior year. The provision for loan losses declined due to lower net charge-offs on credit card and indirect consumer loans.

Financial Services income improved despite lower revenue due to a decline in operating costs in both trust and brokerage services. The decrease in net income at F&M is due to lower net interest income, a higher provision for loan losses and higher noninterest expense. Net interest income declined as a result of higher interest expense due to a change in funding mix from lower cost demand and savings deposits to higher cost time deposits and borrowed funds. The provision for loan losses increased due to higher commercial and direct consumer loan charge-offs. Operating income in the Other category decreased as higher funding costs lowered net interest income in Citizens' treasury unit. The increased funding costs reflect higher long term borrowing levels as well as a shift from demand and savings deposits to higher cost time deposits.


NET INTEREST INCOME
Tax equivalent net interest income, decreased 4.2%, to $79.3 million in the first quarter of 2001 from $82.8 million in the comparable period in 2000. Higher rates paid on deposits and borrowed funds and a shift in funding mix caused interest expense to rise more than interest income thereby reducing net interest income. Detailed analyses of net interest income, with average balances and related interest rates for the three months ended March 31, 2001 and 2000 are presented on page 14. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table on page 13.

For the three month period ended March 31, 2001, net unfavorable volume and rate related variances in net interest income resulted in a decrease of $3,841,000 in net interest income, as compared to the same period in 2000. Yields on earning assets for the three months ended March 31, 2001 increased to 8.31%, from 8.17% for the first quarter of 2000. Favorable commercial loan volume-related variances were offset by unfavorable volume variances for real estate loans, time deposits and long-term debt. The cost of interest-bearing liabilities for the three months ended March 31, 2001 increased to 4.97% from 4.37%, as compared with the same period in 2000. The higher cost of interest-bearing liabilities is due to a shift in the funding mix from demand and savings accounts to higher-rate time deposits and long-term debt, as well as increased rates on time deposits and short-term borrowings. Citizens' loans in the first quarter of 2001 grew 6.3% on average from their 2000 levels which outpaced deposit growth of 0.8% for the same period, increasing the reliance on borrowed funds as a source of liquidity.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.09% for the first quarter of 2001, a decline of 40 basis points over the same period in 2000. Interest rates declined in the first quarter of 2001, but certain of Citizens' liabilities (particularly longer-term time deposits and borrowed funds) did not yet fully reprice. The lower net interest margin and increased funding costs continue to reflect the higher interest rate environment from 2000 along with a shift in the funding mix from demand and savings accounts to generally higher-rate time deposits and long-term borrowings. As a result, if rates remain at their current levels or continue to decline, it is anticipated that the net interest margin will remain relatively stable in the first half of 2001 and improve as the cost of funds declines in the second half of the year. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in the section titled "Interest Rate Risk".


-----------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                                  2001 Compared with 2000
                                                                        -----------------------------------------
                                                                                            Increase (Decrease)
Three Months Ended March 31                                                  Net             Due to Change in
                                                                                       --------------------------
(in thousands)                                                            Change (1)    Rate (2)     Volume (2)
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

  Money market investments                                                $   257        $    (2)      $   259
  Investment securities:
    Taxable                                                                    64            474          (410)
    Tax-exempt                                                                395             41           354
  Loans:
    Commercial                                                             12,549           (934)       13,483
    Real estate                                                            (6,801)          (128)       (6,673)
    Consumer                                                                3,008            997         2,011
                                                                         --------        -------       -------
      Total                                                                 9,472            448         9,024
                                                                         --------        -------       -------

INTEREST EXPENSE
  Deposits:
    Demand                                                                     38            150          (112)
    Savings                                                                (1,139)        (1,191)           52
    Time                                                                    9,272          4,165         5,107
  Short-term borrowings                                                      (549)           961        (1,510)
  Long-term debt                                                            5,691           (126)        5,817
                                                                         --------        --------      -------
      Total                                                                13,313          3,959         9,354
                                                                         --------        --------      -------
NET INTEREST INCOME                                                      $ (3,841)       $(3,511)      $  (330)
                                                                         ========        =======       =======

-----------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) The change in interest due to both rate and volume are allocated between the factors in proportion to the relationship of the absolute amount of the change in each.

-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                   2001                                      2000
                                                   --------------------------------------     -------------------------------------

Three Months Ended March 31                          AVERAGE                     AVERAGE      Average                       Average
(in thousands)                                       BALANCE      INTEREST (1)   RATE (2)     Balance        Interest (1)   Rate (2)
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                             $    22,400   $     285        5.17 %    $     1,366        $    18       5.37 %
    Other                                                1,109          15        5.33            1,841             25       5.48
  Investment securities (3):
    Taxable                                          1,025,718      17,107        6.67        1,050,671         17,043       6.49
    Tax-exempt                                         407,877       5,331        8.04          380,788          4,936       7.98
Loans:
    Commercial                                       3,494,054      73,541        8.63        2,854,532         60,992       8.67
    Real estate                                      1,274,359      24,199        7.60        1,625,734         31,000       7.64
    Consumer                                         1,561,022      36,080        9.37        1,473,290         33,072       9.03
                                                   -----------   ---------                  -----------       --------
       Total earning assets (3)                      7,786,539     156,558        8.31        7,388,222        147,086       8.17

NONEARNING ASSETS
  Cash and due from banks                              207,724                                  236,116
  Bank premises and equipment                          135,544                                  143,852
  Investment security fair value adjustment             29,871                                  (33,333)
  Other nonearning assets                              185,085                                  209,058
  Allowance for loan losses                            (80,849)                                 (78,953)
                                                   -----------                              -----------
      Total assets                                 $ 8,263,914                              $ 7,864,962
                                                   ===========                              ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                    571,321       2,232        1.58          601,203          2,194       1.47
    Savings deposits                                 1,587,539      12,402        3.17        1,788,436         13,541       3.05
    Time deposits                                    3,108,385      46,245        6.03        2,771,941         36,973       5.35
  Short-term borrowings                                800,410      12,046        6.10          903,917         12,595       5.60
  Long-term debt                                       538,566       8,013        6.03          147,975          2,322       6.29
                                                   -----------   ---------                    ---------       --------
      Total interest-bearing liabilities             6,606,221      80,938        4.97        6,213,472         67,625       4.37
                                                                 ---------                                    -------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                      887,642                                  947,139
  Other liabilities                                     81,652                                   69,296
  Shareholders' equity                                 688,399                                  635,055
                                                   -----------                              -----------
    Total liabilities and shareholders' equity     $ 8,263,914                              $ 7,864,962
                                                   ===========                              ===========

NET INTEREST INCOME                                              $  75,620                                     $ 79,461
                                                                 =========                                     ========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                    4.09 %                                     4.49 %

--------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,714,000 and $3,385,000 for the three months ended March 31, 2001 and 2000, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $4,049,000 in the first quarter of 2001, a decrease of $1,235,000 over the same period in 2000. Net charge-offs were 0.23% of average loans in the first quarter of 2001, up from 0.18% in the same period a year ago. The increase primarily reflects higher charge-offs in the commercial loan portfolio. A summary of loan loss experience during the three months ended March 31, 2001 and 2000 is provided below.



--------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                                             Three Months Ended
                                                                                                  March 31,
(in thousands)                                                                             2001              2000
--------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses - beginning of period                                          $    80,070         $    76,397
  Charge-offs                                                                                  5,315               4,260
  Recoveries                                                                                   1,666               1,652
                                                                                         ------------        -----------
Net charge-offs                                                                                3,649               2,608
Provision for loan losses                                                                      4,049               5,284
                                                                                         -----------         -----------

Allowance for loan losses - end of period                                                $    80,470         $    79,073
                                                                                         ===========         ===========

Loans outstanding at period end                                                          $ 6,182,534         $ 6,044,536
Average loans outstanding during period                                                    6,329,435           5,953,556

Allowance for loan losses as a percentage of loans outstanding at period end                    1.30 %              1.31 %
Ratio of net charge-offs during period to average loans outstanding (annualized)                0.23                0.18
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                      5.5 x               7.6 x

--------------------------------------------------------------------------------------------------------------------------


Citizens maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on a regular, quarterly assessment of the probable losses inherent in the loan portfolios. The allowance is increased by the provision charged to income and reduced by the amount charged-off, net of recoveries. Citizens' methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, reserves by formula and an unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that a loss has been or will be incurred. The specific credit allocations are based on a regular analysis of all commercial and commercial mortgage loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The allowance amount is determined by analyzing the financial condition, collateral value and other qualitative factors as well as by a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan".

The formula allowance is calculated by applying loss factors to outstanding loans (excluding specifically identified credits) based on loan type, accrual status and internal risk grade of such loans and pools of loans. The loss factors are determined based on industry averages adjusted quarterly for recent and historical (generally three-year) loss experience in the specific portfolios.

The unallocated portion of the allowance is determined based upon management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which Citizens operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's specific allowances or in the historical loss factors used to determine the formula allowances.

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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 2001 and 2000 follows:


----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                                                                      Change in 2001
                                                                         Three Months Ended       -----------------------
                                                                              March 31,
(in thousands)                                                           2001          2000         Amount      Percent
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                    $  6,703      $  6,009          694        11.5 %
Trust fees                                                                5,495         6,200         (705)      (11.4)
Bankcard fees                                                             2,906         2,521          385        15.3
Brokerage and investment fees                                             1,868         1,960          (92)       (4.7)
Mortgage and other loan income                                            2,094           936        1,158       123.7
ATM network user fees                                                       801           753           48         6.4
Cash management services                                                    644           692          (48)       (6.9)
Other, net                                                                1,931         2,224         (293)      (13.2)
                                                                       --------      --------       ------
   Total fees and other income                                           22,442        21,295        1,147         5.4
Investment securities gains (losses)                                      2,219            (1)       2,220          (1)
                                                                       --------      --------       ------
   Total noninterest income                                            $ 24,661      $ 21,294       $3,367        15.8
                                                                       =========     ========       ======
----------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful

Noninterest income for the first quarter of 2001, before securities gains and losses, increased 5.4% over the same period of 2000. During the first quarter of 2001, Citizens experienced significant increases in deposit service charges, bankcard fees, and mortgage and other loan fees while trust and brokerage fees declined.

Service charges on deposit accounts grew 11.5%, reflecting new pricing structures and improved fee-waiver practices. Mortgage and other loan income was up 123.7% in the first quarter of 2001 due to significantly higher origination volume and gains realized upon the sale of the new mortgage loan production. Bankcard fees were up 15.3% resulting from higher transaction volume. Trust fees were down 11.4% due to a decrease in market value based fees resulting from a decline in the equity markets. The previous sale of the corporate bond servicing unit and the land trust business that favorably affected prior year results also contributed to the decline in trust fees in 2001. Brokerage and investment fees declined due to lower transaction volume resulting from investor uncertainty, due to the recent decline in equity markets.

The first quarter of 2001 includes a $2.2 million gain on the sale of investment securities. The gain resulted from the securitization of $247 million of one-to-four family fixed rate mortgage loans and the subsequent sale of $131 million of these securities.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three months ended March 31, 2001 and 2000 are summarized in the table below.


------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
                                                                                                           Change in 2001
                                                                         Three Months Ended           ------------------------
                                                                             March 31,
(in thousands)                                                        2001              2000            Amount        Percent
------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                       $31,518           $ 31,578            (60)        (0.2)%
Equipment                                                              4,954              4,696            258          5.5
Occupancy                                                              4,927              4,392            535         12.2
Data processing services                                               3,175              2,743            432         15.7
Professional services                                                  2,382              2,502           (120)        (4.8)
Intangible asset amortization                                          2,689              2,590             99          3.8
Bankcard fees                                                          2,288              2,113            175          8.3
Postage and delivery                                                   1,963              1,667            296         17.8
Telephone                                                              1,575              1,514             61          4.0
Advertising and public relations                                       1,561              1,470             91          6.2
Stationery and supplies                                                1,191              1,359           (168)       (12.4)
Other, net                                                             4,488              4,420             68          1.5
                                                                     -------           --------         ------
  Noninterest expense - operating basis                               62,711             61,044          1,667          2.7
Special charge                                                           ---              3,999         (3,999)          (1)
                                                                     -------           --------         -------
  Total noninterest expense                                          $62,711           $ 65,043         (2,332)        (3.6)
                                                                     =======           ========         =======

------------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful

On an operating basis, noninterest expense for the first quarter of 2001 increased 2.7% over the same period in 2000. Operating earnings for 2000 exclude nonrecurring pretax merger-related costs (the "Special Charge") of $4.0 million ($2.4 million after-tax) for the on-going conversion and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. Increased occupancy costs associated with higher energy costs and maintenance services as well as increased data processing costs due to the F&M merger accounted for the majority of the increase in noninterest expenses. Postage and delivery expense increased in 2001 over the same period in 2000 due to higher postal rates and increased utilization of outside courier services. In contrast, stationery and supplies expense decreased in 2001 due to merger and restructuring efficiencies. Compensation costs declined as merger and restructuring efficiencies offset normal merit increases and higher sales-based incentive compensation.

Special Charge
--------------
In the first quarter of 2000, pre-tax merger-related integration costs of $4.0 million ($2.4 million after-tax or 5 cents per share) were recorded as a "Special Charge" for system conversions, business unit integration, branch closures and other items associated with the F&M merger. All activities related to the F&M merger were completed by year-end 2000. Restructuring reserves related to the F&M merger totaled $0.8 million at March 31, 2001 and consisted of involuntary employee termination benefits. See Note 2. Acquisitions and Merger-Related Expenses for additional details.


INCOME TAXES
Income tax expense was $9.7 million in the first quarter of 2001, an increase of 13.7% over the same period last year. Higher pre-tax earnings partially offset by an increase in tax exempt interest income and prior year tax benefits from the donation of appreciated marketable equity securities, resulted in the increase for the three months ended March 31, 2001, as compared to the same period in the prior year.



FINANCIAL CONDITION
Citizens had total assets of $8.199 billion as of March 31, 2001, a decrease of $206 million, or 2.5%, from $8.405 billion as of December 31, 2000. Total assets declined as Citizens restructured its balance sheet to reduce interest rate risk and decrease reliance on borrowed funds including securitization of $247 million of one-to-four family fixed rate residential mortgage loans and the subsequent sale of $131 million of these securities. The remaining $116 million of these securities were sold in the second quarter of 2001. Average earning assets comprised 94.2% of average total assets during the first three months of 2001 compared with 93.9% in the first three months of 2000.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.7% of average earning assets during the first quarter of 2001, compared with 19.4% for the same period of 2000. Average investment security balances in the first quarter of 2001 were up $2.1 million over the same period in 2000. Average money market investments were up $20.3 million from first quarter 2000 levels.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at March 31, 2001 were down $240.3 million, or 3.7%, from year-end 2000 and up $138.0 million, or 2.3%, from March 31, 2000. For the quarter, the decline in total loans was primarily due to the securitization of $247 million of residential mortgage loans. Average loans grew by $375 million, or 6.3%, for the first quarter of 2001 as compared with the same period in 2000. A higher proportion of real estate mortgage loan production was sold in the secondary market in the first quarter of 2001. Citizens' lending efforts continue to be focused on higher yielding commercial, home equity and direct consumer lending while growth in indirect lending has been managed to stabilize the portfolio. Home equity and direct consumer loans increased 13% at March 31, 2001 from previous year quarter end levels.

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

At March 31, 2001, loans considered to be impaired totaled $66.9 million (of which $38.9 million were on a nonaccrual basis). Included within this amount was $45.0 million of impaired loans for which the related allowance for loan losses was $10.6 million and $21.9 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 2001 was approximately $57.6 million. For the quarter ended March 31, 2001, Citizens recognized interest income of approximately $0.4 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $0.4 million all of which was applied to principal.

At March 31, 2000, loans considered to be impaired totaled $41.4 million (of which $21.2 million were on a nonaccrual basis). Included within this amount was $27.0 million of impaired loans for which the related allowance for loan losses was $3.4 million and $14.4 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended March 31, 2000 was approximately $32.1 million. For the quarter ended March 31, 2000, Citizens recognized interest income of approximately $0.4 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $0.6 million of which $0.3 million was applied to principal and $0.3 million was recognized using the cash method of income recognition.

The table below provides a summary of nonperforming assets as of March 31, 2001, December 31, 2000 and March 31, 2000. Total nonperforming assets amounted to $73.5 million as of March 31, 2001 compared with $66.3 million as of

December 31, 2000 and $40.4 million as of March 31, 2000. The increase in nonaccrual loans since year-end 2000 is primarily attributable to earlier identification of nonperforming loans at F&M following conversion to Citizens' systems during 2000. Approximately 25% of nonperforming loans are residential mortgage loans with first liens. The historical loss in this portfolio has been very low. Employment levels and other economic conditions in the Citizens' local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.


-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                          MARCH 31,       December 31,      March 31,
(IN THOUSANDS)                                                              2001             2000             2000
-------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                            $ 8,335          $ 7,237          $ 2,553
    From 30 to 89 days past due                                             8,268            7,297            3,732
    90 or more days past due                                               50,655           44,881           28,253
                                                                          -------          -------          -------
      Total                                                                67,258           59,415           34,538
  90 days past due and still accruing                                         872              889            1,672
  Restructured                                                                954            1,068              520
                                                                          -------          -------          -------
      Total nonperforming loans                                            69,084           61,372           36,730

Other Repossessed Assets Acquired (ORAA)                                    4,440            4,917            3,696
                                                                          -------          -------          -------
      Total nonperforming assets                                          $73,524          $66,289          $40,426
                                                                          =======          =======          =======

Nonperforming assets as a percent of total loans plus ORAA                   1.19 %           1.03 %           0.67 %
Nonperforming assets as a percent of total assets                            0.90             0.79             0.51

-------------------------------------------------------------------------------------------------------------------------

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of March 31, 2001, such credits amounted to $72.6 million or 1.2% of total loans, compared with $70.2 million or 1.1% at December 31, 2000 and $23.9 million or 0.4% of total loans as of March 31, 2000. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Total deposits decreased $126.6 million to $6.118 billion at March 31, 2001 from $6.244 billion at year-end 2000 and were up $11.5 million from March 31, 2000. Average deposits increased 0.8% in the first three months of 2001 over the same period in 2000. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At March 31, 2001 Citizens had approximately $156 million in brokered deposits as an alternative source of funding, down from $186 million at year-end 2000. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased $103.5 million to $800.4 million during the first three months of 2001 from $903.9 million during the same period of 2000. The decrease primarily reflects greater reliance on time deposits and longer term debt as alternate funding sources. Long-term debt accounted for $538.6 million or 8.2% of average interest-bearing funds for the first three months of 2001, compared with $148.0 million or 2.4% of average interest-bearing funds for the same period in 2000. At March 31, 2001, $545.7 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $321.1 million maturing at different intervals over the next five years. These borrowings are utilized to fund the Corporation's loan growth. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.

CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At March 31, 2001, shareholders' equity was $702.3 million compared with $680.0 million at December 31, 2000 and $643.7 as of March 31, 2000. Book value per common share at March 31, 2001, December 31, 2000 and March 31, 2000 was $15.13, $14.62 and $13.52, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of March 31, 2001, December 31, 2000 and March 31, 2000 are presented below.


---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                         Regulatory
                                                       Minimum For
                                                         "Well           MARCH 31,      December 31,    March 31,
                                                       Capitalized"        2001            2000          2000
---------------------------------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                                                   6.0 %           9.5 %            9.1 %        9.4 %
  Total capital                                           10.0            10.8             10.3         10.6
Tier I leverage                                            5.0             7.3              7.1          7.3

---------------------------------------------------------------------------------------------------------------------------

On May 23, 2000, Citizens approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of Citizens common stock. Through the first quarter of 2001, Citizens repurchased 1,465,100 shares of stock under this plan at an average price of $22.19. In May 1998, Citizens initiated a stock repurchase plan that allowed for the repurchase of up to 600,000 shares for treasury to satisfy Citizens' obligation to issue shares under its existing employee and director stock option plans, all of which were repurchased by March 31, 2000.

Citizens declared cash dividends of $0.26 per share in the first quarter of 2001, an increase of 10.6% over the $0.235 declared during the same period of 2000.


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

Citizens experienced no liquidity or operational problems as a result of its liquidity levels. Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At March 31, 2001, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 2001 and 2000 is illustrated below.

----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                              TOTAL
                                           1-90       91-180      181-365     WITHIN         1-5         Over
(dollars in millions)                      Days        Days        Days       1 YEAR        Years       5 Years      Total
----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001

RATE SENSITIVE ASSETS (1)
  Loans                                 $ 2,197.6     $ 325.4   $   602.0    $ 3,125.0    $ 2,438.6   $   618.9    $ 6,182.5
  Investment securities                     113.1        32.7        63.3        209.1        587.1       669.9      1,466.1
  Short-term investments                    105.5         ---         ---        105.5          ---         ---        105.5
                                        ---------     -------   ---------    ---------    ---------   ---------    ---------
    Total                               $ 2,416.2     $ 358.1   $   665.3    $ 3,439.6    $ 3,025.7   $ 1,288.8    $ 7,754.1
                                        =========     =======   =========    =========    =========   =========    =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                          $ 1,214.4     $ 856.2   $ 1,195.6    $ 3,266.2    $ 1,698.6   $   276.2    $ 5,241.0
  Other interest bearing liabilities        924.8       115.0       205.3      1,245.1         36.3         4.6      1,286.0
                                        ---------     -------   ---------    ---------    ---------   ---------    ---------
    Total                               $ 2,139.2     $ 971.2   $ 1,400.9    $ 4,511.3    $ 1,734.9   $   280.8    $ 6,527.0
                                        =========     =======   =========    =========    =========   =========    =========

Period GAP (3)                          $   277.0    $ (613.1)  $  (735.6)   $(1,071.7)   $ 1,290.8   $ 1,008.0    $ 1,227.1
Cumulative GAP                              277.0      (336.1)   (1,071.7)                    219.1     1,227.1
Cumulative GAP to Total Assets               3.38%      (4.10)%    (13.07)%     (13.07)%       2.67%      14.97%       14.97%
Multiple of Rate Sensitive Assets
to Liabilities                               1.13        0.37        0.47         0.76         1.74        4.59         1.19

----------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2000

RATE SENSITIVE ASSETS (1)
  Loans                                 $ 1,771.3     $ 330.5   $   604.8    $ 2,706.6    $ 2,642.6   $   695.3    $ 6,044.5
  Investment securities                      50.4        26.8        44.4        121.6        478.7       789.4      1,389.7
  Short-term investments                      1.7         ---         ---          1.7          ---         ---          1.7
                                        ---------     -------   ---------    ---------    ---------   ---------    ---------
    Total                               $ 1,823.4     $ 357.3   $   649.2    $ 2,829.9    $ 3,121.3   $ 1,484.7    $ 7,435.9
                                        =========     =======   =========    =========    =========   =========    =========

RATE SENSITIVE LIABILITIES
  Deposits (2)                          $ 1,057.4     $ 707.2   $ 1,138.7    $ 2,903.3    $ 2,002.2   $   259.1    $ 5,164.6
  Other interest bearing liabilities        960.7        50.2        51.4      1,062.3         32.6        14.5      1,109.4
                                        ---------     -------   ---------    ---------    ---------   ---------    ---------
    Total                               $ 2,018.1     $ 757.4   $ 1,190.1    $ 3,965.6    $ 2,034.8   $   273.6    $ 6,274.0
                                        =========     =======   =========    =========    =========   =========    =========

Period GAP (3)                          $  (194.7)   $ (400.1)   $ (540.9)   $(1,135.7)   $ 1,086.5   $ 1,211.1    $ 1,161.9
Cumulative GAP                             (194.7)     (594.8)   (1,135.7)                    (49.2)    1,161.9
Cumulative GAP to Total Assets              (2.45)%     (7.49)%    (14.31)%     (14.31)%      (0.62)%     14.64%       14.64%
Multiple of Rate Sensitive Assets
to Liabilities                               0.90        0.47        0.55         0.71         1.53        5.43         1.19

----------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2) Includes interest bearing savings and demand deposits of $744 million and $827 million in 2001 and 2000, respectively, in the less than one year category, and $1.414 billion and $1.551 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(3) GAP is the excess of rate sensitive assets (liabilities).


As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $1071.7 million at March 31, 2001 and by $1135.7 million at March 31, 2000. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 2 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

OTHER
ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Citizens adopted this statement as amended effective January 1, 2001. At March 31, 2001, Citizens did not have any outstanding derivatives or hedging activities. Therefore, the impact of adopting the provisions of this statement on Citizens' financial position, results of operations and cash flow was not material.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140, like SFAS No.125, establishes accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. SFAS 140, however, requires certain additional disclosures related to transferred assets and is more restrictive in defining what constitutes a qualified special purpose entity (QSPE) as well as when transfers to a QSPE will be accorded sales treatment. SFAS No. 140 is effective with transfers occurring after March 31, 2001. The expanded disclosures, however, are effective for years ending after December 15, 2000, but are not required to be applied to prior periods. Citizens has adopted this statement to the extent permitted and will adopt the remaining provisions, effective April 1, 2001. The impact of the adoption is not expected to be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of Citizens' 2000 Annual Report on Form 10-K, is here incorporated by reference.

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 2001, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which Citizens manages its primary market risk exposure, as described in the sections of its 2000 Annual Report on Form 10-K incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Quarterly Report on Form 10-Q, Citizens does not expect to change those methods in the near term. However, Citizens may change those methods in the future to adapt to changes in circumstances or to implement new techniques. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.




                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proxies were solicited pursuant to regulation 14 under the Securities exchange act of 1934 to be voted at the annual meeting of shareholders of the Corporation held April 17, 2001. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 15, 2001 and all such nominees were elected.

The results were as follows with respect to each director nominee:


                                                  Votes Against/          Shares Not Voted
     Director                Votes For               Withheld              Or Abstentions
---------------------     ---------------      -------------------      --------------------
Richard J. Dolinski          38,049,275              620,217                7,881,713
Stephen J. Lazaroff          38,077,464              592,028                7,881,713
William C. Shedd             37,956,607              712,885                7,881,713
Charles R. Weeks             38,067,500              601,992                7,881,713
Kendall B. Williams          38,086,203              583,289                7,881,713

Total shares eligible to vote:  46,551,205
Broker non-votes included in non-voted shares above:  none

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     None
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the three-month period ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    May 15, 2001                By /s/ John W. Ennest
    ---------------------              -----------------------------------------
                                       John W. Ennest
                                       Vice Chairman of the Board, Treasurer and
                                          Chief Financial Officer
                                       (Principal Financial Officer)
                                       (Duly Authorized Signatory)