Form 10-Q
period 2001-06-30
CITIZENS BANKING CORP
filed 2001-08-14
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended       June 30, 2001
                     ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                          38-2378932
----------------------------------------                     -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   328 S. Saginaw St., Flint, Michigan                              48502
----------------------------------------                     -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                 X   Yes        No
                                               -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at August 08, 2001
  -------------------------------            ------------------------------
     Common Stock, No Par Value                     46,274,556 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.......................................................................3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations..............................................................................11

     Item 3 - Quantitative and Qualitative Disclosure of Market Risk.................................................26

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..................................................................................... 26

     Item 2 - Changes in Securities................................................................................. 26

     Item 3 - Defaults upon Senior Securities....................................................................... 26

     Item 4 - Submission of Matters to a Vote of Security Holders................................................... 26

     Item 5 - Other Information..................................................................................... 26

     Item 6 - Exhibits and Reports on Form 8-K...................................................................... 26

SIGNATURES.......................................................................................................... 27


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                JUNE 30,           December 31,
(in thousands)                                                 2001                  2000
--------------------------------------------------------------------------------------------
                                                           (UNAUDITED)            (Note 1)
ASSETS
   Cash and due from banks                                 $   249,664           $   318,115
   Money market investments:
      Federal funds sold                                        40,966                24,986
      Commercial paper                                          36,262                    --
      Interest-bearing deposits with banks                       1,566                 2,547
                                                           -----------           -----------
         Total money market investments                         78,794                27,533
   Securities available-for-sale:
      U.S. Treasury and federal agency securities              726,823               873,235
      State and municipal securities                           455,314               430,775
      Other securities                                          78,860                80,098
                                                           -----------           -----------
         Total investment securities                         1,260,997             1,384,108
   Loans:
      Commercial                                             3,317,547             3,332,156
      Real estate construction                                 191,982               235,096
      Real estate mortgage                                   1,077,301             1,282,834
      Consumer                                               1,523,452             1,572,720
                                                           -----------           -----------
         Total loans                                         6,110,282             6,422,806
      Less: Allowance for loan losses                          (81,351)              (80,070)
                                                           -----------           -----------
         Net loans                                           6,028,931             6,342,736
   Premises and equipment                                      131,534               137,094
   Intangible assets                                            85,350                90,808
   Other assets                                                 88,805               104,697
                                                           -----------           -----------
TOTAL ASSETS                                               $ 7,924,075           $ 8,405,091
                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                                  $   888,011           $   973,938
      Interest-bearing                                       5,034,019             5,270,203
                                                           -----------           -----------
         Total deposits                                      5,922,030             6,244,141
   Federal funds purchased and securities sold
      under agreements to repurchase                           284,522               394,466
   Other short-term borrowings                                 303,808               538,784
   Other liabilities                                            86,036                76,604
   Long-term debt                                              621,003               471,117
                                                           -----------           -----------
         Total liabilities                                   7,217,399             7,725,112
   Shareholders' Equity:
      Preferred stock - No par value                                --                    --
      Common stock - No par value                              194,293               201,549
      Retained earnings                                        492,776               466,692
      Accumulated other comprehensive income                    19,607                11,738
                                                           -----------           -----------
         Total shareholders' equity                            706,676               679,979
                                                           -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 7,924,075           $ 8,405,091
                                                           ===========           ===========

--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                        Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
(in thousands, except per share amounts)                             2001          2000            2001           2000
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                    $ 126,657      $ 131,607      $ 260,477      $ 256,671
   Interest and dividends on investment securities:
      Taxable                                                       14,482         16,604         31,589         33,644
      Nontaxable                                                     5,408          5,180         10,739         10,116
   Money market investments                                            713             15          1,013             61
                                                                 ---------      ---------      ---------      ---------
        Total interest income                                      147,260        153,406        303,818        300,492
                                                                 ---------      ---------      ---------      ---------
INTEREST EXPENSE
   Deposits                                                         54,782         53,900        115,661        106,608
   Short-term borrowings                                             8,014         16,697         20,060         29,292
   Long-term debt                                                    8,039          3,281         16,052          5,603
                                                                 ---------      ---------      ---------      ---------
        Total interest expense                                      70,835         73,878        151,773        141,503
                                                                 ---------      ---------      ---------      ---------
NET INTEREST INCOME                                                 76,425         79,528        152,045        158,989
Provision for loan losses                                            6,362          5,162         10,411         10,446
                                                                 ---------      ---------      ---------      ---------
        Net interest income after provision for loan losses         70,063         74,366        141,634        148,543
                                                                 ---------      ---------      ---------      ---------
NONINTEREST INCOME
   Service charges on deposit accounts                               7,181          6,719         13,884         12,728
   Trust fees                                                        5,269          6,211         10,764         12,411
   Mortgage and other loan income                                    4,461          1,147          6,555          2,084
   Bankcard fees                                                     3,204          2,840          6,110          5,361
   Brokerage and investment fees                                     2,035          2,058          3,903          4,018
   Investment securities gains (losses)                              3,504             --          5,723             (1)
   Gain on sale of credit card assets                                2,623             --          2,623             --
   Other                                                             3,814          3,844          7,190          7,512
                                                                 ---------      ---------      ---------      ---------
        Total noninterest income                                    32,091         22,819         56,752         44,113
                                                                 ---------      ---------      ---------      ---------
NONINTEREST EXPENSE
   Salaries and employee benefits                                   31,526         31,614         63,044         63,192
   Equipment                                                         5,077          4,702         10,031          9,398
   Occupancy                                                         4,453          4,259          9,380          8,651
   Data processing fees                                              3,288          2,970          6,463          5,713
   Intangible asset amortization                                     2,770          2,649          5,459          5,243
   Professional services                                             3,030          2,506          5,412          5,008
   Bankcard fees                                                     2,556          2,398          4,844          4,511
   Postage and delivery                                              1,924          1,730          3,887          3,397
   Advertising and public relations                                  1,632          1,571          3,193          3,041
   Special charge                                                       --          3,289             --          7,288
   Other                                                             7,360          7,529         14,614         14,818
                                                                 ---------      ---------      ---------      ---------
        Total noninterest expense                                   63,616         65,217        126,327        130,260
                                                                 ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                                          38,538         31,968         72,059         62,396
Income taxes                                                        11,390          9,277         21,106         17,820
                                                                 ---------      ---------      ---------      ---------
NET INCOME                                                       $  27,148      $  22,691      $  50,953      $  44,576
                                                                 =========      =========      =========      =========
NET INCOME PER SHARE:
   Basic                                                         $    0.59      $    0.48      $    1.10      $    0.94
   Diluted                                                            0.58           0.47           1.09           0.93
AVERAGE SHARES OUTSTANDING:
   Basic                                                            46,388         47,639         46,431         47,626
   Diluted                                                          46,789         47,739         46,866         47,731
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                              Accumulated
                                                                                                 Other
                                                                 Common        Retained      Comprehensive
(in thousands except per share amounts)                          Stock         Earnings         Income           Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                                          $ 223,773      $  445,181       $(16,521)        $652,433
  Net income                                                                        25,729                          25,729
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               9,139            9,139
                                                                                                                  --------
    Total comprehensive income                                                                                      34,868
  Exercise of stock options, net of
    shares purchased                                                   642                                             642
  Shares acquired for retirement                                   (10,695)                                        (10,695)
  Cash dividends - $0.26 per share                                                 (12,295)                        (12,295)
                                                                 ---------      ----------       --------         --------
BALANCE - SEPTEMBER 30, 2000                                     $ 213,720      $  458,615       $ (7,382)        $664,953
  Net income                                                                        20,355                          20,355
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                              19,120           19,120
                                                                                                                  --------
    Total comprehensive income                                                                                      39,475
  Exercise of stock options, net of
    shares purchased                                                   596                                             596
  Shares acquired for retirement                                   (12,767)                                        (12,767)
  Cash dividends - $0.26 per share                                                 (12,278)                        (12,278)
                                                                 ---------      ----------       --------         --------
BALANCE - DECEMBER 31, 2000                                      $ 201,549      $  466,692        $11,738         $679,979
  Net income                                                                        23,805                          23,805
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                              13,575           13,575
                                                                                                                  --------
    Total comprehensive income                                                                                      37,380
  Exercise of stock options, net of
    shares purchased                                                 2,960                                           2,960
  Shares acquired for retirement                                    (5,872)                                         (5,872)
  Cash dividends - $0.26 per share                                                 (12,098)                        (12,098)
                                                                 ---------      ----------       --------         --------
BALANCE - MARCH 31, 2001                                         $ 198,637      $  478,399        $25,313         $702,349
  Net income                                                                        27,148                          27,148
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                              (5,706)          (5,706)
                                                                                                                  --------
    Total comprehensive income                                                                                      21,442
  Exercise of stock options, net of
    shares purchased                                                   626                                             626
  Shares acquired for retirement                                    (4,970)                                         (4,970)
  Cash dividends - $0.275 per share                                                (12,771)                        (12,771)
                                                                 ---------      ----------       --------         --------
BALANCE - JUNE 30, 2001                                          $ 194,293      $  492,776       $ 19,607         $706,676
                                                                 =========      ==========       ========         ========
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                     Six Months Ended
                                                                                                         June 30,
(in thousands)                                                                                  2001                   2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                  $  50,953             $  44,576
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  10,411                10,446
      Depreciation                                                                                8,203                 7,847
      Amortization of intangibles                                                                 5,459                 5,243
      Net amortization on investment securities                                                    (591)                   (3)
      Investment securities (gains) losses                                                       (5,723)                    1
      Loans originated for sale                                                                (364,822)               (8,658)
      Proceeds from loan sales                                                                  365,295                 8,726
      Donation of equity security                                                                   ---                 1,116
      Decrease in accrued merger related and other charges                                       (2,088)               (7,344)
      Other                                                                                      22,686                   604
                                                                                              ---------             ---------
          Net cash provided by operating activities                                              89,783                62,554

INVESTING ACTIVITIES:

  Net (increase) decrease in money market investments                                           (51,261)               62,238
  Securities available-for-sale:
      Proceeds from sales                                                                       283,106                     1
      Proceeds from maturities                                                                  220,711               100,316
      Purchases                                                                                (362,271)              (77,348)
  Net (increase) decrease in loans                                                              303,394              (339,780)
  Net increase in premises and equipment                                                         (2,643)               (7,457)
  Acquisitions (net of cash acquired)                                                               ---                26,008
                                                                                              ---------             ---------
          Net cash provided (used) by investing activities                                      391,036              (236,022)

FINANCING ACTIVITIES:

  Net decrease in demand and savings deposits                                                  (107,652)             (153,516)
  Net increase (decrease) in time deposits                                                     (214,459)              118,165
  Net increase (decrease) in short-term borrowings                                             (344,920)               87,276
  Proceeds from issuance of long-term debt                                                      150,000               220,300
  Principal reductions in long-term debt                                                           (114)              (74,872)
  Cash dividends paid                                                                           (24,869)              (23,535)
  Proceeds from stock options exercised                                                           3,586                   641
  Shares acquired for retirement                                                                (10,842)               (3,840)
                                                                                              ---------             ---------
          Net cash provided (used) by financing activities                                     (549,270)              170,619
                                                                                              ---------             ---------

Net decrease in cash and due from banks                                                         (68,451)               (2,849)
Cash and due from banks at beginning of period                                                  318,115               250,745
                                                                                              ---------             ---------

Cash and due from banks at end of period                                                      $ 249,664             $ 247,896
                                                                                              =========             =========

-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 2000 Annual Report on Form 10-K.

NOTE 2. ACQUISITIONS AND MERGER-RELATED EXPENSES
   On May 12, 2000, Citizens Banking Corporation completed the purchase of three Jackson, Michigan offices of Great Lakes National Bank with approximately $31 million in deposits.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M"), a $2.7 billion bank holding company headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger-related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense (the "Special Charge"), $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. At June 30, 2001, the remaining reserve balance related to the F&M merger and initiatives approved in 1999 totaled $0.3 million.

   In the fourth quarter of 2000, Citizens recorded an additional pre-tax charge of $3.2 million ($2.1 million after-tax) for restructuring costs of $2.0 million and asset impairment and other charges of $1.2 million associated with new corporate and organizational re-engineering initiatives. The $2.0 million charge for restructuring consisted primarily of involuntary employee termination costs, representing 44 terminations. The related restructuring reserve at June 30, 2001 totaled $0.9 million.

   The following table shows the remaining reserve balance by quarter through June 30, 2001.

   ------------------------------------------------------------------------------------------------------------------------------

                   DESCRIPTION OF COSTS

                                                             December 31,          June 30,         December 31,       June 30,
   (in thousands)                                                1999                2000              2000              2001
   ------------------------------------------------------------------------------------------------------------------------------
   Employee benefits and severance                           $   7,337.9         $  5,232.4          $ 3,316.0         $ 1,248.6
   Contract termination and other conversion costs               9,356.9            4,678.5               19.0               ---
   Professional fees                                               634.5              132.3                2.0               ---
   Other                                                            57.6                ---                ---               ---
                                                             -----------         ----------          ---------         ---------
      Total                                                  $  17,386.9         $ 10,043.2          $ 3,337.0         $ 1,248.6
                                                             ===========         ==========          =========         =========

   ------------------------------------------------------------------------------------------------------------------------------

   Changes in the reserve balance reflects cash payments of $2.1 million for the first half of 2001 and $2.0 million for the same period of 2000.

NOTE 3. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the three and six month periods ended June 30, 2001 is provided below. Total assets by business segment did not change materially from that previously disclosed in the Corporation's 2000 Annual Report on Form 10-K. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Special
                                                                                                               Charge
                                                                                                     Net         And
                                             Commercial  Retail    Financial                       Operating    Other
(in thousands)                                Banking    Banking   Services    F&M        Other     Income      Items    Total
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2001

Net interest income (taxable equivalent)      $ 24,628   $ 31,083   $   369   $23,872   $    183    $ 80,135       --   $ 80,135
Provision for loan losses                          679      1,366        --     4,551       (234)      6,362       --      6,362
                                              --------   --------   -------   -------   --------    --------   ------   --------
   Net interest income after provision          23,949     29,717       369    19,321        417      73,773       --     73,773
Noninterest income                               3,696     16,638     5,832     5,484        441      32,091       --     32,091
Noninterest expense                             11,593     26,365     3,761    17,524      4,373      63,616       --     63,616
                                              --------   --------   -------   -------   --------    --------   ------   --------
   Income (loss) before income taxes            16,052     19,990     2,440     7,281     (3,515)     42,248       --     42,248
Income tax expense (taxable equivalent)          5,617      6,995       854     2,657     (1,023)     15,100       --     15,100
                                              --------   --------   -------   -------   --------    --------   ------   --------
   Net income (loss)                          $ 10,435   $ 12,995   $ 1,586   $ 4,624   $ (2,492)   $ 27,148       --   $ 27,148
                                              ========   ========   =======   =======   ========    ========   ======   ========

--------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2000

Net interest income (taxable equivalent)      $ 21,588   $ 34,023   $   360   $26,370   $    699    $ 83,040       --   $ 83,040
Provision for loan losses                        1,912      2,509        --        92        649       5,162       --      5,162
                                              --------   --------   -------   -------   --------    --------   ------     ------
   Net interest income after provision          19,676     31,514       360    26,278         50      77,878       --     77,878
Noninterest income                               2,721      8,528     6,739     3,957        874      22,819       --     22,819
Noninterest expense                             10,505     27,636     4,722    15,633      3,432      61,928    3,289     65,217
                                              --------    -------   -------   -------   --------    --------   ------    -------
   Income (loss) before income taxes            11,892     12,406     2,377    14,602     (2,508)     38,769   (3,289)    35,480
Income tax expense (taxable equivalent)          4,162      4,342       832     5,551       (803)     14,084   (1,295)    12,789
                                              --------    -------   -------   -------   --------    --------   ------    -------
   Net income (loss)                             7,730      8,064     1,545     9,051     (1,705)   $ 24,685   (1,994)    22,691
                                                                                                    ========
Allocation of special charge and
 other unusual items                                --         --        --    (1,829)      (165)               1,994         --
                                              --------   --------   -------   -------   --------               ------   --------
   Net income (loss)                          $  7,730   $  8,064   $ 1,545   $ 7,222   $ (1,870)                  --   $ 22,691
                                              ========   ========   =======   =======   ========               ======   ========

--------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Special
                                                                                                               Charge
                                                                                                     Net        And
                                             Commercial   Retail   Financial                      Operating    Other
(in thousands)                                 Banking    Banking  Services     F&M       Other     Income     Items      Total
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30,  2001

Net interest income (taxable equivalent)      $ 46,311   $ 66,187   $   684   $48,124   $ (1,837)  $ 159,469       --   $159,469
Provision for loan losses                        1,277      3,771        --     5,966       (603)     10,411       --     10,411
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Net interest income after provision          45,034     62,416       684    42,158     (1,234)    149,058       --    149,058
Noninterest income                               6,607     28,132    11,839     9,778        396      56,752       --     56,752
Noninterest expense                             22,393     51,646     7,303    35,349      9,636     126,327       --    126,327
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Income (loss) before income taxes            29,248     38,902     5,220    16,587    (10,474)     79,483       --     79,483
Income tax expense (taxable equivalent)         10,237     13,615     1,827     6,088     (3,237)     28,530       --     28,530
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Net income (loss)                          $ 19,011   $ 25,287   $ 3,393   $10,499   $ (7,237)  $  50,953       --   $ 50,953
                                              ========   ========   =======   =======   ========   =========   ======   ========

---------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2000

Net interest income (taxable equivalent)      $ 42,173   $ 65,946   $   658   $53,757   $  3,350   $ 165,884   $   --   $165,884
Provision for loan losses                        2,326      5,744        --       876      1,500      10,446       --     10,446
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Net interest income after provision          39,847     60,202       658    52,881      1,850     155,438       --    155,438
Noninterest income                               5,520     15,805    13,473     7,676      1,639      44,113              44,113
Noninterest expense                             20,439     52,709     9,249    30,543     10,032     122,972    7,288    130,260
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Income (loss) before income taxes            24,928     23,298     4,882    30,014     (6,543)     76,579   (7,288)    69,291
Income tax expense (taxable equivalent)          8,725      8,154     1,709    10,883     (1,871)     27,600   (2,885)    24,715
                                              --------   --------   -------   -------   --------   ---------   ------   --------
   Net income (loss)                            16,203     15,144     3,173    19,131     (4,672)  $  48,979   (4,403)    44,576
                                                                                                   =========
Allocation of special charge and
 other unusual items                                --         --        --    (4,057)      (346)               4,403         --
                                              --------   --------   -------   -------   --------               ------   --------
   Net income (loss)                          $ 16,203   $ 15,144   $ 3,173    15,074   $ (5,018)              $   --   $ 44,576
                                              ========   ========   =======   =======   ========               ======   ========

---------------------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE

   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
 (in thousands, except per share amounts)                              2001            2000           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income
available to common shareholders                                     $ 27,148        $ 22,691       $ 50,953        $ 44,576
                                                                     ========        ========       ========        ========

DENOMINATOR:
Basic earnings per share -- weighted average shares                    46,388          47,639         46,431          47,626

Effect of dilutive securities -- potential conversion of
employee stock options                                                    401             100            435             105
                                                                     --------        --------       --------        --------

Diluted earnings per share -- adjusted weighted-average
shares and assumed conversions                                         46,789          47,739         46,866          47,731
                                                                     ========        ========       ========        ========

    BASIC EARNINGS PER SHARE                                         $   0.59        $   0.48       $   1.10        $   0.94
                                                                     ========        ========       ========        ========

    DILUTED EARNINGS PER SHARE                                       $   0.58        $   0.47       $   1.09        $   0.93
                                                                     ========        ========       ========        ========

-----------------------------------------------------------------------------------------------------------------------------



   During the second quarter of 2001, employees exercised stock options to acquire 39,313 shares at an average exercise price of $15.94 per share.

NOTE 5. RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                        FOR QUARTER ENDED
                                                            ----------------------------------------------------------------------
                                                              JUNE 30,       MARCH 31,     DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                                                2001           2001          2000 (1)       2000 (1)      2000 (1)
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)

  Interest income                                             $ 147,260      $ 156,558      $ 161,169      $ 160,347     $ 153,406
  Net interest income                                            76,425         75,620         76,260         79,625        79,528
  Provision for loan losses                                       6,362          4,049          5,895          4,642         5,162
  Investment securities gains (losses)                            3,504          2,219              6             (5)           --
  Other noninterest income                                       28,587         22,442         23,015         23,215        22,819
  Noninterest expense before special charge                      63,616         62,711         57,579         61,670        61,928
  Special charge:
      Before-tax                                                     --             --          8,352            (99)        3,289
      After-tax                                                      --             --          5,101            (40)        1,994
  Income taxes                                                   11,390          9,716          7,100         10,893         9,277
  Net income                                                     27,148         23,805         20,355         25,729        22,691
  Net operating income (2)                                       27,148         23,805         25,456         25,689        24,685
  Cash dividends                                                 12,771         12,098         12,278         12,295        12,362

----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA

  Basic net income                                               $ 0.59         $ 0.51         $ 0.44         $ 0.54        $ 0.48
  Diluted net income                                               0.58           0.51           0.44           0.54          0.47
  Diluted - net operating income (2)                               0.58           0.51           0.54           0.54          0.52
  Cash dividends                                                  0.275           0.26           0.26           0.26          0.26
  Market value (end of period)                                    29.25          26.69          29.06          23.00         16.23
  Book value (end of period)                                      15.27          15.13          14.62          14.15         13.73

----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)

  Assets                                                        $ 7,924        $ 8,199        $ 8,405        $ 8,276       $ 8,146
  Loans                                                           6,110          6,183          6,423          6,406         6,251
  Deposits                                                        5,922          6,118          6,244          6,154         6,125
  Shareholders' equity                                              707            702            680            665           652

----------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)

  Assets                                                        $ 7,977        $ 8,264        $ 8,244        $ 8,164       $ 8,016
  Loans                                                           6,169          6,329          6,393          6,311         6,148
  Deposits                                                        6,007          6,155          6,180          6,159         6,036
  Shareholders' equity                                              700            688            668            657           641

----------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)

  Return on average assets                                         1.37 %         1.17 %         0.98 %         1.25 %        1.14 %
  Net operating return on average assets (2)                       1.37           1.17           1.23           1.25          1.24
  Return on average shareholders' equity                          15.56          14.03          12.12          15.58         14.24
  Net operating return on average shareholders' equity (2)        15.56          14.03          15.16          15.56         15.49
  Net interest margin (FTE)                                        4.26           4.10           4.09           4.31          4.40
  Net loans charged off to average loans                           0.36           0.23           0.43           0.23          0.27
  Average equity to average assets                                 8.78           8.33           8.10           8.05          8.00
  Allowance for loan losses ratio                                  1.33           1.30           1.25           1.27          1.28
  Nonperforming assets to loans plus ORAA (end of period)          1.40           1.19           1.03           0.84          0.75
  Nonperforming assets to total assets (end of period)             1.08           0.90           0.79           0.65          0.58
  Leverage ratio                                                   7.71           7.25           7.11           7.19          7.23
  Tier 1 capital ratio                                             9.91           9.52           9.05           9.20          9.25
  Total capital ratio                                             11.16          10.77          10.30          10.45         10.50

----------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts have been reclassified to conform with current year presentation.

(2) Net operating income is based on net income that excludes special charges incurred in connection with acquisitions and other corporate initiatives.

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three and six months ended June 30, 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 2000 Annual Report on Form 10-K. A quarterly summary of selected financial data for the five-quarter period ended June 30, 2001 is presented in the table on page 11.

EARNINGS SUMMARY
Citizens earned net income of $27,148,000 for the three months ended June 30, 2001, or $0.58 per share, compared with net income of $22,691,000, or $0.47 per share, for the same quarter of 2000. Returns on average assets and average equity for the quarter were 1.37% and 15.56%, respectively, compared with 1.14% and 14.24%, respectively, in 2000. For the first six months of 2001, net income was $50,953,000 or $1.09 per share, compared to $44,576,000 or $0.93 per share for the same period in 2000. Returns on average assets and average equity during the first six months of 2001 were 1.27% and 14.81%, respectively, compared with 1.13% and 14.05%, respectively, in 2000. Net income for the three and six months ended June 30, 2000 includes special charges of $3.3 million ($2.0 million after-tax) and $7.3 million ($4.4 million after-tax), respectively, related to the merger and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. See Note 2. Acquisitions and Merger-Related Expenses to Citizens consolidated financial statements for additional details.

Net income in the three and six months ended June 30, 2001 is higher than the same periods in 2000 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by lower net interest income. Noninterest income increased in both the three and six months ended June 30, 2001 over the comparable periods in 2000 due to securities gains of $3.5 million and $5.7 million, respectively, significant increases in mortgage related fee income, deposit service charges, and bankcard fees. Also during the second quarter of 2001, Citizens recognized a gain of $2.6 million on the sale of $30 million of credit card loans. Noninterest expense decreased for both the three and six months ended June 30, 2001 compared with the same periods in 2000 due to special charges of $3.3 million and $7.3 million, respectively, in the prior year periods. Excluding the special charges, operating expenses increased for both periods in 2001 from the prior year periods by 2.7%. Variances in operating expenses are summarized in the table on page 19.

LINES OF BUSINESS REPORTING
Citizens operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 18 to the Corporation's 2000 Annual Report on Form 10-K and
Note 3 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.

-------------------------------------------------------------------------------------------

                              Three Months Ended                     Six Months Ended
                                   June 30,                               June 30,
(in thousands)               2001            2000                   2001            2000
-------------------------------------------------------------------------------------------
Commercial Banking         $ 10,435        $  7,730               $ 19,011        $ 16,203
Retail Banking               12,995           8,064                 25,287          15,144
Financial Services            1,586           1,545                  3,393           3,173
F&M                           4,624           7,222                 10,499          15,074
Other                        (2,492)         (1,870)                (7,237)         (5,018)
                           --------        --------               --------        --------
Net income                 $ 27,148        $ 22,691               $ 50,953        $ 44,576
                           ========        ========               ========        ========
-------------------------------------------------------------------------------------------



The increase in Commercial Banking for the three and six months ended June 30, 2001 was due to higher net interest income from strong loan growth and improved noninterest income from increased deposit service charges, and a lower loan loss provision offset in part by higher operating expenses.

The increase in Retail Banking for the three and six months ended June 30, 2001 was due to higher noninterest income, a decrease in operating expenses, and a lower provision for loan losses. The increase in noninterest income is due to gains on sale of securitized mortgages of $3.5 million and $5.7 million in the three and six months ended June 30, 2001, respectively, increased gains on sale of new mortgage production and higher deposit service charges and bankcard fees. The second quarter 2001 also includes a gain of $2.6 million on the sale of the credit card portfolio.

Financial Services income improved slightly despite lower revenue due to a decline in operating costs in both trust and brokerage services. The decrease in net income at F&M is due to lower net interest income, a higher provision for loan losses and higher noninterest expense. Net interest income declined as a result of lower yields on loans due to the decline in short-term interest rates and higher interest expense due to a change in funding mix from lower cost demand and savings deposits to higher cost time deposits and borrowed funds. The provision for loan losses increased due to higher commercial and direct consumer loan charge-offs. Net income in the Other category declined primarily due to a decrease in net interest income resulting from greater reliance on large denomination time deposits and long-term borrowings as funding sources in Citizens' treasury unit.

NET INTEREST INCOME
Tax equivalent net interest income, decreased 3.6%, to $80.1 million in the second quarter of 2001 from $83.1 million in the comparable period in 2000. Lower yields on loans and money market investments as well as a shift in funding mix from savings deposits to higher cost time deposits contributed to the decrease in net interest income. For the six months ended June 30, 2001 tax equivalent net interest income decreased 3.9% to $159.5 million from $165.9 million for the same period in 2000. Interest income improved slightly but was offset by a higher cost of funds due to shifts in the funding mix from savings deposits to higher cost time deposits. Detailed analyses of net interest income, with average balances and related interest rates for the three and six months ended June 30, 2001 and 2000 are presented on page 15 and 16. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table on page 14.

For both the three and six month periods ended June 30, 2001, net unfavorable volume and rate related variances resulted in decreases in net interest income of $3,103,000 and $6,944,000, respectively, as compared to the same periods in 2000. Yields on earning assets for the three and six months ended June 30, 2001 decreased to 8.04%, and 8.18%, respectively, from 8.33% and 8.25%, for the same periods in the prior year. For both the three and six month periods ended June 20, 2001, decreases in commercial loan yields and a shift in customer deposits to higher rate time deposits resulted in an unfavorable rate variance. Decreases to Citizens' prime lending rate resulting from a market decline in short-term interest rates over the past nine months was a major factor of this decrease. The unfavorable volume variance reflects lower average real estate loan and taxable investment security balances from increased sales of mortgages and mortgage-backed securities and a higher volume of interest bearing liabilities. Average short-term borrowings were down as Citizens extended the maturities of its borrowings in response to the lower interest rate environment.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.26% for the second quarter and 4.18% for the first half of 2001, a decline of 14 and 26 basis points respectively, over the same periods in 2000. However, the second quarter net interest margin of 4.26% represents a 16 basis point improvement from the first quarter net interest margin of 4.10%. Balance sheet restructuring and the decline in interest rates since the beginning of the year have positively impacted the net interest margin which stabilized in the first quarter of 2001 and increased during the second quarter. If rates remain at their current levels or continue to decline, Citizens is positioned for further improvement in net interest margin in the second half of the year. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in the section titled "Interest Rate Risk".

--------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                                                     2001 Compared with 2000
                                    --------------------------------------------------------------------------------------------
                                            Three Months Ended June 30,                      Six Months Ended June 30,
                                    -------------------------------------------      -------------------------------------------
                                                        Increase (Decrease)                              Increase (Decrease)
                                                         Due to Change in                                 Due to Change in
                                       Net           -------------------------         Net           ---------------------------
(in thousands)                       Change (1)       Rate (2)      Volume (2)       Change (1)        Rate (2)      Volume (2)
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Money market investments           $    698        $     (4)       $    702        $    952        $    (12)       $    964
  Investment securities:
    Taxable                            (2,122)             91          (2,213)         (2,055)            597          (2,652)
    Tax-exempt                            228             (22)            250             623              19             604
  Loans:
    Commercial                          2,034          (6,615)          8,649          14,583          (7,285)         21,868
    Real estate                        (7,232)            578          (7,810)        (14,033)            424         (14,457)
    Consumer                              248            (294)            542           3,256             766           2,490
                                     --------        --------        --------        --------        --------        --------
      Total                            (6,146)         (6,266)            120           3,326          (5,491)          8,817
                                     --------        --------        --------        --------        --------        --------

INTEREST EXPENSE
  Deposits:
    Demand                              1,128             819             309           1,166             985             181
    Savings                            (4,296)         (3,400)           (896)         (5,435)         (4,459)           (976)
    Time                                4,050           1,110           2,940          13,322           5,274           8,048
  Short-term borrowings                (8,683)         (2,630)         (6,053)         (9,232)         (1,502)         (7,730)
  Long-term debt                        4,758            (322)          5,080          10,449            (427)         10,876
                                     --------        --------        --------        --------        --------        --------
      Total                            (3,043)         (4,423)          1,380          10,270            (129)         10,399
                                     --------        --------        --------        --------        --------        --------
NET INTEREST INCOME                  $ (3,103)       $ (1,843)       $ (1,260)       $ (6,944)       $ (5,362)       $ (1,582)
                                     ========        ========        ========        ========        ========        ========

--------------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) The change in interest due to both rate and volume are allocated between the factors in proportion to the relationship of the absolute amount of the change in each.

----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                       2001                                    2000
                                                         -----------------------------------     ---------------------------------
Three Months Ended June 30                                  AVERAGE                  AVERAGE      Average                 Average
(in thousands)                                              BALANCE     INTEREST(1)  RATE(2)      Balance    Interest(1)  Rate(2)
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                                   $    28,699     $    346    4.78 %     $      242    $      4    6.21 %
    Other                                                     31,978          367    4.60              710          11    6.00
  Investment securities(3):
    Taxable                                                  882,520       14,482    6.56        1,017,405      16,604    6.53
    Tax-exempt                                               414,254        5,408    8.03          395,094       5,180    8.06
  Loans:
    Commercial                                             3,491,726       69,996    8.13        3,093,476      67,962    8.93
    Real estate                                            1,132,995       21,768    7.68        1,540,094      29,000    7.53
    Consumer                                               1,543,803       34,893    9.06        1,514,259      34,645    9.20
                                                         -----------     --------               ----------    --------
        Total earning assets(3)                            7,525,975      147,260    8.04        7,561,280     153,406    8.33

NONEARNING ASSETS

  Cash and due from banks                                    191,927                               215,192
  Bank premises and equipment                                133,003                               141,540
  Investment security fair value adjustment                   30,615                               (33,593)
  Other nonearning assets                                    176,190                               211,729
  Allowance for loan losses                                  (81,070)                              (80,428)
                                                         -----------                            ----------
      Total assets                                       $ 7,976,640                            $8,015,720
                                                         ===========                            ==========

INTEREST-BEARING LIABILITIES
  Deposits:

    Demand deposits                                          668,939        3,294    1.98          591,795       2,166    1.47
    Savings deposits                                       1,497,909        9,486    2.54        1,728,059      13,782    3.21
    Time deposits                                          2,968,206       42,002    5.68        2,766,894      37,952    5.52
  Short-term borrowings                                      614,617        8,014    5.21        1,049,955      16,697    6.38
  Long-term debt                                             566,075        8,039    5.70          210,129       3,281    6.28
                                                         -----------     --------               ----------    --------
      Total interest-bearing liabilities                   6,315,746       70,835    4.50        6,346,832      73,878    4.68
                                                                         --------                             --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY

  Demand deposits                                            871,553                               949,118
  Other liabilities                                           89,463                                78,734
  Shareholders' equity                                       699,878                               641,036
                                                         -----------                            ----------
      Total liabilities and shareholders' equity         $ 7,976,640                            $8,015,720
                                                         ===========                            ==========

NET INTEREST INCOME                                                      $ 76,425                             $ 79,528
                                                                         ========                             ========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                      4.26 %                               4.40 %

----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,710,000 and $3,529,000 for the three months ended June 30, 2001 and 2000, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                         2001                                  2000
                                                          ---------------------------------    -----------------------------------

Six Months Ended June 30                                   AVERAGE                  AVERAGE      Average                  Average
(in thousands)                                             BALANCE     INTEREST(1)  RATE (2)     Balance     Interest(1)  Rate(2)
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                                   $    25,568    $     632   4.91 %      $      769   $      22    5.69 %
    Other                                                     16,628          381   4.62             1,385          39    5.61
  Investment securities(3):
    Taxable                                                  953,724       31,589   6.63         1,034,073      33,644    6.51
    Tax-exempt                                               411,083       10,739   8.04           387,941      10,116    8.02
  Loans:
    Commercial                                             3,491,399      143,537   8.39         2,973,157     128,954    8.82
    Real estate                                            1,204,771       45,967   7.63         1,583,761      60,000    7.58
    Consumer                                               1,552,365       70,973   9.22         1,493,775      67,717    9.11
                                                         -----------    ---------               ----------   ---------
       Total earning assets(3)                             7,655,538      303,818   8.18         7,474,861     300,492    8.25

NONEARNING ASSETS
  Cash and due from banks                                    199,782                               225,544
  Bank premises and equipment                                134,266                               142,696
  Investment security fair value adjustment                   30,245                               (33,463)
  Other nonearning assets                                    180,613                               210,394
  Allowance for loan losses                                  (80,960)                              (79,691)
                                                         -----------                            ----------
       Total assets                                      $ 8,119,484                            $7,940,341
                                                         ===========                            ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                          620,400        5,526   1.80           596,499       4,360    1.47
    Savings deposits                                       1,542,476       21,888   2.86         1,758,248      27,323    3.13
    Time deposits                                          3,037,908       88,247   5.86         2,769,417      74,925    5.44
  Short-term borrowings                                      707,000       20,060   5.73           976,936      29,292    6.01
  Long-term debt                                             552,397       16,052   5.86           179,052       5,603    6.29
                                                         -----------    ---------               ----------   ---------
      Total interest-bearing liabilities                   6,460,181      151,773   4.74         6,280,152     141,503    4.53
                                                                        ---------                            ---------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY

  Demand deposits                                            879,553                               948,128
  Other liabilities                                           85,580                                74,015
  Shareholders' equity                                       694,170                               638,046
                                                         -----------                            ----------
      Total liabilities and shareholders' equity         $ 8,119,484                            $7,940,341
                                                         ===========                            ==========

NET INTEREST INCOME                                                     $ 152,045                            $ 158,989
                                                                        =========                            =========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                     4.18 %                                 4.44 %

--------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $7,424,000 and $6,914,000 for the six months ended June 30, 2001 and 2000, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $6,362,000 in the second quarter of 2001and $10,411,000 for the first half of the year, an increase of $1,200,000 and decrease of $35,000, respectively over the same periods in 2000. Net charge-offs were 0.36% of average loans in the second quarter of 2001, up from 0.27% in the same period a year ago. The increase primarily reflects higher charge-offs in the commercial loan portfolio. For the six month period ended June 30, 2001, net charge-offs were 0.29% of average loans, up from 0.23% in the first half of 2000. A summary of loan loss experience during the three and six months ended June 30, 2001 and 2000 is provided below.

-----------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                            June 30,
(in thousands)                                              2001               2000             2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period         $    80,470        $    79,073       $    80,070        $    76,397
  Charge-offs                                                 7,407              6,367            12,722             10,627
  Recoveries                                                  1,926              2,179             3,592              3,831
                                                        -----------        -----------       -----------        -----------
Net charge-offs                                               5,481              4,188             9,130              6,796
Provision for loan losses                                     6,362              5,162            10,411             10,446
                                                        -----------        -----------       -----------        -----------
Allowance for loan losses - end of period               $    81,351        $    80,047       $    81,351        $    80,047
                                                        ===========        ===========       ===========        ===========
Loans outstanding at period end                         $ 6,110,282        $ 6,250,531       $ 6,110,282        $ 6,250,531
Average loans outstanding during period                   6,168,524          6,147,828         6,248,535          6,050,692

Allowance for loan losses as a percentage of
  loans outstanding at period end                              1.33 %             1.28 %            1.33 %             1.28 %
Ratio of net charge-offs during period to
  average loans outstanding (annualized)                       0.36               0.27              0.29               0.23
Loan loss coverage (allowance as a multiple of
  net charge-offs, annualized)                                  3.7 X              4.8 x             4.5 X              5.9 x

-------------------------------------------------------------------------------------------------------------------------------


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

NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three and six months of 2001 and 2000 follows:

---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                                                                                 Percent
                                                       Three Months Ended           Six Months Ended            Change in 2001
                                                            June 30,                    June 30,            ---------------------
                                                     -----------------------     ------------------------     Three        Six
(in thousands)                                         2001          2000          2001           2000        Months      Months
---------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                  $  7,181      $  6,719      $ 13,884      $ 12,728        6.9 %       9.1 %
Trust fees                                              5,269         6,211        10,764        12,411      (15.2)      (13.3)
Mortgage and other loan income                          4,461         1,147         6,555         2,084      288.9       214.5
Bankcard fees                                           3,204         2,840         6,110         5,361       12.8        14.0
Brokerage and investment fees                           2,035         2,058         3,903         4,018       (1.1)       (2.9)
ATM network user fees                                     880           799         1,681         1,552       10.1         8.3
Cash management services                                  697           640         1,341         1,332        8.9         0.7
Other, net                                              2,237         2,405         4,168         4,628       (7.0)       (9.9)
                                                     --------      --------      --------      --------
   Noninterest income before asset gains               25,964        22,819        48,406        44,114       13.8         9.7
Investment securities gains (losses)                    3,504            --         5,723            (1)        (1)         (1)
Gain on sale of credit card assets                      2,623            --         2,623            --         (1)         (1)
                                                     --------      --------      --------      --------
   Total noninterest income                          $ 32,091      $ 22,819      $ 56,752      $ 44,113       40.6        28.7
                                                     ========      ========      ========      ========
---------------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful

Noninterest income, before gains on sale of securities and the credit card portfolio, was $25,964,000 during the second quarter of 2001, an increase of 13.8% compared to the same period in 2000. Mortgage income continued to experience strong growth with an increase of 288.9% resulting from significantly higher loan volume ($301 million originated during the second quarter) and a higher percentage of loans sold in the secondary market. Bankcard fees were up 12.8% due to increased merchant volume and higher debit card transactions. Service charges on deposit accounts increased 6.9% in the second quarter over the same period a year ago due to a revised pricing structure and improved fee waiver practices. Trust fees declined 15.2% in the second quarter from the same period in the prior year reflecting the lower value of managed assets due to the decline in the equity markets. Also during the second quarter, Citizens realized securities gains of $3.5 million, primarily from the sale of securitized mortgages and a $2.6 million gain on the sale of a $30 million credit card portfolio.

For the six months ended June 30, 2001, noninterest income, before asset gains, increased 9.7% over the comparable period last year. This growth came primarily from mortgage and other loan income, which increased 214.5%, while bankcard fees were up 14.0% and deposit service charges increased 9.1%.

NONINTEREST EXPENSE

Significant changes in noninterest expense during the three and six months ended June 30, 2001 and 2000 are summarized in the table below.


------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                                                            Percent
                                                  Three Months Ended             Six Months Ended           Change in 2001
                                                       June 30,                      June 30,            ---------------------
                                                -----------------------      ------------------------      Three       Six
(in thousands)                                     2001          2000           2001           2000        Months     Months
------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                  $  31,526      $ 31,614      $  63,044         63,192       (0.3)%     (0.2)%
Equipment                                           5,077         4,702         10,031          9,398        8.0        6.7
Occupancy                                           4,453         4,259          9,380          8,651        4.6        8.4
Data processing services                            3,288         2,970          6,463          5,713       10.7       13.1
Intangible asset amortization                       2,770         2,649          5,459          5,243        4.6        4.1
Professional services                               3,030         2,506          5,412          5,008       20.9        8.1
Bankcard fees                                       2,556         2,398          4,844          4,511        6.6        7.4
Postage and delivery                                1,924         1,730          3,887          3,397       11.2       14.4
Advertising and public relations                    1,632         1,571          3,193          3,041        3.9        5.0
Stationery and supplies                             1,060         1,629          2,251          2,988      (34.9)     (24.7)
Other, net                                          6,300         5,900         12,363         11,830        6.8        4.5
                                                ---------      --------      ---------      ---------
  Noninterest expense - operating basis            63,616        61,928        126,327        122,972        2.7        2.7
Special charge                                         --         3,289             --          7,288            (1)        (1)
                                                ---------      --------      ---------      ---------
  Total noninterest expense                     $  63,616      $ 65,217      $ 126,327      $ 130,260       (2.5)      (3.0)
                                                =========      ========      =========      =========

------------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful

For the quarter, operating expenses before the prior year special charge, increased 2.7%, or $1,688,000 from second quarter 2000 levels. Salaries and employee benefits remained virtually flat with the same period in 2000 as continued operational efficiencies resulting from the F&M integration and other restructuring efforts offset normal merit increases and higher incentive compensation. Professional services increased 20.9% resulting from higher legal costs for loan and other collection activities, increased cost of technical support in the F&M banks and other corporate initiatives. Equipment and data processing costs were up 8.0% and 10.7%, respectively, due to the F&M merger. Postage and delivery expense increased 11.2% due to higher postal rates and increased utilization of outside courier services. In contrast, stationery and supplies expense decreased in 2001 due primarily to merger and restructuring efficiencies. For the six months ended June 30, 2001, noninterest expenses before the special charge increased by 2.7%, compared to the same period of the prior year.

Special Charge

In the second quarter of 2000, pre-tax merger-related integration costs of $3.3 million ($2.0 million after-tax) or 5 cents per share, and $7.3 million ($4.4 million after-tax), or $0.10 per share in the first half of 2000, were recorded as a "Special Charge" for system conversions, business unit integration, branch closures and other items associated with the F&M merger. All activities related to the F&M merger were completed by year-end 2000. Restructuring reserves related to the F&M merger totaled $354,000 at June 30, 2001 and consisted of involuntary employee termination benefits to be paid over the remaining severance period. See Note 2. Acquisitions and Merger-Related Expenses for additional details.

INCOME TAXES

Income tax expense was $11.4 million in the second quarter of 2001, an increase of 22.8% over the same period last year. For the six months ended June 30, 2001, income tax expense was $21.1 million, an increase of 18.4% over the same period in 2000. Higher pre-tax earnings resulted in the increase for both the three and six months periods ended June 30, 2001, as compared to the same periods in the prior year.

FINANCIAL CONDITION
BALANCE SHEET RESTRUCTURING
Citizens' total assets declined $481 million or 5.7% to $7.924 billion at June 30, 2001 from $8.405 billion as of December 31, 2000. The decline reflects Citizens' continued efforts to restructure its balance sheet to reduce interest rate risk and decrease reliance on borrowed funds. During the first quarter 2001, Citizens securitized $247 million of one to four family fixed rate residential mortgage loans and subsequently sold $131 million of these securities. In the second quarter, the remaining $116 million of securitized mortgages were sold resulting in a gain of $3.3 million. Also, during the second quarter, Citizens sold approximately $30 million of its Michigan credit card portfolio to MBNA America Bank, a leading independent credit card lender, resulting in a pre-tax net gain of $2.6 million. During the first half of 2001, most new mortgage origination volume was sold in the secondary market and Citizens stabilized its indirect loan volume to maintain the portfolio at its present level. These balance sheet restructuring efforts decreased total assets but resulted in higher noninterest income, reduced interest rate risk, lessened reliance on borrowed funds and improved net interest margin. Management continues to evaluate various assets for strategic value as part of its continued balance sheet restructuring efforts.

Citizens continues to transition and refocus its commercial loan portfolio at F&M to target markets consistent with its overall business strategy and at the same time implement Citizens' credit standards and loan structuring criteria. As a result, commercial loans in the F&M markets have declined in the second quarter. On July 23, 2001, Citizens signed a definitive agreement to sell F&M Bank - Minnesota. With $27 million in assets and one office, the bank was Citizens' sole location in Minnesota.

Average earning assets comprised 94.3% of average total assets during the first six months of 2001 compared with 94.1% in the first six months of 2000. Average earning assets increased $180.7 million or 2.4% to $7.656 billion in the first six months of 2001 from $7.475 billion in the comparable period of 2000. The increase in average earning assets reflects strong loan growth that occurred throughout 2000, mitigated by the first half 2001 balance sheet restructuring efforts.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.4% of average earning assets during the first half of 2001, compared with 19.0% for the same period of 2000. Average investment security balances for the six months ended June 30, 2001 were down $57.2 million over the same period in 2000 while average money market investments were up $40.0 million from 2000 levels.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans declined $313 million, or 4.9%, to $6.110 billion at June 30, 2001 from $6.423 billion at year-end 2000. The decline reflects the balance sheet restructuring described above. Mortgage loans declined due to securitization of $247 million of mortgages at the end of the first quarter and the sale of a majority of the current mortgage origination volume. Commercial loans were relatively flat from year end levels. Citizens continued to experience commercial loan growth in its Michigan market during the first half of 2001, but at a slower rate than in the prior year. The increase in commercial loans in Michigan was offset by a reduction in the F&M markets due to the business loan portfolio restructuring and the implementation of Citizens' credit standards in those markets.

Consumer loan balances declined $49 million at June 30, 2001 from year end levels. The sale of $30 million of credit card loans and a $20 million decline in the indirect loan portfolio led to the decrease. During this period, the Michigan market experienced an annualized growth rate of 13.2% in home equity loans. This was partially offset by a decline in such balances in the F&M markets. Sales training is currently being conducted in the F&M markets consistent with the successful sales process currently in place in Michigan.

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

At June 30, 2001, loans considered to be impaired totaled $110.4 million (of which $54.2 million were on a nonaccrual basis). Included within this amount was $83.4 million of impaired loans for which the related allowance for loan losses was $26.4 million and $27.0 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 2001 was approximately $81.3 million. For the quarter ended June 30, 2001, Citizens recognized interest income of approximately $0.8 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $1.1 million all of which was applied to principal.

At June 30, 2000, loans considered to be impaired totaled $53.1 million (of which $24.2 million were on a nonaccrual basis). Included within this amount was $39.8 million of impaired loans for which the related allowance for loan losses was $4.4 million and $13.3 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended June 30, 2000 was approximately $41.5 million. For the quarter ended June 30, 2000, Citizens recognized interest income of approximately $0.7 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $0.4 million of which $0.2 million was applied to principal and $0.2 million was recognized using the cash method of income recognition.

The table below provides a summary of nonperforming assets as of June 30, 2001, December 31, 2000 and June 30, 2000. Total nonperforming assets amounted to $85.5 million as of June 30, 2001 compared with $66.3 million as of December 31, 2000 and $47.1 million as of June 30, 2000. The increase in nonperforming assets occurred primarily within the commercial loan portfolio of the F&M banks. The ratio of nonperforming assets to total assets is 0.55% in the Michigan and Illinois banks versus 2.11% in the F&M banks. Citizens has formed a special team to address nonperforming assets in the F&M banks and expects improvement in the level of nonperforming assets in the second half of the year. Ultimately, Citizens anticipates that the F&M banks will achieve nonperforming asset levels similar to the Michigan and Illinois banks. Employment levels and other economic conditions in the Citizens' local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

-----------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                     JUNE 30,         December 31,     June 30,
(IN THOUSANDS)                                                         2001             2000             2000
-----------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                        $10,661          $ 7,237         $ 3,687
    From 30 to 89 days past due                                         7,292            7,297           2,295
    90 or more days past due                                           57,114           44,881          37,461
                                                                      -------          -------         -------
      Total                                                            75,067           59,415          43,443
  90 days past due and still accruing                                   4,460              889             664
  Restructured                                                            625            1,068             419
                                                                      -------          -------         -------
      Total nonperforming loans                                        80,152           61,372          44,526

Other Repossessed Assets Acquired (ORAA)                                5,315            4,917           2,602
                                                                      -------          -------         -------
      Total nonperforming assets                                      $85,467          $66,289         $47,128
                                                                      =======          =======         =======

Nonperforming assets as a percent of total loans plus ORAA               1.40 %           1.03 %          0.75 %
Nonperforming assets as a percent of total assets                        1.08             0.79            0.58

-----------------------------------------------------------------------------------------------------------------

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of June 30, 2001, such credits amounted to $79.0 million or 1.3% of total loans, compared with $70.2 million or 1.1% at December 31, 2000 and $34.9 million or 0.6% of total loans as of June 30, 2000. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Total deposits decreased $322.1 million to $5.922 billion at June 30, 2001 from $6.244 billion at year-end 2000 and were down $202.6 million from June 30, 2000. The decline occurred in various deposit categories however Citizens retained much of these financial assets through fee-based products such as brokerage, annuities, and cash management sweep arrangements. Average deposits increased 0.1% in the first six months of 2001 over the same period in 2000. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At June 30, 2001 Citizens had approximately $157 million in brokered deposits as an alternative source of funding, down from $186 million at year-end 2000. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased $269.9 million to $707.0 million during the first six months of 2001 from $976.9 million during the same period of 2000. The decrease primarily reflects greater reliance on time deposits and longer term debt as alternate funding sources. Long-term debt accounted for $552.4 million or 8.6% of average interest-bearing funds for the first six months of 2001, compared with $179.1 million or 2.9% of average interest-bearing funds for the same period in 2000. At June 30, 2001, $620.7 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $371.2 million maturing at different intervals over the next five years. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.

CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At June 30, 2001, shareholders' equity was $706.7 million compared with $680.0 million at December 31, 2000 and $652.4 million as of June 30, 2000. Book value per common share at June 30, 2001, December 31, 2000 and June 30, 2000 was $15.27, $14.62 and $13.73, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of June 30, 2001, December 31, 2000 and June 30, 2000 are presented below.

------------------------------------------------------------------------------------------------
CAPITAL RATIOS                Regulatory
                              Minimum For
                                 "Well              JUNE 30,       December 31,        June 30,
                              Capitalized"            2001            2000               2000
------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                           6.0 %               9.9 %            9.1 %             9.3 %
  Total capital                   10.0                11.2             10.3              10.5
Tier I leverage                    5.0                 7.7              7.1               7.2

------------------------------------------------------------------------------------------------


On May 23, 2000, Citizens approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of Citizens common stock. Through the second quarter of 2001, Citizens repurchased 1,657,100 shares of stock under this plan at an average price of $22.61.

Citizens declared cash dividends of $0.275 per share in the second quarter of 2001, an increase of 5.8% over the $0.26 declared during the same period of 2000.

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

Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At June 30, 2001, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of June 30, 2001 and 2000 is illustrated below.

------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                     TOTAL
                                                1-90         91-180    181-365       WITHIN        1-5         Over
(dollars in millions)                           Days          Days       Days        1 YEAR       Years      5 Years       Total
------------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
RATE SENSITIVE ASSETS (1)
  Loans                                       $ 2,339.0     $ 353.6    $   561.7    $ 3,254.3   $ 2,350.5    $   505.5   $ 6,110.3
  Investment securities                            59.5        25.5         52.0        137.0       507.7        616.3     1,261.0
  Short-term investments                           78.8          --           --         78.8          --           --        78.8
                                              ---------     -------    ---------    ---------   ---------    ---------   ---------
      Total                                   $ 2,477.3     $ 379.1    $   613.7    $ 3,470.1   $ 2,858.2    $ 1,121.8   $ 7,450.1
                                              =========     =======    =========    =========   =========    =========   =========
RATE SENSITIVE LIABILITIES

  Deposits (2)                                $ 1,188.8     $ 757.2    $ 1,114.3    $ 3,060.3   $ 1,562.2    $   411.5   $ 5,034.0
  Other interest bearing liabilities              959.1        85.2        120.4      1,164.7        36.0          8.6     1,209.3
                                              ---------     -------    ---------    ---------   ---------    ---------   ---------
      Total                                   $ 2,147.9     $ 842.4    $ 1,234.7    $ 4,225.0   $ 1,598.2    $   420.1   $ 6,243.3
                                              =========     =======    =========    =========   =========    =========   =========

Period GAP (3)                                $   329.4     $(463.3)   $  (621.0)   $  (754.9)  $ 1,260.0    $   701.7   $ 1,206.8
Cumulative GAP                                    329.4      (133.9)      (754.9)                   505.1      1,206.8
Cumulative GAP to Total Assets                     4.16%      (1.69)%      (9.53)%      (9.53)%      6.37%       15.23%      15.23%
Multiple of Rate Sensitive Assets
to Liabilities                                     1.15        0.45         0.50         0.82        1.79         2.67        1.19
------------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
RATE SENSITIVE ASSETS (1)

  Loans                                       $ 1,990.5     $ 332.1    $   621.5    $ 2,944.1   $ 2,559.1    $   747.3   $ 6,250.5
  Investment securities                            45.9        17.6         57.0        120.5       560.8        694.9     1,376.2
  Short-term investments                            1.6          --           --          1.6          --           --         1.6
                                              ---------     -------    ---------    ---------   ---------    ---------   ---------
      Total                                   $ 2,038.0     $ 349.7    $   678.5    $ 3,066.2   $ 3,119.9    $ 1,442.2   $ 7,628.3
                                              =========     =======    =========    =========   =========    =========   =========

RATE SENSITIVE LIABILITIES

  Deposits (2)                                $   991.5     $ 660.1    $ 1,251.9    $ 2,903.5   $ 2,006.8    $   242.6   $ 5,152.9
  Other interest bearing liabilities            1,124.6       100.9         50.7      1,276.2        12.4          8.6     1,297.2
                                              ---------     -------    ---------    ---------   ---------    ---------   ---------
      Total                                   $ 2,116.1     $ 761.0    $ 1,302.6    $ 4,179.7   $ 2,019.2    $   251.2   $ 6,450.1
                                              =========     =======    =========    =========   =========    =========   =========

Period GAP (3)                                $   (78.1)    $(411.3)   $  (624.1)   $(1,113.5)  $ 1,100.7    $ 1,191.0   $ 1,178.2
Cumulative GAP                                    (78.1)     (489.4)    (1,113.5)                   (12.8)     1,178.2
Cumulative GAP to Total Assets                    (0.96)%     (6.01)%     (13.67)%     (13.67)%     (0.16)%      14.46%      14.46%
Multiple of Rate Sensitive Assets
to Liabilities                                     0.96        0.46         0.52         0.73        1.55         5.74        1.18

------------------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes interest bearing savings and demand deposits of $691 million and $794 million in 2001 and 2000, respectively, in the less than one year category, and $1.480 billion and $1.479 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(3) GAP is the excess of rate sensitive assets (liabilities).

As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $754.9 million at June 30, 2001 and by $1.114 billion at June 30, 2000. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 2 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

OTHER
ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Citizens adopted this statement as amended effective January 1, 2001. Citizens does not have any outstanding derivatives or hedging activities. Therefore, the impact of adopting the provisions of this statement on Citizens' financial position, results of operations and cash flow was not material.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140, like SFAS No.125, establishes accounting and reporting standards to assist in determining when to recognize or derecognize financial assets and liabilities in the financial statements after a transfer of financial assets has occurred. SFAS No. 140, however, requires certain additional disclosures related to transferred assets and is more retrictive in defining what constitutes a qualified special purpose entity (QSPE) as well as when transfers to a QSPE will be accorded sales treatment. Citizens adopted this statement effective April 1, 2001. The impact of the adoption of this statement was not material to Citizens' financial position, results of operations or cash flow.

In June, FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations", and Financial Accounting Standards Board ("FASB") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", establishes financial accounting and reporting for all business combinations. This statement requires all business combinations be accounted for by a single method, the purchase method. The statement also requires that intangible assets be recognized apart from goodwill if they meet certain criteria and the disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The statement is effective for all business combinations initiated after June 30, 2001. Citizens adopted this statement July 1, 2001 and will apply its provisions to any future business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" - a replacement of APB Opinion No. 17, "Intangible Assets", which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. This statement addresses how intangible assets should be accounted for that are acquired outside of a business combination and also addresses how intangibles should be accounted for once the intangibles have been initially recognized in the financial statements. The statement no longer assumes a finite life for all intangibles, but now requires that intangible assets with indefinite lives be tested at least annually for impairment with impairment losses recognized immediately and intangible assets with finite lives be amortized over an appropriate period. The statement requires disclosures about the change in the carrying amount of the intangible assets and an estimate of amortization expense for the next five years. The statement is effective for fiscal years beginning after December 15, 2000, however, goodwill and intangible assets acquired after June 30, 2001 will be subjected immediately to the nonamortization and amortization provisions of this statement. Citizens has adopted this statement to the extent permitted and will adopt the remaining provisions effective January 1, 2002. Citizens expects the adoption of this statement will positively impact the results of its' financial operations and currently estimates the amount to be $7.2 million ($5.4 million after-tax).

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

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first six months of 2001, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION
On July 23, 2001 Citizens signed a definitive agreement for the sale of F&M Bank-Minnesota to Frandsen Financial Corporation. F&M Bank-Minnesota has total assets of $27 million and operates out of one location in Dundas, Minnesota.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     None
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the three-month period ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITIZENS BANKING CORPORATION


Date    August 14, 2001              By  /s/ John W. Ennest
    ------------------------            ------------------------
                                        John W. Ennest
                                        Vice Chairman of the Board, Treasurer
                                           and Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Duly Authorized Signatory)