Form 10-Q
period 2001-09-30
CITIZENS BANKING CORP
filed 2001-11-14
CIK 351077

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       September 30, 2001
                     -----------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                   38-2378932
----------------------------------------            ----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   328 S. Saginaw St., Flint, Michigan                        48502
----------------------------------------            ----------------------------
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

                                                                    X   Yes   No
                                                                   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 09, 2001
-------------------------------                 --------------------------------
     Common Stock, No Par Value                          45,485,905 Shares

                          CITIZENS BANKING CORPORATION

                               Index to Form 10-Q

                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements..................................................................... 3
     Item 2 - Management's Discussion and Analysis of Financial Condition
              And Results of Operations.............................................................................11
     Item 3 - Quantitative and Qualitative Disclosure of Market Risk................................................26

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.................................................................................... 26
     Item 2 - Changes in Securities................................................................................ 26
     Item 3 - Defaults upon Senior Securities...................................................................... 26
     Item 4 - Submission of Matters to a Vote of Security Holders.................................................. 26
     Item 5 - Other Information.................................................................................... 26
     Item 6 - Exhibits and Reports on Form 8-K..................................................................... 26

SIGNATURES......................................................................................................... 27

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES        SEPTEMBER 30,  December 31,
(in thousands)                                           2001            2000
---------------------------------------------        -------------  ------------
                                                      (UNAUDITED)     (Note 1)
ASSETS

  Cash and due from banks                            $   212,210    $   318,115
  Money market investments:
    Federal funds sold                                     4,306         24,986
    Commercial paper                                      36,262             --
    Interest-bearing deposits with banks                   2,502          2,547
                                                     -----------    -----------
      Total money market investments                      43,070         27,533

  Securities available-for-sale:
    U.S. Treasury and federal agency securities          744,442        873,235
    State and municipal securities                       460,612        430,775
    Other securities                                      73,834         80,098
                                                     -----------    -----------
      Total investment securities                      1,278,888      1,384,108

  Loans:
    Commercial                                         3,266,045      3,332,156
    Real estate construction                             203,663        235,096
    Real estate mortgage                                 976,553      1,282,834
    Consumer                                           1,535,381      1,572,720
                                                     -----------    -----------
      Total loans                                      5,981,642      6,422,806
    Less: Allowance for loan losses                      (81,355)       (80,070)
                                                     -----------    -----------
      Net loans                                        5,900,287      6,342,736
  Premises and equipment                                 130,551        137,094
  Intangible assets                                       82,616         90,808
  Other assets                                            67,019        104,697
                                                     -----------    -----------
TOTAL ASSETS                                         $ 7,714,641    $ 8,405,091
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                              $   854,334    $   973,938
    Interest-bearing                                   5,035,902      5,270,203
                                                     -----------    -----------
      Total deposits                                   5,890,236      6,244,141

  Federal funds purchased and securities sold
    under agreements to repurchase                       155,213        394,466
  Other short-term borrowings                            201,969        538,784
  Other liabilities                                      100,066         76,604
  Long-term debt                                         645,967        471,117
                                                     -----------    -----------
    Total liabilities                                  6,993,451      7,725,112

  Shareholders' Equity:
    Preferred stock - No par value                            --             --
    Common stock - No par value                          175,288        201,549
    Retained earnings                                    508,013        466,692
    Accumulated other comprehensive income                37,889         11,738
                                                     -----------    -----------
      Total shareholders' equity                         721,190        679,979
                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 7,714,641    $ 8,405,091
                                                     ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES              Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          ---------------------    ---------------------
(in thousands, except per share amounts)                   2001          2000        2001         2000
                                                          ---------   ---------    ---------   ---------
INTEREST INCOME
  Interest and fees on loans                              $ 121,137   $ 138,835    $ 381,614   $ 395,506
  Interest and dividends on investment securities:
    Taxable                                                  12,973      16,380       44,562      50,024
    Nontaxable                                                5,499       5,094       16,238      15,210
  Money market investments                                      797          38        1,810          99
                                                          ---------   ---------    ---------   ---------
    Total interest income                                   140,406     160,347      444,224     460,839
                                                          ---------   ---------    ---------   ---------
INTEREST EXPENSE
  Deposits                                                   48,653      59,676      164,314     166,284
  Short-term borrowings                                       4,761      14,959       24,821      44,251
  Long-term debt                                              8,732       6,087       24,784      11,690
                                                          ---------   ---------    ---------   ---------
    Total interest expense                                   62,146      80,722      213,919     222,225
                                                          ---------   ---------    ---------   ---------
NET INTEREST INCOME                                          78,260      79,625      230,305     238,614
Provision for loan losses                                     8,500       4,642       18,911      15,088
                                                          ---------   ---------    ---------   ---------
    Net interest income after provision for loan losses      69,760      74,983      211,394     223,526
                                                          ---------   ---------    ---------   ---------
NONINTEREST INCOME
  Service charges on deposit accounts                         6,960       6,825       20,844      19,553
  Trust fees                                                  5,096       5,901       15,860      18,312
  Mortgage and other loan income                              2,840       1,402        9,395       3,485
  Bankcard fees                                               2,922       2,865        9,032       8,226
  Brokerage and investment fees                               2,030       1,752        5,933       5,770
  Investment securities gains (losses)                           49          (5)       5,772          (6)
  Gain on sale of NYCE stock                                 11,017          --       11,017          --
  Gain on sale of credit card assets                             --          --        2,623          --
  Other                                                       3,793       4,470       10,983      11,983
                                                          ---------   ---------    ---------   ---------
    Total noninterest income                                 34,707      23,210       91,459      67,323
                                                          ---------   ---------    ---------   ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                             32,304      31,309       95,348      94,501
  Equipment                                                   4,655       4,824       14,686      14,222
  Occupancy                                                   4,174       4,009       13,554      12,660
  Data processing fees                                        3,496       3,223        9,959       8,936
  Professional services                                       3,646       2,771        9,058       7,779
  Intangible asset amortization                               2,704       2,615        8,163       7,858
  Bankcard fees                                               2,334       2,202        7,178       6,713
  Postage and delivery                                        1,930       1,750        5,817       5,147
  Advertising and public relations                            1,661       1,493        4,854       4,534
  Special charge                                                 --         (99)          --       7,189
  Other                                                       7,366       7,474       21,980      22,292
                                                          ---------   ---------    ---------   ---------
    Total noninterest expense                                64,270      61,571      190,597     191,831
                                                          ---------   ---------    ---------   ---------
INCOME BEFORE INCOME TAXES                                   40,197      36,622      112,256      99,018
Income taxes                                                 12,235      10,893       33,341      28,713
                                                          ---------   ---------    ---------   ---------
NET INCOME                                                $  27,962   $  25,729    $  78,915   $  70,305
                                                          =========   =========    =========   =========
NET INCOME PER SHARE:
  Basic                                                   $    0.60   $    0.54    $    1.70   $    1.48
  Diluted                                                      0.60        0.54         1.69        1.47
AVERAGE SHARES OUTSTANDING:

  Basic                                                      46,102      47,235       46,321      47,495
  Diluted                                                    46,670      47,518       46,799      47,659

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                   Accumulated
                                                                                      Other
                                                           Common      Retained   Comprehensive
(in thousands except per share amounts)                     Stock      Earnings       Income       Total
---------------------------------------                   ---------    ---------  -------------  ---------
BALANCE - SEPTEMBER 30, 2000                              $ 213,720    $ 458,615    $  (7,382)   $ 664,953
  Net income                                                              20,355                    20,355
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                  19,120       19,120
                                                                                                 ---------
    Total comprehensive income                                                                      39,475
  Exercise of stock options, net of
    shares purchased                                            596                                    596
  Shares acquired for retirement                            (12,767)                               (12,767)
  Cash dividends - $0.26 per share                                       (12,278)                  (12,278)
                                                          ---------    ---------    ---------    ---------
BALANCE - DECEMBER 31, 2000                               $ 201,549    $ 466,692    $  11,738    $ 679,979
  Net income                                                              23,805                    23,805
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                  13,575       13,575
                                                                                                 ---------
    Total comprehensive income                                                                      37,380
  Exercise of stock options, net of
    shares purchased                                          2,960                                  2,960
  Shares acquired for retirement                             (5,872)                                (5,872)
  Cash dividends - $0.26 per share                                       (12,098)                  (12,098)
                                                          ---------    ---------    ---------    ---------
BALANCE - MARCH 31, 2001                                  $ 198,637    $ 478,399    $  25,313    $ 702,349
  Net income                                                              27,148                    27,148
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                  (5,706)      (5,706)
                                                                                                 ---------
    Total comprehensive income                                                                      21,442
  Exercise of stock options, net of
    shares purchased                                            626                                    626
  Shares acquired for retirement                             (4,970)                                (4,970)
  Cash dividends - $0.275 per share                                      (12,771)                  (12,771)
                                                          ---------    ---------    ---------    ---------
BALANCE - JUNE 30, 2001                                   $ 194,293    $ 492,776    $  19,607    $ 706,676
  Net income                                                              27,962                    27,962
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                  18,282       18,282
                                                                                                 ---------
    Total comprehensive income                                                                      46,244
  Exercise of stock options, net of
    shares purchased                                          4,401                                  4,401
  Shares acquired for retirement                            (23,406)                               (23,406)
  Cash dividends - $0.275 per share                                      (12,725)                  (12,725)
                                                          ---------    ---------    ---------    ---------
BALANCE - SEPTEMBER 30, 2001                              $ 175,288    $ 508,013    $  37,889    $ 721,190
                                                          =========    =========    =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                   Nine Months Ended
                                                                      September 30,
                                                                ----------------------
(in thousands)                                                     2001          2000
--------------                                                  ---------    ---------
OPERATING ACTIVITIES:

  Net income                                                    $  78,915    $  70,305
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                      18,911       15,088
    Depreciation                                                   12,255       11,611
    Amortization of intangibles                                     8,163        7,858
    Net amortization on investment securities                        (568)          (8)
    Investment securities (gains) losses                           (5,772)           6
    Loans originated for sale                                    (544,820)     (70,211)
    Proceeds from loan sales                                      545,293       70,395
    Donation of equity security                                        --        1,116
    Decrease in accrued merger related and other charges           (2,329)     (13,439)
    Other                                                          51,443       11,881
                                                                ---------    ---------
      Net cash provided by operating activities                   161,491      104,602

INVESTING ACTIVITIES:

  Net (increase) decrease in money market investments             (15,537)      56,734
  Securities available-for-sale:
    Proceeds from sales                                           286,412        5,766
    Proceeds from maturities                                      264,093      140,525
    Purchases                                                    (398,697)     (94,075)
  Net (increase) decrease in loans                                421,023     (498,901)
  Net increase in premises and equipment                           (5,712)     (10,151)
  Acquisitions (net of cash acquired)                                  --       26,008
                                                                ---------    ---------
    Net cash provided (used) by investing activities              551,582     (374,094)

FINANCING ACTIVITIES:

  Net decrease in demand and savings deposits                     (82,039)    (247,155)
  Net increase (decrease) in time deposits                       (271,866)     241,530
  Net decrease in short-term borrowings                          (576,068)     (10,382)
  Proceeds from issuance of long-term debt                        175,000      690,000
  Principal reductions in long-term debt                             (150)    (370,017)
  Cash dividends paid                                             (37,594)     (35,830)
  Proceeds from stock options exercised                             7,987        1,283
  Shares acquired for retirement                                  (34,248)     (14,535)
                                                                ---------    ---------
    Net cash provided (used) by financing activities             (818,978)     254,894
                                                                ---------    ---------

Net decrease in cash and due from banks                          (105,905)     (14,598)
Cash and due from banks at beginning of period                    318,115      250,745
                                                                ---------    ---------
Cash and due from banks at end of period                        $ 212,210    $ 236,147
                                                                =========    =========


See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 2000 Annual Report on Form 10-K.

NOTE 2. ACQUISITIONS AND MERGER-RELATED EXPENSES

   On May 12, 2000, Citizens Banking Corporation completed the purchase of three Jackson, Michigan offices of Great Lakes National Bank with approximately $31 million in deposits.

   In the fourth quarter of 1999, Citizens merged with F&M Bancorporation, Inc. ("F&M"), a $2.7 billion bank holding company headquartered in Kaukauna, Wisconsin and completed the acquisition of seventeen (17) former Bank One offices located in the northern section of Michigan's Lower Peninsula (the "Branch Purchase"). The Branch Purchase added approximately $88 million in loans and $442 million in deposits. Merger-related and other costs recorded in the fourth quarter of 1999 totaled $50.6 million ($35.2 million after tax) of which $40.2 million was recorded as a separate component of noninterest expense (the "Special Charge"), $6.8 million as additional provision for loan losses and $3.6 million as securities losses. Actions incorporated in the business combination and restructuring plan for the Branch Purchase were completed in 1999. At September 30, 2001, the remaining reserve balance related to the F&M merger and initiatives approved in 1999 totaled $300,000.

   In the fourth quarter of 2000, Citizens recorded an additional pre-tax charge of $3.2 million ($2.1 million after-tax) for restructuring costs of $2.0 million and asset impairment and other charges of $1.2 million associated with new corporate and organizational re-engineering initiatives. The $2.0 million charge for restructuring consisted primarily of involuntary employee termination costs, representing 44 terminations. The related restructuring reserve at September 30, 2001 totaled $700,000. The combined remaining reserves totaled $1.0 million at September 30, 2001 and consisted of involuntary employee termination benefits to be paid over the remaining severance period.

   The following table shows the remaining reserve balance through September 30, 2001.

                DESCRIPTION OF COSTS

                                                        December 31,     September 30,       December 31,      September 30,
(in thousands)                                             1999              2000                2000             2001
--------------                                          ------------     -------------       ------------      -------------
Employee benefits and severance                          $ 7,337.9          $3,613.1            $3,316.0         $1,008.3
Contract termination and other conversion costs            9,356.9             253.2                19.0               --
Professional fees                                            634.5              81.5                 2.0               --
Other                                                         57.6                --                  --               --
                                                         ---------          --------            --------         --------
  Total                                                  $17,386.9          $3,947.8            $3,337.0         $1,008.3
                                                         =========          ========            ========         ========

   Changes in the reserve balance reflects cash payments of $2.3 million for the first nine months of 2001 and $8.5 million for the same period of 2000.

NOTE 3. LINES OF BUSINESS INFORMATION

   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M and all other. Selected lines of business segment information for the three and nine month periods ended September 30, 2001 and 2000 is provided below. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

                                                                                                             Special
                                                                                                              Charge
                                                                                                    Net        And
                                        Commercial   Retail    Financial                         Operating    Other
(in thousands)                           Banking     Banking    Services     F&M       Other      Income      Items        Total
-------------                           ----------  --------   ---------  --------   ---------   ---------  ---------   ---------
EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2001

Net interest income (taxable equivalent) $ 23,472   $ 30,742   $    197   $ 23,495   $  4,062    $ 81,968          --    $ 81,968
Provision for loan losses                   1,688      1,676         --      5,156        (20)      8,500          --       8,500
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Net interest income after provision    21,784     29,066        197     18,339      4,082      73,468          --      73,468
Noninterest income                          3,565      9,531      5,628      4,752     11,231      34,707          --      34,707
Noninterest expense                        10,619     24,880      3,352     17,863      7,556      64,270          --      64,270
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Income (loss) before income taxes      14,730     13,717      2,473      5,228      7,757      43,905          --      43,905
Income tax expense (taxable equivalent)     5,156      4,802        866      1,824      3,295      15,943          --      15,943
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Net income (loss)                    $  9,574   $  8,915   $  1,607   $  3,404   $  4,462    $ 27,962          --    $ 27,962
                                         ========   ========   ========   ========   ========    ========    ========    ========
Average assets (in millions)             $  2,181   $  1,966   $     16   $  2,562   $  1,084                            $  7,809
                                         ========   ========   ========   ========   ========                            ========



EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2000

Net interest income (taxable equivalent) $ 22,462   $ 35,530   $    337   $ 26,208   $ (1,373)   $ 83,164          --    $ 83,164
Provision for loan losses                   1,671      2,190         --        832        (51)      4,642          --       4,642
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Net interest income after provision    20,791     33,340        337     25,376     (1,322)     78,522          --      78,522
Noninterest income                          2,815      9,054      6,466      4,161        714      23,210          --      23,210
Noninterest expense                        10,055     24,376      4,470     17,319      5,450      61,670         (99)     61,571
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Income (loss) before income taxes      13,551     18,018      2,333     12,218     (6,058)     40,062          99      40,161
Income tax expense (taxable equivalent)     4,741      6,307        816      4,571     (2,062)     14,373          59      14,432
                                         --------   --------   --------   --------   --------    --------    --------    --------
    Net income (loss)                       8,810     11,711      1,517      7,647     (3,996)   $ 25,689          40      25,729
                                                                                                 ========                ========
Allocation of special charge and
  other unusual items                          --         --         --        313       (273)                    (40)         --
                                         --------   --------   --------   --------   --------                --------    --------
    Net income (loss)                    $  8,810   $ 11,711   $  1,517   $  7,960   $ (4,269)                     --    $ 25,729
                                         ========   ========   ========   ========   ========                ========    ========
Average assets (in millions)             $  2,114   $  2,691   $     13   $  2,735   $    611                            $  8,164
                                         ========   ========   ========   ========   ========                            ========



                                                                                                               Special
                                                                                                                Charge
                                                                                                     Net         And
                                         Commercial   Retail   Financial                          Operating     Other
(in thousands)                            Banking    Banking   Services         F&M      Other     Income       Items        Total
--------------                           ----------  --------- ----------   --------    --------  ----------  ---------    --------
EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30,  2001

Net interest income (taxable
  equivalent)                              $ 69,783   $ 96,929   $    881   $ 71,619    $  2,225    $241,437         --    $241,437
Provision for loan losses                     2,965      5,447         --     11,122        (623)     18,911         --      18,911
                                           --------   --------   --------   --------    --------    --------   --------    --------
    Net interest income after provision      66,818     91,482        881     60,497       2,848     222,526         --     222,526
Noninterest income                           10,172     37,663     17,467     14,530      11,627      91,459         --      91,459
Noninterest expense                          33,012     76,526     10,655     53,212      17,192     190,597         --     190,597
                                           --------   --------   --------   --------    --------    --------   --------    --------
    Income (loss) before income taxes        43,978     52,619      7,693     21,815      (2,717)    123,388         --     123,388
Income tax expense (taxable equivalent)      15,393     18,417      2,693      7,912          58      44,473         --      44,473
                                           --------   --------   --------   --------    --------    --------   --------    --------
Net income (loss)                          $ 28,585   $ 34,202   $  5,000   $ 13,903    $ (2,775)   $ 78,915         --    $ 78,915
                                           ========   ========   ========   ========    ========    ========   ========    ========

AVERAGE ASSETS (IN MILLIONS)               $  2,179   $  2,373   $     14   $  2,671    $    778                           $  8,015
                                           ========   ========   ========   ========    ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------


EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 2000

Net interest income (taxable
equivalent)                                $ 64,654   $101,476   $    995   $ 79,965    $  1,977    $249,067       $ --    $249,067
Provision for loan losses                     3,997      7,934         --      1,708       1,449      15,088         --      15,088
                                           --------   --------   --------   --------    --------    --------   --------    --------
    Net interest income after provision      60,657     93,542        995     78,257         528     233,979         --     233,979
Noninterest income                            8,335     24,859     19,939     11,837       2,353      67,323     67,323
Noninterest expense                          30,494     77,085     13,719     47,862      15,482     184,642      7,189     191,831
                                           --------   --------   --------   --------    --------    --------   --------    --------
    Income (loss) before income taxes        38,498     41,316      7,215     42,232     (12,601)    116,660     (7,189)    109,471
Income tax expense (taxable equivalent)      13,485     14,461      2,525     15,454      (3,933)     41,992     (2,826)     39,166
                                           --------   --------   --------   --------    --------    --------   --------    --------

    Net income (loss)                        25,013     26,855      4,690     26,778      (8,668)   $ 74,668     (4,363)     70,305
                                                                                                    ========
Allocation of special charge and
  other unusual items                            --         --         --     (3,744)       (619)                 4,363         --
                                           --------   --------   --------   --------    --------               --------    --------
    Net income (loss)                      $ 25,013   $ 26,855   $  4,690   $ 23,034    $ (9,287)                  $ --    $ 70,305
                                           ========   ========   ========   ========    ========               ========    ========
AVERAGE ASSETS (IN MILLIONS)               $  2,014   $  2,568   $     17   $  2,728    $    689                           $  8,016
                                           ========   ========   ========   ========    ========                           ========
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE

   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                          Three Months Ended  Nine Months Ended
                                                             September 30,       September 30,
                                                          ------------------  -----------------
(in thousands, except per share amounts)                   2001      2000      2001       2000
                                                          -------   -------   -------   -------
NUMERATOR:
Basic and dilutive earnings per share -- net
income available to common shareholders                   $27,962   $25,729   $78,915   $70,305
                                                          =======   =======   =======   =======
DENOMINATOR:
Basic earnings per share -- weighted average shares        46,102    47,235    46,321    47,495
Effect of dilutive securities -- potential
conversion of employee stock options                          568       283       478       164
                                                          -------   -------   -------   -------
Diluted earnings per share -- adjusted weighted-average
shares and assumed conversions                             46,670    47,518    46,799    47,659
                                                          =======   =======   =======   =======
BASIC EARNINGS PER SHARE                                  $  0.60   $  0.54   $  1.70   $  1.48
                                                          =======   =======   =======   =======
DILUTED EARNINGS PER SHARE                                $  0.60   $  0.54   $  1.69   $  1.47
                                                          =======   =======   =======   =======

   During the third quarter of 2001, employees exercised stock options to acquire 220,283 shares at an average exercise price of $19.98 per share.

NOTE 5. RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND
SUBSIDIARIES                                                                    FOR QUARTER ENDED
                                                    ----------------------------------------------------------------------------
                                                    SEPTEMBER 30,     JUNE 30,       MARCH 31,      DECEMBER 31,   SEPTEMBER 30,
                                                       2001             2001           2001           2000 (1)        2000 (1)
                                                    -------------     ---------      ---------      -----------    -------------
SUMMARY OF OPERATIONS (THOUSANDS)

  Interest income                                       $140,406       $147,260       $156,558       $161,169       $160,347
  Net interest income                                     78,260         76,425         75,620         76,260         79,625
  Provision for loan losses                                8,500          6,362          4,049          5,895          4,642
  Investment securities gains (losses)                        49          3,504          2,219              6             (5)
  Other noninterest income                                34,658         28,587         22,442         23,015         23,215
  Noninterest expense before special charge               64,270         63,616         62,711         57,579         61,670
  Special charge:
    Before-tax                                                --             --             --          8,352            (99)
    After-tax                                                 --             --             --          5,101            (40)
  Income taxes                                            12,235         11,390          9,716          7,100         10,893
  Net income                                              27,962         27,148         23,805         20,355         25,729
  Net operating income (2)                                27,962         27,148         23,805         25,456         25,689
  Cash dividends                                          12,725         12,771         12,098         12,278         12,295
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA

  Basic net income                                         $0.60          $0.59          $0.51          $0.44          $0.54
  Diluted net income                                        0.60           0.58           0.51           0.44           0.54
  Diluted - net operating income (2)                        0.60           0.58           0.51           0.54           0.54
  Cash dividends                                           0.275          0.275           0.26           0.26           0.26
  Market value (end of period)                             32.08          29.25          26.69          29.06          23.00
  Book value (end of period)                               15.77          15.27          15.13          14.62          14.15
--------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)

  Assets                                                  $7,715         $7,924         $8,199         $8,405         $8,276
  Loans                                                    5,982          6,110          6,183          6,423          6,406
  Deposits                                                 5,890          5,922          6,118          6,244          6,154
  Shareholders' equity                                       721            707            702            680            665
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)

  Assets                                                  $7,809         $7,977         $8,264         $8,244         $8,164
  Loans                                                    6,025          6,169          6,329          6,393          6,311
  Deposits                                                 5,944          6,007          6,155          6,180          6,159
  Shareholders' equity                                       713            700            688            668            657
--------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)

  Return on average assets                                  1.42 %         1.37 %         1.17 %         0.98 %         1.25 %
  Net operating return on average assets (2)                1.42           1.37           1.17           1.23           1.25
  Return on average shareholders' equity                   15.56          15.56          14.03          12.12          15.58

  Net operating return on average shareholders'
    equity (2)                                             15.56          15.56          14.03          15.16          15.56
  Net interest margin (FTE)                                 4.44           4.26           4.10           4.09           4.31
  Net loans charged off to average loans                    0.56           0.36           0.23           0.43           0.23
  Average equity to average assets                          9.13           8.78           8.33           8.10           8.05
  Allowance for loan losses ratio                           1.36           1.33           1.30           1.25           1.27
  Nonperforming assets to loans plus ORAA (end of
    period)                                                 1.32           1.40           1.19           1.03           0.84
  Nonperforming assets to total assets (end of
    period)                                                 1.02           1.08           0.90           0.79           0.65
  Leverage ratio                                            7.84           7.71           7.25           7.11           7.19
  Tier 1 capital ratio                                     10.06           9.91           9.52           9.05           9.20
  Total capital ratio                                      11.31          11.16          10.77          10.30          10.45
--------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts have been reclassified to conform with current year presentation.

(2) Net operating income is based on net income that excludes special charges incurred in connection with acquisitions and other corporate initiatives.

INTRODUCTION

The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three and nine months ended September 30, 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 2000 Annual Report on Form 10-K. A quarterly summary of selected financial data for the five-quarter period ended September 30, 2001 is presented in the table on page 11.

EARNINGS SUMMARY

Citizens earned net income of $28.0 million for the three months ended September 30, 2001, or $0.60 per share, compared with net income of $25.7 million, or $0.54 per share, for the same quarter of 2000. Returns on average assets and average equity for the quarter were 1.42% and 15.56%, respectively, compared with 1.25% and 15.58%, respectively, in 2000. For the first nine months of 2001, net income was $78.9 million or $1.69 per share, compared to $70.3 million or $1.47 per share for the same period in 2000. Returns on average assets and average equity during the first nine months of 2001 were 1.32% and 15.05%, respectively, compared with 1.17% and 14.58%, respectively, in 2000. Net income for the nine months ended September 30, 2000 includes a special charge of $7.2 million ($4.4 million after-tax) related to the merger and integration of F&M Bancorporation, Inc. (F&M), which merged with Citizens on November 1, 1999. See
Note 2. Acquisitions and Merger-Related Expenses to Citizens' consolidated financial statements for additional details.

Net income in the three and nine months ended September 30, 2001 is higher than the same periods in 2000 primarily due to an increase in noninterest income partially offset by lower net interest income and higher provision for loan losses. Noninterest income increased in both the three and nine months ended September 30, 2001 over the comparable periods in 2000 due to an $11.0 million pre-tax gain from the sale of NYCE stock during the third quarter, significant increases in securities gains, mortgage-related fee income, deposit service charges and bankcard fees partially offset by a decrease in trust fees. In addition during the second quarter of 2001, Citizens recognized a gain of $2.6 million on the sale of $30 million of credit card loans. Noninterest expense increased 4.2% and 3.2%, respectively, for both the three and nine months ended September 30, 2001 compared with the same periods in 2000, excluding the special charge of $7.2 million in the prior year period. Noninterest expense increases in the three and nine month periods are primarily attributable to higher compensation, occupancy, data processing and professional services expenses. Variances in operating expenses are summarized in the table on page 19.

LINES OF BUSINESS REPORTING

Citizens operates along four major business segments: Commercial Banking, Retail Banking, Financial Services and F&M. For more information about each line of business, see Note 18 to the Corporation's 2000 Annual Report on Form 10-K and
Note 3 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                   ----------------------     ---------------------
(in thousands)                                       2001          2000        2001          2000
--------------                                     -------       --------     -------       -------
Commercial Banking                                  $9,574         $8,810     $28,585       $25,013
Retail Banking                                       8,915         11,711      34,202        26,855
Financial Services                                   1,607          1,517       5,000         4,690
F&M                                                  3,404          7,960      13,903        23,034
Other                                                4,462         (4,269)     (2,775)       (9,287)
                                                     -----        -------     -------       -------
Net income                                         $27,962        $25,729     $78,915       $70,305
                                                   =======        =======     =======       =======

The increase in Commercial Banking for the three and nine months ended September 30, 2001 was due to higher net interest income from loan growth, improved noninterest income from increased deposit service charges and a lower loan loss provision on a year to date basis, offset in part by higher operating expenses.

Retail Banking decreased for the three month period ended September 30, 2001 over the comparable period in 2000 due to lower net interest income from declining rates and lower average loan balances due to the sale of credit card loans and the securitization of mortgage loans. For the nine month period ended September 30, 2001 Retail Banking has increased over the comparable period in 2000 due to higher noninterest income and a decrease in the provision for loan losses. Noninterest income increased primarily from a $5.7 million gain on the sale of securitized mortgages in the first and second quarters of 2001, a gain of $2.6 million on the sale of credit card portfolio, increased gains on sale of new mortgage production and higher deposit service charges and bankcard fees.

Financial Services income improved slightly despite lower revenue due to a decline in operating costs in both trust and brokerage services. Trust fees have decreased as the market value of managed assets is lower due to the decline in equity markets. Net income in the Other category increased due to the $11.0 million pre-tax gain on the sale of NYCE stock.

The decrease in net income at F&M is due primarily to lower net interest income and a higher provision for loan losses. Net interest income declined as a result of lower net interest margin due to the decline in short-term interest rates and lower average earning assets. Earning assets have decreased due to the transition of the commercial loan portfolio and implementation of Citizens' credit standards and loan structuring criteria in the F&M markets. The provision for loan losses increased due to higher commercial and direct consumer loan charge-offs.

NET INTEREST INCOME

Tax equivalent net interest income, decreased 1.4%, to $82.0 million in the third quarter of 2001 from $83.2 million in the comparable period in 2000. A decline in earning assets offset, in part, by an improvement in the net interest margin due to the balance sheet restructuring and lower interest rate environment, contributed to the decrease in net interest income. Earning assets declined as a result of the sale of securitized mortgages and credit card loans, and slower growth in commercial loans as Citizens continues to transition and refocus the commercial loan portfolio at F&M to target markets consistent with its overall business strategy and implement Citizens' credit standards and loan structuring criteria. For the nine months ended September 30, 2001 tax equivalent net interest income decreased 3.1% to $241.4 million from $249.1 million for the same period in 2000. A lower net interest margin resulted in decreased net interest income as yields on loans and money market investments declined more than the average cost of interest bearing liabilities during the first half of 2001. Detailed analyses of net interest income, with average balances and related interest rates for the three and nine months ended September 30, 2001 and 2000 are presented on page 15 and 16. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table on page 14.

Yields on earning assets for the three and nine months ended September 30, 2001 decreased to 7.80%, and 8.05%, respectively, from 8.48% and 8.33%, for the same periods in the prior year. Lower funding costs resulted in a favorable rate variance for the three month period ended September 30, 2001 compared to the same period of the prior year. For the nine month period ended September 20, 2001, earning asset yields declined faster than funding costs resulting in an unfavorable rate variance. Decreases to Citizens' prime lending rate resulting from a market decline in short-term interest rates was a major factor of this decrease. The unfavorable volume variances for both the three and nine month periods ended September 30, 2001 reflects lower average real estate loan and taxable investment security balances from increased sales of mortgages and mortgage-backed securities. Average short-term borrowings were down as Citizens extended debt maturities in response to the lower interest rate environment and reduced overall borrowed funds in the third quarter.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.44% for the third quarter, an increase of 13 basis points over the same period in 2000. The improvement in net interest margin is due to a decrease in funding costs offset in part by a decrease in asset yields as a result of the declining interest rate environment. Net interest margin increased 18 basis points in the third quarter 2001 from the second quarter 2001, and 34 basis points from the first quarter of 2001. The increase is due to the balance sheet restructuring efforts as well as decreased funding costs. However, future decreases in short-term interest rates may effect Citizens' ability to continue the improvements in the net interest margin. Net interest margin was 4.27% for the first nine months of 2001, a decline of 13 basis points over the same period in 2000. The decline in net interest margin from the comparable nine month period last year is the result of yields on earning assets declining more rapidly than interest bearing liabilities in the first half of 2001. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in the section titled "Interest Rate Risk".

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                           2001 Compared with 2000
                              ------------------------------------------------------------------------------------
                                  Three Months Ended September 30,              Nine Months Ended September 30,
                              ---------------------------------------     ----------------------------------------
                                                Increase (Decrease)                         Increase (Decrease)
                                                Due to Change in                             Due to Change in
                                Net          ------------------------       Net          -------------------------
(in thousands)                Change (1)      Rate (2)     Volume (2)     Change (1)      Rate (2)      Volume (2)
--------------                ----------     ---------     ----------     --------       ----------     ----------
INTEREST INCOME:
  Money market investments    $    759       $    (15)      $    774       $  1,711       $    (26)      $  1,737
  Investment securities:
    Taxable                     (3,407)          (321)        (3,086)        (5,462)           337         (5,799)
    Tax-exempt                     405            (53)           458          1,028            (38)         1,066
  Loans:
    Commercial                  (7,735)       (10,319)         2,584          6,847        (17,612)        24,459
    Real estate                 (6,859)           (55)        (6,804)       (20,892)           380        (21,272)
    Consumer                    (3,104)        (1,979)        (1,125)           153           (954)         1,107
                              --------       --------       --------       --------       --------       --------
      Total                    (19,941)       (12,742)        (7,199)       (16,615)       (17,913)         1,298
                              --------       --------       --------       --------       --------       --------

INTEREST EXPENSE
  Deposits:

    Demand                       2,377          1,356          1,021          3,543          2,397          1,146
    Savings                     (6,169)        (4,885)        (1,284)       (11,604)        (9,332)        (2,272)
    Time                        (7,231)        (5,383)        (1,848)         6,091            213          5,878
  Short-term borrowings        (10,198)        (3,915)        (6,283)       (19,430)        (5,195)       (14,235)
  Long-term debt                 2,645         (1,017)         3,662         13,094         (1,311)        14,405
                              --------       --------       --------       --------       --------       --------
    Total                      (18,576)       (13,844)        (4,732)        (8,306)       (13,228)         4,922
                              --------       --------       --------       --------       --------       --------
NET INTEREST INCOME           $ (1,365)      $  1,102       $ (2,467)      $ (8,309)      $ (4,685)      $ (3,624)
                              ========       ========       ========       ========       ========       ========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) The change in interest due to both rate and volume are allocated between the factors in proportion to the relationship of the absolute amount of the change in each.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                  2001                                  2000
                                                     -------------------------------       ---------------------------------
Three Months Ended September 30                      AVERAGE                AVERAGE        Average                  Average
(in thousands)                                       BALANCE    INTEREST(1) RATE (2)       Balance    Interest(1)   Rate (2)
-------------------------------                      ---------  ----------- --------       ---------  -----------  ---------
EARNING ASSETS
  Money market investments:
    Federal funds sold                                 $49,910       $453   3.55 %              $997         $16   6.48 %
    Other                                               38,819        344   3.52               2,084          22   4.19
  Investment securities(3):
    Taxable                                            801,660     12,973   6.47             991,962      16,380   6.60
    Tax-exempt                                         429,847      5,499   7.87             394,115       5,094   7.95
  Loans:
    Commercial                                       3,418,443     66,288   7.78           3,311,636      74,023   8.99
    Real estate                                      1,080,452     21,051   7.78           1,429,646      27,910   7.80
    Consumer                                         1,525,911     33,798   8.79           1,569,271      36,902   9.36
                                                     ---------     ------                  ---------      ------
      Total earning assets(3)                        7,345,042    140,406   7.80           7,699,711     160,347   8.48

NONEARNING ASSETS
  Cash and due from banks                              205,544                               223,415
  Bank premises and equipment                          131,482                               141,666
  Investment security fair value adjustment             43,086                               (17,044)
  Other nonearning assets                              165,746                               197,330
  Allowance for loan losses                            (81,807)                              (80,881)
                                                      --------                              --------
    Total assets                                    $7,809,093                            $8,164,197
                                                    ==========                            ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                    805,186      4,362   2.15             568,706       1,985   1.39
    Savings deposits                                 1,420,092      7,663   2.14           1,662,669      13,832   3.31
    Time deposits                                    2,829,613     36,628   5.14           2,966,068      43,859   5.88
  Short-term borrowings                                420,964      4,761   4.48             888,866      14,959   6.68
  Long-term debt                                       638,912      8,732   5.42             379,073       6,087   6.39
                                                    ----------     ------                  ---------      ------   ----
    Total interest-bearing liabilities               6,114,767     62,146   4.03           6,465,382      80,722   4.96
                                                                   ------                                 ------

NONINTEREST-BEARING LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Demand deposits                                      888,822                               961,961
  Other liabilities                                     92,450                                79,759
  Shareholders' equity                                 713,054                               657,095
                                                    ----------                               -------
    Total liabilities and shareholders' equity      $7,809,093                            $8,164,197
                                                    ==========                            ==========

NET INTEREST INCOME                                               $78,260                                $79,625
                                                                  =======                                =======
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                              4.44 %                                 4.31 %

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,708,000 and $3,539,000 for the three months ended September 30, 2001 and 2000, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                   2001                                   2000
                                                     --------------------------------     -----------------------------------
Nine Months Ended September 30                        AVERAGE                AVERAGE        Average                  Average
(in thousands)                                        BALANCE   INTEREST(1)  RATE (2)       Balance     Interest(1)  Rate(2)
------------------------------                       ---------  -----------  --------     -----------   -----------  --------
EARNING ASSETS
  Money market investments:
    Federal funds sold                                 $33,771       $1,084  4.23 %              $822          $38    6.18 %
    Other                                               24,107          726  4.02               1,730           61    4.68
  Investment securities(3):
    Taxable                                            902,479       44,562  6.58           1,019,957       50,024    6.54
    Tax-exempt                                         417,406       16,238  7.98             390,014       15,210    7.99
  Loans:
    Commercial                                       3,466,813      209,824  8.18           3,086,807      202,977    8.88
    Real estate                                      1,162,876       67,018  7.68           1,532,014       87,910    7.65
    Consumer                                         1,543,450      104,772  9.08           1,519,124      104,619    9.20
                                                     ---------      -------                 ---------      -------
      Total earning assets(3)                        7,550,902      444,224  8.05           7,550,468      460,839    8.33

NONEARNING ASSETS
  Cash and due from banks                              201,724                                224,719
  Bank premises and equipment                          133,328                                142,350
  Investment security fair value adjustment             34,572                                (27,950)
  Other nonearning assets                              175,602                                206,007
  Allowance for loan losses                            (81,245)                               (80,090)
                                                    ----------                             ----------
    Total assets                                    $8,014,883                             $8,015,504
                                                    ==========                             ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                    682,672        9,888  1.94             587,167        6,345    1.44
    Savings deposits                                 1,501,233       29,551  2.63           1,726,156       41,155    3.18
    Time deposits                                    2,967,714      124,875  5.63           2,835,445      118,784    5.60
  Short-term borrowings                                610,607       24,821  5.42             947,365       44,251    6.22
  Long-term debt                                       581,552       24,784  5.70             246,212       11,690    6.34
                                                     ---------      -------                 ---------      -------
    Total interest-bearing liabilities               6,343,778      213,919  4.51           6,342,345      222,225    4.68
                                                                    -------                                -------

NONINTEREST-BEARING LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Demand deposits                                      882,677                                952,773
  Other liabilities                                     87,894                                 75,944
  Shareholders' equity                                 700,534                                644,442
                                                    ----------                             ----------
    Total liabilities and shareholders' equity      $8,014,883                             $8,015,504
                                                    ==========                             ==========

NET INTEREST INCOME                                                $230,305                               $238,614
                                                                   ========                               ========
NET INTEREST INCOME AS A PERCENT OF                                          4.27 %                                   4.40 %
EARNING ASSETS

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $11,132,000 and $10,453,000 for the nine months ended September 30, 2001 and 2000, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $8.5 million in the third quarter of 2001 and $18.9 million for the first nine months of the year, an increase of $3.9 million and $3.8 million, respectively over the same periods in 2000. Net charge-offs were 0.56% of average loans in the third quarter of 2001, up from 0.23% in the same period a year ago. The increase reflects higher charge-offs in the commercial loan portfolio. For the nine month period ended September 30, 2001, net charge-offs were 0.38% of average loans, up from 0.23% in the first nine months of 2000. A summary of loan loss experience during the three and nine months ended September 30, 2001 and 2000 is provided below.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                              ---------------------------        ----------------------------
(in thousands)                                                    2001             2000              2001              2000
--------------                                                ----------        ---------        ----------        ----------
Allowance for loan losses - beginning of period               $   81,351       $   80,047        $   80,070        $   76,397
  Charge-offs                                                      9,913            5,223            22,635            15,850
  Recoveries                                                       1,417            1,608             5,009             5,439
                                                              ----------       ----------        ----------        ----------
Net charge-offs                                                    8,496            3,615            17,626            10,411
Provision for loan losses                                          8,500            4,642            18,911            15,088
                                                              ----------       ----------        ----------        ----------

Allowance for loan losses - end of period                     $   81,355       $   81,074        $   81,355        $   81,074
                                                              ==========       ==========        ==========        ==========

Loans outstanding at period end                               $5,981,642       $6,406,037        $5,981,642        $6,406,037
Average loans outstanding during period                        6,024,807        6,310,553         6,173,139         6,137,945

Allowance for loan losses as a percentage
  of loans outstanding at period end                                1.36%            1.27%             1.36%             1.27%
Ratio of net charge-offs during period
  to average loans outstanding (annualized)                         0.56             0.23              0.38              0.23
Loan loss coverage (allowance as a multiple
  of net charge-offs, annualized)                                    2.4X             5.6x              3.5X              5.8x


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

The formula allowance is calculated by applying loss factors to outstanding loans (excluding specifically identified credits) based on loan type, accrual status and internal risk grade of such loans and pools of loans. The loss factors are determined based on recent and historical (generally three-year) loss experience in the specific portfolios.

The unallocated portion of the allowance is determined based upon management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which Citizens operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's specific allowances or in the historical loss factors used to determine the formula allowances. The unallocated portion of the loan loss reserve at September 30, 2001 is $19.0 million and at December 31, 2000 was $21.5 million. The decrease is due to improved identification of potential losses and specific allocation of the reserve.

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

NONINTEREST INCOME

A summary of significant sources of noninterest income during the first three and nine months of 2001 and 2000 follows:



NONINTEREST INCOME                                                                                           Percent
                                                    Three Months Ended          Nine Months Ended          Change in 2001
                                                      September 30,               September 30,         ----------------------
                                                  ---------------------       ---------------------       Three         Nine
(in thousands )                                    2001          2000          2001          2000         Months       Months
--------------                                    -------       -------       -------       -------     ---------    ---------
Service charges on deposit accounts               $ 6,960       $ 6,825       $20,844       $19,553        2.0%          6.6%
Trust fees                                          5,096         5,901        15,860        18,312       (13.6)        (13.4)
Mortgage and other loan income                      2,840         1,402         9,395         3,485       102.6         169.6
Bankcard fees                                       2,922         2,865         9,032         8,226         2.0           9.8
Brokerage and investment fees                       2,030         1,752         5,933         5,770        15.9           2.8
ATM network user fees                                 937           836         2,618         2,388        12.1           9.6
Cash management services                              729           686         2,070         2,018         6.3           2.6
Other, net                                          2,127         2,948         6,295         7,577       (27.8)        (16.9)
                                                  -------       -------       -------       -------
   Noninterest income before asset gains           23,641        23,215        72,047        67,329         1.8           7.0
Investment securities gains (losses)                   49            (5)        5,772            (6)         (1)           (1)
Gain on sale of NYCE stock                         11,017            --        11,017            --          (1)           (1)
Gain on sale of credit card assets                     --            --         2,623            --          (1)           (1)
                                                  -------       -------       -------       -------
   Total noninterest income                       $34,707       $23,210       $91,459       $67,323        49.5         35.9
                                                  =======       =======       =======       =======

(1)  Not Meaningful

Noninterest income, before gains on sale of securities and the gain on the sale of NYCE stock, was $23.6 million during the third quarter of 2001, an increase of 1.8% compared to the same period in 2000. Mortgage income continued to experience strong growth with an increase of 102.6% resulting from significantly higher loan volume and a higher percentage of loans sold in the secondary market. Brokerage and investment fees increased 15.9% resulting from deeper penetration in the F&M markets. Trust fees declined by 13.6% in the third quarter from the same period a year ago due to the continued weakening in the equity markets, lowering the value of managed assets upon which the fees are based. In the third quarter of this year, Citizens realized an $11.0 million pre-tax gain on the cash sale of NYCE stock. NYCE Corporation, an ATM provider in which Citizens held an equity interest, was acquired by First Data Corporation.

For the nine months ended September 30, 2001, noninterest income, before asset gains, increased 7.0% over the comparable period last year. This growth came primarily from mortgage and other loan income, which increased 169.6%, while bankcard fees were up 9.8% and deposit service charges increased 6.6%.

NONINTEREST EXPENSE

Significant changes in noninterest expense during the three and nine months ended September 30, 2001 and 2000 are summarized in the table below.


NONINTEREST EXPENSE                                                                                           Percent
                                                Three Months Ended             Nine Months Ended            Change in 2001
                                                   September 30,                 September 30,            ---------------------
                                                ----------------------        -----------------------      Three        Nine
(in thousands)                                   2001           2000           2001            2000        Months      Months
--------------                                  -------        -------        -------         -------     ---------  ----------
Salaries and employee benefits                   $32,304       $31,309        $95,348          94,501         3.2 %       0.9 %
Equipment                                          4,655         4,824         14,686          14,222        (3.5)        3.3
Occupancy                                          4,174         4,009         13,554          12,660         4.1         7.1
Data processing services                           3,496         3,223          9,959           8,936         8.5        11.4
Professional services                              3,646         2,771          9,058           7,779        31.6        16.4
Intangible asset amortization                      2,704         2,615          8,163           7,858         3.4         3.9
Bankcard fees                                      2,334         2,202          7,178           6,713         6.0         6.9
Postage and delivery                               1,930         1,750          5,817           5,147        10.3        13.0
Advertising and public relations                   1,661         1,493          4,854           4,534        11.3         7.1
Stationery and supplies                            1,033         1,341          3,284           4,329       (23.0)      (24.1)
Other, net                                         6,333         6,133         18,696          17,963         3.3         4.1
                                                 -------       -------       --------        --------
Noninterest expense - operating basis             64,270        61,670        190,597         184,642         4.2         3.2
Special charge                                       ---           (99)           ---           7,189         (1)         (1)
                                                 -------       -------       --------        --------
Total noninterest expense                        $64,270       $61,571       $190,597        $191,831         4.4        (0.6)
                                                 =======       =======       ========        ========

(1)  Not Meaningful

For the quarter, operating expenses before the prior year special charge, increased 4.2%, or $2.6 million from third quarter 2000 levels. Salaries and employee benefits increased 3.2% from the same period in 2000 due to normal merit increases and higher sales-based incentive compensation. Professional services increased $875,000 or 31.6% due to higher legal costs for loan and other collection activities, increased cost of technical support in the F&M banks and other corporate initiatives. Data processing costs were up 8.5% due to the effect of processing all F&M banks on Citizens' outsourced operating systems. Postage and delivery expense increased 10.3% due to higher postal rates and increased utilization of outside courier services. Advertising and public relations increased 11.3% as a result of additional marketing campaigns and more concentrated advertising in the F&M markets. Stationery and supplies expense decreased 23.0% from third quarter 2000 levels due to merger and restructuring efficiencies. For the nine months ended September 30, 2001, noninterest expenses before the special charge increased by 3.2%, compared to the same period of the prior year.

Special Charge
--------------

Costs of $7.2 million ($4.4 million after-tax), in the first nine months of 2000, were recorded as a "Special Charge" for system conversions, business unit integration, branch closures and other items associated with the F&M merger. In the third quarter of 2000, Citizens successfully settled its contract with a former vendor of F&M and, as a result, reversed against the Special Charge approximately $3.9 million of previously accrued contract termination costs. All activities related to the F&M merger were completed by year-end 2000. Restructuring reserves related to the F&M merger totaled $1.0 million at September 30, 2001 and consisted of involuntary employee termination benefits to be paid over the remaining severance period. See Note 2. Acquisitions and Merger-Related Expenses for additional details.

INCOME TAXES

Income tax expense was $12.2 million in the third quarter of 2001, an increase of 12.3% over the same period last year. For the nine months ended September 30, 2001, income tax expense was $33.3 million, an increase of 16.1% over the same period in 2000. Higher pre-tax earnings resulted in the increase for both the three and nine months periods ended September 30, 2001, as compared to the same periods in the prior year. The effective tax rate for the nine months ended September 30, 2001 is 29.7% compared to 29.0% for the same period last year.

FINANCIAL CONDITION

BALANCE SHEET RESTRUCTURING

Citizens' total assets declined $690 million or 8.2% to $7.7 billion at September 30, 2001 from $8.4 billion as of December 31, 2000. The decline reflects Citizens' continued efforts to restructure its balance sheet to reduce interest rate risk and decrease reliance on higher cost borrowed funds. Citizens has reduced borrowed funds by selling the majority of new mortgage loan production into the secondary market and through the securitization and subsequent sale of $247 million of mortgage loans in the first half of 2001. These actions have decreased mortgage loan balances 23.9% at September 30, 2001 from December 31, 2000, reduced reliance on borrowed funds and increased noninterest income and net interest margin.

Citizens is continuing to transition and refocus its commercial loan portfolio at F&M to target markets consistent with its overall business strategy and at the same time implement Citizens' credit standards and loan structuring criteria. As a result, commercial loans in the F&M markets have declined 10.0% since December 31, 2000. The decline in the F&M markets along with generally slower growth in other markets due to the current economic conditions resulted in an overall decrease of 2.0% in commercial loans at September 30, 2001 from December 31, 2000. In further restructuring efforts, Citizens sold F&M Bank-Minnesota on November 9, 2001 and realized a pre-tax gain of $800,000.

Consumer loan balances in the third quarter were 2.4% lower than the December 31, 2000 balances primarily due to the sale of $30 million of credit card loans in the Michigan market at the end of the second quarter.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 18.2% of average earning assets during the first nine months of 2001, compared with 18.7% for the same period of 2000. Average investment security balances for the nine months ended September 30, 2001 were down $90.1 million over the same period in 2000 while average money market investments were up $55.3 million from 2000 levels.

LOANS

Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa, Illinois and Minnesota. Citizens does not lend out of its market areas or participate in loan syndications. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans declined $441 million, or 6.9%, to $6.0 billion at September 30, 2001 from $6.4 billion at year-end 2000. The decline reflects the balance sheet restructuring described above. Mortgage loans declined due to the sale of a majority of the current mortgage origination volume and the securitization of $247 million of mortgages at the end of the first quarter. Commercial loans declined slightly from year end levels. Citizens continued to experience commercial loan growth in its Michigan market during the first nine months of 2001, but at a slower rate than in the prior year. The increase in commercial loans in Michigan was offset by a reduction in the F&M markets due to the business loan portfolio restructuring and the implementation of Citizens' credit standards in those markets.

Consumer loan balances declined $37 million at September 30, 2001 from year end levels. The sale of $30 million of credit card loans and a $8 million decline in the indirect loan portfolio led to the decrease.

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

At September 30, 2001, loans considered to be impaired totaled $109.0 million (of which $43.2 million were on a nonaccrual basis). Included within this amount was $88.2 million of impaired loans for which the related allowance for loan losses was $25.2 million and $20.8 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 2001 was approximately $110 million. For the quarter ended September 30, 2001, Citizens recognized interest income of approximately $1.2 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $1.5 million all of which was applied to principal.

At September 30, 2000, loans considered to be impaired totaled $79.1 million (of which $29.0 million were on a nonaccrual basis). Included within this amount was $42.5 million of impaired loans for which the related allowance for loan losses was $5.4 million and $36.6 million of impaired loans for which the fair value exceeded the recorded investment in the loan. The average recorded investment in impaired loans during the quarter ended September 30, 2000 was approximately $53.4 million. For the quarter ended September 30, 2000, Citizens recognized interest income of approximately $1.0 million on impaired loans. Cash collected on nonaccrual impaired loans totaled $0.6 million of which $0.3 million was applied to principal and $0.3 million was recognized using the cash method of income recognition.

The table below provides a summary of nonperforming assets as of September 30, 2001, December 31, 2000 and September 30, 2000. Total nonperforming assets amounted to $79.0 million as of September 30, 2001 compared with $66.3 million as of December 31, 2000 and $54.1 million as of September 30, 2000. The increase in nonperforming assets occurred primarily within the commercial loan portfolio of the F&M banks. The ratio of nonperforming assets to total assets is 0.51% in the Michigan markets versus 2.05% in the F&M banks. Employment levels and other economic conditions in the Citizens' local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

NONPERFORMING ASSETS

                                                           SEPTEMBER 30,   December 31,  September 30,
(IN THOUSANDS)                                                 2001          2000          2000
--------------                                             -------------   ------------  -------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                  $ 3,927      $ 7,237      $ 4,431
    From 30 to 89 days past due                                   6,763        7,297        6,840
    90 or more days past due                                     56,185       44,881       37,151
                                                                -------      -------      -------
      Total                                                      66,875       59,415       48,422
  90 days past due and still accruing                             4,665          889        1,189
  Restructured                                                      171        1,068        1,295
                                                                -------      -------      -------
      Total nonperforming loans                                  71,711       61,372       50,906

Other Repossessed Assets Acquired (ORAA)                          7,325        4,917        3,178
                                                                -------      -------      -------
      Total nonperforming assets                                $79,036      $66,289      $54,084
                                                                =======      =======      =======

Nonperforming assets as a percent of total loans plus ORAA         1.32%        1.03%        0.84%
Nonperforming assets as a percent of total assets                  1.02         0.79         0.65

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of September 30, 2001, such credits amounted to $77.6 million or 1.3% of total loans, compared with $70.2 million or 1.1% at December 31, 2000 and $46.4 million or 0.7% of total loans as of September 30, 2000. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS

Total deposits decreased $354 million to $5.9 billion at September 30, 2001 from $6.2 billion at year-end 2000 and were down $264 million from September 30, 2000. The decline occurred in various deposit categories, however Citizens retained much of these financial assets through fee-based products such as brokerage, annuities, and cash management sweep arrangements. Average deposits decreased 1.10% in the first nine months of 2001 over the same period in 2000. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At September 30, 2001 Citizens had approximately $178 million in brokered deposits as an alternative source of funding, down from $186 million at year-end 2000. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On average, total short-term borrowings decreased $336.8 million to $610.6 million during the first nine months of 2001 from $947.4 million during the same period of 2000. The decrease primarily reflects Citizens' efforts to extend debt maturities in the lower interest rate environment. Long-term debt accounted for $581.6 million or 9.2% of average interest-bearing funds for the first nine months of 2001, compared with $246.2 million or 3.9% of average interest-bearing funds for the same period in 2000. At September 30, 2001, $645.7 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $361.0 million maturing at different intervals over the next five years.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At September 30, 2001, shareholders' equity was $721.2 million compared with $680.0 million at December 31, 2000 and $665.0 million as of September 30, 2000. Book value per common share at September 30, 2001, December 31, 2000 and September 30, 2000 was $15.77, $14.62 and $14.15, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of September 30, 2001, December 31, 2000 and September 30, 2000 are presented below.

CAPITAL RATIOS                                Regulatory
                                               Minimum
                                              For "Well          SEPTEMBER 30,   December 31,   September 30,
                                             Capitalized"           2001           2000            2000
                                             -------------       -------------   ------------   -------------
Risk based capital:
Tier I                                               6.0 %             10.1 %          9.1 %           9.2 %
Total capital                                       10.0               11.3           10.3            10.5
Tier I leverage                                      5.0                7.8            7.1             7.2

On May 23, 2000, Citizens approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of Citizens common stock. Through the third quarter of 2001, Citizens repurchased 2,408,200 shares of stock under this plan at an average price of $25.28.

On October 19, 2001 the Board of Directors approved a new stock repurchase plan which provides for the repurchase of up to 3,000,000 shares of outstanding common stock. This plan will begin immediately upon completion of the May 2000 plan.

Citizens declared cash dividends of $0.275 per share in the third quarter of 2001, an increase of 5.8% over the $0.26 declared during the same period of 2000.

LIQUIDITY AND DEBT CAPACITY

The liquidity position of Citizens is monitored for its subsidiaries and the Parent company to ensure that funds are available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Citizens' subsidiary banks have traditionally derived liquidity primarily through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, Citizens' subsidiary banks have access to market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members. Another source of liquidity is the ability of Citizens' Parent Company to borrow funds on both a short-term and long-term basis. The Parent has established borrowing facilities with a group of unaffiliated banks and has used portions of this revolving credit agreement for various corporate purposes.

Citizens has access to alternative funding sources and borrowing capacities which allows it to operate at lower levels of balance sheet liquidity. At September 30, 2001, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of September 30, 2001 and 2000 is illustrated below.

INTEREST RATE SENSITIVITY


                                                                                TOTAL
                                                1-90      91-180    181-365     WITHIN        1-5        Over
(dollars in millions)                           Days       Days       Days      1 YEAR       Years     5 Years     Total
---------------------                         --------   --------  ---------   ---------    --------  ---------   --------
SEPTEMBER 30, 2001
RATE SENSITIVE ASSETS (1)
  Loans                                       $2,276.9     $342.8     $581.0    $3,200.7    $2,310.0     $470.9   $5,981.6
  Investment securities                           88.8       23.3       46.5       158.6       640.7      479.6    1,278.9
  Short-term investments                          43.1         --         --        43.1          --         --       43.1
                                              --------     ------     ------    --------    --------     ------   --------
    Total                                     $2,408.8     $366.1     $627.5    $3,402.4    $2,950.7     $950.5   $7,303.6
                                              ========     ======     ======    ========    ========     ======   ========
RATE SENSITIVE LIABILITIES
  Deposits (2)                                $1,068.3     $640.2   $1,187.0    $2,895.5    $1,618.5     $521.9   $5,035.9
  Other interest bearing liabilities             783.2      100.1       25.3       908.6        86.0        8.6    1,003.2
                                              --------     ------   --------    --------    --------     ------   --------
    Total                                     $1,851.5     $740.3   $1,212.3    $3,804.1    $1,704.5     $530.5   $6,039.1
                                              ========     ======   ========    ========    ========     ======   ========

Period GAP (3)                                  $557.3    $(374.2)  $(584.8)    $ (401.7)   $1,246.2     $420.0   $1,264.5
Cumulative GAP                                   557.3      183.1    (401.7)                   844.5    1,264.5
Cumulative GAP to Total Assets                    7.22%      2.37%    (5.21)%      (5.21)%     10.95%     16.39%     16.39%
Multiple of Rate Sensitive Assets to              1.30       0.49      0.52        0.89         1.73       1.79       1.21
Liabilities

SEPTEMBER 30, 2000
RATE SENSITIVE ASSETS (1)
  Loans                                       $2,002.7     $354.8     $654.7    $3,012.2    $2,660.3     $733.5   $6,406.0
  Investment securities                           36.5       16.2       55.7       108.4       542.0      710.6    1,361.0
  Short-term investments                           7.1         --         --         7.1          --         --        7.1
                                              --------     ------     ------    --------    --------   --------   --------
    Total                                     $2,046.3     $371.0     $710.4    $3,127.7    $3,202.3   $1,444.1   $7,774.1
                                              ========     ======     ======    ========    ========   ========   ========

RATE SENSITIVE LIABILITIES

  Deposits (2)                                  $950.7     $698.3   $1,428.3    $3,077.3    $1,889.2     $234.9   $5,201.4
  Other interest bearing liabilities             986.9      190.0      100.0     1,276.9        82.6       14.6    1,374.1
                                              --------     ------   --------    --------    --------     ------   --------
    Total                                     $1,937.6     $888.3   $1,528.3    $4,354.2    $1,971.8     $249.5   $6,575.5
                                              ========     ======   ========    ========    ========     ======   ========

Period GAP (3)                                  $108.7    $(517.3)   $(817.9)  $(1,226.5)   $1,230.5   $1,194.6   $1,198.6
Cumulative GAP                                   108.7     (408.6)  (1,226.5)                    4.0    1,198.6
Cumulative GAP to Total Assets                    1.31%     (4.94)%   (14.82)%    (14.82)%      0.05%     14.48%     14.48%
Multiple of Rate Sensitive Assets to
Liabilities                                       1.06       0.42       0.46        0.72        1.62       5.79       1.18


(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2) Includes interest bearing savings and demand deposits of $665 million and $778 million in 2001 and 2000, respectively, in the less than one year category, and $1.565 billion and $1.420 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(3)  GAP is the excess of rate sensitive assets (liabilities).


As shown, Citizens' interest rate risk position is liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $401.7 million at September 30, 2001 and by $1.2 billion at September 30, 2000. Application of GAP theory would suggest that with such a position Citizens' net interest income could decline if interest rates rise; i.e., liabilities are likely to reprice faster than assets, resulting in a decrease in net income in a rising rate environment. Conversely, net income should increase in a falling rate environment. However, in the near short term (1-90 days) Citizens is asset sensitive which would indicate a narrowing interest rate margin in the first three months of a declining rate environment followed by improvement over the next nine months. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 2 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.

OTHER
ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Citizens adopted this statement as amended effective January 1, 2001. Citizens does not have any material outstanding derivatives or hedging activities. Therefore, the impact of adopting the provisions of this statement on Citizens' financial position, results of operations and cash flow was not material.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" - a replacement of APB Opinion No. 17, "Intangible Assets", which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. This statement addresses how intangible assets should be accounted for that are acquired outside of a business combination and also addresses how intangibles should be accounted for once the intangibles have been initially recognized in the financial statements. The statement no longer assumes a finite life for all intangibles, but now requires that intangible assets with indefinite lives be tested at least annually for impairment with impairment losses recognized immediately and intangible assets with finite lives be amortized over an appropriate period. The statement requires disclosures about the change in the carrying amount of the intangible assets and an estimate of amortization expense for the next five years. The statement is effective for fiscal years beginning after December 15, 2001, however, goodwill and intangible assets acquired after June 30, 2001 will be subjected immediately to the nonamortization and amortization provisions of this statement. Citizens has adopted this statement to the extent permitted and will adopt the remaining provisions effective January 1, 2002. Citizens expects the adoption of this statement will positively impact the results of its' financial operations and currently estimates the amount to be $7.2 million ($5.4 million after-tax).

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION

On July 23, 2001 Citizens signed a definitive agreement for the sale of F&M Bank-Minnesota to Frandsen Financial Corporation. F&M Bank-Minnesota has total assets of $25 million and operates out of one location in Dundas, Minnesota.

The sale of the bank received regulatory approval in early October and closed on November 9, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three-month period ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION

Date    November 14, 2001            By    /s/ John W. Ennest
    --------------------------            --------------------------------------
                                          John W. Ennest
                                          Vice Chairman of the Board, Treasurer
                                            and Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)