Form 10-K
period 2001-12-31
CITIZENS BANKING CORP
filed 2002-03-26
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2001.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _________ to ______

Commission file Number 0-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                MICHIGAN                                     38-2378932
-----------------------------------------        ------------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

 328 S. Saginaw Street, Flint, Michigan                         48502
-----------------------------------------        ------------------------------
(Address of Principal Executive Offices)                     (ZIP Code)

Registrant's telephone number, including area code: (810) 766-7500 Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:

            Citizens Banking Corporation Common Stock - No Par Value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 14, 2002 was $1,438,583,351.

The number of shares outstanding of the Registrant's No Par Value Common Stock as of March 14, 2002 was 44,981,654.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Citizens Banking Corporation's Proxy Statement for its annual meeting of shareholders to be held April 16, 2002 are incorporated by reference into Part III.

                          CITIZENS BANKING CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I
   Item 1.    Business ................................................................................................  3
   Item 2.    Properties ..............................................................................................  8
   Item 3.    Legal Proceedings .......................................................................................  8
   Item 4.    Submission of Matters to a Vote of Security Holders .....................................................  9

PART II
   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ............................... 10
   Item 6.    Selected Financial Data ................................................................................. 10
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ................... 10
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .............................................. 10
   Item 8.    Financial Statements and Supplementary Data ............................................................. 10
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................... 10

PART III
   Item 10.   Directors and Executive Officers of the Registrant ...................................................... 11
   Item 11.   Executive Compensation .................................................................................. 11
   Item 12.   Security Ownership of Certain Beneficial Owners and Management .......................................... 11
   Item 13.   Certain Relationships and Related Transactions .......................................................... 11

PART IV
   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................................ 12

SIGNATURES    ......................................................................................................... 13

EXHIBIT INDEX ......................................................................................................... 15

                                     PART I

ITEM 1.  BUSINESS

General
Citizens Banking Corporation (Citizens) was organized January 1, 1982. It is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated in the State of Michigan. On December 31, 2001, Citizens had 2,776 full-time equivalent employees and directly or indirectly owned the following subsidiaries.

---------------------------------------------------------------------------------------------------------------------------
                                                                           Number           Total              Date
                                                     Principal                of           Assets           Acquired/
                zubsidiary                             Office              Offices      (in millions)      Established
---------------------------------------------------------------------------------------------------------------------------
Citizens Bank (1)                                    Flint, MI                127          $5,066.6          01/01/82
Citizens Bank -- Illinois, N.A.                      Berwyn, IL                 3             241.5          05/01/87
F&M Bancorporation, Inc                             Kaukauna, WI              N/A                            11/01/99
   F&M Bank -- Wisconsin (2)                        Kaukauna, WI               57           1,963.1          01/03/00
   F&M Bank -- Iowa (3)                           Marshalltown, IA             14             509.0          11/01/99


---------------------------------------------------------------------------------------------------------------------------

(1)  Consolidated totals of Citizens Bank include its non-bank subsidiaries:
     Citizens Commercial Leasing Corporation (CCLC) -- 100% owned, CB Financial Services, Inc. -- 100% owned, Citizens Bank Mortgage Corporation -- 100% owned, Citizens Title Services, Inc -- 100% owned, Citizens Service Company, Inc -- 100% owned, Citizens Bank Consumer Finance, LLC -- 99% owned, Citizens Card Company -- 100% owned and CB Capital Management, Inc -- 100% owned. All of the named subsidiaries are based in Flint, Michigan except for CCLC, which is based in Saginaw, Michigan. Citizens Service Company, Inc. owns the other 1% of Citizens Bank Consumer Finance, LLC.

(2) Consolidated totals of F&M Bank -- Wisconsin include its wholly owned non-bank subsidiary, Pulaski Capital Corporation, based in the state of Nevada.

(3) Consolidated totals of F&M Bank -- Iowa include its wholly owned non-bank subsidiary, Security Bancservices, Inc., based in Marshalltown, Iowa.


Citizens provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, consumer finance, asset management, trust services, and mortgage financing and servicing. Operations are primarily conducted through more than 201 banking offices, 245 ATM locations and 33 brokerage centers in Michigan, Illinois, Wisconsin and Iowa.

Citizens Bank, a wholly owned bank subsidiary of Citizens, directly owns several non-bank subsidiaries as follows:

     1. CB Financial Services, Inc. -- a seller of life insurance and annuity products to clients subject to certain restrictions,

     2. Citizens Bank Mortgage Corporation -- a provider of mortgage financing and servicing to individuals and businesses,

     3. Citizens Title Services, Inc. -- an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing,

     4. Citizens Commercial Leasing Company -- a participant in high quality indirect lease participations,

     5. Citizens Service Company, Inc -- a holding company owning 1% of Citizens Bank Consumer Finance, LLC,

     6. Citizens Bank Consumer Finance, LLC -- a partnership established to provide indirect consumer lending services to clients in Citizens' markets

     7. Citizens Card Company -- a company established to sell credit card loans to a third party credit card company, and

     8. CB Capital Management, Inc. -- a registered broker-dealer for Golden Oak mutual funds.

Pulaski Capital Corporation, a wholly owned non-bank subsidiary of F&M Bank -- Wisconsin organized and existing under the laws of the State of Nevada, holds and manages the majority of the bank's investment portfolio. Security Bancservices, Inc, a wholly owned non-bank subsidiary of F&M Bank -- Iowa, sells property and casualty insurance to clients in the Wisconsin and Iowa markets.

In March 2002, Citizens Banking Corporation formed a non-bank wholly owned subsidiary, CB Wealth Management, NA. This subsidiary was formed to provide trust services.

Mergers, Acquisitions and Divestitures
In November 2001, Citizens sold F&M Bank -- Minnesota with assets of $27 million. The bank was Citizens' sole location in Minnesota.

On May 12, 2000, Citizens purchased three Jackson, Michigan offices of Great Lakes National Bank. The purchase added approximately $31 million in deposits for which Citizens paid a premium of $3.9 million. On October 8, 1999, Citizens acquired seventeen former Bank One offices located in the northern section of Michigan's Lower Peninsula. This purchase added approximately $88 million in loans and $442 million in deposits. Citizens paid a premium of $36.1 million or 10.13% on certain core deposits. These transactions were accounted for as purchases; accordingly, the financial statements include their results of operations only since the respective acquisition dates.

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

Additional information regarding Citizens' mergers, acquisitions and divestitures is incorporated by reference from Exhibit 13 on page A-28 of such document under the caption, "Note 2. Mergers, Acquisitions and Divestitures".

Lines of Business
The performance of Citizens is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M, and Other. Additional information regarding Citizens' business lines is incorporated herein by reference from Exhibit 13 on pages A-5 and A-6, and on pages A-41 and A-42 of such document under the captions, "Lines of Business Reporting" and "Note 18. Lines of Business", respectively.

Competition
The financial services industry is highly competitive. The banking subsidiaries of Citizens compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial service organizations including savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

Loans comprise 77.0% of Citizens' average assets in 2001 and are made in the normal course of business to individuals, partnerships, municipalities and corporations. Credit is extended to clients within the commercial, commercial mortgage, real estate construction, real estate mortgage, consumer and lease financing categories. Consumer loans are primarily composed of automobile, personal, marine, recreational vehicle, home equity and credit card loans and represent 25.1% of the 2001 average loan portfolio. Consumer loans originated follow strict corporate credit underwriting procedures. Real estate mortgage loan extensions are primarily first liens on one-to-four family structures and, unless insured by a private mortgage insurance company, typically have traditional loan to appraisal ratios of 80% or less. Commercial and commercial mortgage loan originations generally do not rely on the performance of the real estate market to generate funds for repayment and do not represent a concentration in any one industry or company. Additional information on the composition of the loan portfolio and the related nonperforming assets is incorporated herein by reference from Exhibit 13 on pages A-14 to A-16 and page A-32 of such document under the captions "Loans", "Nonperforming Assets", and "Note 6. Loans and Nonperforming Assets".

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

On November 1, 1999, Citizens entered the Wisconsin, Iowa, and Minnesota markets through a merger with F&M. F&M, headquartered in Kaukauna, Wisconsin, included twenty subsidiary banks in Wisconsin, one subsidiary bank in Iowa, and one subsidiary bank in Minnesota. Most of the banks are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing, and agricultural businesses. F&M has a dominant market position in many of the markets it serves, which we believe provides a competitive advantage. On January 3, 2000, the twenty Wisconsin bank charters were consolidated into one bank and in December 2000 the local boards of directors for the Wisconsin banks were consolidated into one statutory board. In November 2001, Citizens sold F&M Bank -- Minnesota with assets of $27 million.

Other factors such as employee relations and environmental laws also impact Citizens' competitiveness. Citizens maintains a favorable relationship with its employees. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

Supervision and Regulation
Citizens is a multi-bank holding company and, as such, is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires Citizens to provide notice or obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire or hold more than a 5% voting interest in any bank, restricts interstate banking activities and prescribes limitations on the non-banking activities of Citizens. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997. The BHC Act restricts Citizens' non-banking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. Citizens banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. On March 11, 2000, banks, other depository institutions, insurance companies and securities firms were allowed to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act makes "satisfactory" or higher Community Reinvestment Act and other types of regulatory compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Citizens Banking Corporation and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of Citizens' cash revenue is derived from dividends paid by its subsidiary banks. The dividends are subject to various legal and regulatory restrictions. Regulatory matters concerning payment of dividends to Citizens by its banking subsidiaries, capital adequacy guidelines for Citizens and its banking subsidiaries and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 on pages A-18 and A-43 of such document under the captions, "Liquidity and Debt Capacity" and "Note 19 Regulatory Matters", respectively.

Citizens' subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states. They are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (OCC) or the respective state banking departments, and are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Citizens Bank, F&M Bank -- Wisconsin and F&M Bank -- Iowa are chartered by their respective states and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services, the Wisconsin Department of Financial Institutions and the Iowa Division of Banking, respectively, as well as the Federal Reserve Board. Citizens Bank - Illinois, N.A. is chartered under federal law and is subject to supervision, regulation and examination by the OCC. All of Citizens' subsidiary banks are subject to supervision and examination by the FDIC, as the FDIC, to the extent provided by the law, insures their deposits. In addition, all banks are members of the Federal Reserve System. Citizens' non-bank companies are supervised and examined by the Federal Reserve System.

Citizens' subsidiary banks are also subject to certain laws of each state in which such banks are located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Michigan, Illinois and Wisconsin have all adopted nationwide reciprocal interstate banking.

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

FDICIA also provides the FDIC with the authority to impose assessments on insured Bank Insurance Fund (BIF) member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. In response to the BIF attaining the designated reserve ratio in 1995, FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". All of Citizens' subsidiaries have sufficient capital to maintain this designation (the FDIC's highest rating). In 2002, banks maintaining the "well capitalized" designation will again have no FDIC insurance premium requirements except for a special base assessment that applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessments paid by Citizens' subsidiary banks.

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


ITEM 2.  PROPERTIES
Citizens' offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, its largest bank subsidiary. Citizens' bank subsidiaries operate through 201 branch and financial banking offices. Of these, 39 are leased and the remaining are owned. Rent expense on the leased properties totaled $2,123,147 in 2001. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, in parts of Iowa and in the western suburbs of Chicago, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Exhibit 13 on page A-33 under the caption "Note 8. Premises and Equipment" of such document.


ITEM 3.  LEGAL PROCEEDINGS
Citizens and its subsidiaries are parties to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, management does not believe the ultimate outcome of these matters will have a material adverse effect on the financial condition or the liquidity of Citizens.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S MATTERS The information required by this item is incorporated herein by reference from
Exhibit 13 on page A-21 under the caption "Table 12. Selected Quarterly Information" of such document.

As of December 31, 2001, the approximate number of shareholders of the Registrant's common stock is 16,400. This number includes an estimate for individual participants in the security positions of certain shareholders of record.

Restrictions on the Registrant's ability to pay dividends are incorporated herein by reference from Exhibit 13 on page A-43 under the caption "Note 19. Regulatory Matters" of such document.


ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated herein by reference from
Exhibit 13 on page A-3 under the caption "Table 1. Five Year Summary of Selected Financial Data" of such document.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and
Results of Operations required by this item is incorporated herein by reference from Exhibit 13 on pages A-4 through A-22 of such document.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from Exhibit 13 on pages A-18 through A-20 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" of such document.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated herein by reference from Exhibit 13 on pages A-23 through A-47 of such document.

Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page A-21 of such document under the caption "Table 12. Selected Quarterly Information".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears in Citizens' proxy statement for its annual meeting of shareholders to be held April 16, 2002 ("Proxy Statement"), and is incorporated herein by reference as follows:

       Regulation S-K Item 401 disclosures: Appear under the captions "Election of Directors" and "Executive Officers" on pages 5 through 7 and on pages 14 through 16, respectively, of the Proxy Statement.

       Regulation S-K Item 405 disclosure: Appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 30 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item appears under the caption "Compensation of Directors," on page 10 and under the captions "Executive Compensation", "Compensation and Human Resources Committee Report on Executive Compensation", "Shareholder Return", and "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 17 through 30 of the Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 4 of the Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on pages 29 and 30 of the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1. Financial Statements:
         The following consolidated financial statements of Citizens and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Ernst & Young LLP, Independent Auditors

     2. Financial Statement Schedules:
         All schedules are omitted - see Item 14(d) below.

     3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 15 through 17 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
         No reports of Form 8-K were filed for the quarter ended December 31, 2001.

(c)  Exhibits:
         The "Exhibit Index" is filed herewith on pages 15 through 17 of this report and is incorporated herein by reference.

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

CITIZENS BANKING CORPORATION
(Registrant)

by /s/William R. Hartman                                   Date:  March 25, 2002
--------------------------------------
William R. Hartman
President and Chief Executive Officer

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

               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------
/s/Robert J. Vitito                       Chairman of the Board and Director                       March 25, 2002
----------------------------------------
Robert J. Vitito

/s/John W. Ennest                         Vice Chairman of the Board,                              March 25, 2002
----------------------------------------  Chief Financial Officer,
John W. Ennest                            Treasurer and Director


/s/Edward P. Abbott                       Director                                                 March 25, 2002
----------------------------------------
Edward P. Abbott

/s/Jonathan E. Burroughs II               Director                                                 March 25, 2002
----------------------------------------
Jonathan E. Burroughs II

/s/Joseph P. Day                          Director                                                 March 25, 2002
----------------------------------------
Joseph P. Day

/s/Richard J. Dolinski                    Director                                                 March 25, 2002
----------------------------------------
Richard J. Dolinski

/s/Lawrence O. Erickson                   Director                                                 March 25, 2002
----------------------------------------
Lawrence O. Erickson

/s/Benjamin W. Laird                      Director                                                 March 25, 2002
----------------------------------------
Benjamin W. Laird

/s/Stephen J. Lazaroff                    Director                                                 March 25, 2002
----------------------------------------
Stephen J. Lazaroff


               Signature                                    Capacity                                    Date
----------------------------------------  ----------------------------------------------  ----------------------------------
/s/William C. Shedd                       Director                                                 March 25, 2002
----------------------------------------
William C. Shedd

/s/Ada C. Washington                      Director                                                 March 25, 2002
----------------------------------------
Ada C. Washington

/s/Kendall B. Williams                    Director                                                 March 25, 2002
----------------------------------------
Kendall B. Williams

/s/James L. Wolohan                       Director                                                 March 25, 2002
----------------------------------------
James L. Wolohan

                          CITIZENS BANKING CORPORATION
                         2001 Annual Report on Form 10-K

                                  EXHIBIT INDEX
                   (FILED AS PART OF THIS REPORT ON FORM 10-K)


 Exhibit                                                                                                     Form 10-K
    No.                                           Exhibit                                                     Page No.
---------  -----------------------------------------------------------------------------------------------   --------
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

    10.1   Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from
               Exhibit 10(r) of Citizens' 1997 Second Quarter Report on Form 10-Q, file number 0-10535).         N/A

    10.2   First Amendment to Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10.2 of Citizens' 2000 Second Quarter Report on Form 10-Q, file
               number 0-10535).                                                                                  N/A

    10.3   Citizens Banking Corporation All-Employee Stock Option Plan (incorporated by reference from
               Exhibit 99 of Citizens' registration statement on Form S-8 filed June 26, 2000,
               Registration No. 333-40100).                                                                      N/A

    10.4   Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from
               Exhibit 99 of Citizens' registration statement on Form S-8 filed July 21, 1995,
               Registration No. 33-61197).                                                                       N/A

    10.5   First Amendment to Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 10.3 of Citizens' 2000 Second Quarter Report on Form 10-Q, file
               number 0-10535).                                                                                  N/A

Exhibit                                    EXHIBIT INDEX (continued)                                         Form 10-K
    No.                                            Exhibit                                                    Page No.
---------  -----------------------------------------------------------------------------------------------   --------
    10.6   Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to "F&M Bancorporation, Inc.
               1993 Incentive Stock Option Plan" and "F&M Bancorporation, Inc. 1993 Stock Option Plan for
               Non-employee Directors" (incorporated by reference to Form S-8 filed December 22, 1999,
               file number 333-86569).                                                                           N/A

    10.7   Citizens Banking Corporation Amended and Restated Section 401(k) Plan (incorporated by reference from Exhibit 99.1 of Citizens' registration statement on Form S-8 filed August
               2, 1996 -- Registration No. 333-09455).                                                           N/A

    10.8   Citizens Banking Corporation Management Incentive Compensation Plan.                                  (1)

    10.9   Citizens Banking Corporation Amended and Restated Director's Deferred Compensation Plan
               (incorporated by reference from Exhibit 10(h) of Citizens' 1994 Annual Report on Form
               10-K, file number 0-10535).                                                                       N/A

    10.10  Amended and Restated Citizens Banking Corporation Supplemental Retirement Benefits Plan for
               John W. Ennest.                                                                                   N/A

    10.11  Amended and Restated Citizens Banking Corporation Supplemental Retirement Benefits Plan for
               Robert J. Vitito.                                                                                 N/A

    10.12  Amended and Restated Change in Control Agreement.                                                     N/A

    10.13  Citizens Banking Corporation Stock Compensation Plan.                                                 (1)

    10.14  Employment Agreement between William R. Hartman and Citizens Banking Corporation dated
               February 11, 2002 together with A. Form of Stock Compensation Plan, B. Restricted Stock
               Award Agreement, C. Nonqualified Stock Option Agreement, D. Management Incentive Plan, E.
               Supplemental Executive Retirement Plan, F. Change in Control Agreement, and G. Director
               Indemnification Agreement.                                                                        (1)

    11     Computation of Per Share Earnings (incorporated by reference from Exhibit 13 on page A-37 of
               such document under the caption "Note 14. Earnings Per Share").                                   N/A

    13     Citizens Banking Corporation 2001 Annual Report (except as to portions expressly incorporated
               herein, said Annual Report is included only for information).                                     (1)


Exhibit                                   EXHIBIT INDEX (continued)                                          Form 10-K
    No.                                            Exhibit                                                    Page No.
---------  -----------------------------------------------------------------------------------------------   --------

    21     Subsidiaries of the Registrant                                                                        (1)

    23     Consent of Ernst & Young LLP                                                                          (1)


----------------------------------------------------------------------------------------------------------------------------

N/A -- not applicable, exhibit incorporated by reference.

(1) Exhibit included in the following pages of this Annual Report on Form 10-K.

All other Exhibits required to be filed with this Form are not applicable and have therefore been omitted.