Form 10-Q
period 2002-03-31
CITIZENS BANKING CORP
filed 2002-05-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended       March 31, 2002
                     ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file Number              0-10535
                       ------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                     38-2378932
--------------------------------------------            -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   328 S. Saginaw St., Flint, Michigan                          48502
--------------------------------------------            -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                    X  Yes       No
                                                   ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at May 10, 2002
-------------------------------                   ---------------------------
    Common Stock, No Par Value                       44,890,639 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q


                                                                           Page

PART I - FINANCIAL INFORMATION

     Item 1  - Consolidated Financial Statements...........................  3

     Item 2  - Management's Discussion and Analysis of Financial Condition
               And Results of Operations...................................  9

     Item 3. - Quantitative and Qualitative Disclosure of Market Risk...... 22

PART II - OTHER INFORMATION

     Item 1  - Legal Proceedings........................................... 22

     Item 2  - Changes in Securities....................................... 22

     Item 3  - Defaults upon Senior Securities............................. 22

     Item 4  - Submission of Matters to a Vote of Security Holders......... 22

     Item 5  - Other Information........................................... 22

     Item 6  - Exhibits and Reports on Form 8-K............................ 22

SIGNATURES................................................................. 23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES       MARCH 31,     December 31,
(in thousands)                                        2002           2001
--------------------------------------------------------------------------------
                                                    (UNAUDITED)      (Note 1)
ASSETS
  Cash and due from banks                         $   162,231    $   224,416
  Money market investments:
    Federal funds sold                                     42            891
    Interest-bearing deposits with banks               32,865          3,455
                                                  -----------    -----------
       Total money market investments                  32,907          4,346
  Securities available-for-sale:
    U.S. Treasury and federal agency securities       791,645        739,792
    State and municipal securities                    439,600        443,956
    Other securities                                  115,270        113,948
                                                  -----------    -----------
       Total investment securities                  1,346,515      1,297,696
Mortgage loans held for sale                          109,912        150,443
Loans:
   Commercial                                       3,219,493      3,246,380
   Real estate construction                           212,309        216,041
   Real estate mortgage                               709,828        821,090
   Consumer                                         1,471,069      1,488,452
                                                  -----------    -----------
       Total loans                                  5,612,699      5,771,963
   Less: Allowance for loan losses                    (80,425)       (80,299)
                                                  -----------    -----------
       Net loans                                    5,532,274      5,691,664
Premises and equipment                                127,838        128,805
Goodwill                                               54,785         54,785
Other intangible assets                                25,308         26,191
Other assets                                           90,522        100,529
                                                  -----------    -----------
TOTAL ASSETS                                      $ 7,482,292    $ 7,678,875
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing                         $   810,792    $   903,900
      Interest-bearing                              5,049,990      5,061,226
                                                  -----------    -----------
       Total deposits                               5,860,782      5,965,126
   Federal funds purchased and securities sold
      under agreements to repurchase                  150,161        233,077
   Other short-term borrowings                         50,559         81,353
   Other liabilities                                   90,669         72,756
   Long-term debt                                     630,147        629,099
                                                  -----------    -----------
       Total liabilities                            6,782,318      6,981,411
   Sharlders' Equity:
     Preferred stock - No par value                       ---            ---
     Common stock - No par value                      151,023        155,720
     Retained earnings                                532,889        521,191
     Accumulated other comprehensive income            16,062         20,553
                                                  -----------    -----------
       Total shareholders' equity                     699,974        697,464
                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 7,482,292    $ 7,678,875
                                                  ===========    ===========

================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES         Three Months Ended
                                                          March 31,
(in thousands, except per share amounts)                2002      2001
--------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                          $100,163   $133,820
  Interest and dividends on investment securities:
    Taxable                                             12,369     17,107
    Nontaxable                                           5,384      5,331
  Money market investments                                 359        300
                                                      --------   --------
      Total interest income                            118,275    156,558
                                                      --------   --------
INTEREST EXPENSE
  Deposits                                              34,570     60,879
  Short-term borrowings                                    965     12,046
  Long-term debt                                         7,781      8,013
                                                      --------   --------
      Total interest expense                            43,316     80,938
                                                      --------   --------
NET INTEREST INCOME                                     74,959     75,620
Provision for loan losses                                5,250      4,049
                                                      --------   --------
      Net interest income after provision
        for loan losses                                 69,709     71,571
                                                      --------   --------
NONINTEREST INCOME
  Service charges on deposit accounts                    6,632      6,703
  Trust fees                                             4,858      5,495
  Mortgage and other loan income                         4,025      2,094
  Bankcard fees                                          2,758      2,906
  Brokerage and investment fees                          2,050      1,868
  Investment securities gains                                2      2,219
  Other                                                  4,401      3,376
                                                      --------   --------
      Total noninterest income                          24,726     24,661
                                                      --------   --------
NONINTEREST EXPENSE
  Salaries and employee benefits                        32,200     31,518
  Equipment                                              4,858      4,954
  Occupancy                                              4,615      4,927
  Data processing services                               3,125      3,175
  Professional services                                  2,835      2,382
  Bankcard fees                                          2,082      2,288
  Advertising and public relations                       1,831      1,561
  Postage and delivery                                   1,758      1,963
  Intangible asset amortization                            725      2,530
  Other                                                  7,162      7,413
                                                      --------   --------
      Total noninterest expense                         61,191     62,711
                                                      --------   --------
INCOME BEFORE INCOME TAXES                              33,244     33,521
Income taxes                                             9,141      9,716
                                                      --------   --------
NET INCOME                                            $ 24,103   $ 23,805
                                                      ========   ========
NET INCOME PER SHARE:
  Basic                                               $   0.53   $   0.51
  Diluted                                                 0.53       0.51
AVERAGE SHARES OUTSTANDING:
  Basic                                                 45,062     46,476
  Diluted                                               45,642     46,944
================================================================================

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                Accumulated
                                                                                   Other
                                                          Common      Retained  Comprehensive
(in thousands except per share amounts)                    Stock      Earnings     Income       Total
-------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2001                                $ 198,637    $ 478,399    $  25,313   $ 702,349
  Net income                                                            27,148                   27,148
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                (5,706)     (5,706)
                                                                                              ---------
    Total comprehensive income                                                                   21,442
  Exercise of stock options, net of
    shares purchased                                          626                                   626
  Shares acquired for retirement                           (4,970)                               (4,970)
  Cash dividends - $0.275 per share                                    (12,771)                 (12,771)
                                                        ---------    ---------    ---------   ---------
BALANCE - JUNE 30, 2001                                 $ 194,293    $ 492,776    $  19,607   $ 706,676
  Net income                                                            27,962                   27,962
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                18,282      18,282
                                                                                              ---------
    Total comprehensive income                                                                   46,244
  Exercise of stock options, net of
    shares purchased                                        4,401                                 4,401
  Shares acquired for retirement                          (23,406)                              (23,406)
  Cash dividends - $0.275 per share                                    (12,725)                 (12,725)
                                                        ---------    ---------    ---------   ---------
BALANCE - SEPTEMBER 30, 2001                            $ 175,288    $ 508,013    $  37,889   $ 721,190
  Net income                                                            25,742                   25,742
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                               (15,609)
  Minimum pension liability                                                          (1,727)    (17,336)
                                                                                  ---------   ---------
    Total comprehensive income                                                                    8,406
  Exercise of stock options, net of
    shares purchased                                        4,675                                 4,675
  Shares acquired for retirement                          (24,243)                              (24,243)
  Cash dividends - $0.275 per share                                    (12,564)                 (12,564)
                                                        ---------    ---------    ---------   ---------
BALANCE - DECEMBER 31, 2001                             $ 155,720    $ 521,191    $  20,553   $ 697,464
  Net income                                                            24,103                   24,103
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                (4,491)     (4,491)
                                                                                              ---------
    Total comprehensive income                                                                   19,612
  Exercise of stock options, net of
    shares purchased                                        2,625                                 2,625
  Shares acquired for retirement                           (7,322)                               (7,322)
  Cash dividends - $0.275 per share                                    (12,405)                 (12,405)
                                                        ---------    ---------    ---------   ---------
BALANCE - MARCH 31, 2002                                $ 151,023    $ 532,889    $  16,062   $ 699,974
                                                        =========    =========    =========   =========

================================================================================
See notes to consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                 Three Months Ended
                                                                      March 31,
(in thousands)                                                     2002        2001
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                    $  24,103    $  23,805
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                     5,250        4,049
      Depreciation                                                  4,054        4,174
      Amortization of intangibles                                     725        2,530
      Net amortization on investment securities                        76         (171)
      Investment securities gains                                      (2)      (2,219)
      Loans originated for sale                                  (220,234)    (143,164)
      Proceeds from loan sales                                    262,819       62,138
      Net gain from loan sales                                     (2,054)      (1,126)
      Accrued merger related and other charges                        ---         (993)
      Other                                                        30,496       21,562
                                                                ---------    ---------
         Net cash provided (used) by operating activities         105,233      (29,415)

INVESTING ACTIVITIES:
  Net increase in money market investments                        (28,561)     (77,921)
  Securities available-for-sale:
     Proceeds from sales                                                2      148,302
     Proceeds from maturities                                      75,203       87,925
     Purchases                                                   (131,007)    (294,968)
  Net decrease in loans                                           154,140      318,699
  Net increase in premises and equipment                           (3,087)      (1,160)
                                                                ---------    ---------
     Net cash provided by investing activities                     66,690      180,877

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                     (43,216)    (131,698)
  Net increase (decrease) in time deposits                        (61,128)       5,097
  Net decrease in short-term borrowings                          (113,710)    (193,320)
  Proceeds from issuance of long-term debt                         26,000       75,000
  Principal reductions in long-term debt                          (24,952)         (78)
  Cash dividends paid                                             (12,405)     (12,098)
  Proceeds from stock options exercised                             2,625        2,960
  Shares acquired for retirement                                   (7,322)      (5,872)
                                                                ---------    ---------
     Net cash used by financing activities                       (234,108)    (260,009)
                                                                ---------    ---------

  Net decrease in cash and due from banks                         (62,185)    (108,547)
  Cash and due from banks at beginning of period                  224,416      318,115
                                                                ---------    ---------

  Cash and due from banks at end of period                      $ 162,231    $ 209,568
                                                                =========    =========
======================================================================================

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's 2001 Annual Report on Form 10-K.


NOTE 2. LINES OF BUSINESS INFORMATION
   The Corporation is managed along the following business lines: Commercial Banking, Retail Banking, Financial Services, and all Other. Selected lines of business segment information for the three month period ended March 31, 2002 is provided below. Prior to January 1, 2002 Citizens managed five lines of business; Commercial Banking, Retail Banking, Financial Services, F&M and Other. Beginning in 2002 the F&M line of business was combined into the remaining four lines of business. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

--------------------------------------------------------------------------------------------------------------------------

                                                      Commercial  Retail    Financial
(in thousands)                                          Banking   Banking   Services   Other      Total
--------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2002
Net interest income (taxable equivalent)                $34,505   $38,930   $   217   $ 4,947    $78,599
Provision for loan losses                                 3,091     2,743       ---      (584)     5,250
                                                        -------   -------   -------   -------    -------
      Net interest income after provision                31,414    36,187       217     5,531     73,349
Noninterest income                                        4,353    13,660     5,900       813     24,726
Noninterest expense                                      16,572    34,601     4,144     5,874     61,191
                                                        -------   -------   -------   -------    -------
      Income (loss) before income taxes                  19,195    15,246     1,973       470     36,884
Income tax expense (taxable equivalent)                   6,719     5,336       691        35     12,781
                                                        -------   -------   -------   -------    -------
      Net income (loss)                                 $12,476   $ 9,910   $ 1,282   $   435    $24,103
                                                        =======   =======   =======   =======    =======
Average Assets (in millions)                            $ 3,398   $ 2,829   $     7   $ 1,331    $ 7,565

--------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2001
Net interest income (taxable equivalent)               $35,048   $44,532   $   335   $  (581)   $79,334
Provision for loan losses                                1,793     2,721       ---      (465)     4,049
                                                       -------   -------   -------   -------    -------
      Net interest income after provision               33,255    41,811       335      (116)    75,285
Noninterest income                                       3,961    14,473     6,322       (95)    24,661
Noninterest expense                                     16,653    35,801     4,137     6,120     62,711
                                                       -------   -------   -------   -------    -------
      Income (loss) before income taxes                 20,563    20,483     2,520    (6,331)    37,235
Income tax expense (taxable equivalent)                  7,199     7,169       882    (1,820)    13,430
                                                       -------   -------   -------   -------    -------
      Net income (loss)                                $13,364   $13,314   $ 1,638   $(4,511)   $23,805
                                                       =======   =======   =======   =======    =======
Average Assets (in millions)                           $ 3,544   $ 3,368   $     5   $ 1,347    $ 8,264

--------------------------------------------------------------------------------------------------------------------------

NOTE 3. EARNINGS PER SHARE
   Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
 (in thousands, except per share amounts)                                                  2002     2001
-----------------------------------------------------------------------------------------------------------

NUMERATOR:
Basic and dilutive earnings per share -- net income available to common shareholders     $24,103   $23,805
                                                                                         =======   =======
DENOMINATOR:
Basic earnings per share -- weighted average shares                                       45,062    46,476
Effect of dilutive securities -- potential conversion of employee stock options              580       468
                                                                                         -------   -------

Diluted earnings per share -- adjusted weighted-average shares and assumed conversions    45,642    46,944
                                                                                         =======   =======

        BASIC EARNINGS PER SHARE                                                         $  0.53   $  0.51
                                                                                         =======   =======

        DILUTED EARNINGS PER SHARE                                                       $  0.53   $  0.51
                                                                                         =======   =======


   During the first quarter of 2002, employees exercised stock options to acquire 137,054 shares at an average exercise price of $19.16 per share.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
   On January 1, 2002 Citizens Banking Corporation adopted SFAS No. 142 which changed the accounting for intangible assets. The effect of this statement was to eliminate amortization of indefinite life intangibles (i.e. goodwill) beginning January 1, 2002. The following table reflects the reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization.

------------------------------------------------------------------------------

                                                                     For the Year Ended        For the Quarter Ended
                                                                     December 31, 2001            March 31, 2001
                                                                  ------------------------    -----------------------
                                                                      Net       Earnings          Net      Earnings
(in thousands, except per share amounts)                             Income     Per Share       Income     Per Share
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share computation:
   Net income/diluted EPS as reported                               $104,657       $2.25      $ 23,805       $0.51
   Add back: Goodwill amortization, net of tax effect                  5,545        0.12         1,376        0.03
                                                                    --------       -----      --------       -----
      Adjusted net income/diluted EPS                               $110,202       $2.37      $ 25,181       $0.54
                                                                    ========       =====      ========       =====
---------------------------------------------------------------------------------------------------------------------


   SFAS No. 142 also requires that goodwill be tested for impairment at least annually. As of March 31, 2002 Citizens is in the process of completing it's transitional impairment testing and anticipates no impairment under statement No. 142.

   Citizens' Other intangible assets as of March 31, 2002 and 2001 are shown in the table below.

------------------------------------------------------------------------------------
                                                       MARCH 31,        March 31,
(in thousands)                                           2002             2001
------------------------------------------------------------------------------------
Core deposit intangibles                                $28,989         $ 28,989
Accumulated amortization                                  6,985            4,086
                                                        ------          --------
Net core deposit intangibles                             22,004           24,903
Minimum pension liability                                 3,304                -
                                                        -------         --------
   Total other intangibles                              $25,308         $ 24,903
                                                        =======         ========
------------------------------------------------------------------------------------


   The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million. As part of adopting Statement No. 142 Citizens has had no material reclassifications or adjustments to the useful lives of finite-lived (core deposit) intangible assets.

NOTE 5. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                      FOR QUARTER ENDED
                                                   --------------------------------------------------------------------------------
                                                             MARCH 31,    DECEMBER 31,  SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                              2002           2001           2001           2001           2001
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations (thousands)
  Interest income                                            $118,275      $129,335       $140,406       $147,260       $156,558
  Net interest income                                          74,959        77,676         78,260         76,425         75,620
  Provision for loan losses                                     5,250         7,496          8,500          6,362          4,049
  Investment securities gains                                       2           423             49          3,504          2,219
  Other noninterest income                                     24,724        25,599         34,658         28,587         22,442
  Noninterest expense                                          61,191        60,586         64,270         63,616         62,711
  Income taxes                                                  9,141         9,874         12,235         11,390          9,716
  Net income                                                   24,103        25,742         27,962         27,148         23,805
  Cash dividends                                               12,405        12,564         12,725         12,771         12,098

-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income                                           $   0.53      $   0.57       $   0.60       $   0.59       $   0.51
  Diluted net income                                             0.53          0.56           0.60           0.58           0.51
  Cash dividends                                                0.275         0.275          0.275          0.275          0.260
  Market value (end of period)                                  32.47         32.88          32.08          29.25          26.69
  Book value (end of period)                                    15.55         15.46          15.77          15.27          15.13

-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                     $  7,482      $  7,679       $  7,715       $  7,924       $  8,199
  Loans                                                         5,613         5,772          5,866          6,008          6,100
  Deposits                                                      5,861         5,965          5,890          5,922          6,118
  Shareholders' equity                                            700           697            721            707            702

-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                     $  7,565      $  7,701       $  7,809       $  7,977       $  8,264
  Loans                                                         5,623         5,786          5,918          6,068          6,271
  Deposits                                                      5,924         5,930          5,944          6,007          6,155
  Shareholders' equity                                            701           708            713            700            688

-----------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                       1.29 %        1.33 %         1.42 %         1.37 %         1.17 %
  Return on average shareholders' equity                        13.94         14.42          15.56          15.56          14.03
  Net interest margin (FTE)                                      4.45          4.48           4.44           4.26           4.10
  Net loans charged off to average loans                         0.37          0.57           0.57           0.36           0.24
  Average equity to average assets                               9.27          9.19           9.13           8.78           8.33
  Allowance for loan losses as a percent of loans                1.43          1.39           1.39           1.35           1.32
  Nonperforming assets to loans plus ORAA (end of period)        1.43          1.37           1.35           1.42           1.20
  Nonperforming assets to total assets (end of period)           1.07          1.03           1.02           1.08           0.90
  Leverage ratio                                                 8.08          7.79           7.84           7.71           7.25
  Tier 1 capital ratio                                          10.17          9.87          10.06           9.91           9.52
  Total capital ratio                                           11.42         11.12          11.31          11.16          10.77

-----------------------------------------------------------------------------------------------------------------------------------

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three months ended March 31, 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 9 of this report and Citizens' 2001 Annual Report on Form 10-K. A quarterly summary of selected financial data for the five-quarter period ended March 31, 2002 is presented in the table on page 9.


EARNINGS SUMMARY
Citizens earned net income of $24,103,000 for the three months ended March 31, 2002, or $0.53 per share, compared with net income of $23,805,000, or $0.51 per share, for the same quarter of 2001. Returns on average assets and average equity for the quarter were 1.29% and 13.94%, respectively, compared with 1.17% and 14.03%, respectively, in 2001.

Net income in the first quarter of 2002 is higher than the same period in 2001 primarily due to an increase in noninterest income and decreases in noninterest expense and income taxes. Partially offsetting these increases were lower net interest income and investment securities gains and a higher provision for loan losses. Noninterest income before securities gains was $24,724,000, an increase of $2,282,000, or 10.2% compared to the same period in 2001. Noninterest income increased in the three month period ended March 31, 2002 over the comparable period in 2001 primarily due to higher mortgage and other loan income and increased brokerage and investment fees. These increases were partially offset by decreases in trust and bankcard fees and lower securities gains. Noninterest expenses decreased by $1,520,000, or 2.4% for the three month period ended March 31, 2002 compared with the prior year. The decrease is a result of lower intangible asset amortization due to the adoption of Financial Accounting Statement No. 142 in the first quarter of 2002, as well as lower equipment, occupancy, bankcard, postage and delivery and data processing costs. These decreases were partially offset by increases in compensation of $682,000, professional services of $453,000 and advertising expenses of $270,000.


LINES OF BUSINESS REPORTING
Citizens is managed along four major business segments: Commercial Banking, Retail Banking, Financial Services and Other. For more information about each line of business, see Note 18 to the Corporation's 2001 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10Q. A summary of net income by each business line is presented below.

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
(in thousands)                                             2002           2001
--------------------------------------------------------------------------------
Commercial Banking                                       $12,476         $13,364
Retail Banking                                             9,910          13,314
Financial Services                                         1,282           1,638
Other                                                        435          (4,511)
                                                         -------         -------
  Net income                                             $24,103         $23,805
                                                         =======         =======
--------------------------------------------------------------------------------


The decrease in Commercial Banking for the three months ended March 31, 2002 was due to lower net interest income from weak loan demand and increased loan loss provision. These decreases were offset, in part, by higher noninterest income from deposit service charges.

The decrease in Retail Banking is due to a reduction in net interest income from lower loan and deposit levels, narrower margin on deposits due to the current interest rate environment and a decline in noninterest income. The decrease in noninterest income was primarily a result of lower gains on the sale of securitized mortgage loans in 2002 compared to the same period in 2001. The first quarter of 2001 included $2.1 million in gains on the securitization and sale of portfolio mortgages while the first quarter of 2002 included no such gains.

Financial Services income decreased as a result of lower revenue from trust fees due to the weak equity markets and lower levels of assets under management. The increase in the Other category is the result of higher net interest income due to a reduced reliance on borrowed funds and an improved net interest margin. Operating expenses are lower due to the adoption of SFAS No. 142 in 2002, which eliminated the amortization of goodwill.

NET INTEREST INCOME
Tax equivalent net interest income, decreased to $78.6 million in the first quarter of 2002 from $79.3 million in the comparable period in 2001. A lower level of earning assets led to the decline. Detailed analyses of net interest income, with average balances and related interest rates for the three months ended March 31, 2002 and 2001 are presented on page 13. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table on page 12.

For the three month period ended March 31, 2002, net unfavorable volume and net favorable rate related variances in net interest income resulted in a decrease of $661,000 in net interest income, as compared to the same period in 2001. Interest income declined $38.3 million and interest expense declined $37.6 million due to the lower interest rate environment and reductions in the volumes of earning assets and interest bearing liabilities. Yields on earning assets for the three months ended March 31, 2002 declined 139 basis points to 6.92% from 8.31%, for the first quarter of 2001. The cost of interest-bearing liabilities for the three months ended March 31, 2002 declined 201 basis points to 2.96% from 4.97%, as compared with the same period in 2001. Unfavorable rate and volume related variances for loans were offset by favorable rate and volume related variances for deposits and borrowings. Lower funding costs resulted from a decline in borrowed funds, a shift in deposit accounts from higher cost savings and time deposits to lower cost demand deposits and the lower interest rate environment.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.45% for the first quarter of 2002, an increase of 35 basis points over the same period in 2001. The improvement in net interest margin is a result of the lower interest rate environment and the balance sheet restructuring efforts initiated in 2001. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in the section titled "Interest Rate Risk".

--------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                      2002 Compared with 2001
                                  -----------------------------------

                                               Increase (Decrease)
                                                Due to Change in
Three Months Ended March 31        Net         ---------------------
(in thousands)                   Change (1)    Rate (2)   Volume (2)
--------------------------------------------------------------------
INTEREST INCOME:
  Money market investments        $     59    $   (306)   $    365
  Investment securities:
     Taxable                        (4,738)     (1,904)     (2,834)
     Tax-exempt                         53         (99)        152
  Mortgages loans held for sale      1,654          23       1,631
  Loans:
     Commercial                    (20,252)    (17,385)     (2,867)
     Real estate                    (8,869)     (1,507)     (7,362)
     Consumer                       (6,190)     (4,065)     (2,125)
                                  --------    --------    --------
        Total                      (38,283)    (25,243)    (13,040)
                                  --------    --------    --------

INTEREST EXPENSE
   Deposits:
      Demand                         1,908         (19)      1,927
      Savings                       (8,393)     (6,602)     (1,791)
      Time                         (19,824)    (13,533)     (6,291)
   Short-term borrowings           (11,081)     (5,593)     (5,488)
   Long-term debt                     (232)     (1,458)      1,226
                                  --------    --------    --------
      Total                        (37,622)    (27,205)    (10,417)
                                  --------    --------    --------
NET INTEREST INCOME               $   (661)   $  1,962    $ (2,623)
                                  ========    ========    ========
--------------------------------------------------------------------

-----------
(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) The change in interest due to both rate and volume are allocated between the factors in proportion to the relationship of the absolute amount of the change in each.

--------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES


                                                                            2002                                 2001
                                                           --------------------------------------   --------------------------------
Three Months Ended March 31                                 AVERAGE                      AVERAGE    Average                 Average
(in thousands)                                              BALANCE      INTEREST (1)    RATE (2)   Balance    Interest (1) Rate (2)
------------------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS
  Money market investments:
    Federal funds sold                                    $    68,149    $       283       1.66 % $    22,400   $      285    5.09 %
    Other                                                      17,930             76       1.71         1,109           15    5.33
Investment securities(3):
   Taxable                                                    842,657         12,369       5.87     1,025,718       17,107    6.67
   Tax-exempt                                                 419,629          5,384       7.89       407,877        5,331    8.04

Mortgage loans held for sale                                  147,181          2,712       7.37        58,647        1,058    7.22

Loans:
   Commercial                                               3,340,999         53,288       6.56     3,491,068       73,541    8.64
   Real estate                                                807,369         14,272       7.07     1,218,698       23,141    7.60
   Direct consumer                                            817,145         16,385       8.12       854,778       20,690    9.81
   Indirect consumer                                          657,138         13,506       8.34       706,244       15,390    8.84
                                                          -----------    -----------              -----------   ----------
       Total earning assets(3)                              7,118,197        118,275       6.92     7,786,539      156,558    8.31

NONEARNING ASSETS
  Cash and due from banks                                     187,363                                 207,724
  Bank premises and equipment                                 128,782                                 135,544
  Investment security fair value adjustment                    39,004                                  29,871
  Other nonearning assets                                     172,294                                 185,085
  Allowance for loan losses                                   (80,933)                                (80,849)
                                                          -----------                             -----------
       Total assets                                       $ 7,564,707                             $ 8,263,914
                                                          ===========                             ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                         1,068,838          4,140       1.57       571,321        2,232    1.58
    Savings deposits                                        1,368,753          4,009       1.19     1,587,539       12,402    3.17
    Time deposits                                           2,631,974         26,421       4.07     3,108,385       46,245    6.03
  Short-term borrowings                                       232,045            965       1.69       800,410       12,046    6.09
  Long-term debt                                              628,399          7,781       5.02       538,566        8,013    6.03
                                                          -----------    -----------              -----------   ----------
       Total interest-bearing liabilities                   5,930,009         43,316       2.96     6,606,221       80,938    4.97
                                                                         -----------                            ----------

NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
   Demand deposits                                            854,106                                 887,642
   Other liabilities                                           79,994                                  81,652
   Shareholders' equity                                       700,598                                 688,399
                                                          -----------                             -----------
       Total liabilities and shareholders' equity         $ 7,564,707                             $ 8,263,914
                                                          ===========                             ===========

NET INTEREST INCOME                                                      $    74,959                            $   75,620
                                                                         ===========                            ==========
NET INTEREST INCOME AS A PERCENT OF

EARNING ASSETS                                                                             4.45 %                             4.10 %

------------------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,640,000 and $3,714,000 for the three months ended March 31, 2002 and 2001, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $5,250,000 in the first quarter of 2002, an increase of $1,201,000 over the same period in 2001. Net charge-offs were 0.37% of average loans in the first quarter of 2002, up from 0.24% in the same period a year ago. The increase primarily reflects higher charge-offs in the commercial loan portfolio. A summary of loan loss experience during the three months ended March 31, 2002 and 2001 is provided below.

------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                       Three Months Ended
                                                                                            March 31,
(in thousands)                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                    $    80,299    $    80,070
  Charge-offs                                                                           (6,732)        (5,315)
  Recoveries                                                                             1,608          1,666
                                                                                   -----------    -----------
Net charge-offs                                                                         (5,124)        (3,649)
Provision for loan losses                                                                5,250          4,049
                                                                                   -----------    -----------

Allowance for loan losses - end of period                                          $    80,425    $    80,470
                                                                                   ===========    ===========

Loans outstanding at period end (1)                                                $ 5,612,699    $ 6,100,382
Average loans outstanding during period (1)                                          5,575,430      6,270,834

Allowance for loan losses as a percentage of loans outstanding at period end              1.43 %         1.32 %
Ratio of net charge-offs during period to average loans outstanding (annualized)          0.37           0.24
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                3.9 x          5.5 x
-------------------------------------------------------------------------------------------------------------

(1) Loans outstanding and average loans outstanding excludes loans held for sale.


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

The formula allowance is calculated by applying loss factors to outstanding loans (excluding specifically identified credits) based on loan type, accrual status and internal risk grade of such loans and pools of loans. Minimum loss factors for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are determined based on historical (generally three-year) averages adjusted quarterly for recent loss experience in the specific portfolios. In addition, adjustments are made to any loss factor used in the computation of the formula allowance in the event that, in management's judgement, significant factors which affect the collectibility of the portfolio as of the valuation date, are not reflected in the loss factors.

The unallocated portion of the allowance is determined based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the specific and formula allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance include general economic and business conditions in Citizens' key lending markets, the level and composition of nonperforming loans, underwriting standards within specific portfolio segments, specific industry conditions within portfolio segments, collateral values, loan volumes and concentrations, regulatory examination results, internal credit examination results and other factors. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's specific allowances or in the historical loss factors used to determine the formula allowances. The unallocated allowance was $19.2 million and $18.1 million as of March 31, 2002 and December 31, 2001, respectfully.

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


NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three months of 2002 and 2001 follows:

------------------------------------------------------------------------------

NONINTEREST INCOME

                                                                Change in 2002
                                           Three Months Ended ------------------
                                               March 31,
(in thousands)                               2002      2001     Amount   Percent
--------------------------------------------------------------------------------
Service charges on deposit accounts        $ 6,632   $ 6,703   $   (71)   (1.1)%
Trust fees                                   4,858     5,495      (637)  (11.6)
Bankcard fees                                2,758     2,906      (148)   (5.1)
Brokerage and investment fees                2,050     1,868       182     9.7
Mortgage and other loan income               4,025     2,094     1,931    92.2
ATM network user fees                          752       801       (49)   (6.1)
Cash management services                       716       644        72    11.2
Other, net                                   2,933     1,931     1,002    51.9
                                           -------   -------   -------
   Noninterest income before asset gains    24,724    22,442     2,282    10.2
Investment securities gains                      2       106      (104)     (1)
Gain on sale of securitized mortgages          ---     2,113    (2,113)     (1)
                                           -------   -------   -------
   Total noninterest income                $24,726   $24,661   $    65     0.3
                                           =======   =======   =======
--------------------------------------------------------------------------------


Noninterest income for the first quarter of 2002, before securities gains, increased $2,282,000, or 10.2% over the same period of 2001. During the first quarter of 2002, Citizens realized significant increases in mortgage and other loan income, cash management service fees, and brokerage and investment fees while trust, ATM network and bankcard fees declined.

Mortgage and other loan income was up $1.9 million or 92.2% due to higher origination volume and gains realized upon the sale of new mortgage production. Cash management fees increased 11.2% over the comparable period in 2001 due to higher account balances. Brokerage and investment fees increased 9.7% in the first quarter of 2002 compared to 2001. Other income increased 51.9% in the first quarter of 2002 compared to the same period last year due to higher revenue from check orders, title insurance fees and other sources. The first quarter of 2001 includes $2.2 million in gains on the sale of securitized portfolio mortgages and other investment securities.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three months ended March 31, 2002 and 2001 are summarized in the table below.
--------------------------------------------------------------------------------

NONINTEREST EXPENSE

                                                         Change in 2002
                                   Three Months Ended   -----------------
                                        March 31,
(in thousands)                       2002      2001     Amount    Percent
--------------------------------------------------------------------------------
Salaries and employee benefits     $32,200   $31,518   $   682       2.2 %
Equipment                            4,858     4,954       (96)     (1.9)
Occupancy                            4,615     4,927      (312)     (6.3)
Data processing services             3,125     3,175       (50)     (1.6)
Professional services                2,835     2,382       453      19.0
Bankcard fees                        2,082     2,288      (206)     (9.0)
Advertising and public relations     1,831     1,561       270      17.3
Postage and delivery                 1,758     1,963      (205)    (10.4)
Telephone                            1,376     1,575      (199)    (12.6)
Stationery and supplies              1,078     1,191      (113)     (9.5)
Intangible asset amortization          725     2,530    (1,805)    (71.3)
Other, net                           4,708     4,647        61       1.3
                                   -------   -------   -------
  Total noninterest expense        $61,191   $62,711   $(1,520)     (2.4)
                                   =======   =======   =======
--------------------------------------------------------------------------------

Noninterest expense for the first quarter of 2002 decreased $1,520,000, or 2.4% from the first quarter 2001. Intangible asset amortization declined $1,805,000, or 71.3% from the same quarter of the prior year primarily due to the adoption of a new accounting statement (Financial Accounting Statement No. 142) that eliminated goodwill amortization as an operating expense. In addition to goodwill amortization, operating expenses for equipment, occupancy, data processing, postage and delivery, telephone, bankcard fees and stationery and supplies declined due to operating efficiencies. Professional service expenses increased 19.0% in the first quarter 2002 over the comparable period last year due to higher loan collection and recruiting costs as well as cost associated with revenue enhancement strategies. Advertising and public relations expense increased 17.3% over the same period a year ago due to the introduction of a new marketing campaign in February 2002 to promote Citizens deposit services and loan products.


INCOME TAXES
Income tax expense was $9.1 million in the first quarter of 2002, a decrease of 6.0% over the same period last year. Lower pre-tax earnings and a recent change in tax law resulted in a $342,000 nonrecurring tax benefit for the three months ended March 31, 2002, as compared to the same period in the prior year.


FINANCIAL CONDITION
Citizens had total assets of $7.482 billion as of March 31, 2002, a decrease of $197 million, or 2.6% from $7.679 billion as of December 31, 2001. Total assets declined due to balance sheet restructuring efforts and reduced loan demand from a soft economy. Citizens continues to sell current mortgage loan production into the secondary market during this low interest rate environment to reduce interest rate risk. Average earning assets comprised 94.1% of average total assets during the first three months of 2002 compared with 94.2% in the first three months of 2001.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 18.9% of average earning assets during the first quarter of 2002, compared with 18.7% for the same period of 2001. Average investment security balances in the first quarter of 2002 were down $171 million over the same period in 2001. Average money market investments were up $62.6 million from first quarter 2001 levels.

MORTGAGE LOANS HELD FOR SALE
Average mortgage loans held for sale comprised 2.1% of average earning assets at March 31, 2002 compared with 1.0% at March 31, 2001. The increase reflects Citizens' strategy to sell current mortgage loan production in the secondary market in the low interest rate environment. Mortgages held for sale are accounted for on the lower of cost or market basis.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at March 31, 2002 were down $159.3 million, or 2.8%, from year-end 2001. For the quarter, the decline in total loans was primarily due to decreased loan demand and the sale of mortgage loan production. Average loans declined by $648 million, or 10.3%, for the first quarter of 2002 as compared with the same period in 2001. Average real estate mortgage loans declined $411 million from the first quarter of 2001 due to the securitization and sale of $247 million of mortgage loans in 2001 and the on going sale of new mortgage loan production. Commercial and consumer loans decreased from first quarter 2001 due to weakened loan demand and the sale of $30 million of credit card assets in the second quarter of 2001.

At March 31, 2002 and 2001, $232.7 million and $345.6 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans totaled $1.4 million at March 31, 2002 and $2.5 million at March 31, 2001.

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

Certain of the Corporation's nonperforming loans included in the following table are considered to be impaired. The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment losses are included in the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan analysis.


The following table provides a summary analysis of impaired loans as of March 31, 2002 and 2001.

------------------------------------------------------------------------------

IMPAIRED LOAN ANALYSIS

                                           Balance Outstanding    Valuation Reserve
                                           -------------------    -----------------
                                                March 31,             March 31,
(in thousands)                                2002      2001       2002         2001
-------------------------------------------------------------------------------------
Impaired loans with valuation reserve      $ 49,103   $ 45,022   $(14,390)   $(10,575)
Impaired loans with no valuation reserve     15,187     21,932        ---         ---
                                           --------   --------   --------    --------
     Total impaired loans                  $ 64,290   $ 66,954   $(14,390)   $(10,575)
                                           ========   ========   ========    ========

Impaired loans on nonaccrual basis         $ 46,898   $ 38,851   $(10,975)   $ (4,914)
Impaired loans on accrual basis              17,392     28,103     (3,415)     (5,661)
                                           --------   --------   --------    --------
     Total impaired loans                  $ 64,290   $ 66,954   $(14,390)   $(10,575)
                                           ========   ========   ========    ========
-------------------------------------------------------------------------------------


The average recorded investment in impaired loans was $63.7 million for the quarter ended March 31, 2002 and $57.6 million for the same quarter last year. For the quarter ended March 31, 2002, Citizens recognized interest income of $0.3 million on impaired loans with cash collected on nonaccrual impaired loans totaling $0.4 million all of which was applied to principal. For the same quarter last year, Citizens recognized interest income of approximately $0.4 million on impaired loans with cash collected on nonaccrual impaired loans of $0.4 million all of which was applied to principal.

The table below provides a summary of nonperforming assets as of March 31, 2002, December 31, 2001 and March 31, 2001. Total nonperforming assets amounted to $80.1 million as of March 31, 2002 compared with $79.2 million as of December 31, 2001 and $73.5 million as of March 31, 2001. Approximately $14.8 million, or 21% of nonperforming loans are residential mortgage loans. The historical loss in the residential mortgage loan portfolio has been very low. Employment levels and other economic conditions in the Citizens' local markets; however, can impact the level and composition of nonperforming assets. In a deteriorating or weak economy, higher levels of nonperforming assets, charge-offs and provisions for loan losses could result which may adversely impact the Corporation's results.

------------------------------------------------------------------------------

NONPERFORMING ASSETS

                                                              MARCH 31,      December 31,     March 31,
(in thousands)                                                  2002             2001           2001
-------------------------------------------------------------------------------------------------------
Nonperforming Loans
Nonaccrual
  Less than 30 days past due                                   $ 3,859         $ 6,528         $ 8,335
  From 30 to 89 days past due                                    5,134           5,218           8,268
  90 or more days past due                                      59,005          57,047          50,655
                                                               -------         -------         -------
    Total                                                       67,998          68,793          67,258
  90 days past due and still accruing                            3,176           4,168             872
  Restructured                                                     336             337             954
                                                               -------         -------         -------
     Total nonperforming loans                                  71,510          73,298          69,084
Other Repossessed Assets Acquired (ORAA)                         8,600           5,947           4,440
                                                               -------         -------         -------
     Total nonperforming assets                                $80,110         $79,245         $73,524
                                                               =======         =======         =======

Nonperforming assets as a percent of loans plus ORAA              1.43 %          1.37 %          1.20 %
Nonperforming assets as a percent of total assets                 1.07            1.03            0.90
Allowance for loan loss as a percent of nonperforming loans     112.47          109.55          116.48
Allowance for loan loss as a percent of nonperforming assets    100.39          101.33          109.45
-------------------------------------------------------------------------------------------------------

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of March 31, 2002, such credits amounted to $68.3 million or 1.2% of total loans, compared with $78.9 million or 1.3% at December 31, 2001 and $72.6 million or 1.2% of total loans as of March 31, 2001. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

DEPOSITS
Total deposits decreased $104 million to $5.861 billion at March 31, 2002 from $5.965 billion at year-end 2001. Average deposits declined $231 million, or 3.8% in the first quarter of 2002 over the same period in 2001. The decline in deposits from year-end and first quarter of 2001 occurred primarily in the large denomination time deposits as Citizens was less aggressive in pricing such deposits due to decreased funding requirements. The Corporation gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At March 31, 2002 Citizens had approximately $212 million in brokered deposits as an alternative source of funding, up from $171 million at year-end 2001. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Management continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased $568.4 million to $232.0 million during the first three months of 2002 from $800.4 million during the same period of 2001. The decrease primarily reflects reduced reliance on short-term borrowings as a funding source due to the balance sheet restructuring. Long-term debt accounted for $628.4 million or 10.6% of average interest-bearing funds for the first three months of 2002, compared with $538.6 million or 8.2% of average interest-bearing funds for the same period in 2001. At March 31, 2002, $629.7 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $321.3 million maturing at different intervals over the next five years. These borrowings are utilized to fund the Corporation's loan growth. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks as earning asset growth opportunities are expected to continue to outpace traditional deposit growth.

CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At March 31, 2002, shareholders' equity was $700.0 million compared with $697.5 million at December 31, 2001 and $702.3 million as of March 31, 2001. Book value per common share at March 31, 2002, December 31, 2001 and March 31, 2001 was $15.55, $15.46 and $15.13, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of March 31, 2002, December 31, 2001 and March 31, 2001 are presented below.

-----------------------------------------------------------------------------------------------

CAPITAL RATIOS             Regulatory
                           Minimum For
                            "Well              MARCH 31,       December 31,        March 31,
                          Capitalized"           2002              2001              2001
-----------------------------------------------------------------------------------------------
Risk based capital:
Tier I                        6.0 %               10.2 %            9.9 %             9.5 %
Total capital                10.0                 11.4             11.1              10.8
Tier I leverage               5.0                  8.1              7.8               7.3

-----------------------------------------------------------------------------------------------


In October 2001, Citizens approved a plan to repurchase up to 3,000,000 shares of Citizens common stock for general purposes. At March 31, 2002, 413,800 shares of common stock had been repurchased under this plan at an average price of $32.29.

Citizens declared cash dividends of $0.275 per share in the first quarter of 2002, an increase of 5.8% over the $0.26 declared during the same period of 2001.


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

Citizens experienced no liquidity or operational problems as a result of its liquidity levels. Management believes that the key to operating at lower levels of balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At March 31, 2002, Citizens had sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. The Corporation's static interest rate sensitivity ("GAP") as of March 31, 2002 and 2001 is illustrated in the following table.

---------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY
                                                                                TOTAL
                                          1-90        91-180       181-365      WITHIN          1-5         Over
(dollars in millions)                     Days         Days          Days       1 YEAR         Years      5 Years        Total
---------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2002
RATE SENSITIVE ASSETS (1)
  Loans (2)                            $   2,502.4   $   262.6   $     477.5   $   3,242.5   $   2,061.0 $     419.1  $   5,722.6
  Investment securities                      101.4        34.5          56.3         192.2         630.4       523.9      1,346.5
  Short-term investments                      32.9         ---           ---          32.9           ---         ---         32.9
                                       -----------   ---------   -----------   -----------   ----------- -----------  -----------
    Total                              $   2,636.7   $   297.1   $     533.8   $   3,467.6   $   2,691.4 $     943.0  $   7,102.0
                                       ===========   =========   ===========   ===========   =========== ===========  ===========

RATE SENSITIVE LIABILITIES
  Deposits (3)                         $     873.2   $   626.5   $   1,158.2   $   2,657.9   $   2,072.0 $     320.1  $   5,050.0
  Other interest bearing liabilities         326.3        25.0           0.1         351.4         171.1       308.4        830.9
                                       -----------   ---------   -----------   -----------   ----------- -----------  -----------
     Total                             $   1,199.5   $   651.5   $   1,158.3   $   3,009.3   $   2,243.1 $     628.5  $   5,880.9
                                       ===========   =========   ===========   ===========   =========== ===========  ===========

Period GAP (4)                         $   1,437.2   $  (354.4)  $    (624.5)  $     458.3   $     448.3 $     314.5  $   1,221.1
Cumulative GAP                             1,437.2     1,082.8         458.3                       906.6     1,221.1
Cumulative GAP to Total Assets               19.21%      14.47%         6.13%         6.13%        12.12%      16.32%       16.32%
Multiple of Rate Sensitive Assets
to Liabilities                                2.20        0.46          0.46          1.15          1.20        1.50         1.21
---------------------------------------------------------------------------------------------------------------------------------



MARCH 31, 2001
RATE SENSITIVE ASSETS (1)
   Loans (2)                           $   2,197.6   $   325.4   $     602.0   $   3,125.0   $   2,438.6 $     618.9  $   6,182.5
   Investment securities                     113.1        32.7          63.3         209.1         587.1       669.9      1,466.1
   Short-term investments                    105.5         ---           ---         105.5         ---         ---          105.5
                                       -----------   ---------   -----------   -----------   ----------- -----------  -----------
      Total                            $   2,416.2   $   358.1   $     665.3   $   3,439.6   $   3,025.7 $   1,288.8  $   7,754.1
                                       ===========   =========   ===========   ===========   =========== ===========  ===========

RATE SENSITIVE LIABILITIES
Deposits (3)                           $   1,214.4   $   856.2   $   1,195.6   $   3,266.2   $   1,698.6 $     276.2  $   5,241.0
Other interest bearing liabilities           924.8       115.0         205.3       1,245.1          36.3         4.6      1,286.0
                                       -----------   ---------   -----------   -----------   ----------- -----------  -----------
      Total                            $   2,139.2   $   971.2   $   1,400.9   $   4,511.3   $   1,734.9 $     280.8  $   6,527.0
                                       ===========   =========   ===========   ===========   =========== ===========  ===========

Period GAP (4)                         $     277.0   $  (613.1)  $    (735.6)  $  (1,071.7)  $   1,290.8 $   1,008.0  $   1,227.1
Cumulative GAP                               277.0      (336.1)     (1,071.7)                      219.1     1,227.1
Cumulative GAP to Total Assets                3.38%      (4.10)%      (13.07)%      (13.07)%        2.67%      14.97%       14.97%
Multiple of Rate Sensitive Assets
to Liabilities                                1.13        0.37          0.47          0.76          1.74        4.59         1.19
---------------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes loans held for sale.
(3) Includes interest bearing savings and demand deposits of $762 million and $744 million in 2002 and 2001, respectively, in the less than one year category, and $1.694 billion and $1.414 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(4) GAP is the excess of rate sensitive assets (liabilities).

As shown, Citizens' interest rate risk position at March 31, 2002 is asset sensitive in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $458.3 million. Citizens' interest rate risk position at March 31, 2001 was liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $1071.7 million. Application of GAP theory would suggest that in an asset sensitive position Citizens' net interest income could rise if interest rates rise; i.e., liabilities are likely to reprice slower than assets, resulting in an increase in net income in a rising rate environment. Conversely, net income should decrease in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of Citizens' 2001 Annual Report on Form 10-K, is here incorporated by reference.

Citizens faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. Citizens manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 2002, the results of these measurement techniques were within Citizens' policy guidelines. Citizens does not believe that there has been a material change in its primary market risk exposure (i.e., the categories of market risk to which Citizens is exposed and the particular markets that present the primary risk of loss to the Citizens). As of the date of this Quarterly Report on Form 10-Q, Citizens does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which Citizens manages its primary market risk exposure, as described in the sections of its 2001 Annual Report on Form 10-K incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Quarterly Report on Form 10-Q, Citizens does not expect to change those methods in the near term. However, Citizens may change those methods in the future to adapt to changes in circumstances or to implement new techniques. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Proxies were solicited pursuant to regulation 14 under the Securities exchange act of 1934 to be voted at the annual meeting of shareholders of the Corporation held April 16, 2002. There was no solicitation in opposition to management's nominees for directors as set forth in the Corporation's Proxy Statement dated March 13, 2002 and all such nominees were elected.

     The results were as follows with respect to each director nominee:

                                                   Votes Against/         Shares Not Voted
         Director                Votes For           Withheld               Or Abstentions
         --------                ---------           --------               --------------
    Edward P. Abbott            37,284,605            548,684                 6,223,338
    Jonathan E. Burroughs II    37,253,477            579,812                 6,223,338
    Lawrence O. Erickson        37,283,274            550,015                 6,223,338
    Robert J. Vitito            34,729,450          3,103,839                 6,223,338

    Total shares eligible to vote:  45,056,627
    Broker non-votes included in non-voted shares above:  none

(b) The results were as follows with respect to the approval of Citizens Banking Corporation Stock Compensation Plan:

     Votes For: 21,529,567    Votes Against/Withheld: 5,159,455    Shares Not Voted or Abstentions: 553,661


ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     None
(b)  Reports on Form 8-K
     No report on Form 8-K was filed during the three-month period ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITIZENS BANKING CORPORATION


Date    May 15, 2002                  By    /s/ John W. Ennest
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