Form 10-Q
period 2002-06-30
CITIZENS BANKING CORP
filed 2002-08-14
CIK 351077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended     June 30, 2002
                     -----------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------------

Commission file Number         0-10535
                       ---------------------


                          CITIZENS BANKING CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        MICHIGAN                                          38-2378932
-------------------------------                    ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


328 S. Saginaw St., Flint, Michigan                        48502
----------------------------------------           ----------------------
(Address of principal executive offices)                (Zip Code)


                                 (810) 766-7500
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                         X  Yes       No
                                                        ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                Outstanding at August 09, 2002
--------------------------                   ------------------------------
Common Stock, No Par Value                          44,625,979 Shares

================================================================================

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements                                     3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            11

  Item 3. - Quantitative and Qualitative Disclosures about Market Risk          25

PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders                  25

  Item 6 - Exhibits and Reports on Form 8-K                                     25

SIGNATURE                                                                       26

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------
                                                                      JUNE 30,    December 31,
(in thousands)                                                          2002         2001
----------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)     (Note 1)

ASSETS
  Cash and due from banks                                           $  180,139     $  224,416
  Money market investments:
    Federal funds sold                                                     --             891
    Interest-bearing deposits with banks                                 3,952          3,455
    Term federal funds sold                                             15,000            --
                                                                    ----------     ----------
      Total money market investments                                    18,952          4,346
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                        931,944        739,792
    State and municipal securities                                     451,879        443,956
    Other securities                                                   110,682        113,948
                                                                    ----------     ----------
      Total investment securities                                    1,494,505      1,297,696
  Mortgage loans held for sale                                          79,662        150,443
  Loans:
    Commercial                                                       3,254,365      3,246,380
    Real estate construction                                           202,185        216,041
    Real estate mortgage                                               605,249        821,090
    Consumer                                                         1,505,104      1,488,452
                                                                    ----------     ----------
      Total loans                                                    5,566,903      5,771,963
    Less: Allowance for loan losses                                    (80,447)       (80,299)
                                                                                   ----------
      Net loans                                                      5,486,456      5,691,664
  Premises and equipment                                               125,160        128,805
  Goodwill                                                              54,785         54,785
  Other intangible assets                                               24,583         26,191
  Other assets                                                          82,786        100,529
                                                                    -----------    ----------
TOTAL ASSETS                                                        $7,547,028     $7,678,875
                                                                    ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                             $  872,734     $  903,900
    Interest-bearing                                                 4,993,204      5,061,226
                                                                    ----------     ----------
      Total deposits                                                 5,865,938      5,965,126
  Federal funds purchased and securities sold
   under agreements to repurchase                                      176,705        233,077
  Other short-term borrowings                                           81,538         81,353
  Other liabilities                                                     78,615         72,756
  Long-term debt                                                       629,548        629,099
                                                                    ----------     ----------
      Total liabilities                                              6,832,344      6,981,411
  Shareholders' Equity:
    Preferred stock - No par value                                          --             --
    Common stock - No par value                                        135,729        155,720
    Retained earnings                                                  545,410        521,191
    Accumulated other comprehensive income                              33,545         20,553
                                                                    ----------     ----------
      Total shareholders' equity                                       714,684        697,464
                                                                    ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $7,547,028     $7,678,875
                                                                    ==========     ==========

----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended        Six Months Ended
                                                                                       June 30,                June 30,
                                                                                ---------------------    ---------------------
(in thousands, except per share amounts)                                          2002         2001        2002         2001
------------------------------------------------------------------------------------------------------------------------------


INTEREST INCOME
  Interest and fees on loans                                                    $ 96,825     $126,657    $196,988     $260,477
  Interest and dividends on investment securities:
    Taxable                                                                       14,602       14,534      26,971       31,604
    Nontaxable                                                                     5,335        5,408      10,719       10,739
  Money market investments                                                           231          661         590          998
                                                                                --------     --------    --------     --------
      Total interest income                                                      116,993      147,260     235,268      303,818
                                                                                --------     --------    --------     --------
INTEREST EXPENSE
  Deposits                                                                        32,865       54,782      67,435      115,661
  Short-term borrowings                                                              904        8,014       1,869       20,060
  Long-term debt                                                                   7,815        8,039      15,596       16,052
                                                                                --------     --------    --------     --------
      Total interest expense                                                      41,584       70,835      84,900      151,773
                                                                                --------     --------    --------     --------
NET INTEREST INCOME                                                               75,409       76,425     150,368      152,045
Provision for loan losses                                                          9,400        6,362      14,650       10,411
                                                                                --------     --------    --------     --------
      Net interest income after provision for loan losses                         66,009       70,063     135,718      141,634
                                                                                --------     --------    --------     --------
NONINTEREST INCOME
  Service charges on deposit accounts                                              6,515        7,181      13,147       13,884
  Trust fees                                                                       5,030        5,269       9,888       10,764
  Mortgage and other loan income                                                   2,872        4,461       6,897        6,555
  Bankcard fees                                                                    1,929        3,204       4,687        6,110
  Brokerage and investment fees                                                    2,633        2,035       4,683        3,903
  Investment securities gains                                                        (59)         245         (57)         351
  Gain on sale of merchant business                                                5,400           --       5,400           --
  Gain on securitized mortgages                                                    2,436        3,259       2,436        5,372
  Gain on sale of credit card assets                                               ---          2,623          --        2,623
  Other                                                                            3,859        3,814       8,260        7,190
                                                                                --------     --------    --------     --------
      Total noninterest income                                                    30,615       32,091      55,341       56,752
                                                                                --------     --------    --------     --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                  31,844       31,526      64,044       63,044
  Equipment                                                                        4,956        5,077       9,814       10,031
  Occupancy                                                                        4,584        4,453       9,199        9,380
  Data processing services                                                         3,250        3,288       6,375        6,463
  Professional services                                                            3,354        3,030       6,189        5,412
  Bankcard expenses                                                                1,571        2,556       3,653        4,844
  Advertising and public relations                                                 1,856        1,632       3,687        3,193
  Postage and delivery                                                             1,757        1,924       3,515        3,887
  Intangible asset amortization                                                      724        2,531       1,449        5,060
  Other                                                                            7,625        7,599      14,787       15,013
                                                                                --------     --------    --------     --------
      Total noninterest expense                                                   61,521       63,616     122,712      126,327
                                                                                --------     --------    --------     --------
INCOME BEFORE INCOME TAXES                                                        35,103       38,538      68,347       72,059
Income taxes                                                                       9,764       11,390      18,905       21,106
                                                                                --------     --------    --------     --------
NET INCOME                                                                      $ 25,339     $ 27,148    $ 49,442     $ 50,953
                                                                                ========     ========    ========     ========
NET INCOME PER SHARE:
  Basic                                                                         $   0.57     $   0.59    $   1.10     $   1.10
  Diluted                                                                           0.56         0.58        1.09         1.09
CASH DIVIDENDS DECLARED PER SHARE                                                   0.29         0.28        0.56         0.54
AVERAGE SHARES OUTSTANDING:
  Basic                                                                           44,789       46,388      44,925       46,431
  Diluted                                                                         45,282       46,789      45,462       46,866

------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                                     Other
                                                                         Common       Retained    Comprehensive
(in thousands except per share amounts)                                   Stock       Earnings       Income          Total
----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                                                  $194,293     $492,776      $ 19,607        $706,676
  Net income                                                                            27,962                        27,962
  Net unrealized gain on securities available-for-sale,
   net of tax effect                                                                                  18,282          18,282
                                                                                                                    --------
      Total comprehensive income                                                                                     46,244
  Exercise of stock options, net of shares purchased                        4,401                                     4,401
  Shares acquired for retirement                                          (23,406)                                   (23,406)
  Cash dividends - $0.275 per share                                                    (12,725)                      (12,725)
                                                                         --------     --------      --------        --------
BALANCE - SEPTEMBER 30, 2001                                             $175,288     $508,013      $ 37,889        $721,190
  Net income                                                                            25,742                        25,742
  Net unrealized loss on securities available-for-sale,
   net of tax effect                                                                                 (15,609)
  Minimum pension liability                                                                           (1,727)        (17,336)
                                                                                                    --------        --------
      Total comprehensive income                                                                                       8,406
  Exercise of stock options, net of shares purchased                        4,675                                      4,675
  Shares acquired for retirement                                          (24,243)                                   (24,243)
  Cash dividends - $0.275 per share                                                    (12,564)                      (12,564)
                                                                         --------     --------      --------        --------
BALANCE - DECEMBER 31, 2001                                              $155,720     $521,191      $ 20,553        $697,464
  Net income                                                                            24,103                        24,103
  Net unrealized loss on securities available-for-sale,
   net of tax effect                                                                                  (4,491)         (4,491)
                                                                                                                    --------
      Total comprehensive income                                                                                      19,612
  Exercise of stock options, net of
   shares purchased                                                         2,625                                      2,625
  Shares acquired for retirement                                           (7,322)                                    (7,322)
  Cash dividends - $0.275 per share                                                    (12,405)                      (12,405)
                                                                         --------     --------      --------        --------
BALANCE - MARCH 31, 2002                                                 $151,023     $532,889      $ 16,062        $699,974
  Net income                                                                            25,339                        25,339
  Net unrealized gain on securities available-for-sale,
   net of tax effect                                                                                  17,483          17,483
                                                                                                                    --------
      Total comprehensive income                                                                                      42,822
  Exercise of stock options, net of shares purchased                        3,756                                      3,756
  Shares acquired for retirement                                          (19,198)                                   (19,198)
  Net change in deferred compensation, net of tax effect                      148                                        148
  Cash dividends - $0.285 per share                                                    (12,818)                      (12,818)
                                                                         --------     --------      --------        --------
BALANCE - JUNE 30, 2002                                                  $135,729     $545,410      $ 33,545        $714,684
                                                                         ========     ========      ========        ========

-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                ------------------------
(in thousands)                                                                    2002            2001
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                                    $  49,442      $  50,953
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                      14,650         10,411
    Depreciation                                                                    8,167          8,203
    Amortization of intangibles                                                     1,449          5,060
    Net amortization on investment securities                                         315           (591)
    Investment securities gains                                                    (2,379)        (5,723)
    Loans originated for sale                                                    (393,253)      (325,628)
    Proceeds from loan sales                                                      467,398        227,402
    Net gain from loan sales                                                       (3,364)        (4,047)
    Accrued merger related and other charges                                           --         (2,088)
    Other                                                                          16,766         23,085
                                                                                ---------      ---------
      Net cash provided (used) by operating activities                            159,191        (12,963)

INVESTING ACTIVITIES:
  Net increase in money market investments                                        (14,606)       (51,261)
  Securities available-for-sale:
    Proceeds from sales                                                            65,989        283,106
    Proceeds from maturities                                                      117,749        220,711
    Purchases                                                                    (358,496)      (362,271)
    Net decrease in loans                                                         190,558        406,140
    Net increase in premises and equipment                                         (4,522)        (2,643)
                                                                                ---------      ---------
      Net cash provided by investing activities                                    (3,328)       493,782

FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings deposits                           20,963       (107,652)
  Net decrease in time deposits                                                  (120,151)      (214,459)
  Net decrease in short-term borrowings                                           (56,187)      (344,920)
  Proceeds from issuance of long-term debt                                         26,000        150,000
  Principal reductions in long-term debt                                          (25,551)          (114)
  Cash dividends paid                                                             (25,223)       (24,869)
  Net change in deferred compensation, net of tax effect                              148             --
  Proceeds from stock options exercised                                             6,381          3,586
  Shares acquired for retirement                                                  (26,520)       (10,842)
                                                                                ---------      ---------
      Net cash used by financing activities                                      (200,140)      (549,270)
                                                                                ---------      ---------
Net decrease in cash and due from banks                                           (44,277)       (68,451)
Cash and due from banks at beginning of period                                    224,416        318,115
                                                                                ---------      ---------
Cash and due from banks at end of period                                        $ 180,139      $ 249,664
                                                                                =========      =========

--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)


NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2001 Annual Report on Form 10-K.


NOTE 2. LINES OF BUSINESS INFORMATION
Citizens is managed along the following business lines: Business Banking, Consumer Banking, Wealth Management, and Other. Selected lines of business segment information for the three and six month periods ended June 30, 2002 are provided below. Prior to January 1, 2002 Citizens managed five lines of business; Commercial Banking, Retail Banking, Financial Services, F&M and Other. Beginning in 2002 the F&M line of business was combined into the remaining four lines of business. In the second quarter of 2002 three of the business lines:
Commercial Banking, Retail Banking and Financial services were renamed to Business Banking, Consumer Banking and Wealth Management, respectively. The components of the renamed business lines remained the same. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

-----------------------------------------------------------------------------------------------------------------
                                                    Business     Consumer      Wealth
(in thousands)                                       Banking      Banking     Management     Other         Total
-----------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30,
2002
Net interest income (taxable equivalent)             $35,174       $38,687       $   22      $5,139       $79,022
Provision for loan losses                              7,345         2,732           --        (677)        9,400
                                                     -------       -------       ------      ------       -------
  Net interest income after provision                 27,829        35,955           22       5,816        69,622
Noninterest income                                     4,374        17,957        6,359       1,925        30,615
Noninterest expense                                   17,935        37,004        4,511       2,071        61,521
                                                     -------       -------       ------      ------       -------
  Income (loss) before income taxes                   14,268        16,908        1,870       5,670        38,716
Income tax expense (taxable equivalent)                4,995         5,909          654       1,819        13,377
                                                     -------       -------       ------      ------       -------
  Net income (loss)                                  $ 9,273       $10,999       $1,216      $3,851       $25,339
                                                     =======       =======       ======      ======       =======
Average Assets (in millions)                         $ 3,398       $ 2,682       $    4      $1,449       $ 7,533
=================================================================================================================
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30,
2001
Net interest income (taxable equivalent)             $35,132       $43,147       $  393      $1,463       $80,135
Provision for loan losses                              4,286         1,942           --         134         6,362
                                                     -------       -------       ------      ------       -------
  Net interest income after provision                 30,846        41,205          393       1,329        73,773
Noninterest income                                     4,014        16,992        6,684       4,401        32,091
Noninterest expense                                   16,957        36,812        4,792       5,055        63,616
                                                     -------       -------       ------      ------       -------
  Income (loss) before income taxes                   17,903        21,385        2,285         675        42,248
Income tax expense (taxable equivalent)                6,267         7,484          800         549        15,100
                                                     -------       -------       ------      ------       -------
  Net income (loss)                                  $11,636       $13,901       $1,485      $  126       $27,148
                                                     =======       =======       ======      ======       =======
Average Assets (in millions)                         $ 3,535       $ 3,442       $    5      $  996       $ 7,977
=================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                     Business     Consumer     Wealth
(in thousands)                                       Banking      Banking      Management    Other         Total
------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30,  2002
Net interest income (taxable equivalent)             $69,679      $77,617      $   239      $10,086       $157,621
Provision for loan losses                             10,436        5,475           --       (1,261)        14,650
                                                     -------      -------      -------      -------       --------
  Net interest income after provision                 59,243       72,142          239       11,347        142,971
Noninterest income                                     8,727       31,617       12,259        2,738         55,341
Noninterest expense                                   34,507       71,605        8,655        7,945        122,712
                                                     -------      -------      -------      -------       --------
  Income (loss) before income taxes                   33,463       32,154        3,843        6,140         75,600
Income tax expense (taxable equivalent)               11,714       11,245        1,345        1,854         26,158
                                                     -------      -------      -------      -------       --------
  Net income (loss)                                  $21,749      $20,909      $ 2,498      $ 4,286       $ 49,442
                                                     =======      =======      =======      =======       ========
Average Assets (in millions)                         $ 3,398      $ 2,755      $     5      $ 1,391         $7,549
==================================================================================================================

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2001
Net interest income (taxable equivalent)             $70,180      $87,679      $   728      $   882       $159,469
Provision for loan losses                              6,079        4,663           --         (331)        10,411
                                                     -------      -------      -------      -------       --------
  Net interest income after provision                 64,101       83,016          728        1,213        149,058
Noninterest income                                     7,975       29,352       13,006        6,419         56,752
Noninterest expense                                   33,610       72,613        8,929       11,175        126,327
                                                     -------      -------      -------      -------       --------
  Income (loss) before income taxes                   38,466       39,755        4,805       (3,543)        79,483
Income tax expense (taxable equivalent)               13,466       13,914        1,682         (532)        28,530
                                                     -------      -------      -------      -------       --------
Net income (loss)                                    $25,000      $25,841      $ 3,123      $(3,011)      $ 50,953
                                                     =======      =======      =======      =======       ========
Average Assets (in millions)                         $ 3,539      $ 3,406      $     4      $ 1,170       $  8,120
==================================================================================================================

NOTE 3. EARNINGS PER SHARE
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

--------------------------------------------------------------------------------------------------------
                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
 (in thousands, except per share amounts)                     2002         2001        2002         2001
--------------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income
 available to common shareholders                          $25,339       $27,148    $49,442      $50,953
                                                           =======       =======    =======      =======
DENOMINATOR:
Basic earnings per share -- weighted average
 shares                                                     44,789        46,388     44,925       46,431

Effect of dilutive securities -- potential conversion
 of employee stock options                                     493           401        537          435
                                                           -------       -------    -------      -------
Diluted earnings per share -- adjusted weighted-average
 shares and assumed conversions                             45,282        46,789     45,462       46,866
                                                           =======       =======    =======      =======
BASIC EARNINGS PER SHARE                                    $ 0.57       $  0.59    $  1.10      $  1.10
                                                           =======       =======    =======      =======
DILUTED EARNINGS PER SHARE                                  $ 0.56       $  0.58    $  1.09      $  1.09
                                                           =======       =======    =======      =======
--------------------------------------------------------------------------------------------------------


During the second quarter of 2002, employees exercised stock options to acquire 180,943 shares at an average exercise price of $20.76 per share.

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

------------------------------------------------------------------------------------------------------------------
                                                For the Year Ended      Three Months Ended       Six Months Ended
                                                 December 31, 2001        June 30, 2001            June 30, 2001
                                              ---------------------     -------------------      -----------------
                                                Net       Earnings      Net      Earnings        Net     Earnings
(in thousands, except per share amounts)       Income     Per Share     Income   Per Share       Income  Per Share
------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share
 computation:
  Net income/diluted EPS as                   $104,657        $2.25    $27,148       $0.58      $50,953     $1.09
   reported
  Add back: Goodwill amortization,
   net of tax effect                             5,545         0.12      1,399        0.03        2,775      0.06
                                              --------        -----    -------       -----      -------     -----
   Adjusted net income/diluted EPS            $110,202        $2.37    $28,547       $0.61      $53,728     $1.15
                                              ========        =====    =======       =====      =======     =====
------------------------------------------------------------------------------------------------------------------


SFAS No. 142 also requires that goodwill be tested for impairment at least annually. As of June 30, 2002 Citizens has completed it's transitional impairment testing and no impairment under SFAS No. 142 was identified.

Goodwill at June 30, 2002 was allocated to Citizens' lines of business as follows:

                                        JUNE 30,
(in thousands)                            2002
------------------------------------------------
Business Banking                         $23,982
Consumer Banking                          29,002
Wealth Management                          1,801
Other                                         --
                                         -------
Total Goodwill                           $54,785
                                         =======
================================================


No changes in the carrying amount of goodwill have been recorded during the six months ended June 30, 2002.

Citizens' other intangible assets as of June 30, 2002 and 2001 are shown in the table below.

-----------------------------------------------------------------------
                                                JUNE 30,       June 30,
(in thousands)                                    2002           2001
-----------------------------------------------------------------------
Core deposit intangibles                         $28,989       $28,989
Accumulated amortization                           7,710         4,811
                                                 -------       -------
Net core deposit intangibles                      21,279        24,178
Minimum pension liability                          3,304            --
                                                 -------       -------
 Total other intangibles                         $24,583       $24,178
                                                 =======       =======
======================================================================

The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million. As part of adopting SFAS No. 142 Citizens has had no material reclassifications or adjustments to the useful lives of finite-lived (core deposit) intangible assets.

NOTE 5.  ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, for the three and six month periods are presented below.

----------------------------------------------------------------------------------------------------
                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
(in thousands)                                             2002       2001          2002       2001
----------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on investment
 securities available for sale:
  Balance at beginning of period                         $16,062    $25,313       $20,553    $11,738
  Net change in unrealized gains (losses), net of tax     17,483     (5,706)       12,992      7,869
                                                         -------    -------       -------    -------
Accumulated other comprehensive income, net of tax       $33,545    $19,607       $33,545    $19,607
                                                         =======    =======       =======    =======
====================================================================================================


NOTE 6.  RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION                               FOR QUARTER ENDED
CITIZENS BANKING CORPORATION AND SUBSIDIARIES               ------------------------------------------------------------------------
                                                             JUNE 30,      MARCH 31,     DECEMBER 31,   SEPTEMBER 30,      JUNE 30,
                                                               2002          2002            2001           2001             2001
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest Income                                           $116,993       $118,275       $129,335       $140,406          $147,260
  Net interest income                                         75,409         74,959         77,676         78,260            76,425
  Provision for loan losses                                    9,400          5,250          7,496          8,500             6,362
  Investment securities gains                                  2,377              2            423             49             3,504
  Other noninterest income                                    28,238         24,724         25,599         34,658            28,587
  Noninterest expense                                         61,521         61,191         60,586         64,270            63,616
  Income taxes                                                 9,764          9,141          9,874         12,235            11,390
  Net income                                                  25,339         24,103         25,742         27,962            27,148
  Cash dividends                                              12,818         12,405         12,564         12,725            12,771
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income                                          $   0.57       $   0.53       $   0.57       $   0.60          $   0.59
  Diluted net income                                            0.56           0.53           0.56           0.60              0.58
  Cash dividends                                               0.285          0.275          0.275          0.275             0.275
  Market value (end of period)                                 28.98          32.47          32.88          32.08             29.25
  Book value (end of period)                                   16.02          15.55          15.46          15.77             15.27
------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                    $ 7,547        $  7,482       $ 7,679        $  7,715          $  7,924
  Loans                                                       5,567           5,613         5,772           5,866             6,008
  Deposits                                                    5,866           5,861         5,965           5,890             5,922
  Shareholders' equity                                          715             700           697             721               707
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                    $ 7,533        $  7,565       $ 7,701        $  7,809          $  7,977
  Loans                                                       5,536           5,623         5,786           5,918             6,068
  Deposits                                                    5,900           5,924         5,930           5,944             6,007
  Shareholders' equity                                          702             701           708             713               700
------------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                     1.35%           1.29%         1.33%           1.42%             1.37%
  Return on average shareholders' equity                      14.48           13.94         14.42           15.56             15.56
  Net interest margin (FTE)                                    4.45            4.45          4.48            4.44              4.26
  Efficiency ratio                                            60.40           59.22         55.37           59.15             58.26
  Net loans charged off to average loans                       0.68            0.37          0.57            0.57              0.36
  Average equity to average assets                             9.32            9.27          9.19            9.13              8.78
  Allowance for loan losses as a percent of loans              1.45            1.43          1.39            1.39              1.35
  Nonperforming assets to loans plus ORAA (end of period)      1.57            1.43          1.37            1.35              1.42
  Nonperforming assets to total assets (end of period)         1.16            1.07          1.03            1.02              1.08
  Leverage ratio                                               8.09            8.08          7.79            7.84              7.71
  Tier 1 capital ratio                                        10.18           10.17          9.87           10.06              9.91
  Total capital ratio                                         11.43           11.42         11.12           11.31             11.16
====================================================================================================================================

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three and six months ended June 30, 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 2001 Annual Report on Form 10-K. A quarterly summary of selected financial data for the five-quarter period ended June 30, 2002 is presented in the table on page 11 of this report.


EARNINGS SUMMARY
Citizens earned net income of $25,339,000 for the three months ended June 30, 2002, or $0.56 per share, compared with net income of $27,148,000, or $0.58 per share, for the same quarter of 2001. Returns on average assets and average equity for the quarter were 1.35% and 14.48%, respectively, compared with 1.37% and 15.56%, respectively, in 2001. For the first six months of 2002, net income was $49,442,000 or $1.09 per share, compared to $50,953,000 or $1.09 per share for the same period in 2001. Return on average assets and average equity during the first six months of 2002 were 1.32% and 14.22%, respectively, compared with 1.27% and 14.81%, respectively, in 2001.

Net income for the three and six months ended June 30, 2002 declined from the comparable periods in 2001 due to higher provisions for loan losses and decreased net interest income and noninterest income, which were partially offset by lower noninterest expenses and income taxes. The decline in net interest income resulted from a lower level of earning assets partially offset by an improvement in the net interest margin due to lower funding costs. Noninterest income decreased in the three and six month periods ended June 30, 2002 over the comparable periods in 2001 primarily due to lower bankcard fees as a result of the second quarter 2002 sale of the merchant services business and the second quarter 2001 sale of the credit card portfolio. Noninterest expenses decreased for both the three and six month periods as a result of lower intangible asset amortization due to adoption of SFAS No. 142 and lower bankcard expenses as a result of the previously mentioned sales of the merchant services business and the credit card portfolio.


LINES OF BUSINESS REPORTING
Citizens has four major business segments: Business Banking, Consumer Banking, Wealth Management and Other. For more information about each line of business, see Note 18 to Citizens' 2001 Annual Report on Form 10-K and Note 2 of this Quarterly Report on Form 10-Q. A summary of net income by each business line is presented below.

----------------------------------------------------------------------------------------------------
                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
(in thousands)                                              2002       2001          2002       2001
----------------------------------------------------------------------------------------------------
Business Banking                                         $ 9,273    $11,636       $21,749    $25,000
Consumer Banking                                          10,999     13,901        20,909     25,841
Wealth Management                                          1,216      1,485         2,498      3,123
Other                                                      3,851        126         4,286     (3,011)
                                                         -------    -------       -------    -------
 Net income                                              $25,339    $27,148       $49,442    $50,953
                                                         =======    =======       =======    =======
====================================================================================================


Business Banking net income declined in the three and six months ended June 30, 2002 compared to the same periods in the prior year due primarily to higher loan loss provisions and, to a lessor extent, increased operating expenses. Higher loan loss provisions were attributable to increased charge-offs and nonperforming loans in the commercial portfolio. Net interest income remained relatively flat in both periods as average loan balances declined slightly while the net interest spread improved. Noninterest income increased in both the three and six month periods due in large part to higher deposit service charges.

The decrease in Consumer Banking net income for the three and six month periods ended June 30, 2002 versus the comparable periods of the prior year was primarily due to lower net interest income and higher provisions for loan losses. The decrease in net interest income was due to a decline in average loan balances and narrower margin on deposits. Loan balances declined due to the sale of new mortgage loan production, the current and prior year securitization of portfolio mortgage loans, the June 2001 sale of the Michigan credit card portfolio and a decline in indirect loans. Higher loan loss provisions were attributable to increased charge-offs in the direct and indirect loan portfolios.

Wealth Management net income declined in both the three and six month periods due in part to lower trust fees. Trust fees decreased due to a lower level of assets under administration resulting primarily from weak equity markets.

The increase in net income in the Other category is the result of higher net interest income and reduced operating expenses. Higher net interest income is the result of the lower interest rate environment and the balance sheet restructuring initiatives begun in 2001. Reduced operating expenses are primarily due to the elimination of goodwill amortization which totaled $1.8 million and $3.6 million for the three and six month periods ended June 30, 2001, respectively. See Note 4 for additional information.


NET INTEREST INCOME
Tax equivalent net interest income decreased to $79.0 million in the second quarter of 2002 from $80.1 million in the comparable period in 2001. For the six months ended June 30, 2002 tax equivalent net interest income decreased 1.2% to $157.6 million from $159.5 million for the same period in 2001. A lower level of earning assets partially offset by an improved net interest margin, led to the decline. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table below. Detailed analyses of net interest income, with average balances and related interest rates for the three and six months ended June 30, 2002 and 2001 are presented on pages 14 and 15.

----------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                    2002 Compared with 2001
                                --------------------------------------------------------------------
                                   Three Months Ended June 30,          Six Months Ended June 30,
                                ---------------------------------   --------------------------------
                                             Increase(Decrease)                 (Increase(Decrease)
                                              Due to Change in                    Due to Change in
                                  Net       ---------------------     Net      ---------------------
(in thousands)                  Change(1)    Rate(2)    Volume(2)   Change(1)   Rate(2)    Volume(2)
----------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Money market investments       $   (430)   $  (383)    $   (47)   $  (408)   $   (868)   $    460
  Investment securities:
    Taxable                            68     (1,740)      1,808     (4,633)     (3,597)     (1,036)
    Tax-exempt                        (73)      (123)         50        (20)       (222)        202
  Mortgage loans held for sale       (367)      (321)        (46)     1,288        (335)      1,623
  Loans:
    Commercial                    (17,424)   (14,881)     (2,543)   (37,676)    (32,306)     (5,370)
    Real estate                    (6,836)      (841)     (5,995)   (15,706)     (2,349)    (13,357)
    Consumer                       (5,205)    (3,629)     (1,576)   (11,395)     (7,716)     (3,679)
                                 --------    -------     -------   --------    --------    --------
     Total                        (30,267)   (21,918)     (8,349)   (68,550)    (47,393)    (21,157)
                                 --------    -------     -------   --------    --------    --------
INTEREST EXPENSE
  Deposits:
    Demand                          1,226       (666)      1,892      3,133        (666)      3,799
    Savings                        (5,533)    (4,452)     (1,081)   (13,925)    (11,092)     (2,833)
    Time                          (17,610)   (12,746)     (4,864)   (37,434)    (26,304)    (11,130)
  Short-term borrowings            (7,110)    (3,618)     (3,492)   (18,191)     (9,223)     (8,968)
  Long-term debt                     (224)    (1,073)        849       (456)     (2,525)      2,069
                                 --------    -------     -------   --------    --------    --------
     Total                        (29,251)   (22,555)     (6,696)   (66,873)    (49,810)    (17,063)
                                 --------    -------     -------   --------    --------    --------
NET INTEREST INCOME              $ (1,016)   $   637     $(1,653)  $ (1,677)   $  2,417    $ (4,094)
                                 ========    =======     =======   ========    ========    ========
====================================================================================================

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) The change in interest due to both rate and volume are allocated between the factors in proportion to the relationship of the absolute amount of the change in each.

For the three and six month periods ended June 30, 2002, net unfavorable volume and net favorable rate related variances in net interest income resulted in decreases in net interest income of $1,016,000 and $1,677,000, respectively, as compared to the same periods in 2001. Yields on earning assets for the three and six month periods ended June 30, 2002 declined to 6.80% and 6.86%, respectively, from 8.04% and 8.18%, for the same periods in the prior year. The cost of interest-bearing liabilities for the three and six month periods ended June 30, 2002 decreased to 2.83% and 2.90%, respectively, from 4.50% and 4.74%, for the same periods in 2001. Lower yields on earning assets were more than offset by decreased rates on interest-bearing liabilities. Lower loan volumes were partially offset by decreased levels of deposits and short-term borrowings. Decreased funding costs resulted from a decline in borrowed funds, a shift in deposit accounts from higher cost savings and time deposits to lower cost demand deposits, and the lower interest rate environment.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.45% for both the second quarter and first six months of 2002, an increase of 19 and 27 basis points, respectively, over the same periods in 2001. The improvement in net interest margin is a result of lower funding costs due to the current interest rate environment and the balance sheet restructuring efforts initiated in 2001. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in "Interest Rate Risk".

-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                   2002                                   2001
                                                    ------------------------------------  -----------------------------------------
Three Months Ended June 30                           AVERAGE                   AVERAGE      Average                     Average
(in thousands)                                       BALANCE     INTEREST(1)   RATE(2)      Balance      Interest(1)    Rate(2)
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                              $   24,255    $    103      1.68%     $   28,699      $    346       4.78%
    Other                                               30,365         128      1.69          30,384           315       4.15
  Investment securities(3):
    Taxable                                          1,001,223      14,602      5.83         884,114        14,534       6.58
    Tax-exempt                                         418,178       5,335      7.85         414,254         5,408       8.03

  Mortgage loans held for sale                          99,097       1,864      7.52         101,237         2,231       8.81

  Loans:
    Commercial                                       3,348,395      52,572      6.39       3,491,726        69,996       8.13
    Real estate                                        702,178      12,701      7.23       1,031,758        19,537       7.56
    Direct consumer                                    830,479      16,243      7.84         851,823        19,833       9.34
    Indirect consumer                                  654,580      13,445      8.24         691,980        15,060       8.73
                                                    ----------    --------                ----------      --------
      Total earning assets(3)                        7,108,750     116,993      6.80       7,525,975       147,260       8.04

NONEARNING ASSETS
  Cash and due from banks                              172,645                               191,927
  Bank premises and equipment                          126,531                               133,003
  Investment security fair value adjustment             41,128                                30,615
  Other nonearning assets                              163,771                               176,190
  Allowance for loan losses                            (80,246)                              (81,070)
                                                    ----------                            ----------
      Total assets                                  $7,532,579                            $7,976,640
                                                    ==========                            ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  1,115,440       4,520      1.63         668,939         3,294       1.98
    Savings deposits                                 1,350,890       3,953      1.17       1,497,909         9,486       2.54
    Time deposits                                    2,581,794      24,392      3.79       2,968,206        42,002       5.68
  Short-term borrowings                                213,653         904      1.69         614,617         8,014       5.21
  Long-term debt                                       629,671       7,815      4.98         566,075         8,039       5.70
                                                    ----------    --------                ----------      --------
      Total interest-bearing liabilities             5,891,448      41,584      2.83       6,315,746        70,835       4.50
                                                                  --------                                --------

NONINTEREST-BEARING LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Demand deposits                                      851,867                               871,553
  Other liabilities                                     87,341                                89,463
  Shareholders' equity                                 701,923                               699,878
                                                    ----------                            ----------
      Total liabilities and shareholders' equity    $7,532,579                            $7,976,640
                                                    ==========                            ==========

NET INTEREST INCOME                                               $ 75,409                                $ 76,425
                                                                  ========                                ========
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                              4.45%                                    4.26%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,613,000 and $3,710,000 for the three months ended June 30, 2002 and 2001, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                     2002                                    2001
                                                     -------------------------------------    -------------------------------------
Six Months Ended June 30                                AVERAGE                  AVERAGE        Average                   Average
(in thousands)                                          BALANCE    INTEREST(1)    RATE(2)       Balance     Interest(1)   Rate(2)
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                               $   46,080    $    387        1.67%      $   25,568    $    632        4.91%
    Other                                                24,183         203        1.70           15,827         366        4.67
  Investment securities(3):
    Taxable                                             922,378      26,971        5.85          954,525      31,604        6.62
    Tax-exempt                                          418,899      10,719        7.87          411,083      10,739        8.04

  Mortgage loans held for sale                          123,007       4,576        7.44           80,060       3,288        8.21

  Loans:
    Commercial                                        3,344,717     105,861        6.47        3,491,399     143,537        8.39
    Real estate                                         754,483      26,972        7.15        1,124,711      42,678        7.58
    Direct consumer                                     823,849      32,628        7.99          853,292      40,524        9.57
    Indirect consumer                                   655,852      26,951        8.29          699,073      30,450        8.78
                                                     ----------    --------                   ----------    --------
      Total earning assets(3)                         7,113,448     235,268        6.86        7,655,538     303,818        8.18

NONEARNING ASSETS
  Cash and due from banks                               179,963                                  199,782
  Bank premises and equipment                           127,651                                  134,266
  Investment security fair value adjustment              40,072                                   30,245
  Other nonearning assets                               168,008                                  180,613
  Allowance for loan losses                             (80,588)                                 (80,960)
                                                     ----------                               ----------
      Total assets                                   $7,548,554                               $8,119,484
                                                     ==========                               ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                   1,092,268       8,659        1.60          620,400       5,526        1.80
    Savings deposits                                  1,359,772       7,963        1.18        1,542,476      21,888        2.86
    Time deposits                                     2,606,745      50,813        3.93        3,037,908      88,247        5.86
  Short-term borrowings                                 222,798       1,869        1.69          707,000      20,060        5.73
  Long-term debt                                        629,039      15,596        5.00          552,397      16,052        5.86
                                                        -------    --------                   ----------    --------
      Total interest-bearing liabilities              5,910,622      84,900        2.90        6,460,181     151,773        4.74
                                                                   --------                                 --------

NONINTEREST-BEARING LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Demand deposits                                       852,980                                  879,553
  Other liabilities                                      83,687                                   85,580
  Shareholders' equity                                  701,265                                  694,170
                                                     ----------                               ----------
      Total liabilities and shareholders' equity     $7,548,554                               $8,119,484
                                                     ==========                               ==========

NET INTEREST INCOME                                                $150,368                                 $152,045
                                                                   ========                                 ========
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                 4.45%                                    4.18%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $7,253,000 and $7,424,000 for the six months ended June 30, 2002 and 2001, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $9,400,000 in the second quarter of 2002, an increase of $3,038,000 over the same period in 2001. Net charge-offs were 0.68% of average loans in the second quarter of 2002, up from 0.36% in the same period a year ago. The increase in charge-offs occurred primarily in the commercial loan portfolio. A summary of loan loss experience during the three and six months ended June 30, 2002 and 2001 is provided below.

-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                          June 30,
(in thousands)                                                2002              2001           2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period          $   80,425        $   80,470      $   80,299       $   80,070
  Charge-offs                                               (10,963)           (7,407)        (17,695)         (12,722)
  Recoveries                                                  1,585             1,926           3,193            3,592
                                                         ----------        ----------      ----------       ----------
Net charge-offs                                              (9,378)           (5,481)        (14,502)          (9,130)
Provision for loan losses                                     9,400             6,362          14,650           10,411
                                                         ----------        ----------      ----------       ----------
Allowance for loan losses - end of period                $   80,447        $   81,351      $   80,447       $   81,351
                                                         ==========        ==========      ==========       ==========

Loans outstanding at period end(1)                       $5,566,903        $6,008,009      $5,566,903       $6,008,009
Average loans outstanding during period(1)                5,535,632         6,067,286       5,578,901        6,168,475

Allowance for loan losses as a percentage of
 loans outstanding at period end                               1.45%             1.35            1.45%            1.35%
Ratio of net charge-offs during period to average
 loans outstanding (annualized)                                0.68              0.36            0.52             0.29
Loan loss coverage (allowance as a multiple of
 net charge-offs, annualized)                                   2.1x              3.7             2.8x             4.5x
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loans outstanding and average loans outstanding excludes loans held for sale.

Citizens maintains an allowance for credit losses to absorb losses inherent in the loan portfolios. The allowance is based on a regular, quarterly assessment of the probable losses inherent in the loan portfolios. The allowance is increased by the provision charged to income and reduced by the amount charged-off, net of recoveries. Citizens' methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, allowance by formula and an unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that a loss has been or will be incurred. The specific credit allocations are based on a regular analysis of all commercial and commercial mortgage loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The allowance amount is determined by analyzing the financial condition, collateral value and other qualitative factors as well as by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

The formula allowance is calculated by applying loss factors to outstanding loans (excluding specifically identified credits) based on loan type, accrual status and internal risk grade of such loans and pools of loans. Minimum loss factors for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are determined based on historical (generally three-year) averages adjusted quarterly for recent loss experience in the specific portfolios. In addition, adjustments are made to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the valuation date, are not reflected in the loss factors.

The unallocated portion of the allowance is determined based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the specific and formula allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance include general economic and business conditions in Citizens' key lending markets, the level and composition of nonperforming loans, underwriting standards within specific portfolio segments, specific industry conditions within portfolio segments, collateral values, loan volumes and concentrations, regulatory examination results, internal credit examination results and other factors. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in Citizens' specific allowances or in the historical loss factors used to determine the formula allowances. The unallocated allowance was $6.1 million and $18.1 million as of June 30, 2002 and December 31, 2001, respectively.

Citizens maintains formal policies and procedures to monitor and control credit risk. Citizens' loan portfolio has no significant concentrations in any one industry nor any exposure to foreign loans. Citizens has generally not extended credit to finance highly leveraged transactions nor does it intend to do so in the future.

Based on present information, management believes the allowance for loan losses is adequate to meet known risks in the loan portfolio. Employment levels and other economic conditions in Citizens' local markets may have a significant impact on the level of credit losses. Management has identified and devotes appropriate attention to credits that may not be performing as well as expected. Nonperforming loans are further discussed in the section entitled "Nonperforming Assets."


NONINTEREST INCOME
A summary of significant sources of noninterest income during the first three and six months of 2002 and 2001 follows:

----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
                                                                                                             Percent
                                                                                                          Change in 2002
                                                  Three Months Ended         Six Months Ended         ----------------------
                                                       June 30,                  June 30,             Three           Six
(in thousands)                                    2002          2001         2002          2001       Months          Months
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts             $ 6,515       $ 7,181      $13,147       $13,884       (9.3)%         (5.3)%
Trust fees                                        5,030         5,269        9,888        10,764       (4.5)          (8.1)
Mortgage and other loan income                    2,872         4,461        6,897         6,555      (35.6)           5.2
Brokerage and investment fees                     2,633         2,035        4,683         3,903       29.4           20.0
Bankcard fees                                     1,929         3,204        4,687         6,110      (39.8)         (23.3)
ATM network user fees                               932           880        1,684         1,681        5.9            0.2
Cash management services                            660           697        1,376         1,341       (5.3)           2.6
Other, net                                        2,267         2,237        5,200         4,168        1.3           24.8
                                                -------       -------      -------       -------
   Noninterest income before gains on sales      22,838        25,964       47,562        48,406      (12.0)          (1.7)
Investment securities gains                         (59)          245          (57)          351         (1)            (1)
Gain on sale of merchant business                 5,400           ---        5,400           ---         (1)            (1)
Gain on sale of securitized mortgages             2,436         3,259        2,436         5,372         (1)            (1)
Gain on sale of credit card assets                  ---         2,623          ---         2,623         (1)            (1)
                                                -------       -------      -------       -------
   Total noninterest income                     $30,615       $32,091      $55,341       $56,752       (4.6)          (2.5)
                                                =======       =======      =======       =======
----------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful

Noninterest income for the second quarter of 2002, before gains on sales, decreased $3,126,000, or 12.0% over the same period of 2001. Bankcard fees were down $1,275,000 or 39.8% due to the sale of the merchant services business in the second quarter of 2002 and sale of the credit card portfolio during 2001. Mortgage and other loan income declined $1,589,000 or 35.6% from the second quarter a year ago due to narrower gains on sales of new loan production and related servicing rights. Service charges on deposit accounts decreased $606,000 or 9.3% in the second quarter from the same period in 2001 due to a decline in overdraft fees. Trust fees were down $239,000 or 4.5% reflecting the lower value of managed assets primarily due to weak equity markets. Brokerage and investment fees increased $598,000 or 29.4% over the same period of 2001 due to higher retail sales of fixed annuities. Also during the second quarter of 2002, Citizens realized gains of $2.4 million on the sale of securitized mortgages and $5.4 million on the sale of the merchant services business. During the second quarter of the prior year Citizens recognized gains of $3.3 million on the sale of securitized mortgages and $2.6 million on the sale of the credit card portfolio.

For the six months ended June 30, 2002, noninterest income, before gains on sales, decreased $844,000 or 1.7% from the same period a year ago. The decline was largely due to a decrease in bankcard fees of $1,423,000 or 23.3% resulting from the aforementioned sales of the merchant services business in the second quarter of 2002 and the credit card portfolio in the second quarter of the prior year. In addition, trust fees declined $876,000 or 8.1% due primarily to weak equity markets, and deposit service charges decreased $737,000 or 5.3% due to lower overdraft fees. Brokerage and investment fees increased $780,000 or 20% primarily from annuity sales and other income increased $1,032,000 or 24.8% due to higher revenue from check orders, title insurance fees and other sources.


NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and six months ended June 30, 2002 and 2001 are summarized in the table below.

-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
                                                                                                          Change in 2002
                                              Three Months Ended             Six Months Ended          ----------------------
                                                   June 30,                       June 30,               Three        Six
(in thousands)                                2002          2001             2002           2001         Months      Months
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits              $31,844       $31,526         $ 64,044       $ 63,044          1.0%        1.6%
Equipment                                     4,956         5,077            9,814         10,031         (2.4)       (2.2)
Occupancy                                     4,584         4,453            9,199          9,380          2.9        (1.9)
Data processing services                      3,250         3,288            6,375          6,463         (1.2)       (1.4)
Professional services                         3,354         3,030            6,189          5,412         10.7        14.4
Bankcard expenses                             1,571         2,556            3,653          4,844        (38.5)      (24.6)
Advertising and public relations              1,856         1,632            3,687          3,193         13.7        15.5
Postage and delivery                          1,757         1,924            3,515          3,887         (8.7)       (9.6)
Telephone                                     1,459         1,440            2,835          3,015          1.3        (6.0)
Stationery and supplies                       1,036         1,060            2,114          2,251         (2.3)       (6.1)
Intangible asset amortization                   724         2,531            1,449          5,060        (71.4)      (71.4)
Other, net                                    5,130         5,099            9,838          9,747          0.6         0.9
                                            -------       -------         --------       --------
  Total noninterest expense                 $61,521       $63,616         $122,712       $126,327         (3.3)       (2.9)
                                            =======       =======         ========       ========
-----------------------------------------------------------------------------------------------------------------------------------

For the quarter noninterest expense decreased $2,095,000, or 3.3% from the second quarter 2001. Intangible asset amortization declined $1,807,000, or 71.4% from the same quarter of the prior year primarily due to the adoption of SFAS No. 142 that eliminated goodwill amortization as an operating expense. Bankcard expenses declined by $985,000 or 38.5% as a result of the sale of the credit card portfolio during the second quarter of 2001 and the second quarter 2002 sale of the merchant services business. In addition, operating expenses for data processing, postage and delivery, and stationery and supplies declined due to improved pricing from new or renegotiated contracts. Professional service expenses increased 10.7% in the second quarter 2002 over the comparable period last year due to higher loan collection and consulting costs. Citizens has engaged banking industry consultants to help analyze the profitability and mix of its consumer, business banking and wealth management businesses. As a result of this review which will continue throughout 2002, Citizens anticipates future improvement in customer service levels, lower operating expenses, increased revenue generation capacity, improved credit quality and enhanced risk management techniques. However, in the near term this review will result in higher operating expenses as actions are taken to implement these improvements. Advertising and public relations expense increased 13.7% over the same period a year ago due to the introduction of a new marketing campaign in February 2002 to promote Citizens deposit services and loan products. For the six months ended June 30, 2002, noninterest expenses decreased 2.9% from the same period of the prior year due primarily to the same factors.


INCOME TAXES
Income tax expense was $9.8 million in the second quarter of 2002, a decrease of 14.3% over the same period last year. For the six months ended June 30, 2002, income tax expense was $18.9 million, a decrease of 10.4% over the same period in 2001. Lower pre-tax earnings and the change in goodwill amortization accounted for the decrease for the three month period ended June 30, 2002, as compared to the same period in the prior year. The same factors and a recent tax law change resulting in a $342,000 nonrecurring tax benefit accounted for the decrease for the six month period ended June 30, 2002 as compared to the prior year.


FINANCIAL CONDITION
Citizens had total assets of $7.547 billion as of June 30, 2002, a decrease of $132 million, or 1.7% from $7.679 billion as of December 31, 2001. Total assets declined due to balance sheet restructuring efforts begun in 2001 and reduced loan demand from a soft economy. Citizens continues to sell current mortgage loan production into the secondary market during this low interest rate environment to reduce interest rate risk. Average earning assets comprised 94.2% of average total assets during the first six months of 2002 compared with 94.3% in the first six months of 2001.


INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 19.8% of average earning assets during the first half of 2002, compared with 18.4% for the same period of 2001. YTD average investment security balances in the first six months of 2002 were down $24.3 million over the same period in 2001. YTD average money market investments were up $28.9 million from 2001 levels. Citizens held higher levels of money market investments during the first half of 2002 in anticipation of purchasing bank owned life insurance. Citizens completed a $78 million purchase of bank owned life insurance in the third quarter of 2002.


MORTGAGE LOANS HELD FOR SALE
Average mortgage loans held for sale during the first six months of 2002 comprised 1.7% of average earning assets compared with 1.1% at June 30, 2001. This increase primarily reflects a higher percentage of loans available for sale during the first six months of 2002. As part of Citizens' balance sheet restructuring initiatives begun in the first quarter of 2001, Citizens is selling most of its new residential mortgage loan production into the secondary market. Mortgages held for sale are accounted for on the lower of cost or market basis.


LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at June 30, 2002 were down $205 million, or 3.6%, from year-end 2001. The decline in total loans is attributable to a $230 million decrease in the mortgage loan portfolio. Mortgage loans declined due to the ongoing sale of new mortgage loan production, continued pay-down of the existing portfolio loans and the securitization of $63 million of portfolio loans in the second quarter. Commercial loan balances at June 30, 2002 remained flat with year end 2001 due to weak demand, while consumer loans increased modestly. Average loans declined by $532 million, or 8.8%, for the second quarter of 2002 as compared with the same period in 2001. Average real estate mortgage loans declined $330 million from the second quarter of 2001 due to the on going sale of new mortgage loan production and the securitization of a portion of the portfolio loans. Commercial and consumer loans decreased from second quarter 2001 due to weakened loan demand and the sale of $30 million of credit card assets in the second quarter of 2001.

At June 30, 2002 and 2001, $215.4 million and $320.9 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans totaled $1.1 million at June 30, 2002 and $2.3 million at June 30, 2001.


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

Certain of Citizens' nonperforming loans included in the following table are considered to be impaired. Citizens measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment losses are included in the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan analysis.

The following table provides a summary analysis of impaired loans as of June 30, 2002 and 2001.

------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOAN ANALYSIS
                                                            Balance Outstanding                   Valuation Reserve
                                                          ------------------------           ----------------------------
                                                                  June 30,                             June 30,
(in thousands)                                             2002              2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation reserve                     $71,098          $ 83,381          $(17,531)          $(26,393)
Impaired loans with no valuation reserve                   27,709            27,043                --                 --
                                                          -------          --------          --------           --------
     Total impaired loans                                 $98,807          $110,424          $(17,531)          $(26,393)
                                                          =======          ========          ========           ========
Impaired loans on nonaccrual basis                        $56,655          $ 54,177          $(10,331)          $(11,725)
Impaired loans on accrual basis                            42,152            56,247            (7,200)           (14,668)
                                                          -------          --------          --------           --------
     Total impaired loans                                 $98,807          $110,424          $(17,531)          $(26,393)
                                                          =======          ========          ========           ========
------------------------------------------------------------------------------------------------------------------------------

The average recorded investment in impaired loans was $81.4 million for the quarter ended June 30, 2002 and $81.3 million for the same quarter last year. For the quarter ended June 30, 2002, Citizens recognized interest income of $0.5 million on impaired loans with cash collected on nonaccrual impaired loans totaling $0.9 million, all of which was applied to principal. For the same quarter last year, Citizens recognized interest income of approximately $0.8 million on impaired loans with cash collected on nonaccrual impaired loans of $1.1 million, all of which was applied to principal.

The table below provides a summary of nonperforming assets as of June 30, 2002, December 31, 2001 and June 30, 2001. Total nonperforming assets amounted to $87.8 million as of June 30, 2002 compared with $79.2 million as of December 31, 2001 and $85.5 million as of June 30, 2001. Employment levels and other economic conditions in the Citizens' local markets, however, can impact the level and composition of nonperforming assets. Due to the current economic outlook and higher levels of nonperforming loans and charge-offs, management recently began a process to reevaluate all watch listed commercial credits over $100,000 and other selected commercial credits over $250,000 for proper credit rating and identification of loss exposure. This review is anticipated to be completed by September 30, 2002. As a result of this review and the weak economy, net charge-offs are expected to continue at higher than historical levels throughout the remainder of 2002, which may also result in a higher loan loss provision in the same period.

--------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                          JUNE 30,       December 31,       June 30,
(in thousands)                                                              2002             2001             2001
--------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                            $ 4,975          $ 6,528          $10,661
    From 30 to 89 days past due                                             6,430            5,218            7,292
    90 or more days past due                                               66,219           57,047           57,114
                                                                          -------          -------          -------
     Total                                                                 77,624           68,793           75,067
90 days past due and still accruing                                         1,207            4,168            4,460
Restructured                                                                  336              337              625
                                                                          -------          -------          -------
     Total nonperforming loans                                             79,167           73,298           80,152
Other Repossessed Assets Acquired (ORAA)                                    8,621            5,947            5,315
                                                                          -------          -------          -------
     Total nonperforming assets                                           $87,788          $79,245          $85,467
                                                                          =======          =======          =======

Nonperforming assets as a percent of loans plus ORAA                         1.57%            1.37%            1.42%
Nonperforming assets as a percent of total assets                            1.16             1.03             1.08
Allowance for loan loss as a percent of nonperforming loans                101.62           109.55           101.50
Allowance for loan loss as a percent of nonperforming assets                91.64           101.33            95.18
--------------------------------------------------------------------------------------------------------------------------

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. As of June 30, 2002, such credits amounted to $81.2 million or 1.5% of total loans, compared with $78.9 million or 1.3% at December 31, 2001 and $79.0 million or 1.3% of total loans as of June 30, 2001. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

Also subsequent to June 30, 2002, Citizens identified additional exposure on a $16.0 million commercial credit, which was performing as of the end of the quarter and a $20.5 million unfunded letter of credit, which if funded may result in a loss. The current estimated charge-off on these credits is between $7 million and $17 million. As of June 30, 2002, $3.4 million of loan loss reserve was specifically allocated to these credits.


DEPOSITS
Total deposits decreased $99 million to $5.866 billion at June 30, 2002 from $5.965 billion at year-end 2001. Average deposits declined $168.6 million, or 2.8% in the first six months of 2002 over the same period in 2001. The decline in deposits from year-end and the first six months of 2001 occurred primarily in large denomination time deposits as Citizens was less aggressive in pricing such deposits due to decreased funding requirements. Citizens gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At June 30, 2002 Citizens had approximately $165 million in brokered deposits as an alternative source of funding, down from $171 million at year-end 2001. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased $484.2 million to $222.8 million during the first six months of 2002 from $707.0 million during the same period of 2001. The decrease primarily reflects reduced reliance on short-term borrowings as a funding source due to lower earning asset levels. Long-term debt accounted for $629.0 million or 10.6% of average interest-bearing funds for the first six months of 2002, compared with $552.4 million or 8.6% of average interest-bearing funds for the same period in 2001. At June 30, 2002, $629.3 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $321.0 million maturing at different intervals over the next five years and the remaining maturing over the next 15 years. These borrowings are utilized to fund Citizens' loan portfolio. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks.


CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports its current needs and provides a sound foundation to support further expansion. At June 30, 2002, shareholders' equity was $714.7 million compared with $697.5 million at December 31, 2001 and $706.7 million as of June 30, 2001. Book value per common share at June 30, 2002, December 31, 2001 and June 30, 2001 was $16.02, $15.46 and $15.27, respectively.

Citizens has consistently maintained regulatory capital ratios at or above the "well-capitalized" standards and all bank subsidiaries of Citizens have sufficient capital to maintain a well-capitalized designation. Citizens' capital ratios as of June 30, 2002, December 31, 2001 and June 30, 2001 are presented below.

-------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                                    Regulatory
                                                    Minimum
                                                   For "Well            JUNE 30,            December 31,          June 30,
                                                  Capitalized"            2002                 2001                 2001
-------------------------------------------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                                              6.0%                10.2%                 9.9%                 9.9%
  Total capital                                      10.0                 11.4                 11.1                 11.2
Tier I leverage                                       5.0                  8.1                  7.8                  7.7
-------------------------------------------------------------------------------------------------------------------------------

In October 2001, Citizens' board of directors approved a plan to repurchase up to 3,000,000 shares of Citizens common stock for general purposes. At June 30, 2002, 998,400 shares of common stock had been repurchased under this plan at an average price of $32.61.

Citizens declared cash dividends of $0.285 per share in the second quarter of 2002, an increase of 3.6% over the $0.275 declared during the same period of 2001.

LIQUIDITY AND DEBT CAPACITY
The liquidity position of Citizens is monitored to ensure that funds are available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Citizens' subsidiary banks derive liquidity primarily through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, Citizens' subsidiary banks have access to market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members. Another source of liquidity is the ability of the parent company to borrow funds on both a short-term and long-term basis. The parent company has established borrowing facilities with a group of unaffiliated banks and has used portions of this revolving credit agreement for various corporate purposes. As of June 30, 2002, the parent company had $75 million available in the credit agreement of which $30 million was outstanding. The interest rate on the $30 million outstanding at June 30, 2002 reprices daily and is based on the Federal funds rate.

Management believes that the key to successful balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At June 30, 2002, Citizens had sufficient liquidity to meet presently known short and long term cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. Citizens' static interest rate sensitivity ("GAP") as of June 30, 2002 and 2001 is illustrated in the following table.

-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                   TOTAL
                                           1-90        91-180       181-365        WITHIN         1-5         Over
(dollars in millions)                      Days         Days          Days         1 YEAR        Years       5 Years       Total
-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002
RATE SENSITIVE ASSETS(1)
  Loans(2)                               $2,666.5     $  259.8      $  466.7      $3,393.0      $1,924.7     $  328.9     $5,646.6
  Investment securities                     129.5         28.5          52.6         210.6         657.7        626.2      1,494.5
  Short-term investments                     19.0           --            --          19.0            --           --         19.0
                                         --------     --------      --------      --------      --------     --------     --------
     Total                               $2,815.0     $  288.3      $  519.3      $3,622.6      $2,582.4     $  955.1     $7,160.1
                                         ========     ========      ========      ========      ========     ========     ========
RATE SENSITIVE LIABILITIES
  Deposits(3)                            $  807.5     $  673.7      $1,080.4      $2,561.6      $2,113.6     $  318.0     $4,993.2
  Other interest bearing liabilities        408.3          0.1          25.1         433.5         146.0        308.3        887.8
                                         --------     --------      --------      --------      --------     --------     --------
     Total                               $1,215.8     $  673.8      $1,105.5      $2,995.1      $2,259.6     $  626.3     $5,881.0
                                         ========     ========      ========      ========      ========     ========     ========
Period GAP(4)                            $1,599.2     $ (385.5)     $ (586.2)     $  627.5      $  322.8     $  328.8     $1,279.1
Cumulative GAP                            1,599.2      1,213.7         627.5                       950.3      1,279.1
Cumulative GAP to Total Assets              21.19%       16.08%         8.31%         8.31%        12.59%       16.95%       16.95%
Multiple of Rate Sensitive Assets
 to Liabilities                              2.32         0.43          0.47          1.21          1.14         1.52         1.22

-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
RATE SENSITIVE ASSETS(1)
  Loans(2)                               $2,339.0     $  353.6      $  561.7      $3,254.3      $2,350.5     $  505.5     $6,110.3
  Investment securities                      59.5         25.5          52.0         137.0         507.7        616.3      1,261.0
  Short-term investments                     78.8           --            --          78.8            --           --         78.8
                                         --------     --------      --------      --------      --------     --------     --------
     Total                               $2,477.3     $  379.1      $  613.7      $3,470.1      $2,858.2     $1,121.8     $7,450.1
                                         ========     ========      ========      ========      ========     ========     ========
RATE SENSITIVE LIABILITIES
  Deposits(3)                            $1,188.8     $  757.2      $1,114.3      $3,060.3      $1,562.2     $  411.5     $5,034.0
  Other interest bearing liabilities        959.1         85.2         120.4       1,164.7          36.0          8.6      1,209.3
                                         --------     --------      --------      --------      --------     --------     --------
     Total                               $2,147.9     $  842.4      $1,234.7      $4,225.0      $1,598.2     $  420.1     $6,243.3
                                         ========     ========      ========      ========      ========     ========     ========

Period GAP(4)                            $  329.4     $ (463.3)     $ (621.0)     $ (754.9)     $1,260.0     $  701.7     $1,206.8
Cumulative GAP                              329.4       (133.9)       (754.9)                      505.1      1,206.8
Cumulative GAP to Total Assets               4.16%       (1.69)%       (9.53)%       (9.53)%        6.37%       15.23%       15.23%
Multiple of Rate Sensitive Assets
 to Liabilities                              1.15         0.45          0.50          0.82          1.79         2.67         1.19
-----------------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)  Includes loans held for sale.

(3) Includes interest bearing savings and demand deposits of $764 million and $691 million in 2002 and 2001, respectively, in the less than one year category, and $1.694 billion and $1.480 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)  GAP is the excess of rate sensitive assets (liabilities).

As shown, Citizens' interest rate risk position at June 30, 2002 is asset sensitive in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $627.5 million. Citizens' interest rate risk position at June 30, 2001 was liability sensitive in the less than one year time frame with rate sensitive liabilities exceeding rate sensitive assets by $754.9 million. Application of GAP theory would suggest that in an asset sensitive position Citizens' net interest income could rise if interest rates rise; i.e., liabilities are likely to reprice slower than assets, resulting in an increase in net income in a rising rate environment. Conversely, net income should decrease in a falling rate environment in an asset sensitive position. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables.

Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences.


FORWARD-LOOKING STATEMENTS
The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements represent Citizens' outlook only as of the date of this report. While Citizens believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on Citizens' current expectations, which are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by Citizens with the Securities and Exchange Commission, including 8-K, 10-Q and 10-K, and include, among others, unanticipated changes in the competitive environment, relationships with third party vendors, clients, the effect of terrorist attacks and potential attacks and certain other factors discussed in this report.

Other factors not currently anticipated by management may also be materially and adversely affect Citizens results of operations. Citizens does not undertake, and expressly disclaim any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of Citizens' 2001 Annual Report on Form 10-K.


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Citizens held its Annual Meeting of Shareholders on April 16, 2002 at which the shareholders considered the following:

The results were as follows with respect to each of the four director nominees:


Director                                           For              Withheld
--------                                        ----------         ---------

Edward P Abbott                                 37,284,605           548,684
Jonathan E. Burroughs II                        37,253,477           579,812
Lawrence O. Erickson                            37,283,274           550,015
Robert J. Vitito                                34,729,450         3,103,839

The results were as follows with respect to the approval of Citizens Banking Corporation Stock Compensation Plan:


For:  21,529,567            Against:  5,159,455           Abstentions:  553,661          Broker non-votes:  10,590,606

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3(i) Restated Articles of Incorporation, as amended.

     99.1 Certification of Quarterly Report by Chief Executive Officer

     99.2 Certification of Quarterly Report by Chief Financial Officer

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three-month period ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CITIZENS BANKING CORPORATION


Date  August 14, 2002                    By       /s/ John W. Ennest
     -----------------                      -----------------------------------
                                            John W. Ennest
                                            Vice Chairman of the Board,
                                            Treasurer and Chief Financial
                                            Officer
                                            (Principal Financial Officer)
                                            (Duly Authorized Signatory)

                                 Exhibit Index


Exhibit No.                      Description of Exhibit
-----------                      ----------------------

   3(i)                          Restated Articles of Incorporation, as amended
   99.1                          Certification of quarterly Report by Chief
                                 Executive Officer
   99.2                          Certification of quarterly Report by Chief
                                 Financial Officer