Form 10-Q
period 2002-09-30
CITIZENS BANKING CORP
filed 2002-11-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 2002
                               ------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file Number              0-10535
                       -------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                   X Yes   No
                                                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 12, 2002
--------------------------                      --------------------------------
Common Stock, No Par Value                             44,336,180 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q


                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements.......................................................................  3

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................................................... 11

      Item 3. - Quantitative and Qualitative Disclosures about Market Risk............................................. 26

      Item 4. - Controls and Procedures................................................................................ 26

PART II - OTHER INFORMATION

      Item 5. - Other Information....................................................................................... 27

      Item 6 - Exhibits and Reports on Form 8-K......................................................................... 27

SIGNATURES.............................................................................................................. 27

CERTIFICATIONS.......................................................................................................... 28

EXHIBIT INDEX........................................................................................................... 30

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES     SEPTEMBER 30,  December 31,
(in thousands)                                        2002           2001
-----------------------------------------------------------------------------
                                                   (UNAUDITED)    (Note 1)
ASSETS
  Cash and due from banks                         $   221,218    $   224,416
  Money market investments:
    Federal funds sold                                     --            891
    Interest-bearing deposits with banks                2,498          3,455
                                                  -----------    -----------
      Total money market investments                    2,498          4,346
  Securities available-for-sale:
    U.S. Treasury and federal agency securities       971,943        739,792
    State and municipal securities                    458,742        443,956
    Other securities                                   70,042        113,948
                                                  -----------    -----------
      Total investment securities                   1,500,727      1,297,696
  Mortgage loans held for sale                        121,288        150,443
  Loans:
    Commercial                                      3,164,438      3,246,380
    Real estate construction                          232,915        216,041
    Real estate mortgage                              588,653        821,090
    Consumer                                        1,538,017      1,488,452
                                                  -----------    -----------
      Total loans                                   5,524,023      5,771,963
    Less: Allowance for loan losses                  (104,158)       (80,299)
                                                  -----------    -----------
      Net loans                                     5,419,865      5,691,664
  Premises and equipment                              122,006        128,805
  Goodwill                                             54,785         54,785
  Other intangible assets                              23,858         26,191
  Other assets                                        147,592        100,529
                                                  -----------    -----------
TOTAL ASSETS                                      $ 7,613,837    $ 7,678,875
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                           $   888,642    $   903,900
    Interest-bearing                                5,015,080      5,061,226
                                                  -----------    -----------
      Total deposits                                5,903,722      5,965,126
  Federal funds purchased and securities sold
    under agreements to repurchase                    281,676        233,077
  Other short-term borrowings                         166,662         81,353
  Other liabilities                                    64,027         72,756
  Long-term debt                                      529,497        629,099
                                                  -----------    -----------
      Total liabilities                             6,945,584      6,981,411
  Shareholders' Equity:
    Preferred stock - No par value                         --             --
    Common stock - No par value                       135,833        155,720
    Retained earnings                                 486,762        521,191
    Accumulated other comprehensive income             45,658         20,553
                                                  -----------    -----------
      Total shareholders' equity                      668,253        697,464
                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 7,613,837    $ 7,678,875
                                                  ===========    ===========
-----------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES        Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
(in thousands, except per share amounts)            2002            2001           2002            2001
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                      $  95,924       $121,137      $ 292,912       $381,614
  Interest and dividends on investment
    securities:
      Taxable                                        14,150         12,973         41,121         44,562
      Nontaxable                                      5,319          5,499         16,038         16,238
  Money market investments                              165            797            755          1,810
                                                  ---------       --------      ---------       --------
        Total interest income                       115,558        140,406        350,826        444,224
                                                  ---------       --------      ---------       --------
INTEREST EXPENSE
  Deposits                                           31,725         48,653         99,160        164,314
  Short-term borrowings                               1,007          4,761          2,876         24,821
  Long-term debt                                      7,644          8,732         23,240         24,784
                                                  ---------       --------      ---------       --------
        Total interest expense                       40,376         62,146        125,276        213,919
                                                  ---------       --------      ---------       --------
NET INTEREST INCOME                                  75,182         78,260        225,550        230,305
Provision for loan losses                            89,250          8,500        103,900         18,911
                                                  ---------       --------      ---------       --------
      Net interest income (loss) after
        provision for loan losses                   (14,068)        69,760        121,650        211,394
                                                  ---------       --------      ---------       --------
NONINTEREST INCOME
  Service charges on deposit accounts                 6,620          6,960         19,767         20,844
  Trust fees                                          4,372          5,096         14,260         15,860
  Mortgage and other loan income                      2,928          2,840          9,825          9,395
  Brokerage and investment fees                       2,337          2,030          7,020          5,933
  Bankcard fees                                         672          2,922          5,359          9,032
  Investment securities gains                            45             49          2,424          5,772
  Gain on sale of assets                                 --         11,017          5,400         13,640
  Other                                               2,760          3,793         11,020         10,983
                                                  ---------       --------      ---------       --------
        Total noninterest income                     19,734         34,707         75,075         91,459
                                                  ---------       --------      ---------       --------
NONINTEREST EXPENSE
  Salaries and employee benefits                     32,218         32,304         96,262         95,348
  Equipment                                           5,167          4,655         14,981         14,686
  Occupancy                                           4,307          4,174         13,506         13,554
  Professional services                               3,524          3,646          9,713          9,058
  Data processing services                            3,066          3,496          9,441          9,959
  Advertising and public relations                    1,848          1,661          5,535          4,854
  Postage and delivery                                1,860          1,930          5,375          5,817
  Intangible asset amortization                         725          2,530          2,174          7,590
  Bankcard expenses                                     134          2,334          3,787          7,178
  Special charge                                     13,807             --         13,807             --
  Other                                              12,889          7,540         27,676         22,553
                                                  ---------       --------      ---------       --------
        Total noninterest expense                    79,545         64,270        202,257        190,597
                                                  ---------       --------      ---------       --------
INCOME (LOSS) BEFORE INCOME TAXES                   (73,879)        40,197         (5,532)       112,256
Income tax (benefit) expense                        (27,950)        12,235         (9,045)        33,341
                                                  ---------       --------      ---------       --------
NET INCOME (LOSS)                                 $ (45,929)      $ 27,962      $   3,513       $ 78,915
                                                  =========       ========      =========       ========
NET INCOME (LOSS) PER SHARE:
  Basic                                           $   (1.03)      $   0.60      $    0.08       $   1.70
  Diluted                                             (1.03)          0.60           0.08           1.69
CASH DIVIDENDS DECLARED PER SHARE                     0.285           0.28          0.845           0.81
AVERAGE SHARES OUTSTANDING:
  Basic                                              44,610         46,102         44,819         46,321
  Diluted                                            44,610         46,670         45,295         46,799
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                                Accumulated
                                                                                                   Other
                                                                   Common         Retained     Comprehensive
(in thousands except per share amounts)                             Stock         Earnings         Income        Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2001                                      $ 175,288       $ 508,013       $ 37,889      $ 721,190
  Net income                                                                         25,742                        25,742
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                              (15,609)
  Minimum pension liability                                                                         (1,727)       (17,336)
                                                                                                  --------      ---------
      Total comprehensive income                                                                                    8,406
  Exercise of stock options, net of shares purchased                  4,675                                         4,675
  Shares acquired for retirement                                    (24,243)                                      (24,243)
  Cash dividends - $0.275 per share                                                 (12,564)                      (12,564)
                                                                  ---------       ---------       --------      ---------
BALANCE - DECEMBER 31, 2001                                       $ 155,720       $ 521,191       $ 20,553      $ 697,464
  Net income                                                                         24,103                        24,103
  Net unrealized loss on securities available-for-sale,
    net of tax effect                                                                               (4,491)        (4,491)
                                                                                                                ---------
    Total comprehensive income                                                                                     19,612
  Exercise of stock options, net of shares purchased                  2,625                                         2,625
  Shares acquired for retirement                                     (7,322)                                       (7,322)
  Cash dividends - $0.275 per share                                                 (12,405)                      (12,405)
                                                                  ---------       ---------       --------      ---------
BALANCE - MARCH 31, 2002                                          $ 151,023       $ 532,889       $ 16,062      $ 699,974
  Net income                                                                         25,339                        25,339
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               17,483         17,483
                                                                                                                ---------
    Total comprehensive income                                                                                     42,822
  Exercise of stock options, net of
    shares purchased                                                  3,756                                         3,756
  Shares acquired for retirement                                    (19,198)                                      (19,198)
  Net change in deferred compensation, net of tax effect                148                                           148
  Cash dividends - $0.285 per share                                                 (12,818)                      (12,818)
                                                                  ---------       ---------       --------      ---------
BALANCE - JUNE 30, 2002                                           $ 135,729       $ 545,410       $ 33,545      $ 714,684
  Net loss                                                                          (45,929)                      (45,929)
  Net unrealized gain on securities available-for-sale,
    net of tax effect                                                                               12,113        12,113
                                                                                                                ---------
    Total comprehensive loss                                                                                      (33,816)
  Exercise of stock options, net of shares purchased                     50                                            50
  Net change in deferred compensation, net of tax effect                 54                                            54
  Cash dividends - $0.285 per share                                                 (12,719)                      (12,719)
                                                                  ---------       ---------       --------      ---------
BALANCE - SEPTEMBER 30, 2002                                      $ 135,833       $ 486,762       $ 45,658      $ 668,253
                                                                  =========       =========       ========      =========
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                       Nine Months Ended
                                                                         September 30,
(in thousands)                                                        2002            2001
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                       $   3,513       $  78,915
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                      103,900          18,911
      Depreciation                                                    12,617          12,255
      Amortization of intangibles                                      2,174           7,590
      Net amortization (accretion) on investment securities            1,125            (568)
      Investment securities gains                                     (2,424)         (5,772)
      Loans originated for sale                                     (613,359)       (545,444)
      Proceeds from loan sales                                       647,197         435,221
      Net gain from loan sales                                        (4,683)         (5,107)
      Accrued merger related and other charges                       (11,611)         (2,329)
      Other                                                           20,461          52,016
                                                                   ---------       ---------
        Net cash provided (used) by operating activities             158,910          45,688

INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                  1,848         (15,537)
  Securities available-for-sale:
    Proceeds from sales                                               69,334         286,412
    Proceeds from maturities                                         217,158         264,093
    Purchases                                                       (449,602)       (398,697)
  Purchase of bank owned life insurance                              (78,000)             --
  Net decrease in loans                                              167,899         536,826
  Net increase in premises and equipment                              (5,818)         (5,712)
                                                                   ---------       ---------
  Net cash provided by investing activities                          (77,181)        667,385

FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings deposits             112,188         (82,039)
  Net decrease in time deposits                                     (173,592)       (271,866)
  Net increase (decrease) in short-term borrowings                   133,908        (576,068)
  Proceeds from issuance of long-term debt                            26,000         175,000
  Principal reductions in long-term debt                            (125,602)           (150)
  Cash dividends paid                                                (37,942)        (37,594)
  Net change in deferred compensation, net of tax effect                 202              --
  Proceeds from stock options exercised                                6,431           7,987
  Shares acquired for retirement                                     (26,520)        (34,248)
                                                                   ---------       ---------
      Net cash used by financing activities                          (84,927)       (818,978)
                                                                   ---------       ---------

Net decrease in cash and due from banks                               (3,198)       (105,905)
Cash and due from banks at beginning of period                       224,416         318,115
                                                                   ---------       ---------

Cash and due from banks at end of period                           $ 221,218       $ 212,210
                                                                   =========       =========
--------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CITIZENS BANKING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2001 Annual Report on Form 10-K.


NOTE 2. SPECIAL CHARGE
   In the third quarter, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax). The special charge includes restructuring and impairment costs associated with reorganization of Citizens' consumer, business and wealth management lines of business. The reorganization is the result of a detailed review of Citizens' consumer banking, business banking and wealth management areas by banking industry consultants and key members of management during the second and third quarters of this year. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens expects to layoff approximately 150 employees during the next eight months. These displaced employees will be offered severance packages and outplacement assistance. Additionally, Citizens will close twelve banking offices during the fourth quarter of 2002 and six offices during the first half of 2003. The following provides details on the special charge recorded in the third quarter of 2002 and the related remaining liability as of September 30, 2002:


                                                                                 Reserve
                                                                                 Balance
                                                    Special        Cash        September 30,
(in thousands)                                      Charge       Payments          2002
--------------------------------------------------------------------------------------------
Employee benefits and severance                     $ 8,072        $  176        $ 7,896
Professional fees                                     2,369         1,231          1,138
Facilities and branches                               2,409            --          2,409
Equipment, software and contract termination            743           725             18
Other                                                   214            64            150
                                                    -------        ------        -------
      Total                                         $13,807        $2,196        $11,611
                                                    =======        ======        =======
--------------------------------------------------------------------------------------------


NOTE 3. LINES OF BUSINESS INFORMATION
   Citizens is managed along the following business lines: Business Banking, Consumer Banking, Wealth Management, and Other. Selected lines of business segment information for the three and nine month periods ended September 30, 2002 are provided below. Prior to January 1, 2002 Citizens managed five lines of business; Commercial Banking, Retail Banking, Financial Services, F&M and Other. Beginning in 2002 the F&M line of business was combined into the remaining four lines of business. In the second quarter of 2002 three of the business lines, Commercial Banking, Retail Banking and Financial Services, were renamed Business Banking, Consumer Banking and Wealth Management, respectively. The components of the renamed business lines remained the same. Prior year amounts have been restated to reflect the current business unit structure and cost allocation methodology. There are no significant intersegment revenues.

The following table sets forth a summary of the results of operations for each of Citizens' lines of business for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001.


------------------------------------------------------------------------------------------------------------
                                                     Business    Consumer   Wealth
(in thousands)                                       Banking     Banking   Management   Other        Total
------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED
  SEPTEMBER 30, 2002
Net interest income (taxable equivalent)             $ 35,346     $36,949    $    6    $  6,471     $ 78,772
Provision for loan losses                              86,041       3,523        --        (314)      89,250
                                                     --------     -------    ------    --------     --------
   Net interest income (loss) after provision         (50,695)     33,426         6       6,785      (10,478)
Noninterest income                                      4,097      10,997     5,689      (1,049)      19,734
Noninterest expense                                    17,467      31,375     4,475      26,228       79,545
                                                     --------     -------    ------    --------     --------
   Income (loss) before income taxes                  (64,065)     13,048     1,220     (20,492)     (70,289)
Income tax (benefit) expense (taxable equivalent)     (22,422)      4,577       427      (6,942)     (24,360)
                                                     --------     -------    ------    --------     --------
   Net income (loss)                                 $(41,643)    $ 8,471    $  793    $(13,550)    $(45,929)
                                                     ========     =======    ======    ========     ========
Average Assets (in millions)                         $  3,422     $ 2,696    $    4    $  1,494     $  7,616
============================================================================================================
EARNINGS SUMMARY - THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Net interest income (taxable equivalent)             $ 35,284     $40,589    $  180    $  5,915     $ 81,968
Provision for loan losses                               6,617       2,102        --        (219)       8,500
                                                     --------     -------    ------    --------     --------
   Net interest income after provision                 28,667      38,487       180       6,134       73,468
Noninterest income                                      4,217      12,707     6,352      11,431       34,707
Noninterest expense                                    15,664      34,155     4,100      10,351       64,270
                                                     --------     -------    ------    --------     --------
   Income before income taxes                          17,220      17,039     2,432       7,214       43,905
Income tax expense (taxable equivalent)                 6,025       5,965       851       3,102       15,943
                                                     --------     -------    ------    --------     --------
   Net income                                        $ 11,195     $11,074    $1,581    $  4,112     $ 27,962
                                                     ========     =======    ======    ========     ========
Average Assets (in millions)                         $  3,464     $ 2,733    $    8    $  1,604     $  7,809
------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                     Business     Consumer      Wealth
(in thousands)                                       Banking      Banking     Management     Other      Total
---------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - NINE MONTHS ENDED
  SEPTEMBER 30, 2002
Net interest income (taxable equivalent)             $ 105,025     $114,566    $   245    $ 16,557     $236,393
Provision for loan losses                               96,477        8,998         --      (1,575)     103,900
                                                     ---------     --------    -------    --------     --------
   Net interest income after provision                   8,548      105,568        245      18,132      132,493
Noninterest income                                      12,824       42,614     17,948       1,689       75,075
Noninterest expense                                     51,974      102,980     13,130      34,173      202,257
                                                     ---------     --------    -------    --------     --------
   Income (loss) before income taxes                   (30,602)      45,202      5,063     (14,352)       5,311
Income tax (benefit) expense (taxable equivalent)      (10,708)      15,822      1,772      (5,088)       1,798
                                                     ---------     --------    -------    --------     --------
   Net income (loss)                                 $ (19,894)    $ 29,380    $ 3,291    $ (9,264)    $  3,513
                                                     =========     ========    =======    ========     ========
Average Assets (in millions)                         $   3,405     $  2,735    $     5    $  1,426     $  7,571
===============================================================================================================
EARNINGS SUMMARY - NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Net interest income (taxable equivalent)             $ 105,464     $128,268    $   908    $  6,797     $241,437
Provision for loan losses                               12,696        6,765         --        (550)      18,911
                                                     ---------     --------    -------    --------     --------
   Net interest income after provision                  92,768      121,503        908       7,347      222,526
Noninterest income                                      12,192       42,059     19,358      17,850       91,459
Noninterest expense                                     49,274      106,768     13,029      21,526      190,597
                                                     ---------     --------    -------    --------     --------
   Income before income taxes                           55,686       56,794      7,237       3,671      123,388
Income tax expense (taxable equivalent)                 19,491       19,879      2,533       2,570       44,473
                                                     ---------     --------    -------    --------     --------
   Net income                                        $  36,195     $ 36,915    $ 4,704    $  1,101     $ 78,915
                                                     =========     ========    =======    ========     ========
Average Assets (in millions)                         $   3,514     $  3,178    $     6    $  1,317     $  8,015
---------------------------------------------------------------------------------------------------------------

NOTE 4. EARNINGS PER SHARE
   Net income (loss) per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

--------------------------------------------------------------------------------------------------------
                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
 (in thousands, except per share amounts)                       2002        2001        2002      2001
--------------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income (loss)
available to common shareholders                              $(45,929)    $27,962    $ 3,513    $78,915
                                                              ========     =======    =======    =======

DENOMINATOR:
Basic earnings per share -- weighted average shares             44,610      46,102     44,819     46,321

Effect of dilutive securities -- potential conversion of
employee stock options                                              --         568        476        478
                                                              --------     -------    -------    -------

Diluted earnings per share -- adjusted weighted-average
shares and assumed conversions                                  44,610      46,670     45,295     46,799
                                                              ========     =======    =======    =======
  BASIC EARNINGS (LOSS) PER SHARE                             $  (1.03)    $  0.60    $  0.08    $  1.70
                                                              ========     =======    =======    =======
  DILUTED EARNINGS (LOSS) PER SHARE                           $  (1.03)    $  0.60    $  0.08    $  1.69
                                                              ========     =======    =======    =======
========================================================================================================

   During the third quarter of 2002, employees exercised stock options to acquire 2,505 shares at an average exercise price of $19.89 per share.


NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
   On January 1, 2002 Citizens adopted SFAS No. 142 which changed the accounting for intangible assets. The effect of this statement was to eliminate amortization of indefinite life intangibles (i.e. goodwill) beginning January 1, 2002. The following table reflects the reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization.


                                                For the Year Ended    Three Months Ended   Nine Months Ended
                                                 December 31, 2001    September 30, 2001   September 30, 2001
                                                ------------------    ------------------   -----------------
(in thousands, except                               Net    Earnings      Net   Earnings     Net     Earnings
per share amounts)                                Income   Per Share   Income  Per Share   Income   Per Share
-------------------------------------------------------------------------------------------------------------
Diluted earnings per common share computation:
   Net income/diluted EPS as reported             $104,657    $2.25    $27,962    $0.60    $78,915    $1.69
   Add back: Goodwill amortization,
      net of tax effect                              5,545     0.12      1,388     0.03      4,163     0.09
                                                  --------    -----    -------    -----    -------    -----
      Adjusted net income/diluted EPS             $110,202    $2.37    $29,350    $0.63    $83,078    $1.78
                                                  ========    =====    =======    =====    =======    =====
-------------------------------------------------------------------------------------------------------------

   SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Citizens has completed it's transitional impairment testing and no impairment under SFAS No. 142 was identified.

   Goodwill at September 30, 2002 was allocated to Citizens' lines of business as follows:

                         SEPTEMBER 30,
(in thousands)               2002
--------------------------------------
Business Banking           $23,982
Consumer Banking            29,002
Wealth Management            1,801
Other                           --
                           -------
Total Goodwill             $54,785
                           =======
--------------------------------------

   No changes in the carrying amount of goodwill have been recorded during the nine months ended September 30, 2002.

   Citizens' other intangible assets as of September 30, 2002 and 2001 are shown in the table below.

                                    SEPTEMBER 30,    September 30,
(in thousands)                         2002              2001
------------------------------------------------------------------
Core deposit intangibles              $28,989          $28,989
Accumulated amortization                8,435            5,535
                                      -------          -------
Net core deposit intangibles           20,554           23,454
Minimum pension liability               3,304               --
                                      -------          -------
   Total other intangibles            $23,858          $23,454
                                      =======          =======
==================================================================


   The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million. As part of adopting SFAS No. 142, Citizens has had no material reclassifications or adjustments to the useful lives of finite-lived (core deposit) intangible assets.


NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME
   The components of comprehensive income, net of tax, for the three and nine month periods are presented below.

----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                    September 30,
(in thousands)                                               2002             2001             2002              2001
----------------------------------------------------------------------------------------------------------------------
Net unrealized gains on investment securities
  available for sale:
    Balance at beginning of period                          $33,545          $19,607          $20,553          $11,738
    Net change in unrealized gains, net of tax               12,113           18,282           25,105           26,151
                                                            -------          -------          -------          -------
Accumulated other comprehensive income, net of tax          $45,658          $37,889          $45,658          $37,889
                                                            =======          =======          =======          =======
======================================================================================================================

NOTE 7. RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                 FOR QUARTER ENDED
                                                  -------------------------------------------------------------------------
                                                  SEPTEMBER 30,      JUNE 30,      MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                      2002             2002          2002          2001           2001
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                   $ 115,558        $116,993      $118,275      $129,335      $140,406
  Net interest income                                  75,182          75,409        74,959        77,676        78,260
  Provision for loan losses                            89,250           9,400         5,250         7,496         8,500
  Investment securities gains                              45           2,377             2           423            49
  Other noninterest income                             19,689          28,238        24,724        25,599        34,658
  Noninterest expense before special charge            65,738          61,521        61,191        60,586        64,270
  Special charge                                       13,807              --            --            --            --
  Income taxes                                        (27,950)          9,764         9,141         9,874        12,235
  Net income (loss)                                   (45,929)         25,339        24,103        25,742        27,962
  Cash dividends                                       12,719          12,818        12,405        12,564        12,725
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income (loss)                           $   (1.03)       $   0.57      $   0.53      $   0.57      $   0.60
  Diluted net income (loss)                             (1.03)           0.56          0.53          0.56          0.60
  Cash dividends                                        0.285           0.285         0.275         0.275         0.275
  Market value (end of period)                          24.17           28.98         32.47         32.88         32.08
  Book value (end of period)                            14.97           16.02         15.55         15.46         15.77
---------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                            $   7,614        $  7,547      $  7,482      $  7,679      $  7,715
  Loans                                                 5,524           5,567         5,613         5,772         5,866
  Deposits                                              5,904           5,866         5,861         5,965         5,890
  Shareholders' equity                                    668             715           700           697           721
---------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                            $   7,616        $  7,533      $  7,565      $  7,701      $  7,809
  Loans                                                 5,577           5,536         5,623         5,786         5,918
  Deposits                                              5,951           5,900         5,924         5,930         5,944
  Shareholders' equity                                    711             702           701           708           713
---------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                              (2.39)%          1.35%         1.29%         1.33%         1.42%
  Return on average shareholders' equity               (25.63)          14.48         13.94         14.42         15.56
  Net interest margin (FTE)                              4.40            4.45          4.45          4.48          4.44
  Efficiency ratio (1)                                  58.64           60.40         59.22         57.06         60.86
  Net loans charged off to average loans                 4.70            0.68          0.37          0.57          0.57
  Average equity to average assets                       9.34            9.32          9.27          9.19          9.13
  Allowance for loan losses as a
    percent of loans                                     1.89            1.45          1.43          1.39          1.39
  Nonperforming assets to loans plus
    ORAA (end of period)                                 1.95            1.57          1.43          1.37          1.35
  Nonperforming assets to total assets
    (end of period)                                      1.42            1.16          1.07          1.03          1.02
  Leverage ratio                                         7.26            8.09          8.08          7.79          7.84
  Tier 1 capital ratio                                   9.27           10.18         10.17          9.87         10.06
  Total capital ratio                                   10.52           11.43         11.42         11.12         11.31
---------------------------------------------------------------------------------------------------------------------------

(1) Excludes nonrecurring gains, special and other charges.

INTRODUCTION
The following is a review of Citizens Banking Corporation's ("Citizens") performance during the three and nine months ended September 30, 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto appearing on pages 3 through 10 of this report and Citizens' 2001 Annual Report on Form 10-K. A quarterly summary of selected financial data for each of the quarters in the five-quarter period ended September 30, 2002 is presented in the table on page 11 of this report.

EARNINGS SUMMARY
Citizens recorded a net loss of $45,929,000 for the three months ended September 30, 2002, or ($1.03) per share, compared with net income of $27,962,000, or $0.60 per share, for the same quarter of 2001. The third quarter loss was largely a result of a combined normal and incremental loan loss provision of $89,250,000, a special charge of $13,807,000 and other charges of $9,425,000.
The after tax effect of these items was $73,100,000 or $1.64 per diluted share. Returns on average assets and average equity for the quarter were (2.39%) and (25.63%), respectively, compared with 1.42% and 15.56%, respectively, in 2001. For the first nine months of 2002, net income was $3,513,000 or $0.08 per share, compared to $78,915,000 or $1.69 per share for the same period in 2001. Return on average assets and average equity during the first nine months of 2002 were ..06% and .67%, respectively, compared with 1.32% and 15.05%, respectively, in 2001.

The incremental loan loss provision was primarily in response to an unusually high amount of commercial credits that deteriorated to charge-off status during the quarter, as well as increases in nonperforming and impaired commercial credits. Higher loss factors based on more recent loan loss experience applied to the formula portion of the allowance, also had an effect on the provision. Citizens recorded a special charge of $13.8 million ($9.0 after tax) to cover the costs of restructuring its consumer, business and wealth management lines of business. The special charge included $8.1 million of compensation and benefits for severance packages; $2.4 million for branch closing and building impairment expenses; $2.4 million for consulting fees and employee placement services; $743,000 for obsolete equipment, software and contract termination fees; and other costs of $214,000. Citizens also incurred other charges totaling $9.4 million during the third quarter. These charges included a $3.3 million prepayment penalty on FHLB advances that were repaid during the quarter, a $2.0 million contribution to Citizens' charitable trust, market value adjustments to various assets of $3.0 million, additional depreciation of $406,000 on obsolete assets and other costs of $760,000.

Excluding the effects of the incremental loan loss provision and the special and other charges, net income for the three and nine months ended September 30, 2002 declined from the comparable periods in 2001 due to decreased net interest income and noninterest income, partially offset by lower noninterest expenses and income taxes. The decline in net interest income resulted primarily from a lower level of earning assets. Noninterest income decreased in the three and nine month periods ended September 30, 2002 over the comparable periods in 2001 primarily due to lower bankcard fees as a result of the second quarter 2002 sale of the merchant services business and the second quarter 2001 sale of the credit card portfolio. Noninterest expenses decreased for both the three and nine month periods as a result of lower intangible asset amortization due to adoption of SFAS No. 142 and lower bankcard expenses as a result of the sale of the merchant services business and the credit card portfolio.

LINES OF BUSINESS REPORTING
Citizens has four major business segments: Business Banking, Consumer Banking, Wealth Management and Other. For more information about each line of business, see Note 18 to Citizens' 2001 Annual Report on Form 10-K and Note 3 of this Quarterly Report on Form 10-Q. A summary of net income by each business line is presented below.

---------------------------------------------------------------------------
                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
(in thousands)              2002          2001          2002          2001
---------------------------------------------------------------------------
Business Banking         $(41,643)      $11,195      $(19,894)      $36,195
Consumer Banking            8,471        11,074        29,380        36,915
Wealth Management             793         1,581         3,291         4,704
Other                     (13,550)        4,112        (9,264)        1,101
                         --------       -------      --------       -------
  Net income (loss)      $(45,929)      $27,962      $  3,513       $78,915
                         ========       =======      ========       =======
===========================================================================


Business Banking recorded net losses in the three and nine month periods ended September 30, 2002 compared to net income in the same periods of the prior year due primarily to significantly higher loan loss provisions and, to a lesser extent, increased operating expenses. Higher loan loss provisions were attributable to increased charge-offs and nonperforming loans in the commercial portfolio. Net interest income remained relatively flat in both periods as average loan balances declined slightly while the net interest spread improved. Noninterest expense increased in both the three and nine month periods ended September 30, 2002 compared to the same periods of the prior year due to higher other real estate and loan collection costs.

The decrease in Consumer Banking net income for the three and nine month periods ended September 30, 2002 compared to the comparable periods of the prior year was primarily due to lower net interest income and higher provisions for loan losses. The decrease in net interest income was due to a decline in average loan balances and narrower interest spread on deposits. Loan balances declined due to the sale of new mortgage loan production, the current and prior year securitization of new and portfolio mortgage loans, the June 2001 sale of the Michigan credit card portfolio and a decline in indirect loans. Higher loan loss provisions were attributable to increased charge-offs in the direct and indirect loan portfolios. Noninterest income and noninterest expense declined in both the three and nine month periods ended September 30, 2002 due to the sale of the merchant services business in the second quarter of 2002.

Wealth Management net income declined in both the three and nine month periods primarily due to lower trust fees. Trust fees decreased due to a lower level of assets under administration resulting primarily from weak equity markets.

The losses recorded in the Other category for both the three and nine months ended September 30, 2002 are the result of higher noninterest expenses due to the special and other charges. Combined special and other charges of $22.0 million were attributed to the "Other" category and are included primarily in noninterest expense. Partially offsetting the increase in noninterest expense are reduced goodwill amortization costs of $1.8 million and $5.4 million for the three and nine month periods ended September 30, 2001, respectively, which resulted from the implementation of SFAS No. 142. See Note 5 for additional information.


NET INTEREST INCOME AND MARGIN
The following table analyzes the changes in interest income and expense for the periods indicated.

----------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                  2002 Compared with 2001
                                    ----------------------------------------------------------------------------------
                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                    ------------------------------------------  --------------------------------------
                                                      Increase (Decrease)                         Increase (Decrease)
                                                        Due to Change in                           Due to Change in
                                        Net        ------------------------        Net          ----------------------
(in thousands)                      Change (1)     Rate (2)      Volume (2)     Change (1)      Rate (2)    Volume (2)
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Money market investments          $   (632)      $   (465)      $  (167)      $ (1,055)      $ (1,182)      $    127
  Investment securities:
    Taxable                            1,177         (1,733)        2,910         (3,441)        (5,225)         1,784
    Tax-exempt                          (180)           (11)         (169)          (200)          (227)            27
  Mortgage loans held for sale          (828)          (320)         (508)           (60)        (1,221)         1,161
  Loans:
    Commercial                       (14,212)       (13,617)         (595)       (51,887)       (47,309)        (4,578)
    Real estate                       (6,508)        (1,378)       (5,130)       (21,695)        (3,346)       (18,349)
    Consumer                          (3,665)        (3,002)         (663)       (15,060)       (10,583)        (4,477)
                                    --------       --------       -------       --------       --------       --------
      Total                          (24,848)       (20,526)       (4,322)       (93,398)       (69,093)       (24,305)
                                    --------       --------       -------       --------       --------       --------

INTEREST EXPENSE
  Deposits:
    Demand                               398         (1,034)        1,432          3,532         (1,652)         5,184
    Savings                           (3,536)        (3,459)          (77)       (17,462)       (16,016)        (1,446)
    Time                             (13,790)       (11,349)       (2,441)       (51,224)       (40,435)       (10,789)
  Short-term borrowings               (3,754)        (3,062)         (692)       (21,945)       (17,245)        (4,700)
  Long-term debt                      (1,088)          (792)         (296)        (1,544)        (3,137)         1,593
                                    --------       --------       -------       --------       --------       --------
      Total                          (21,770)       (19,696)       (2,074)       (88,643)       (78,485)       (10,158)
                                    --------       --------       -------       --------       --------       --------
NET INTEREST INCOME                 $ (3,078)      $   (830)      $(2,248)      $ (4,755)      $  9,392       $(14,147)
                                    ========       ========       =======       ========       ========       ========
======================================================================================================================

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)  The change in interest due to both rate and volume is allocated to volume.


Tax equivalent net interest income decreased to $78.8 million in the third quarter of 2002 from $82.0 million in the comparable period in 2001. A lower level of earning assets, and to a lesser degree, a decline in net interest margin, caused the decline. For the nine months ended September 30, 2002 tax equivalent net interest income decreased 2.1% to $236.4 million from $241.4 million for the same period in 2001. A lower level of earning assets, partially offset by an improved net interest margin, led to the decline. An analysis of how changes in average balances ("volume") and market rates of interest ("rates") have effected net interest income appears in the table above. Detailed analyses of net interest income, with average balances and related interest rates for the three and nine months ended September 30, 2002 and 2001 are presented on pages 15 and 16.

For the three months ended September 30, 2002, net unfavorable volume and rate-related variances resulted in a decrease in net interest income of $3,078,000 compared to the same period in 2001. The unfavorable volume variance was caused by a decline in loans, particularly real estate loans. Mortgage loans declined as Citizens continued selling the majority of its new mortgage loan production into the secondary market due to the low interest rate environment, and securitized certain seasoned loans and new mortgage loan production during the quarter. The decline in loan volume was partially offset by a favorable volume variance in the taxable investment securities portfolio, as Citizens purchased new securities and retained (in the form of mortgage-backed securities) certain fifteen year, fixed-rate mortgages that it had securitized during the quarter. Net unfavorable rate-related variances for the quarter were caused by a slightly larger decline in loan and investment yields than the decline in the cost of deposits and borrowed funds from the same quarter of 2001. Additionally, a $668,000 adjustment to amortization on purchased mortgage-backed securities contributed to the unfavorable rate-related variance for the quarter.

For the nine months ended September 30, 2002 net unfavorable volume-related variances were partially offset by net favorable rate-related variances, resulting in a decrease in net interest income of $4,755,000, as compared to the same period of 2001. The unfavorable volume variance was attributable to the decline in loans, particularly real estate loans. As previously mentioned, mortgage loans declined due to the sale of new loan production in the low interest rate environment and the securitization of certain seasoned and new mortgage loans. Favorable rate-related variances were caused by a greater decline in the cost of funds, particularly deposits and short-term borrowings, than the decline in loan and investment yields.

Net interest margin, the difference between yields earned on earning assets compared to the rates paid on supporting funds, was 4.40% for the third quarter and 4.43% for the first nine months of 2002, a decrease of four and an increase of sixteen basis points, respectively, from the same periods in 2001. The decrease in margin for the third quarter is a result of a greater decline in the yield on loans, especially commercial loans, than the reduction in the cost of deposits. In addition, the previously mentioned adjustment in amortization on purchased mortgage-backed securities contributed to the decline. Prepayment of FHLB advances at the end of the third quarter will have a positive effect of approximately five basis points on net interest margin beginning in the fourth quarter of 2002.

The improvement in net interest margin for the nine months ended September 30, 2002 compared to the same period of the prior year is a result of reduced funding costs due to the lower interest rate environment and the balance sheet restructuring efforts initiated in 2001. The cost of funds, especially the cost of deposits and short-term borrowings, declined more than the yield on loans and investments. A favorable shift in the composition of deposits from higher cost brokered and large time deposits to lower cost interest bearing demand accounts, also contributed to the improvement in net interest margin. Management continually monitors Citizens' balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Citizens' policies in this regard are further discussed in "Interest Rate Risk".

----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                   2002                                   2001
                                                   ------------------------------------    ---------------------------------
Three Months Ended September 30                      AVERAGE                   AVERAGE       Average                Average
(in thousands)                                       BALANCE     INTEREST (1)  RATE (2)      Balance   Interest (1) Rate (2)
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                             $    33,802    $    140        1.61%    $    49,910   $    453    3.55%
    Other                                                7,736          25        1.29          38,819        344    3.52

  Investment securities(3):
    Taxable                                          1,009,300      14,150        5.61         801,660     12,973    6.47
    Tax-exempt                                         416,550       5,319        7.86         429,847      5,499    7.87

  Mortgage loans held for sale                          82,804       1,716        8.29         107,323      2,544    9.48

  Loans:
    Commercial                                       3,376,664      52,076        6.20       3,418,443     66,288    7.78
    Real estate                                        681,658      11,998        7.03         973,129     18,506    7.61
    Direct consumer                                    848,198      16,304        7.63         820,329     18,241    8.82
    Indirect consumer                                  670,960      13,830        8.18         705,582     15,558    8.75
                                                   -----------    --------                 -----------   --------
       Total earning assets(3)                       7,127,672     115,558        6.65       7,345,042    140,406    7.80

NONEARNING ASSETS
  Cash and due from banks                              182,153                                 205,544
  Bank premises and equipment                          123,920                                 131,482
  Investment security fair value adjustment             65,960                                  43,086
  Other nonearning assets                              198,045                                 165,746
  Allowance for loan losses                            (82,244)                                (81,807)
                                                   -----------                             -----------
      Total assets                                 $ 7,615,506                             $ 7,809,093
                                                   ===========                             ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                                  1,151,589       4,760        1.64         805,186      4,362    2.15
    Savings deposits                                 1,374,149       4,127        1.19       1,420,092      7,663    2.14
    Time deposits                                    2,539,356      22,838        3.57       2,829,613     36,628    5.14
  Short-term borrowings                                249,531       1,007        1.60         420,964      4,761    4.48
  Long-term debt                                       615,124       7,644        4.93         638,912      8,732    5.42
                                                   -----------    --------                 -----------   --------
      Total interest-bearing liabilities             5,929,749      40,376        2.70       6,114,767     62,146    4.03
                                                                  --------                               --------
NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                      886,387                                 888,822
  Other liabilities                                     88,392                                  92,450
  Shareholders' equity                                 710,978                                 713,054
                                                   -----------                             -----------
    Total liabilities and shareholders'
      equity                                       $ 7,615,506                             $ 7,809,093
                                                   ===========                             ===========
NET INTEREST INCOME                                               $ 75,182        3.95                   $ 78,260    3.77
                                                                  ========                               ========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                                    4.40%                              4.44%
--------------------------------------------------------------------------------------------------------------------------


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,590,000 and $3,708,000 for the three months ended September 30, 2002 and 2001, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                 2002                                    2001
                                               --------------------------------------  ------------------------------------

Nine Months Ended September 30                   AVERAGE                   AVERAGE       Average                   Average
(in thousands)                                   BALANCE     INTEREST (1)  RATE (2)      Balance     Interest (1)  Rate (2)
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                         $    41,942        $ 526     1.65%      $    33,771    $   1,084       4.23%
    Other                                           26,901          229     1.14            24,107          726       4.02

  Investment securities(3):
    Taxable                                        943,410       41,121     5.81           902,479       44,562       6.58
    Tax-exempt                                     418,108       16,038     7.87           417,406       16,238       7.98

  Mortgage loans held for sale                     109,458        6,292     7.66            89,247        6,352       9.49

  Loans:
    Commercial                                   3,355,483      157,937     6.38         3,466,813      209,824       8.18
    Real estate                                    729,941       38,971     7.11         1,073,629       60,666       7.53
    Direct consumer                                832,054       48,931     7.86           842,184       58,764       9.33
    Indirect consumer                              660,943       40,781     8.25          701,266        46,008       8.77
                                               -----------    ---------                -----------    ---------
       Total earning assets(3)                   7,118,240      350,826     6.79         7,550,902      444,224       8.05

NONEARNING ASSETS
  Cash and due from banks                          180,701                                 201,724
  Bank premises and equipment                      126,393                                 133,328
  Investment security fair value adjustment         48,796                                  34,572
  Other nonearning assets                          178,132                                 175,602
  Allowance for loan losses                        (81,146)                                (81,245)
                                               -----------                             -----------
      Total assets                             $ 7,571,116                             $ 8,014,883
                                               ===========                             ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Demand deposits                              1,112,259       13,420     1.61           682,672        9,888       1.94
    Savings deposits                             1,364,617       12,089     1.18         1,501,233       29,551       2.63
    Time deposits                                2,584,035       73,651     3.81         2,967,714      124,875       5.63
  Short-term borrowings                            231,807        2,876     1.66           610,607       24,821       5.42
  Long-term debt                                   624,349       23,240     4.98           581,552       24,784       5.70
                                               -----------    ---------                -----------    ---------
      Total interest-bearing liabilities         5,917,067      125,276     2.83         6,343,778      213,919       4.51
                                                              ---------                               ---------
NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Demand deposits                                  864,238                                 882,677
  Other liabilities                                 85,273                                  87,894
  Shareholders' equity                             704,538                                 700,534
                                               -----------                             -----------
      Total liabilities and
        shareholders' equity                   $ 7,571,116                             $ 8,014,883
                                               ===========                             ===========

NET INTEREST INCOME                                           $ 225,550     3.96                      $ 230,305       3.54
                                                              =========                               =========
NET INTEREST INCOME AS A PERCENT OF
EARNING ASSETS                                                              4.43%                                     4.27%
---------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10,843,000 and $11,132,000 for the nine months ended September 30, 2002 and 2001, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The provision for loan losses was $89.3 million in the third quarter of 2002, an increase of $80.8 million over the same period in 2001. Net charge-offs were $65.5 million or 4.70% (annualized) of average loans in the third quarter of 2002, up from $8.5 million or 0.57% in the same period a year ago. Commercial loans comprised $62.0 million of the $65.5 million in net charge-offs in the third quarter, including seven credits totaling $37.0 million or 60% of the commercial loan amount. These seven credits were from a variety of industries, including automotive manufacturing and packaging, heavy construction, health supplement products and real estate development. A summary of loan loss experience during the three and nine months ended September 30, 2002 and 2001 is provided below.

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
(in thousands)                                             2002               2001             2002              2001
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period        $    80,447       $    81,351       $    80,299       $    80,070
  Charge-offs                                              (67,832)           (9,913)          (85,527)          (22,635)
  Recoveries                                                 2,293             1,417             5,486             5,009
                                                       -----------       -----------       -----------       -----------
Net charge-offs                                            (65,539)           (8,496)          (80,041)          (17,626)
Provision for loan losses                                   89,250             8,500           103,900            18,911
                                                       -----------       -----------       -----------       -----------
Allowance for loan losses - end of period              $   104,158       $    81,355       $   104,158       $    81,355
                                                       ===========       ===========       ===========       ===========

Loans outstanding at period end (1)                    $ 5,524,023       $ 5,866,312       $ 5,524,023       $ 5,866,312
Average loans outstanding during period (1)              5,577,480         5,917,483         5,578,421         6,083,892

Allowance for loan losses as a percentage of
  loans outstanding at period end                             1.89%             1.39%             1.89%             1.39%
Ratio of net charge-offs during period to average
  loans outstanding (annualized)                              4.70              0.57              1.91              0.39
Loan loss coverage (allowance as a multiple of
  net charge-offs, annualized)                                 0.4x              2.4x              1.0x              3.5x
-------------------------------------------------------------------------------------------------------------------------

(1) Loans outstanding and average loans outstanding excludes loans held for sale.

Credit losses are charged and recoveries are credited to the allowance for loan losses. Provisions for credit losses are based on Citizens' review of the historical credit loss experience and such factors which, in the management's judgement, deserve consideration under existing economic conditions in estimating probable credit losses. Based on current economic conditions and absent improvement during the fourth quarter, management expects net charge-offs to continue at higher than historical levels throughout the remainder of 2002, which may also result in a higher loan loss provision in the same period compared to the prior year. Given present information, however, management believes the allowance for loan losses is adequate to meet the known risks inherent in the loan portfolio.

The allowance for credit losses represents management's estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments and is maintained at a level management considers to be adequate to absorb probable loan losses identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, which have not been specifically identified. Management's evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates, and general economic factors, among other things are considered in this evaluation, as are the size and diversity of individual large credits. For these reasons, we believe the accounting estimate related to determining the allowance for credit losses is a "critical accounting estimate." Citizens has not substantively changed its overall approach in the determination of the allowance for loan losses in 2002 from 2001 and the allocation methods used at September 30, 2002 and December 31, 2001 were consistent. Citizens' methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, allowance by formula and an unallocated allowance, as described below.

Specific allowances are established for larger commercial and commercial mortgage loans where management has identified significant conditions or circumstances that indicate it is probable that a loss has been or will be incurred on such credits. Credits are identified through a regular quarterly analysis of all commercial and commercial mortgage loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. Internal risk ratings are assigned to each commercial and commercial mortgage loan at the time of approval and are subject to subsequent periodic reviews by senior management. These ratings encompass ten categories that define a borrower's estimated ability to repay their loan obligations. The allowance attributed to these credits is determined by analyzing the borrower's debt service capacity (discounted estimate of future cash flows); overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral, in accordance with the methods prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Management may also consider overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, as well as other qualitative factors.

The formula allowance is determined for the remaining loan portfolio by applying projected loss rates to each loan type (commercial without specific loss allocation, consumer credit, home equity, residential mortgage, and credit cards) stratified by risk rating for commercial loans and by accrual, nonaccrual and past due status for homogenous loans, such as consumer installment, residential mortgage loans, home equity and credit cards that are not individually risk rated. The projected loss rates incorporate factors such as historical loan loss experience, trends in past due and nonaccrual amounts, the effects of the national and local economies and portfolio migration. Management also considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

Management maintains an unallocated allowance in recognition of the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. The unallocated portion of the allowance is determined based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the specific and formula allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance include general economic and business conditions in Citizens' key lending markets, the level and composition of nonperforming loans, underwriting standards within specific portfolio segments, specific industry conditions within portfolio segments, loan volumes and concentrations, regulatory examination results, internal credit examination results and other factors. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in Citizens' specific allowances or in the historical loss factors used to determine the formula allowances.

The allowance for loan losses was $104.2 million at September 30, 2002, an increase of $23.9 million compared to December 31, 2001. The higher outstanding allowance at September 30, 2002, reflects an increase in both the specific and formula based reserves. At September 30, 2002 the allowance allocated to specific credits was $10.5 million, up from $9.5 million at December 31, 2001. The increase in the specific allowance resulted from a larger number of classified commercial credits (i.e., those internally risk rated as special mention, substandard or doubtful) at September 30, 2002. The amount of the specific allowance, however, as a percent of outstanding loan balances subject to such specific reserves declined significantly to 23.5% from 41.7% at December 31, 2002 as fewer credits were classified as doubtful. Credits classified as doubtful have critical weaknesses that make full collection improbable. Substandard credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends that, if not corrected, could jeopardize repayment of the loan and result in further downgrade.

The formula based allowance was $81.4 million at September 30, 2002, up from $52.7 million at December 31, 2001. The increase in the formula based reserves reflect adjustment of the loss rates for recent loan loss experience, higher levels of classified and nonperforming loans, a significant migration of loans to higher risk ratings as well as management's assessment of current economic conditions within our local markets. The process of assigning projected loss rates begins with the calculation of historical loss rates. These rates are then adjusted as necessary for other quantitative and qualitative factors previously described. Generally, Citizens has used a historical three-year rolling average of net charge-offs as its base for developing loss factors for commercial credits. In the third quarter, in order to emphasize more recent loss trends in its methodology, management utilized an eighteen-month rolling average of net charge-offs. The loss rates were more heavily weighted toward more current loss experience as management views the most recent loss history as more representative of the current economic conditions inherent in its loan portfolio. The net effect of these changes on the formula based allowance was an increase of $23.0 million for the third quarter 2002.

The unallocated allowance was $12.3 million and $18.1 million as of September 30, 2002 and December 31, 2001, respectively. The decrease of $5.8 million from year-end 2001, reflects management's view that the inherent losses related to certain factors, such as general economic and business conditions, considered in its evaluation of the unallocated allowance at September 30, 2002 have been recognized in the allocated allowance through increased specific reserves or higher loss factors.

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


NONINTEREST INCOME
Significant sources of noninterest income during the three and nine months ended September 30,2002 and 2001 are summarized in the table below.



--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                                                                                 Percent
                                                                                                               Change in 2002
                                                       Three Months Ended          Nine Months Ended         -------------------
                                                          September 30,              September 30,           Three        Nine
(in thousands)                                        2002           2001         2002           2001        Months      Months
--------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                 $  6,620       $ 6,960      $ 19,767       $20,844        (4.9)%      (5.2)%
Trust fees                                             4,372         5,096        14,260        15,860       (14.2)      (10.1)
Mortgage and other loan income                         2,928         2,840         9,825         9,395         3.1         4.6
Brokerage and investment fees                          2,337         2,030         7,020         5,933        15.1        18.3
Bankcard fees                                            672         2,922         5,359         9,032       (77.0)      (40.7)
ATM network user fees                                  1,100           937         2,784         2,618        17.4         6.3
Cash management services                                 605           729         1,981         2,070       (17.0)       (4.3)
Other, net                                             2,642         2,127         7,842         6,295        24.2        24.6
                                                    --------       -------      --------       -------
   Noninterest income before gains and charges        21,276        23,641        68,838        72,047       (10.0)       (4.5)

Investment securities gains                               45            49           (12)          400          (1)         (1)

Nonrecurring gains:
  Gain on sale of NYCE stock                              --        11,017            --        11,017          (1)         (1)
  Gain on sale of merchant business                       --            --         5,400            --          (1)         (1)
  Gain on sale of securitized mortgages                   --            --         2,436         5,372          (1)         (1)
  Gain on sale of credit card assets                      --            --            --         2,623          (1)         (1)
Other charges:
  Equity investment write-down                          (662)           --          (662)           --          (1)         (1)
  Cash surrender value adjustment                       (650)           --          (650)           --          (1)         (1)
  Other losses                                          (275)           --          (275)           --          (1)         (1)
                                                    --------       -------      --------       -------
  Total noninterest income                          $ 19,734       $34,707      $ 75,075       $91,459       (43.1)      (17.9)
                                                    ========       =======      ========       =======
--------------------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful


Noninterest income totaled $19.7 million during the third quarter of 2002, down $15.0 million or 43.1% over the same period of 2001. The decrease was primarily due to the $11.0 million gain on the sale of NYCE stock during the third quarter of 2001, a $2.3 million decline in bankcard fees due to the second quarter 2002 sale of the merchant services business and the $1.6 million of other charges recorded in the third quarter of 2002. Trust fees declined $724,000, or 14.2%, due to a 19.4% decline in trust assets under administration primarily from weak equity markets. Service charges on deposit accounts decreased $340,000, or 4.9%, due to a decline in overdraft fees. Brokerage and investment fees increased $307,000 or 15.1% over the same period of 2001 due to higher retail sales of fixed annuities.

For the nine months ended September 30, 2002, noninterest income declined $16,384,000 or 17.9% from the same period a year ago to $75,075,000. Higher gains in 2001 from sales of assets accounted for $11.6 million of this decline. Bankcard fees declined $3,673,000, or 40.7%, reflecting the second quarter 2002 sale of the merchant services business and the second quarter 2001 sale of the Michigan credit card portfolio. Trust fees declined $1,600,000, or 10.1%, due primarily to weak equity markets, and deposit service charges decreased $1,077,000, or 5.2%, due to lower overdraft fees. Brokerage and investment fees increased $1,087,000, or 18.3%, primarily from higher retail annuity sales while mortgage and other loan income increased $430,000, or 4.6%, due primarily to increases in origination and processing fees on loans sold to the secondary market.

NONINTEREST EXPENSE
Significant changes in noninterest expense during the three and nine months ended September 30, 2002 and 2001 are summarized in the table below.


-----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                                                    Change in 2002
                                                Three Months Ended         Nine Months Ended         ------------------
                                                   September 30,              September 30,          Three        Nine
(in thousands)                                  2002         2001          2002         2001         Months      Months
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                $32,218      $32,304      $ 96,262      $ 95,348        (0.3)%       1.0%
Equipment                                       4,761        4,655        14,575        14,686         2.3        (0.8)
Occupancy                                       4,307        4,174        13,506        13,554         3.2        (0.4)
Professional services                           3,524        3,646         9,713         9,058        (3.3)        7.2
Data processing services                        3,066        3,496         9,441         9,959       (12.3)       (5.2)
Postage and delivery                            1,860        1,930         5,375         5,817        (3.6)       (7.6)
Advertising and public relations                1,848        1,661         5,535         4,854        11.3        14.0
Telephone                                       1,268        1,419         4,103         4,433       (10.6)       (7.4)
Stationery and supplies                           907        1,033         3,021         3,284       (12.2)       (8.0)
Intangible asset amortization                     725        2,530         2,174         7,590       (71.3)      (71.4)
Bankcard expenses                                 134        2,334         3,787         7,178       (94.3)      (47.2)
Other, net                                      4,052        5,088        13,890        14,836       (20.4)       (6.4)
                                              -------      -------      --------      --------
  Total before special and other charges       58,670       64,270       181,382       190,597        (8.7)       (4.8)
Special charge                                 13,807           --        13,807            --          (1)         (1)
Other charges:
  Prepayment penalty on debt                    3,300           --         3,300            --          (1)         (1)
  Charitable trust contribution                 2,000           --         2,000            --          (1)         (1)
  O.R.E. valuation adjustment                     979           --           979            --          (1)         (1)
  Additional depreciation on equipment            406           --           406            --          (1)         (1)
  Other                                           383           --           383            --          (1)         (1)
                                              -------      -------      --------      --------
    Total noninterest expense                 $79,545      $64,270      $202,257      $190,597        23.8         6.1
                                              =======      =======      ========      ========
-----------------------------------------------------------------------------------------------------------------------

(1) Not Meaningful



For the quarter, noninterest expense increased $15,275,000, or 23.8%, from the third quarter 2001. Excluding the special charge of $13.8 million and other charges of $7.1 million, operating expenses declined $5.6 million or 8.7% from the same quarter a year ago. The $7.1 million in other charges included a $3.3 million prepayment penalty on FHLB advances, a $2.0 million contribution to Citizens' charitable trust, a $979,000 valuation allowance on other real estate owned, $406,000 in additional depreciation on equipment to be retired early and $383,000 in losses and other items. Intangible asset amortization declined $1,805,000, or 71.3%, from the same quarter of the prior year primarily due to the adoption of SFAS No. 142 that eliminated goodwill amortization. Bankcard expenses declined by $2,200,000, or 94.3%, as a result of the sale of the credit card portfolio during the second quarter of 2001 and the second quarter 2002 sale of the merchant services business. In addition, operating expenses for data processing, postage and delivery and for stationery and supplies declined due primarily to improved pricing from new or renegotiated contracts.

For the nine months ended September 30, 2002, noninterest expense, excluding the special charge of $13.8 million and $7.1 million of other charges, decreased $9.2 million, or 4.8%, from the same period of the prior year. The decrease was due primarily to lower intangible asset amortization, lower bankcard expenses and decreased data processing costs, and was partially offset by higher compensation expenses and professional services. Compensation expense increased as lower salary costs were offset by higher pension and medical expenses. Professional services increased due to higher consulting expenses, as Citizens has engaged banking industry consultants to help analyze the profitability and mix of its consumer, business banking and wealth management businesses. As a result of this review which will continue throughout 2002, Citizens anticipates future improvement in customer service levels, lower operating expenses, increased revenue generation capacity, improved credit quality and enhanced risk management techniques. However, in the near term this review will result in higher operating expenses as actions are taken to implement these improvements.

INCOME TAXES
Income tax benefit was $27,950,000 in the third quarter of 2002 compared to an income tax expense of $12,235,000 during the same period last year. For the nine months ended September 30, 2002, the income tax benefit was $9,045,000 compared to an income tax expense of $33,341,000 over the same period in 2001. The income tax benefits in both the three and nine months ended September 30, 2002 resulted from the pre-tax operating losses caused by the higher loan loss provision, and special and other charges recorded in the third quarter 2002.


FINANCIAL CONDITION
Citizens had total assets of $7.614 billion as of September 30, 2002, a decrease of $65 million, or 0.85%, from $7.679 billion as of December 31, 2001. The decline in total assets was attributable to Citizens' continued balance sheet restructuring initiatives begun in 2001 and to weak loan demand from a soft economy. Citizens continues to sell current mortgage loan production into the secondary market during this low interest rate environment to reduce interest rate risk. Average earning assets comprised 94.0% of average total assets during the first nine months of 2002 compared with 94.2% in the first nine months of 2001.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 20.1% of average earning assets during the first nine months of 2002, compared with 18.2% for the same period of 2001. For the first nine months of 2002, average investment security balances were up $41.6 million over the same period in 2001. As a result of weak loan demand, investment security balances increased as Citizens expanded the investment portfolio through purchased securities and retention of securitized mortgage loans. For the first nine months of 2002, average money market investments were up $11.0 million from 2001 levels. Citizens held higher levels of money market investments during the first nine months of 2002 in anticipation of purchasing bank-owned life insurance. Citizens completed a $78 million purchase of bank-owned life insurance in the third quarter of 2002.

MORTGAGE LOANS HELD FOR SALE
Average mortgage loans held for sale during the first nine months of 2002 comprised 1.5% of average earning assets compared with 1.2% during the first nine months of 2001. This increase primarily reflects a higher volume of newly originated mortgage loans available for sale during the first nine months of 2002. Due to the low interest rate environment and as part of Citizens' balance sheet restructuring initiatives begun in the first quarter of 2001, Citizens is selling most of its new residential mortgage loan production into the secondary market. Mortgages held for sale are accounted for on the lower of cost or market basis.

LOANS
Citizens extends credit primarily within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Iowa and Illinois. The loan portfolio is widely diversified by borrower and industry groups with no foreign loans or significant concentrations in any industry. Total loans at September 30, 2002 were down $248 million, or 4.3%, from year-end 2001. The decline in total loans is mostly attributable to a $232 million decrease in the mortgage loan portfolio. Mortgage loans declined as Citizens continued selling the majority of its current mortgage loan production into the secondary market due to the low interest rate environment. During the third quarter, Citizens securitized $14.2 million of current fixed rate mortgage loan production and $50.8 million of seasoned fixed and adjustable rate mortgage loans and is currently holding these securities within its investment portfolio. During the second quarter Citizens securitized $63 million of seasoned adjustable rate mortgage loans and subsequently sold these securities at a $2.4 million gain. Commercial loan balances at September 30, 2002 declined $81.9 million from year end 2001 due to weak demand caused by the sluggish economy. Consumer loans, other than mortgage loans, increased $49.6 million from year end due to growth in home equity lending. Average loans declined by $340 million, or 5.7%, for the third quarter of 2002 as compared with the same period in 2001. Average real estate mortgage loans declined $291 million from the third quarter of 2001 due to the ongoing sale of new mortgage loan production and the securitization of a portion of portfolio loans. Commercial and consumer loans decreased from third quarter 2001 due to weakened loan demand and the sale of $30 million of credit card assets in the second quarter of 2001.

At September 30, 2002 and 2001, $224.9 million and $299.3 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans totaled $0.8 million at September 30, 2002 and $2.1 million at September 30, 2001.

NONPERFORMING ASSETS
Nonperforming assets are comprised of nonaccrual loans, restructured loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Certain of these loans, as defined below, are considered to be impaired. Under Citizens' credit policies and practices, a loan is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status. A loan is considered impaired when management determines it is probable that less than all the principal and interest due under the contractual terms of the loans will be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Citizens maintains a valuation allowance for impaired loans. Interest income on impaired nonaccrual loans is recognized on a cash basis. Interest income on all other impaired loans is recorded on an accrual basis.

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

The following table provides a summary analysis of impaired loans as of September 30, 2002 and 2001.

------------------------------------------------------------------------------------------------
IMPAIRED LOAN ANALYSIS
                                               Balance Outstanding          Valuation Reserve
                                               -------------------          -----------------
                                                  September 30,               September 30,
(in thousands)                                 2002          2001          2002           2001
------------------------------------------------------------------------------------------------
Impaired loans with valuation reserve         $32,203      $ 88,163      $(6,552)      $(25,229)
Impaired loans with no valuation reserve       57,191        20,841           --             --
                                              -------      --------      -------       --------
     Total impaired loans                     $89,394      $109,004      $(6,552)      $(25,229)
                                              =======      ========      =======       ========

Impaired loans on nonaccrual basis            $77,450      $ 43,153      $(3,618)      $ (6,624)
Impaired loans on accrual basis                11,944        65,851       (2,934)       (18,605)
                                              -------      --------      -------       --------
     Total impaired loans                     $89,394      $109,004      $(6,552)      $(25,229)
                                              =======      ========      =======       ========
------------------------------------------------------------------------------------------------


The average recorded investment in impaired loans was $94.1 million for the quarter ended September 30, 2002 and $110.0 million for the same quarter last year. For the quarter ended September 30, 2002, Citizens recognized interest income of $0.4 million on impaired loans with cash collected on nonaccrual impaired loans totaling $3.0 million, all of which was applied to principal. For the same quarter last year, Citizens recognized interest income of approximately $1.2 million on impaired loans with cash collected on nonaccrual impaired loans of $1.5 million, all of which was applied to principal.

The table below provides a summary of nonperforming assets as of September 30, 2002, December 31, 2001 and September 30, 2001. Total nonperforming assets amounted to $108.0 million as of September 30, 2002 compared with $79.2 million as of December 31, 2001 and $79.0 million as of September 30, 2001. Based on current economic conditions and absent improvement during the fourth quarter, management expects nonperforming loans to continue at higher than historical levels throughout the remainder of 2002, which may also result in a higher loan loss provision in the same period compared to the prior year.

In addition to nonperforming loans, management identifies and closely monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions further deteriorate. As of September 30, 2002, such credits amounted to $78.5 million or 1.4% of total loans, compared with $78.9 million or 1.3% at December 31, 2001 and $77.6 million, or 1.3%, of total loans as of September 30, 2001. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry.

--------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                               SEPTEMBER 30,  December 31, September 30,
(in thousands)                                                     2002          2001          2001
--------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual
    Less than 30 days past due                                    $ 30,360      $ 6,528      $ 3,927
    From 30 to 89 days past due                                     10,322        5,218        6,763
    90 or more days past due                                        58,050       57,047       56,185
                                                                  --------      -------      -------
      Total                                                         98,732       68,793       66,875
  90 days past due and still accruing                                1,260        4,168        4,665
  Restructured                                                          --          337          171
                                                                  --------      -------      -------
      Total nonperforming loans                                     99,992       73,298       71,711
Other Repossessed Assets Acquired (ORAA)                             8,025        5,947        7,325
                                                                  --------      -------      -------
      Total nonperforming assets                                  $108,017      $79,245      $79,036
                                                                  ========      =======      =======

Nonperforming assets as a percent of loans plus ORAA                  1.95%        1.37%        1.35%
Nonperforming assets as a percent of total assets                     1.42         1.03         1.02
Allowance for loan loss as a percent of nonperforming loans         104.17       109.55       113.45
Allowance for loan loss as a percent of nonperforming assets         96.43       101.33       102.93
--------------------------------------------------------------------------------------------------------


DEPOSITS
Total deposits decreased $61 million to $5.904 billion at September 30, 2002 from $5.965 billion at year-end 2001. Average deposits declined $109.1 million, or 1.9%, in the first nine months of 2002 over the same period in 2001. The decline in deposits at September 30, 2002 from December 31, 2001 and on average during the first nine months of 2002 from the same period of 2001 occurred primarily in brokered deposits and large denomination time deposits as Citizens was less aggressive in pricing such deposits due to decreased funding requirements. Citizens gathers deposits primarily in its local markets and historically has not relied on brokered funds to sustain liquidity. At September 30, 2002 Citizens had approximately $134 million in brokered deposits as an alternative source of funding, down from $171 million at December 31, 2001. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On average, total short-term borrowings decreased $378.8 million, or 62.0%, to $231.8 million during the first nine months of 2002 from $610.6 million during the same period of 2001. The decrease primarily reflects reduced reliance on short-term borrowings as a funding source due to lower earning asset levels. Long-term debt accounted for $624.3 million, or 10.6%, of average interest-bearing funds for the first nine months of 2002, compared with $581.6 million or 9.2% of average interest-bearing funds for the same period in 2001. At September 30, 2002, $529.3 million of the long-term debt consists of borrowings from the Federal Home Loan Bank with $246.0 million maturing at different intervals over the next five years and the remaining maturing over the next 19 years. These borrowings are primarily utilized to fund Citizens' loan and investment portfolios. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for Citizens and its subsidiary banks.


CAPITAL RESOURCES
Citizens continues to maintain a well capitalized position which supports its current needs and provides a foundation to support further expansion. At September 30, 2002, shareholders' equity was $668.3 million compared with $697.5 million at December 31, 2001 and $721.2 million as of September 30, 2001. Book value per common share at September 30, 2002, December 31, 2001 and September 30, 2001 was $14.97, $15.46 and $15.77, respectively.

Citizens' capital ratios as of September 30, 2002, December 31, 2001 and September 30, 2001 are presented below.


-------------------------------------------------------------------------------------------
CAPITAL RATIOS                Regulatory
                              Minimum For
                                 "Well        SEPTEMBER 30,   December 31,    September 30,
                              Capitalized"        2002           2001             2001
-------------------------------------------------------------------------------------------
Risk based capital:
  Tier I                          6.0%            9.3%            9.9%           10.1%
  Total capital                  10.0            10.5            11.1            11.3
Tier I leverage                   5.0             7.3             7.8             7.8
-------------------------------------------------------------------------------------------


Citizens has maintained regulatory capital ratios above the "well-capitalized" standards and all bank subsidiaries of Citizens as of September 30, 2002 have a well-capitalized designation.

In October 2001, Citizens' board of directors approved a plan to repurchase up to 3,000,000 shares of Citizens common stock from time to time in the market. At September 30, 2002, 998,400 shares of common stock had been repurchased under this plan at an average price of $32.61. Citizens' purchase of any of its shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens' capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by Citizens' board of directors.

Citizens declared cash dividends of $0.285 per share in the third quarter of 2002, an increase of 3.6% over the $0.275 per share dividend declared during the third period of 2001.

LIQUIDITY AND DEBT CAPACITY
Citizens monitors its liquidity position to ensure that funds are available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Citizens' subsidiary banks derive liquidity primarily through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, Citizens' subsidiary banks have access to market borrowing sources on an unsecured, as well as a collateralized, basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members. Another source of liquidity is the ability of the parent company to borrow funds on both a short-term and long-term basis. The parent company has established borrowing facilities with a group of unaffiliated banks and has used portions of this revolving credit agreement for various corporate purposes. As of September 30, 2002, the parent company had $75 million available under the credit agreement, of which $30 million was outstanding. The interest rate on the $30 million outstanding at September 30, 2002 reprices daily and is based on the federal funds rate plus 75 basis points.

Management believes that the key to successful balance sheet liquidity is the establishment and subsequent utilization of sufficient sources of liquidity. Proactive management of Citizens' liquidity capacity and generation has increased sources of funds and borrowing capacities enabling Citizens and its subsidiary banks to operate effectively, safely and with improved profitability. At September 30, 2002, Citizens had sufficient liquidity to meet presently known short- and long-term cash flow requirements arising from ongoing business transactions.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of Citizens' assets and liabilities differs significantly. Asset/liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, management seeks a structure that insulates net interest income from large swings attributable to changes in market interest rates. Citizens' static interest rate sensitivity ("GAP") as of September 30, 2002 and 2001 is illustrated in the following table.

------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                             TOTAL
                                          1-90      91-180      181-365      WITHIN       1-5        Over
(dollars in millions)                     Days       Days         Days       1 YEAR      Years      5 Years      Total
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
RATE SENSITIVE ASSETS (1)
  Loans (2)                            $ 2,737.7   $  272.3    $   484.8   $ 3,494.8   $ 1,859.9    $  290.6   $ 5,645.3
  Investment securities                    117.4       56.7        136.5       310.6       706.2       483.9     1,500.7
  Short-term investments                     2.5         --           --         2.5          --          --         2.5
                                       ---------   --------    ---------   ---------   ---------    --------   ---------
    Total                              $ 2,857.6   $  329.0    $   621.3   $ 3,807.9   $ 2,566.1    $  774.5   $ 7,148.5
                                       =========   ========    =========   =========   =========    ========   =========

RATE SENSITIVE LIABILITIES
  Deposits (3)                         $   782.9   $  564.0    $ 1,075.8   $ 2,422.7   $ 2,265.4    $  327.0   $ 5,015.1
  Other interest bearing liabilities       573.5         --         25.2       598.7        95.9       283.2       977.8
                                       ---------   --------    ---------   ---------   ---------    --------   ---------
    Total                              $ 1,356.4   $  564.0    $ 1,101.0   $ 3,021.4   $ 2,361.3    $  610.2   $ 5,992.9
                                       =========   ========    =========   =========   =========    ========   =========

Period GAP (4)                         $ 1,501.2   $ (235.0)   $  (479.7)    $ 786.5   $   204.8    $  164.3   $ 1,155.6
Cumulative GAP                           1,501.2    1,266.2        786.5                   991.3     1,155.6
Cumulative GAP to Total Assets             19.72%     16.63%       10.33%      10.33%      13.02%      15.18%      15.18%
Multiple of Rate Sensitive Assets
to Liabilities                              2.11       0.58         0.56        1.26        1.09        1.27        1.19

-------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001
RATE SENSITIVE ASSETS (1)
  Loans (2)                            $ 2,276.9   $  342.8    $   581.0   $ 3,200.7   $ 2,310.0    $  470.9   $ 5,981.6
  Investment securities                     88.8       23.3         46.5       158.6       640.7       479.6     1,278.9
  Short-term investments                    43.1         --           --        43.1          --          --        43.1
                                       ---------   --------    ---------   ---------   ---------    --------   ---------
    Total                              $ 2,408.8   $  366.1    $   627.5   $ 3,402.4   $ 2,950.7    $  950.5   $ 7,303.6
                                       =========   ========    =========   =========   =========    ========   =========

RATE SENSITIVE LIABILITIES
  Deposits (3)                         $ 1,068.3   $  640.2    $ 1,187.0   $ 2,895.5   $ 1,618.5    $  521.9   $ 5,035.9
  Other interest bearing liabilities       783.2      100.1         25.3       908.6        86.0         8.6     1,003.2
                                       ---------   --------    ---------   ---------   ---------    --------   ---------
    Total                              $ 1,851.5   $  740.3    $ 1,212.3   $ 3,804.1   $ 1,704.5    $  530.5   $ 6,039.1
                                       =========   ========    =========   =========   =========    ========   =========

Period GAP (4)                         $   557.3   $ (374.2)   $  (584.8)  $  (401.7)  $ 1,246.2    $  420.0   $ 1,264.5
Cumulative GAP                             557.3      183.1       (401.7)                  844.5     1,264.5
Cumulative GAP to Total Assets              7.22%      2.37%       (5.21)%     (5.21)%     10.95%      16.39%      16.39%
Multiple of Rate Sensitive Assets
to Liabilities                              1.30       0.49         0.52        0.89        1.73        1.79        1.21

-------------------------------------------------------------------------------------------------------------------------

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes loans held for sale.
(3) Includes interest bearing savings and demand deposits of $789 million and $665 million in 2002 and 2001, respectively, in the less than one year category, and $1.745 billion and $1.565 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(4) GAP is the excess of rate sensitive assets (liabilities).


As shown, Citizens' interest rate risk position at September 30, 2002 was asset sensitive in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $786.5 million. Citizens' interest rate risk position at September 30, 2001 was liability sensitive in the less than one-year time frame with rate sensitive liabilities exceeding rate sensitive assets by $401.7 million. Application of GAP theory would suggest that in an asset sensitive position Citizens' net interest income could rise if interest rates rise; i.e., liabilities are likely to reprice slower than assets, resulting in an increase in net income in a rising rate environment. Conversely, net income could decrease in a falling rate environment with an asset sensitive position. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables.

Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, management utilizes net interest income simulation modeling as its primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. Management uses these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences. Quarterly exercises are conducted to measure net interest income sensitivity. Simulations were done after September 30, 2002 assuming a static balance sheet and flat interest rates as the base case. Compared to this base case, net interest income over the next twelve months should remain stable if interest rates rise within likely ranges, but may decline if interest rates decrease, given the low level of interest rates currently.


FORWARD-LOOKING STATEMENTS
The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward-looking statements represent Citizens' outlook only as of the date of this report. While Citizens believes that its forward-looking statements are reasonable, actual results could differ materially since the statements are based on Citizens' current expectations, which are subject to risks and uncertainties. These risks and uncertainties are detailed from time to time in reports filed by Citizens with the Securities and Exchange Commission, including 8-K, 10-Q and 10-K, and include, among others, unanticipated changes in the competitive environment, relationships with third party vendors and clients, the effect of terrorist attacks and potential attacks and certain other factors discussed in this report.

Other factors not currently anticipated by management may also materially and adversely affect Citizens' results of operations. Citizens does not undertake, and expressly disclaim any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2001 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest rate Risk.


ITEM 4. CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, Citizens carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Citizens' disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, Citizens' Chief Executive Officer and Chief Financial Officer concluded that Citizens' disclosure controls and procedures are effective to cause the material information required to be disclosed by Citizens in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in Citizens' internal controls or in other factors which could significantly affect internal controls subsequent to the date Citizens carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION
On November 6, 2002 John D. Schwab was named chief credit officer and executive vice president of Citizens Banking Corporation, effective November 12, 2002. Schwab served for over 30 years in a variety of positions with National Bank of Detroit (NBD) and its successor banks, First Chicago NBD and Bank One. For the past four years Schwab was a senior credit officer for Bank One where he managed the credit approval and credit quality monitoring processes for the bank's middle market commercial loan portfolios in Michigan, Ohio, Kentucky, Indiana, Illinois and Wisconsin.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    99.1 Certification of Quarterly Report by Chief Executive Officer for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350

    99.2 Certification of Quarterly Report by Chief Financial Officer for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

    (1)   A report on Form 8-K was filed on September 27, 2002, announcing under
          Item 5 restructuring initiatives to be taken by Citizens and the estimated amount of the related special charge.

    (2) A report on Form 8-K was filed under Item 5 on October 22, 2002, announcing Citizens' results of operations for the three and nine month periods ending September 30, 2002.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    November 14, 2002           By    /s/ Charles D. Christy
    --------------------------            --------------------------------------
                                          Charles D. Christy
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Signatory)

                                          /s/ Daniel E. Bekemeier
                                          --------------------------------------
                                          Daniel E. Bekemeier
                                          Controller
                                          (Principal Accounting Officer)
                                          (Duly Authorized Signatory)

                                 CERTIFICATIONS

I, William R. Hartman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citizens Banking Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


                                                        /s/ William R. Hartman
                                                        ----------------------
                                                        William R. Hartman
                                                        Chief Executive Officer

                           CERTIFICATIONS (CONTINUED)

I, Charles D. Christy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citizens Banking Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


                                                        /s/ Charles D. Christy
                                                        ----------------------
                                                        Charles D. Christy
                                                        Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION


99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002