Form 10-K
period 2002-12-31
CITIZENS BANKING CORP
filed 2003-03-31
CIK 351077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the fiscal year ended December 31, 2002.

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
                                                    ------------    ------------

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             MICHIGAN                                           38-2378932
------------------------------------------                ---------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

  328 S. Saginaw Street, Flint, Michigan                          48502
------------------------------------------                ---------------------
 (Address of Principal Executive Offices)                         (ZIP Code)

Registrant's telephone number, including area code: (810) 766-7500

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g)
of the Act:                                     Common Stock, no par value
                                                Preferred Stock Purchase Rights


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X     No
    ---       ----

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2002 was $1,260,719,708.

The number of shares outstanding of the Registrant's no par value Common Stock as of March 14, 2003 was 43,298,093.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Banking Corporation's 2002 Annual Report to Shareholders are incorporated by reference into Part I and II of this Annual Report on Form 10-K. Portions of Citizens Banking Corporation's Proxy Statement for its annual meeting of shareholders to be held April 15, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          CITIZENS BANKING CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I
   Item 1.     Business .................................................................................    3
   Item 2.     Properties ...............................................................................   11
   Item 3.     Legal Proceedings ........................................................................   11
   Item 4.     Submission of Matters to a Vote of Security Holders ......................................   11

PART II
   Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters ................   12
   Item 6.     Selected Financial Data ..................................................................   13
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....   13
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ...............................   13
   Item 8.     Financial Statements and Supplementary Data ..............................................   13
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   13

PART III
   Item 10.    Directors and Executive Officers of the Registrant .......................................   14
   Item 11.    Executive Compensation ...................................................................   14
   Item 12.    Security Ownership of Certain Beneficial Owners and Management ...........................   14
   Item 13.    Certain Relationships and Related Transactions ...........................................   14
   Item 14     Controls and Procedures...................................................................   14

PART IV
   Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................   15

SIGNATURES     ..........................................................................................   16

CERTIFICATIONS ..........................................................................................   18

EXHIBIT INDEX  ..........................................................................................   20

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

Unless the context indicates otherwise, all references in this Form 10-K to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries. Our common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "CBCF." Our principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and our telephone number is (810) 766-7500. We maintain an internet website at www.citizensonline.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after we file each such report with, or furnish it to, the U.S. Securities and Exchange Commission. The information in our website does not constitute a part of this Form 10-K.

GENERAL
Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. We provide a full range of banking and financial services to individuals and businesses through our Citizens Bank and F&M Bank subsidiaries. We also provide wealth management services, primarily through CB Wealth Management, N.A. We operate in the following three major business segments:

- Business Banking - Business Banking provides a full range of credit and related financial services to a wide range of middle-market corporate, small business, government and leasing clients. Products and services offered include commercial loans, commercial mortgages, small business loans, letters of credit, deposit accounts, cash management and international trade services. We extend credit to clients within the commercial, commercial mortgage, real estate construction and lease financing categories.
- Consumer Banking - Consumer Banking includes consumer lending and deposit gathering, electronic banking and residential mortgage loan origination and servicing. This line of business offers a variety of retail financial products and services including deposit accounts, direct and indirect installment loans, debit and credit cards, home equity lines of credit, residential mortgage loans, fixed and variable annuities and ATM network services. Consumer loans are primarily composed of automobile, personal, marine, recreational vehicle, home equity and credit card loans.
- Wealth Management - Wealth Management provides services to both our business and consumer clients. Private banking focuses on high net-worth customers and offers a broad array of asset management, estate settlement and administration, deposit and credit products. Trust and investment services include personal trust and planning services, investment management services, estate settlement and administration services and investment advisory services for the Golden Oak family of mutual funds, which we distribute through our banking offices. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. The brokerage and insurance businesses deliver retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

As of December 31, 2002, we had 2,520 full-time equivalent employees and conducted our operations primarily through 188 banking offices, 208 ATM locations and 28 brokerage centers located in Michigan, Wisconsin, Iowa and Illinois. In Michigan, the primary market includes much of the central and southern parts of the state. In Wisconsin, the primary market area is the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. Other market areas are central Iowa and the western suburban market of Chicago, Illinois. Many of our offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, we are the largest bank, which we believe to be a competitive advantage.

At December 31, 2002 we directly or indirectly owned the following subsidiaries:

-----------------------------------------------------------------------------------------------------------------------
                                                                                          Total            Date
                                                  Principal             Number of         Assets         Acquired /
               Subsidiary                          Office               Offices       (in millions)     Established
-----------------------------------------------------------------------------------------------------------------------
Citizens Bank (a)                                 Flint, MI                122            $5,071.0        01/01/82
Citizens Bank -- Illinois, N.A.                   Berwyn, IL                 3               219.4        05/01/87
F&M Bancorporation, Inc                          Kaukauna, WI                                             11/01/99
   F&M Bank -- Wisconsin (a)                     Kaukauna, WI               52             1,813.7        01/03/00
   F&M Bank -- Iowa (a)                        Marshalltown, IA             11               485.5        11/01/99
CB Wealth Management, N.A.                        Flint, MI                (b)               (b)          03/01/02
-----------------------------------------------------------------------------------------------------------------------


(a)  Consolidated totals of the Bank include its non-bank subsidiaries.

(b) CB Wealth Management conducts business at most Citizens Bank locations and had total assets under administration of $2.555 billion at December 31, 2002.

Citizens Bank, our principal bank subsidiary, directly owned the following non-bank subsidiaries:

     - CB Financial Services, Inc. (100% owned) -- a seller of life insurance and annuity products to clients subject to certain restrictions,
     - Citizens Bank Mortgage Company, LLC (99% owned) -- a provider of mortgage financing and servicing to individuals and businesses,
     - Citizens Title Services, Inc. (100% owned) -- an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing,
     - Citizens Commercial Leasing Corporation (100% owned) -- a participant in high quality indirect lease participations,
     - Citizens Service Company, Inc (100% owned) -- a holding company owning 1% of Citizens Bank Consumer Finance, LLC and 1% of Citizens Bank Mortgage Company, LLC.
     - Citizens Bank Consumer Finance, LLC (99% owned) -- a partnership established to provide indirect consumer lending services to clients in Citizens' markets
     - CB Capital Management, Inc. (100% owned) -- a registered broker-dealer for our Golden Oak mutual funds.

F&M Bank -- Wisconsin directly owned Pulaski Capital Corporation, a wholly owned nonbank subsidiary organized and existing under the laws of the State of Nevada that holds and manages the majority of F&M Bank -- Wisconsin's investment portfolio. F&M Bank -- Iowa directly owned Security Bancservices, Inc, a wholly owned non-bank subsidiary that sells property and casualty insurance to clients in the Wisconsin and Iowa markets.

During 2002, we identified a number of strategic initiatives and took certain key actions to strengthen our franchise. These initiatives and actions are described on pages 28 and 29 of Exhibit 13 under the caption "Strategic Initiatives and Other Key Actions" and are incorporated herein by reference.

PRINCIPAL SOURCES OF REVENUE
The primary source of our revenue is interest income. The table below shows the amount of our total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

                                                                                Year Ended December 31,
                                                                 ---------------------------------------------------
(in thousands)                                                      2002                 2001                 2000
--------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                        $ 385,812           $ 492,437            $ 535,235
Interest and dividends on investment securities                      76,748              79,348              $86,540
Other interest and noninterest income                               102,600             119,255               90,577
                                                                -----------         -----------          -----------

     Total revenues                                               $ 565,160           $ 691,040            $ 712,352
                                                                ===========         ===========          ===========

LINES OF BUSINESS
Our performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Prior to 2002, we operated along the following business lines: Commercial Banking, Retail Banking, Financial Services, F&M, and Other. Beginning in 2002, the F&M business line was integrated into our other lines of business and the three major business lines were renamed Business Banking, Consumer Banking and Wealth Management, respectively. The activities of the renamed business lines remained the same. Additional information regarding our business lines is incorporated herein by reference from Exhibit 13 on pages 38 and 39, and on pages 83 through 85 of such document under the captions, "Line of Business Results" and "Note 19. Lines of Business", respectively.

COMPETITION
The financial services industry is highly competitive. Our banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. They also actively compete with a variety of other financial service organizations including savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

Mergers between financial institutions and the expansion of financial institutions both within and outside of our primary Midwest banking markets have provided significant competitive pressure in those markets. In addition, the passage of Federal interstate banking legislation has expanded the banking market and heightened competitive forces. The effect of this legislation is further discussed under the caption "Supervision and Regulation".

Many of our offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, we are the largest bank, which we believe to be a competitive advantage. In other markets our competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. Our competitors may also offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates or attract new deposits.

Other factors such as employee relations and environmental laws also impact our competitiveness. We maintain a favorable relationship with our employees and none of our employees are represented by a collective bargaining group. The impact of environmental laws is further discussed in "Item 3. Legal Proceedings" of this document.

SUPERVISION AND REGULATION
General
We are a bank holding company registered with the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Bank Holding Company Act requires the Federal Reserve Board's prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give us more than 5% of the voting shares of that bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that we may acquire.

Our subsidiary banks are subject to the provisions of the banking laws of their respective states or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency ("OCC") (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Citizens Bank (our principal bank subsidiary), F&M Bank-Wisconsin and F&M Bank-Iowa are state-chartered banks and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services, the Wisconsin Department of Financial Institutions and the Iowa Division of Banking, respectively, as well as by the Federal Reserve Board. Citizens Bank-Illinois, N.A., is a national bank and CB Wealth Management, N.A., is a national, non-depository trust bank and are subject to supervision, regulation and examination by the OCC. All of our depository banks are subject to supervision and examination by the FDIC, because the FDIC insures their deposits to the extent provided by law. In addition, all of our banks are members of the Federal

Reserve System. Our non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business consist of providing our customers with banking, trust and other financial services and products. These services include commercial banking through our four subsidiary banks, trust services through CB Wealth Management, N.A., mortgage origination and servicing through Citizens Bank Mortgage Company, LLC, equipment leasing through Citizens Commercial Leasing Corporation, brokerage and investment advisory services through CB Capital Management, Inc., property and casualty insurance brokerage services through Security Bancservices, Inc., life insurance and annuity products through CB Financial Services, Inc., title insurance through Citizens Title Services, Inc. and portfolio management services for the majority of F&M Bank -- Wisconsin's investment portfolio through Pulaski Capital Corporation. Commercial banking activities account for substantially all of our gross revenues.

Regulations governing Citizens and our subsidiary depository institutions restrict extensions of credit by such institutions to Citizens and, with some exceptions, our other affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Citizens and such affiliates. These regulations also restrict investments by our depository institution subsidiaries in the stock or other securities of Citizens and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Citizens.

Our insured depository institution subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including capital and reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders or holders of subordinated debt. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including our regulatory capital position at December 31, 2002 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 on page 51 of such document under the captions, "Capital Resources" and "Liquidity and Debt Capacity," and pages 85 through 86 of such document under the caption "Note 20 Regulatory Matters."

Our insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Citizens as the common parent. While the FDIC's cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on the holding company's potential liability. If one of our subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from us. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See "FDICIA" below.

Payment of Dividends
There are various statutory restrictions on the ability of our banking subsidiaries to pay dividends or make other payments to Citizens' parent company, which are described below. Because of these statutory dividend constraints and our net loss in the third quarter of 2002 due to the large loan loss provision and restructuring and other charges recorded, our banking subsidiaries are expected to be unable to pay significant dividends to us during the first half of 2003 without prior regulatory approval. We expect that the dividend paying capacity of our bank subsidiaries will return to historical levels by the fourth quarter of 2003, although there can be no assurance to that effect. In each of the years ended December 31, 2000, 2001 and 2002, our subsidiaries paid cash dividends to us of $79.4 million, $107.4 million and $90.5 million, respectively.

Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, all of our subsidiary banks are member banks of the Federal Reserve System, subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

Dividends from a national banking association may be declared only from the bank's undivided profits, and until the bank's surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank's net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC's approval is required if the total of all dividends declared in any calendar year exceeds the sum of the association's net income of that year combined with its retained net income of the preceding two years.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. "Well capitalized" institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). "Adequately capitalized" institutions include depository institutions that meet the required minimum level for each capital measure. "Undercapitalized" institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. "Significantly undercapitalized" characterizes depository institutions with capital levels significantly below the minimum requirements. "Critically undercapitalized" refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agency's corrective powers include, among other things:

-    prohibiting the payment of principal and interest on subordinated debt;
- prohibiting the holding company from making distributions without prior regulatory approval;
-    placing limits on asset growth and restrictions on activities;
-    placing additional restrictions on transactions with affiliates;
-    restricting the interest rate the institution may pay on deposits;
- prohibiting the institution from accepting deposits from correspondent banks; and
- in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

FDICIA also contains a variety of other provisions that may affect our operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

At December 31, 2002 and 2001, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The FDIC's deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as our subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

The adjusted assessment rates for FDIC-insured institutions currently range from 0.00% to 0.27% depending on the assessment category into which a bank is placed. We did not pay any regular insurance assessments to the FDIC in 2002 and do not expect to be required to pay significant insurance assessments in 2003. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.

Interstate Banking
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended ("Riegle-Neal Act"), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Transactions with Affiliates
Transactions between our subsidiary banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of our banks include Citizens and any entity controlled by Citizens. Generally, Sections 23A and 23B (i) limit the extent to which our subsidiary banks may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) require that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including non-performing loans) and (iv) require that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other type of similar transactions.

Loans to Insiders
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer and to a principal stockholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank's unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal stockholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting.
Section 22(h) generally requires that loans to directors, executive officers and principal stockholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act
Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

Fair Lending; Consumer Laws
In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that in some cases prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act. These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loan, to customers.

Gramm-Leach-Bliley Act of 1999
The Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We have determined not to become certified as a financial holding company at this time. We may reconsider this determination in the future.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the new law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to "opt out" of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

Future Legislation
Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial services industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ECONOMIC FACTORS AND MONETARY POLICY
Our earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on our future profitability cannot be predicted with any certainty. The effect of the economy and changes in the Federal Funds rate on our net interest margin and net interest income in 2001 and 2002 and their potential affect on future periods is discussed in
Exhibit 13 on pages 31 through 34 under the caption "Net Interest Income" and is incorporated herein by reference. Our sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in Exhibit 13 on pages 52 through 54 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" and is incorporated herein by reference.

ENVIRONMENTAL MATTERS
Our primary exposure to environmental risk is through our trust services and our lending activities. In each instance, we have policies and procedures in place to mitigate our environmental risk exposures. With respect to lending activities, we require environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, we utilize various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently we do not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or any of our subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in "Item 3. Legal Proceedings."

ITEM 2.  PROPERTIES
Our offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, our largest bank subsidiary. Our bank subsidiaries operate through 188 branch and financial banking offices. Of these, 44 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $2,170,476 in 2002. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, in parts of Iowa and in the western suburbs of Chicago, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from
Exhibit 13 on page 71 under the caption "Note 9. Premises and Equipment" of such document.

ITEM 3.  LEGAL PROCEEDINGS
Citizens and its subsidiaries are parties to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, we do not believe the ultimate outcome of these matters will have a material adverse effect on our financial condition or liquidity.

From time to time, certain of our subsidiaries are notified by applicable environmental regulatory agencies, pursuant to State or Federal environmental statutes or regulations, that they may be potentially responsible parties ("PRPs") for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediating the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. We are not presently aware of any environmental liabilities that pose a reasonable possibility of future material impact on Citizens or its earnings. It is our policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER'S MATTERS

Our common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "CBCF." Information regarding our stock prices during the last two years is incorporated herein by reference from Exhibit 13 on page 55 under the caption "Table 14. Selected Quarterly Information" of such document.

As of December 31, 2002, the approximate number of shareholders of the Registrant's common stock was 15,497. This number includes an estimate for individual participants in the security positions of certain shareholders of record. Actual shareholders of record at December 31, 2002 totaled 6,177.

Restrictions on the Registrant's ability to pay dividends are incorporated herein by reference from Exhibit 13 on pages 85 and 86 under the caption "Note
20. Regulatory Matters" of such document.

Equity Compensation Plan Information
We have two stock option plans pursuant to which we grant performance-based stock options to employees, officers and directors. Our Stock Compensation Plan (the "2002 Plan") was approved by our shareholders in 2002. Our All-Employee Stock Option Plan (the "All-Employee Plan") was not submitted to our shareholders for approval. The 2002 Plan replaced our Third Amended Stock Option Plan which has expired and our Stock Option Plan for Directors which was terminated. Both of these plans were approved by our shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of our option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and
(iii) the number of shares remaining available for future issuance, as of December 31, 2002.





                                                                                                 Number of shares
                                                                                             remaining available for
                                                                                              future issuance under
                                    Number of shares to be        Weighted-average          equity compensation plans
                                    issued upon exercise of       exercise price of             (excluding shares
      Plan Category                 outstanding options (1)       outstanding options        reflected in column (a))
 ------------------------           ------------------------   ------------------------      ------------------------
                                              (a)                         (b)                           (c)
Equity compensation plans
approved by shareholders                   3,056,229                      $26.27                      6,098,300

Equity compensation plans not
approved by shareholders                     341,500  (2)                 $16.66                              0
                                        ------------                      ------                   ------------

Total                                      3,397,729                      $25.30                      6,098,300

(1) Does not include options for 36,438 shares of our common stock that are outstanding as the result of our assuming obligations under stock option plans of F&M Bancorporation, Inc. ("F&M") in connection with our merger with F&M in 1999. While we assumed the obligations existing under these plans as of the time of the merger, we have not used them to make any further grants. The weighted-average exercise price of these outstanding options is $22.92.

(2) Issued under the All-Employee Plan. Under this plan, on May 18, 2000, we granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of our common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of our common stock on the grant date. The options are exercisable subject to our achieving $2.65 earnings per share on a rolling four-quarter basis or three years, whichever comes first. No shares of this option grant are yet exercisable. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 341,500 shares were outstanding as of December 31, 2002. The plan provides that no further grants may be made under the plan.

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated herein by reference from
Exhibit 13 on page 26 under the caption "Table 1. Five Year Summary of Selected Financial Data" of such document.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
Results of Operations required by this item is incorporated herein by reference from Exhibit 13 on pages 27 through 55 of such document.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from Exhibit 13 on pages 52 through 54 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" of such document.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated herein by reference from Exhibit 13 on pages 56 through 90 of such document.

Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 55 of such document under the caption "Table 14. Selected Quarterly Information."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions "Election of Directors" (excluding the information under the headings "Report of the Audit Committee," "Meetings Of Directors And Committees Of The Board Of Directors" and "Compensation of Directors") and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 5 through 11, and page 24, respectively, in Citizens' proxy statement for its annual meeting of shareholders to be held April 15, 2003 ("Proxy Statement").

On March 28, 2003, the board of directors appointed James L. Wolohan to the board's audit committee. The board has determined that Mr. Wolohan is an "audit committee financial expert" and is independent as defined under applicable Nasdaq regulations.


ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item appears under the caption "Compensation of Directors," on page 9 and under the caption "Executive Compensation" (excluding the information under the headings "Compensation and Human Resources Committee on Executive Compensation" and "Shareholder Return) on pages 12 through 24 of the Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2 through 4 of the Proxy Statement, and is incorporated herein by reference. In addition the information included in the Equity Compensation Table under Item 5 of this Report is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption "Compensation Committee Interlocks and Certain Transactions and Relationships" on page 24 of the Proxy Statement, and is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES
The management of Citizens Banking Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under rule 13a-14 of the Securities Exchange Act of 1934. Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to cause the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time period required by the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the conclusion of their evaluation.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1. Financial Statements:
         The following consolidated financial statements of Citizens and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Ernst & Young LLP, Independent Auditors

     2. Financial Statement Schedules:
         All schedules are omitted - see Item 15(d) below.

     3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 20 and 21 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
         A report on Form 8-K, dated October 18, 2002 and filed on October 22, 2002 announcing Citizens' results of operations for the three and nine month periods ending September 30, 2002 under items 5 and 9.

(c)  Exhibits:
         The "Exhibit Index" is filed herewith on pages 20 and 21 of this report and is incorporated herein by reference.

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

CITIZENS BANKING CORPORATION
(Registrant)

by /s/ William R. Hartman                                  Date:  March 25, 2003
-----------------------------------------------
William R. Hartman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                    Capacity                                        Date
----------------------------               ----------------------------                        --------------

/s/ Charles D. Christy                     Executive Vice President and                        March 25, 2003
----------------------------               Chief Financial Officer
Charles D. Christy                         (Principal Financial Officer)


/s/ Daniel E. Bekemeier                    Senior Vice President and Controller                March 25, 2003
----------------------------               (Principal Accounting Officer)
Daniel E. Bekemeier

/s/ William R. Hartman                     Chairman of the Board, President,                   March 25, 2003
----------------------------               Chief Executive Officer, and Director
William R. Hartman

/s/ Edward P. Abbott                       Director                                            March 25, 2003
----------------------------
Edward P. Abbott

/s/ Jonathan E. Burroughs II               Director                                            March 25, 2003
----------------------------
Jonathan E. Burroughs II

/s/ Joseph P. Day                          Director                                            March 25, 2003
----------------------------
Joseph P. Day

/s/ Richard J. Dolinski                    Director                                            March 25, 2003
----------------------------
Richard J. Dolinski

/s/ Lawrence O. Erickson                   Director                                            March 25, 2003
----------------------------
Lawrence O. Erickson

/s/ Benjamin W. Laird                      Director                                            March 25, 2003
----------------------------
Benjamin W. Laird

--------------------------------------------------------------------------------

      Signature                                    Capacity                                        Date
----------------------------               ----------------------------                        --------------

/s/ Stephen J. Lazaroff                    Director                                            March 25, 2003
----------------------------
Stephen J. Lazaroff

/s/ William C. Shedd                       Director                                            March 25, 2003
----------------------------
William C. Shedd

/s/ Ada C. Washington                      Director                                            March 25, 2003
----------------------------
Ada C. Washington

/s/ Kendall B. Williams                    Director                                            March 25, 2003
----------------------------
Kendall B. Williams

/s/ James L. Wolohan                       Director                                            March 25, 2003
----------------------------
James L. Wolohan

                                 CERTIFICATIONS

I, WILLIAM R. HARTMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF CITIZENS BANKING CORPORATION, CERTIFY THAT:

         1. I have reviewed this annual report on Form 10-K of Citizens Banking Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003


                                       /s/ William R. Hartman
                                       ----------------------------------------
                                       William R. Hartman
                                       Chairman, President and Chief Executive
                                       Officer

I, CHARLES D. CHRISTY, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF CITIZENS BANKING CORPORATION, CERTIFY THAT:

         1. I have reviewed this annual report on Form 10-K of Citizens Banking Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                                                 /s/ Charles D. Christy
                                                 -------------------------------
                                                 Charles D. Christy
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Citizens' Commission file number is 000-10535.

   Exhibit
     No.                                 Exhibit
-----------  ------------------------------------------------------------------

     3.1     Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of Citizens' 2002 Second Quarter Quarterly Report on Form 10-Q).

     3.2     Amended and Restated Bylaws dated March 28, 2003.

     4       Rights Agreement, dated May 23, 2000, between Citizens and Citizens
                Bank, as Rights Agent (incorporated by reference from Exhibit
                4.1 of Citizens' Current Report on Form 8-K filed June 8, 2000).

    10.1*    Citizens Banking Corporation Second Amended Stock Option Plan
                (incorporated by reference from Exhibit 4 of Citizens' registration statement on Form S-8 filed May 5, 1992, Registration No. 33-47686).

    10.2*    Citizens Banking Corporation Third Amended Stock Option Plan
                (incorporated by reference from Exhibit 10(r) of Citizens' 1997 Second Quarter Report on Form 10-Q).

    10.3*    First Amendment to Citizens Banking Corporation Third Amended Stock
                Option Plan (incorporated by reference from Exhibit 10.2 of Citizens' 2000 Second Quarter Report on Form 10-Q).

    10.4*    Citizens Banking Corporation All-Employee Stock Option Plan
                (incorporated by reference from Exhibit 99 of Citizens' registration statement on Form S-8 filed June 26, 2000, Registration No. 333-40100).

    10.5*    Citizens Banking Corporation Stock Option Plan for Directors
                (incorporated by reference from Exhibit 99 of Citizens' registration statement on Form S-8 filed July 21, 1995, Registration No. 33-61197).

    10.6*    First Amendment to Citizens Banking Corporation Stock Option Plan
                for Directors (incorporated by reference from Exhibit 10.3 of Citizens' 2000 Second Quarter Report on Form 10-Q).

    10.7*    Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from exhibit 10.13 of Citizens' 2001 Annual Report on Form 10-K).

    10.8*    Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to "F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan" and "F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors" (incorporated by reference to Form S-8 filed December 22, 1999, file number 333-86569).

    10.9*    Citizens Banking Corporation Amended and Restated Section 401(k)
                Plan (incorporated by reference from Exhibit 99.1 of Citizens' registration statement on Form S-8 filed August 2, 1996 -- Registration No. 333-09455).

    10.10*   Citizens Banking Corporation Management Incentive Compensation Plan
                (incorporated by reference from Exhibit 10.8 of Citizens' 2001 Annual Report on Form 10-K).

    10.11*   Citizens Banking Corporation Amended and Restated Director's
                Deferred Compensation Plan.

    10.12*   Amended and Restated Citizens Banking Corporation Supplemental
                Retirement Benefits Plan for John W. Ennest (incorporated by reference from Exhibit 10.10 of Citizens' 2001 Annual Report on Form 10-K).

 Exhibit
    No.                                   Exhibit
----------   -------------------------------------------------------------------

    10.13*   Amended and Restated Citizens Banking Corporation Supplemental
                Retirement Benefits Plan for Robert J. Vitito (incorporated by reference from Exhibit 10.11 of Citizens' 2001 Annual Report on Form 10-K).

    10.14*   Amended and Restated Change in Control Agreement (incorporated by reference from Exhibit 10.12 of Citizens' 2001 Annual Report on Form 10-K).

    10.15*   Employment Agreement between William R. Hartman and Citizens
                Banking Corporation dated February 11, 2002 together with A. Form of Stock Compensation Plan, B. Restricted Stock Award Agreement, C. Nonqualified Stock Option Agreement, D. Management Incentive Plan, E. Supplemental Executive Retirement Plan, F. Change in Control Agreement, and G. Director Indemnification Agreement (incorporated by reference from Exhibit 10.14 of Citizens' 2001 Annual Report on Form 10-K).

    10.16*   First Amendment to Employment Agreement between William R. Hartman and Citizens Banking Corporation dated December 13, 2002

    10.17*   Second Amendment to Employment Agreement between William R. Hartman and Citizens Banking Corporation dated January 23, 2003

    11       Computation of Per Share Earnings (incorporated by reference from
                Exhibit 13 on page 78 of such document under the caption "Note
                15. Earnings Per Share").

    13       Citizens Banking Corporation 2002 Annual Report -- financial information pages 25 through 90 only (except as to portions expressly incorporated herein, said Annual Report information is included only for the information of the Commission).

    21       Subsidiaries of the Registrant

    23       Consent of Ernst & Young LLP

    99.1     Certification of Chief Executive Officer pursuant to U.S.C. Section
                1350

    99.2     Certification of Chief Financial Officer pursuant to U.S.C. Section
                1350


* Current management contracts or compensatory plans or arrangements.