Form 10-Q
period 2003-03-31
CITIZENS BANKING CORP
filed 2003-05-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2003
                               --------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file Number          000-10535
                       --------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                   38-2378932
-----------------------------------------           ---------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    328 S. Saginaw St., Flint, Michigan                        48502
-----------------------------------------           ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                 X  Yes      No
                                                                ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                 X  Yes      No
                                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                     Outstanding at May 5, 2003
----------------------------                         --------------------------
  Common Stock, No Par Value                              43,265,567 Shares

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

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................................. 12

     Item 3. - Quantitative and Qualitative Disclosures about Market Risk........................................... 27

     Item 4. - Controls and Procedures.............................................................................. 27

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds............................................................. 28

     Item 6 - Exhibits and Reports on Form 8-K...................................................................... 28

SIGNATURES.......................................................................................................... 29

EXHIBIT INDEX....................................................................................................... 32

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                            MARCH 31,           December 31,
(in thousands)                                                                             2003                  2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)            (Note 1)

ASSETS
  Cash and due from banks                                                             $   215,693             $   171,864
  Money market investments:
    Federal funds sold                                                                        ---                  69,000
    Interest-bearing deposits with banks                                                    1,059                   2,332
                                                                                      -----------             -----------
      Total money market investments                                                        1,059                  71,332
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                                         1,340,751                 942,643
    State and municipal securities                                                        442,356                 444,951
    Other securities                                                                       69,461                  69,687
                                                                                      -----------             -----------
      Total investment securities                                                       1,852,568               1,457,281
  Mortgage loans held for sale                                                            128,108                 160,743
  Loans:
    Commercial                                                                          3,047,441               3,111,208
    Real estate construction                                                              240,865                 262,363
    Real estate mortgage                                                                  525,719                 545,834
    Consumer                                                                            1,488,578               1,513,156
                                                                                      -----------             -----------
      Total loans                                                                       5,302,603               5,432,561
    Less: Allowance for loan losses                                                      (112,385)               (109,467)
                                                                                      -----------             -----------
      Net loans                                                                         5,190,218               5,323,094
  Premises and equipment                                                                  115,017                 117,704
  Goodwill                                                                                 54,785                  54,785
  Other intangible assets                                                                  19,137                  19,862
  Bank owned life insurance                                                                78,926                  78,434
  Other assets                                                                            109,799                  66,935
                                                                                      -----------             -----------
TOTAL ASSETS                                                                          $ 7,765,310             $ 7,522,034
                                                                                      ===========             ===========

LIABILITIES
  Noninterest-bearing deposits                                                        $   869,728             $   900,674
  Interest-bearing deposits                                                             4,942,006               5,036,239
                                                                                      -----------             -----------
      Total deposits                                                                    5,811,734               5,936,913
  Federal funds purchased and securities sold
    under agreements to repurchase                                                        465,073                 223,289
  Other short-term borrowings                                                               8,380                  79,062
  Other liabilities                                                                        89,188                  32,988
  Long-term debt                                                                          750,561                 599,313
                                                                                      -----------             -----------
      Total liabilities                                                                 7,124,936               6,871,565

SHAREHOLDERS' EQUITY
  Preferred stock - no par value                                                              ---                     ---
  Common stock - no par value                                                             103,314                 112,253
  Retained earnings                                                                       498,173                 495,570
  Other accumulated comprehensive net income                                               38,887                  42,646
                                                                                      -----------             -----------
    Total shareholders' equity                                                            640,374                 650,469
                                                                                      -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 7,765,310             $ 7,522,034
                                                                                      ===========             ===========
===========================================================================================================================


See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                Three Months Ended
                                                                                                   March 31,
(in thousands, except per share amounts)                                                   2003              2002
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                               $ 84,504         $100,163
  Interest and dividends on investment securities:
    Taxable                                                                                  14,434           12,369
    Tax-exempt                                                                                5,184            5,384
  Money market investments                                                                       87              359
                                                                                           --------         --------
      Total interest income                                                                 104,209          118,275
                                                                                           --------         --------
INTEREST EXPENSE
  Deposits                                                                                   25,037           34,570
  Short-term borrowings                                                                         620              965
  Long-term debt                                                                              7,046            7,781
                                                                                           --------         --------
      Total interest expense                                                                 32,703           43,316
                                                                                           --------         --------
NET INTEREST INCOME                                                                          71,506           74,959
  Provision for loan losses                                                                  18,992            5,250
                                                                                           --------         --------
      Net interest income after provision for loan losses                                    52,514           69,709
                                                                                           --------         --------
NONINTEREST INCOME
  Service charges on deposit accounts                                                         6,590            6,632
  Trust fees                                                                                  4,220            4,858
  Mortgage and other loan income                                                              5,154            4,025
  Brokerage and investment fees                                                               1,768            2,050
  Bankcard fees                                                                                 735            2,758
  Investment securities gains                                                                    48                2
  Other                                                                                       4,772            4,401
                                                                                           --------         --------
      Total noninterest income                                                               23,287           24,726
                                                                                           --------         --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                             30,112           32,200
  Equipment                                                                                   4,169            4,858
  Occupancy                                                                                   4,695            4,615
  Professional services                                                                       3,708            2,835
  Data processing services                                                                    3,316            3,125
  Advertising and public relations                                                            2,049            1,831
  Postage and delivery                                                                        1,678            1,758
  Intangible asset amortization                                                                 725              725
  Bankcard expenses                                                                              91            2,082
  Other                                                                                       6,038            7,162
                                                                                           --------         --------
      Total noninterest expense                                                              56,581           61,191
                                                                                           --------         --------
INCOME BEFORE INCOME TAXES                                                                   19,220           33,244
Income tax provision                                                                          4,162            9,141
                                                                                           --------         --------
NET INCOME                                                                                 $ 15,058         $ 24,103
                                                                                           ========         ========
NET INCOME PER SHARE:
  Basic                                                                                    $   0.35         $   0.53
  Diluted                                                                                      0.34             0.53
CASH DIVIDENDS DECLARED PER SHARE                                                             0.285            0.275
AVERAGE SHARES OUTSTANDING:
  Basic                                                                                      43,505           45,062
  Diluted                                                                                    43,748           45,642
=======================================================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                      Other
                                                                                                Accumulated
                                                                        Common      Retained   Comprehensive
(in thousands except per share amounts)                                 Stock       Earnings     Net Income      Total
--------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2002                                             $ 151,023     $ 532,889     $  16,062      $ 699,974
  Comprehensive income:
    Net income                                                                        25,339                       25,339
    Other comprehensive income:
      Net unrealized gain on securities available-for-sale,
        net of tax effect of $10,246                                                                19,028
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $832                                                    (1,545)
                                                                                                 ---------
          Other comprehensive income total                                                                         17,483
                                                                                                                ---------
          Total comprehensive income                                                                               42,822
  Exercise of stock options, net of shares purchased                     3,756                                      3,756
  Shares acquired for retirement                                       (19,198)                                   (19,198)
  Net change in deferred compensation, net of tax effect                   148                                        148
  Cash dividends - $0.285 per share                                                  (12,818)                     (12,818)
                                                                     ---------     ---------     ---------      ---------
BALANCE - JUNE 30, 2002                                              $ 135,729     $ 545,410     $  33,545      $ 714,684
  Comprehensive income:
    Net loss                                                                         (45,929)                     (45,929)
    Other comprehensive income:
      Net unrealized gain on securities available-for-sale,
        net of tax effect of $6,538                                                                 12,142
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $16                                                        (29)
                                                                                                 ---------
          Other comprehensive income total                                                                         12,113
                                                                                                                ---------
          Total comprehensive income                                                                              (33,816)
  Exercise of stock options, net of shares purchased                        50                                         50
  Net change in deferred compensation, net of tax effect                    54                                         54
  Cash dividends - $0.285 per share                                                  (12,719)                     (12,719)
                                                                     ---------     ---------     ---------      ---------
BALANCE - SEPTEMBER 30, 2002                                         $ 135,833     $ 486,762     $  45,658      $ 668,253
  Comprehensive income:
    Net income                                                                        21,525                       21,525
    Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(2,343)                                                               (4,352)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $4                                                          (8)
      Minimum pension liablity                                                                       1,348
                                                                                                 ---------
          Other comprehensive income total                                                                         (3,012)
                                                                                                                ---------
          Total comprehensive income                                                                               18,513
  Exercise of stock options, net of shares purchased                       131                                        131
  Shares acquired for retirement                                       (23,776)                                   (23,776)
  Net change in deferred compensation, net of tax effect                    65                                         65
  Cash dividends - $0.285 per share                                                  (12,717)                     (12,717)
                                                                     ---------     ---------     ---------      ---------
BALANCE - DECEMBER 31, 2002                                          $ 112,253     $ 495,570     $  42,646      $ 650,469
  Comprehensive income:
    Net income                                                                        15,058                       15,058
    Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(2,007)                                                               (3,728)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $17                                                        (31)
                                                                                                 ---------
          Other comprehensive income total                                                                         (3,759)
                                                                                                                ---------
          Total comprehensive income                                                                               11,299
  Exercise of stock options, net of shares purchased                     1,991                                      1,991
  Shares acquired for retirement                                       (11,177)                                   (11,177)
  Net change in deferred compensation, net of tax effect                    47                                         47
  Stock issued for compensation                                            200                                        200
  Cash dividends - $0.285 per share                                                  (12,455)                     (12,455)
                                                                     ---------     ---------     ---------      ---------
BALANCE - MARCH 31, 2003                                             $ 103,314     $ 498,173     $  38,887      $ 640,374
                                                                     =========     =========     =========      =========
==========================================================================================================================

See notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                          Three Months Ended
                                                                            March 31,
(in thousands)                                                        2003                2002
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                          $  15,058          $  24,103
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                          18,992              5,250
    Depreciation                                                        3,576              4,054
    Amortization of intangibles                                           725                725
    Net amortization on investment securities                             813                 76
    Investment securities gains                                           (48)                (2)
    Loans originated for sale                                        (298,903)          (220,234)
    Proceeds from loan sales                                          334,935            262,819
    Net gain from loan sales                                           (3,397)            (2,054)
    Other                                                              16,614             30,496
                                                                    ---------          ---------
      Net cash provided by operating activities                        88,365            105,233

INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                  70,273            (28,561)
  Securities available-for-sale:
    Proceeds from sales                                                    48                  2
    Proceeds from maturities                                           94,787             75,203
    Purchases                                                        (496,670)          (131,007)
  Net decrease in loans                                               113,884            154,140
  Net increase in premises and equipment                                 (889)            (3,087)
                                                                    ---------          ---------
      Net cash provided by (used in) investing activities            (218,567)            66,690

FINANCING ACTIVITIES:
  Net decrease in demand and savings deposits                            (375)           (43,216)
  Net decrease in time deposits                                      (124,804)           (61,128)
  Net increase (decrease) in short-term borrowings                    171,102           (113,710)
  Proceeds from issuance of long-term debt                            149,558             26,000
  Principal reductions in long-term debt                                  (56)           (24,952)
  Cash dividends paid                                                 (12,455)           (12,405)
  Proceeds from stock options exercised                                 1,991              2,625
  Shares acquired for retirement                                      (11,177)            (7,322)
  Shares issued for compensation                                          200                ---
  Net change in deferred compensation, net of tax effect                   47                ---
                                                                    ---------          ---------
      Net cash provided by (used in) financing activities             174,031           (234,108)
                                                                    ---------          ---------

Net increase (decrease) in cash and due from banks                     43,829            (62,185)
Cash and due from banks at beginning of period                        171,864            224,416
                                                                    ---------          ---------

Cash and due from banks at end of period                            $ 215,693          $ 162,231
                                                                    =========          =========
====================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2002 Annual Report on Form 10-K.

STOCK-BASED COMPENSATION: Citizens' stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Citizens had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, to its stock option awards.

---------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                  March 31,
(in thousands, except per share amounts)                                                    2003            2002
---------------------------------------------------------------------------------------------------------------------

Net income, as reported                                                                      $15,058       $ 24,103
Less pro forma expense related to options granted                                               (556)          (473)
                                                                                            --------      ---------
Pro forma net income                                                                         $14,502       $ 23,630
                                                                                            ========      =========

Net income per share:
  Basic - as reported                                                                          $0.35          $0.53
  Basic - pro forma                                                                             0.33           0.52
  Diluted - as reported                                                                         0.34           0.53
  Diluted - pro forma                                                                           0.33           0.52

=====================================================================================================================



NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. Citizens has adopted FIN 46, effective January 1, 2003. The adoption of this interpretation had no impact on Citizens' financial position, results of operations or cash flows as Citizens does not hold any variable interests in any entities.

GUARANTEES: In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying, such as a specified interest rate, security price, commodity price, or other variable, that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45, which were effective for Citizens as of December 31, 2002, require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were adopted by Citizens effective January 1, 2003 and will be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by Citizens are disclosed in Note 9. The adoption did not have a material impact on results of operations, financial position, or liquidity.


NOTE 3. SPECIAL CHARGE
In the third quarter of 2002, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax) that included restructuring and impairment costs associated with reorganization of our consumer, business and wealth management lines of business. The reorganization resulted from a detailed review of our consumer banking, business banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 140 employees. As of March 31, 2003, 133 of these employees had been released. The remaining employees will be released in the second quarter of 2003. Displaced employees are offered severance packages and outplacement assistance. Additionally, twelve banking offices were closed in the fourth quarter of 2002 and six additional offices have been identified for closure during the second quarter of 2003.

The following provides details on the special charge and the related remaining liability as of March 31, 2003.

----------------------------------------------------------------------------------------------------------------------------

                                                 Original      2002       Reserve               2003             Reserve
                                                 Reserve/  -----------    Balance     ------------------------   Balance
                                                  Special      Net       December 31,     Cash                   March 31,
(in thousands)                                    Charge    Activity(1)     2002        Payments   Reversal(2)     2003
----------------------------------------------------------------------------------------------------------------------------
Employee benefits and severance                  $  8,072   $  (3,791)    $ 4,281      $ (1,283)     $ (100)      $ 2,898
Professional fees                                   2,369      (1,961)        408           (53)        ---           355
Facilities and lease impairment                     2,358      (2,036)        322           (18)        ---           304
Contract termination fees and write-off of
    obsolete equipment, software and supplies       1,008        (826)        182           (22)        ---           160
                                                 --------    --------     -------      --------      ------       -------
    Total                                        $ 13,807    $ (8,614)    $ 5,193      $ (1,376)     $ (100)      $ 3,717
                                                 ========    ========     =======      ========      ======       =======
============================================================================================================================


 (1)Includes cash payments of $6,134,000 and a reversal of $404,600 for items included in the original charge that are no longer expected to be paid - primarily employee benefits and severance and professional fees.
 (2)Reversal of employee benefits and severance included in the original charge that are no longer expected to be paid.



NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
On January 1, 2002, Citizens adopted SFAS No. 142 which changed the accounting for intangible assets. The effect of this statement was to eliminate amortization of indefinite life intangibles (i.e. goodwill) beginning January 1, 2002. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Citizens has chosen to complete its annual goodwill impairment tests as of October 1 for all its reporting units. Citizens has evaluated its goodwill and other intangible assets in accordance with SFAS 142 and has determined that such assets are not impaired at this time. Goodwill at March 31, 2003, December 31, 2002 and March 31, 2002 was allocated to Citizens' lines of business as follows:

  --------------------------------------------------------------------------------------------------------------------
                                                                       MARCH 31,       December 31,      March 31,
  (in thousands)                                                         2003              2002            2002
  --------------------------------------------------------------------------------------------------------------------
  Business Banking                                                     $ 23,982         $ 23,982         $ 23,982
  Consumer Banking                                                       29,002           29,002           29,002
  Wealth Management                                                       1,801            1,801            1,801
  Other                                                                     ---              ---              ---
                                                                       --------         --------         --------
    Total Goodwill                                                     $ 54,785         $ 54,785         $ 54,785
                                                                       ========         ========         ========
  ====================================================================================================================

Citizens' other intangible assets as of March 31, 2003, December 31, 2002 and March 31,2002 are shown in the table below.

  ---------------------------------------------------------------------------------------------------------------------
                                                                         MARCH 31,       December 31,      March 31,
  (in thousands)                                                           2003             2002             2002
  ---------------------------------------------------------------------------------------------------------------------
  Core deposit intangibles                                               $ 28,989         $ 28,989         $ 28,989
  Accumulated amortization                                                  9,885            9,160            6,985
                                                                         --------         --------         --------
   Net core deposit intangibles                                            19,104           19,829           22,004
  Minimum pension liability                                                    33               33            3,304
                                                                         --------         --------         --------
   Total other intangibles                                               $ 19,137         $ 19,862         $ 25,308
                                                                         ========         ========         ========
  =====================================================================================================================


The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.


NOTE 5. LINES OF BUSINESS INFORMATION
Citizens is managed along the following business lines: Business Banking, Consumer Banking, Wealth Management, and Other. Selected lines of business segment information for the three month periods ended March 31, 2003 and 2002 are provided below. There are no significant intersegment revenues.

----------------------------------------------------------------------------------------------------------------------------

                                                           Business      Consumer       Wealth
(in thousands)                                             Banking       Banking      Management      Other          Total
----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2003
Net interest income (taxable equivalent)                   $34,823       $35,856       $    17       $ 4,286        $74,982
Provision for loan losses                                   15,498         3,416           ---            78         18,992
                                                           -------       -------       -------       -------        -------
   Net interest income after provision                      19,325        32,440            17         4,208         55,990
Noninterest income                                           4,322        12,549         5,322         1,094         23,287
Noninterest expense                                         13,986        33,003         4,528         5,064         56,581
                                                           -------       -------       -------       -------        -------
   Income before income taxes                                9,661        11,986           811           238         22,696
Income tax expense (taxable equivalent)                      3,426         4,193           284          (265)         7,638
                                                           -------       -------       -------       -------        -------
   Net income                                              $ 6,235       $ 7,793       $   527       $   503        $15,058
                                                           =======       =======       =======       =======        =======
Average assets (in millions)                               $ 3,164       $ 2,585       $     2       $ 1,703        $ 7,454
                                                           =======       =======       =======       =======        =======
============================================================================================================================
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2002
Net interest income (taxable equivalent)                   $34,505       $38,930       $   217       $ 4,947        $78,599
Provision for loan losses                                    3,091         2,743           ---          (584)         5,250
                                                           -------       -------       -------       -------        -------
   Net interest income after provision                      31,414        36,187           217         5,531         73,349
Noninterest income                                           4,353        13,660         5,900           813         24,726
Noninterest expense                                         16,572        34,601         4,144         5,874         61,191
                                                           -------       -------       -------       -------        -------
   Income before income taxes                               19,195        15,246         1,973           470         36,884
Income tax expense (taxable equivalent)                      6,719         5,336           691            35         12,781
                                                           -------       -------       -------       -------        -------
   Net income                                              $12,476       $ 9,910       $ 1,282       $   435        $24,103
                                                           =======       =======       =======       =======        =======
Average assets (in millions)                               $ 3,398       $ 2,829       $     7       $ 1,331        $ 7,565
                                                           =======       =======       =======       =======        =======
============================================================================================================================

NOTE 6. EARNINGS PER SHARE
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                        March 31,
 (in thousands, except per share amounts)                                                          2003          2002
--------------------------------------------------------------------------------------------------------------------------
Basic and dilutive earnings per share -- net income available to common shareholders              $ 15,058      $ 24,103
                                                                                                  ========      ========
DENOMINATOR:
Basic earnings per share -- weighted average shares                                                 43,505        45,062
Effect of dilutive securities -- potential conversion of employee stock options                        243           580
                                                                                                  --------      --------
Diluted earnings per share -- adjusted weighted-average shares and assumed conversions              43,748        45,642
                                                                                                  ========      ========

    BASIC EARNINGS PER SHARE                                                                      $   0.35      $   0.53
                                                                                                  ========      ========

    DILUTED EARNINGS PER SHARE                                                                    $   0.34      $   0.53
                                                                                                  ========      ========
==========================================================================================================================


During the first quarter of 2003, employees exercised stock options to acquire 31,894 shares at an average exercise price of $18.53 per share.


NOTE 7. LONG-TERM DEBT
The components of long-term debt as of March 31, 2003, December 31, 2002 and March 31, 2002 are presented below.

--------------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,     December 31,     March 31,
 (in thousands)                                                                   2003            2002           2002
--------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances (1)                                             $ 624,094        599,139       $ 629,668
Subordinated debt (2)                                                             126,304            ---             ---
Other borrowed funds                                                                  163            174             479
                                                                                ---------      ---------       ---------
  Total long-term debt                                                          $ 750,561      $ 599,313       $ 630,147
                                                                                =========      =========       =========
==========================================================================================================================

  (1)At March 31, 2003, rates on FHLB advances are fixed and variable ranging from 1.34% to 7.10% maturing in 2003 through 2021. In 2002, rates on FHLB advances were fixed and variable ranging from 1.86% to 7.73% maturing in 2002 through 2021. The majority of the fixed rate FHLB advances are convertible to a floating rate at the option of the Federal Home Loan Bank.
  (2)On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes maturing February 1, 2013. Citizens entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of March 31, 2003, the fair value of the hedge was a $1.7 million gain.
      The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

Citizens designates its derivatives based upon criteria established by SFAS No.
133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of a gain or loss must be reported in earnings immediately.

Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. At March 31, 2003, Citizens had interest rate swaps with a notional value of $125 million. The fair value of the swaps was $1.7 million as of March 31, 2003. Citizens receives an average fixed rate of 4.36% and pays a variable rate based on six-month LIBOR. The contracts terminate on February 1, 2013.


NOTE 9. OBLIGATIONS UNDER STANDBY LETTERS OF CREDIT AND OTHER CONTINGENT GUARANTEES
Citizens in the normal course of business provides financial and performance standby letters of credit to its clients. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for services provided or to facilitate the shipment of goods. Performance standby letters of credit are irrevocable guarantees to make payment in the event a specified third party fails to perform under a nonfinancial contractual obligation. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens' normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on management's assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under standby letters of credit follow:

  -------------------------------------------------------------------------------------------------------
                                                                       MARCH 31,        December 31,
  (in thousands)                                                          2003              2002
  -------------------------------------------------------------------------------------------------------
  CONTINGENT GUARANTEES:
   Financial standby letters of credit                                 $ 32,479           $ 28,783
   Performance standby letters of credit                                  7,653              7,613
  =======================================================================================================

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, for the three month periods ended March 31, 2003 and 2002 are presented below.

 ----------------------------------------------------------------------------------------------------------------------

                                                                                               Three Months Ended
                                                                                                    March 31,
 (in thousands)                                                                                2003          2002
 ----------------------------------------------------------------------------------------------------------------------
 Net unrealized gains on investment securities available for sale:
    Balance at beginning of period                                                            $ 42,646      $ 20,553
    Net unrealized loss on securities, net of tax effect of $(2,007)                            (3,728)       (4,490)
      in 2003 and $(2,418) in 2002
    Less: Reclassification adjustment for net losses included in net
        income, net of tax effect of $17 in 2003 and $1 in 2002                                    (31)           (1)
                                                                                              --------      --------
 Accumulated other comprehensive income, net of tax                                           $ 38,887      $ 16,062
                                                                                              ========      ========
 ======================================================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES
                                                                                     FOR THE QUARTER ENDED
                                                      ------------------------------------------------------------------------------
                                                         MARCH 31,       DECEMBER 31,     SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                           2003             2002              2002          2002           2002
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                       $ 104,209          $112,558          $115,558     $ 116,993      $ 118,275
  Net interest income                                      71,506            76,232            75,182        75,409         74,959
  Provision for loan losses                                18,992            16,300            89,250         9,400          5,250
  Noninterest income                                       23,287            26,701            19,734        30,615         24,726
  Noninterest expense                                      56,581            57,126            79,545 (1)    61,521         61,191
  Income tax provision (benefit)                            4,162             7,982           (27,950)        9,764          9,141
  Net income (loss)                                        15,058            21,525           (45,929)       25,339         24,103
  Cash dividends                                           12,455            12,717            12,719        12,818         12,405
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income (loss)                               $    0.35          $   0.49          $  (1.03)    $    0.57      $    0.53
  Diluted net income (loss)                                  0.34              0.48             (1.03)         0.56           0.53
  Cash dividends                                            0.285             0.285             0.285         0.285          0.275
  Market value (end of period)                              23.62             24.78             24.17         28.98          32.47
 Book value (end of period)                                 14.79             14.88             14.97         16.02          15.55
------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                $   7,765          $  7,522          $  7,614     $   7,547      $   7,482
  Portfolio Loans (2)                                       5,303             5,433             5,524         5,567          5,613
  Deposits                                                  5,812             5,937             5,904         5,866          5,861
  Shareholders' equity                                        640               650               668           715            700
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                $   7,454          $  7,564          $  7,616     $   7,533      $   7,565
  Portfolio Loans (2)                                       5,343             5,470             5,577         5,536          5,623
  Deposits                                                  5,853             5,922             5,951         5,900          5,924
  Shareholders' equity                                        643               654               711           702            701
------------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                   0.82 %            1.13 %           (2.39)%        1.35 %         1.29 %
  Return on average shareholders' equity                     9.50             13.06            (25.63)        14.48          13.94
  Net interest margin (FTE)                                  4.33              4.49              4.40          4.45           4.45
  Efficiency ratio                                          57.58             53.61             80.75         56.11          59.22
  Net loans charged off to average loans                     1.20              0.80              4.70          0.68           0.37
  Average equity to average assets                           8.63              8.65              9.34          9.32           9.27
  Allowance for loan losses as a percent of loans            2.12              2.02              1.89          1.45           1.43
  Nonperforming assets to loans plus ORAA (end of period)    1.76              1.76              1.95          1.57           1.43
  Nonperforming assets to total assets (end of period)       1.20              1.27              1.42          1.16           1.07
  Leverage ratio                                             7.21              7.18              7.26          8.09           8.08
  Tier 1 capital ratio                                       9.15              9.18              9.27         10.18          10.17
  Total capital ratio                                       12.59             10.43             10.52         11.43          11.42
====================================================================================================================================

(1)Includes special charge of $13.8 million -- see Note 3 to the consolidated financial statements included in this report.
(2)Balances exclude mortgage loans held for sale.

INTRODUCTION
The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three months ended March 31, 2003 and should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and the audited consolidated financial statements and notes contained in our 2002 Annual Report on Form 10-K. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

Discussions in this quarterly report that are not statements of historical fact (including statements that include terms such as "believe", "expect", and "anticipate") are forward-looking statements that involve risks and uncertainties, and our actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in our loan portfolios and the resulting credit risk-related losses and expenses, our future lending and collections experience and the potential inadequacy of our loan loss reserves, interest rate fluctuations and other adverse changes in economic or financial market conditions, the potential inability to hedge certain risks economically, adverse changes in competition and pricing environments, our potential failure to maintain or improve loan quality levels and origination volume, our potential inability to continue to attract core deposits, the potential lack of market acceptance of our products and services, adverse changes in our relationship with major customers, unanticipated technological changes that require major capital expenditures, adverse changes in applicable laws and regulatory requirements, unanticipated environmental liabilities or costs, our potential inability to integrate acquired operations or complete our restructuring, the effects of terrorist attacks and potential attacks, our success in managing the risks involved in the foregoing, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.


CRITICAL ACCOUNTING POLICIES
Citizens' consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the benefit obligation and net periodic pension expense for our employee pension and postretirement benefit plans to be the accounting areas that require the most subjective or complex judgments, and, therefore, the most subject to revision as new information becomes available. Our significant accounting policies are more fully described in Item 7 of our 2002 Annual Report on Form 10-K and in Note 1 to the audited consolidated financial statements contained in that report. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.


RESULTS OF OPERATIONS

EARNINGS SUMMARY
Citizens recorded net income of $15,058,000, or $0.34, per diluted share for the three months ended March 31, 2003, compared with net income of $24,103,000, or $0.53 per diluted share, for the same quarter of 2002. Returns on average assets and average equity for the quarter were 0.82% and 9.50%, respectively, compared with 1.29% and 13.94%, respectively, in 2002. The decline in net income for the quarter compared to the first quarter of 2002 was due primarily to a higher loan loss provision and lower net interest income partially offset by lower noninterest expense.

The increase in the loan loss provision was due primarily to an unanticipated credit-related charge-off of $11.5 million. This charge-off was on a single credit in which collateral value was materially overstated (based on borrowing base reports falsified by the borrower). Net interest income decreased primarily due to a lower net interest margin and a lower average volume of earning assets. The decrease in noninterest expense primarily reflects lower bankcard expense resulting from the sale of our merchant services business in the second quarter of 2002 and cost savings from our third quarter 2002 restructuring initiatives.

NET INTEREST INCOME AND NET INTEREST MARGIN
The primary source of our revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, including interest-bearing deposits and borrowings, used to fund those assets. The amount of net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively on these assets and liabilities. Changes in net interest income are most often measured through two statistics - interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest-bearing funding sources or free funding, primarily demand deposits and shareholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

Net interest margin declined to 4.33% in the first quarter of 2003 compared to 4.45% in the first quarter of 2002. While our interest spread widened slightly period over period, the contribution of net noninterest bearing sources of funds declined as a percent of earning assets resulting in a lower overall net interest margin. The decline in net noninterest bearing sources of funds, (noninterest bearing liabilities and shareholders' equity less nonearning assets) resulted from our investment in bank owned life insurance in the third quarter of 2002 and a decline in shareholders' equity due to share repurchases and dividends exceeding net income.

Net interest income declined $3.5 million to $71.5 million in the first quarter of 2003 compared to $75.0 million in the first quarter of 2002 due to the lower net interest margin and a decline in average earning assets. The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities. An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2003 and 2002 is presented on the following page.

-----------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                                                                      2003 Compared with 2002
                                                                           --------------------------------------------
                                                                                               Increase (Decrease)
Three Months Ended March 31,                                                                     Due to Change in
                                                                                  Net       ---------------------------
(in thousands)                                                                  Change (1)     Rate (2)      Volume (2)
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Money market investments                                                      $   (272)     $   (133)      $  (139)
  Investment securities:
    Taxable                                                                        2,065          (908)        2,973
    Tax-exempt                                                                      (200)          (20)         (180)
  Mortgage loans held for sale                                                      (690)         (560)         (130)
  Loans:
    Commercial                                                                    (7,074)       (6,144)         (930)
    Real estate                                                                   (4,959)       (1,478)       (3,481)
    Direct consumer                                                               (1,752)       (1,818)           66
    Indirect consumer                                                             (1,184)         (869)         (315)
                                                                                --------      --------       -------
      Total                                                                      (14,066)      (11,930)       (2,136)
                                                                                --------      --------       -------

INTEREST EXPENSE
  Deposits:
    Demand                                                                          (430)       (1,124)          694
    Savings                                                                       (1,099)       (1,146)           47
    Time                                                                          (8,004)       (5,529)       (2,475)
  Short-term borrowings                                                             (345)         (295)          (50)
  Long-term debt                                                                    (735)       (1,364)          629
                                                                                --------      --------       -------
      Total                                                                      (10,613)       (9,458)       (1,155)
                                                                                --------      --------       -------
NET INTEREST INCOME                                                             $ (3,453)     $ (2,472)      $  (981)
                                                                                ========      ========       =======
=======================================================================================================================

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2) The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                    2003                                   2002
                                                    --------------------------------------  -------------------------------------

Three Months Ended March 31                            AVERAGE                    AVERAGE       Average                   Average
(in thousands)                                         BALANCE      INTEREST(1)    RATE(2)      Balance     Interest(1)   Rate(2)
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
 Money market investments:
  Federal funds sold                                  $   29,171     $       84    1.16 %     $   68,149     $     283     1.66 %
  Other                                                    1,898              3    0.66           17,930            76     1.71
 Investment securities(3):
  Taxable                                              1,061,281         14,434    5.44          842,657        12,369     5.87
  Tax-exempt                                             405,524          5,184    7.87          419,629         5,384     7.89
 Mortgage loans held for sale                            138,275          2,022    5.85          147,181         2,712     7.37
 Loans:
  Commercial                                           3,256,707         46,214    5.84        3,340,999        53,288     6.56
  Real estate mortgage                                   587,692          9,313    6.34          807,369        14,272     7.07
  Direct consumer                                        857,422         14,633    6.92          817,145        16,385     8.12
  Indirect consumer                                      640,807         12,322    7.80          657,138        13,506     8.34
                                                      ----------     ----------               ----------     ---------
    Total earning assets(3)                            6,978,777        104,209    6.23        7,118,197       118,275     6.92

NONEARNING ASSETS
 Cash and due from banks                                 171,491                                 187,363
 Bank premises and equipment                             116,264                                 128,782
 Investment security fair value adjustment                64,090                                  39,004
 Other nonearning assets                                 238,294                                 172,294
 Allowance for loan losses                              (114,692)                                (80,933)
                                                      ----------                              ----------
    Total assets                                      $7,454,224                              $7,564,707
                                                      ==========                              ==========

INTEREST-BEARING LIABILITIES
 Deposits:
  Interest-bearing demand                              1,314,615          3,710       1.14     1,068,838         4,140     1.57
  Savings deposits                                     1,369,434          2,910       0.86     1,368,753         4,009     1.19
  Time deposits                                        2,316,693         18,417       3.22     2,631,974        26,421     4.07
 Short-term borrowings                                   214,786            620       1.17       232,045           965     1.69
 Long-term debt                                          690,122          7,046       4.13       628,399         7,781     5.02
                                                      ----------     ----------               ----------     ---------
    Total interest-bearing liabilities                 5,905,650         32,703       2.24     5,930,009        43,316     2.96
                                                                     ----------                              ---------

NONINTEREST-BEARING LIABILITIES AND  SHAREHOLDERS' EQUITY
 Noninterest-bearing demand                              851,929                                 854,106
 Other liabilities                                        53,284                                  79,994
 Shareholders' equity                                    643,361                                 700,598
                                                      ----------                              ----------
    Total liabilities and shareholders' equity        $7,454,224                              $7,564,707
                                                      ==========                              ==========

INTEREST SPREAD                                                      $   71,506       3.99 %                 $  74,959     3.96 %
                                                                     ==========                              =========
Contribution of net noninterest bearing sources of funds                              0.34                                 0.49
                                                                                     -----                                -----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                    4.33 %                               4.45 %
=================================================================================================================================

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,476,000 and $3,640,000 for the three months ended March 31, 2003 and 2002, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

The decrease in net interest income reflected both net unfavorable volume and rate-related variances. The net unfavorable volume variance was caused primarily by a decline in loans, particularly real estate mortgage loans. Mortgage loans declined due to high prepayment activity, sale of most new mortgage loan production into the secondary market and securitization in 2002 of $28.6 million of mortgage loan originations and $114.3 million of seasoned portfolio mortgage loans through Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The decline in loan volume was partially offset by a favorable volume variance in the taxable investment securities portfolio, as we retained a portion of the mortgage backed securities created from the aforementioned FNMA and FHLMC securitizations in 2002 and grew, during the first quarter of 2003, the investment portfolio by $395 million, largely with medium-term, mortgage backed securities. The net unfavorable rate-related variance primarily reflects our asset-sensitive interest rate risk position coupled with the Federal Reserve's action in the fourth quarter of 2002 to lower short-term interest rates by 50 basis points. Yields on commercial loans and certain consumer home equity loans were particularly impacted as many of these loans are tied to the prime interest rate, which declined in step with the aforementioned decline in short-term interest rates. Funding costs have declined in step with the decline in asset yields as we refinanced $75 million of high cost FHLB debt in the third quarter of 2002 and continue to see a shift in deposit accounts from higher cost savings and time deposits to lower cost demand deposits.

To offset, in part, the effects on net interest income of slow loan growth, we elected in the first quarter of 2003 to grow our investment security portfolio. We use our investment portfolio as a component in our overall asset liability management process, including how we structure our desired interest rate risk profile. Approximately $228 million of the $395 million increase in investment securities during the quarter was funded in the latter half of March 2003 with cash flow from loan repayments, runoff of investments and short-term borrowings. The $228 million in purchased securities currently generates on average a positive net interest spread of approximately 250 basis points over our short-term borrowing costs. Growth in the investment securities portfolio is expected to provide additional net interest income in future periods compared to the first quarter of 2003, albeit with a somewhat lower net interest margin, while moving us closer to a more neutral interest rate risk profile. We continue to monitor the balance sheet to insulate net interest income from significant swings caused by interest rate volatility. Our policies in this regard are further discussed in "-- Interest Rate Risk".


NONINTEREST INCOME
Noninterest income for the quarter was $23.3 million, a decrease of $1.4 million, or 5.8%, from the first quarter of 2002. The decrease primarily reflects lower bankcard and trust fees partially offset by higher mortgage banking revenue. An analysis of significant sources of noninterest income during the three months ended March 31, 2003 and 2002 are summarized in the table below.

-------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                                                     Three Months Ended
                                                                           March 31,               Change in 2003
                                                                    -------------------------   -------------------------
(in thousands)                                                         2003          2002         Amount     Percent
-------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                   $  6,590     $  6,632      $    (42)     (0.6)%
Trust fees                                                               4,220        4,858          (638)    (13.1)
Mortgage and other loan income                                           5,154        4,025         1,129      28.0
Brokerage and investment fees                                            1,768        2,050          (282)    (13.8)
Bankcard fees                                                              735        2,758        (2,023)    (73.4)
Investment securities gains                                                 48            2            46       N/M
Other, net                                                               4,772        4,401           371       8.4
                                                                      --------    ---------      --------
   Total noninterest income                                           $ 23,287     $ 24,726      $ (1,439)     (5.8)
                                                                      ========    =========      ========
=========================================================================================================================

N/M - Not Meaningful

Trust fees for the quarter, which are generated from personal, institutional and employee benefit products and services, decreased $0.6 million, or 13.1%, compared to the first quarter of 2002. These fees are based primarily on the market value of assets under administration. Trust fees have declined since the first quarter of 2002, principally as a result of the decline in the equity markets. Client retention, net new business acquisition and investment market stability all contribute to assets under administration. Total trust assets under administration were $2.478 billion at March 31, 2003, down $635 million from March 31, 2002, and $76.7 million from December 31, 2002.

Mortgage and other loan income increased $1.1 million, or 28.0%, in the first quarter of 2003 compared to the same period in 2002 due to higher mortgage banking revenue. Mortgage banking revenue, which includes mortgage loan origination, servicing and sales activity, increased $1.0 million, or 29.8%, in the first quarter of 2003 compared to the same quarter in 2002. The increase was primarily due to higher gains on the sale of mortgage loans and the related servicing rights. A strong mortgage origination market, spurred by low mortgage interest rates, helped push total mortgage originations to $350 million in the first quarter, up $128 million, or 57.8%, compared to the first quarter of 2002. The majority of all new mortgage loan originations in both quarters were sold in the secondary market.

Bankcard fees, which includes revenue generated from personal and business credit and/or debit cards as well as merchant services, declined $2.0 million, or 73.4%, in the first quarter of 2003 compared to the same period of 2002. The decline resulted primarily from the sale of the merchant services business in the second quarter of 2002.

Other noninterest income increased $0.4 million, or 8.4%, compared to the first quarter of 2002 due primarily to higher ATM network fees, title insurance fees and life insurance income. The increase in ATM network fees primarily reflects higher surcharge revenue due to increases in the convenience fee charged to non-client users of our ATM network in March 2002 and March 2003. Title insurance fees increased due to higher mortgage origination volume. Higher life insurance income reflects the purchase of $78 million of separate account bank owned life insurance in the third quarter of 2002.

Management currently expects noninterest income for 2003 to be lower than in 2002 due primarily to the sale of the merchant services business in 2002. The gain of $5.4 million recorded in 2002 for this sale, as well as the loss of revenue from the business, is expected to decrease noninterest income by approximately $8.7 million in 2003. Based on the current economic and interest rate environment, the remaining components of noninterest income are anticipated to remain relatively flat on a collective basis in 2003.


NONINTEREST EXPENSE
Noninterest expense for the quarter was $56.6 million compared to $61.2 million for the first quarter of 2002. In general, the 7.5% decrease reflected payroll and other cost savings from the third quarter 2002 restructuring initiatives, and lower bankcard expenses, partially offset by higher professional fees. An analysis of significant components of noninterest expense during the three months ended March 31, 2003 and 2002 are summarized in the table below.

----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                     Three Months Ended
                                                                             March 31,                  Change in 2003
                                                                     --------------------------    ------------------------
(in thousands)                                                            2003         2002           Amount       Percent
----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                           $30,112      $ 32,200       $ (2,088)       (6.5)%
Equipment                                                                  4,169         4,858           (689)      (14.2)
Occupancy                                                                  4,695         4,615             80         1.7
Professional services                                                      3,708         2,835            873        30.8
Data processing services                                                   3,316         3,125            191         6.1
Bankcard expenses                                                             91         2,082         (1,991)      (95.6)
Advertising and public relations                                           2,049         1,831            218        11.9
Postage and delivery                                                       1,678         1,758            (80)       (4.6)
Telephone                                                                  1,175         1,376           (201)      (14.6)
Stationery and supplies                                                      895         1,078           (183)      (17.0)
Other, net                                                                 4,693         5,433           (740)      (13.6)
                                                                         -------      --------       --------
  Total noninterest expense                                              $56,581      $ 61,191       $ (4,610)       (7.5)
                                                                         =======      ========       ========
============================================================================================================================

As a result of the third quarter 2002 restructuring initiatives, noninterest expense for the first quarter of 2003 compared to the first quarter of 2002 decreased in a number of categories. Salaries and employee benefits, equipment expense (primarily depreciation and equipment maintenance), postage and delivery, telephone, and stationery and supplies expense were all down due to these initiatives, which included branch closures and staff reductions. Related reductions in building depreciation and utilities expense (components of occupancy expense) were more than offset, however, by higher maintenance and janitorial costs unrelated to the restructuring. The decreases in equipment and telephone expense also reflect improved pricing from new or renegotiated contracts. The decrease in staffing costs was partially offset by higher medical expenses. We had 2,415 full time equivalent employees at March 31, 2003, down from 2,735 at March 31, 2002.

Professional services expense, comprised primarily of legal, consulting, audit and examination costs, increased $0.9 million, or 30.8%, during the quarter compared to the first quarter of 2002. The increase was primarily due to the engagement of banking industry consultants to assist in implementing the new business model and to reorganize the consumer, business and wealth management lines of business. As a result of these expenditures, we anticipate future improvement in customer service levels, lower operating expenses, increased revenue generation capacity, improved credit quality and enhanced risk management techniques following the near term expense increases incurred as we implement these changes relating to the new business model.

Bankcard expense declined $2.0 million, or 95.6%, in the first quarter of 2003 compared to the same quarter in 2002 due to the previously mentioned sale of our merchant services business.

Other noninterest expense decreased primarily due to the reversal in the first quarter of 2003 of $0.1 million in accrued reserves for employee severance and benefits related to the third quarter 2002 special charge and the payment in the first quarter of 2002 of $0.5 million in partial settlement of an early contract termination fee associated with the sale of our merchant services business.

During 2002, noninterest expense included special and other significant charges of $20.5 million relating to restructuring and other key actions previously reported, which are not expected to recur in 2003. We expect the remaining components of noninterest expense on a collective basis to decrease in 2003 from 2002 levels due to anticipated cost savings from the restructuring announced in September 2002 and other ongoing strategic initiatives.


INCOME TAXES
Income tax provision was $4,162,000 in the first quarter of 2003 compared to $9,141,000 during the same period last year. The effective tax rate, computed by dividing the provision for income taxes by income before taxes was 21.7% for the first quarter of 2003 compared with 27.5% for the first quarter of 2002. The decline in income tax provision for the three months ended March 31, 2003 was caused by lower pre-tax income, attributable primarily to the higher provision for loan losses.


LINES OF BUSINESS REPORTING
We monitor our financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Our business line results are divided into four major business segments:
Business Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 19 to the consolidated financial statements of our 2002 Annual Report on Form 10-K and Note 5 to the consolidated financial statements of this report. A summary of net income by each business line is presented below.

---------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                                 March 31,
(in thousands)                                                                             2003             2002
---------------------------------------------------------------------------------------------------------------------
Business Banking                                                                          $ 6,235         $12,476
Consumer Banking                                                                            7,793           9,910
Wealth Management                                                                             527           1,282
Other                                                                                         503             435
                                                                                          -------         -------
  Net income                                                                              $15,058         $24,103
                                                                                          =======         =======
=====================================================================================================================

Business Banking net income declined to $6.2 million in the first quarter of 2003 from $12.5 million in the same quarter of the prior year due to a higher provision for loan losses partially offset by lower noninterest expense and income taxes. The higher provision for loan losses was caused largely by the aforementioned $11.5 million unanticipated charge-off on a single credit. The decline in noninterest expense was primarily due to lower compensation and other expenses as a result of the third quarter 2002 restructuring initiatives.

Consumer Banking net income declined to $7.8 million in the first quarter of 2003 from $9.9 million in the same quarter of the prior year due to lower net interest income and noninterest income and a higher provision for loan losses. The decline in net interest income was caused by a lower volume of residential mortgage loans and narrower interest spreads on deposits (the difference between deposit rates and their match-funded credit from our funds transfer pricing system). Mortgage loans declined as a result of the prior year securitizations, prepayments on portfolio loans and the sale of most new mortgage loan production throughout 2002 and the first quarter of 2003. Interest spreads on deposits declined due to the lower interest rate environment in the first quarter of 2003 compared with the same quarter of the prior year. Noninterest income declined due to lower bankcard fees as a result of the second quarter 2002 sale of the merchant services business, partially offset by higher mortgage banking revenue. The provision for loan losses increased as a result of higher net charge-offs in the first quarter of 2003 due to a discount on the sale of nonperforming residential mortgage loans.

Wealth Management net income declined to $0.5 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002 due to lower noninterest income and higher noninterest expense. Noninterest income declined due to lower trust fees. Trust fees decreased due to a lower level of assets under administration resulting primarily from weak equity markets. Noninterest expense increased due in part to costs associated with ongoing restructuring initiatives.

FINANCIAL CONDITION
Proper management of the volume and composition of our earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. Our investment securities portfolio is structured to provide a source of liquidity principally through the maturity of the securities held in the portfolio and to generate an income stream with relatively low levels of principal risk. Loans comprise the largest component of earning assets and are some of our highest yielding assets. Client deposits are the primary source of funding for earning assets while short-term debt and other managed sources of funds are used as market conditions and liquidity needs change.

We had total assets of $7.765 billion as of March 31, 2003, an increase of $243 million, or 3.2%, from $7.522 billion as of December 31, 2002. Total assets increased as we expanded our investment securities portfolio by $395 million during the quarter to offset the effects of weak loan demand due to the slow economy and the prospect of net interest margin pressure from continued low interest rates. Average earning assets comprised 93.6% of average total assets during the first three months of 2003 compared with 94.1% in the first three months of 2002.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 21.5% of average earning assets during the first three months of 2003, compared with 18.9% for the same period of 2002. Average investment securities for the quarter were up $86.6 million from year 2002 average levels and $204.5 million from first quarter 2002 levels. The increase was primarily due to retention of securities created from mortgage loan securitizations in the second half of 2002 and purchases of securities since the first quarter of 2002. In March 2003, we implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. We purchased approximately $228 million of largely medium-term, mortgage backed securities in the latter half of March 2003 with cash flow from loan repayments, runoff of investments and short-term borrowings.

For the first three months of 2003, average money market investments were down $55.0 million from first quarter 2002 levels. We held higher levels of money market investments during most of 2002 in anticipation of purchasing bank-owned life insurance. We completed a $78 million purchase of bank-owned life insurance in the third quarter of 2002.

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale were $128.1 million at March 31, 2003, down $32.6 million from year-end 2002 but up $18.2 million from March 31, 2002. These balances generally track the level of originations as we are selling most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. Mortgage originations were down in the quarter to $349.5 million from $467.7 million during the fourth quarter of 2002 but are still significantly higher than the $221.5 million originated in the first quarter of 2002. Average mortgage loans held for sale during the first three months of 2003 comprised 2.0% of average earning assets compared with 2.5% during the fourth quarter of 2002. Mortgages held for sale are accounted for on the lower of cost or market basis.

PORTFOLIO LOANS
We extend credit primarily within the local markets of our banking subsidiaries located in Michigan, Wisconsin, Iowa and Illinois. We generally lend to consumers and small to mid-sized businesses and, consistent with our emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and use other banking services such as cash management. Our loan portfolio is diversified by borrower and industry with no concentration within a single industry that exceeds 10% of total loans. We do not have any loans to foreign debtors and do not purchase nationally syndicated loans or participate in highly leveraged transactions. We seek to limit our credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers, industries, and geographic areas. We obtain collateral based on the nature of the credit and our credit assessment of the customer.

Total portfolio loans at March 31, 2003 were down $130 million, or 2.4%, from December 31, 2002. The decline in total portfolio loans from year end 2002 was caused primarily by lower demand for commercial loans in the current sluggish economy, tightening of our credit standards and, to a lesser extent, a decline in mortgage loans. Commercial and commercial real estate loan balances, including construction loans, at March 31, 2003 declined $85 million from December 31, 2002, again due to weak demand caused by the sluggish economy. Mortgage loans declined $20 million from December 31, 2002 as we continued selling the majority of our current mortgage loan production into the secondary market. Consumer loans, other than mortgage loans, decreased $25 million from December 31, 2002 as growth in home equity loans was more than offset by a decline in indirect and other consumer loans. Direct consumer loans declined $3 million, or 0.4%, and indirect consumer loans declined $21 million, or 3.2%, from December 31, 2002. The decline in indirect and other direct loans occurred primarily in auto lending as a result of increased competition from captive finance subsidiaries of auto manufacturers and from other lenders.

Total loans are expected to decline slightly during the remainder of 2003 as growth in consumer loans (primarily home equity) is anticipated to be more than offset by declines in commercial and mortgage loans. Commercial loans are expected to decline slowly throughout the year due to lower demand and the continued implementation of our credit improvement initiatives. Mortgage loans are also anticipated to decline slowly due to expected prepayments on portfolio loans and due to the sale of our current mortgage originations into the secondary market.

At March 31, 2003 and 2002, $125.5 million and $232.7 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans totaled $0.2 million at March 31, 2003 and $1.4 million at March 31, 2002.

CREDIT RISK MANAGEMENT
Extending credit to businesses and consumers exposes us to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. Credit risk is mitigated through portfolio diversification that limits exposure to any single industry or customer. Similarly, credit risk is also mitigated through the establishment of a comprehensive system of internal controls, which includes standard lending policies and procedures, underwriting criteria, collateral safeguards, and surveillance and evaluation by an independent internal loan review staff of the quality, trends, collectibility and collateral protection within the loan portfolio. Lending policies and procedures are reviewed and modified on an ongoing basis as conditions change and new credit products are offered. Our commercial and commercial real estate credit administration policies include a loan rating system and an analysis by the internal loan review staff of loans over a fixed amount and of a sampling of loans under such amount. Furthermore, account officers are vested with the responsibility of monitoring their customer relationships and act as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. Loans that have migrated within the loan rating system to a level that requires remediation are actively reviewed by senior management at regularly scheduled quarterly meetings with the credit administration staff and the account officers. At these meetings, action plans are developed to either remediate any emerging problem loans or develop a specific plan for removing such loans from the portfolio within a short time frame.

Recently, we experienced several unanticipated loan losses resulting from collateral value shortfalls. To reduce our risk of any further unforeseen losses from collateral issues, we have, in addition to our normal credit review procedures, hired outside collateral auditors to conduct field audits on all loans in excess of $5 million and risk selected loans in excess of $1 million that are secured by accounts receivable and inventory. A field audit focuses on the value of the collateral and validates the borrower's reporting processes. The field audits, which began in late March, are anticipated to be completed during the second quarter of 2003.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. Credit losses are charged and recoveries are credited to the allowance for loan losses. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. See "-- Critical Accounting Policies."

The provision for loan losses was $19.0 million in the first quarter of 2003, an increase of $13.7 million over the same period in 2002. This increase was due primarily to elevated past-due and nonperforming loan levels, a weakened economy and enhancements to the loan loss allocation model that result in relatively higher allocations. These enhancements include the incorporation of more recent historical loss data in the determination of projected loss rates for pools of loans evaluated collectively.

Net loans charged off during the quarter totaled $16.1 million, or 1.20%, of average loans (annualized), compared with $5.1 million, or 0.37%, in the first quarter of 2002. The charge-off of one large commercial credit comprised $11.5 million of the $16.1 million in net charge-offs for the quarter. We also incurred a $0.7 million charge-off in connection with the sale of $2.8 million of nonperforming residential mortgage loans at a discount in March 2003. Many of our commercial clients have been negatively affected by a weak economy that has yet to show significant signs of recovery. Consequently, business expansion plans have been curtailed, inventory levels have been reduced and our clients' ability to repay their debt, in some cases, has been compromised. Based on current economic conditions, we expect net charge-offs to continue at higher than historical levels through the remainder of 2003, but to trend downward from first quarter 2003 levels.

A summary of loan loss experience during the three months ended March 31, 2003 and 2002 is provided below.

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                                                          Three Months Ended
                                                                                                    March 31,
                                                                                           ----------------------------
(in thousands)                                                                                 2003           2002
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                                              $ 109,467       $ 80,299
Provision for loan losses                                                                       18,992          5,250
Charge-offs:
 Commercial                                                                                     14,133          2,646
 Commercial real estate                                                                            955            ---
 Small business                                                                                    264            239
                                                                                             ---------       --------
  Total commercial                                                                              15,352          2,885
 Real estate mortgage                                                                              625             53
 Consumer - Direct                                                                               1,748          1,593
 Consumer - Indirect                                                                             2,511          2,201
                                                                                             ---------       --------
    Total charge-offs                                                                           20,236          6,732
                                                                                             ---------       --------

Recoveries:
 Commercial                                                                                      2,032            356
 Commercial real estate                                                                            465            ---
 Small business                                                                                    362             42
                                                                                             ---------       --------
  Total commercial                                                                               2,859            398
 Real estate mortgage                                                                                1            ---
 Consumer - Direct                                                                                 439            395
 Consumer - Indirect                                                                               863            815
                                                                                             ---------       --------
    Total recoveries                                                                             4,162          1,608
                                                                                             ---------       --------
Net charge-offs                                                                                 16,074          5,124
                                                                                             ---------       --------
Allowance for loan losses - end of period                                                    $ 112,385       $ 80,425
                                                                                             =========       ========

Portfolio loans outstanding at period end (1)                                              $ 5,302,603    $ 5,612,699
Average portfolio loans outstanding during period (1)                                        5,342,628      5,622,651

Allowance for loan losses as a percentage of portfolio loans                                      2.12 %         1.43 %
Ratio of net charge-offs during period to average portfolio loans (annualized)                    1.20           0.37
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)                        1.7 X          3.9 X
=========================================================================================================================

(1) Balances exclude mortgage loans held for sale.

The allowance for credit losses represents our estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments and is maintained at a level management considers to be adequate to absorb probable loan losses identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, which have not been specifically identified. Our evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates, and general economic factors, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. We have not substantively changed our overall approach in the determination of the allowance for loan losses in 2003 from 2002. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and an unallocated allowance. This methodology is discussed at length in our 2002 Annual Report on Form 10-K.

The allowance for loan losses was $112.4 million at March 31, 2003, an increase of $2.9 million compared to December 31, 2002. The higher allowance at March 31, 2003, reflects an increase in both the specific allocated and risk allocated reserves. At March 31, 2003 the allowance allocated to specific commercial and commercial real estate credits was $21.0 million, up from $18.7 million at December 31, 2002. The increase reflects an increase in classified credits (i.e., those internally risk rated as special mention, substandard or doubtful) and migration of such credits to higher risk ratings due primarily to the sluggish economy. Classified credits subject to specific reserves increased to $90.7 million at March 31, 2003 from $90.4 million at December 31, 2002.

The total risk allocated allowance was $87.4 million at March 31, 2003, up from $83.4 million at December 31, 2002. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $70.4 million at March 31, 2003 from $65.5 million at December 31, 2002. The increase reflected a higher level of classified and nonperforming loans, migration of loans to higher risk ratings as well as our assessment of current economic conditions within our local markets. The risk allocated allowance for residential real estate loans declined to $1.9 million at March 31, 2003, a decrease of $0.4 million from December 31, 2002, reflecting lower loan balances and a reduction in nonaccrual loans. Lower nonaccrual loan levels were due, in part, to the sale in January 2003 of $2.1 million of nonperforming residential mortgage loans from the F&M banks and the aforementioned sale of $2.8 million of nonperforming residential loans in March 2003. Even with the discounts taken for these sales, historical loss ratios in the residential mortgage portfolio remain very low. The risk allocated allowance for consumer loans declined to $15.1 million at March 31, 2003 from $15.6 million at December 31, 2002. The decline primarily reflected a decrease in nonaccrual loans and our continued expectation of stable net charge-offs in this portfolio, primarily due to a risk-adjusted pricing structure and aggressive collection efforts.

The unallocated allowance was $4.0 million at March 31, 2003, down $3.4 million from December 31, 2002. The decrease reflects our view that the inherent losses related to certain factors, such as general economic and business conditions and the possible imprecision due to changes in the portfolio mix, which we considered in our evaluation of the unallocated allowance at December 31, 2002 are now recognized at March 31, 2003 in the allocated allowance through increased specific reserves or migration to higher loss factors used in determining the risk allocated allowance.


NONPERFORMING ASSETS
The table below provides a summary of nonperforming assets as of March 31, 2003, December 31, 2002 and March 31, 2002. Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and other repossessed assets, primarily other real estate. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. Nonperforming assets totaled $93.3 million as of March 31, 2003, compared with $95.7 million as of December 31, 2002 and $80.1 million as of March 31, 2002.

--------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                          MARCH 31,        December 31,       March 31,
(in thousands)                                                              2003               2002              2002
--------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
 Nonaccrual Commercial:
  Commercial                                                              $ 49,275          $ 50,231          $ 28,679
  Commercial real estate                                                    20,433            19,301            16,802
  Small business                                                             1,459               813             1,417
                                                                          --------          --------          --------
    Total commercial                                                        71,167            70,345            46,898
 Nonaccrual Consumer:
  Direct                                                                     3,416             3,704             4,366
  Indirect                                                                   1,646             1,803             1,686
                                                                          --------          --------          --------
    Total consumer                                                           5,062             5,507             6,052
 Nonaccrual Mortgage                                                         7,878            10,865            15,048
                                                                          --------          --------          --------
    Total nonaccrual loans                                                  84,107            86,717            67,998
 Loans 90 days past due and still accruing                                     990               860             3,176
 Restructured loans                                                            ---               ---               336
                                                                          --------          --------          --------
    Total nonperforming loans                                               85,097            87,577            71,510
Other Repossessed Assets Acquired (ORAA)                                     8,226             8,094             8,600
                                                                          --------          --------          --------
    Total nonperforming assets                                            $ 93,323          $ 95,671          $ 80,110
                                                                          ========          ========          ========

Nonperforming assets as a percent of portfolio loans plus ORAA (1)            1.76 %            1.76 %            1.43 %
Nonperforming assets as a percent of total assets                             1.20              1.27              1.07
Allowance for loan loss as a percent of nonperforming loans                 132.07            125.00            112.47
Allowance for loan loss as a percent of nonperforming assets                120.43            114.42            100.39
==========================================================================================================================

(1) Portfolio loans exclude mortgage loans held for sale.

Nonperforming commercial loans comprised 84.6% of total nonaccrual loans at March 31, 2003, compared with 81.1% at December 31, 2002, and 69.0% at March 31, 2002. The increase in nonperforming commercial loans is reflected in the allowance for loan losses through specific and risk allocated allowances as of March 31, 2003. The allocated allowance for commercial and commercial real estate loans increased $7.2 million to $90.4 million at March 31, 2003 from December 31, 2002. We believe the risk of loss in the commercial real estate nonperforming loans is significantly less than the total principal balance, due to the nature of the underlying collateral and the value of such collateral in relation to the total credit exposure. These loans are generally for owner-occupied properties and the sources of repayment are not dependent on the performance of the real estate market.

Nonperforming loans in both the residential mortgage and consumer loan portfolios were down at March 31, 2003 from December 31, 2002. The lower level of nonperforming residential real estate loans primarily reflects the aforementioned sales of nonperforming residential mortgage loans, which totaled $4.9 million during the quarter. In the consumer portfolio, a change in asset mix, which included strong growth in home equity loans, has helped reduce nonperforming levels.

The level and composition of nonperforming assets are affected by economic conditions in our local markets. Nonperforming assets, charge-offs and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting our results. In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of March 31, 2003, such loans amounted to $157.1 million, or 3.0% of total portfolio loans, compared with $134.6 million, or 2.5%, of total portfolio loans as of December 31, 2002. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Certain of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at March 31, 2003 and 2002 as well as their effect on net income for the first quarter of 2003 and 2002 follows:

--------------------------------------------------------------------------------------------------------------------
IMPAIRED LOAN INFORMATION                                                                     Valuation Reserve
                                                                                          --------------------------
(in thousands)                                                  2003           2002           2003         2002
--------------------------------------------------------------------------------------------------------------------
Balances - March 31
 Impaired loans with valuation reserve                         $ 48,744       $ 49,103       $ 16,318     $ 14,390
 Impaired loans with no valuation reserve                        37,937         15,187            ---          ---
                                                               --------       --------       --------     --------
     Total impaired loans                                      $ 86,681       $ 64,290       $ 16,318     $ 14,390
                                                               ========       ========       ========     ========

 Impaired loans on nonaccrual basis                            $ 71,167       $ 46,898        $ 9,411     $ 10,975
 Impaired loans on accrual basis                                 15,514         17,392          6,907        3,415
                                                               --------       --------       --------     --------
     Total impaired loans                                      $ 86,681       $ 64,290       $ 16,318     $ 14,390
                                                               ========       ========       ========     ========

Average balance for the year                                   $ 81,597       $ 63,170
Interest income recognized for the quarter                          161            299
Cash collected applied to outstanding principal                     696            348
====================================================================================================================

DEPOSITS
Average deposits declined $71 million, or 1.2%, in the first three months of 2003 compared to the same period in 2002. Total deposits decreased $125 million to $5.812 billion at March 31, 2003 from $5.937 billion at year-end 2002. Deposits declined from December 31, 2002 primarily due to a seasonal decrease in commercial demand deposit accounts and lower time deposit balances. The deposit mix improved, however, with growth in core interest bearing checking deposits and declines in large denomination and consumer time deposits. The increase in core interest bearing checking deposits was driven by growth of an aggressively priced money market checking account product. Brokered and large denomination time deposits were down as we were less aggressive in pricing such deposits.

We gather deposits primarily in our local markets and have not traditionally relied on purchased funds for any significant funding. At March 31, 2003, we had approximately $674 million in brokered deposits and time deposits greater than $100,000 as an alternative source of funding, down $4 million from December 31, 2002. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. We continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS
Short-term borrowings are comprised primarily of Federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances and Treasury Tax and Loan notes. Average short-term borrowings decreased $17 million, or 7.4%, to $214.8 million during the first three months of 2003 from $232.0 million during the same period of 2002. The decrease primarily reflected reduced reliance on short-term borrowings as a funding source due to lower earning asset levels.

Long-term debt accounted for $690.1 million, or 11.7%, of average interest-bearing funds for the first three months of 2003, compared with $628.4 million, or 10.6%, of average interest-bearing funds for the same period in 2002. Total long-term debt of $750.6 million, at March 31, 2003, included $624.1 million of borrowings from the FHLB. Of the FHLB borrowings, $319.9 million matures at various times over the next five years, with the remainder maturing over the next 18 years. These borrowings are primarily used to fund our loan and investment portfolios.

In the first quarter of 2003, we issued $125 million of subordinated debt with a fixed coupon rate of 5.75% maturing on February 1, 2013. We also entered into a fair value hedge to hedge the interest rate risk on the subordinated debt. As of March 31, 2003, the notional value and fair value of the interest rate swap was $125 million and $1.7 million, respectively. Under the contract, we receive an average fixed rate of 4.36% and pay a variable rate equal to six month LIBOR. The weighted-average rate is 1.35% at March 31, 2003 and reprices every six months. The initial net interest spread on the swap contract is 3.01%, effectively reducing the net cost of borrowing from 5.75% to 2.74% for the first six month period.

Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle for us.


CAPITAL RESOURCES
We continue to maintain a strong capital position which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well capitalized" standards and all our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of March 31, 2003, December 31, 2002 and March 31, 2002 are presented below.

   ---------------------------------------------------------------------------------------------------------------
   CAPITAL RATIOS                                Regulatory
                                                 Minimum For
                                                    "Well            MARCH 31,       December 31,      March 31,
                                                 Capitalized"          2003             2002             2002
   ---------------------------------------------------------------------------------------------------------------
   Risk based capital:
     Tier I                                          6.0 %             9.2 %            9.2 %            10.2 %
     Total capital                                  10.0              12.6             10.4              11.4
   Tier I leverage                                   5.0               7.2              7.2               8.1
   ===============================================================================================================

Shareholders' equity at March 31, 2003 was $640.4 million, compared with $650.5 million at December 31, 2002 and $700.0 million as of March 31, 2002. Book value per common share at March 31, 2003, December 31, 2002 and March 31, 2002 was $14.79, $14.88 and $15.55, respectively. We declared and paid cash dividends of $0.285 per share in the first quarter of 2003, the same as declared in the first quarter of 2002. Shareholders' equity declined in the first quarter of 2003 as net income was more than offset by cash dividends and the capital requirements of our share repurchase program.

In October 2001, our board of directors approved a plan to repurchase up to 3,000,000 shares of our common stock from time to time in the market. During the first quarter of 2003, we purchased a total of 443,400 shares for $11.2 million. As of March 31, 2003, a total of 2,378,000 shares of common stock had been repurchased under the repurchase plan at an average price of $28.39. Our purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our board of directors.

LIQUIDITY AND DEBT CAPACITY
We monitor our liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Our subsidiary banks derive liquidity primarily through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, our subsidiary banks have access to market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members. Another source of liquidity is the ability of our parent company to borrow funds on both a short-term and long-term basis.

Our parent company has a $75 million short-term revolving credit facility with a group of unaffiliated banks and has used this facility for various corporate purposes from time to time. There were no borrowings outstanding under this credit facility as of March 31, 2003. Additionally, as discussed above, we issued, in the first quarter of 2003, $125 million of subordinated debt maturing on February 1, 2013. A portion of the proceeds from this new offering was used to repay amounts outstanding under our short-term revolving credit facility. The remainder of the net proceeds was used or is available for general corporate purposes. The related loan documentation requires semi-annual interest payments beginning in August 2003. Because it is subordinated debt, the new debt qualifies as a component of our capital, bolstering our overall capital ratios. The higher capital ratios are viewed favorably by regulators and credit rating agencies.

Recent downgrades by FitchRatings and Standard & Poor's Rating Service of our long-term credit rating to BBB from BBB+ due to asset quality deterioration and increased nonperforming assets are not expected to materially affect our liquidity position. Our short-term credit rating remained unchanged at F2 and A-2, respectively. Our strong capital position provides enough financial flexibility to deal with a degree of additional credit deterioration, if such were to occur.

We manage the liquidity of our subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities. We manage the liquidity of our parent company provide funds to pay dividends to shareholders, service debt, invest in subsidiaries and to satisfy other operating requirements. The primary sources of liquidity for the parent company are dividends and returns of investment from its subsidiaries. Our banking subsidiaries are currently unable to pay dividends to our parent company without further regulatory approval due to statutory restrictions resulting from our net loss in the third quarter of 2002. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as member banks of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. We expect that the dividend paying capacity of our bank subsidiaries will return to historical levels by the fourth quarter of 2003, although there can be no assurance to that effect.

We also have certain financial guarantees and letters of credit that may impact liquidity. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements. Further information on these commitments is presented in Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of our assets and liabilities differ significantly. Asset/liability management, which we use to address such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, we seek a structure that insulates net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity ("GAP") as of March 31, 2003 and 2002 is illustrated in the table on the following page.

As shown, our interest rate risk position at March 31, 2003 was asset sensitive in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $1.066 billion. Our interest rate risk position at March 31, 2002 was asset sensitive in the less than one-year time frame with rate sensitive assets exceeding rate sensitive liabilities by $458.3 million. Because liabilities tend to reprice more slowly than assets, application of GAP theory would suggest that with our asset sensitive position, our net interest income could rise if interest rates rise and could decrease in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables.

----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                            TOTAL
                                        1-90       91-180      181-365      WITHIN        1-5         Over
(dollars in millions)                   Days        Days        Days        1 YEAR       Years       5 Years      Total
----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2003
RATE SENSITIVE ASSETS (1)
 Loans (2)                              $ 2,725.9   $ 162.0    $  334.8    $ 3,222.7    $ 1,564.9   $   643.1    $ 5,430.7
 Investment securities                      170.4     128.4       260.7        559.5        704.2       588.9      1,852.6
 Short-term investments                       1.1       ---         ---          1.1          ---         ---          1.1
                                        ---------   -------    --------    ---------    ---------   ---------    ---------
  Total                                 $ 2,897.4   $ 290.4    $  595.5    $ 3,783.3    $ 2,269.1   $ 1,232.0    $ 7,284.4
                                        =========   =======    ========    =========    =========   =========    =========
RATE SENSITIVE LIABILITIES
 Deposits (3)                           $   650.7   $ 562.3    $  905.7    $ 2,118.7    $ 2,255.8   $   567.5    $ 4,942.0
 Other interest bearing liabilities         598.5       0.1         0.4        599.0        210.5       414.5      1,224.0
                                        ---------   -------    --------    ---------    ---------   ---------    ---------
  Total                                 $ 1,249.2   $ 562.4    $  906.1    $ 2,717.7    $ 2,466.3   $   982.0    $ 6,166.0
                                        =========   =======    ========    =========    =========   =========    =========

Period GAP (4)                          $ 1,648.2   $ (272.0)  $ (310.6)   $ 1,065.6     $ (197.2)    $ 250.0    $ 1,118.4
Cumulative GAP                            1,648.2    1,376.2    1,065.6                     868.4     1,118.4
Cumulative GAP to Total Assets            21.23 %     17.72 %     13.72 %      13.72 %      11.18 %     14.40%       14.40%
Multiple of Rate Sensitive Assets          2.32        0.52        0.66         1.39         0.92        1.25         1.18
to Liabilities
----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
RATE SENSITIVE ASSETS (1)
 Loans (2)                              $ 2,502.4   $  262.6   $  477.5    $ 3,242.5    $ 2,061.0     $ 419.1    $ 5,722.6
 Investment securities                      101.4       34.5       56.3        192.2        630.4       523.9      1,346.5
 Short-term investments                      32.9        ---        ---         32.9          ---         ---         32.9
                                        ---------   --------   --------    ---------    ---------   ---------    ---------
  Total                                 $ 2,636.7   $  297.1   $  533.8    $ 3,467.6    $ 2,691.4     $ 943.0    $ 7,102.0
                                        =========   ========   ========    =========    =========   =========    =========
RATE SENSITIVE LIABILITIES
 Deposits (3)                           $   873.2   $  626.5   $1,158.2    $ 2,657.9    $ 2,072.0     $ 320.1    $ 5,050.0
 Other interest bearing liabilities         326.3       25.0        0.1        351.4        171.1       308.4        830.9
                                        ---------   --------   --------    ---------    ---------   ---------    ---------
  Total                                 $ 1,199.5   $  651.5   $1,158.3    $ 3,009.3    $ 2,243.1     $ 628.5    $ 5,880.9
                                        =========   ========   ========    =========   ==========   =========    =========

Period GAP (4)                          $ 1,437.2   $ (354.4)  $ (624.5)   $   458.3      $ 448.3     $ 314.5    $ 1,221.1
Cumulative GAP                            1,437.2    1,082.8      458.3                     906.6     1,221.1
Cumulative GAP to Total Assets              19.21 %    14.47 %     6.13 %       6.13 %      12.12 %     16.32%       16.32%
Multiple of Rate Sensitive Assets            2.20       0.46       0.46         1.15         1.20        1.50         1.21
to Liabilities
============================================================================================================================

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2) Includes mortgage loans held for sale.
(3) Includes interest bearing savings and demand deposits of $715 million and $762 million in 2003 and 2002, respectively, in the less than one year category, and $1.981 billion and $1.694 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.
(4) GAP is the excess of rate sensitive assets (liabilities).

We are continually reviewing our interest rate risk position and modifying our strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, we use net interest income simulation modeling as our primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. We use these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences. We conduct periodic evaluations to measure net interest income sensitivity. Simulations were done after March 31, 2003 assuming a static balance sheet and flat interest rates as the base case. Compared to this base case, net interest income over the next twelve months should remain stable if interest rates rise within likely ranges, but may decline if interest rates decrease.

We may also, from time-to-time, use derivative contracts to help manage or hedge our exposure to interest rate risk and in conjunction with our mortgage banking operations. We currently use interest rate swaps, mortgage loan commitments and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the "counter-party") to exchange interest payment streams based upon an assumed principal amount (the "notional amount"). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. The interest rate swap contracts require semi-annual cash settlement beginning in August 2003. Further discussion of derivative instruments is included in Note 1 to the consolidated financial statements in our 2002 Annual Report on Form 10-K and in Note 8 to the consolidated financial statements presented in this report.

In February 2003, we entered into ten-year interest rate swap agreements for a notional amount totaling $125 million to effectively convert our new fixed rate subordinated debt into a variable rate instrument. Under this arrangement, we receive payment from the counter-party at a specified fixed-rate (4.36%) in exchange for payments to the counter-party at a specified floating rate index (six-month LIBOR --1.35% initially). Thus what was a fixed rate obligation before entering into the derivative arrangement was transformed into a variable rate obligation.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates also exposes us to interest rate risk during the period from loan funding until sale. To minimize this risk, we enter into mandatory forward commitments, generally entered into at time of application, to sell residential mortgage loans. These mandatory forward commitments are considered derivatives under SFAS 133. These forward commitments qualify and have been designated as fair value hedges of our portfolio of loans held for sale and our new mortgage loan commitments. Our policy to hedge our market rate risk with mandatory forward commitments has been highly effective and has not generated any material gains or losses. As of March 31, 2003, we had forward commitments to sell mortgage loans of $261.5 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2002 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.


ITEM 4. CONTROLS AND PROCEDURES
The management of Citizens Banking Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-14 of the Securities Exchange Act of 1934. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On March 28, 2003, the Board of Directors adopted an amendment and restatement of the Bylaws. Among the changes made are various amendments to provisions in the Bylaws governing the calling of special meetings of shareholders and the conduct of and procedure for shareholders to bring matters before an annual or special shareholders meeting. The amendments also update various provisions relating to indemnification of directors and officers, electronic communications and other matters reflected in changes made to applicable state law since the Bylaws were last revised. The Amended and Restated Bylaws are Exhibit 3.3 to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     3.3     Amended and Restated Bylaws dated March 28, 2003 (filed as Exhibit
             3.2 to Citizens Banking Corporation's 2002 Annual Report on Form 10-K and incorporated herein by reference)
     4.1 Indenture, dated as of January 27, 2003 among Citizens Banking Corporation and JPMorgan Chase Bank as Trustee (filed as Exhibit
             4.1 to Citizens Banking Corporation's registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference)
     4.2 Registration Rights Agreement dated as of January 27, 2003 among Citizens Banking Corporation and Morgan Stanley, Keefe, Bruyette &Woods, Inc., Robert W. Baird & Co,, Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments., as Initial Purchasers (filed as Exhibit 4.2 to Citizens Banking Corporation's registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference)
     10.17 Second Amendment to Employment Agreement between William R. Hartman and Citizens Banking Corporation dated January 23, 2003 (filed as
             Exhibit 10.17 to Citizens Banking Corporation's 2002 Annual Report on Form 10-K and incorporated herein by reference)
     99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
     99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
     (1) A report on Form 8-K was filed under Items 5 and 7 on January 21, 2003, announcing Citizens' results of operations for the three and twelve month periods ended December 31, 2002. The report also furnished information under Item 9.
     (2) A report on Form 8-K was filed under Items 5 and 7 on January 27, 2003, announcing the consummation of a subordinated debt issuance.
     (3) A report on Form 8-K was filed under Items 5 and 7 on March 14, 2003, announcing the distribution of Citizens' 2002 annual report to shareholders along with its proxy materials for its 2003 annual meeting of shareholders.

No financial statements were filed with any of these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date    May 12, 2003                  By  /s/ Charles D. Christy
    ---------------------                 -------------------------------------
                                          Charles D. Christy
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                            duly authorized officer)

                                          /s/ Daniel E. Bekemeier
                                          -------------------------------------
                                          Daniel E. Bekemeier
                                          Controller
                                          (Principal Accounting Officer)

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



Date: May 12, 2003


                                                       /s/ William R. Hartman
                                                       -------------------------
                                                       William R. Hartman
                                                       Chief Executive Officer

                                 CERTIFICATIONS


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



Date: May 12, 2003


                                                       /s/ Charles D. Christy
                                                       ------------------------
                                                       Charles D. Christy
                                                       Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------  -------------------------------------------------------------------

    99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
    99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002