Form 10-K/A
period 2002-12-31
CITIZENS BANKING CORP
filed 2003-06-10
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to __________________

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              MICHIGAN                                          38-2378932
-------------------------------------                   ------------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

  328 S. Saginaw Street, Flint, Michigan                         48502
------------------------------------------              ------------------------
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

Yes [X]  No [ ]

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

Yes [X]  No [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2002 was $1,260,719,708.

The number of shares outstanding of the Registrant's no par value Common Stock as of March 14, 2003 was 43,298,093.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Banking Corporation's 2002 Annual Report to Shareholders are incorporated by reference into Part I and II of this Annual Report on Form 10-K, as amended. Portions of Citizens Banking Corporation's Proxy Statement for its annual meeting of shareholders held April 15, 2003 are incorporated by reference into Part III of the Registrant's Annual Report on Form 10-K, as amended.

         This Form 10-K/A-1 is being filed to amend Part I, Item 1. "Business" (specifically, "General" and "Competition") and certain portions of Exhibit 13 "2002 Annual Report Information and Financial Statements" incorporated herein by reference (specifically, "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 6 and 17 of Notes to Consolidated Financial Information.

                                     PART I

ITEM 1.  BUSINESS

Unless the context indicates otherwise, all references in this Form 10-K, as amended, to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries. Our common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "CBCF." Our principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and our telephone number is (810) 766-7500. We maintain an internet website at www.citizensonline.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after we file each such report with, or furnish it to, the U.S. Securities and Exchange Commission. The information in our website does not constitute a part of this Form 10-K, as amended.

GENERAL

Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. We provide a full range of banking and financial services to individuals and businesses through our Citizens Bank and F&M Bank subsidiaries. We also provide wealth management services through Citizens Bank Wealth Management, N.A., and also through affiliate trust departments of F&M Bank - Wisconsin and F&M Bank - Iowa. We operate in the following three major business segments:

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

As of December 31, 2002, we had 2,520 full-time equivalent employees and conducted our operations through 188 banking offices, 208 ATM locations and 28 brokerage centers located in Michigan, Wisconsin, Iowa and Illinois. In Michigan, the primary market includes much of the central and southern parts of the state. In Wisconsin, the primary market area is the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. Other market areas are central Iowa and the western suburban market of Chicago, Illinois. Many of our offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, we are the largest bank, which we believe to be a competitive advantage.

At December 31, 2002 we directly or indirectly owned the following subsidiaries:

                                                                                          Total             Date
                                                  Principal             Number of         Assets         Acquired /
            Subsidiary                              Office               Offices      (in millions)     Established
-------------------------------------------------------------------------------------------------------------------
Citizens Bank (a)                                 Flint, MI                122           $5,071.0         01/01/82
Citizens Bank - Illinois, N.A.                    Berwyn, IL                 3              219.4         05/01/87
F&M Bancorporation, Inc.                         Kaukauna, WI                                             11/01/99
   F&M Bank - Wisconsin (a)                      Kaukauna, WI               52            1,813.7         01/03/00
   F&M Bank - Iowa (a)                         Marshalltown, IA             11              485.5         11/01/99
Citizens Bank Wealth Management, N.A.             Flint, MI                 (b)                (b)        03/01/02
------------------------------------------------------------------------------------------------------------------

(a)  Consolidated totals of the Bank include its non-bank subsidiaries.

(b) Citizens Bank Wealth Management conducts business at most Citizens Bank locations and had total assets under administration of $2.555 billion at December 31, 2002.

Citizens Bank, our principal bank subsidiary, directly owned the following non-bank subsidiaries:

     - CB Financial Services, Inc. (100% owned) - a seller of life insurance and annuity products to clients subject to certain restrictions,

     - Citizens Bank Mortgage Company, LLC (99% owned) - a provider of mortgage financing and servicing to individuals and businesses,

     - Citizens Title Services, Inc. (100% owned) - an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties including those occurring due to loan refinancing,

     - Citizens Commercial Leasing Corporation (100% owned) - a participant in high quality indirect lease participations,

     - Citizens Service Company, Inc (100% owned) - a holding company owning 1% of Citizens Bank Consumer Finance, LLC and 1% of Citizens Bank Mortgage Company, LLC.,

     - Citizens Bank Consumer Finance, LLC (99% owned) - a partnership established to provide indirect consumer lending services to clients in Citizens' markets, and

     - CB Capital Management, Inc. (100% owned) - a registered broker-dealer for our Golden Oak mutual funds.

F&M Bank - Wisconsin directly owned Pulaski Capital Corporation, a wholly owned nonbank subsidiary organized and existing under the laws of the State of Nevada that holds and manages the majority of F&M Bank - Wisconsin's investment portfolio. F&M Bank - Iowa directly owned Security Bancservices, Inc, a wholly owned non-bank subsidiary that sells property and casualty insurance to clients in the Wisconsin and Iowa markets.

Our loan sales and securitization activities are conducted within our subsidiary banks. Our bank in Michigan has been the bank that has coordinated and executed such transactions on behalf of our other subsidiaries. We sell substantially all of the fixed-rate single-family mortgage loans we originate, including adjustable-rate loans that convert to fixed-rate loans. These sales are accomplished through cash sales to Federal Home Loan Mortgage Corporation ("FHLMA"), Federal National Mortgage Association ("FNMA") and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, mortgage-backed securities ("MBSs") received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. From time to time, we also exchange fixed and variable rate mortgage loans held in portfolio for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are sold to third party investors or classified as held for sale in our investment security portfolio.

If MBSs are retained in the investment portfolio, any gain or loss at time of sale is recorded as a security gain or loss. All other gains or losses associated with sales of single-family mortgage loans are recorded as a component of mortgage banking revenue. Typically, we do not service the loans after they are sold or exchanged, but sell the mortgage servicing rights, in a separate transaction, before or at the time of the securitization. Sales or securitizations of mortgage loans through FHLMC and FNMA are done under terms that do not provide for any material recourse to us by the investor. We do not retain any interest in these securitized mortgage loans.

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

PRINCIPAL SOURCES OF REVENUE

The primary source of our revenue is interest income. The table below shows the amount of our total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

                                                                      Year Ended December 31,
                                                           -------------------------------------------
(in thousands)                                               2002              2001             2000
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                 $ 385,812        $ 492,437        $ 535,235
Interest and dividends on investment securities               76,748           79,348          $86,540
Other interest and noninterest income                        102,600          119,255           90,577
                                                           ---------        ---------        ---------

     Total revenues                                        $ 565,160        $ 691,040        $ 712,352
                                                           =========        =========        =========

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

COMPETITION

The financial services industry is highly competitive. Our banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of Bank One Corporation, Comerica Incorporated, National City Corporation, Fifth Third Bancorp, Marshall and Ilsley Corporation and Associated Banc-Corp, among others. They also actively compete with a variety of other financial service organizations including savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

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

Consistent with the requirements of the Bank Holding Company Act, our only lines of business consist of providing our customers with banking, trust and other financial services and products. These services include commercial banking through our four subsidiary banks, trust services through CB Wealth Management, N.A., mortgage origination and servicing through Citizens Bank Mortgage Company, LLC, equipment leasing through Citizens Commercial Leasing Corporation, brokerage and investment advisory services through CB Capital Management, Inc., property and casualty insurance brokerage services through Security Bancservices, Inc., life insurance and annuity products through CB Financial Services, Inc., title insurance through Citizens Title Services, Inc. and portfolio management services for the majority of F&M Bank - Wisconsin's investment portfolio through Pulaski Capital Corporation. Commercial banking activities account for substantially all of our gross revenues.

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

ECONOMIC FACTORS AND MONETARY POLICY

Our earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on our future profitability cannot be predicted with any certainty. The effect of the economy and changes in the Federal Funds rate on our net interest margin and net interest income in 2001 and 2002 and their potential affect on future periods is discussed in
Exhibit 13 on pages 31 through 34 under the caption "Net Interest Income" and is incorporated herein by reference. Our sensitivity to changes in interest rates and the potential affect of changes in interest rates on net interest income is presented in Exhibit 13 on pages 52 through 54 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" and is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Our primary exposure to environmental risk is through our trust services and our lending activities. In each instance, we have policies and procedures in place to mitigate our environmental risk exposures. With respect to lending activities, we require environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, we utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently we do not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or any of our subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in "Item 3. Legal Proceedings."

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from
Exhibit 13 on pages 27 through 57 of such document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated herein by reference from Exhibit 13 on pages 58 through 94 of such document.

Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 57 of such document under the caption "Table 14. Selected Quarterly Information."

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

     2. Financial Statement Schedules:
         All schedules are omitted - see Item 15(d) below.

     3. Exhibits:
         The exhibits listed on the "Exhibit Index" on pages 16 and 17 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
         A report on Form 8-K, dated October 18, 2002 and filed on October 22, 2002 announcing Citizens' results of operations for the three and nine month periods ending September 30, 2002 under items 5 and 9.

(c)  Exhibits:
         The "Exhibit Index" is filed herewith on pages 16 and 17 of this report and is incorporated herein by reference.

(d)  Financial Statement Schedules:
         All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANKING CORPORATION
(Registrant)

by /s/ William R. Hartman                              Date: June 6, 2003
-----------------------------------------------
William R. Hartman
Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, WILLIAM R. HARTMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF CITIZENS BANKING CORPORATION, CERTIFY THAT:

     1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Citizens Banking Corporation;

     2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. l to annual report (the "Evaluation Date"); and

          c) Presented in this Amendment No. 1 to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

                                                /s/ William R. Hartman
                                                --------------------------------
                                                William R. Hartman
                                                Chairman, President and Chief
                                                Executive Officer

I, CHARLES D. CHRISTY, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF CITIZENS BANKING CORPORATION, CERTIFY THAT:

     1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Citizens Banking Corporation;

     2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 to annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to annual report (the "Evaluation Date"); and

          c) Presented in this Amendment No. 1 to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Amendment No. 1 to annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

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

Exhibit
  No.                                  Exhibit
-------  -----------------------------------------------------------------------
 3.1     Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of Citizens' 2002 Second
            Quarter Quarterly Report on Form 10-Q).

 3.2     Amended and Restated Bylaws dated March 28, 2003.**

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

10.11*   Citizens Banking Corporation Amended and Restated Director's Deferred
            Compensation Plan.**

10.12*   Amended and Restated Citizens Banking Corporation Supplemental
            Retirement Benefits Plan for John W. Ennest (incorporated by reference from Exhibit 10.10 of Citizens' 2001 Annual Report on
            Form 10-K).

Exhibit
  No.                                      Exhibit
------   -----------------------------------------------------------------------
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

10.16*   First Amendment to Employment Agreement between William R. Hartman and Citizens Banking Corporation dated December 13, 2002**

10.17*   Second Amendment to Employment Agreement between William R. Hartman and Citizens Banking Corporation dated January 23, 2003**

11       Computation of Per Share Earnings (incorporated by reference from
            Exhibit 13 on page 82 of such document under the caption "Note
            15. Earnings Per Share").

13       Citizens Banking Corporation 2002 Annual Report - financial information pages 25 through 90 only (except as to portions expressly incorporated herein, said Annual Report information is included only for the information of the Commission).

21       Subsidiaries of the Registrant**

23       Consent of Ernst & Young LLP

99.1     Certification of Chief Executive Officer pursuant to U.S.C. Section
           1350

99.2     Certification of Chief Financial Officer pursuant to U.S.C. Section
           1350

-------------------------------------------------------------------------------

* Current management contracts or compensatory plans or arrangements.

** Filed with Citizens' Form 10-K for the fiscal year ended December 31, 2002.