Form 10-Q
period 2003-06-30
CITIZENS BANKING CORP
filed 2003-08-14
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2003
                               -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                                ------------------     -----------------


Commission file Number       000-10535
                       -----------------------

                          CITIZENS BANKING CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                         38-2378932
----------------------------------------                ------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

   328 S. Saginaw St., Flint, Michigan                            48502
----------------------------------------                ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                            X  Yes       No
                                                          -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                            X  Yes       No
                                                          -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at August 5, 2003
--------------------------                         -----------------------------
Common Stock, No Par Value                                43,258,196 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q


                                                                                              Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements................................................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................................ 13

     Item 3. - Quantitative and Qualitative Disclosures about Market Risk...................... 31

     Item 4. - Controls and Procedures......................................................... 31

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds........................................ 32

     Item 4 - Submission of Matters to a Vote of Security Holders.............................. 32

     Item 6 - Exhibits and Reports on Form 8-K................................................. 32

SIGNATURES..................................................................................... 33

EXHIBIT INDEX.................................................................................. 34

                         PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS





--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                            JUNE 30,            December 31,
(in thousands)                                                                             2003                  2002
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)            (Note 1)
ASSETS
  Cash and due from banks                                                              $   205,709             $   171,864
  Money market investments:
    Federal funds sold                                                                       4,000                  69,000
    Interest-bearing deposits with banks                                                     2,380                   2,332
                                                                                       -----------             -----------
        Total money market investments                                                       6,380                  71,332
  Securities available-for-sale:
    U.S. Treasury and federal agency securities                                          1,388,954                 942,643
    State and municipal securities                                                         441,257                 444,951
    Other securities                                                                        73,874                  69,687
                                                                                       -----------             -----------
        Total investment securities                                                      1,904,085               1,457,281
  Mortgage loans held for sale                                                             136,429                 160,743
  Loans:
    Commercial                                                                           3,012,740               3,111,208
    Real estate construction                                                               174,013                 262,363
    Real estate mortgage                                                                   512,522                 545,834
    Consumer                                                                             1,587,974               1,513,156
                                                                                       -----------             -----------
        Total loans                                                                      5,287,249               5,432,561
    Less: Allowance for loan losses                                                       (125,992)               (109,467)
                                                                                       -----------             -----------
        Net loans                                                                        5,161,257               5,323,094
  Premises and equipment                                                                   113,545                 117,704
  Goodwill                                                                                  54,785                  54,785
  Other intangible assets                                                                   18,413                  19,862
  Bank owned life insurance                                                                 79,462                  78,434
  Other assets                                                                             105,859                  66,935
                                                                                       -----------             -----------
TOTAL ASSETS                                                                           $ 7,785,924             $ 7,522,034
                                                                                       ===========             ===========

LIABILITIES
  Noninterest-bearing deposits                                                         $   904,447             $   900,674
  Interest-bearing deposits                                                              4,755,312               5,036,239
                                                                                       -----------             -----------
        Total deposits                                                                   5,659,759               5,936,913

  Federal funds purchased and securities sold
    under agreements to repurchase                                                         437,418                 223,289
  Other short-term borrowings                                                               27,397                  79,062
  Other liabilities                                                                         74,525                  32,988
  Long-term debt                                                                           947,657                 599,313
                                                                                       -----------             -----------
        Total liabilities                                                                7,146,756               6,871,565

SHAREHOLDERS' EQUITY
  Preferred stock - no par value                                                               ---                     ---
  Common stock - no par value                                                              101,723                 112,253
  Retained earnings                                                                        499,044                 495,570
  Other accumulated comprehensive net income                                                38,401                  42,646
                                                                                       -----------             -----------
        Total shareholders' equity                                                         639,168                 650,469
                                                                                       -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 7,785,924             $ 7,522,034
                                                                                       ===========             ===========
--------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                         Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
(in thousands, except per share amounts)                               2003         2002            2003           2002
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                        $  82,519     $  96,825        $ 167,023     $ 196,988
  Interest and dividends on investment securities:
      Taxable                                                          17,107        14,602           31,541        26,971
      Tax-exempt                                                        5,045         5,335           10,229        10,719
  Money market investments                                                 12           231               99           590
                                                                    ---------     ---------        ---------     ---------
         Total interest income                                        104,683       116,993          208,892       235,268
                                                                    ---------     ---------        ---------     ---------
INTEREST EXPENSE
  Deposits                                                             22,522        32,865           47,559        67,435
  Short-term borrowings                                                 1,414           904            2,034         1,869
  Long-term debt                                                        7,827         7,815           14,873        15,596
                                                                    ---------     ---------        ---------     ---------
         Total interest expense                                        31,763        41,584           64,466        84,900
                                                                    ---------     ---------        ---------     ---------
NET INTEREST INCOME                                                    72,920        75,409          144,426       150,368
Provision for loan losses                                              25,650         9,400           44,642        14,650
                                                                    ---------     ---------        ---------     ---------
         Net interest income after provision for loan losses           47,270        66,009           99,784       135,718
                                                                    ---------     ---------        ---------     ---------
NONINTEREST INCOME
  Service charges on deposit accounts                                   7,549         6,515           14,139        13,147
  Trust fees                                                            4,324         5,030            8,544         9,888
  Mortgage and other loan income                                        5,409         2,872           10,563         6,897
  Brokerage and investment fees                                         1,914         2,633            3,682         4,683
  Bankcard fees                                                           814         1,929            1,549         4,687
  Investment securities gains (losses)                                     11           (59)              59           (57)
  Gain on sale of merchant business                                       ---         5,400              ---         5,400
  Gain on securitized mortgages                                           ---         2,436              ---         2,436
  Other                                                                 4,826         3,859            9,598         8,260
                                                                    ---------     ---------        ---------     ---------
         Total noninterest income                                      24,847        30,615           48,134        55,341
                                                                    ---------     ---------        ---------     ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                                       31,400        31,844           61,512        64,044
  Equipment                                                             3,869         4,956            8,038         9,814
  Occupancy                                                             4,314         4,584            9,009         9,199
  Professional services                                                 3,959         3,354            7,667         6,189
  Data processing services                                              3,058         3,250            6,374         6,375
  Postage and delivery                                                  1,683         1,757            3,361         3,515
  Advertising and public relations                                        623         1,856            2,672         3,687
  Bankcard expenses                                                        91         1,571              182         3,653
  Other                                                                 7,364         8,349           14,127        16,236
                                                                    ---------     ---------        ---------     ---------
         Total noninterest expense                                     56,361        61,521          112,942       122,712
                                                                    ---------     ---------        ---------     ---------
INCOME BEFORE INCOME TAXES                                             15,756        35,103           34,976        68,347
Income tax provision                                                    2,542         9,764            6,704        18,905
                                                                    ---------     ---------        ---------     ---------
NET INCOME                                                          $  13,214     $  25,339        $  28,272     $  49,442
                                                                    =========     =========        =========     =========
NET INCOME PER SHARE:
  Basic                                                             $    0.30     $    0.57        $    0.65     $    1.10
  Diluted                                                                0.30          0.56             0.65          1.09
CASH DIVIDENDS DECLARED PER SHARE                                       0.285         0.285            0.570         0.560
AVERAGE SHARES OUTSTANDING:
  Basic                                                                43,248        44,789           43,376        44,925
  Diluted                                                              43,478        45,282           43,612        45,642

--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)                             OTHER
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                   Accumulated
                                                                        Common      Retained   Comprehensive
(in thousands except per share amounts)                                 Stock       Earnings     Net Income      Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002                                                $ 135,729     $ 545,410     $ 33,545     $ 714,684
  Comprehensive income:
     Net loss                                                                          (45,929)                   (45,929)
     Other comprehensive income:
         Net unrealized gain on securities available-for-sale,
           net of tax effect of $6,538                                                               12,142
         Less: Reclassification adjustment for net gains included
           in net income, net of tax effect of $16                                                      (29)       12,113
                                                                                                   --------     ---------
              Total comprehensive income                                                                          (33,816)
  Exercise of stock options, net of shares purchased                          50                                       50
  Net change in deferred compensation, net of tax effect                      54                                       54
  Cash dividends - $0.285 per share                                                    (12,719)                   (12,719)
                                                                       ---------     ---------     --------     ---------
BALANCE - SEPTEMBER 30, 2002                                           $ 135,833     $ 486,762     $ 45,658     $ 668,253

  Comprehensive income:
     Net income                                                                         21,525                     21,525
     Other comprehensive income:
         Net unrealized loss on securities available-for-sale,
           net of tax effect of $(2,343)                                                             (4,352)
         Less: Reclassification adjustment for net gains included
           in net income, net of tax effect of $4                                                        (8)
         Minimum pension liability                                                                    1,348        (3,012)
                                                                                                   --------     ---------
              Total comprehensive income                                                                           18,513
  Exercise of stock options, net of shares purchased                         131                                      131
  Shares acquired for retirement                                         (23,776)                                 (23,776)
  Net change in deferred compensation, net of tax effect                      65                                       65
  Cash dividends - $0.285 per share                                                    (12,717)                   (12,717)
                                                                       ---------     ---------     --------     ---------
BALANCE - DECEMBER 31, 2002                                            $ 112,253     $ 495,570     $ 42,646     $ 650,469
  Comprehensive income:
     Net income                                                                         15,058                     15,058
     Other comprehensive income:
         Net unrealized loss on securities available-for-sale,
           net of tax effect of $(2,007)                                                             (3,728)
         Less: Reclassification adjustment for net gains included
           in net income, net of tax effect of $17                                                      (31)       (3,759)
                                                                                                   --------     ---------
              Total comprehensive income                                                                           11,299
  Exercise of stock options, net of shares purchased                       1,991                                    1,991
  Shares acquired for retirement                                         (11,177)                                 (11,177)
  Net change in deferred compensation, net of tax effect                      47                                       47
  Stock issued for compensation                                              200                                      200
  Cash dividends - $0.285 per share                                                    (12,455)                   (12,455)
                                                                       ---------     ---------     --------     ---------
BALANCE - MARCH 31, 2003                                               $ 103,314     $ 498,173     $ 38,887     $ 640,374
  Comprehensive income:
     Net income                                                                         13,214                     13,214
     Other comprehensive income:
         Net unrealized loss on securities available-for-sale,
           net of tax effect of $(258)                                                                 (479)
         Less: Reclassification adjustment for net gains included
           in net income, net of tax effect of $4                                                        (7)         (486)
                                                                                                   --------     ---------
               Total comprehensive income                                                                          12,728
  Exercise of stock options, net of shares purchased                       1,428                                    1,428
  Shares acquired for retirement                                          (3,051)                                  (3,051)
  Net change in deferred compensation, net of tax effect                      32                                       32
  Cash dividends - $0.285 per share                                                    (12,343)                   (12,343)
                                                                       ---------     ---------     --------     ---------
BALANCE - JUNE 30, 2003                                                $ 101,723     $ 499,044     $ 38,401     $ 639,168
                                                                       =========     =========     ========     =========
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES                                                 Six Months Ended
                                                                                                  June 30,
(in thousands)                                                                           2003                 2002
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                          $  28,272              $  49,442
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                          44,642                 14,650
      Depreciation                                                                        7,151                  8,167
      Amortization of intangibles                                                         1,449                  1,449
      Net amortization on investment securities                                           3,066                    315
      Investment securities gains                                                           (59)                (2,379)
      Loans originated for sale                                                        (691,161)              (393,253)
      Proceeds from loan sales                                                          722,238                467,398
      Net gain from loan sales                                                           (6,763)                (3,364)
      Other                                                                              12,092                 16,766
                                                                                      ---------              ---------
      Net cash provided by operating activities                                         120,927                159,191

INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                                    64,952                (14,606)
  Securities available-for-sale:
      Proceeds from sales                                                                 1,396                 65,989
      Proceeds from maturities                                                          322,320                117,749
      Purchases                                                                        (780,058)              (358,496)
  Net decrease in loans                                                                 117,195                190,558
  Net increase in premises and equipment                                                 (2,992)                (4,522)
                                                                                      ---------              ---------
         Net cash provided by (used in) investing activities                           (277,187)                (3,328)

FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings deposits                                (40,351)                20,963
  Net decrease in time deposits                                                        (236,803)              (120,151)
  Net increase (decrease) in short-term borrowings                                      162,464                (56,187)
  Proceeds from issuance of long-term debt                                              370,332                 26,000
  Principal reductions in long-term debt                                                (30,209)               (25,551)
  Cash dividends paid                                                                   (24,798)               (25,223)
  Proceeds from stock options exercised                                                   3,419                  6,381
  Shares acquired for retirement                                                        (14,228)               (26,520)
  Shares issued for compensation                                                            200                    ---
  Net change in deferred compensation, net of tax effect                                     79                    148
                                                                                      ---------              ---------
      Net cash provided by (used in) financing activities                               190,105               (200,140)
                                                                                      ---------              ---------

Net increase (decrease) in cash and due from banks                                       33,845                (44,277)
Cash and due from banks at beginning of period                                          171,864                224,416
                                                                                      ---------              ---------

Cash and due from banks at end of period                                              $ 205,709              $ 180,139
                                                                                      =========              =========
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2002 Annual Report on Form 10-K.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
(in thousands, except per share amounts)                        2003            2002            2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                       $13,214        $ 25,339         $28,272        $ 49,442
Less pro forma expense related to options granted                (511)           (646)         (1,067)         (1,119)
                                                              -------        --------         -------        --------
Pro forma net income                                          $12,703        $ 24,693         $27,205        $ 48,323
                                                              =======        ========         =======        ========

Net income per share:
   Basic - as reported                                          $0.30           $0.57           $0.65           $1.10
   Basic - pro forma                                             0.29            0.55            0.63            1.08
   Diluted - as reported                                         0.30            0.56            0.65            1.09
   Diluted - pro forma                                           0.29            0.54            0.62            1.06
-------------------------------------------------------------------------------------------------------------------------

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149") which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, and amends certain other existing pronouncements. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. These changes required by SFAS 149 are not expected to have a material impact on Citizens' results of operations, financial position, or liquidity.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation, as applied to VIE's created after January 31, 2003, became effective upon issuance in January 2003. For VIE's created before February 1, 2003, the provisions of Fin 46 become effective for Citizens in the first interim period after June 15, 2003. Citizens adopted the provisions of FIN 46 effective January 1, 2003. Based on Citizens' current understanding of FIN 46, the adoption of this interpretation for new and pre-existing VIE's did not nor is it expected to materially impact Citizens' financial position, results of operations or cash flows.


NOTE 3. SPECIAL CHARGE
In the third quarter of 2002, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax) that included restructuring and impairment costs associated with the reorganization of our consumer, business and wealth management lines of business. The reorganization resulted from a detailed review of our consumer banking, business banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 140 employees. Displaced employees are offered severance packages and outplacement assistance. Additionally, twelve banking offices were closed in the fourth quarter of 2002 and six additional offices were closed during the second quarter of 2003.

The following provides details on the special charge and the related remaining liability as of June 30, 2003.



                                                       Original
                                                       Reserve/    2002         Reserve             2003             Reserve
                                                                 ---------      Balance     -----------------------  Balance
                                                       Special      Net       December 31,    Cash       Noncash     June 30,
(in thousands)                                          Charge   Activity(1)     2002       Payments   Reductions(2)   2003
----------------------------------------------------------------------------------------------------------------------------
Employee benefits and severance                        $  8,072   $ (3,791)    $ 4,281     $ (2,411)     $ (315)    $ 1,555
Professional fees                                         2,369     (1,961)        408          (82)         (5)        321
Facilities and lease impairment                           2,358     (2,036)        322          (26)        ---         296
Contract termination fees and write-off of
    obsolete equipment, software and supplies             1,008       (826)        182          ---         (40)        142
                                                       --------   --------     -------     --------      ------     -------
       Total                                           $ 13,807   $ (8,614)    $ 5,193     $ (2,519)     $ (360)    $ 2,314
                                                       ========   ========     =======     ========      ======     =======
----------------------------------------------------------------------------------------------------------------------------

(1)Includes cash payments of $6,134,000 and a reversal of $404,600 for items included in the original charge that are no longer expected to be paid -- primarily employee benefits and severance and professional fees.

(2)Includes a reversal of $320,000 for employee benefits, severance and professional fees included in the original charge that are no longer expected to be paid.



NOTE 4. OTHER INTANGIBLE ASSETS
Citizens' other intangible assets as of June 30, 2003, December 31, 2002 and June 30, 2002 are shown in the table below.

---------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,      December 31,       June 30,
(in thousands)                                                           2003            2002             2002
---------------------------------------------------------------------------------------------------------------------
Core deposit intangibles                                              $ 28,989         $ 28,989         $ 28,989
Accumulated amortization                                                10,609            9,160            7,710
                                                                      --------         --------         --------
   Net core deposit intangibles                                         18,380           19,829           21,279
Minimum pension liability                                                   33               33            3,304
                                                                      --------         --------         --------
   Total other intangibles                                            $ 18,413         $ 19,862         $ 24,583
                                                                      ========         ========         ========
---------------------------------------------------------------------------------------------------------------------


The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.


NOTE 5. LINES OF BUSINESS INFORMATION
Citizens is managed along the following business lines: Business Banking, Consumer Banking, Wealth Management, and Other. In 2003, Citizens allocated its core deposit intangible and the related amortization to the Business Banking and Consumer Banking business lines. The core deposit intangible and the related amortization was previously recorded in the

Other business line. Prior period information has been restated to reflect this change. Selected line of business segment information, as adjusted, for the three- and six-month periods ended June 30, 2003 and 2002 is provided below. There are no significant intersegment revenues.

----------------------------------------------------------------------------------------------------------------------------------
                                                                 Business    Consumer       Wealth
(in thousands)                                                   Banking      Banking     Management       Other         Total
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2003
Net interest income (taxable equivalent)                         $ 31,839     $ 39,005      $     51     $  5,378        $ 76,273
Provision for loan losses                                          22,586        3,313           ---         (249)         25,650
                                                                 --------     --------      --------     --------        --------
   Net interest income after provision                              9,253       35,692            51        5,627          50,623
Noninterest income                                                  4,040       14,055         5,603        1,149          24,847
Noninterest expense                                                16,182       34,150         5,475          554          56,361
                                                                 --------     --------      --------     --------        --------
   Income before income taxes                                      (2,889)      15,597           179        6,222          19,109
Income tax (benefit) expense (taxable equivalent)                  (1,054)       5,453            59        1,437           5,895
                                                                 --------     --------      --------     --------        --------
   Net income                                                    $ (1,835)    $ 10,144      $    120     $  4,785        $ 13,214
                                                                 ========     ========      ========     ========        ========
Average Assets (in millions)                                     $  3,050     $  3,090      $     14     $  1,655        $  7,809
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2002
Net interest income (taxable equivalent)                         $ 35,174     $ 38,687      $     22     $  5,139        $ 79,022
Provision for loan losses                                           7,345        2,732           ---         (677)          9,400
                                                                 --------     --------      --------     --------        --------
   Net interest income after provision                             27,829       35,955            22        5,816          69,622
Noninterest income                                                  4,374       17,957         6,359        1,925          30,615
Noninterest expense                                                18,040       37,624         4,511        1,346          61,521
                                                                 --------     --------      --------     --------        --------
   Income before income taxes                                      14,163       16,288         1,870        6,395          38,716
Income tax expense (taxable equivalent)                             4,958        5,692           654        2,073          13,377
                                                                 --------     --------      --------     --------        --------
   Net income                                                    $  9,205     $ 10,596      $  1,216     $  4,322        $ 25,339
                                                                 ========     ========      ========     ========        ========
Average Assets (in millions)                                     $  3,398     $  2,682      $      4     $  1,449        $  7,533
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                 Business     Consumer      Wealth
(in thousands)                                                   Banking      Banking     Management       Other          Total
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2003
Net interest income (taxable equivalent)                        $ 66,662     $ 74,861      $     68      $  9,664        $151,255
Provision for loan losses                                         38,084        6,729           ---          (171)         44,642
                                                                --------     --------      --------      --------        --------
   Net interest income after provision                            28,578       68,132            68         9,835         106,613
Noninterest income                                                 8,362       26,604        10,925         2,243          48,134
Noninterest expense                                               30,168       67,153        10,003         5,618         112,942
                                                                --------     --------      --------      --------        --------
   Income before income taxes                                      6,772       27,583           990         6,460          41,805
Income tax expense (taxable equivalent)                            2,372        9,646           343         1,172          13,533
                                                                --------     --------      --------      --------        --------
   Net income                                                   $  4,400     $ 17,937      $    647      $  5,288        $ 28,272
                                                                ========     ========      ========      ========        ========
Average Assets (in millions)                                    $  3,107     $  2,839      $      8      $  1,679        $  7,633
                                                                ========     ========      ========      ========        ========
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2002
Net interest income (taxable equivalent)                        $ 69,679     $ 77,617      $    239      $ 10,086        $157,621
Provision for loan losses                                         10,436        5,475           ---        (1,261)         14,650
                                                                --------     --------      --------      --------        --------
   Net interest income after provision                            59,243       72,142           239        11,347         142,971
Noninterest income                                                 8,727       31,617        12,259         2,738          55,341
Noninterest expense                                               34,717       72,844         8,655         6,496         122,712
                                                                --------     --------      --------      --------        --------
   Income before income taxes                                     33,253       30,915         3,843         7,589          75,600
Income tax expense (taxable equivalent)                           11,641       10,811         1,345         2,361          26,158
                                                                --------     --------      --------      --------        --------
   Net income                                                   $ 21,612     $ 20,104      $  2,498      $  5,228        $ 49,442
                                                                ========     ========      ========      ========        ========
Average Assets (in millions)                                    $  3,398     $  2,755      $      5      $  1,391        $  7,549
                                                                ========     ========      ========      ========        ========
---------------------------------------------------------------------------------------------------------------------------------

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of June 30, 2003, December 31, 2002 and June 30, 2002 are presented below.

--------------------------------------------------------------------------------------------------------------------------

                                                                              JUNE 30,      December 31,      June 30,
 (in thousands)                                                                 2003            2002            2002
--------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances (a)                                            $788,953        599,139       $629,319
Subordinated debt:
     Notes maturing February 2013(b)                                            132,779            ---            ---
     Deferrable interest debenture maturing June 2033(c)                         25,774            ---            ---
Other borrowed funds                                                                151            174            229
                                                                               --------       --------       --------
     Total long-term debt                                                      $947,657       $599,313       $629,548
                                                                               ========       ========       ========
--------------------------------------------------------------------------------------------------------------------------

(a) At June 30, 2003, rates on FHLB advances are fixed and variable ranging from 1.31% to 7.10% maturing in 2003 through 2021. In 2002 rates on FHLB advances were fixed and variable ranging from 1.90% to 7.10% maturing in 2002 through 2021. The majority of the fixed rate FHLB advances are convertible to a floating rate at the option of the Federal Home Loan Bank.

(b) On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes maturing February 1, 2013. Citizens also entered into a interest rate swap to hedge the interest rate risk on the subordinated debt. As of June 30, 2003, the notional value and fair value of the hedge was $125 million and $8.2 million, respectively. Under the contract, we receive an average fixed rate of 4.36% and pay a variable rate equal to six month LIBOR. The weighted average rate is 1.35% at June 30, 2003 and reprices every six months. The initial spread on the swap contract is 3.01%, effectively reducing the net cost of borrowing from 5.75% to 2.74% for the first six month period. Issuance costs of $1.3 million were incurred related to the debt issuance. These costs have been capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over 10 years as a component of interest expense. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

(c) On June 26, 2003, Citizens issued $25 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the "Debenture") issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. The initial interest rate is 4.16%. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in the right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $490,000 were incurred related to the issuance. These costs have been capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over five years as a component of interest expense. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in 30 years after issuance. For regulatory purposes, these trust preferred securities qualify under the risk-based capital guidelines as Tier 1 supplementary capital.

NOTE 7. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
 (in thousands, except per share amounts)                         2003          2002           2003          2002
---------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income
  available to common shareholders                               $13,214      $25,339        $28,272        $49,442

DENOMINATOR:
Basic earnings per share -- weighted average shares               43,248       44,789         43,376         44,925
Effect of dilutive securities -- potential conversion
  of employee stock options                                          230          493            236            537
Diluted earnings per share -- adjusted weighted-average
  shares and assumed conversions                                  43,478       45,282         43,612         45,462

    BASIC EARNINGS PER SHARE                                     $  0.30      $  0.57        $  0.65        $  1.10

    DILUTED EARNINGS PER SHARE                                   $  0.30      $  0.56        $  0.65        $  1.09
---------------------------------------------------------------------------------------------------------------------

During the second quarter of 2003, employees exercised stock options to acquire 85,969 shares at an average exercise price of $16.61 per share.


NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

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

Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. At June 30, 2003, Citizens had interest rate swaps with a notional value of $125 million. The fair value of the swaps was $8.2 million as of June 30, 2003. Citizens receives an average fixed rate of 4.36% and pays a variable rate based on six-month LIBOR. The contracts terminate on February 1, 2013.

NOTE 9. OBLIGATIONS UNDER STANDBY LETTERS OF CREDIT AND OTHER CONTINGENT GUARANTEES
In the normal course of business Citizens provides financial and performance standby letters of credit to its clients. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for services provided or to facilitate the shipment of goods. Performance standby letters of credit are irrevocable guarantees to make payment in the event a specified third party fails to perform under a nonfinancial contractual obligation. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens' normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on management's assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under standby letters of credit follow:

------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,        December 31,
(in thousands)                                                           2003             2002
------------------------------------------------------------------------------------------------------
CONTINGENT GUARANTEES:
   Financial standby letters of credit                                  $ 32,479          $ 28,783
   Performance standby letters of credit                                   7,353             7,613
------------------------------------------------------------------------------------------------------


NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of other accumulated comprehensive income, net of tax, for the three and six month periods ended June 30, 2003 and 2002 are presented below.


------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
(in thousands)                                                          2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $ 38,887        $ 16,062        $ 42,646       $ 20,553

Net unrealized gain (loss) on securities for the quarter,
net of tax effect of  $(258) in 2003 and $10,246 in 2002                   (479)         19,028
  Less: Reclassification adjustment for net gains effect
  included in net income for the quarter, net of tax
  of $4 in 2003 and $832 in 2002                                             (7)         (1,545)
Net unrealized gain (loss) on securities for the period,
net of tax effect of  $(2,265) in 2003 and $7,828 in 2002                                                (4,207)        14,538
  Less: Reclassification adjustment for net gains included
  in net income for the period, net of tax effect of $21 in
  2003 and $833 in 2002                                                                                     (38)        (1,546)
                                                                       --------        --------        --------       --------
Accumulated other comprehensive income, net of tax                     $ 38,401        $ 33,545        $ 38,401       $ 33,545
                                                                       ========        ========        ========       ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                  FOR THE QUARTER ENDED
                                                          -------------------------------------------------------------------------
                                                           JUNE 30,      MARCH 31,      DECEMBER 31,    SEPTEMBER 30,     JUNE 30,
                                                            2003           2003             2002            2002             2002
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                           $ 104,683     $ 104,209       $ 112,558      $ 115,558       $ 116,993
  Net interest income                                          72,920        71,506          76,232         75,182          75,409
  Provision for loan losses                                    25,650        18,992          16,300         89,250           9,400
  Noninterest income                                           24,847        23,287          26,701         19,734          30,615
  Noninterest expense                                          56,361        56,581          57,126         79,545(1)       61,521
  Income tax provision (benefit)                                2,542         4,162           7,982        (27,950)          9,764
  Net income (loss)                                            13,214        15,058          21,525        (45,929)         25,339
  Cash dividends                                               12,343        12,455          12,717         12,719          12,818
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Basic net income (loss)                                   $    0.30     $    0.35       $    0.49      $   (1.03)      $    0.57
  Diluted net income (loss)                                      0.30          0.34            0.48          (1.03)           0.56
  Cash dividends                                                0.285         0.285           0.285          0.285           0.285
  Market value (end of period)                                  27.01         23.62           24.78          24.17           28.98
  Book value (end of period)                                    14.77         14.79           14.88          14.97           16.02
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END (MILLIONS)
  Assets                                                    $   7,786     $   7,765       $   7,522      $   7,614       $   7,547
  Portfolio Loans (2)                                           5,287         5,303           5,433          5,524           5,567
  Deposits                                                      5,660         5,812           5,937          5,904           5,866
  Shareholders' equity                                            639           640             650            668             715
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)
  Assets                                                    $   7,809     $   7,454       $   7,564      $   7,616       $   7,533
  Portfolio Loans (2)                                           5,253         5,343           5,470          5,577           5,536
  Deposits                                                      5,723         5,853           5,922          5,951           5,900
  Shareholders' equity                                            639           643             654            711             702
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS (ANNUALIZED)
  Return on average assets                                       0.68%         0.82%           1.13%         (2.39)%          1.35%
  Return on average shareholders' equity                         8.29          9.50           13.06         (25.63)          14.48
  Net interest margin (FTE)                                      4.17          4.33            4.49           4.40            4.45
  Efficiency ratio                                              55.74         57.58           53.61          80.75           56.11
  Net loans charged off to average loans                         0.92          1.20            0.80           4.70            0.68
  Average equity to average assets                               8.18          8.63            8.65           9.34            9.32
  Allowance for loan losses as a percent of loans                2.38          2.12            2.02           1.89            1.45
  Nonperforming assets to loans plus ORAA (end of period)        1.82          1.76            1.76           1.95            1.57
  Nonperforming assets to total assets (end of period)           1.24          1.20            1.27           1.42            1.16
  Leverage ratio                                                 7.20          7.21            7.18           7.26            8.09
  Tier 1 capital ratio                                           9.55          9.15            9.18           9.27           10.18
  Total capital ratio                                           13.10         12.59           10.43          10.52           11.43
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes special charge of $13.8 million -- see Note 3 to the consolidated financial statements included in this report.

(2)  Balances exclude mortgage loans held for sale.

INTRODUCTION
The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three and six month periods ended June 30, 2003 and should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and the audited consolidated financial statements and notes contained in our 2002 Annual Report on Form 10-K. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

FORWARD -LOOKING STATEMENTS
Discussions in this quarterly report that are not statements of historical fact (including statements that include terms such as "believe", "expect", and "anticipate") are forward-looking statements that involve risks and uncertainties, and our actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in our loan portfolios and the resulting credit risk-related losses and expenses, our future lending and collections experience and the potential inadequacy of our loan loss reserves, interest rate fluctuations and other adverse changes in economic or financial market conditions, the potential inability to hedge certain risks economically, adverse changes in competition and pricing environments, our potential failure to maintain or improve loan quality levels and origination volume, our potential inability to continue to attract core deposits, the potential lack of market acceptance of our products and services, adverse changes in our relationship with major customers, unanticipated technological changes that require major capital expenditures, adverse changes in applicable laws and regulatory requirements, unanticipated environmental liabilities or costs, our potential inability to integrate acquired operations or complete our restructuring, the effects of terrorist attacks and potential attacks, our success in managing the risks involved in the foregoing, and other risks and uncertainties detailed in this report and from time to time in our other filings with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS

EARNINGS SUMMARY
Citizens earned net income of $13,214,000, or $0.30, per diluted share for the three months ended June 30, 2003, compared with net income of $25,339,000, or $0.56 per diluted share, for the same quarter of 2002. Returns on average assets and average equity for the quarter were 0.68% and 8.29%, respectively, compared with 1.35% and 14.48%, respectively, in 2002. For the six months ended June 30, 2003, net income was $28,272,000 or $0.65 per diluted share, compared to $49,442,000 or $1.09 per diluted share for the same period of 2002. Returns on average assets and average equity during the first six months of 2003 were 0.75% and 8.89%, respectively, compared with 1.32% and 14.22%, respectively, in 2002.

Net income for the three and six months ended June 30, 2003 declined from the comparable periods in 2002 due to a higher loan loss provision, lower net interest income and noninterest income, partially offset by lower noninterest expense and income taxes. The second quarter provision for loan losses of $25.7 million represented a $16.3 million or 173% increase over the same quarter a year ago. For the six months ended June 30, 2003, the provision for loan losses was $44.6 million compared with $14.7 million for the same period in 2002. The increase in provision expense was due to an unanticipated credit-related charge-off of $11.5 million in the first quarter of 2003 and risk rating downgrades in the commercial portfolio in the second quarter of 2003, which caused an additional $18.5 million of formula reserves. The $11.5 million charge-off was on a single credit in which collateral value was materially overstated (based on borrowing base reports falsified by the borrower). Net interest income decreased in both the three and six month periods primarily due to a lower net interest margin. Gains recorded in the second quarter of 2002 for the sale of our merchant services business and from the sale of securitized mortgages contributed to the decline in noninterest income. The decrease in noninterest expense in both the three and six month periods primarily reflected lower bankcard expense resulting from the sale of our merchant services business in the second quarter of 2002 and cost savings from our third quarter 2002 restructuring initiatives.


NET INTEREST INCOME AND NET INTEREST MARGIN
The primary source of our revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, including interest-bearing deposits and borrowings, used to fund those assets. The amount of net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. Changes in net interest income are most often measured through two statistics - interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest-bearing funding sources or free funding, primarily demand deposits and shareholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

Net interest income declined $2.5 million to $72.9 million in the second quarter of 2003 compared to $75.4 million in the second quarter of 2002 due to a decrease in the net interest margin partially offset by an increase in earning assets. For the first six months of 2003, net interest income declined $5.9 million due to a 20 basis point decline in net interest margin partially offset by an increase in earning assets.

Net interest margin in the second quarter of 2003 declined to 4.17% from 4.45% in the second quarter of 2002. Net interest margin for the first six months of 2003 declined to 4.25% from 4.45% for the same period in 2002. The decrease in net interest margin in both the three and six month periods ended June 30, 2003 reflected narrowing interest rate spreads and a decline in the contribution of noninterest bearing funding sources (noninterest bearing liabilities and shareholders' equity less nonearning assets). The interest rate spread has continued to narrow due to our asset-sensitive interest rate risk position and the continued low interest rate environment. The low level of interest rates is generating increased refinancing of fixed rate commercial loans and high mortgage loan and mortgage-related investment securities prepayments, which are reinvested at lower rates. Origination of new home equity credits at lower ("teaser") interest rates than existing loans in the consumer portfolio has also contributed to the decline. Net noninterest bearing funding sources declined in the first half of 2003 compared to the same period of the prior year due to our investment in bank-owned life insurance in the third quarter of 2002 and a decline in shareholders' equity.

In the second quarter of 2003, net interest margin was also affected by our strategy to expand the investment portfolio. Late in the first quarter of 2003, we began purchasing mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. These purchases increased net interest income in the second quarter of 2003 compared to the first quarter 2003 due to the higher level of earning assets. However, the net interest margin percentage declined as the interest spreads on the purchased securities over their funding sources was less than the overall interest spread of the company. With the further decline in short term interest rates in response to the Federal Reserve's action to lower the Federal Funds rate again in the second quarter of 2003, and the continuation of the mortgage refinancing trend, which effects both our mortgage loan portfolio and our mortgage-related investment securities portfolio, we expect some continued contraction of net interest margin in future quarters and a decline in net interest income. We continue to monitor the balance sheet to attempt to insulate net interest income from significant swings caused by interest rate volatility. Our policies in this regard are further discussed in "-- Interest Rate Risk".

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                          Three Months Ended June 30,                     Six Months Ended June 30,
                                      ----------------------------------------    --------------------------------------------
                                                        Increase (Decrease)                           Increase (Decrease)
2003 COMPARED WITH 2002                   Net            Due to Change in            Net                Due to Change in
                                                     -------------------------                      --------------------------
(in thousands)                        Change (1)       Rate (2)     Volume (2)    Change (1)        Rate (2)    Volume (2)
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Money market investments            $   (219)      $    (93)      $   (126)      $   (491)      $   (187)      $   (304)
  Investment securities:
    Taxable                              2,505         (3,517)         6,022          4,570         (4,593)         9,163
    Tax-exempt                            (290)           (11)          (279)          (490)           (31)          (459)
  Mortgage loans held for sale             751           (537)         1,288             61         (1,169)         1,230
  Loans:
    Commercial                          (7,822)        (5,481)        (2,341)       (14,898)       (11,448)        (3,450)
    Real estate                         (4,198)        (1,663)        (2,535)        (9,156)        (3,041)        (6,115)
    Direct consumer                     (1,625)        (2,103)           478         (3,377)        (4,043)           666
    Indirect consumer                   (1,412)        (1,211)          (201)        (2,595)        (2,066)          (529)
                                      --------       --------       --------       --------       --------       --------
      Total                            (12,310)       (14,616)         2,306        (26,376)       (26,578)           202
                                      --------       --------       --------       --------       --------       --------
INTEREST EXPENSE
  Deposits:
    Demand                              (1,450)        (2,073)           623         (1,879)        (3,336)         1,457
    Savings                             (1,294)        (1,284)           (10)        (2,393)        (2,311)           (82)
    Time                                (7,599)        (4,419)        (3,180)       (15,604)        (9,555)        (6,049)
Short-term borrowings                      510           (335)           845            165           (671)           836
Long-term debt                              12         (2,557)         2,569           (723)        (4,105)         3,382
                                      --------       --------       --------       --------       --------       --------
      Total                             (9,821)       (10,668)           847        (20,434)       (19,978)          (456)
                                      --------       --------       --------       --------       --------       --------
NET INTEREST INCOME                   $ (2,489)      $ (3,948)      $  1,459       $ (5,942)      $ (6,600)      $    658
                                      ========       ========       ========       ========       ========       ========
------------------------------------------------------------------------------------------------------------------------------

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Changes not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income reflected unfavorable rate-related variances partially offset by favorable volume-related variances. The net unfavorable rate-related variance primarily reflects our asset-sensitive interest rate risk position coupled with the Federal Reserve's actions in the fourth quarter of 2002 and the second quarter of 2003 to lower short-term interest rates by 50 and 25 basis points, respectively. Yields on commercial loans and certain consumer home equity loans were particularly impacted as many of these loans are tied to the prime interest rate, which declined in step with the decline in short-term interest rates. Lower interest rates have also led to a decrease in our cost of funds. We refinanced $75 million of high cost Federal Home Loan Bank ("FHLB") debt in the third quarter of 2002 and continue to see a shift in deposit accounts from higher cost savings and time deposits to lower cost demand deposits. The net favorable volume variance reflected our previously mentioned strategy to expand the investment portfolio, the retention of a portion of the mortgage backed securities created from our Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") securitizations in 2002 and growth in home equity lending. Partially offsetting the increase in securities was a decline in loans, particularly real estate mortgage loans. Mortgage loans declined due to high prepayment activity, sale of most new mortgage loan production into the secondary market, and securitization in 2002 of $28.6 million of mortgage loan originations and $114.3 million of seasoned portfolio mortgage loans through FNMA and FHLMC. During the first six months of 2003, we sold 86% of our new mortgage loan production into the secondary market for $722.2 million

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2003 and 2002 is presented below.

------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                  2003                                    2002
                                                  -----------------------------------  ---------------------------------------

Three Months Ended June 30                         AVERAGE                  AVERAGE        Average                 Average
(in thousands)                                     BALANCE     INTEREST(1)  RATE(2)        Balance    Interest(1)  Rate(2)
------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                            $    5,873    $      9      0.60%     $    24,255    $    103     1.68%
    Other                                              1,842           3      0.65           30,365         128     1.69
  Investment securities(3):
    Taxable                                        1,484,937      17,107      4.61        1,001,223      14,602     5.83
    Tax-exempt                                       396,288       5,045      7.83          418,178       5,335     7.85
  Mortgage loans held for sale                       183,545       2,615      5.70           99,097       1,864     7.52
  Loans:
    Commercial                                     3,169,230      44,750      5.74        3,348,395      52,572     6.39
    Real estate mortgage                             548,778       8,503      6.19          702,178      12,701     7.23
    Direct consumer                                  890,033      14,618      6.59          830,479      16,243     7.84
    Indirect consumer                                644,677      12,033      7.49          654,580      13,445     8.24
                                                  ----------    --------                -----------    --------
      Total earning assets(3)                      7,325,203     104,683      5.91        7,108,750     116,993     6.80

NONEARNING ASSETS
  Cash and due from banks                            163,210                                172,645
  Bank premises and equipment                        114,220                                126,531
  Investment security fair value adjustment           62,182                                 41,128
  Other nonearning assets                            262,726                                163,771
  Allowance for loan losses                         (118,463)                               (80,246)
                                                  ----------                            -----------
      Total assets                                $7,809,078                            $ 7,532,579
                                                  ==========                            ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand                        1,289,092       3,070      0.96        1,115,440       4,520     1.63
    Savings deposits                               1,355,646       2,659      0.79        1,350,890       3,953     1.17
    Time deposits                                  2,209,352      16,793      3.05        2,581,794      24,392     3.79
  Short-term borrowings                              476,878       1,414      1.19          213,653         904     1.69
  Long-term debt                                     877,184       7,827      3.58          629,671       7,815     4.98
                                                  ----------    --------                -----------    --------
      Total interest-bearing liabilities           6,208,152      31,763      2.05        5,891,448      41,584     2.83
                                                               ---------                               --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Noninterest-bearing demand                         869,347                                851,867
  Other liabilities                                   92,470                                 87,341
  Shareholders' equity                               639,109                                701,923
                                                  ----------                            -----------
      Total liabilities and shareholders' equity  $7,809,078                            $ 7,532,579
                                                  ==========                            ===========

INTEREST SPREAD                                                 $ 72,920      3.86%                    $ 75,409     3.97%
                                                                ========                               ========
Contribution of net noninterest bearing sources
  of funds                                                                    0.31                                  0.48
                                                                              ----                                  ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                            4.17%                                 4.45%
------------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,353,000 and $3,613,000 for the three months ended June 30, 2003 and 2002, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                  2003                                    2002
                                                  -----------------------------------  ---------------------------------------
Six Months Ended June 30                           AVERAGE                   AVERAGE      Average                     Average
(in thousands)                                     BALANCE      INTEREST(1)   RATE(2)     Balance       Interest(1)   Rate(2)
------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Money market investments:
    Federal funds sold                            $    17,457     $     93     1.06%    $    46,080     $      387     1.67%
    Other                                               1,870            6     0.66          24,183            203     1.70
  Investment securities(3):
    Taxable                                         1,274,279       31,541     4.95         922,378         26,971     5.85
    Tax-exempt                                        400,880       10,229     7.85         418,899         10,719     7.87
  Mortgage loans held for sale                        161,035        4,637     5.76         123,007          4,576     7.44
  Loans:
    Commercial                                      3,212,727       90,963     5.79       3,344,717        105,861     6.47
    Real estate mortgage                              568,128       17,816     6.27         754,483         26,972     7.15
    Direct consumer                                   873,818       29,251     6.75         823,849         32,628     7.99
    Indirect consumer                                 642,753       24,356     7.64         655,852         26,951     8.29
                                                  -----------     --------              -----------     ----------
      Total earning assets(3)                       7,152,947      208,892     6.07       7,113,448        235,268     6.86

NONEARNING ASSETS
  Cash and due from banks                             167,327                               179,963
  Bank premises and equipment                         115,236                               127,651
  Investment security fair value adjustment            63,131                                40,072
  Other nonearning assets                             250,578                               168,008
  Allowance for loan losses                          (116,588)                              (80,588)
                                                  ----------                            -----------
      Total assets                                $ 7,632,631                           $ 7,548,554
                                                  ===========                           ===========

INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand                         1,301,783        6,780     1.05       1,092,268          8,659     1.60
    Savings deposits                                1,362,502        5,570     0.82       1,359,772          7,963     1.18
    Time deposits                                   2,262,726       35,209     3.14       2,606,745         50,813     3.93
  Short-term borrowings                               346,556        2,034     1.18         222,798          1,869     1.69
  Long-term debt                                      784,170       14,873     3.82         629,039         15,596     5.00
                                                  -----------     --------              -----------     ----------
      Total interest-bearing liabilities            6,057,737       64,466     2.15       5,910,622         84,900     2.90
                                                                  --------                              ----------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY

  Noninterest-bearing demand                          860,686                               852,980
  Other liabilities                                    72,985                                83,687
  Shareholders' equity                                641,223                               701,265
                                                  -----------                           -----------
      Total liabilities and shareholders' equity  $ 7,632,631                           $ 7,548,554
                                                  ===========                           ===========

INTEREST SPREAD                                                   $144,426     3.92%                    $  150,368     3.96%
                                                                  ========                              ==========
Contribution of net noninterest bearing sources
  of funds                                                                     0.33                                    0.49
                                                                               ----                                    ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                             4.25%                                   4.45%
-----------------------------------------------------------------------------------------------------------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.
(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6,829,000 and $7,253,000 for the six months ended June 30, 2003 and 2002, respectively, based on a tax rate of 35%.
(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

NONINTEREST INCOME
Noninterest income for the second quarter of 2003 was $24.8 million, a decrease of $5.8 million or 18.8% from the second quarter of 2002. Noninterest income for the six months ended June 30, 2003 was $48.1 million compared to $55.3 million in the first six months of 2002, a decrease of $7.2 million or 13.0%. The decline in both the three and six month periods ended June 30, 2003 reflected lower bankcard fees, trust fees, and brokerage and investment fees. Gains recorded in the second quarter of 2002 of $5.4 million from the sale of our merchant services business and $2.4 million from the sale of securitized mortgages also contributed to the decline. Higher deposit service charges and mortgage banking revenue partially offset the decline. An analysis of the sources of noninterest income during the three and six months ended June 30, 2003 and 2002 is summarized in the table below.

--------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME                   Three Months Ended      Six Months Ended
                                          June 30,               June 30,          $ Change in 2003     % Change in 2003
                                    ---------------------  --------------------- --------------------  -------------------
(in thousands)                        2003       2002        2003       2002        3 Mos     6 Mos      3 Mos     6 Mos
--------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts   $ 7,549    $ 6,515     $14,139    $13,147    $ 1,034   $   992      15.9 %     7.5 %
Trust fees                              4,324      5,030       8,544      9,888       (706)   (1,344)    (14.0)    (13.6)
Mortgage and other loan income          5,409      2,872      10,563      6,897      2,537     3,666      88.3      53.2
Brokerage and investment fees           1,914      2,633       3,682      4,683       (719)   (1,001)    (27.3)    (21.4)
Bankcard fees                             814      1,929       1,549      4,687     (1,115)   (3,138)    (57.8)    (67.0)
Gain on sale of merchant business         ---      5,400         ---      5,400     (5,400)   (5,400)   (100.0)   (100.0)
Gain on sale of securitized mortgages     ---      2,436         ---      2,436     (2,436)   (2,436)   (100.0)   (100.0)
Investment securities gains                11        (59)         59        (57)        70       116    (118.6)   (203.5)
Other, net                              4,826      3,859       9,598      8,260        967     1,338      25.1      16.2
                                      -------    -------     -------    -------    --------  --------
   Total noninterest income           $24,847    $30,615     $48,134    $55,341    $(5,768)  $(7,207)    (18.8)    (13.0)
                                      =======    =======     =======    =======    ========  ========
--------------------------------------------------------------------------------------------------------------------------



Service charges on deposit accounts were up for both the three and six month periods ended June 30, 2003 compared to the same periods in 2002. Last year, assisted by banking industry consultants, we began an extensive review of the consumer bank business line. We implemented a number of recommendations generated as a result of the review, which have resulted in, among other things, additional overdraft fees, a new overdraft monitoring system and fewer waived fees. The increases in service charges were due to these changes.

Trust fees are based primarily on the market value of assets under administration. Trust fees declined principally as a result of the decline in the equity markets. Trust fee revenue, however, grew by $104,000 or 2.5% in the second quarter of 2003 over the first quarter of 2003, due primarily to the recent improvement in the equity markets. Total trust assets under administration were $2.62 billion at June 30, 2003, down $112 million from June 30, 2002, but up $142 million from March 31, 2003. In May 2003, our trust bank, Citizens Bank Wealth Management, N.A., formed strategic alliances with SEI Investments and EnvestnetPMC, Inc. These alliances will expand our product offerings and provide upgraded systems and technology for our trust bank and wealth management line of business. We expect the new alliances to expand our comprehensive wealth management capabilities and allow us to be a premier provider of investment products and services in our market, while improving the efficiency of our wealth management line of business in future years.

The increase in mortgage and other loan income was primarily due to higher mortgage banking revenue, which reflected higher gains on the sale of mortgage loans and the related servicing rights. A strong mortgage origination market, spurred by low mortgage interest rates, helped push total mortgage originations to $491 million in the second quarter and $841 million year-to-date, compared with $350 million in the first quarter of 2003 and $451 million in the first six months of 2002. The majority of all new mortgage loan originations along with the related servicing were sold in the secondary market.

The decline in brokerage and investment fees reflects slower retail sales of fixed annuity products. The decline in bankcard fees resulted from the sale of the merchant services business in the second quarter of 2002. The increase in other noninterest income was principally due to an increase in life insurance income and title insurance fees. Higher life insurance income reflects the purchase of $78 million of separate account bank owned life insurance in the third quarter of 2002. Title insurance fees increased due to higher mortgage origination volume.

We currently expect a decrease in noninterest income for 2003 compared to 2002 due primarily to the sale of the merchant services business in 2002. The gain of $5.4 million recorded in 2002 for this sale, as well as the loss of revenue from the business, is expected to decrease noninterest income by approximately $8.7 million in 2003. Based on the current economic and interest rate environment, the remaining components of noninterest income are anticipated to increase slightly on a collective basis in 2003 over full year 2002 levels.

NONINTEREST EXPENSE
Noninterest expense for the second quarter was $56.4 million compared to $61.5 million for the second quarter of 2002, a decline of $5.1 million or 8.4%. For the six months ended June 30, 2003, total noninterest expense decreased $9.8 million or 8.0% to $112.9 million compared to the same period in 2002. The declines in both the three and six month periods reflect decreases in nearly all the major components of noninterest expense, partially offset by an increase in fees for professional services. An analysis of the components of noninterest expense during the three and six months ended June 30, 2003 and 2002 is summarized in the table below.

-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE             Three Months Ended       Six Months Ended
                                     June 30,                June 30,            $ Change in 2003       % Change in 2003
                               ---------------------- ------------------------ ---------------------  --------------------
(in thousands)                   2003        2002        2003        2002        3 Mos      6 Mos      3 Mos      6 Mos
-----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits  $ 31,400    $ 31,844     $61,512      $64,044   $   (444)  $ (2,532)     (1.4)%      (4.0)%
Equipment                          3,869       4,956       8,038        9,814     (1,087)    (1,776)    (21.9)      (18.1)
Occupancy                          4,314       4,584       9,009        9,199       (270)      (190)     (5.9)       (2.1)
Professional services              3,959       3,354       7,667        6,189        605      1,478      18.0        23.9
Data processing services           3,058       3,250       6,374        6,375       (192)        (1)     (5.9)       (0.0)
Postage and delivery               1,683       1,757       3,361        3,515        (74)      (154)     (4.2)       (4.4)
Advertising and public relations     623       1,856       2,672        3,687     (1,233)    (1,015)    (66.4)      (27.5)
Telephone                          1,135       1,459       2,310        2,835       (324)      (525)    (22.2)      (18.5)
Stationery and supplies              873       1,036       1,768        2,114       (163)      (346)    (15.7)      (16.4)
Bankcard expenses                     91       1,571         182        3,653     (1,480)    (3,471)    (94.2)      (95.0)
Other, net                         5,356       5,854      10,049       11,287       (498)    (1,238)     (8.5)      (11.0)
                                --------    --------    --------     --------   ---------  ---------
  Total noninterest expense     $ 56,361    $ 61,521    $112,942     $122,712   $ (5,160)  $ (9,770)     (8.4)       (8.0)
                                ========    ========    ========     ========   =========  =========
-----------------------------------------------------------------------------------------------------------------------------


Salaries and employee benefits, equipment and occupancy expense (primarily depreciation and maintenance), postage and delivery, telephone, and stationery and supplies expense all declined due to the restructuring initiatives announced during the third quarter of 2002, which included branch closures and staff reductions. The decline in equipment and telephone expense also reflects improved pricing from new or renegotiated contracts. Citizens had 2,376 full time equivalent employees at June 30, 2003, down from 2,695 at June 30, 2002.

The increases in professional services expenses reflect higher legal costs associated with loan collection efforts, recruiting fees, and costs associated with the engagement of banking industry consultants who assisted in our restructuring and the reorganization of our lines of business. Advertising and public relations expense decreased due to more cost-effective and fewer media-intensive marketing campaigns during the second quarter of 2003. Bankcard expense declined due to the sale of Citizens' merchant services business in the second quarter of 2002. Other expense decreased primarily due to the reversal in 2003 of $320,000 ($100,000 in the first quarter and $220,000 in the second quarter) in accrued reserves for employee severance, benefits and professional services related to the third quarter 2002 special charge and the payment in the first quarter of 2002 of $0.5 million in partial settlement of an early contract termination fee associated with the sale of our merchant services business.

During the third and fourth quarters of 2002, noninterest expense included special and other significant charges of $20.5 million relating to restructuring and other key actions previously reported, which are not expected to recur in 2003. We expect the remaining components of noninterest expense on a collective basis to decrease in 2003 from 2002 levels due to anticipated cost savings from the restructuring announced in September 2002 and other ongoing strategic initiatives.


INCOME TAXES
Income tax provision was $2,542,000 in the second quarter of 2003 compared to $9,764,000 during the same period last year. For the six months ended June 30, 2003, income tax provision was $6,704,000 compared to $18,905,000 for the same period last year. The decline in income tax provision in both the three and six month periods was caused by lower pre-tax income. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 16.1% for the second quarter of 2003 compared with 27.8% for the second quarter of 2002, and 19.2% for the first six months of 2003 compared with 27.7% for the same period in 2002. In both the three and six month periods, the effective tax rate declined because tax-free income, which remained relatively stable, comprised a much higher proportion of total pre-tax income.

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

------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
(in thousands)                                         2003             2002            2003             2002
------------------------------------------------------------------------------------------------------------------
Business Banking                                       $ (1,835)       $  9,205         $  4,400         $ 21,612
Consumer Banking                                         10,144          10,596           17,937           20,104
Wealth Management                                           120           1,216              647            2,498
Other                                                     4,785           4,322            5,288            5,228
                                                       --------        --------         --------         --------
  Net income                                           $ 13,214        $ 25,339         $ 28,272         $ 49,442
                                                       ========        ========         ========         ========
------------------------------------------------------------------------------------------------------------------


BUSINESS BANKING
The net loss in the second quarter of 2003 and the decline in net income for the six months ended June 30, 2003, compared with the same periods of 2002, were attributable to increased loan loss provisions and lower net interest income and noninterest income. The provision for loan losses increased to $22.6 million and $38.1 million for the three and six month periods ended June 30, 2003, respectively, from $7.3 million and $10.4 million for the same periods in 2002 due to the previously discussed risk rating downgrades in the commercial loan portfolio. Net interest income declined in both the three and six month periods ended June 30, 2003 as a result of lower average loan balances due to the sluggish economy, fixed rate loan refinancing and pay-downs, and the identification and reduction of exposure on credits with the potential to deteriorate. The decline in net interest income is also attributable to a decrease in commercial loan yields due to the lower level of interest rates which reduced yields on variable rate loans and generated increased activity in fixed rate loan refinancing. Noninterest income declined due to lower deposit service charges and cash management fees. A reduction in noninterest expenses and income taxes partially offset the increased loan loss provision and lower net interest income and noninterest income. Noninterest expense decreased due to lower compensation and other costs as a result of the third quarter 2002 line of business restructuring.

CONSUMER BANKING
The decline in net income in both the three and six month periods was caused by higher loan loss provisions and lower noninterest income partially offset by lower noninterest expenses and income taxes. The decline in net income for the six month period was also partially attributable to a lower level of net interest income. The decline in net interest income for the six months ended June 30, 2003 was caused by a lower volume of residential mortgage loans and narrower interest spreads on deposits (the difference between deposit rates and their match-funded credit from our funds transfer pricing system). Noninterest income declined in both the three and six month periods ended June 30, 2003 compared to the same periods in 2002 due to a $5.4 million gain recorded in the second quarter of 2002 from the sale of our merchant services business and lower bankcard fees as a result of the sale, partially offset by higher mortgage banking revenue and deposit service charges. Noninterest expense declined in both the three and six month periods ended June 30, 2003 due to lower bankcard expense as a result of the sale of the merchant services business and lower compensation and equipment expenses due to the third quarter 2002 business line restructuring.

WEALTH MANAGEMENT
The decline in net income in both periods was caused by a decrease in noninterest income and an increase in noninterest expense. Noninterest income declined as a result of lower trust fees. Trust fees declined due to a lower level of assets under administration resulting primarily from weak equity markets. Noninterest expense increased due to costs associated with ongoing restructuring initiatives and a trust account-related loss.

OTHER
The increase in net income for the three months ended June 30, 2003 compared to the same period in 2002 was due to higher net interest income and decreases in noninterest expense and income taxes, partially offset by a higher provision for loan losses and lower noninterest income. Net income for the six months ended June 30, 2003 was virtually unchanged from the same period in 2002. Decreases in net interest income and noninterest income and an increase in the provision for loan losses were offset by lower noninterest expense and income tax expense. Noninterest expense declined in both the three and six month periods due to lower marketing costs. Noninterest income declined in both periods as a result of a $2.4 million gain on the sale of securitized mortgages recorded in the second quarter of 2002, partially offset by higher life insurance income in 2003 as a result of the purchase of bank owned life insurance in the third quarter of 2002.


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

We had total assets of $7.786 billion as of June 30, 2003, an increase of $264 million, or 3.5%, from $7.522 billion as of December 31, 2002. Total assets increased as we expanded our investment securities portfolio during the first six months of 2003 to offset the effects of weak loan demand due to the slow economy and the prospect of net interest margin pressure from continued low interest rates. Average earning assets comprised 93.7% of average total assets during the first six months of 2003 compared with 94.2% in the first six months of 2002.


INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Total average investments, including money market investments, comprised 23.7% of average earning assets during the first half of 2003, compared with 19.8% for the same period of 2002. Average investment securities for the six months ended June 30, 2003 were up $295.0 million from full-year 2002 and $333.9 million from the first half of 2002 average levels. The increase was primarily due to retention of securities created from mortgage loan securitizations in the second half of 2002 and purchases of securities since December 31, 2002. In March 2003, we implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. In accordance with the plan, we purchased approximately $500 million of mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. The purchases were funded with cash flow from loan repayments, runoff of investments and short- and medium-term borrowings.

Average money market investments for the first six months of 2003 were down $50.9 million from the first half of 2002. We held higher levels of money market investments during most of 2002 in anticipation of purchasing bank-owned life insurance. We completed a $78 million purchase of bank-owned life insurance in the third quarter of 2002.


MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale were $136.4 million at June 30, 2003, down $24.3 million from year-end 2002 but up $56.8 million from June 30, 2002. These balances generally track the level of originations as we are selling most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. A strong mortgage origination market, spurred by low mortgage interest rates, helped push total mortgage originations to $491 million and $841 million for the three and six month periods ended June 30, 2003, respectively, compared with $229 million and $451 million, respectively, for the same periods in 2002. Average mortgage loans held for sale during the first six months of 2003 comprised 2.3% of average earning assets compared with 1.7% during the same period in 2002. Mortgages held for sale are accounted for on the lower of cost or market basis.


PORTFOLIO LOANS
We extend credit primarily within the local markets of our banking subsidiaries located in Michigan, Wisconsin, Iowa and Illinois. We generally lend to consumers and small to mid-sized businesses and, consistent with our emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and use other banking services such as cash management. Our loan portfolio is diversified by borrower and industry with no concentration within a single industry that exceeds 10% of the total loan balance outstanding. We do not have any loans to foreign debtors and do not purchase nationally syndicated loans or participate in highly leveraged transactions. We seek to limit our credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers, industries, and geographic areas. We obtain collateral based on the nature of the credit and our credit assessment of the customer.

Total portfolio loans at June 30, 2003 were down $145 million, or 2.7%, from December 31, 2002. The decline in total portfolio loans from year end 2002 was caused primarily by lower demand for commercial loans in the current sluggish economy, tightening of our credit standards, and a decline in mortgage loans, partially offset by an increase in consumer loans. Commercial loan balances at June 30, 2003 declined $98 million from December 31, 2002, due to lower demand caused by the sluggish economy, increased activity in fixed-rate loan refinancing, prepayments and other paydowns, and proactive identification and reduction of exposure on credits with the potential to deteriorate. Mortgage loans declined $33 million due to the continued sale of most new mortgage loan production into the secondary market and record high refinancing activity causing prepayment of existing portfolio loans in the historically low interest rate environment. Consumer loans, other than mortgage loans, increased $75 million or 4.9% from December 31, 2002 as growth in home equity loans more than offset a decline in other direct consumer loans. Home equity loans increased 13.2% from year-end 2002 and comprised $73 million of the $75 million increase in consumer loans. Our new home equity line of credit campaign contributed to this growth. This campaign has yielded over 3,500 new accounts with aggregate balances in excess of $105 million. Overall our home equity loan portfolio increased 24% or approximately $120 million over the comparable quarter in 2002. Average total portfolio loans declined by $283 million, or 5.1%, for the second quarter of 2003 compared to the same period in 2002.

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

At June 30, 2003 and 2002, $87.8 million and $215.4 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized at June 30, 2003 and were $1.1 million at June 30, 2002.


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

During the fourth quarter of 2002 and the first quarter of 2003, we experienced two unanticipated loan losses resulting from collateral value shortfalls due to falsified borrowing base reports by the borrower. To reduce our risk of further unforeseen losses from similar collateral issues, we have, in addition to our normal credit review procedures, hired outside collateral auditors to conduct field audits on all loans in excess of $5 million and risk selected loans in excess of $1 million in which the primary collateral consists of accounts receivable and inventory. A field audit focuses on the value of the collateral and validates the borrower's reporting processes. Preliminary analysis of the collateral field audits which were initiated in late March have created numerous opportunities with our customers to clarify borrowing base requirements and to improve their internal reporting capabilities. Analyzed results have not uncovered any further instances of falsified borrowing base reporting. However, we have in several instances chosen to exit our lending relationship with a client, principally due to their unwillingness to amend or upgrade their internal reporting. We expect to complete the analysis of these 162 field audits in the third quarter of 2003. We intend to continue regular audits of receivable and inventory collateral as standard practice going forward.

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

A summary of loan loss experience during the three and six months ended June 30, 2003 and 2002 is provided below.

------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                                   Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                   --------------------------      ---------------------------
(in thousands)                                                          2003           2002           2003            2002
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                    $   112,385     $    80,425     $   109,467     $    80,299
Provision for loan losses                                               25,650           9,400          44,642          14,650
Charge-offs:
  Commercial                                                             7,577           7,046          21,710           9,692
  Commercial real estate                                                 4,321              --           5,276              --
  Small business                                                           273             106             537             345
                                                                   -----------     -----------     -----------     -----------
    Total commercial                                                    12,171           7,152          27,523          10,037
  Real estate mortgage                                                      76              --             701              53
  Consumer - Direct                                                      1,790           1,911           3,538           3,504
  Consumer - Indirect                                                    2,152           1,900           4,663           4,101
                                                                   -----------     -----------     -----------     -----------
    Total charge-offs                                                   16,189          10,963          36,425          17,695
                                                                   -----------     -----------     -----------     -----------

Recoveries:
  Commercial                                                             2,115             390           4,147             746
  Commercial real estate                                                   623              --           1,088              --
  Small business                                                            93              14             455              56
                                                                   -----------     -----------     -----------     -----------
    Total commercial                                                     2,831             404           5,690             802
  Real estate mortgage                                                       8              --               9              --
  Consumer - Direct                                                        479             434             918             829
  Consumer - Indirect                                                      828             747           1,691           1,562
                                                                   -----------     -----------     -----------     -----------
    Total recoveries                                                     4,146           1,585           8,308           3,193
                                                                   -----------     -----------     -----------     -----------
Net charge-offs                                                         12,043           9,378          28,117          14,502
                                                                   -----------     -----------     -----------     -----------
Allowance for loan losses - end of period                          $   125,992     $    80,447     $   125,992     $    80,447
                                                                   ===========     ===========     ===========     ===========

Portfolio loans outstanding at period end (1)                      $ 5,287,249     $ 5,566,903     $ 5,287,249     $ 5,566,903
Average portfolio loans outstanding during period (1)                5,252,718       5,535,632       5,297,426       5,578,901

Allowance for loan losses as a percentage of portfolio loans              2.38 %          1.45 %          2.38 %          1.45 %
Ratio of net charge-offs during period to average                         0.92            0.68            1.06            0.52
  portfolio loans (annualized)
Loan loss coverage (allowance as a multiple of                             2.6 X           2.1 x           2.2 X           2.8 x
  net charge-offs, annualized)
---------------------------------------------------------------------------------------------------------------------------------

(1) Balances exclude mortgage loans held for sale.


The provision for loan losses was $25.7 million in the second quarter of 2003, an increase of $16.3 million over the same period in 2002. This increase resulted from risk rating downgrades in the commercial portfolio that resulted in additional formula reserves. As a result of the continued weakness in the economy and the unusually large losses we experienced in the fourth quarter of 2002 and the first quarter of 2003 due to falsified borrowing base reports, we conducted a thorough analysis of our commercial loan portfolio. This included collateral field audits and an in-depth risk rating review, which included a review of higher risk "pass" rated credits to confirm the risk ratings of these loans. As a result of this risk rating review and previous enhancements to our risk rating process, we downgraded $348 million of commercial loans, which resulted in additional loan loss provision of $18.5 million in the second quarter. Of the loans downgraded $81 million was moved to watch level
(including $29 million by in-market line officer review), $197 million was moved to higher risk ratings within the pass level (loans rated 6- or less) and $70 million was downgraded to higher risk ratings. Watch level loans consist of criticized and classified credits internally risk rated as special mention (7 rated credits) or worse.

Net loans charged-off in the second quarter of 2003 totaled $12.0 million, or 0.92%, of average loans (annualized), compared with $9.4 million, or 0.68%, in the second quarter of 2002. The increase in charge-offs occurred primarily in the commercial loan portfolio. Commercial net charge-offs were $9.3 million in the second quarter of 2003, up $2.6 million from the second quarter of 2002, but down $3.2 million from the first quarter of 2003. In the second quarter of 2003, we took provision expense in excess of the reduced charge-off level as a result of our risk rating review and the continued application of our enhanced internal risk rating process. Based on this review and our new credit processes and credit administration procedures, we now expect, barring any unforeseen downturn in the economy, net charge-offs and loan loss provisions in the third and fourth quarters to be less than $12 million each per quarter.

The allowance for credit losses represents our estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments and is maintained at a level management considers to be adequate to absorb probable loan losses identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Our evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates, and general economic factors, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. While we have implemented enhancements to our loan loss allocation model and risk rating process, we have not substantively changed our overall approach in the determination of the allowance for loan losses in 2003 from 2002. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and an unallocated allowance. This methodology is discussed at length in our 2002 Annual Report on Form 10-K.

The allowance for loan losses was $126.0 million at June 30, 2003, an increase of $16.5 million compared to December 31, 2002. The higher allowance at June 30, 2003, reflects an increase in both the specific-allocated and risk-allocated reserves. At June 30, 2003 the allowance allocated to specific commercial and commercial real estate credits was $20.4 million, up from $18.7 million at December 31, 2002. The increase reflects a migration of such credits to higher risk ratings due primarily to the sluggish economy. Criticized and classified credits (i.e., those internally risk rated as 7- special mention, 8- substandard or 9- doubtful) subject to specific reserves decreased to $80.2 million at June 30, 2003 from $90.4 million at December 31, 2002.

The total risk-allocated allowance was $103.0 million at June 30, 2003, up from $83.4 million at December 31, 2002. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $85.5 million at June 30, 2003 from $65.5 million at December 31, 2002. The increase reflected a higher level of classified and nonperforming loans, migration of loans to higher risk ratings as well as our assessment of current economic conditions within our local markets. The risk-allocated allowance for residential real estate loans declined to $2.2 million at June 30, 2003, from $2.3 million at December 31, 2002, reflecting lower loan balances and a reduction in nonaccrual loans. Lower nonaccrual loan levels were due, in part, to the sale in January 2003 of $2.1 million of nonperforming residential mortgage loans from the F&M banks and the sale of $2.8 million of nonperforming residential loans in March 2003. Even with the discounts taken for these sales, historical loss ratios in the residential mortgage portfolio remain very low. The risk-allocated allowance for consumer loans declined to $15.2 million at June 30, 2003 from $15.6 million at December 31, 2002. The decline reflects a decrease in nonaccrual loans and our continued expectation of stable net charge-offs in this portfolio, primarily due to a risk-adjusted pricing structure and aggressive collection efforts.

The unallocated allowance was $2.6 million at June 30, 2003, down $4.8 million from December 31, 2002. The decrease reflects our view that the inherent losses related to certain factors, such as general economic and business conditions and the possible imprecision due to changes in the portfolio mix, which we considered in our evaluation of the unallocated allowance at December 31, 2002 are now recognized at June 30, 2003 in the allocated allowance through increased specific reserves or migration to higher loss factors used in determining the risk allocated allowance.

NONPERFORMING ASSETS
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and other repossessed assets, primarily other real estate. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. Nonperforming assets totaled $96.6 million as of June 30, 2003, compared with $95.7 million as of December 31, 2002 and $87.8 million as of June 30, 2002. The table below provides a summary of nonperforming assets as of June 30, 2003, December 31, 2002 and June 30, 2002.

----------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                          JUNE 30,      December 31,      June 30,
(in thousands)                                                             2003             2002            2002
----------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual Commercial:
    Commercial                                                             $52,760         $50,231         $34,541
    Commercial real estate                                                  19,568          19,301          20,722
    Small business                                                           1,466             813           1,392
                                                                           -------         -------         -------
      Total commercial                                                      73,794          70,345          56,655
  Nonaccrual Consumer:
    Direct                                                                   3,208           3,704           3,726
    Indirect                                                                 1,094           1,803           1,581
                                                                           -------         -------         -------
      Total consumer                                                         4,302           5,507           5,307
    Nonaccrual Mortgage                                                      9,832          10,865          15,662
                                                                           -------         -------         -------
      Total nonaccrual loans                                                87,928          86,717          77,624
    Loans 90 days past due and still accruing                                  607             860           1,207
    Restructured loans                                                          --              --             336
                                                                           -------         -------         -------
      Total nonperforming loans                                             88,535          87,577          79,167
Other Repossessed Assets Acquired (ORAA)                                     8,044           8,094           8,621
                                                                           -------         -------         -------
      Total nonperforming assets                                           $96,579         $95,671         $87,788
                                                                           =======         =======         =======

Nonperforming assets as a percent of portfolio loans plus ORAA (1)            1.82 %          1.76 %          1.57 %
Nonperforming assets as a percent of total assets                             1.24            1.27            1.16
Allowance for loan loss as a percent of nonperforming loans                 142.31          125.00          101.62
Allowance for loan loss as a percent of nonperforming assets                130.45          114.42           91.64

----------------------------------------------------------------------------------------------------------------------

(1) Portfolio loans exclude mortgage loans held for sale.


Nonperforming commercial loans comprised 83.9% of total nonaccrual loans at June 30, 2003, compared with 81.1% at December 31, 2002, and 73.0% at June 30, 2002.
The increase in nonperforming commercial loans is reflected in the allowance for loan losses through specific and risk allocated allowances as of June 30, 2003. The allocated allowance for commercial and commercial real estate loans increased $1.7 million to $20.4 million at June 30, 2003 from December 31, 2002. We believe the risk of loss in the commercial real estate nonperforming loans is significantly less than the total principal balance, due to the nature of the underlying collateral and the value of such collateral in relation to the total credit exposure. These loans are generally for owner-occupied properties and the sources of repayment are not dependent on the performance of the real estate market.

Nonperforming loans in both the residential mortgage and consumer loan portfolios were down at June 30, 2003 from December 31, 2002. The lower level of nonperforming residential real estate loans primarily reflects the previously mentioned sales of nonperforming residential mortgage loans, which totaled $4.9 million during the first quarter of 2003. In the consumer portfolio, a change in asset mix, which included strong growth in home equity loans, has helped reduce nonperforming levels.

The level and composition of nonperforming assets are affected by economic conditions in our local markets. Nonperforming assets, charge-offs and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting our results. In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of June 30, 2003, such loans amounted to $210.9 million, or 4.0% of total portfolio loans, compared with $134.6 million, or 2.5%, of total portfolio loans as of December 31, 2002. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Certain of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at June 30, 2003 and 2002 as well as their effect on net income for the second quarter of 2003 and 2002 follows:

------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOAN INFORMATION                                                                            Valuation Reserve
                                                                                                 -----------------------
(in thousands)                                                  2003             2002             2003             2002
------------------------------------------------------------------------------------------------------------------------
Balances - June 30
  Impaired loans with valuation reserve                        $52,315          $71,098          $17,767          $17,531
  Impaired loans with no valuation reserve                      44,068           27,709               --               --
                                                               -------          -------          -------          -------
     Total impaired loans                                      $96,383          $98,807          $17,767          $17,531
                                                               =======          =======          =======          =======

  Impaired loans on nonaccrual basis                           $73,794          $56,655          $ 7,658          $10,331
  Impaired loans on accrual basis                               22,589           42,152           10,109            7,200
                                                               -------          -------          -------          -------
     Total impaired loans                                      $96,383          $98,807          $17,767          $17,531
                                                               =======          =======          =======          =======

Average balance for the quarter                                $91,479          $81,359
Interest income recognized for the quarter                         283              486
Cash collected applied to outstanding principal                  1,076              928
------------------------------------------------------------------------------------------------------------------------

DEPOSITS
Average deposits declined $124 million, or 2.1%, in the first six months of 2003 compared to the same period in 2002. Total deposits decreased $277 million to $5.660 billion at June 30, 2003 from $5.937 billion at year end 2002. Deposits declined from December 31, 2002 primarily due to a seasonal decrease in commercial demand deposit accounts and lower time deposit balances. The deposit mix improved, however, with growth in core interest bearing checking deposits and declines in large denomination and consumer time deposits. The increase in core interest bearing checking deposits was driven by growth in an aggressively priced money market checking account product. In addition, our new checking campaign, "Perfect-Fit", has yielded positive results with over 9,200 new accounts being opened through June 30, 2003, representing nearly $54 million in deposit balances. Brokered and large denomination time deposits were lower as we were less aggressive in pricing such deposits.

We gather deposits primarily in our local markets and have not traditionally relied on purchased deposits for any significant funding. At June 30, 2003, we had approximately $661 million in brokered deposits and time deposits greater than $100,000 as an alternative source of funding, down $17 million from December 31, 2002. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. We continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.


BORROWED FUNDS
Short-term borrowings are comprised primarily of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and Treasury Tax and Loan borrowings. Short-term borrowings increased $162.5 million, or 53.7%, to $464.8 million at June 30, 2003 from $302.4 at December 31, 2002. Average short-term borrowings increased $123.8 million, or 55.6%, to $346.6 million during the first six months of 2003 from $222.8 million during the same period of 2002. The increases primarily reflect additional funding to support expansion of the investment portfolio, which commenced in the first quarter of 2003, and to a lesser extent a modest decrease in average deposits.

Long-term debt increased $348.3 million, or 58.1%, to $947.7 million at June 30, 2003 from $599.3 million at December 31, 2003. Average long-term debt accounted for $784.2 million, or 12.9%, of average interest-bearing funds for the first six months of 2003, compared with $629.0 million, or 10.6%, of average interest-bearing funds for the same period in 2002. Total long-term debt at June 30, 2003, included $789.0 million of borrowings from the FHLB compared with $620.9 million at December 31, 2002. At June 30, 2003, $475.9 million of the FHLB borrowings mature at various times over the next five years, with the remainder maturing beyond that. The growth in FHLB borrowings since December 31, 2002 was primarily in the two to three year maturity range and were used to fund our loan and investment portfolios.

In the first quarter of 2003, we issued $125 million of subordinated debt with a fixed coupon rate of 5.75% maturing on February 1, 2013. We also entered into a interest rate swap to hedge the interest rate risk on the subordinated debt. As of June 30, 2003, the notional value and fair value of the interest rate swap was $125 million and $8.2 million, respectively.

Under the contract, we receive an average fixed rate of 4.36% and pay a variable rate equal to six month LIBOR. The weighted-average rate is 1.35% at June 30, 2003 and reprices every six months. The initial net interest spread on the swap contract is 3.01%, effectively reducing the net cost of borrowing from 5.75% to 2.74% for the first six month period.

Late in the second quarter of 2003, we issued approximately $25 million of floating rate trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the "Debenture") issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September 2003. The initial interest rate is 4.16%. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in the right of payment to all future senior indebtedness of Citizens. The trust preferred securities issued by the trust have financial terms that are comparable to the Debenture. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $490,000 were incurred related to the issuance. These costs have been capitalized and are included in other assets on the balance sheet. Issuance costs are being amortized over five years as a component of interest expense. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed 30 years after issuance. This transaction was part of a previously announced $50 million intended issuance and provides regulatory Tier 1 capital at the parent company level.


CAPITAL RESOURCES
We continue to maintain a strong capital position, which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well capitalized" standards and all of our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of June 30, 2003, December 31, 2002 and June 30, 2002 are presented below.


------------------------------------------------------------------------------
CAPITAL RATIOS             Regulatory
                           Minimum For
                            "Well         JUNE 30,   December 31,   June 30,
                          Capitalized"     2003         2002          2002
------------------------------------------------------------------------------
Risk based capital:
 Tier I                       6.0%          9.6%         9.2%         10.2%
 Total capital               10.0          13.1         10.4          11.4
Tier I leverage               5.0           7.2          7.2           8.1
------------------------------------------------------------------------------


Shareholders' equity at June 30, 2003 was $639.2 million, compared with $650.5 million at December 31, 2002 and $714.7 million as of June 30, 2002. Book value per common share at June 30, 2003, December 31, 2002 and June 30, 2002 was $14.77, $14.88 and $16.02, respectively. We declared and paid cash dividends of $0.285 per share in the second quarter of 2003, the same as declared and paid in the second quarter of 2002. Shareholders' equity declined in the second quarter of 2003 as net income was more than offset by cash dividends and the capital requirements of our share repurchase program.

In October 2001, our board of directors approved a plan to repurchase up to 3,000,000 shares of our common stock from time to time in the market. During the second quarter of 2003, we purchased a total of 125,200 shares for $3.1 million. As of June 30, 2003, a total of 2,503,200 shares of common stock had been repurchased under the repurchase plan at an average price of $28.19. The purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our board of directors.

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

Our parent company has a $75 million short-term revolving credit facility with a group of unaffiliated banks and has used this facility for various corporate purposes from time to time. There were no borrowings outstanding under this credit facility as of June 30, 2003. Additionally in the first quarter of 2003, as discussed above, we issued $125 million of subordinated debt maturing on February 1, 2013. A portion of the proceeds from this offering was used to repay amounts outstanding under our short-term revolving credit facility. The remainder of the net proceeds was used or is available for general corporate purposes. The subordinated debt requires semi-annual interest payments beginning in August 2003 and qualifies as a component of our capital, bolstering our overall capital ratios. The higher capital ratios are viewed favorably by regulators and credit rating agencies. In June 2003, we also issued approximately $25 million of floating rate, 30 year trust preferred securities through a special purpose trust with an initial interest rate of 4.16%. Interest only payments are due quarterly beginning September 1, 2003 and payment in full of the principal is due in June 2033. Our rights and obligations in connection with these securities are described above under "-- Borrowed Funds."

Downgrades within the past six months by FitchRatings and Standard & Poor's Rating Service of our long-term credit rating to BBB from BBB+ due to asset quality deterioration and increased nonperforming assets are not expected to materially affect our liquidity position. Our short-term credit rating remained unchanged at F2 and A-2, respectively. Separately, Moody's Investors Service affirmed our outstanding ratings of Baa-1 (long term) and P-2 (short term), after their review for a possible downgrade. Our strong capital position provides enough financial flexibility to deal with a degree of additional credit deterioration, if such were to occur.

We manage the liquidity of our subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities. We manage the liquidity of our parent company to pay dividends to shareholders, service debt, invest in subsidiaries and to satisfy other operating requirements. The primary sources of liquidity for the parent company are dividends and returns on investment in its subsidiaries. Our banking subsidiaries are currently unable to pay dividends to our parent company without further regulatory approval due to statutory restrictions resulting from our net loss in the third quarter of 2002. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as member banks of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. We expect that the dividend paying capacity of our bank subsidiaries will return to historical levels by the fourth quarter of 2003, although there can be no assurance to that effect.

We also have certain financial guarantees and letters of credit that may impact liquidity. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements in connection with them. Further information on these commitments is presented in Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q.


INTEREST RATE RISK
Interest rate risk generally arises when the maturity or repricing structure of our assets and liabilities differ significantly. Asset/Liability management, which we use to address such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income, maintain sufficient liquidity and minimize exposure to significant changes in interest rates. This process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures. Generally, we seek a structure that insulates net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity, commonly referred to as "GAP," as of June 30, 2003 and 2002 is illustrated in the table below.

------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
                                                                                 TOTAL
                                          1-90        91-180       181-365      WITHIN        1-5         Over
(dollars in millions)                     Days         Days         Days        1 YEAR       Years       5 Years   Total
------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2003
RATE SENSITIVE ASSETS (1)
  Loans (2)                              $2,773.7    $  277.9     $  443.2     $3,494.8     $1,710.4    $  218.5   $5,423.7
  Investment securities                     255.7       137.4        251.3        644.4        824.9       434.8    1,904.1
  Short-term investments                      6.4        --           --            6.4         --          --          6.4
                                         --------    --------     --------     --------     --------    --------   --------
     Total                               $3,035.8    $  415.3     $  694.5     $4,145.6     $2,535.3    $  653.3   $7,334.2
                                         ========    ========     ========     ========     ========    ========   ========
RATE SENSITIVE LIABILITIES
  Deposits (3)                           $  667.7    $  507.4     $  927.6     $2,102.7     $2,142.2    $  510.4   $4,755.3
  Other interest bearing liabilities        564.9         0.3         25.2        590.4        425.5       396.6    1,412.5
                                         --------    --------     --------     --------     --------    --------   --------
     Total                               $1,232.6    $  507.7     $  952.8     $2,693.1     $2,567.7    $  907.0   $6,167.8
                                         ========    ========     ========     ========     ========    ========   ========
Period GAP (4)                           $1,803.2    $  (92.4)    $ (258.3)    $1,452.5     $  (32.4)   $ (253.7)  $1,166.4
Cumulative GAP                            1,803.2     1,710.8      1,452.5                   1,420.1     1,166.4
Cumulative GAP to Total Assets              23.16%      21.97%       18.66%       18.66%       18.24%      14.98%     14.98%
Multiple of Rate Sensitive
 Assets to Liabilities                       2.46        0.82         0.73         1.54         0.99        0.72       1.19

==============================================================================================================================

JUNE 30, 2002
RATE SENSITIVE ASSETS (1)
  Loans (2)                              $2,666.5    $  259.8     $  466.7     $3,393.0     $1,924.7    $  328.9   $5,646.6
  Investment securities                     129.5        28.5         52.6        210.6        657.7       626.2    1,494.5
  Short-term investments                     19.0        --           --           19.0         --          --         19.0
                                         --------    --------     --------     --------     --------    --------   --------
     Total                               $2,815.0    $  288.3     $  519.3     $3,622.6     $2,582.4    $  955.1   $7,160.1
                                         ========    ========     ========     ========     ========    ========   ========

RATE SENSITIVE LIABILITIES
  Deposits (3)                           $  807.5    $  673.7     $1,080.4     $2,561.6     $2,113.6    $  318.0   $4,993.2
  Other interest bearing liabilities        408.3         0.1         25.1        433.5        146.0       308.3      887.8
                                         --------    --------     --------     --------     --------    --------   --------
     Total                               $1,215.8    $  673.8     $1,105.5     $2,995.1     $2,259.6    $  626.3   $5,881.0
                                         ========    ========     ========     ========     ========    ========   ========

Period GAP (4)                           $1,599.2    $ (385.5)    $ (586.2)    $  627.5     $  322.8    $  328.8   $1,279.1
Cumulative GAP                            1,599.2     1,213.7        627.5                     950.3     1,279.1
Cumulative GAP to Total Assets              21.19%      16.08%        8.31%        8.31%       12.59%      16.95%     16.95%
Multiple of Rate Sensitive
 Assets to Liabilities                       2.32        0.43         0.47         1.21         1.14        1.52       1.22
==============================================================================================================================


(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)  Includes mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits of $711 million and $764 million in 2003 and 2002, respectively, in the less than one year category, and $1.911 billion and $1.694 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)  GAP is the excess of rate sensitive assets (liabilities).


As shown, our interest rate risk position at June 30, 2003 was asset sensitive in the less than one year time frame with rate sensitive assets exceeding rate sensitive liabilities by $1.453 billion. Our interest rate risk position at June 30, 2002 was asset sensitive in the less than one-year time frame with rate sensitive assets exceeding rate sensitive liabilities by $627.5 million. Because our deposit liabilities tend to reprice more slowly than our assets, application of GAP theory would suggest that with our asset sensitive position, net interest income could rise if interest rates rise and could decrease in a falling rate environment. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth and the timing of changes in these variables.

We are continually reviewing our interest rate risk position and modifying our strategies based on projections to minimize the impact of future interest rate changes. While traditional GAP analysis does not always incorporate adjustments for the magnitude or timing of non-contractual repricing, the table above does incorporate appropriate adjustments as indicated in footnotes 1 and 3 to the table. Because of these and other inherent limitations of any GAP analysis, we use net interest income simulation modeling as our primary tool to evaluate the impact of changes in interest rates and balance sheet strategies. We use these simulations to develop strategies that can limit interest rate risk and provide liquidity to meet client loan demand and deposit preferences. We conduct periodic evaluations to measure net interest income sensitivity. Simulations were done after June 30, 2003 assuming a static balance sheet and flat interest rates as the base case. Compared to this base case, net interest income over the next twelve months should remain stable if interest rates rise within likely ranges, but may decline if interest rates decrease.

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

In February 2003, we entered into ten-year interest rate swap agreements for a notional amount totaling $125 million to effectively convert our new fixed rate subordinated debt into a variable rate instrument. Under this arrangement, we receive payment from the counter-party at a specified fixed-rate (4.36%) in exchange for payments to the counter-party at a specified floating rate index (six-month LIBOR, 1.35% initially). Thus, what was a fixed rate obligation before entering into the derivative arrangement was transformed into a variable rate obligation.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates also exposes us to interest rate risk during the period from loan funding until sale. To minimize this risk, we enter into mandatory forward commitments, generally entered into at time of application, to sell residential mortgage loans. These mandatory forward commitments are considered derivatives under SFAS 133. These forward commitments qualify and have been designated as fair value hedges of our portfolio of loans held for sale and our new mortgage loan commitments. Our practice to hedge our market rate risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2003, we had forward commitments to sell mortgage loans of $307.0 million.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2002 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.


ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
In June 2003, a subsidiary trust of the Company issued $25 million of mandatorily redeemable trust preferred securities ("TPS") to a trust formed by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (who acted as placement agents in the transaction), and to a subsidiary bank of FTN Financial Capital Markets. The Company's trust received a total of $24.5 million in net proceeds, after deduction of a total of $490,000 of commissions paid to the placement agents. The proceeds from the transaction were invested in a debenture issued by the Company, as described in Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowed Funds" included elsewhere in this Report.

The Company's trust sold the TPS in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption was available because the TPS were sold in a private transaction to sophisticated bank investor and to a trust organized outside the United States by two institutional accredited investors sophisticated and experienced with investments similar to the TPS, subject to resale limitations and offering restrictions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Citizens held its Annual Meeting of Shareholders on April 15, 2003 at which the shareholders elected four nominees to the Board of Directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets for the number of votes for and withheld with respect to each nominee.

         Director                          For           Withheld
--------------------------          -----------------  -------------
Joseph P. Day                           32,529,539      2,457,638
Benjamin W. Laird                       32,500,385      2,486,792
Ada C. Washington                       34,251,574        735,603
James L. Wolohan                        33,866,105      1,121,072


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
      4.1 Floating Rate Junior Subordinated Deferrable Interest Debentures Dated as of June 26, 2003
     10.1 Amended and Restated Declaration of Trust Dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Banking Corporation, as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators
     10.2 Placement Agreement, dated June 16, 2003, between the Company, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
     10.3 Guarantee Agreement Dated As Of June 26, 2003 by and between Citizens Banking Corporation and U.S. Bank National Association
     10.4 Amended and Restated Employment Agreement by and between the Company and William R. Hartman Dated as of May 29, 2003
     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
     32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act
(b)  Reports on Form 8-K
     (1) A report on Form 8-K, dated April 4, 2003, was filed disclosing information under Items 7, 9 and 12 on April 8, 2003, announcing lower earnings expectations for Citizens in the first quarter and for the full year 2003, and certain other information. The information under Items 9 and 12 was considered furnished, rather than filed.
     (2) A report on Form 8-K, dated April 14, 2003, was filed disclosing information under Items 5, 7, 9 and 12 on April 18, 2003, announcing Citizens' results of operations for the three month period ended March 31, 2003. The information under Items 9 and 12 was considered furnished, rather than filed.
     (3) A report on Form 8-K, dated April 16, 2003, was filed disclosing information under Items 9 and 12 on April 21, 2003, disclosing the transcript of a conference call during which officers of Citizens reviewed financial results of Citizens for the first quarter of 2003 and certain other information. The information under Items 9 and 12 was considered furnished, rather than filed.
     (4) A report on Form 8-K, dated June 10, 2003, was filed under Item 5 announcing Citizens' intention to raise up to $50 million through one or more trust preferred securities pool transactions.
     (5) A report on Form 8-K, dated June 30, 2003, was filed under Items 5 and 7 announcing that Citizens had sold approximately $25 million of trust preferred securities as part of a pooled transaction.
No financial statements were filed with any of these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CITIZENS BANKING CORPORATION


Date    August 11, 2003              By    /s/ Charles D. Christy
    ------------------------              -----------------------------------
                                          Charles D. Christy
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                            duly authorized officer)

                                          /s/ Daniel E. Bekemeier
                                          -----------------------------------
                                          Daniel E. Bekemeier
                                          Controller
                                          (Principal Accounting Officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION
-----------     ---------------------------------------------------------------

    4.1         Floating Rate Junior Subordinated Deferrable Interest
                Debentures Dated as of June 26, 2003
   10.1         Amended and Restated Declaration of Trust Dated as of
                June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Banking Corporation, as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators
   10.2 Placement Agreement, dated June 16, 2003, between the Company, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc.
   10.3 Guarantee Agreement Dated as of June 26, 2003 by and between Citizens Banking Corporation and U.S. Bank National Association
   10.4 Amended and Restated Employment Agreement by and between the Company and William R. Hartman Dated as of May 29, 2003
   31.1         Certification of Chief Executive Officer pursuant to
                Rule 13a-14(a) of the Securities Exchange Act
   31.2         Certification of Chief Financial Officer pursuant to
                Rule 13a-14(a) of the Securities Exchange Act
   32.1         Certification pursuant to 18 U.S.C. Section 1350 and
                Rule 13a-14(b) of the Securities Exchange Act