Form 10-Q
period 2003-09-30
CITIZENS BANKING CORP
filed 2003-11-13
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                      38-2378932
---------------------------------------------         --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

   328 S. Saginaw St., Flint, Michigan                           48502
---------------------------------------------         --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                       [X]  Yes [ ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                       [X]  Yes [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 3, 2003
--------------------------                       -------------------------------
Common Stock, No Par Value                             43,293,253 Shares

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

     Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................................... 13

     Item 3. - Quantitative and Qualitative Disclosures about Market Risk........................................... 32

     Item 4. - Controls and Procedures.............................................................................. 32

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K...................................................................... 33

SIGNATURES.......................................................................................................... 34

EXHIBIT INDEX....................................................................................................... 35

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                    SEPTEMBER 30,    December 31,
                   (in thousands)                                      2003             2002
-------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)       (Note 1)

ASSETS
   Cash and due from banks                                          $     180,896   $     171,864
   Money market investments:
       Federal funds sold                                                      --          69,000
       Interest-bearing deposits with banks                                 2,368           2,332
                                                                    -------------   -------------
         Total money market investments                                     2,368          71,332
   Investment Securities:
       Available-for-Sale:
        U.S. Treasury and federal agency securities                     1,472,582         942,643
        State and municipal securities                                    441,175         444,951
        Other securities                                                   74,071          69,687
       Held-to-maturity:
        State and municipal securities (fair value of $7,186)               7,262              --
                                                                    -------------   -------------
         Total investment securities                                    1,995,090       1,457,281
   Mortgage loans held for sale                                           132,627         160,743
   Loans:
       Commercial                                                       2,931,023       3,111,208
       Real estate construction                                           181,164         262,363
       Real estate mortgage                                               408,038         545,834
       Consumer                                                         1,706,161       1,513,156
                                                                    -------------   -------------
         Total loans                                                    5,226,386       5,432,561
       Less: Allowance for loan losses                                   (125,955)       (109,467)
                                                                    -------------   -------------
         Net loans                                                      5,100,431       5,323,094
   Premises and equipment                                                 112,089         117,704
   Goodwill                                                                54,785          54,785
   Other intangible assets                                                 17,688          19,862
   Bank owned life insurance                                               79,929          78,434
   Other assets                                                           108,461          66,935
                                                                    -------------   -------------
TOTAL ASSETS                                                        $   7,784,364   $   7,522,034
                                                                    =============   =============
LIABILITIES
   Noninterest-bearing deposits                                     $     878,536   $     900,674
   Interest-bearing deposits                                            4,603,657       5,036,239
                                                                    -------------   -------------
       Total deposits                                                   5,482,193       5,936,913
   Federal funds purchased and securities sold
       under agreements to repurchase                                     610,865         223,289
   Other short-term borrowings                                             41,564          79,062
   Other liabilities                                                       74,993          32,988
   Long-term debt                                                         940,605         599,313
                                                                    -------------   -------------
       Total liabilities                                                7,150,220       6,871,565

SHAREHOLDERS' EQUITY
   Preferred stock - no par value                                              --              --
   Common stock - no par value                                            100,425         112,253
   Retained earnings                                                      506,318         495,570
   Other accumulated comprehensive net income                              27,401          42,646
                                                                    -------------   -------------
       Total shareholders' equity                                         634,144         650,469
                                                                    -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   7,784,364   $   7,522,034
                                                                    =============   =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                            Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
              (in thousands, except per share amounts)                       2003         2002        2003         2002
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Interest and fees on loans                                           $   80,371   $   95,924   $  247,394   $  292,912
    Interest and dividends on investment securities:
       Taxable                                                               14,254       14,150       45,795       41,121
       Tax-exempt                                                             5,059        5,319       15,288       16,038
    Money market investments                                                      3          165          102          755
                                                                         ----------   ----------   ----------   ----------
       Total interest income                                                 99,687      115,558      308,579      350,826
                                                                         ----------   ----------   ----------   ----------
INTEREST EXPENSE
    Deposits                                                                 18,851       31,725       66,410       99,160
    Short-term borrowings                                                     1,463        1,007        3,497        2,876
    Long-term debt                                                            8,219        7,644       23,092       23,240
                                                                         ----------   ----------   ----------   ----------
       Total interest expense                                                28,533       40,376       92,999      125,276
                                                                         ----------   ----------   ----------   ----------
NET INTEREST INCOME                                                          71,154       75,182      215,580      225,550
Provision for loan losses                                                    10,300       89,250       54,942      103,900
                                                                         ----------   ----------   ----------   ----------
       Net interest income (loss) after provision for loan losses            60,854      (14,068)     160,638      121,650
                                                                         ----------   ----------   ----------   ----------
NONINTEREST INCOME
    Service charges on deposit accounts                                       7,703        6,620       21,842       19,767
    Trust fees                                                                4,368        4,372       12,912       14,260
    Mortgage and other loan income                                            5,404        2,928       15,967        9,825
    Brokerage and investment fees                                             2,333        2,337        6,015        7,020
    Bankcard fees                                                               761          672        2,310        5,359
    Investment securities gains (losses)                                         42           45          101          (12)
    Gain on sale of merchant business                                            --           --           --        5,400
    Gain on securitized mortgages                                                --           --           --        2,436
    Other                                                                     4,443        2,760       14,041       11,020
                                                                         ----------   ----------   ----------   ----------
       Total noninterest income                                              25,054       19,734       73,188       75,075
                                                                         ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
    Salaries and employee benefits                                           31,036       32,218       92,548       96,262
    Equipment                                                                 4,060        5,167       12,098       14,981
    Occupancy                                                                 4,328        4,307       13,337       13,506
    Professional services                                                     4,946        3,524       12,613        9,713
    Data processing services                                                  3,225        3,066        9,599        9,441
    Postage and delivery                                                      1,739        1,860        5,100        5,375
    Advertising and public relations                                          1,395        1,848        4,067        5,535
    Telephone                                                                 1,169        1,268        3,479        4,103
    Stationery and supplies                                                     911          907        2,679        3,021
    Bankcard expenses                                                            79          134          261        3,787
    Special charge                                                             (370)      13,807         (691)      13,807
    Prepayment penalty on FHLB advances                                          --        3,300           --        3,300
    Contribution to charitable trust                                             --        2,000           --        2,000
    Other                                                                     7,082        6,139       17,452       17,426
                                                                         ----------   ----------   ----------   ----------
       Total noninterest expense                                             59,600       79,545      172,542      202,257
                                                                         ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                                            26,308      (73,879)      61,284       (5,532)
Income tax provision (benefit)                                                6,703      (27,950)      13,407       (9,045)
                                                                         ----------   ----------   ----------   ----------
NET INCOME (LOSS)                                                        $   19,605   $  (45,929)  $   47,877   $    3,513
                                                                         ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
    Basic                                                                $     0.45   $    (1.03)  $     1.10   $     0.08
    Diluted                                                                    0.45        (1.03)        1.10         0.08
CASH DIVIDENDS DECLARED PER SHARE                                             0.285        0.285        0.855        0.845

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                                  Other
                                                                                               Accumulated
                                                                       Common       Retained  Comprehensive
            (in thousands except per share amounts)                    Stock        Earnings    Net Income     Total
-----------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2002                                         $  135,833    $  486,762   $  45,658    $  668,253
    Comprehensive income:
     Net income                                                                        21,525                    21,525
     Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(2,343)                                                              (4,352)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $4                                                         (8)
      Minimum pension liability                                                                     1,348        (3,012)
                                                                                                ---------    ----------
          Total comprehensive income                                                                             18,513
    Exercise of stock options, net of shares purchased                      131                                     131
    Shares acquired for retirement                                      (23,776)                                (23,776)
    Net change in deferred compensation, net of tax effect                   65                                      65
    Cash dividends - $0.285 per share                                                 (12,717)                  (12,717)
                                                                     ----------    ----------   ---------    ----------
BALANCE - DECEMBER 31, 2002                                          $  112,253    $  495,570   $  42,646    $  650,469
    Comprehensive income:
     Net income                                                                        15,058                    15,058
     Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(2,007)                                                              (3,728)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $17                                                       (31)       (3,759)
                                                                                                ---------    ----------
          Total comprehensive income                                                                             11,299
    Exercise of stock options, net of shares purchased                    1,991                                   1,991
    Shares acquired for retirement                                      (11,177)                                (11,177)
    Net change in deferred compensation, net of tax effect                   47                                      47
    Stock issued for compensation                                           200                                     200
    Cash dividends - $0.285 per share                                                 (12,455)                  (12,455)
                                                                     ----------    ----------   ---------    ----------
BALANCE - MARCH 31, 2003                                             $  103,314    $  498,173   $  38,887    $  640,374
    Comprehensive income:
     Net income                                                                        13,214                    13,214
     Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(258)                                                                  (479)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $4                                                         (7)         (486)
                                                                                                ---------    ----------
          Total comprehensive income                                                                             12,728
    Exercise of stock options, net of shares purchased                    1,428                                   1,428
    Shares acquired for retirement                                       (3,051)                                 (3,051)
    Net change in deferred compensation, net of tax effect                   32                                      32
    Cash dividends - $0.285 per share                                                 (12,343)                  (12,343)
                                                                     ----------    ----------   ---------    ----------
BALANCE - JUNE 30, 2003                                              $  101,723    $  499,044   $  38,401    $  639,168
    Comprehensive income:
     Net income                                                                        19,605                    19,605
     Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(5,974)                                                             (11,095)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $15                                                       (27)
      Net unrealized gain on cash flow hedges                                                         122       (11,000)
                                                                                                ---------    ----------
          Total comprehensive income                                                                              8,605
    Exercise of stock options, net of shares purchased                      622                                     622
    Shares acquired for retirement                                       (1,951)                                 (1,951)
    Net change in deferred compensation, net of tax effect                   31                                      31
    Cash dividends - $0.285 per share                                                 (12,331)                  (12,331)
                                                                     ----------    ----------   ---------    ----------
BALANCE - SEPTEMBER 30, 2003                                         $  100,425    $  506,318   $  27,401    $  634,144
                                                                     ==========    ==========   =========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                              Nine Months Ended
                                                                                 September 30,
                        (in thousands)                                        2003           2002
--------------------------------------------------------------           -----------------------------
OPERATING ACTIVITIES:
   Net income                                                            $      47,877   $       3,513
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                54,942         103,900
       Depreciation                                                             10,590          12,617
       Amortization of intangibles                                               2,174           2,174
       Net amortization on investment securities                                 7,270           1,125
       Investment securities gains                                                (101)         (2,424)
       Loans originated for sale                                            (1,103,644)       (613,359)
       Proceeds from loan sales                                              1,141,965         647,197
       Net gain from loan sales                                                (10,205)         (4,683)
       Other                                                                     9,015           9,052
                                                                         -------------   -------------
        Net cash provided by operating activities                              159,883         159,112

INVESTING ACTIVITIES:
   Net decrease in money market investments                                     68,964           1,848
   Securities available-for-sale:
       Proceeds from sales                                                       1,438          69,334
       Proceeds from maturities                                                633,417         217,158
       Purchases                                                            (1,196,213)       (449,602)
   Purchases of securities held-to-maturity                                     (7,262)             --
   Purchase of bank owned life insurance                                            --         (78,000)
   Net decrease in loans                                                       167,721         167,899
   Net increase in premises and equipment                                       (4,975)         (5,818)
                                                                         -------------   -------------
       Net cash used in investing activities                                  (336,910)        (77,181)

FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits                      (82,218)        112,188
   Net decrease in time deposits                                              (372,502)       (173,592)
   Net increase in short-term borrowings                                       350,078         133,908
   Proceeds from issuance of long-term debt                                    370,332          26,000
   Principal reductions in long-term debt                                      (30,364)       (125,602)
   Cash dividends paid                                                         (37,129)        (37,942)
   Proceeds from stock options exercised                                         4,041           6,431
   Shares acquired for retirement                                              (16,179)        (26,520)
                                                                         -------------   -------------
       Net cash provided by (used in) financing activities                     186,059         (85,129)
                                                                         -------------   -------------

Net increase (decrease) in cash and due from banks                               9,032          (3,198)
Cash and due from banks at beginning of period                                 171,864         224,416
                                                                         -------------   -------------

Cash and due from banks at end of period                                 $     180,896   $     221,218
                                                                         =============   =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2002 Annual Report on Form 10-K.

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

------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
     (in thousands, except per share amounts)                 2003        2002         2003         2002
-------------------------------------------------         --------------------------------------------------
Net income, as reported                                   $   19,605   $  (45,929)  $   47,877   $    3,513
Less pro forma expense related to options granted               (582)        (679)      (1,649)      (1,798)
                                                          ----------   ----------   ----------   ----------
Pro forma net income                                      $   19,023   $  (46,608)  $   46,228   $    1,715
                                                          ==========   ==========   ==========   ==========

Net income per share:
 Basic - as reported                                      $     0.45   $    (1.03)  $     1.10   $     0.08
 Basic - pro forma                                              0.44        (1.04)        1.07         0.04
 Diluted - as reported                                          0.45        (1.03)        1.10         0.08
 Diluted - pro forma                                            0.44        (1.04)        1.06         0.04

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149") which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, and amends certain other existing pronouncements. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. These changes required by SFAS 149 did not have a material impact on Citizens' results of operations, financial position, or liquidity.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation, as applied to VIE's created after January 31, 2003, became effective upon issuance in January 2003. Citizens must apply the provisions of FIN 46 to existing variable interests in a VIE no later than December 31, 2003. Citizens adopted the provisions of FIN 46 for new VIE's effective January 1, 2003. Based on Citizens' current understanding of FIN 46, the adoption of this interpretation for pre-existing VIE's will not materially impact Citizens' financial position, results of operations or cash flows.

NOTE 3. SPECIAL CHARGE

In the third quarter of 2002, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax) that included restructuring and impairment costs associated with the reorganization of our consumer, business and wealth management lines of business. The reorganization resulted from a detailed review of our consumer banking, business banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 134 employees. Displaced employees were offered severance packages and outplacement assistance. Additionally, twelve banking offices were closed in the fourth quarter of 2002 and six additional offices were closed during the second quarter of 2003.

The following provides details on the special charge and the related remaining liability as of September 30, 2003.

                                                 Original       2002        Reserve                 2003              Reserve
                                                 Reserve/    ----------     Balance       ------------------------    Balance
                                                 Special         Net      December 31,      Cash       Noncash      September 30,
(in thousands)                                   Charge      Activity(1)      2002        Payments   Reductions(2)      2003
----------------------------------------------------------------------------------------------------------------------------------
Employee benefits and severance                  $ 8,072       $(3,791)      $ 4,281      $(3,187)     $  (378)       $   716
Professional fees                                  2,369        (1,961)          408          (83)        (316)             9
Facilities and lease impairment                    2,358        (2,036)          322          (34)          --            288
Contract termination fees and write-off of
     obsolete equipment, software and supplies     1,008          (826)          182          (51)        (131)            --
                                                 -------       -------       -------      -------      -------        -------
     Total                                       $13,807       $(8,614)      $ 5,193      $(3,355)     $  (825)       $ 1,013
                                                 =======       =======       =======      =======      =======        =======

(1) Includes cash payments of $6,134,000 and a reversal of $404,600 for items included in the original charge that are no longer expected to be paid -- primarily employee benefits and severance and professional fees.

(2) Includes a reversal of $691,000 for employee benefits, severance, professional fees and obsolete supplies included in the original charge that are no longer expected to be paid.

NOTE 4. OTHER INTANGIBLE ASSETS

Citizens' other intangible assets as of September 30, 2003, December 31, 2002 and September 30, 2002 are shown in the table below.

                                SEPTEMBER 30,     December 31,      September 30,
(in thousands)                     2003              2002              2002
---------------------------------------------------------------------------------
Core deposit intangibles          $28,989           $28,989           $28,989
Accumulated amortization           11,334             9,160             8,435
                                  -------           -------           -------
   Net core deposit intangibles    17,655            19,829            20,554
Minimum pension liability              33                33             3,304
                                  -------           -------           -------
   Total other intangibles        $17,688           $19,862           $23,858
                                  =======           =======           =======

The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.

NOTE 5. LINES OF BUSINESS INFORMATION

Citizens is managed along the following business lines: Business Banking, Consumer Banking, Wealth Management, and Other. In 2003, Citizens allocated its core deposit intangible and the related amortization to the Business Banking and Consumer Banking business lines. The core deposit intangible and the related amortization was previously recorded in the

Other business line. Prior period information has been restated to reflect this change. In the third quarter of 2003, Citizens also reallocated the investment security portfolio held in our mortgage company from Consumer Banking to Treasury, which is a component of Other. The affect on net income for the prior periods presented was not material to the segments and they were not restated. Selected line of business segment information, as adjusted, for the three- and nine-month periods ended September 30, 2003 and 2002 is provided below. There are no significant intersegment revenues.

                                                                 Business    Consumer   Wealth
(in thousands)                                                   Banking     Banking   Management    Other        Total
------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2003

Net interest income (taxable equivalent)                         $ 29,193    $ 41,436   $     32    $  3,784    $ 74,445
Provision for loan losses                                           3,913       6,763         --        (376)     10,300
                                                                 --------    --------   --------    --------    --------
    Net interest income after provision                            25,280      34,673         32       4,160      64,145
Noninterest income                                                  3,504      14,793      5,712       1,045      25,054
Noninterest expense                                                15,412      32,541      5,577       6,070      59,600
                                                                 --------    --------   --------    --------    --------
    Income before income taxes                                     13,372      16,925        167        (865)     29,599
Income tax (benefit) expense (taxable equivalent)                   4,662       5,931         56        (655)      9,994
                                                                 --------    --------   --------    --------    --------
    Net income                                                   $  8,710    $ 10,994   $    111    $   (210)   $ 19,605
                                                                 ========    ========   ========    ========    ========
Average Assets (in millions )                                    $  2,960    $  2,454   $      8    $  2,390    $  7,812
                                                                 ========    ========   ========    ========    ========

EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2002

Net interest income (taxable equivalent)                         $ 35,346    $ 36,949   $      6    $  6,471    $ 78,772
Provision for loan losses                                          86,041       3,523         --        (314)     89,250
                                                                 --------    --------   --------    --------    --------
     Net interest income after provision                          (50,695)     33,426          6       6,785     (10,478)
Noninterest income                                                  4,097      10,997      5,689      (1,049)     19,734
Noninterest expense                                                17,467      31,375      4,475      26,228      79,545
                                                                 --------    --------   --------    --------    --------
    Income before income taxes                                    (64,065)     13,048      1,220     (20,492)    (70,289)
Income tax expense (taxable equivalent)                           (22,422)      4,577        427      (6,942)    (24,360)
                                                                 --------    --------   --------    --------    --------
    Net income                                                   $(41,643)   $  8,471   $    793    $(13,550)   $(45,929)
                                                                 ========    ========   ========    ========    ========
Average Assets (in millions )                                    $  3,422    $  2,696   $      4    $  1,494    $  7,616
                                                                 ========    ========   ========    ========    ========

                                                                 Business    Consumer   Wealth
(in thousands)                                                   Banking     Banking   Management    Other        Total
------------------------------------------------------------------------------------------------------------------------

EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 2003

Net interest income (taxable equivalent)                         $ 95,855    $114,247   $    100    $ 15,498    $225,700
Provision for loan losses                                          41,997      13,492         --        (547)     54,942
                                                                 --------    --------   --------    --------    --------
    Net interest income after provision                            53,858     100,755        100      16,045     170,758
Noninterest income                                                 11,866      41,397     16,637       3,288      73,188
Noninterest expense                                                45,580      99,694     15,580      11,688     172,542
                                                                 --------    --------   --------    --------    --------
    Income before income taxes                                     20,144      42,458      1,157       7,645      71,404
Income tax expense (taxable equivalent)                             7,174      14,860        399       1,094      23,527
                                                                 --------    --------   --------    --------    --------
    Net income                                                   $ 12,970    $ 27,598   $    758    $  6,551    $ 47,877
                                                                 ========    ========   ========    ========    ========
Average Assets (in millions )                                    $  3,057    $  2,394   $      8    $  2,234    $  7,693
                                                                 ========    ========   ========    ========    ========

EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 2002

Net interest income (taxable equivalent)                         $105,025    $114,566   $    245    $ 16,557    $236,393
Provision for loan losses                                          96,477       8,998         --      (1,575)    103,900
                                                                 --------    --------   --------    --------    --------
    Net interest income after provision                             8,548     105,568        245      18,132     132,493
Noninterest income                                                 12,824      42,614     17,948       1,689      75,075
Noninterest expense                                                51,974     102,980     13,130      34,173     202,257
                                                                 --------    --------   --------    --------    --------
    Income before income taxes                                    (30,602)     45,202      5,063     (14,352)      5,311
Income tax expense (taxable equivalent)                           (10,708)     15,822      1,772      (5,088)      1,798
                                                                 --------    --------   --------    --------    --------
    Net income                                                   $(19,894)   $ 29,380   $  3,291    $ (9,264)   $  3,513
                                                                 ========    ========   ========    ========    ========
Average Assets (in millions )                                    $  3,405    $  2,735   $      5    $  1,426    $  7,571
                                                                 ========    ========   ========    ========    ========

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of September 30, 2003, December 31, 2002 and September 30, 2002 are presented below.

                                                          SEPTEMBER 30,    December 31,    September 30,
(in thousands)                                                2003             2002            2002
-------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances (1)                       $  788,810       $  599,139       $  529,279
Subordinated debt:
    Notes maturing February 2013(2)                          125,882               --               --
    Deferrable interest debenture maturing June 2033(3)       25,774               --               --
Other borrowed funds                                             139              174              218
                                                          ----------       ----------       ----------
    Total long-term debt                                  $  940,605       $  599,313       $  529,497
                                                          ==========       ==========       ==========

(1) At September 30, 2003, rates on FHLB advances are fixed and variable ranging from 1.12% to 7.10% maturing in 2003 through 2021. In 2002 rates on FHLB advances were fixed and variable ranging from 1.82% to 7.10% maturing in 2002 through 2021. The majority of the fixed rate FHLB advances are convertible to a floating rate at the option of the Federal Home Loan Bank.

(2) On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes maturing February 1, 2013. Citizens also entered into an interest rate swap to hedge the interest rate risk on the subordinated debt. The carrying value of the subordinated notes has been adjusted to reflect the gain or loss attributable to the risk hedged. Issuance costs of $1.3 million were capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over 10 years as a component of interest expense. The subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes.

(3) On June 26, 2003, Citizens issued $25 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the "Debenture") issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in the right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $490,000 were incurred related to the issuance. These costs have been capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over five years as a component of interest expense. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in 30 years after issuance. For regulatory purposes, these trust preferred securities qualify under the risk-based capital guidelines as Tier 1 capital.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138 and SFAS 149, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively referred to as "SFAS 133") establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings.

Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The following table summarizes the derivative financial instruments held or issued by Citizens.

DERIVATIVE FINANCIAL INSTRUMENTS:

                                                                               SEPTEMBER 30, 2003
                                                               -----------------------------------------------
                                                               NOTIONAL          RECEIVE        PAY     FAIR
(dollars in thousands)                                          AMOUNT            RATE         RATE     VALUE
--------------------------------------------------------------------------------------------------------------
Received fixed swaps                                           $165,000           4.66%        1.96%  $  1,820
Interest rate lock commitments                                   29,940             --           --        700
Forward mortgage loan contracts                                 110,000             --           --       (652)
                                                               --------                               --------
   TOTAL                                                       $304,940                               $  1,868
                                                               ========                               ========

DERIVATIVE CLASSIFICATIONS AND HEDGING RELATIONSHIPS:

                                                                               SEPTEMBER 30, 2003
                                                               -----------------------------------------------
                                                                   NOTIONAL                    FAIR VALUE
(dollars in thousands)                                              AMOUNT                  GAIN        LOSS
--------------------------------------------------------------------------                --------------------
Derivatives Designated as Cash Flow Hedges:
     Hedging commercial loans                                      $ 25,000               $     398   $     --
Derivatives Designated as Fair Value Hedges:
     Hedging time deposits                                           15,000                     122         --
     Hedging long-term debt                                         125,000                   1,300         --
                                                                   --------               ---------   --------
   TOTAL                                                           $165,000               $   1,820   $     --
                                                                   ========               =========   ========

NOTE 8. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                          Three Months Ended      Nine Months Ended
                                                              September 30,         September 30,
 (in thousands, except per share amounts)                   2003       2002        2003       2002
----------------------------------------------------------------------------------------------------
NUMERATOR:
Basic and dilutive earnings per share -- net income
   available to common shareholders                       $ 19,605   $(45,929)   $ 47,877   $  3,513
                                                          ========   ========    ========   ========

DENOMINATOR:
Basic earnings per share -- weighted average shares         43,227     44,610      43,326     44,819
Effect of dilutive securities -- potential conversion
   of employee stock options                                   274         --         248        476
                                                          --------   --------    --------   --------

Diluted earnings per share -- adjusted weighted-average
   shares and assumed conversions                           43,501     44,610      43,574     45,295
                                                          ========   ========    ========   ========
    BASIC EARNINGS PER SHARE                              $   0.45   $  (1.03)   $   1.10   $   0.08
                                                          ========   ========    ========   ========

    DILUTED EARNINGS PER SHARE                            $   0.45   $  (1.03)   $   1.10   $   0.08
                                                          ========   ========    ========   ========

During the third quarter of 2003, employees exercised stock options to acquire 34,852 shares at an average exercise price of $17.83 per share.

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

Amounts available to clients under standby letters of credit follow:

                                                                   SEPTEMBER 30,     December 31,
(in thousands)                                                          2003             2002
-------------------------------------------------------------------------------------------------
CONTINGENT GUARANTEES:
   Financial standby letters of credit                             $   36,803        $  28,783
   Performance standby letters of credit                                6,080            7,613

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other accumulated comprehensive income, net of tax, for the three and nine month periods ended September 30, 2003 and 2002 are presented below.

                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,             September 30,
(in thousands)                                                              2003             2002       2003         2002
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                           $   38,401      $   33,545   $ 42,646    $   20,553
Net unrealized gain (loss) on securities for the quarter, net of tax
effect of  $(5,974) in 2003 and $6,538 in 2002.                             (11,095)         12,142
   Less: Reclassification adjustment for net gains included in net income for the quarter, net of tax effect of $15 in 2003 and $16 in
   2002                                                                         (27)            (29)
Net unrealized gain (loss) on securities for the period, net of tax
effect of  $(8,269) in 2003 and $14,366 in 2002                                                        (15,302)       26,680
   Less: Reclassification adjustment for net gains included in net income for the period, net of tax effect of $36 in 2003 and $849 in
   2002                                                                                                    (65)       (1,575)
Net unrealized gain on cash flow hedges                                         122                        122
                                                                         ----------      ----------   --------    ----------
Accumulated other comprehensive income, net of tax                       $   27,401      $   45,658   $ 27,401    $   45,658
                                                                         ==========      ==========   ========    ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                         FOR THE QUARTER ENDED
                                                             -----------------------------------------------------------------------
                                                             SEPTEMBER 30,    JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                                 2003           2003          2003        2002            2002
                                                             -----------------------------------------------------------------------
SUMMARY OF OPERATIONS (THOUSANDS)

    Interest income                                          $    99,687    $  104,683    $  104,209    $  112,558    $  115,558
    Net interest income                                           71,154        72,920        71,506        76,232        75,182
    Provision for loan losses                                     10,300        25,650        18,992        16,300        89,250
    Noninterest income                                            25,054        24,847        23,287        26,701        19,734
    Noninterest expense                                           59,600        56,361        56,581        57,126        79,545 (1)
    Income tax provision (benefit)                                 6,703         2,542         4,162         7,982       (27,950)
    Net income (loss)                                             19,605        13,214        15,058        21,525       (45,929)
    Cash dividends                                                12,331        12,343        12,455        12,717        12,719
                                                             -----------------------------------------------------------------------
PER COMMON SHARE DATA

    Basic net income (loss)                                  $      0.45    $     0.30    $     0.35    $     0.49    $    (1.03)
    Diluted net income (loss)                                       0.45          0.30          0.34          0.48         (1.03)
    Cash dividends                                                 0.285         0.285         0.285         0.285         0.285
    Market value (end of period)                                   26.41         27.01         23.62         24.78         24.17
    Book value (end of period)                                     14.67         14.77         14.79         14.88         14.97
                                                             -----------------------------------------------------------------------
AT PERIOD END (MILLIONS)

    Assets                                                   $     7,784    $    7,786    $    7,765    $    7,522    $    7,614
    Portfolio Loans (2)                                            5,226         5,287         5,303         5,433         5,524
    Deposits                                                       5,482         5,660         5,812         5,937         5,904
    Shareholders' equity                                             634           639           640           650           668
                                                             -----------------------------------------------------------------------
AVERAGE FOR THE QUARTER (MILLIONS)

    Assets                                                   $     7,812    $    7,809    $    7,454    $    7,564    $    7,616
    Portfolio Loans (2)                                            5,183         5,253         5,343         5,470         5,577
    Deposits                                                       5,610         5,723         5,853         5,922         5,951
    Shareholders' equity                                             620           639           643           654           711
                                                             -----------------------------------------------------------------------
RATIOS (ANNUALIZED)

    Return on average assets                                        1.00%         0.68%         0.82%         1.13%        (2.39)%
    Return on average shareholders' equity                         12.55          8.29          9.50         13.06        (25.63)
    Net interest margin (FTE)                                       4.03          4.17          4.33          4.49          4.40
    Efficiency ratio                                               59.90         55.74         57.58         53.61         80.75
    Net loans charged off to average loans                          0.80          0.92          1.20          0.80          4.70
    Average equity to average assets                                7.94          8.18          8.63          8.65          9.34
    Allowance for loan losses as a percent of loans                 2.41          2.38          2.12          2.02          1.89
    Nonperforming assets to loans plus ORAA (end of period)         1.74          1.82          1.76          1.76          1.95
    Nonperforming assets to total assets (end of period)            1.17          1.24          1.20          1.27          1.42
    Leverage ratio                                                  7.25          7.20          7.21          7.18          7.26
    Tier 1 capital ratio                                            9.64          9.55          9.15          9.18          9.27
    Total capital ratio                                            13.07         13.10         12.59         10.43         10.52

(1) Includes special charge of $13.8 million -- see Note 3 to the consolidated financial statements included in this report.

(2)  Balances exclude mortgage loans held for sale.

INTRODUCTION

The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three and nine month periods ended September 30, 2003 and should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and the audited consolidated financial statements and notes contained in our 2002 Annual Report on Form 10-K. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

FORWARD -LOOKING STATEMENTS

Discussions in this quarterly report that are not statements of historical fact (including statements that include terms such as "believe", "expect", and "anticipate") are forward-looking statements that involve risks and uncertainties, and our actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, adverse changes in our loan portfolios (including losses due to fraud and economic factors) and the resulting credit risk-related losses and expenses, our future lending and collections experience and the potential inadequacy of our loan loss reserves, interest rate fluctuations and other adverse changes in economic or financial market conditions, the potential inability to hedge certain risks economically, adverse changes in competition and pricing environments, our potential failure to maintain or improve loan quality levels and origination volume, our potential inability to continue to attract core deposits, the potential lack of market acceptance of our products and services, adverse changes in our relationship with major customers, unanticipated technological changes that require major capital expenditures, adverse changes in applicable laws and regulatory requirements, unanticipated environmental liabilities or costs, our potential inability to complete our restructuring, the effects of terrorist attacks and potential attacks, our success in managing the risks involved in the foregoing, and other risks and uncertainties detailed in this report and from time to time in our other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Citizens earned net income of $19,605,000, or $0.45, per diluted share for the three months ended September 30, 2003, compared with a net loss of $(45,929,000), or $(1.03) per diluted share, for the same quarter of 2002. Returns on average assets and average equity for the quarter were 1.00% and 12.55%, respectively, compared with negative returns of (2.39)% and (25.63)%, respectively, in 2002. For the nine months ended September 30, 2003, net income was $47,877,000 or $1.10 per diluted share, compared to $3,513,000 or $0.08 per diluted share for the same period of 2002. Returns on average assets and average equity during the first nine months of 2003 were 0.83% and 10.10%, respectively, compared with 0.06% and 0.67%, respectively, in 2002.

The improvement in net income for the three and nine months ended September 30, 2003 compared to the same periods in 2002 resulted primarily from lower loan loss provision and noninterest expense partially offset by lower net interest income. Noninterest income improved for the quarter but was down for the nine months ended September 30, 2003. Gains recorded in the second quarter of 2002 of $5.4 million from the sale of our merchant services business and $2.4 million from the sale of securitized mortgages contributed to the decline in noninterest income for the nine months ended September 30, 2003.

The provision for losses declined to $10.3 million in the third quarter of 2003 from $89.3 million in the third quarter of 2002. For the nine months ended September 30, 2003, the provision for loan losses was $54.9 million compared with $103.9 million for the same period in 2002. The large loan loss provision for the third quarter of 2002 was primarily in response to an unusually high amount of commercial credits that deteriorated to charge-off status during the quarter, as well as increases in nonperforming and impaired commercial credits. Higher loss factors, based on more recent loan loss experience, applied to the formula portion of the allowance also increased the third quarter 2002 provision. The lower loan loss provision in 2003 reflects a decline in nonperforming assets, lower net charge-offs and fewer risk rating downgrades within the commercial loan portfolio.

Changes in net interest income, noninterest income and noninterest expense were also impacted by a third quarter 2002 special charge of $13.8 million ($9.0 million after-tax) to restructure Citizens' consumer, business and wealth management lines of business and other charges of $9.4 million ($6.1 million after-tax) in the same quarter for various items we considered unusual in nature. Net interest income was charged $0.7 million, noninterest income was charged $1.6 million and noninterest expense was charged $20.9 million for these charges.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of our revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, including interest-bearing deposits and borrowings, used to fund those assets. The amount of net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The level of net interest income relative to our interest bearing liabilities and our earning assets can be measured through two statistics - interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis. Because noninterest-bearing funding sources, such as demand deposits and shareholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

Net interest income decreased $4.0 million in the third quarter of 2003 compared to the third quarter of 2002, as a lower net interest margin more than offset the effects of an increase in average earning assets. Average earning assets increased $221.6 million in the third quarter compared with the same quarter a year ago as growth in the investment portfolio of $502.0 million more than offset declines in loan balances and money market investments. This growth was due to our strategy, beginning late in the first quarter of 2003, to expand our investment securities portfolio to offset the effects of weak loan demand and the prospect of net interest margin pressure from continued low interest rates, while moving us to a more neutral interest rate risk position. For the first nine months of 2003, net interest income declined $10.0 million from the same period a year ago due to a 28 basis point decline in net interest margin partially offset by an increase of $100.9 million in average earning assets.

Net interest margin in the third quarter of 2003 declined to 4.03% from 4.40% in the third quarter of 2002. Net interest margin for the first nine months of 2003 declined to 4.15% from 4.43% for the same period in 2002. These declines are attributable to the asset sensitive position held prior to the second quarter of 2003, accelerated prepayments in both the fixed rate commercial loan portfolio and the mortgage related securities portfolio, plus a shift in the mix of earning assets from loans to lower yielding securities.

The low rates available for reinvestment of fixed rate asset maturities and prepayments, and the lack of material loan growth are expected to continue to put pressure on our net interest income and net interest margin. As a result, we expect our margin to decline in the fourth quarter of 2003, but to a lesser extent than in the second and third quarters.

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                                 ---------------------------------------     ---------------------------------------
                                                                   Increase (Decrease)                        Increase (Decrease)
                                                                    Due to Change in                            Due to Change in
2003 COMPARED WITH 2002                             Net         ------------------------        Net         ------------------------
 (in thousands)                                  Change (1)     Rate (2)      Volume (2)     Change (1)     Rate (2)      Volume (2)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Money market investments                      $   (162)      $    (74)      $   (88)      $   (653)      $   (233)      $   (420)
   Investment securities:
     Taxable                                          104         (5,682)        5,786          4,674        (10,737)        15,411
     Tax-exempt                                      (260)           (66)         (194)          (750)           (98)          (652)
   Mortgage loans held for sale                     1,374           (817)        2,191          1,435         (2,088)         3,523
   Loans:
     Commercial                                    (9,966)        (5,819)       (4,147)       (24,864)       (17,172)        (7,692)
     Real estate                                   (4,372)        (1,109)       (3,263)       (13,529)        (4,146)        (9,383)
     Direct consumer                               (1,656)        (2,564)          908         (5,032)        (6,622)         1,590
     Indirect consumer                               (933)        (1,619)          686         (3,528)        (3,700)           172
                                                 --------       --------       -------       --------       --------       --------
       Total                                      (15,871)       (17,750)        1,879        (42,247)       (44,796)         2,549
                                                 --------       --------       -------       --------       --------       --------

INTEREST EXPENSE
   Deposits:
     Demand                                        (2,277)        (2,941)          664         (4,157)        (5,572)         1,415
     Savings                                       (2,288)        (2,142)         (146)        (4,681)        (4,759)            78
     Time                                          (8,309)        (4,423)       (3,886)       (23,912)       (15,092)        (8,820)
   Short-term borrowings                              456           (456)          912            621           (941)         1,562
   Long-term debt                                     575         (2,680)        3,255           (148)        (5,994)         5,846
                                                 --------       --------       -------       --------       --------       --------
       Total                                      (11,843)       (12,642)          799        (32,277)       (32,358)            81
                                                 --------       --------       -------       --------       --------       --------
NET INTEREST INCOME                              $ (4,028)      $ (5,108)      $ 1,080       $ (9,970)      $(12,438)      $  2,468
                                                 ========       ========       =======       ========       ========       ========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Changes not solely due to changes in volume or rates have been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income reflected unfavorable rate-related variances partially offset by favorable volume-related variances. The net unfavorable rate-related variance reflects the asset-sensitive interest rate risk position held prior to the second quarter of 2003 coupled with the Federal Reserve's actions in the fourth quarter of 2002 to lower short-term interest rates by 50 basis points, a shift in the mix of earning assets toward lower yielding securities and higher prepayment levels on fixed rate loans and investments. Yields on commercial loans and consumer home equity loans were impacted as many of these loans are tied to the prime interest rate, which declined in step with the decline in short-term interest rates. Lower interest rates have also led to a decrease in funding costs which have further benefited from a shift in mix from higher cost time deposits to lower cost demand deposits. The net favorable volume variance reflected our previously mentioned strategy to expand the investment portfolio, growth in home equity and indirect consumer lending, and mortgage loans awaiting sale in the secondary market. Partially offsetting these increases were declines in real estate and commercial loans. Real estate loans declined due to high prepayment activity, sale of most new mortgage loan production into the secondary market, and securitization in 2002 of $28.6 million of mortgage loan originations and $114.3 million of seasoned portfolio mortgage loans through the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). During the first nine months of 2003, 83.4% of total mortgage loans originated were designated for sale into the secondary market.

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2003 and 2002 is presented below.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                            2003                                  2002
                                                          ---------------------------------------   --------------------------------
        Three Months Ended September 30                     AVERAGE                       AVERAGE     AVERAGE                AVERAGE
                (in thousands)                              BALANCE        INTEREST(1)    RATE(2)     BALANCE    INTEREST(1) RATE(2)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
     Money market investments:
         Federal funds sold                               $     1,509      $         1     0.38%    $   33,802    $    140     1.61%
         Other                                                  2,418                2     0.25          7,736          25     1.29
     Investment securities(3):
         Taxable                                            1,526,583           14,254     3.73      1,009,300      14,150     5.61
         Tax-exempt                                           401,302            5,059     7.76        416,550       5,319     7.86
     Mortgage loans held for sale                             234,793            3,090     5.26         82,804       1,716     8.29
     Loans:
         Commercial                                         3,049,878           42,110     5.54      3,368,262      52,076     6.21
         Real estate mortgage                                 481,337            7,626     6.34        681,658      11,998     7.03
         Direct consumer                                      937,133           14,648     6.27        848,198      16,304     7.63
         Indirect consumer                                    714,302           12,897     7.24        679,362      13,830     8.17
                                                          -----------      -----------              ----------    --------
            Total earning assets(3)                         7,349,255           99,687     5.58      7,127,672     115,558     6.65

NONEARNING ASSETS
     Cash and due from banks                                  183,214                                  182,153
     Bank premises and equipment                              112,812                                  123,920
     Investment security fair value adjustment                 28,909                                   65,960
     Other nonearning assets                                  262,373                                  198,045
     Allowance for loan losses                               (124,964)                                 (82,244)
                                                          -----------                               ----------
            Total assets                                  $ 7,811,599                               $7,615,506
                                                          -----------                               ----------
INTEREST-BEARING LIABILITIES
     Deposits:

         Interest-bearing demand                          $ 1,334,765      $     2,483     0.75     $1,151,589    $  4,760     1.64
         Savings deposits                                   1,332,519            1,839     0.55      1,374,149       4,127     1.19
         Time deposits                                      2,054,257           14,529     2.84      2,539,356      22,838     3.57
     Short-term borrowings                                    561,427            1,463     1.03        249,531       1,007     1.60
     Long-term debt                                           937,941            8,219     3.47        615,124       7,644     4.93
                                                          -----------      -----------              ----------    --------
            Total interest-bearing liabilities              6,220,909           28,533     1.83      5,929,749      40,376     2.70
                                                                           -----------                            --------
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS'
EQUITY
     Noninterest-bearing demand                               888,440                                  886,387
     Other liabilities                                         82,150                                   88,392
     Shareholders' equity                                     620,100                                  710,978
                                                          -----------                               ----------
            Total liabilities and shareholders' equity    $ 7,811,599                               $7,615,506
                                                          -----------                               ----------
INTEREST SPREAD                                                            $    71,154     3.75%                  $ 75,182     3.95%
                                                                           ===========                            ========
Contribution of net noninterest bearing sources of funds                                   0.28                                0.45
                                                                                           ----                                ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                         4.03%                               4.40%

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,291,000 and $3,590,000 for the three months ended September 30, 2003 and 2002, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                    2003                                       2002
                                                    --------------------------------------    ------------------------------------
Nine Months Ended September 30                        AVERAGE                     AVERAGE      AVERAGE                    AVERAGE
(in thousands)                                        BALANCE     INTEREST(1)     RATE(2)      BALANCE       INTEREST(1)  RATE(2)
----------------------------------------            ---------    ------------     -------     --------       -----------  --------
EARNING ASSETS
  Money market investments:
    Federal funds sold                              $   12,083   $        95        1.03%     $   41,942     $       526      1.65%
    Other                                                2,054             7        0.49          26,901             229      1.12

  Investment securities(3):
    Taxable                                          1,359,305        45,795        4.49         943,410          41,121      5.81
    Tax-exempt                                         401,022        15,288        7.82         418,108          16,038      7.87
  Mortgage loans held for sale                         185,891         7,727        5.54         109,458           6,292      7.66
  Loans:
    Commercial                                       3,155,940       133,073        5.64       3,350,474         157,937      6.31
    Real estate mortgage                               538,880        25,442        6.30         729,941          38,971      7.11
    Direct consumer                                    895,155        43,899        6.56         832,054          48,931      7.86
    Indirect consumer                                  668,772        37,253        7.45         665,952          40,781      8.19
                                                    ----------   -----------                  ----------     -----------
      Total earning assets(3)                        7,219,102       308,579        5.86       7,118,240         350,826      6.79

NONEARNING ASSETS
  Cash and due from banks                              172,681                                   180,701
  Bank premises and equipment                          114,419                                   126,393
  Investment security fair value adjustment             51,598                                    48,796
  Other nonearning assets                              254,554                                   178,132
  Allowance for loan losses                           (119,411)                                  (81,146)
                                                    ----------                                ----------
      Total assets                                  $7,692,943                                $7,571,116
                                                    ==========                                ==========
INTEREST-BEARING LIABILITIES
  Deposits:

    Interest-bearing demand                         $1,312,898   $     9,263        0.94      $1,112,259     $    13,420      1.61
    Savings deposits                                 1,352,398         7,408        0.73       1,364,617          12,089      1.18
    Time deposits                                    2,192,473        49,739        3.03       2,584,035          73,651      3.81
  Short-term borrowings                                418,967         3,497        1.10         231,807           2,876      1.66
  Long-term debt                                       835,990        23,092        3.65         624,349          23,240      4.98
                                                    ----------   -----------                  ----------     -----------
      Total interest-bearing liabilities             6,112,726        92,999        2.02       5,917,067         125,276      2.83
                                                                 -----------                                 -----------
NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS'
EQUITY
  Noninterest-bearing demand                           870,039                                   864,238
  Other liabilities                                     76,073                                    85,273
  Shareholders' equity                                 634,105                                   704,538
                                                    ----------                                ----------
    Total liabilities and shareholders' equity      $7,692,943                                $7,571,116
                                                    ==========                                ==========
INTEREST SPREAD                                                  $   215,580        3.84%                    $   225,550      3.96%
                                                                 ===========                                 ===========
Contribution of net noninterest bearing sources of
   funds                                                                            0.31                                      0.47
                                                                                    ----                                      ----
 NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                 4.15%                                     4.43%

--------------------------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10,120,000 and $10,843,000 for the nine months ended September 30, 2003 and 2002, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

NONINTEREST INCOME

Noninterest income for the third quarter of 2003 was $25.1 million, an increase of $5.3 million or 27.0% from the third quarter of 2002. Noninterest income for the nine months ended September 30, 2003 was $73.2 million, down $1.9 million or 2.5% from the first nine months of 2002. The increase for the quarter reflected higher service charges on deposit accounts and mortgage banking revenue. Also contributing to the increase was a charge of $1.6 million recorded in the third quarter of 2002, which included market valuation adjustments of $662,000 to an equity investment and $650,000 to life insurance cash surrender values, and write-offs of $200,000 for obsolete assets and $75,000 for cash management fees accrued but not collectible. The year-to-date decline in 2003 was largely due to gains recorded in 2002 of $5.4 million from the sale of Citizens' merchant services business and $2.4 million from the sale of securitized mortgages partially offset by the aforementioned one-time charge of $1.6 million. The other components of noninterest income increased $4.4 million as higher service charges on deposits, mortgage banking revenue and income from bank owned life insurance more than offset lower trust, brokerage and investment fees and bankcard fees. An analysis of the sources of noninterest income during the three and nine months ended September 30, 2003 and 2002 is summarized in the table below.

NONINTEREST INCOME

                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,         $ Change in 2003    % Change in 2003
                                          ------------------     -----------------        ----------------    ----------------
 (in thousands)                             2003     2002           2003     2002        3 Mos      9 Mos      3 Mos    9 Mos
-------------------------------------     -------  --------      ---------  -------      -----      -----      -----    -----
Service charges on deposit accounts       $ 7,703  $  6,620       $ 21,842  $19,767    $  1,083   $  2,075      16.4%    10.5%
Trust fees                                  4,368     4,372         12,912   14,260          (4)    (1,348)     (0.1)    (9.5)
Mortgage and other loan income              5,404     2,928         15,967    9,825       2,476      6,142      84.6     62.5
Brokerage and investment fees               2,333     2,337          6,015    7,020          (4)    (1,005)     (0.2)   (14.3)
Bankcard fees                                 761       672          2,310    5,359          89     (3,049)     13.2    (56.9)
Gain on sale of merchant business              --        --             --    5,400          --     (5,400)      0.0   (100.0)
Gain on sale of securitized mortgages          --        --             --    2,436          --     (2,436)      0.0   (100.0)
Investment securities gains (losses)           42        45            101      (12)         (3)       113      (6.7)  (941.7)
Other, net                                  4,443     2,760         14,041   11,020       1,683      3,021      61.0     27.4
                                          -------  --------       --------  -------    --------   --------
    Total noninterest income              $25,054  $ 19,734       $ 73,188  $75,075    $  5,320   $ (1,887)     27.0     (2.5)
                                          =======  ========       ========  =======    ========   ========

Service charges on deposit accounts were up for both the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002. Last year, with the assistance of banking industry consultants, we began an extensive review of our consumer bank business line. As a result of the review, we implemented a number of recommendations that have resulted in, among other things, additional overdraft fees, a new overdraft monitoring system and fewer waived fees. The increases in service charges were due to these changes.

Trust fees were essentially unchanged for the quarter but decreased for the first nine months of 2003 compared to the same periods in 2002. These fees are based primarily on the market value of the average assets under administration. For the nine months ended September 30, 2003, the decline in trust fees was due to lower financial markets and, to a lesser extent, client attrition. Attrition was down in the third quarter, but outpaced new business generation for the nine month period. We expect attrition to continue to decline as we expand our product offerings and provide upgraded systems and technology. Total trust assets under administration were $2.61 billion at September 30, 2003, an increase of $123.0 million from September 30, 2002, and a decline of $13.0 million from June 30, 2003. On average, trust assets under administration were down $275 million in the first nine months of 2003 compared to the same period in 2002.

Mortgage and other loan income was up due to higher mortgage loan origination volume in 2003. A strong mortgage origination market, spurred by low mortgage interest rates, helped push total mortgage originations to $444 million in the third quarter and $1.284 billion year-to-date, compared with $350 million in the third quarter of 2002 and $801 million in the first nine months of 2002. The majority of all new mortgage loan originations along with the related servicing were sold in the secondary market resulting in higher revenue.

Brokerage and investment fees were unchanged for the quarter but declined for the nine months ended September 30, 2003 compared to the same periods of 2002. The decline for the first nine months of 2003 reflects slower retail sales of fixed annuity products.

Bankcard fees, which include revenue generated from personal and business debit and credit cards as well as merchant services, were up slightly for the quarter but declined for the nine month period ended September 30, 2003 compared to the same periods in 2002. The decline for the first nine months of 2003 resulted from the sale of our merchant services business in the second quarter of 2002.

Other noninterest income increased $1.7 million for the quarter and $3.0 million for the nine months ended September 30, 2003, compared to the same periods of 2002. The increases in both periods were principally due to the aforementioned charge of $1.6 million recorded in the third quarter of 2002 and increases in life insurance income and title insurance fees. Higher life insurance income reflects the purchase of $78.0 million of separate account bank owned life insurance in the third quarter of 2002. Title insurance fees increased due to higher mortgage origination volume.

Based on the current economic and interest rate environment, noninterest income is expected to decline somewhat in the fourth quarter of 2003 from third quarter levels due to lower mortgage income as mortgage origination and sale volume is expected to decline in the fourth quarter.

NONINTEREST EXPENSE

Noninterest expense for the third quarter was $59.6 million compared with $79.5 million for the third quarter of 2002, a decrease of $19.9 million or 25.1%. For the nine months ended September 30, 2003, total noninterest expense decreased $29.7 million or 14.7% to $172.5 million compared to the same period in 2002. The declines reflect a special charge of $13.8 million and other charges of $7.1 million recorded in the third quarter of 2002 for restructuring and other initiatives as well as decreases in most other major components of noninterest expense offset, in part, by increased professional services, and system implementation costs and other expense reflected below in other, net. An analysis of the components of noninterest expense during the three and nine months ended September 30, 2003 and 2002 is summarized in the table below.

NONINTEREST EXPENSE

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,           $ Change in 2003           % Change in 2003
                                   --------------------    ---------------------   ------------------------      ------------------
         (in thousands)              2003        2002        2003         2002       3 Mos         9 Mos         3 Mos      9 Mos
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits     $ 31,036    $ 32,218    $  92,548    $ 96,262   $ (1,182)      $ (3,714)        (3.7)%    (3.9)%
Equipment                             4,060       5,167       12,098      14,981     (1,107)        (2,883)       (21.4)    (19.2)
Occupancy                             4,328       4,307       13,337      13,506         21           (169)         0.5      (1.3)
Professional services                 4,946       3,524       12,613       9,713      1,422          2,900         40.4      29.9
Data processing services              3,225       3,066        9,599       9,441        159            158          5.2       1.7
Postage and delivery                  1,739       1,860        5,100       5,375       (121)          (275)        (6.5)     (5.1)
Advertising and public relations      1,395       1,848        4,067       5,535       (453)        (1,468)       (24.5)    (26.5)
Telephone                             1,169       1,268        3,479       4,103        (99)          (624)        (7.8)    (15.2)
Stationery and supplies                 911         907        2,679       3,021          4           (342)         0.4     (11.3)
Bankcard expenses                        79         134          261       3,787        (55)        (3,526)       (41.0)    (93.1)
Special charge                         (370)     13,807         (691)     13,807    (14,177)       (14,498)      (102.7)   (105.0)
Prepayment penalty on
   FHLB advances                         --       3,300           --       3,300     (3,300)        (3,300)      (100.0)   (100.0)
Contribution to charitable trust         --       2,000           --       2,000     (2,000)        (2,000)      (100.0)   (100.0)
Other, net                            7,082       6,139       17,452      17,426        943             26         15.4       0.1
                                   --------    --------    ---------    --------   --------       --------
   Total noninterest expense       $ 59,600    $ 79,545    $ 172,542    $202,257   $(19,945)      $(29,715)       (25.1)    (14.7)
                                   ========    ========    =========    ========   ========       ========

Salaries and employee benefits were down due to lower staffing levels resulting from the restructuring initiatives announced during the third quarter of 2002 and normal attrition. Higher incentive-based compensation associated with mortgage loan origination and sales activity and increased medical costs partially offset the decline. We had 2,353 full time equivalent employees at September 30, 2003, down from 2,650 at September 30, 2002.

Equipment expenses decreased due to lower depreciation and improved pricing from new or renegotiated maintenance contracts. A $0.4 million charge in the third quarter of 2002 for additional depreciation on equipment to be retired early also contributed to the decrease. The increase in professional services reflected $0.6 million incurred for the collateral field audit initiative begun in March of 2003, higher legal costs related to loan collection efforts, increased executive recruiting and relocation costs, implementation costs for Citizens' new INEA Performance Management software and additional costs associated with engagement of banking industry consultants who assisted in the restructuring. The decrease in advertising and public relations expense resulted from less media-intensive marketing campaigns as we adopted a more focused marketing strategy, seeking higher exposure at lower costs. Bankcard expense declined due to the sale of our merchant services business in the second quarter of 2002.

In the third quarter of 2002, we recorded a special charge of $13.8 million for restructuring initiatives within its three major lines of business (consumer banking, business banking and wealth management) to be able to compete more effectively, reduce layers of management, be more customer oriented, and be better positioned to grow core deposits and loans. At the same time, Citizens also charged to noninterest expense $7.1 million of other significant items considered unusual in nature. These charges included a $3.3 million prepayment penalty on high cost FHLB debt, a $2.0 million contribution to Citizens' charitable trust, $0.4 million of additional equipment depreciation described previously and $1.4 million included in other noninterest expense as described below.

Other noninterest expense increased $0.9 million, or 15.4% for the quarter and was virtually unchanged for the nine months ended September 30, 2003 compared to the same periods in 2002. The increase in the third quarter of 2003 compared to same quarter in 2002 was primarily due to a loss of $0.5 million on the sale of other real estate ("ORE"), higher state taxes of $0.6 million due to our third quarter 2002 net loss and higher loan charge-offs in the third quarter of 2002, and $0.6 million associated with the implementation of new strategic alliances between our trust bank subsidiary, Citizens Bank Wealth Management N.A., and three third party vendors, SEI Investments, EnvestnetPMC and EPIC Advisors, Inc. Partially offsetting these increases were $1.4 million of other charges recorded in the third quarter of 2002, which included an ORE market valuation adjustment of $1.0 million and other charges of $0.4 million. For the nine months ended September 30, 2003 compared to the same period in 2002, higher ORE expenses of $1.2 million, state taxes of $0.3 million, and trust bank implementation costs of $0.8 million were essentially offset by the $1.4 million of other charges in the third quarter of 2002, a contract termination fee of $0.6 million in the first half of 2002 as servicing for our debit card portfolio was brought back in-house, and fewer fraud and other losses recorded in 2003.

Noninterest expense is expected to remain relatively flat in the fourth quarter of 2003 compared to third quarter 2003 levels as additional marketing expenses targeting selected markets and deposit products are expected to be offset by lower mortgage-related compensation.

INCOME TAXES

Income tax provision was $6.7 million in the third quarter of 2003 compared with an income tax benefit of $28.0 million during the same period in 2002. For the nine months ended September 30, 2003, income tax provision was $13.4 million compared with an income tax benefit of $9.0 million for the same period last year. The income tax benefits in both the three and nine months ended September 30, 2002 resulted from a pretax operating loss due to a high loan loss provision, the special charge and other charges recorded in the third quarter of 2002. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 25.5% for the third quarter of 2003 and 21.9% for the first nine months of 2003. The effective tax rates for the same periods of 2002 of 37.8% and 163.5%, respectively, are essentially meaningless because of the net losses recorded.

LINES OF BUSINESS REPORTING

We monitor our financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Our business line results are divided into four major business segments:
Business Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 19 to the consolidated financial statements of our 2002 Annual Report on Form 10-K and Note 5 to the consolidated financial statements of this report. A summary of net income (loss) by each business line is presented below.

                        Three Months Ended         Nine Months Ended
                           September 30,             September 30,
 (in thousands)         2003          2002         2003         2002
-----------------------------------------------------------------------
Business Banking      $  8,710      $(41,643)     $12,970     $(19,894)
Consumer Banking        10,994         8,471       27,598       29,380
Wealth Management          111           793          758        3,291
Other                     (210)      (13,550)       6,551       (9,264)
                      --------      --------      -------     --------
 Net income           $ 19,605      $(45,929)     $47,877     $  3,513
                      ========      ========      =======     ========

BUSINESS BANKING

The increases in net income in both the three and nine month periods ended September 30, 2003 were primarily attributed to decreases in the provision for loan losses and to a lesser extent noninterest expense. The significant declines in the loan loss provision in both the three and nine month periods were due to lower net charge-offs, fewer commercial loan risk rating downgrades and improving non-performing asset levels. Commercial loan net charge-offs totaled $7.8 million and $29.6 million in the third quarter and year-to-date periods of 2003, respectively, compared with $62.0 million and $71.3 million in the same periods of 2002. Net interest income declined in both the three and nine month periods ended September 30, 2003 as a result of lower average loan balances, particularly in Michigan and Wisconsin, due to the sluggish economy, on-going fixed rate loan refinancing and pay-downs, and earlier identification and reduction of exposure on credits with the potential to deteriorate. The decline in net interest income is also attributable to a decrease in commercial loan yields due to the lower prime rate as a result of the Federal Reserve's action to reduce short term interest rates. Noninterest income declined due to lower deposit service charges and cash management fees. Noninterest expense decreased due to lower compensation and other costs as a result of the third quarter 2002 line of business restructuring.

CONSUMER BANKING

The increase in net income for the three months ended September 30, 2003 was due to an increase in net interest income and noninterest income partially offset by higher provision for loan losses, noninterest expense and income taxes. Net interest income increased due to a lower cost of funds and higher loan volumes from growth in home equity and indirect consumer loans. Noninterest income increased due to higher mortgage income and service charges on deposits. The increase in the provision for loan losses reflected a higher loss allocation for our wholesale mortgage business. Noninterest expense was up due to higher incentive-based salary expense related to the high volume of mortgage originations.

The decrease in net income for the first nine months of 2003 was caused by an increase in provision for loan losses and a decrease in noninterest income, partially offset by lower noninterest expense and income taxes. The higher provision for loan losses in the nine month period ended September 30, 2003 reflected a higher loss allocation for our wholesale mortgage business and higher charge-offs in the first quarter of 2003 due to a discount on the sale of nonperforming residential mortgage loans. The decrease in noninterest income in 2003 was due to a gain of $5.4 million recorded in the second quarter of 2002 from the sale of our merchant services business and lower bankcard fees as a result of the sale, partially offset by higher mortgage banking revenue and deposit service charges. Noninterest expense was down due to lower bankcard expense as a result of the sale of the merchant services business and lower compensation and equipment expenses due to the third quarter 2002 business line restructuring.

WEALTH MANAGEMENT

The decline in net income for the three month period ended September 30, 2003 was due to an increase in noninterest expense related to severance of $0.2 million and implementation costs of $0.6 million associated with our strategic alliances with SEI Investments, EnvestnetPMC, Inc, and EPIC Advisors, Inc. In the third quarter of 2003, our trust bank, Citizens Bank Wealth Management, N.A., through an arrangement with EPIC Advisors, Inc., announced plans to increase and grow its retirement plan business by offering its clients advanced state-of-the-art online employee account access, online retirement plan design and consulting options, and access to industry experts. Additionally, in the second quarter of 2003, Citizens Bank Wealth Management, N.A. formed strategic alliances with SEI Investments and EnvestnetPMC, Inc. These alliances will enable us to offer our wealth management clients a broader range of mutual fund family choices, access to separately managed accounts with specialized portfolio managers, state of the art research capabilities, and sophisticated client profiling and portfolio modeling tools.

The decline in net income for the nine month period ended September 30, 2003 was caused by a decrease in noninterest income and an increase in noninterest expense. Noninterest income declined as a result of lower trust and brokerage and investment fees. The decline in trust fees was due to lower average trust assets resulting from the decline in the financial markets during the latter half of 2002 and the first quarter of 2003 and, to a lesser extent, attrition. The decline in brokerage and investment fees reflects slower retail sales of fixed annuity products. Noninterest expense increased due to implementation costs associated with the restructuring and the strategic alliances and a net loss of $0.3 million in settlement of a lawsuit.

OTHER

The net loss in the three month period and the net income in the nine month period ended September 30, 2003 represent significant improvements compared with the net losses recorded in the three and nine month periods ended September 30, 2002. The net losses recorded in the prior year periods resulted from the special charge to restructure Citizens' three major lines of business and other charges totaling a combined $21.5 million attributed to Other in the third quarter of 2002. Noninterest income improved in both the three and nine month periods ended September 30, 2003 due to the other charges of $1.3 million recorded in the third quarter of 2002. Noninterest expense declined in both the three and nine month periods ended 2003 due to the special and other charges of $19.5 million recorded in the third quarter of 2002 and cost savings as a result of the third quarter 2002 restructuring. Lower net interest income in both the three and nine month periods ended September 30, 2003 partially offset the reduction in noninterest expense and the increase in noninterest income. The decline in net interest income is attributable to accelerated purchase premium amortization on mortgage related securities purchased prior to 2003, partially offset by additional interest income on investment securities as a result of the expansion of the securities portfolio which began in March 2003 and $0.7 million of other charges in the third quarter of 2002.

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

We had total assets of $7.784 billion as of September 30, 2003, an increase of $262 million, or 3.5%, from $7.522 billion as of December 31, 2002. Investment security balances increased $537.8 million or 36.9% from year end 2002 as Citizens began to expand its investment securities portfolio near the end of the first quarter of 2003 to offset the effects of weak loan demand and the prospect of net interest margin pressure from continued low interest rates. Loans declined $234.3 million or 4.2% compared with December 31, 2002. The decline in loans from year-end 2002 reflected a decrease in commercial and mortgage loans, partially offset by an increase in consumer loans. Increases in short-term borrowings and FHLB advances have funded the expansion of the investment portfolio. Average earning assets comprised 93.8% of average total assets during the first nine months of 2003 compared with 94.0% in the first nine months of 2002.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 24.6% of average earning assets during the first nine months of 2003, compared with 20.1% for the same period of 2002. Average investment securities for the nine months ended September 30, 2003 were up $398.8 million from the first nine months of 2002 average levels. The increase was primarily due to retention of securities created from mortgage loan securitizations in the second half of 2002 and purchases of securities since December 31, 2002. In March 2003, Citizens implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. In accordance with the plan, we purchased approximately $500 million of mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. The purchases were funded with cash flow from loan repayments, runoff of investments and short-and medium-term borrowings.

Average money market investments for the first nine months of 2003 were down $54.7 million from the first nine months of 2002. We held higher levels of money market investments during most of 2002 in anticipation of purchasing bank-owned life insurance. We completed a $78 million purchase of bank-owned life insurance in the third quarter of 2002.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale were $ 132.6 million at September 30, 2003, down $28.1 million from year-end 2002 but up $11.3 million from September 30, 2002. These balances generally track the level of originations as we are selling most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. A strong mortgage origination market, spurred by low mortgage interest rates, helped push total mortgage originations to $444 million and $1.284 billion for the three and nine month periods ended September 30, 2003, respectively, compared with $350 million and $801 million, respectively, for the same periods in 2002. Average mortgage loans held for sale during the nine months of 2003 comprised 2.6% of average earning assets compared with 1.5% during the same period in 2002. Mortgages held for sale are accounted for on the lower of cost or market basis.

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

Total portfolio loans at September 30, 2003 were down $206.2 million, or 3.8%, from December 31, 2002. The decline in total portfolio loans was caused primarily by lower demand for commercial loans in the current sluggish economy, tightening of our credit standards, and a decline in mortgage loans, partially offset by an increase in consumer loans. Commercial loan balances at September 30, 2003 declined $180.2 million from December 31, 2002, due to lower demand caused by the sluggish economy, increased activity in fixed-rate loan refinancing, prepayments and other paydowns, and proactive identification and reduction of exposure on credits with the potential to deteriorate. Mortgage loans declined $138 million due to the continued sale of most new mortgage loan production into the secondary market and record high refinancing activity causing prepayment of existing portfolio loans in the historically low interest rate environment. Consumer loans, other than mortgage loans, increased $193 million or 12.8% from December 31, 2002 as growth in home equity loans more than offset a decline in other direct consumer loans. Home equity loans increased 23.1% from year-end 2002 and comprised $127 million of the $193 million increase in consumer loans. Two home equity line of credit campaigns contributed to this growth. The spring campaign contributed most of the growth, while the summer campaign contributed commitments of $54 million and $26 million of new balances at September 30, 2003. The campaigns have yielded over 4,500 new accounts with commitments of over $260 million and aggregate balances in excess of $131 million. Average total portfolio loans declined by $395 million, or 7.1%, for the third quarter of 2003 compared to the same period in 2002.

Total loans are expected to decline slightly during the remainder of 2003 as growth in consumer loans is anticipated to be more than offset by continued declines in commercial and mortgage loans. Growth in consumer loans is expected to continue to come primarily from home equity products but will be partially offset by a decline in new indirect loans largely due to the seasonal slow down of marine and RV sales. Mortgage loans are anticipated to decline due to expected prepayments on portfolio loans and due to the sale of our current mortgage originations into the secondary market. Commercial loans are expected to decline slowly throughout the year due to lower demand and the continued implementation of our credit improvement initiatives.

At September 30, 2003 and 2002, $65.6 million and $224.9 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003 and were $0.8 million at September 30, 2002.

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

The collateral field audits initiated in late March are essentially complete. Based upon results of these audits, there have been no additional reserves or charge-offs although a small number of commercial customers have been requested to seek alternative financing because they were unwilling or unable to accommodate Citizens' reporting requests. We intend to continue regular audits of receivable and inventory collateral as standard practice going forward.

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

A summary of loan loss experience during the three and nine months ended September 30, 2003 and 2002 is provided below.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                  --------------------------    -------------------------
                 (in thousands)                                      2003          2002            2003           2002
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses - beginning of period                   $   125,992   $     80,447    $  109,467     $   80,299
Provision for loan losses                                              10,300         89,250        54,942        103,900
Charge-offs:
   Commercial                                                           9,539         56,042        31,249         65,734
   Commercial real estate                                               1,531          5,452         6,807          5,452
   Small business                                                         348          1,596           885          1,941
                                                                  -----------   ------------    ----------     ----------
     Total commercial                                                  11,418         63,090        38,941         73,127
   Real estate mortgage                                                   213            229           914            282
   Consumer - Direct                                                    1,628          2,478         5,166          5,982
   Consumer - Indirect                                                  1,941          2,035         6,604          6,136
                                                                  -----------   ------------    ----------     ----------
       Total charge-offs                                               15,200         67,832        51,625         85,527
                                                                  -----------   ------------    ----------     ----------
Recoveries:
   Commercial                                                           2,882          1,004         7,029          1,750
   Commercial real estate                                                 595             11         1,683             11
   Small business                                                         139             50           594            106
                                                                  -----------   ------------    ----------     ----------
     Total commercial                                                   3,616          1,065         9,306          1,867
   Real estate mortgage                                                    27             11            36             11
   Consumer - Direct                                                      504            463         1,422          1,292
   Consumer - Indirect                                                    716            754         2,407          2,316
                                                                  -----------   ------------    ----------     ----------
       Total recoveries                                                 4,863          2,293        13,171          5,486
                                                                  -----------   ------------    ----------     ----------
Net charge-offs                                                        10,337         65,539        38,454         80,041
                                                                  -----------   ------------    ----------     ----------
Allowance for loan losses - end of period                         $   125,955   $    104,158    $  125,955     $  104,158
                                                                  ===========   ===========-    ==========     ==========
Portfolio loans outstanding at period end (1)                     $ 5,226,386   $  5,524,023    $5,226,386     $5,524,023

Average portfolio loans outstanding during period (1)               5,182,650      5,577,480     5,258,747      5,578,421

Allowance for loan losses as a percentage of portfolio loans             2.41%          1.89%         2.41%          1.89%
Ratio of net charge-offs during period to average                        0.80           4.70          0.97           1.91
   portfolio loans (annualized)
Loan loss coverage (allowance as a multiple of                            3.0X           0.4X          2.5X           1.0X
   net charge-offs, annualized)

(1) Balances exclude mortgage loans held for sale.

The provision for losses declined to $10.3 million in the third quarter of 2003 compared to $89.3 million in the third quarter of 2002. The lower loan loss provision resulted from a decline in nonperforming assets, lower net charge-offs and fewer risk rating downgrades within the commercial loan portfolio. Additionally, in the third quarter of 2002 we recorded an incremental loan loss provision primarily in response to an unusually high amount of commercial credits that deteriorated to charge-off status, a significant migration of loans to higher risk ratings as well as increases in nonperforming and impaired commercial credits during the quarter. Higher loss factors applied to the formula portion of the allowance also affected the third quarter 2002 provision, which increased $23 million due to this change.

Net loans charged-off in the third quarter of 2003 totaled $10.3 million, or 0.80%, of average loans (annualized), compared with $65.5 million, or 4.70%, in the third quarter of 2002. The decrease in net charge-offs occurred primarily in the commercial loan portfolio. Commercial net charge-offs were $7.8 million in the third quarter of 2003, down $54.2 million from the third quarter of 2002 and $1.5 million from the second quarter of 2003. Of the unusually high level of commercial charge-offs in the third quarter 2002, 60% consisted of seven credits. These seven credits were from a variety of industries, including automotive manufacturing and packaging, heavy construction, health supplement products and real estate development. Commercial charge-offs in the third quarter of 2003 included two credits totaling $5.0 million or 64% of the commercial loan amount. These two credits were in the electric power distribution and grocery industries. In the second quarter of 2003, we recorded provision expense in excess of charge-offs as a result of an in-depth risk rating review, which included a review of higher risk "pass" rated credits to conform the risk ratings of these loans and the continued application of previous enhancements to our internal risk rating process. Based on these enhanced credit processes and credit administration procedures, we now expect, barring any unforeseen downturn in the economy, net charge-offs and loan loss provisions in the fourth quarter to be less than $11 million each.

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

The allowance for loan losses was $126.0 million at September 30, 2003, an increase of $16.5 million compared to December 31, 2002. The higher allowance at September 30, 2003 reflects an increase in the formula based risk-allocated reserves. At September 30, 2003, the allowance allocated to specific commercial and commercial real estate credits was $11.3 million, down from $18.7 million at December 31, 2002. The decrease reflects fewer criticized and classified credits subject to specific allocation, as many of these credits have been fully or partially charged off. Criticized and classified credits (i.e., those internally risk rated 7 - special mention, 8 - substandard or 9 - doubtful) subject to specific reserves decreased to $54.0 million at September 30, 2003 from $90.4 million at December 31, 2002.

The total formula risk-allocated allowance was $107.4 million at September 30, 2003, up from $83.4 million at December 31, 2002. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $86.4 million at September 30, 2003 from $65.5 million at December 31, 2002. The increase reflected a higher level of criticized and classified loans and migration of loans to higher risk ratings as well as our assessment of current economic conditions within our local markets. The risk-allocated allowance for residential real estate loans increased to $4.8 million at September 30, 2003, from $2.3 million at December 31, 2002, reflecting a higher loss allocation for our wholesale mortgage business partially offset by fewer non-accrual loans and a smaller portfolio. Lower nonaccrual loan levels were due, in part, to the sale in January 2003 of $2.1 million of nonperforming residential mortgage loans from the F&M banks and the sale of $2.8 million of nonperforming residential loans in March 2003. Even with the discounts taken for these sales, historical loss ratios in the residential mortgage portfolio remain very low. The risk-allocated allowance for consumer loans increased to $16.2 million at September 30, 2003 from $15.6 million at December 31, 2002. The increase in the allowance was due to growth in the consumer portfolio.

The unallocated allowance was $7.3 million at September 30, 2003, essentially unchanged from December 31, 2002. The unallocated portion of the allowance is maintained to capture the uncertainty that factors affecting the determination of probable losses inherent in the loan portfolio may exist which have not yet manifested themselves in our specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions and changes in the composition of our portfolio.

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and other repossessed assets, primarily other real estate. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of September 30, 2003, December 31, 2002 and September 30, 2002.

NONPERFORMING ASSETS

                                                                          September 30,   December 31,   September 30,
              (in thousands)                                                 2003             2002          2002
-----------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
  Nonaccrual Commercial:
    Commercial                                                             $51,158         $50,231        $ 48,374
    Commercial real estate                                                  17,379          19,301          28,488
    Small business                                                           1,648             813             588
                                                                           -------         -------        --------
      Total commercial                                                      70,185          70,345          77,450
  Nonaccrual Consumer:
    Direct                                                                   3,291           3,704           3,512
    Indirect                                                                 1,625           1,803           1,657
                                                                           -------         -------        --------
      Total consumer                                                         4,916           5,507           5,169
  Nonaccrual Mortgage                                                        8,177          10,865          16,113
                                                                           -------         -------        --------
      Total nonaccrual loans                                                83,278          86,717          98,732
  Loans 90 days past due and still accruing                                    601             860           1,260
                                                                           -------         -------        --------
      Total nonperforming loans                                             83,879          87,577          99,992
Other Repossessed Assets Acquired (ORAA)                                     7,350           8,094           8,025
                                                                           -------         -------        --------
      Total nonperforming assets                                           $91,229         $95,671        $108,017
                                                                           =======         =======        ========

Nonperforming assets as a percent of portfolio loans plus ORAA (1)            1.74%           1.76%           1.95%
Nonperforming assets as a percent of total assets                             1.17            1.27            1.42
Allowance for loan loss as a percent of nonperforming loans                 150.16          125.00          104.17
Allowance for loan loss as a percent of nonperforming assets                138.06          114.42           96.43

(1) Portfolio loans exclude mortgage loans held for sale

The level of nonperforming commercial loans at September 30, 2003 was essentially unchanged from December 31, 2002, but was down $7.3 million from September 30, 2002. The decline in nonperforming commercial loans since the third quarter of 2002, reflects aggressive collection efforts and, to a lesser extent, charge-offs in the fourth quarter of 2002, which reduced nonperforming credits to the current level. Changes in nonperforming loans are reflected in the allowance for loan losses through specific and risk allocated allowances. As of September 30, 2003, the total allocated allowance for nonaccrual commercial loans was approximately $14 million, unchanged from December 31, 2002.

Nonperforming loans in both the residential mortgage and consumer loan portfolios were down at September 30, 2003 from December 31, 2002. The lower level of nonperforming residential real estate loans primarily reflects the previously mentioned sales of nonperforming residential mortgage loans, which totaled $4.9 million during the first quarter of 2003. In the consumer portfolio, a change in asset mix, which included strong growth in home equity loans, has helped reduce nonperforming levels.

The level and composition of nonperforming assets are affected by economic conditions in our local markets. Nonperforming assets, charge-offs and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting our results. In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of September 30, 2003, such loans amounted to $212.6 million, or 4.1% of total portfolio loans, compared with $134.6 million, or 2.5%, of total portfolio loans as of December 31, 2002. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Certain of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at September 30, 2003 and 2002 as well as their effect on net income for the third quarter of 2003 and 2002 follows:

IMPAIRED LOAN INFORMATION

                                                                            Valuation Reserve
                                                                            -----------------
                (in thousands)                       2003        2002        2003       2002
---------------------------------------------------------------------------------------------
Balances - September 30
   Impaired loans with valuation reserve            $31,887     $32,203     $8,438     $6,552
   Impaired loans with no valuation reserve          47,303      57,191         --         --
                                                    -------     -------     ------     ------
        Total impaired loans                        $79,190     $89,394     $8,438     $6,552
                                                    =======     =======     ======     ======
   Impaired loans on nonaccrual basis               $70,185     $77,450     $3,659     $3,618
   Impaired loans on accrual basis                    9,005      11,944      4,779      2,934
                                                    -------     -------     ------     ------
        Total impaired loans                        $79,190     $89,394     $8,438     $6,552
                                                    =======     =======     ======     ======
Average balance for the quarter                     $87,786     $94,101
Interest income recognized for the quarter              226         446
Cash collected applied to outstanding principal         876       2,044

DEPOSITS

Average deposits declined $197 million, or 3.3%, in the first nine months of 2003 compared to the same period in 2002. Total deposits decreased $455 million or 7.7% to $5.482 billion at September 30, 2003 compared with $5.937 billion at December 31, 2002. The decline in deposits occurred largely within time deposits, and to a lesser extent, savings deposits as clients sought higher yielding investment alternatives in the low interest rate environment. In the third quarter of 2003, Citizens completed a successful marketing campaign promoting its "Perfect Fit" checking account products to increase growth in core interest bearing and non-interest bearing checking accounts. During the 12 week "Perfect Fit" campaign, over 10,600 new accounts were opened representing nearly $61 million in new deposit balances.

We gather deposits primarily within our local markets and have not traditionally relied on brokered or out of market purchased deposits for any significant portion of our funding. At September 30, 2003, we had approximately $134 million in brokered deposits, essentially unchanged from December 31, 2002. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, we had approximately $490 million of time deposits greater than $100,000, down $54 million from December 31, 2002. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from our local markets. We continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised primarily of federal funds purchased, securities sold under agreements to repurchase, FHLB advances and Treasury Tax and Loan borrowings. As of September 30, 2003, short-term borrowed funds totaled $652.4 million, an increase of $350.0 million or 115.7% compared to December 31, 2002. For the nine months ending September 30, 2003, average short-term borrowed funds totaled $419.0 million, an increase of $187.2 million, or 80.7% from the same period of 2002. The increases provided funding to support expansion of the investment portfolio, which commenced in the first quarter of 2003, and to a lesser extent offset a modest decrease in average deposits.

Long-term debt consists almost entirely of advances from the Federal Home Loan Bank ("FHLB") to Citizens' subsidiary banks, and subordinated notes issued by Citizens. Long-term debt totaled $940.6 million at September 30, 2003, up $341.3 million or 56.9% from December 31, 2002. Average long-term debt totaled $836.0 million for the first nine months of 2003, an increase of $211.7 million or 33.9% compared with the same period in 2002. The increases were driven by the issuance of $125 million of subordinated debt in the first quarter of 2003, $25 million of junior subordinated debentures in the second quarter of 2003, and increases in FHLB advances. See Note 6 of the Consolidated Financial Statements elsewhere in this report for a description of the two subordinated debt issuances. The growth in FHLB borrowings since December 31, 2002 was primarily in the two to three year maturity range, with remaining amounts in the one and five year maturity, and were used to fund the growth in the investment portfolio.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position, which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well capitalized" standards and all of our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of September 30, 2003, December 31, 2002 and September 30, 2002 are presented below.

CAPITAL RATIOS

                       Regulatory
                      Minimum For
                         "Well      SEPTEMBER 30,  December 31,  September 30,
                      Capitalized"     2003           2002           2002
------------------------------------------------------------------------------
Risk based capital:
   Tier I               6.0%           9.6%          9.2%           9.3%
   Total capital       10.0           13.1          10.4           10.5
Tier I leverage         5.0            7.3           7.2            7.3

Shareholders' equity at September 30, 2003 was $634.1 million, compared with $650.5 million at December 31, 2002 and $668.3 million as of September 30, 2002. Book value per common share at September 30, 2003, December 31, 2002 and September 30, 2002 was $14.67, $14.88 and $14.97, respectively. We declared and paid cash dividends of $0.285 per share in the third quarter of 2003, the same as declared and paid in the third quarter of 2002. Shareholders' equity decreased as cash dividends and the capital requirements of our share repurchase program exceeded net income.

In October 2001, our board of directors approved a plan to repurchase up to 3,000,000 shares of our common stock from time to time in the market. During the third quarter of 2003, we purchased a total of 75,000 shares for $2.0 million. As of September 30, 2003, a total of 2,578,200 shares of common stock had been repurchased under the plan at an average price of $28.13. In October of 2003, Citizens' board of directors approved a new plan to repurchase an additional 3,000,000 shares of common stock. These shares are in addition to the 421,800 shares still available under the plan approved in October 2001. The purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our board of directors.

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

In the first quarter of 2003, as discussed above, we issued $125 million of subordinated debt maturing on February 1, 2013. A portion of the proceeds from this offering were used to repay amounts outstanding under our short-term revolving credit facility. The remainder of the net proceeds was used or is available for general corporate purposes. The subordinated debt requires semi-annual interest payments beginning in August 2003 and qualifies as a component of our capital, bolstering our overall capital ratios. The higher capital ratios are viewed favorably by regulators and credit rating agencies. In June 2003, we also issued approximately $25 million of floating rate, 30 year trust preferred securities through a special purpose trust with an initial interest rate of 4.16%. Interest only payments are due quarterly beginning September 1, 2003 and payment in full of the principal is due in June 2033. Our rights and obligations in connection with these securities are described --in
Note 6 of the Consolidated Financial Statements elsewhere in this report. Citizens' parent company also has a short-term revolving credit facility with two unaffiliated banks and has used this facility for various corporate purposes from time to time. In August 2003, the parent company refinanced this facility, reducing the borrowing limit from $75 million to $50 million and extending the maturity to August 2004. The credit agreement also requires Citizens to maintain certain financial covenants related to asset quality and capital levels. There were no borrowings outstanding under this credit facility as of September 30, 2003.

Downgrades in the first quarter of 2003 by FitchRatings and Standard & Poor's Rating Service of our long-term credit rating to BBB from BBB+ due to asset quality deterioration and increased nonperforming assets have not and are not expected to materially affect our liquidity position. Our short-term credit rating remained unchanged at F2 and A-2, respectively. Separately, in the second quarter of 2003, Moody's Investors Service affirmed our outstanding ratings of Baa-1 (long term) and P-2 (short term), after their review for a possible downgrade. We believe that our capital position provides enough financial flexibility to deal with a degree of additional credit deterioration, if such were to occur.

We manage the liquidity of our subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities. We manage the liquidity of our parent company to pay dividends to shareholders, service debt, invest in subsidiaries and to satisfy other operating requirements. The primary sources of liquidity for the parent company are dividends and returns on investment in its subsidiaries. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as member banks of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. At September 30, 2003, the banking subsidiaries could distribute to Citizens approximately $26 million in dividends without regulatory approval.

We also have contingent letter of credit commitments that may impact liquidity. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements in connection with them. Further information on these commitments is presented in Note 9 to the Consolidated Financial Statements in this report.

INTEREST RATE RISK

Interest rate risk arises when the repricing structures of our assets and liabilities differ significantly. Interest rate risk can result from a mismatch in the timing of the repricing of assets and liabilities, option risk which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and when those market rates change by different amounts. Many assets and liabilities contain embedded options which allow customers, and entities associated with our investments and wholesale funding, the opportunity to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Our Asset / Liability Committee (ALCO) monitors asset, liability, and off-balance-sheet portfolios to ensure comprehensive management of interest rate risk. The Asset / Liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity, commonly referred to as repricing "GAP," as of September 30, 2003 and 2002 is illustrated in the table on the following page.

As shown, as of September 30, 2003 rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $642.1 million, compared to $786.5 million as of September 30, 2002. These results suggest an interest rate risk position which is not significantly mismatched; however, embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Because of these limitations, we use income simulation modeling to evaluate the impact of market interest rate changes on the company's net interest income.

We performed simulations as of September 30, 2003 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming limited changes to balance sheet levels over that time period. Net interest income is expected to decline modestly over the period if rates remain at September 30, 2003 levels. See "-- Net Interest Income and Net Interest Margin." If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income is expected to be within 1% of what it would be if rates were to remain at September 30, 2003 levels. An immediate 50 basis point parallel decline in market rates is expected to reduce net interest income over the following 12 months by less than 1% of what it would be if rates remain constant over the entire time period at September 30, 2003 levels. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.

INTEREST RATE SENSITIVITY

                                                                                            TOTAL
                                                     1-90         91-180       181-365     WITHIN      1-5       Over
             (dollars in millions)                   Days          Days          Days      1 YEAR     Years    5 Years     Total
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
RATE SENSITIVE ASSETS (1)
    Portfolio loans (2)                            $ 2,605.1     $   323.1    $   559.7   $3,487.9   $1,522.8  $  215.7  $ 5,226.4
    Mortgage loans held for sale                       132.6            --           --      132.6         --        --      132.6
    Investment securities                              178.4          72.4        112.5      363.3      951.7     680.1    1,995.1
    Short-term investments                               2.4            --           --        2.4         --        --        2.4
                                                   ---------     ---------    ---------   --------   --------  --------  ---------
       Total                                       $ 2,918.5     $   395.5    $   672.2   $3,986.2   $2,474.5  $  895.8  $ 7,356.5
                                                   =========     =========    =========   ========   ========  ========  =========

RATE SENSITIVE LIABILITIES
    Deposits(3)                                    $ 1,098.1     $   447.9    $ 1,070.2   $2,616.2   $1,752.9  $  234.6  $ 4,603.7
    Other interest bearing liabilities                 596.6         106.2         25.1      727.9      475.5     389.6    1,593.0
                                                   ---------     ---------    ---------   --------   --------  --------  ---------
       Total                                       $ 1,694.7     $   554.1    $ 1,095.3   $3,344.1   $2,228.4  $  624.2  $ 6,196.7
                                                   =========     =========    =========   ========   ========  ========  =========

Period GAP (4)                                     $ 1,223.8     $  (158.6)   $  (423.1)  $  642.1   $  246.1  $  271.6  $ 1,159.8
Cumulative GAP                                       1,223.8       1,065.2        642.1                 888.2   1,159.8
Cumulative GAP to Total Assets                         15.72%        13.68%        8.25%      8.25%     11.41%    14.90%     14.90%
Multiple of Rate Sensitive Assets to Liabilities        1.72          0.71         0.61       1.19       1.11      1.44       1.19

SEPTEMBER 30, 2002
RATE SENSITIVE ASSETS (1)
    Portfolio loans(2)                             $ 2,616.4     $   272.3    $   484.8   $3,373.5   $1,859.9  $  290.6  $ 5,524.0
    Mortgage loans held for sale                       121.3            --           --      121.3         --        --      121.3
    Investment securities                              117.4          56.7        136.5      310.6      706.2     483.9    1,500.7
    Short-term investments                               2.5            --           --        2.5         --        --        2.5
                                                   ---------     ---------    ---------   --------   --------  --------  ---------
       Total                                       $ 2,857.6     $   329.0    $   621.3   $3,807.9   $2,566.1  $  774.5  $ 7,148.5
                                                   =========     =========    =========   ========   ========  ========  =========
RATE SENSITIVE LIABILITIES
    Deposits(3)                                        782.9     $   564.0    $ 1,075.8   $2,422.7   $2,265.4  $  327.0  $ 5,015.1
    Other interest bearing liabilities                 573.5            --         25.2      598.7       95.9     283.2      977.8
                                                   ---------     ---------    ---------   --------   --------  --------  ---------
       Total                                       $ 1,356.4     $   564.0    $ 1,101.0   $3,021.4   $2,361.3  $  610.2  $ 5,992.9
                                                   =========     =========    =========   ========   ========  ========  =========

Period GAP (4)                                     $ 1,501.2     $  (235.0)   $  (479.7)  $  786.5   $  204.8  $  164.3  $ 1,155.6
Cumulative GAP                                       1,501.2       1,266.2        786.5                 991.3   1,155.6
Cumulative GAP to Total Assets                         19.72%        16.63%       10.33%     10.33%     13.02%    15.18%     15.18%
Multiple of Rate Sensitive Assets to Liabilities        2.11          0.58         0.56       1.26       1.09      1.27       1.19

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)  Balances exclude mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits of $906 million and $789 million in 2003 and 2002, respectively, in the less than one year category, and $1.005 billion and $1.745 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)  GAP is the excess of rate sensitive assets (liabilities).

We may, from time-to-time, use derivative contracts to help manage or hedge our exposure to interest rate risk and to market value risk in conjunction with our mortgage banking operations. We currently use interest rate swaps, mortgage loan commitments and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the "counter-party") to exchange interest payment streams based upon an assumed principal amount (the "notional amount"). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Note 1 to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K and in Note 7 to the Consolidated Financial Statements presented in this report.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, we enter into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. These forward commitments qualify and have been designated as fair value hedges of our portfolio of loans held for sale and our new mortgage loan commitments. Our practice to hedge our market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of September 30, 2003, we had forward commitments to sell mortgage loans of $110 million.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

    32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act

(b) Reports on Form 8-K

    A report on Form 8-K, dated July 11, 2003, was filed disclosing information under Items 7, 9 and 12 on July 11, 2003, announcing Citizens' results of operations for the three month period ended June 30, 2003. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION

Date November 10, 2003                    By /s/ Charles D. Christy
                                             ---------------------------------
                                             Charles D. Christy
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             duly authorized officer)

                                             /s/ Daniel E. Bekemeier
                                             ---------------------------------
                                             Daniel E. Bekemeier
                                             Controller
                                             (Principal Accounting Officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
  31.1       Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
  31.2       Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
  32.1       Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act