Form 10-K
period 2003-12-31
CITIZENS BANKING CORP
filed 2004-03-15
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2003.

                                       or

          | | Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
      For the transition period from ________________ to __________________

                        Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
             (Exact name of Registrant as specified in its charter)

              MICHIGAN                                            38-2378932
    (State or Other Jurisdiction of                           (I.R.S.  Employer
    Incorporation or Organization)                           Identification No.)

 328 S. Saginaw Street, Flint, Michigan                             48502
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2003 was $1,145,854,413.

The number of shares outstanding of the Registrant's no par value Common Stock as of February 27, 2004 was 43,367,509.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Banking Corporation's 2003 Annual Report to Shareholders are incorporated by reference into Part I and II of this Annual Report on Form 10-K. Portions of Citizens Banking Corporation's Proxy Statement for its annual meeting of shareholders to be held April 22, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          CITIZENS BANKING CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I
  Item 1.    Business .........................................................................................     3
  Item 2.    Properties .......................................................................................    11
  Item 3.    Legal Proceedings ................................................................................    11
  Item 4.    Submission of Matters to a Vote of Security Holders ..............................................    11

PART II
  Item 5.    Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases
               of Equity Securities............................................................................    12
  Item 6.    Selected Financial Data ..........................................................................    13
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ............    13
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .......................................    13
  Item 8.    Financial Statements and Supplementary Data ......................................................    13
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    13
  Item 9A.   Controls and Procedures...........................................................................    13

PART III
  Item 10.   Directors and Executive Officers of the Registrant ...............................................    14
  Item 11.   Executive Compensation ...........................................................................    14
  Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters.........................................................................................    14
  Item 13.   Certain Relationships and Related Transactions ...................................................    14
  Item 14    Principal Accountant Fees and Services............................................................    14

PART IV
  Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................................    15

SIGNATURES   ..................................................................................................    16

EXHIBIT INDEX..................................................................................................    18

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

GENERAL

Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. We provide a full range of banking and financial services to individuals and businesses through our Citizens Bank and F&M Bank subsidiaries. We also provide wealth management services through Citizens Bank Wealth Management, N.A., and through affiliate trust departments of F&M Bank - Wisconsin and F&M Bank - Iowa. We operate in the following three major business segments:

- Commercial Banking - Commercial Banking provides a full range of credit and related financial services to a wide range of middle-market corporate, small business, government and leasing clients. Products and services offered include commercial loans, commercial mortgages, small business loans, letters of credit, deposit accounts, treasury management and international trade services. We extend credit to clients within the commercial, commercial mortgage, real estate construction and lease financing categories.

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

- Wealth Management - Wealth Management provides services to both our business and consumer clients. Wealth Management focuses on high net-worth customers and offers a broad array of asset management, estate settlement and administration, deposit and credit products. Trust and investment services include personal trust and planning services, investment management services, estate settlement and administration services and investment advisory services for the Golden Oak family of mutual funds, which we distribute through our banking offices. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. The brokerage and insurance businesses deliver retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

In the fourth quarter of 2003, we announced a major expansion in Oakland County, located in Southeast Michigan, one of the wealthiest counties in the nation. We intend to invest up to $35 to $40 million and to open as many as 10 to 14 new branches, including two hub offices over the next 24 months. This initiative will significantly add to the Bank's current Oakland County presence of six branches and four financial centers and increase staff by up to 180 employees. The first hub office, located in Troy, opened in January 2004.

As of December 31, 2003, we had 2,342 full-time equivalent employees and conducted our operations through 176 banking offices, 194 ATM locations and 29 brokerage centers located in Michigan, Wisconsin, Iowa and Illinois. In Michigan, the primary market includes much of the lower peninsula of the state. In Wisconsin, the primary market area is the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. Other market areas are central Iowa and the western suburban market of Chicago, Illinois. Many of our offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, we are the largest bank, which we believe to be a competitive advantage.

At December 31, 2003 we directly or indirectly owned the following subsidiaries:

--------------------------------------------------------------------------------------------------
                                                                          Total           Date
                                            Principal      Number of      Assets        Acquired/
             Subsidiary                      Office         Offices    (in millions)   Established
-------------------------------------   ----------------   ---------   -------------   -----------
Citizens Bank (a)                          Flint, MI          113        $5,476.0        01/01/82
Citizens Bank - Illinois, N.A.             Berwyn, IL           3           187.2        05/01/87
F&M Bancorporation, Inc.                  Kaukauna, WI                                   11/01/99
  F&M Bank - Wisconsin (a)                Kaukauna, WI         50         1,638.3        01/03/00
  F&M Bank - Iowa (a)                   Marshalltown, IA       10           460.2        11/01/99
Citizens Bank Wealth Management, N.A.       Flint, MI          (b)             (b)       03/01/02
--------------------------------------------------------------------------------------------------

(a)   Consolidated totals of the Bank include its non-bank subsidiaries.

(b) Citizens Bank Wealth Management conducts business at most Citizens Bank locations and had total assets under administration of $2.866 billion at December 31, 2003.

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

Our loan sales and securitization activities are conducted within our subsidiary banks. Our bank in Michigan has been the bank that has coordinated and executed such transactions on behalf of our other subsidiaries. We sell substantially all of the fixed-rate single-family mortgage loans we originate, including adjustable-rate loans that convert to fixed-rate loans. These sales are accomplished through cash sales to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, mortgage-backed securities ("MBSs") received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. From time to time, we also exchange fixed and variable rate mortgage loans held in portfolio for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are sold to third party investors or classified as held for sale in our investment security portfolio.

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

PRINCIPAL SOURCES OF REVENUE

The primary source of our revenue is interest income. The table below shows the amount of our total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

                                                      Year Ended December 31,
                                                  ------------------------------
(in thousands)                                      2003       2002       2001
-----------------------------------------------   --------   --------   --------
Interest and fees on loans                        $323,739   $385,812   $492,437
Interest and dividends on investment securities     82,133     76,748     79,348
Other interest and noninterest income               94,924    102,600    119,255
                                                  --------   --------   --------

    Total revenues                                $500,796   $565,160   $691,040
                                                  ========   ========   ========

LINES OF BUSINESS

Our performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. We operate along three major business lines: Commercial Banking, Consumer Banking and Wealth Management. Additional information regarding our business lines is incorporated herein by reference from Exhibit 13 on pages 47 and 48, and on pages 96 through 97 of such document under the captions, "Line of Business Results" and "Note 20. Lines of Business", respectively.

COMPETITION

The financial services industry is highly competitive. Our banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of Bank One Corporation, Comerica Incorporated, National City Corporation, Fifth Third Bancorp, Marshall and Ilsley Corporation and Associated Banc-Corp, among others. They also actively compete with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

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

Our subsidiary banks are subject to the provisions of the banking laws of their respective states or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency ("OCC") (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Citizens Bank (our principal bank subsidiary), F&M Bank-Wisconsin and F&M Bank-Iowa are state-chartered banks and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services, the Wisconsin Department of Financial Institutions and the Iowa Division of Banking, respectively, as well as by the Federal Reserve Board. Citizens Bank-Illinois, N.A., a national bank, and Citizens Bank Wealth Management, N.A., a national non-depository trust bank, are subject to supervision, regulation and examination by the OCC. All of our depository banks are subject to supervision and examination by the FDIC, because the FDIC insures their deposits to the extent provided by law. In addition, all of our banks are members of the Federal Reserve System. Our non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

Consistent with the requirements of the Bank Holding Company Act, our only lines of business consist of providing our customers with banking, trust and other financial services and products. These services include commercial banking through our four subsidiary banks, trust services through Citizens Bank Wealth Management, N.A., mortgage origination and servicing through Citizens Bank Mortgage Company, LLC, equipment leasing through Citizens Commercial Leasing Corporation, brokerage and investment advisory services through CB Capital Management, Inc., property and casualty insurance brokerage services through Security Bancservices, Inc., life insurance and annuity products through CB Financial Services, Inc., title insurance through Citizens Title Services, Inc. and portfolio management services for the majority of F&M Bank - Wisconsin's investment portfolio through Pulaski Capital Corporation. Commercial banking activities account for substantially all of our gross revenues.

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

Our insured depository institution subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including capital and reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders or holders of subordinated debt. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including our regulatory capital position at December 31, 2003 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank are incorporated herein by reference from Exhibit 13 on pages 59 and 62 of such document under the captions, "Capital Resources" and "Liquidity and Debt Capacity," respectively, and pages 98 through 99 of such document under the caption "Note 21 Regulatory Matters."

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

PAYMENT OF DIVIDENDS

There are various statutory restrictions on the ability of our banking subsidiaries to pay dividends or make other payments to Citizens' parent company. Each of our state-charterd banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, all of our subsidiary banks are member banks of the Federal Reserve System, subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

Dividends from a national banking association may be declared only from the bank's undivided profits, and until the bank's surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank's net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC's approval is required if the total of all dividends declared in any calendar year exceeds the sum of the association's net income of that year combined with its retained net income of the preceding two years. In each of the years ended December 31, 2003, 2002 and 2001, our subsidiaries paid cash dividends to us of $24.0 million, $90.5 million and $107.4 million, respectively. As of January 1, 2004, Citizens' banking subsidiaries are able to distribute dividends of $36.2 million without further regulatory approval.

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

FDICIA also contains a variety of other provisions that may affect our operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

At December 31, 2003 and 2002, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action.

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

The adjusted assessment rates for FDIC-insured institutions currently range from 0.00% to 0.27% depending on the assessment category into which a bank is placed. We did not pay any regular insurance assessments to the FDIC in 2002. However, beginning July 1, 2003, our Wisconsin bank subsidiary was required to pay an annualized assessment rate of .03% to the FDIC for deposit insurance. We do not expect that any other of our bank subsidiaries will pay significant insurance assessments in 2004. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.

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

FAIR LENDING AND CONSUMER LAWS

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loans to customers.

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

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT OF
2001

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA") was signed into law in October 2001 as part of the USA Patriot Act of 2001. The IMLAFA substantially broadens existing anti-money laundering legislation, imposes new compliance and due diligence obligations, creates new crimes and penalties, and compels the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations implementing the IMLAFA that apply certain of its requirements to financial institutions such as our banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the IMLAFA's requirements.

Pursuant to the IMLAFA and the regulations promulgated under it, we have established anti-money laundering compliance and due diligence programs which include, among other things, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

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

ECONOMIC FACTORS AND MONETARY POLICY

Our earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on our future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on our net interest margin and net interest income in 2003 and 2002 and their potential effect on future periods is discussed in Exhibit 13 on pages 41 through 43 under the caption "Net Interest Income" and is incorporated herein by reference. Our sensitivity to changes in interest rates and the potential affect of changes in interest rates on net interest income is presented in Exhibit 13 on pages 63 through 64 under the captions "Interest Rate Risk" and "Interest Rate Sensitivity" and is incorporated herein by reference.

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

ITEM 2. PROPERTIES

Our executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, our largest bank subsidiary. Our bank subsidiaries operate through 176 branch and financial banking offices. Of these, 41 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $2,122,728 in 2003. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, in parts of Iowa and in the western suburbs of Chicago, Illinois. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Exhibit 13 on page 81 under the caption "Note 9. Premises and Equipment" of such document.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "CBCF." Information regarding our stock prices during the last two years is incorporated herein by reference from Exhibit 13 on page 65 under the caption "Table 14. Selected Quarterly Information" of such document.

As of December 31, 2003, the approximate number of shareholders of the Registrant's common stock was 15,158. This number includes an estimate for individual participants in the security positions of certain shareholders of record. Actual shareholders of record at December 31, 2003 totaled 6,596.

Information regarding cash dividends we have declared during the last two fiscal years is incorporated herein by reference from Exhibit 13 on page 65 under the caption "Table 14. Selected Quarterly Information" of such document. Restrictions on the Registrant's ability to pay dividends are incorporated herein by reference from Exhibit 13 on pages 98 and 99 under the caption "Note
21. Regulatory Matters" of such document.

EQUITY COMPENSATION PLAN INFORMATION

We have two stock option plans pursuant to which we grant performance-based stock options to employees, officers and directors. Our Stock Compensation Plan (the "2002 Plan") was approved by our shareholders in 2002. Our All-Employee Stock Option Plan (the "All-Employee Plan") was not submitted to our shareholders for approval. The 2002 Plan replaced our Third Amended Stock Option Plan which has expired and our Stock Option Plan for Directors which was terminated. Both of these plans were approved by our shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of our option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and
(iii) the number of shares remaining available for future issuance, as of December 31, 2003.

                                                                                    Number of shares
                                                                                remaining available for
                                                                                  future issuance under
                                 Number of shares to be     Weighted-average    equity compensation plans
                                issued upon exercise of    exercise price of        (excluding shares
       Plan Category            outstanding options (1)   outstanding options    reflected in column (a))
-----------------------------   -----------------------   -------------------   -------------------------
                                          (a)                     (b)                      (c)
Equity compensation plans
approved by shareholders             3,980,283                   $26.51                 4,883,438

Equity compensation plans not
approved by shareholders               164,050 (2)               $16.66                         0
                                     ---------                   ------                 ---------

Total                                4,144,333                   $26.12                 4,883,438

(1) Does not include options for 28,895 shares of our common stock that are outstanding as the result of our assuming obligations under stock option plans of F&M Bancorporation, Inc. ("F&M") in connection with our merger with F&M in 1999. While we assumed the obligations existing under these plans as of the time of the merger, we have not used them to make any further grants. The weighted-average exercise price of these outstanding options is $23.68.

(2) Issued under the All-Employee Plan. Under this plan, on May 18, 2000, we granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of our common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of our common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 164,050 shares were outstanding as of December 31, 2003. The plan provides that no further grants may be made under the plan.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from
Exhibit 13 on page 34 under the caption "Table 1. Five Year Summary of Selected Financial Data" of such document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated herein by reference from
Exhibit 13 on pages 34 through 65 of such document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from Exhibit 13 on pages 63 through 64 under the caption "Interest Rate Risk" of such document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated herein by reference from Exhibit 13 on pages 66 through 103 of such document.

Supplementary data of Citizens' quarterly results of operations required by this item are incorporated herein by reference from Exhibit 13 on page 65 of such document under the caption "Table 14. Selected Quarterly Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The management of Citizens Banking Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under rule 13a-15 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to cause the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time period required by the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the conclusion of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Election of Directors" (excluding the information under the headings "Report of the Audit Committee" and "Compensation of Directors"),"Section 16(a) Beneficial Ownership Reporting Compliance" and "Shareholder Proposals and Nominees - Shareholder Communications with the Board of Directors" in Citizens' proxy statement for its annual meeting of shareholders to be held April 22, 2004 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Compensation of Directors," and under the caption "Executive Compensation" (excluding the information under the heading "Shareholder Return") of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference. In addition, the information under the caption "Equity Compensation Plan Information" under
Item 5 of this Report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Executive Compensation - Compensation Committee Interlocks and Certain Transactions and Relationships" of the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears under the caption "Independent Certified Public Accountants" of the Proxy Statement, and is incorporated herein by reference

                                     PART IV

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

     2. Financial Statement Schedules:
          All schedules are omitted - see Item 15(d) below.

     3. Exhibits:
          The exhibits listed on the "Exhibit Index" on pages 18 and 19 of this report are filed herewith and are incorporated herein by reference.

(b)  Reports on Form 8-K
          A report on Form 8-K, dated November 26, 2003 and filed on December 2, 2003 announcing Citizens' results of operations for the three and nine month periods ending September 30, 2003 under items 7 and 12.

          A report on Form 8-K, dated November 26, 2003 and filed on December 2, 2003 regarding the conference call conducted on October 17, 2003 to review Citizens' financial results for the third quarter of 2003 and certain other information, under items 7 and 12.

          A report on Form 8-K, dated November 24, 2003 and filed on November 25, 2003 announcing Citizens' major expansion in Oakland County, Michigan under items 5 and 7.

          No financial statements were filed with any of these reports.

(c)  Exhibits:
          The "Exhibit Index" is filed herewith on pages 18 and 19 of this report and is incorporated herein by reference.

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

CITIZENS BANKING CORPORATION
(Registrant)

by /s/ William R. Hartman                         Date:  March 10, 2004
-----------------------------------------------
William R. Hartman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                  Capacity                            Date
-------------------------------------   ----------------------------------------   --------------------

/s/ Charles D. Christy                  Executive Vice President and                  March 10, 2004
-------------------------------------   Chief Financial Officer
Charles D. Christy                      (Principal Financial Officer)

/s/ Daniel E. Bekemeier                 Senior Vice President and Chief               March 10, 2004
-------------------------------------   Accounting Officer
Daniel E. Bekemeier                     (Principal Accounting Officer)

/s/ William R. Hartman                  Chairman of the Board, President,             March 10, 2004
-------------------------------------   Chief Executive Officer, and Director
William R. Hartman

/s/ Edward P. Abbott                    Director                                      March 10, 2004
-------------------------------------
Edward P. Abbott

/s/ Jonathan E. Burroughs II            Director                                      March 10, 2004
-------------------------------------
Jonathan E. Burroughs II

/s/ Joseph P. Day                       Director                                      March 10, 2004
-------------------------------------
Joseph P. Day

/s/ Richard J. Dolinski                 Director                                      March 10, 2004
-------------------------------------
Richard J. Dolinski

/s/ Lawrence O. Erickson                Director                                      March 10, 2004
-------------------------------------
Lawrence O. Erickson

/s/ Benjamin W. Laird                   Director                                      March 10, 2004
-------------------------------------
Benjamin W. Laird

            Signature                                  Capacity                            Date
-------------------------------------   ----------------------------------------   --------------------

/s/ Stephen J. Lazaroff                 Director                                      March 10, 2004
-------------------------------------
Stephen J. Lazaroff

/s/ William C. Shedd                    Director                                      March 10, 2004
-------------------------------------
William C. Shedd

/s/ Kendall B. Williams                 Director                                      March 10, 2004
-------------------------------------
Kendall B. Williams

/s/ James L. Wolohan                    Director                                      March 10, 2004
-------------------------------------
James L. Wolohan

                                  EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Citizens' Commission file number is 000-10535.

 Exhibit
   No.                                                               Exhibit
----------   -------------------------------------------------------------------------------------------------------------------
   3.1       Restated  Articles of  Incorporation,  as amended.  (incorporated by reference from Exhibit 3(a) of Citizens' 2002
                  Second Quarter Report on Form 10-Q).

   3.2       Amended and Restated  Bylaws dated March 28, 2003  (incorporated  by reference  from Exhibit 3.2 of Citizens'
                  December 31, 2002 Annual Report on Form 10-K).

   4.1       Rights Agreement, dated May 23, 2000, between Citizens and Citizens Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens' Current Report on Form 8-K filed June 8, 2000).

   4.2       Indenture, dated as of January 27, 2003 among Citizens Banking Corporation and JP Morgan Chase Bank, as
                  Trustee (filed as Exhibit 4.1 to Citizens Banking Corporation's registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

   4.3       Registration  Rights  Agreement,  dated as of January 27, 2003 among Citizens Banking  Corporation and Morgan
                  Stanley,  Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston,  Fahnestock
                  & Co. Inc., Howe Barnes  Investments,  Inc. and McDonald  Investments,  as Initial Purchasers (filed as
                  Exhibit 4.2 to Citizens  Banking  Corporation's  registration  statement on Form S-4,  registration no. 333-
                  104472, and incorporated herein by reference).

   4.4       Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (incorporated by reference from Exhibit 4.1 of Citizens' 2003 Second Quarter Report on Form 10-Q).

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

 Exhibit
   No.                                                               Exhibit
----------   -------------------------------------------------------------------------------------------------------------------

  10.9*      Citizens Banking Corporation Amended and Restated Section 401(k) Plan (incorporated by reference from
                  Exhibit 99.1 of Citizens' registration statement on Form S-8 filed August 2, 1996 - Registration No. 333-
                  09455).

  10.10*     Citizens Banking Corporation Management Incentive Compensation Plan (incorporated by reference from
                  Exhibit 10.8 of Citizens' 2001 Annual Report on Form 10-K).

  10.11*     Citizens Banking Corporation Amended and Restated Director's Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 of Citizens' 2002 Annual Report on Form 10-K).

  10.12*     Amended and Restated Change in Control Agreement, dated as of November 28, 2000, by and between the
                  Company and Wayne G. Schaeffer (incorporated by reference from Exhibit 10.17 of Citizens' 2000
                  Annual Report on Form 10-K).

  10.13      Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National
                  Association, as institutional Trustee, Citizens Banking Corporation, as Sponsor, and William R. Hartman,
                  Charles D. Christy and Thomas W. Gallagher as Administrators (incorporated by reference from Exhibit
                  10.1 of Citizens' 2003 Second Quarter Report on Form 10-Q).

  10.14      Placement Agreement, dated June 16, 2003, between the Company, Citizens Michigan Statutory Trust I, FTN
                  Financial Capital Markets and Keefe Bruyette & Woods, Inc. (incorporated by reference from Exhibit
                  10.2 of Citizens' 2003 Second Quarter Report on Form 10-Q).

  10.15      Guarantee Agreement dated as of June 26, 2003 by and between Citizens Banking Corporation and U.S. Bank
                  National Association (incorporated by reference from Exhibit 10.3 of Citizens' 2003 Second Quarter
                  Report on Form 10-Q).

  10.16*     Amended and Restated Employment Agreement by and between the Company and William R. Hartman dated as of May 29, 2003 (incorporated by reference from Exhibit 10.4 of Citizens' 2003 Second Quarter Report on Form 10-Q).

  10.17*     Form of Change in Control Agreement by and between the Company and certain executive officers.

  10.18*     Change in Control Agreement, dated as of April 7, 2003, by and between the Company and Randall J. Peterson.

  13         Citizens Banking Corporation 2003 Annual Report - financial information pages 33 through 103 only (except as to portions expressly incorporated herein, said Annual Report information is included only for the information of the Commission).

  21         Subsidiaries of the Registrant

  23         Consent of Independent Auditors

  31.1       Certification  of Chief Executive  Officer  pursuant to Rule 13a-14(a)  under the Securities  Exchange Act of 1934.

  31.2       Certification  of Chief Financial  Officer  pursuant to Rule 13a-14(a)  under the Securities  Exchange Act of 1934.

  32.1       Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.  Section 1350 and Rule 13a-14(b) under the
                  Securities Exchange Act of 1934.

  32.2       Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.  Section 1350 and Rule 13a-14(b) under the
                  Securities Exchange Act of 1934.

*     Current management contracts or compensatory plans or arrangements.