Form 10-Q
period 2004-03-30
CITIZENS BANKING CORP
filed 2004-05-10
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to_______________________________

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                    38-2378932
----------------------------------------             ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   328 S. Saginaw St., Flint, Michigan                       48502
----------------------------------------             ---------------------
(Address of principal executive offices)                  (Zip Code)

                                 (810) 766-7500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                               X  Yes   ____ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                               X  Yes   ____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at April 30, 2004
     --------------------------                   -----------------------------
     Common Stock, No Par Value                        43,338,745 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                                                        Page
                                                                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.....................................................................      3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................................     13

     Item 3. - Quantitative and Qualitative Disclosures about Market Risk...........................................     29

     Item 4. - Controls and Procedures..............................................................................     29

PART II - OTHER INFORMATION

     Item 2 -  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....................     30

     Item 6 - Exhibits and Reports on Form 8-K......................................................................     30

SIGNATURES..........................................................................................................     31

EXHIBIT INDEX.......................................................................................................     32

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                                 MARCH 31,      December 31,
(in thousands)                                                                                     2004            2003
--------------                                                                                  -----------    -------------
                                                                                                (UNAUDITED)      (Note 1)
ASSETS
  Cash and due from banks                                                                       $   156,220    $     182,545
  Interest-bearing deposits with banks                                                                1,253            2,223
  Investment Securities:
    Available-for-Sale:
     U.S. Treasury and federal agency securities                                                  1,500,376        1,452,582
     State and municipal securities                                                                 432,869          437,003
     Other securities                                                                                76,065           75,616
    Held-to-maturity:
     State and municipal securities (fair value of $30,172 and $19,913, respectively)                30,104           19,857
                                                                                                -----------    -------------
      Total investment securities                                                                 2,039,414        1,985,058
  Mortgage loans held for sale                                                                       37,205           44,677
  Loans:
    Commercial                                                                                    2,796,580        2,885,868
    Real estate construction                                                                        179,353          192,759
    Real estate mortgage                                                                            396,010          402,910
    Consumer                                                                                      1,827,968        1,764,165
                                                                                                -----------    -------------
       Total loans                                                                                5,199,911        5,245,702
    Less: Allowance for loan losses                                                                (123,703)        (123,545)
                                                                                                -----------    -------------
       Net loans                                                                                  5,076,208        5,122,157
  Premises and equipment                                                                            116,531          112,784
  Goodwill                                                                                           54,785           54,785
  Other intangible assets                                                                            16,207           16,932
  Bank owned life insurance                                                                          80,896           80,461
  Other assets                                                                                      113,702          109,448
                                                                                                -----------    -------------
TOTAL ASSETS                                                                                    $ 7,692,421    $   7,711,070
                                                                                                ===========    =============
LIABILITIES
  Noninterest-bearing deposits                                                                  $   891,342    $     882,429
  Interest-bearing deposits                                                                       4,569,590        4,559,838
                                                                                                -----------    -------------
     Total deposits                                                                               5,460,932        5,442,267
  Federal funds purchased and securities sold
   under agreements to repurchase                                                                   542,206          588,593
  Other short-term borrowings                                                                        17,169           43,077
  Other liabilities                                                                                  76,843           65,112
  Long-term debt                                                                                    941,089          936,859
                                                                                                -----------    -------------
      Total liabilities                                                                           7,038,239        7,075,908

SHAREHOLDERS' EQUITY
  Preferred stock - no par value                                                                         --               --
  Common stock - no par value                                                                       100,982          100,314
  Retained earnings                                                                                 517,143          512,045
  Accumulated other comprehensive income                                                             36,057           22,803
                                                                                                -----------    -------------
     Total shareholders' equity                                                                     654,182          635,162
                                                                                                -----------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 7,692,421    $   7,711,070
                                                                                                ===========    =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                  Three Months Ended
                                                                                        March 31,
(in thousands, except per share amounts)                                          2004            2003
----------------------------------------                                        ----------      --------
INTEREST INCOME
    Interest and fees on loans                                                  $   73,706      $ 84,504
    Interest and dividends on investment securities:
     Taxable                                                                        15,442        14,434
     Tax-exempt                                                                      5,244         5,184
    Money market investments                                                             2            87
                                                                                ----------      --------
       Total interest income                                                        94,394       104,209
                                                                                ----------      --------
INTEREST EXPENSE
    Deposits                                                                        16,451        25,037
    Short-term borrowings                                                            1,272           620
    Long-term debt                                                                   8,343         7,046
                                                                                ----------      --------
       Total interest expense                                                       26,066        32,703
                                                                                ----------      --------
NET INTEREST INCOME                                                                 68,328        71,506
Provision for loan losses                                                            7,000        18,992
                                                                                ----------      --------
       Net interest income after provision for loan losses                          61,328        52,514
                                                                                ----------      --------
NONINTEREST INCOME
    Service charges on deposit accounts                                              8,042         6,590
    Trust fees                                                                       4,310         4,220
    Mortgage and other loan income                                                   2,256         5,154
    Brokerage and investment fees                                                    1,782         1,768
    Bankcard fees                                                                      783           735
    Investment securities gains                                                         --            48
    Other                                                                            5,339         4,772
                                                                                ----------      --------
       Total noninterest income                                                     22,512        23,287
                                                                                ----------      --------
NONINTEREST EXPENSE
    Salaries and employee benefits                                                  31,939        30,112
    Occupancy                                                                        5,342         4,695
    Equipment                                                                        3,642         4,169
    Professional services                                                            3,928         3,708
    Data processing services                                                         3,646         3,316
    Advertising and public relations                                                 2,145         2,049
    Postage and delivery                                                             1,556         1,678
    Telephone                                                                        1,534         1,175
    Other loan fees                                                                  1,129         1,142
    Stationery and supplies                                                            842           895
    Other                                                                            4,831         3,642
                                                                                ----------      --------
       Total noninterest expense                                                    60,534        56,581
                                                                                ----------      --------
INCOME BEFORE INCOME TAXES                                                          23,306        19,220
Income tax provision                                                                 5,863         4,162
                                                                                ----------      --------
NET INCOME                                                                      $   17,443      $ 15,058
                                                                                ==========      ========
NET INCOME PER SHARE:
    Basic                                                                             0.40          0.35
    Diluted                                                                           0.40          0.34
CASH DIVIDENDS DECLARED PER SHARE                                                    0.285         0.285
AVERAGE SHARES OUTSTANDING:
    Basic                                                                           43,315        43,505
    Diluted                                                                         43,860        43,748

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                             Accumulated
                                                                                                Other
                                                                  Common      Retained     Comprehensive
(in thousands except per share amounts)                            Stock      Earnings         Income           Total
---------------------------------------                          ---------    --------     --------------     ---------
BALANCE - MARCH 31, 2003                                         $ 103,314    $498,173     $       38,887     $ 640,374
    Comprehensive income:
     Net income                                                                 13,214                           13,214
     Other comprehensive income:
       Net unrealized loss on securities available-for-sale,
          net of tax effect of $(258)                                                                (479)
       Less: Reclassification adjustment for net gains included
          in net income, net of tax effect of $4                                                       (7)         (486)
                                                                                           --------------     ---------
            Total comprehensive income                                                                           12,728
    Exercise of stock options, net of shares purchased               1,428                                        1,428
    Shares acquired for retirement                                  (3,051)                                      (3,051)
    Net change in deferred compensation, net of tax effect              32                                           32
    Cash dividends - $0.285 per share                                          (12,343)                         (12,343)
                                                                 ---------    --------     --------------     ---------
BALANCE - JUNE 30, 2003                                            101,723     499,044             38,401       639,168
    Comprehensive income:
     Net income                                                                 19,605                           19,605
     Other comprehensive income:
       Net unrealized loss on securities available-for-sale,
          net of tax effect of $(5,974)                                                           (11,095)
       Less: Reclassification adjustment for net gains included
          in net income, net of tax effect of $15                                                     (27)
       Net change in unrealized gain on cash flow hedges                                              122       (11,000)
                                                                                           --------------     ---------
            Total comprehensive income                                                                            8,605
    Exercise of stock options, net of shares purchased                 622                                          622
    Shares acquired for retirement                                  (1,951)                                      (1,951)
    Net change in deferred compensation, net of tax effect              31                                           31
    Cash dividends - $0.285 per share                                          (12,331)                         (12,331)
                                                                 ---------    --------     --------------     ---------
BALANCE - SEPTEMBER 30, 2003                                       100,425     506,318             27,401       634,144
    Comprehensive income:
     Net income                                                                 18,074                           18,074
     Other comprehensive income:
       Net unrealized loss on securities available-for-sale,
          net of tax effect of $(2,784)                                                            (5,171)
       Less: Reclassification adjustment for net gains included
          in net income, net of tax effect of $1                                                       (1)
       Net change in unrealized gain on cash flow hedges, net of
          tax effect of $280                                                                          398
       Minimum pension liability, net of tax effect of $95                                            176        (4,598)
                                                                                           --------------     ---------
            Total comprehensive income                                                                           13,476
    Tax benefit on non-qualified stock options                       2,500                                        2,500
    Exercise of stock options, net of shares purchased               2,293                                        2,293
    Shares acquired for retirement                                  (5,144)                                      (5,144)
    Net change in deferred compensation, net of tax effect             240                                          240
    Cash dividends - $0.285 per share                                          (12,347)                         (12,347)
                                                                 ---------    --------     --------------     ---------
BALANCE - DECEMBER 31, 2003                                        100,314     512,045             22,803       635,162
    Comprehensive income:
     Net income                                                                 17,443                           17,443
     Other comprehensive income:
       Net unrealized gain on securities available-for-sale,
          net of tax effect of $7,227                                                              13,422
       Net change in unrealized loss on cash flow hedges, net of
          tax effect of $(90)                                                                        (168)       13,254
                                                                                           --------------     ---------
            Total comprehensive income                                                                           30,697
    Exercise of stock options, net of shares purchased               4,015                                        4,015
    Shares acquired for retirement                                  (3,387)                                      (3,387)
    Net change in deferred compensation, net of tax effect              40                                           40
    Cash dividends - $0.285 per share                                          (12,345)                         (12,345)
                                                                 ---------    --------     --------------     ---------
BALANCE - MARCH 31, 2004                                         $ 100,982    $517,143     $       36,057     $ 654,182
                                                                 =========    ========     ==============     =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                           Three Months Ended
                                                                                                March 31,
(in thousands)                                                                            2004             2003(1)
--------------                                                                         ----------         ---------
OPERATING ACTIVITIES:
    Net income                                                                         $   17,443         $  15,058
    Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                              7,000            18,992
     Depreciation                                                                           3,041             3,576
     Amortization of intangibles                                                              725               725
     Net amortization on investment securities                                              2,767               813
     Investment securities gains                                                               --               (48)
     Loans originated for sale                                                            (61,885)         (269,120)
     Proceeds from sales of mortgage loans held for sale                                   70,378           305,152
     Net gains from loan sales                                                             (1,021)           (3,397)
     Stock-based compensation                                                                  --               200
     Amortization of stock-based compensation expense                                          40                47
     Other                                                                                  3,951            16,614
                                                                                       ----------         ---------
        Net cash provided by operating activities                                          42,439            88,612

INVESTING ACTIVITIES:
    Net decrease in money market investments                                                  970            70,273

    Securities available-for-sale:
     Proceeds from sales                                                                    5,001                48
     Proceeds from maturities                                                             104,315            94,787
     Purchases                                                                           (135,545)         (496,670)
    Purchases of securities held-to-maturity                                              (10,245)               --
    Net decrease in loans                                                                  38,949           113,884
    Net increase in premises and equipment                                                 (6,788)             (889)
                                                                                       ----------         ---------
        Net cash used in investing activities                                              (3,343)         (218,567)

FINANCING ACTIVITIES:
    Net increase (decrease) in demand and savings deposits                                 75,619              (375)
    Net decrease in time deposits                                                         (56,954)         (124,804)
    Net increase (decrease) in short-term borrowings                                      (72,295)          171,102
    Proceeds from issuance of long-term debt                                                   --           149,558
    Principal reductions in long-term debt                                                    (74)              (56)
    Cash dividends paid                                                                   (12,345)          (12,455)
    Proceeds from stock options exercised                                                   4,015             1,991
    Shares acquired for retirement                                                         (3,387)          (11,177)
                                                                                       ----------         ---------
        Net cash provided by (used in) financing activities                               (65,421)          173,784
                                                                                       ----------         ---------
Net increase (decrease) in cash and due from banks                                        (26,325)           43,829
Cash and due from banks at beginning of period                                            182,545           171,864
                                                                                       ----------         ---------
Cash and due from banks at end of period                                               $  156,220         $ 215,693
                                                                                       ==========         =========

See notes to consolidated financial statements.

(1) Certain amounts have been reclassified to conform with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2003 Annual Report on Form 10-K.

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

                                                                                          Three Months Ended
                                                                                                March 31,
(in thousands, except per share amounts)                                                  2004          2003
                                                                                       ----------     --------
Net income, as reported                                                                $   17,443     $ 15,058
Less pro forma expense related to options granted                                            (615)        (556)
                                                                                       ----------     --------
Pro forma net income                                                                   $   16,828     $ 14,502
                                                                                       ==========     ========
Net income per share:
    Basic - as reported                                                                $     0.40     $   0.35
    Basic - pro forma                                                                        0.39         0.33
    Diluted - as reported                                                                    0.40         0.34
    Diluted - pro forma                                                                      0.38         0.33

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS: In December 2003, the FASB issued a revised SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS 87,88, and 106 which revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132, as revised, retains the disclosure requirements contained in the original SFAS 132, which it replaces. Additional disclosures, however, have been added to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. In addition, SFAS 132 requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts - see Note 7 to the Consolidated Financial Statements in this report. The new disclosures required by SFAS 132 became effective for Citizens as of December 31, 2003 and do not impact our results of operations, financial position, or liquidity.

ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003: In January 2004, The FASB issued FASB Staff Position ("FSP"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," subsequently revised in April 2004. The FSP permits sponsors of postretirement healthcare plans that provide prescription drug benefits to elect a one-time deferral of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") and requires certain disclosures pending further consideration of the underlying accounting issues. The Act provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug benefits. The FSP is effective for financial statements of interim or annual periods ending after December 7, 2003. Citizens is in the process of analyzing the impact the Act will have on its employee benefit plans. Citizens has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. The FASB plans to issue authoritative guidance on the accounting for the subsidy in the second quarter of 2004, which could require Citizens to modify its postretirement disclosures. Citizens anticipates its benefits cost by 2006, or as early as guidance is issued, will be somewhat lower as a result of the new medicare provision, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position or liquidity.

NOTE 3. BUSINESS RESTRUCTURING AND SPECIAL CHARGE

In the third quarter of 2002, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax) for restructuring, impairment and other costs associated with the reorganization of Citizens' consumer, commercial and wealth management lines of business. The reorganization was the result of a detailed review of Citizens' consumer banking, commercial banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 134 employees. Displaced employees were offered severance packages and outplacement assistance. Twelve banking offices were closed in the fourth quarter of 2002 and six additional offices were closed during the second quarter of 2003.

The following provides details on the remaining liability from the special charge as of March 31, 2004.

                                                                           Reserve         2004       Reserve
                                                                           Balance     ------------   Balance
                                                                         December 31,  Cash Payment  March 31,
(in thousands)                                                               2003       Reductions     2004
--------------                                                           ------------  ------------  ---------
Employee benefits and severance                                          $        325  $        (51) $     274
Professional fees                                                                   9            (5)         4
Facilities and lease impairment                                                   276            (8)       268
                                                                         ------------  ------------  ---------
     Total                                                               $        610  $        (64) $     546
                                                                         ============  ============  =========

NOTE 4. OTHER INTANGIBLE ASSETS

Citizens' other intangible assets as of March 31, 2004, December 31, 2003 and March 31, 2003 are shown in the table below.

                                                                  MARCH 31,       December 31,      March 31,
(in thousands)                                                      2004             2003             2003
--------------                                                    ---------       ------------     ------------
Core deposit intangibles                                          $  28,989       $     28,989     $     28,989
Accumulated amortization                                             12,783             12,058            9,885
                                                                  ---------       ------------     ------------
   Net core deposit intangibles                                      16,206             16,931           19,104
Minimum pension liability                                                 1                  1               33
                                                                  ---------       ------------     ------------
   Total other intangibles                                        $  16,207       $     16,932     $     19,137
                                                                  =========       ============     ============

The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.

NOTE 5. LINES OF BUSINESS INFORMATION

Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. In 2003, Citizens allocated its core deposit intangible and the related amortization to the Commercial Banking and Consumer Banking business lines. The core deposit intangible and the related amortization was previously recorded in the Other business line. Prior period information has been restated to reflect this change. In the third quarter of 2003, Citizens also reallocated the investment security portfolio held in our mortgage company from Consumer Banking to Treasury, which is a component of Other. The effect on net income for the prior periods presented was not material to the segments and they were not restated. In the first quarter of 2004, Citizens transferred the Credit Administration function from Other to Commercial Banking. Prior year amounts were restated to reflect this change. Selected line of business segment information, as adjusted, for the three month period ended March 31, 2004 and 2003 is provided below. There are no significant intersegment revenues.

                                                           Commercial  Consumer       Wealth
(in thousands)                                              Banking     Banking     Management      Other         Total
--------------                                             ----------  ---------    -----------   ---------    ----------
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2004

Net interest income (taxable equivalent)                   $  28,988   $  37,621    $       189   $   4,892    $   71,690
Provision for loan losses                                      4,989       2,014             (3)         --         7,000
                                                           ---------   ---------    -----------   ---------    ----------
      Net interest income after provision                     23,999      35,607            192       4,892        64,690
Noninterest income                                             3,522      12,428          5,497       1,065        22,512
Noninterest expense                                           17,079      32,316          5,642       5,497        60,534
                                                           ---------   ---------    -----------   ---------    ----------
      Income before income taxes                              10,442      15,719             47         460        26,668
Income tax expense (taxable equivalent)                        3,677       5,506             16          26         9,225
                                                           ---------   ---------    -----------   ---------    ----------
      Net income                                           $   6,765   $  10,213    $        31   $     434    $   17,443
                                                           =========   =========    ===========   =========    ==========
Average Assets (in millions)                               $   2,851   $   2,368    $        17   $   2,404    $    7,640
                                                           =========   =========    ===========   =========    ==========

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2003(1)

Net interest income (taxable equivalent)                   $  34,733   $  35,856     $       43   $   4,350    $   74,982
Provision for loan losses                                     15,611       3,416             --         (35)       18,992
                                                           ---------   ---------    -----------   ---------    ----------
      Net interest income after provision                     19,122      32,440             43       4,385        55,990
Noninterest income                                             4,338      12,549          5,195       1,205        23,287
Noninterest expense                                           14,741      33,057          4,534       4,249        56,581
                                                           ---------   ---------    -----------   ---------    ----------
      Income before income taxes                               8,719      11,932            704       1,341        22,696
Income tax expense (taxable equivalent)                        3,052       4,176            246         164         7,638
                                                           ---------   ---------    -----------   ---------    ----------
      Net income                                           $   5,667   $   7,756    $       458   $   1,177    $   15,058
                                                           =========   =========    ===========   =========    ==========
Average Assets (in millions)                               $   3,211   $   2,584    $         3   $   1,656    $    7,454
                                                           =========   =========    ===========   =========    ==========

(1) Certain amounts have been reclassified to conform to current year presentation.

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of March 31, 2004, December 31, 2003 and March 31, 2003 are presented below.

                                                                       MARCH 31,    December 31,   March 31,
 (in thousands)                                                           2004         2003          2003
---------------                                                        ---------    ------------   ---------
Federal Home Loan Bank advances                                        $ 787,869    $    787,930   $ 624,094
Subordinated debt:
     Notes maturing February 2013                                        127,365         123,061     126,304
     Deferrable interest debenture maturing June 2033                     25,774          25,774          --
Other borrowed funds                                                          81              94         163
     Total long-term debt                                              $ 941,089    $    936,859   $ 750,561

NOTE 7. PENSION BENEFIT COST

The components of pension expense for the three month periods ended March 31, 2004 and March 31, 2003 are presented below.

                                                      Three Months Ended
                                                          March 31,
(in thousands)                                        2004            2003
--------------                                   -------------   --------------
DEFINED BENEFIT PENSION PLANS
Service cost                                     $       1,148   $        1,099
Interest cost                                            1,299            1,361
Expected return on plan assets                          (1,770)          (1,975)
Amortization of unrecognized:
    Net transition asset                                    (3)              (2)
    Prior service cost                                      58               55
    Net actuarial loss                                     169               16
                                                 -------------   --------------
     Net pension cost                            $         901   $          554
                                                 =============   ==============

Citizens previously disclosed in Note 13 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute approximately $0.5 million to its pension plans in 2004. As of March 31, 2004, $0.1 million of contributions have been made. Citizens still anticipates that $0.5 million of contributions will be made in 2004.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

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

DERIVATIVE FINANCIAL INSTRUMENTS:

                                                                                MARCH 31, 2004         December 31, 2003
                                                                           ----------------------    ---------------------
                                                                            NOTIONAL      FAIR        Notional      Fair
(dollars in thousands)                                                       AMOUNT       VALUE        Amount      Value
-------------------------------                                            ----------   ---------    ----------   --------
Interest rate swaps                                                        $  177,000   $   4,139    $  190,000   $   499
Interest rate lock commitments                                                 44,596         252        14,683       109
Forward mortgage loan contracts                                                52,000        (142)       29,000      (161)
                                                                           ----------   ---------    ----------   -------
     TOTAL                                                                 $  273,596   $   4,249    $  233,683   $   447
                                                                           ==========   =========    ==========   =======

DERIVATIVE CLASSIFICATIONS AND HEDGING RELATIONSHIPS:

                                                                              MARCH 31, 2004           December 31, 2003
                                                                           ----------------------    ---------------------
                                                                            NOTIONAL      FAIR         Notional     Fair
(dollars in thousands)                                                      AMOUNT        VALUE        Amount      Value
---------------------------------------------                              ----------   ---------    ----------   --------
Derivatives Designated as Cash Flow Hedges:
     Hedging commercial loans                                              $   25,000   $     585    $   25,000   $    339
Derivatives Designated as Fair Value Hedges:
     Hedging time deposits                                                     25,000         138        40,000         31
     Hedging long-term debt                                                   125,000       3,416       125,000        129
Derivatives Not Designated as Hedges:
     Customer initiated swaps                                                   2,000          --            --         --
                                                                           ----------   ---------    ----------   --------
     TOTAL                                                                 $  177,000   $   4,139    $  190,000   $    499
                                                                           ==========   =========    ==========   ========

NOTE 9. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
(in thousands, except per share amounts)                                                   2004            2003
----------------------------------------                                                ---------        ---------
NUMERATOR:

Basic and dilutive earnings per share -- net income available to shareholders           $  17,443        $  15,058
                                                                                        =========        =========
DENOMINATOR:

Basic earnings per share -- weighted average shares                                        43,315           43,505
Effect of dilutive securities -- potential conversion of employee stock
  options                                                                                     545              243
                                                                                        ---------        ---------
Diluted earnings per share -- adjusted weighted-average shares and assumed
  conversions                                                                              43,860           43,748
                                                                                        =========        =========

      BASIC EARNINGS PER SHARE                                                          $    0.40        $    0.35
                                                                                        =========        =========

      DILUTED EARNINGS PER SHARE                                                        $    0.40        $    0.34
                                                                                        =========        =========

During the first quarter of 2004, employees exercised stock options to acquire 202,965 shares at an average exercise price of $19.78 per share.

NOTE 10. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Consolidated Financial statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 90 days and unused lines of credit are reviewed at least annually. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for services provided. Performance standby letters of credit are irrevocable guarantees to make payment in the event a specified third party fails to perform under a nonfinancial contractual obligation. Commercial letters of credit facilitate the shipment of goods or enable clients to access public bond financing. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens' normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on management's assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and standby letters of credit follow:

                                                            MARCH 31,        December 31,
(in thousands)                                                2004              2003
--------------------------------------                   ------------      ---------------
LOAN COMMITMENTS AND LETTERS OF CREDIT:
   Commitments to extend credit                          $  1,700,755      $     1,593,426
   Financial standby letters of credit                         39,930               42,086
   Performance standby letters of credit                        6,326                6,782
   Commercial letters of credit                               194,086              183,665
                                                         ------------      ---------------
                                                         $  1,941,097      $     1,825,959
                                                         ============      ===============

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, for the three month period ended March 31, 2004 and 2003 are presented below.

                                                                                                      Three Months Ended
                                                                                                           March 31,
(in thousands)                                                                                        2004          2003
---------------------------------------------------------------------------------------------       --------      --------
Balance at beginning of period                                                                      $ 22,803      $ 42,646
Net unrealized gain (loss) on securities for the quarter, net of tax effect of $7,227 in 2004
and $(2,007) in 2003                                                                                  13,422        (3,728)
    Less: Reclassification adjustment for net gains included in net income for the quarter,
    net of tax effect of $17 in 2003                                                                      --           (31)
Net change in unrealized loss on cash flow hedges, net of tax effect of $(90)                           (168)           --
                                                                                                    --------      --------
Accumulated other comprehensive income, net of tax                                                  $ 36,057      $ 38,887
                                                                                                    ========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                        FOR THE QUARTER ENDED
                                                             --------------------------------------------------------------
                                                             MARCH 31,    DECEMBER 31,  SEPTEMBER 30,   JUNE 30,  MARCH 31,
                                                               2004           2003          2003         2003       2003
                                                             --------     ------------  -------------  ---------  ---------
SUMMARY OF OPERATIONS (THOUSANDS)
  Interest income                                            $ 94,394      $   97,398     $  99,687    $104,683   $104,209
  Net interest income                                          68,328          70,678        71,154      72,920     71,506
  Provision for loan losses                                     7,000           8,020        10,300      25,650     18,992
  Noninterest income                                           22,512          21,631        25,054      24,847     23,287
  Noninterest expense                                          60,534          60,446        59,600      56,361     56,581
  Income tax provision                                          5,863           5,769         6,703       2,542      4,162
  Net income                                                   17,443          18,074        19,605      13,214     15,058
  Cash dividends                                               12,345          12,347        12,331      12,343     12,455

PER COMMON SHARE DATA

  Basic net income                                           $   0.40      $     0.42     $    0.45    $   0.30   $   0.35
  Diluted net income                                             0.40            0.41          0.45        0.30       0.34
  Cash dividends                                                0.285           0.285         0.285       0.285      0.285
  Market value (end of period)                                  32.63           32.72         26.41       27.01      23.62
  Book value (end of period)                                    15.09           14.69         14.67       14.77      14.79

AT PERIOD END (MILLIONS)

  Assets                                                     $  7,692      $    7,711     $   7,787    $  7,789   $  7,768
  Portfolio Loans (1)                                           5,200           5,246         5,226       5,287      5,303
  Deposits                                                      5,461           5,442         5,482       5,660      5,812
  Shareholders' equity                                            654             635           634         639        640

AVERAGE FOR THE QUARTER (MILLIONS)

  Assets                                                     $  7,640      $    7,697     $   7,812    $  7,809   $  7,454
  Portfolio Loans (1)                                           5,191           5,220         5,183       5,253      5,343
  Deposits                                                      5,474           5,481         5,610       5,723      5,853
  Shareholders' equity                                            644             626           620         639        643

RATIOS (ANNUALIZED)

  Return on average assets                                       0.92%           0.93%         1.00%       0.68%      0.82%
  Return on average shareholders' equity                        10.89           11.45         12.55        8.29       9.50
  Net interest margin (FTE)                                      4.01            4.07          4.03        4.17       4.33
  Efficiency ratio                                              64.26           63.16         59.90       55.74      57.58
  Net loans charged off to average loans                         0.53            0.59          0.80        0.92       1.20
  Allowance for loan losses as a percent of loans                2.38            2.36          2.36        2.33       2.07
  Nonperforming assets to loans plus ORAA (end of period)        1.20            1.47          1.74        1.82       1.76
  Nonperforming assets to total assets (end of period)           0.81            1.00          1.17        1.24       1.20
  Average equity to average assets                               8.43            8.13          7.94        8.18       8.63
  Leverage ratio                                                 7.79            7.45          7.25        7.20       7.21
  Tier 1 capital ratio                                          10.31            9.80          9.64        9.55       9.15
  Total capital ratio                                           13.77           13.23         13.07       13.10      12.59

(1) Balances exclude mortgage loans held for sale.

INTRODUCTION

The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three month period ended March 31, 2004. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in our 2003 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2003 Annual Report on Form 10-K, which contains important additional information that is necessary to understand our Company and its financial condition and results of operations for the period covered by this report. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

FORWARD  - LOOKING STATEMENTS

Discussions in this report that are not statements of historical fact (including statements that include terms such as "may," "should," "believe," "expect," "anticipate," "estimate," "intend," and "plan") are forward-looking statements that involve risks and uncertainties, and our actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, as well as the following.

      - We face the risk that loan losses, including unanticipated loan losses due to changes in our loan portfolios, fraud and economic factors, will exceed our allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on our capital.

      - While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

      - An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for financial products such as loans.

      - If we are unable to continue to attract core deposits, our cost of funds will increase, adversely affecting our ability to generate the funds necessary for lending operations, reducing our net interest margin and negatively affecting our results of operations.

      - Increased competition with other financial institutions could reduce our net income by decreasing the number and size of loans that we originate, the interest rates we may charge on these loans and the fees we are able to charge for services to our customers.

      - The financial services industry is undergoing rapid technological changes. If we are unable to adequately invest in and implement new technology-driven products and services, we may not be able to compete effectively, or our cost to provide products and services may increase significantly.

      - Our business may be adversely affected by the highly regulated environment in which we operate. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect us, including our ability to offer new products and services, obtain financing, dividend funds to our parent company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us.

      - The products and services offered by the banking industry and customer expectations regarding them are subject to change. We attempt to respond to perceived customer needs and expectations by offering new products and services, such as our new wealth management capabilities, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on our results of operations. In addition, our potential inability to successfully expand our Oakland County operations would have a negative effect on our results of operations.

      - New accounting pronouncements may be issued by the accounting profession, regulators or other government bodies which could change our existing accounting methods. Changes in accounting methods could negatively impact our results of operations and capital.

      - We could face unanticipated environmental liabilities or costs related to both real property that we own or that we acquire through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, may increase our capital costs and operating expenses.

      - As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the parent company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the parent company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation, to update or alter our forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

CRITICAL ACCOUNTING POLICIES

Citizens' Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the benefit obligation and net periodic pension expense for our employee pension and postretirement benefit plans to be the accounting areas that require the most subjective or complex judgments, and, therefore, are the most likely to vary materially as new information becomes available. Our significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our 2003 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

SALE OF SUBSIDIARY BANK

On April 2, 2004 Citizens announced the signing of a definitive agreement to sell its subsidiary - Citizens Bank-Illinois, N.A. ("Illinois Bank") - to Metropolitan Bank Group, Inc., of Chicago, Illinois in a cash transaction valued at $26,250,000. The Illinois Bank has three locations with $187 million of assets, $84 million of loans and $166 million of deposits as of March 31, 2004. The sale is expected to close in the third quarter of 2004, subject to regulatory approval. Citizens expects to realize a gain on the sale of approximately $12 million during the quarter in which the transaction closes, and anticipates re-deploying the proceeds into one or more strategic alternatives to achieve an equal or somewhat greater return. As a result, the sale is anticipated to have a neutral to slightly positive impact on future earnings per share.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Citizens earned net income of $17,443,000, or $0.40, per diluted share for the three months ended March 31, 2004, compared with $15,058,000, or $0.34 per diluted share, for the same quarter of 2003. The improvement in net income for the three months ended March 31, 2004 compared to the same period in 2003 was due to a lower provision for loan losses partially offset by lower net interest income and noninterest income, and higher noninterest expense. Returns on average assets and average equity for the quarter were 0.92% and 10.89%, respectively, compared with 0.82% and 9.50%, respectively, in 2003.

The provision for loan losses declined to $7.0 million in the first quarter of 2004 compared with $19.0 million in the first quarter of 2003. The large loan loss provision for the first quarter of 2003 was due primarily to an unanticipated credit-related charge-off of $11.5 million recognized in that quarter on a single commercial credit in which collateral value was materially overstated (based on borrowing base reports falsified by the borrower). The lower loan loss provision in 2004 also reflects a decline in nonperforming assets, lower consumer and mortgage loan net charge-offs and fewer risk rating downgrades within the commercial loan portfolio.

NET INTEREST INCOME AND NET INTEREST MARGIN

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2004 and 2003 is presented below.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                               2004                                2003
                                                             ----------------------------------   ---------------------------------
Three Months Ended March 31                                    AVERAGE                  AVERAGE    Average                  Average
(in thousands)                                                 BALANCE     INTEREST(1)  RATE(2)    Balance     Interest(1)  Rate(2)
---------------------------                                  -----------   -----------  -------   ----------   ----------   -------
EARNING ASSETS
     Money market investments:
      Federal funds sold                                     $        --   $        --       --%  $   29,171   $       84     1.16%
      Other                                                        1,977             2     0.48        1,898            3     0.66
     Investment securities (3):
      Taxable                                                  1,528,829        15,442     4.04    1,061,281       14,434     5.44
      Tax-exempt                                                 421,589         5,244     7.65      405,524        5,184     7.87
     Mortgage loans held for sale                                 37,307           441     4.73      138,275        2,022     5.85
     Loans:
      Commercial                                               2,920,584        38,701     5.40    3,256,707       46,214     5.84
      Real estate mortgage                                       491,028         7,147     5.82      587,692        9,313     6.34
      Direct consumer                                          1,040,543        14,750     5.70      857,422       14,633     6.92
      Indirect consumer                                          739,210        12,667     6.89      640,807       12,322     7.80
                                                             -----------   -----------            ----------   ----------
           Total earning assets(3)                             7,181,067        94,394     5.47    6,978,777      104,209     6.23
NONEARNING ASSETS
     Cash and due from banks                                     160,763                             171,491
     Bank premises and equipment                                 114,145                             116,264
     Investment security fair value adjustment                    47,041                              64,090
     Other nonearning assets                                     262,892                             238,294
     Allowance for loan losses                                  (125,637)                           (114,692)
                                                             -----------                          ----------
          Total assets                                       $ 7,640,271                          $7,454,224
                                                             ===========                          ==========

INTEREST-BEARING LIABILITIES
     Deposits:
      Interest-bearing demand                                $ 1,358,556   $     2,471     0.73    1,314,615        3,710     1.14
      Savings deposits                                         1,288,269         1,662     0.52    1,369,434        2,910     0.86
      Time deposits                                            1,955,036        12,318     2.53    2,316,693       18,417     3.22
     Short-term borrowings                                       508,252         1,272     1.00      214,786          620     1.17
     Long-term debt                                              938,677         8,343     3.57      690,122        7,046     4.13
                                                             -----------   -----------            ----------   ----------
          Total interest-bearing liabilities                   6,048,790        26,066     1.73    5,905,650       32,703     2.24
                                                                           -----------                         ----------
NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
     Noninterest-bearing demand                                  872,200                             851,929
     Other liabilities                                            75,116                              53,284
     Shareholders' equity                                        644,165                             643,361
                                                             -----------                          ----------
      Total liabilities and shareholders' equity             $ 7,640,271                          $7,454,224
                                                             ===========                          ==========
INTEREST SPREAD                                                            $    68,328     3.74%               $   71,506     3.99%
                                                                           ===========                         ==========
Contribution of net noninterest bearing sources of funds                                   0.27                               0.34
                                                                                         ------                               ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                         4.01%                              4.33%


(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,362,000 and 3,476,000 for the three months ended March 31, 2004 and 2003, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical for amortization of premiums and accretion of discounts.

The decrease in net interest margin from the first quarter of 2003 was due to declines in yields on all earning asset categories as a result of the lower interest rate environment as well as a mix shift in earning assets from loans to lower yielding securities. The decrease in earning asset yields from the first quarter of 2003 was partially offset by a 44 basis point decline in funding costs as the cost of all funding sources declined in the lower interest rate environment.

Net interest income decreased $3.2 million to $68.3 million in the first quarter of 2004 compared with $71.5 in the first quarter of 2003 as the aforementioned decline in the net interest margin more than offset a $202 million increase in average earning assets. Earning assets increased due to the full quarter effect of the $500 million expansion of the investment portfolio which began near the end of the first quarter of 2003. Citizens anticipates its net interest income in the second quarter of 2004 to be comparable with the first quarter of 2004 and expects net interest income to grow during the second half of 2004 due to a higher volume of earning assets.

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                        2004 Compared with 2003
                                     ----------------------------------
                                                 Increase (Decrease)
                                                  Due to Change in
Three Months Ended March 31,           Net       ----------------------
(in thousands)                       Change(1)   Rate (2)    Volume (2)
---------------------------------    ---------   --------    ----------
INTEREST INCOME
   Money market investments          $    (85)   $     (1)   $    (84)
   Investment securities:
     Taxable                            1,008      (4,319)      5,327
     Tax-exempt                            60        (141)        201
   Mortgage loans held for sale        (1,581)       (328)     (1,253)
   Loans:
     Commercial                        (7,513)     (3,387)     (4,126)
     Real estate                       (2,166)       (717)     (1,449)
     Direct consumer                      117      (1,942)      2,059
     Indirect consumer                    345      (1,413)      1,758
                                     --------    --------    --------
       Total                           (9,815)    (12,248)      2,433
                                     --------    --------    --------

INTEREST EXPENSE
   Deposits:

     Demand                            (1,239)     (1,359)        120
     Savings                           (1,248)     (1,032)       (216)
     Time                              (6,099)     (3,517)     (2,582)
   Short-term borrowings                  652         (93)        745
   Long-term debt                       1,297      (1,000)      2,297
                                     --------    --------    --------
       Total                           (6,637)     (7,001)        364
                                     --------    --------    --------
NET INTEREST INCOME                  $ (3,178)   $ (5,247)   $  2,069
                                     ========    ========    ========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Changes not solely due to changes in volume or rates have been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income in the first quarter of 2004 reflected unfavorable rate-related variances, partially offset by favorable volume-related variances. Favorable volume-related variances in the investment securities portfolio are attributable to the 2003 portfolio expansion program, and favorable volume variances in the direct and indirect consumer loan portfolios are due to loan growth. The favorable variances were partially offset by lower volumes of commercial and mortgage loans, and mortgage loans held for sale. Commercial loan volumes declined due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. Mortgage loan volumes declined due to continued refinance and repayment activity and our strategy to sell most new mortgage loan production into the secondary market. Favorable volume variances from lower deposit levels, primarily time deposits, were offset by unfavorable volume variances in short-term borrowings and long term debt. The unfavorable rate-related variances were due to lower yields on all asset categories as fixed rate loans and investment securities portfolios continued to reprice lower throughout 2003 and into the first quarter of 2004 due to the extended low interest rate environment. Lower yields on earning assets were only partially offset by lower funding costs. While the cost of all funding categories declined in the first quarter of 2004 compared with the same period of the prior year, interest expense on such interest-bearing funds declined less than interest income on earning assets. Interest expense declined less than interest income as more earning assets than interest-bearing liabilities matured or repriced in the twelve month period ended March 31, 2004. In addition, the cost of certain interest-bearing demand and savings deposits declined less than the decrease in earning asset yields as the cost of these funds approached practical lower limits.

NONINTEREST INCOME

Noninterest income for the quarter was $22.5 million, a decrease of $0.8 million or 3.3% compared with the first quarter of 2003. The decrease reflects a decline in mortgage income from a lower volume of mortgage loan originations and sales, partially offset by increases in deposit service charges, trust fees and other noninterest income. An analysis of the sources of noninterest income during the three months ended March 31, 2004 and 2003 is summarized in the table below.

                                                  Three Months Ended
NONINTEREST INCOME                                     March 31,          Change in 2004
                                                 --------------------    -----------------
(in thousands)                                     2004        2003       Amount   Percent
-----------------------------------              --------    --------    -------   -------
Service charges on deposit accounts              $  8,042    $  6,590    $ 1,452     22.0%
Trust fees                                          4,310       4,220         90      2.1
Mortgage and other loan income                      2,256       5,154     (2,898)   (56.2)
Brokerage and investment fees                       1,782       1,768         14      0.8
Bankcard fees                                         783         735         48      6.5
Investment securities gains                            --          48        (48)     N/M
Other, net                                          5,339       4,772        567     11.9
                                                 --------    --------    -------
     Total noninterest income                    $ 22,512    $ 23,287    $  (775)    (3.3)
                                                 ========    ========    =======

N/M - Not Meaningful

Deposit service charges increased due to higher overdraft fee income, a result of initiatives implemented throughout 2003. These initiatives included increased overdraft fees, a new overdraft monitoring system and fewer waived fees.

Trust fees increased as total trust assets under administration grew $395 million to $2.873 billion at March 31, 2004 compared with $2.478 billion at March 31, 2003. The increases in both trust fees and trust assets under administration were due to stronger financial markets and Citizens' new sales process implemented in January 2004, which is focused on relationship management and new business development strategies. On average, trust assets under administration were up $435 million in the first three months of 2004 compared to the same period in 2003.

Mortgage income decreased as mortgage origination volume decreased $244 million to $107 million due to lower refinance activity, and consequently, mortgage loan sales declined $235 million to $70 million. The majority of all new mortgage loan originations along with the related servicing are sold in the secondary market.

Other noninterest income increased due to gains from the sale of former branch and other bank premises in the first quarter of 2004. Citizens anticipates noninterest income in the second quarter of 2004 to be slightly higher than the first quarter level and expects noninterest income to increase in the second half of the year due to higher deposit service charges, mortgage income, trust fees and brokerage and investment fees.

NONINTEREST EXPENSE

Noninterest expense for the quarter was $60.5 million, an increase of $3.9 million compared to the first quarter of 2003. The increase was due to higher salaries and employee benefits, occupancy expense, data processing services, professional services and other noninterest expense, partially offset by lower equipment expense. An analysis of the components of noninterest expense during the three months ended March 31, 2004 and 2003 is summarized in the table below.

                                      Three Months Ended
NONINTEREST EXPENSE                        March 31,            Change in 2004
                                     --------------------    -------------------
(in thousands)                         2004        2003       Amount     Percent
--------------------------------     --------    --------    --------    -------
Salaries and employee benefits       $ 31,939    $ 30,112    $  1,827       6.1%
Occupancy                               5,342       4,695         647      13.8
Equipment                               3,642       4,169        (527)    (12.6)
Professional services                   3,928       3,708         220       5.9
Data processing services                3,646       3,316         330      10.0
Advertising and public relations        2,145       2,049          96       4.7
Postage and delivery                    1,556       1,678        (122)     (7.3)
Telephone                               1,534       1,175         359      30.6
Other loan fees                         1,129       1,142         (13)     (1.1)
Stationery and supplies                   842         895         (53)     (5.9)
Other, net                              4,831       3,642       1,189      32.6
                                     --------    --------    --------     -----
  Total noninterest expense          $ 60,534    $ 56,581    $  3,953       7.0
                                     ========    ========    ========     =====

Salaries and employee benefits increased due to higher salaries and recruiting-related incentives in Oakland County of $0.7 million and $0.6 million, respectively, and higher severance costs of $0.4 million. Normal merit and other compensation increases were largely offset by decreases resulting from a lower level of staff. Citizens had 2,302 full time equivalent employees at March 31, 2004, down from 2,415 at March 31, 2003.

Occupancy expense increased as a result of three factors. Building rent and other costs increased $0.2 million due to the January 2004 opening of a new branch and administrative office in Oakland County, the first location in connection with the expansion initiative. Building repair increased $0.2 million due to a change in Citizens' capitalization policy during the fourth quarter of 2003 incorporating higher capitalization thresholds on new expenditures. Other occupancy costs increased $0.2 million due to higher maintenance, energy and real estate tax expenses.

Equipment expense decreased $0.5 million while telephone expense increased $0.4 million due to reclassification of data transmission costs from equipment expense to telephone expense in connection with a new services contract. Professional services expense increased $0.2 million or 5.9% during the first quarter compared to the same quarter a year ago due in part to higher audit costs related to implementation of new control evaluation procedures to comply with section 404 of the Sarbanes-Oxley Act.

Data processing services increased due to processing costs related to the fourth quarter 2003 system implementation of the new trust and investment accounting systems and operations with SEI Investments and retirement services record keeping systems and operations with EPIC Advisors, Inc.

The major factors contributing to the increase in other noninterest expense were higher non-credit related losses of $0.5 million as a result of a loss recovery and an unusually low level of such losses in the first quarter of the prior year, increased travel and training costs of $0.2 million, and higher state taxes of $0.2 million. Noninterest expense in the second quarter of 2004 is anticipated to remain comparable to the first quarter level, and increase slightly in the second half of 2004 due to additional costs related to new locations in Oakland County.

INCOME TAXES

Income tax provision was $5.9 million in the first quarter of 2004 compared with an income tax provision of $4.2 million during the same period in 2003. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 25.2% for the first quarter of 2004 and 21.7% for the same period of 2003. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest and noninterest income and, to a lesser extent, other permanent income tax differences. The effective tax rate increased in the first quarter of 2004 compared to the same quarter of 2003 due to a higher ratio of taxable income to total income, attributable to the lower provision for loan losses.

LINES OF BUSINESS RESULTS

We monitor our financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Our business line results are divided into four major business segments:
Commercial Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 20 to the Consolidated Financial Statements of our 2003 Annual Report on Form 10-K and
Note 5 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

                                      Three Months Ended
                                            March 31,
(in thousands)                         2004        2003
------------------                   --------    --------
Commercial Banking                   $  6,765    $  5,667
Consumer Banking                       10,213       7,756
Wealth Management                          31         458
Other                                     434       1,177
                                     --------    --------
   Net income                        $ 17,443    $ 15,058
                                     ========    ========

COMMERCIAL BANKING

The increase in net income in the three month period ended March 31, 2004 was attributable to a decrease in the provision for loan losses, largely offset by declines in net interest income and noninterest income and higher operating expenses. The significant decline in the loan loss provision was due to lower net charge-offs, fewer commercial loan risk rating downgrades and improving non-performing asset levels. Net loan charge-offs in Commercial Banking declined to $4.6 million in the first quarter of 2004 compared with $12.5 million in the same period of 2003 due to a single credit charge-off of $11.5 million in 2003. Net interest income declined in the three month period ended March 31, 2004 as a result of lower average commercial loan balances due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. The decline in loans occurred in most markets with the exception of Southeast Michigan, including Oakland County, which experienced moderate growth. Noninterest income declined due to lower deposit service charges and cash management fees as certain commercial account relationships were transferred from Commercial Banking to Consumer Banking beginning in the second quarter of 2003, based upon the client's assigned office. Noninterest expense increased primarily due to higher compensation costs as a result of an increase in commercial banking staff, lower deferred origination-related compensation and higher recruiting-related incentives in Oakland County and other markets.

CONSUMER BANKING

The increase in net income for the three months ended March 31, 2004 was due to an increase in net interest income, a lower provision for loan losses and lower noninterest expense. Net interest income increased due to a lower cost of funds as a result of the low interest rate environment and higher loan volumes from growth in home equity and indirect consumer loans. The decrease in the provision for loan losses reflected a reduced level of net loan charge-offs. Noninterest income was essentially flat compared with 2003. A decline in mortgage income from lower refinance activity was offset by an increase in deposit service charges from higher overdraft fee income and additional account relationships transferred from Commercial Banking, and $0.6 million in gains from the sale of former branch and other bank premises. Noninterest expense declined slightly as increased advertising expense was more than offset by lower compensation, equipment and other expenses.

WEALTH MANAGEMENT

The decline in net income for the three month period ended March 31, 2004 was due to an increase in noninterest expense partially offset by increases in noninterest income and net interest income. Noninterest expense increased due to higher incentive-based compensation and increased data processing and professional services costs related to implementation of the new trust and investment accounting systems and operations with SEI Investments and retirement services recordkeeping systems and operations with EPIC Advisors, Inc. Noninterest income increased due to higher trust and brokerage fees.

OTHER

Net income in the three month period ended March 31, 2004 declined due to higher noninterest expense and lower noninterest income, partially offset by increased net interest income. Net interest income increased as a result of higher average balances on investment securities due to the expansion of the investment portfolio beginning near the end of the first quarter of 2003. Noninterest expense increased due to higher non-credit related losses as a result of a loss recovery and an unusually low level of such losses in the prior year period, increased professional services expense, higher state taxes and lower allocated costs to the other lines of business.

FINANCIAL CONDITION

Citizens' total assets at March 31, 2004 were $7.692 billion, a decrease of $19 million or 0.2% compared with December 31, 2003. Total assets declined due to a decrease in portfolio loans and mortgage loans held for sale, offset in part by higher investment securities balances. Portfolio loans decreased $45.8 million or 0.9% compared with December 31, 2003. The decline in loans reflected a decrease in commercial and mortgage loans, partially offset by higher consumer loans. Total deposits at March 31, 2004 increased $18.7 million or 0.3% compared with December 31, 2003 as both interest-bearing and noninterest-bearing deposits increased.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 27.2% of average earning assets during the first three months of 2004 compared with 21.5% for the same period of 2003, a $454.5 million increase from the prior year average levels. The increase was due to purchases of securities beginning in March 2003, when Citizens implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. In accordance with the plan, we purchased approximately $500 million of mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. The purchases were funded with cash flow from loan repayments, runoff of investments and short- and medium-term borrowings.

PORTFOLIO LOANS

Portfolio loans decreased $45.8 million or 0.9% at March 31, 2004 compared with December 31, 2003. Commercial loans declined $89.3 million compared with December 31, 2003 due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. The decline occurred in most of our markets, with the exception of Southeast Michigan including Oakland County, which experienced moderate growth. Consumer loans, excluding mortgage loans, increased $63.8 million compared with December 31, 2003. Home equity loans increased $64.3 million due to the success of two first quarter promotional campaigns while indirect and other direct loan balances remained relatively flat. Mortgage loans declined $6.9 million compared with December 31, 2003. Mortgage loans declined due to continued loan refinance and repayment activity and our strategy to sell most new mortgage loan production into the secondary market. Average total portfolio loans declined by $152 million, or 2.8%, for the first quarter of 2004 compared to the same period in 2003 due to declines in commercial and mortgage loans, partially offset by increases in direct and indirect consumer loans.

Growth in consumer loans is anticipated to continue during the remainder of 2004 led by strong growth in home equity loans and more moderate growth in indirect loans, primarily marine and recreational vehicle loans, consistent with the trend in consumer loan growth over the past twelve months. Mortgage loans are expected to continue to decline due to normal refinance and repayment activity combined with our strategy to sell most new mortgage loan production. The decline in commercial loans experienced during the first quarter of 2004 is anticipated to moderate during the second quarter as growth in our Oakland County market begins to offset declines in other markets. Commercial loans are anticipated to increase during the second half of the year due to higher demand and stronger sales efforts with growth expected in Oakland County and other markets.

At March 31, 2004 and 2003, $46.8 million and $125.5 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003 and were $0.2 million at March 31, 2003.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale were $37.2 million at March 31, 2004, down $7.5 million compared with December 31, 2003 and $90.9 million from March 31, 2003. These balances generally track the level of originations, as we sell most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. Closed mortgage volume declined to $107 million compared with $351 million in the first quarter of 2003 as mortgage rates moved higher and slowed refinance activity early in the first quarter of 2004. Average mortgage loans held for sale during the first three months of 2004 comprised 0.5% of average earning assets compared with 2.0% during the same period in 2003. Mortgage loans held for sale are accounted for on the lower of cost or market basis.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience during the three months ended March 31, 2004 and 2003 is provided below.

                                                                                   Three Months Ended
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                                                    March 31,
                                                                                 ------------------------
(in thousands)                                                                       2004          2003
--------------                                                                   ----------    ----------
Allowance for loan losses - beginning of period                                  $  123,545    $  106,777
Provision for loan losses                                                             7,000        18,992
Charge-offs:
  Commercial                                                                          5,703        14,133
  Commercial real estate                                                              1,151           955
  Small business                                                                        218           264
                                                                                 ----------    ----------
    Total commercial                                                                  7,072        15,352
  Real estate mortgage                                                                  193           625
  Consumer - Direct                                                                   1,630         1,748
  Consumer - Indirect                                                                 1,891         2,511
                                                                                 ----------    ----------
      Total charge-offs                                                              10,786        20,236
                                                                                 ----------    ----------
Recoveries:
  Commercial                                                                          2,332         2,032
  Commercial real estate                                                                432           465
  Small business                                                                         17           362
                                                                                 ----------    ----------
    Total commercial                                                                  2,781         2,859
  Real estate mortgage                                                                   13             1
  Consumer - Direct                                                                     438           439
  Consumer - Indirect                                                                   712           863
                                                                                 ----------    ----------
    Total recoveries                                                                  3,944         4,162
                                                                                 ----------    ----------
Net charge-offs                                                                       6,842        16,074
                                                                                 ----------    ----------
Allowance for loan losses - end of period                                        $  123,703    $  109,695
                                                                                 ==========    ==========

Portfolio loans outstanding at period end (1)                                    $5,199,911    $5,302,603
Average portfolio loans outstanding during period (1)                             5,191,364     5,342,628
Allowance for loan losses as a percentage of portfolio loans                           2.38%         2.07%
Ratio of net charge-offs during period to average portfolio loans (annualized)         0.53          1.20
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)             4.5x          1.7x

-----------------
(1) Balances exclude mortgage loans held for sale.

Net charge-offs declined to $6.8 million in the first quarter of 2004 compared with $16.1 million in the same quarter a year ago. The significant decline in net charge-offs compared with the first quarter of the prior year is largely due to an $11.5 million charge-off on a single commercial credit in the first quarter of 2003. Net charge-offs on mortgage loans declined due to a $0.6 million charge-off in connection with the sale of $2.8 million of nonperforming residential mortgage loans at a discount in March 2003.

The provision for loan losses declined to $7.0 million compared with $19.0 million in the same quarter of 2003. The decline in the provision for loan losses reflects the lower level of net charge-offs, a reduction in nonperforming assets and fewer risk rating downgrades on commercial credits during the quarter. Citizens expects both net charge-offs and provision expense to be lower in the second quarter than in the first quarter of 2004 due to anticipated lower commercial loan net charge-offs.

The allowance for loan losses represents our estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments and is maintained at a level management considers to be adequate to absorb probable loan losses identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Our evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates, and general economic factors, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. While we continue to enhance our loan loss allocation model and risk rating process, we have not substantively changed our overall approach in the determination of the allowance for loan losses in 2004 from 2003. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and an unallocated allowance. This methodology is discussed in our 2003 Annual Report on Form 10-K.

The allowance for loan losses totaled $123.7 million or 2.38% of loans at March 31, 2004, consistent with the December 31, 2003 level of $123.5 million or 2.36% of loans. At March 31, 2004, the allowance allocated to specific commercial and commercial real estate credits was $20.0 million compared with $18.3 million at December 31, 2003. The increase is primarily attributable to an allowance established to cover a potential downgrade of a specific portfolio of agricultural credits located in our Southwest Wisconsin market region. Criticized and classified credits (i.e., those internally risk rated 7 - special mention, 8 - substandard or 9 - doubtful) subject to specific reserves were essentially unchanged at $66.8 million at March 31, 2004 compared with $66.7 million at December 31, 2003.

The total formula risk-allocated allowance was $85.0 million at March 31, 2004, down from $89.5 million at December 31, 2003. The amount allocated to commercial and commercial real estate loans, including construction loans, decreased to $64.4 million at March 31, 2004 from $69.7 million at December 31, 2003. The decrease reflected a lower level of nonperforming assets in these categories. The risk-allocated allowance for residential real estate loans increased to $5.1 million at March 31, 2004 compared with $4.7 million at December 31, 2003, reflecting a higher loss allocation factor applied to the mortgage portfolio. The risk-allocated allowance for consumer loans, excluding mortgage loans, increased to $15.5 million at March 31, 2004 compared with $15.1 million at December 31, 2003. The increase in the risk-allocated allowance for consumer loans was due to growth in home equity loans.

The unallocated allowance increased to $18.7 million at March 31, 2004, from $15.7 million at December 31, 2003. The unallocated portion of the allowance is maintained to address the uncertainty relating to factors affecting the determination of probable losses inherent in the loan portfolio that may not have yet manifested themselves in our specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions and changes in the composition of our portfolio.

The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. The methods we use to determine the provision for loan losses and the factors we consider are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report on Form 10-K.

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and repossessed assets, primarily real estate. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of March 31, 2004, December 31, 2003 and March 31, 2003.

NONPERFORMING ASSETS
                                                                     MARCH 31,   December 31,  March 31,
(in thousands)                                                         2004         2003         2003
--------------                                                       -------      -------      -------
Nonperforming Loans
  Nonaccrual Commercial:
    Commercial                                                       $24,359      $37,171      $49,275
    Commercial real estate                                            15,310       16,385       20,433
    Small business                                                     2,052        1,603        1,459
                                                                     -------      -------      -------
      Total commercial                                                41,721       55,159       71,167
  Nonaccrual Consumer:
    Direct                                                             3,471        3,177        3,416
    Indirect                                                           1,087        1,247        1,646
                                                                     -------      -------      -------
      Total consumer                                                   4,558        4,424        5,062
  Nonaccrual Mortgage                                                  8,286        9,161        7,878
                                                                     -------      -------      -------
      Total nonaccrual loans                                          54,565       68,744       84,107
  Loans 90 days past due and still accruing                              201          345          990
  Restructured loans                                                      52           --           --
                                                                     -------      -------      -------
      Total nonperforming loans                                       54,818       69,089       85,097
Other Repossessed Assets Acquired (ORAA)                               7,592        7,943        8,226
                                                                     -------      -------      -------
      Total nonperforming assets                                     $62,410      $77,032      $93,323
                                                                     =======      =======      =======

Nonperforming assets as a percent of portfolio loans plus ORAA (1)      1.20%        1.47%        1.76%
Nonperforming assets as a percent of total assets                       0.81         1.00         1.20
Allowance for loan loss as a percent of nonperforming loans           225.66       178.82       128.91
Allowance for loan loss as a percent of nonperforming assets          198.21       160.38       117.54

(1) Portfolio loans exclude mortgage loans held for sale.

The level of nonperforming commercial loans at March 31, 2004 declined as Citizens sold one of its two largest nonperforming assets and received a significant cash payment on the other during the first quarter of 2004, reducing nonperforming assets by a total of $8.4 million on these two credits alone. In addition, exposures on various other nonperforming assets were reduced, recovered, or paid current by the borrower. Changes in nonperforming loans are reflected in the allowance for loan losses through specific and risk allocated allowances. As of March 31, 2004, the total allocated allowance for nonaccrual commercial loans was approximately $5.6 million compared with $7.6 million at December 31, 2003.

In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of March 31, 2004, such loans amounted to $183.5 million, or 3.5% of total portfolio loans, compared with $189.8 million, or 3.6%, of total portfolio loans as of December 31, 2003. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Some of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at March 31, 2004 and 2003 as well as their effect on interest income for the first quarter of 2004 and 2003 follows:

IMPAIRED LOAN INFORMATION                                             Valuation Reserve
                                                                      -----------------
(in thousands)                                      2004      2003      2004      2003
--------------                                    -------   -------   -------   -------
Balances - March 31,
  Impaired loans with valuation reserve           $45,500   $48,744   $16,413   $16,318
  Impaired loans with no valuation reserve         21,750    37,937        --        --
                                                  -------   -------   -------   -------
    Total impaired loans                          $67,250   $86,681   $16,413   $16,318
                                                  =======   =======   =======   =======

  Impaired loans on nonaccrual basis              $41,772   $71,167   $ 4,217   $ 9,411
  Impaired loans on accrual basis                  25,478    15,514    12,196     6,907
                                                  -------   -------   -------   -------
    Total impaired loans                          $67,250   $86,681   $16,413   $16,318
                                                  =======   =======   =======   =======

Average balance for the quarter                   $69,479   $81,597
Interest income recognized for the quarter            292       161
Cash collected applied to outstanding principal       438       696

DEPOSITS

Total deposits increased $19 million or 0.3% to $5.461 billion at March 31, 2004 compared with $5.442 billion at December 31, 2003, as a result of several deposit promotional campaigns during the first quarter. However, average deposits declined $379 million, or 6.5%, in the first three months of 2004 compared to the same period in 2003 due to a lower level of time deposits, and to a lesser extent, lower savings deposits, reflecting our less aggressive pricing posture during the low interest rate environment.

We gather deposits primarily within our local markets and have not traditionally relied on brokered or out of market purchased deposits for any significant portion of our funding. At March 31, 2004, we had approximately $145 million in brokered deposits, down from $159 million at December 31, 2003. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, we had approximately $492 million of time deposits greater than $100,000, up $32 million compared with December 31, 2003. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from our local markets. We continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised primarily of federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, FHLB advances and Treasury Tax and Loan notes. As of March 31, 2004, short-term borrowed funds totaled $559.4 million, a decrease of $72.3 million or 11.4% compared with December 31, 2003. For the three months ending March 31, 2004, average short-term borrowed funds totaled $508.3 million, an increase of $293.5 million, or 136.6% from the same period of 2003. The increased short-term borrowings provided funding to support expansion of the investment portfolio, which commenced in the first quarter of 2003, and to a lesser extent partially offset a decrease in average deposits.

Long-term debt consists almost entirely of advances from the Federal Home Loan Bank ("FHLB") to our subsidiary banks, and subordinated notes issued by our holding company parent. Average long-term debt totaled $938.7 million for the first three months of 2004, an increase of $248.6 million or 36.0% compared with the same period in 2003. The increases resulted from the issuance of $125 million of subordinated debt in the first quarter of 2003, $25 million of junior subordinated debentures in the second quarter of 2003, and increases in FHLB advances. The $125 million of subordinated debt and the $25 million of junior subordinated debentures qualify as Tier II and Tier I capital, respectively, for regulatory risk-based capital purposes and were issued to improve liquidity and risk-based capital ratios. The increase in FHLB advances provided funding to support the expansion of the investment portfolio and the decline in deposits during 2003. For further information on the two subordinated debt issuances, refer to Note 12 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position, which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well capitalized" standards and all of our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of March 31, 2004, December 31, 2003 and March 31, 2003 are presented below.

CAPITAL RATIOS              Regulatory
                            Minimum For
                              "Well        MARCH 31,     December 31,    March 31,
                           Capitalized"      2004           2003           2003
                           ------------    --------      -----------     --------
Risk based capital:
  Tier I                       6.0%          10.3%           9.8%           9.2%
  Total capital               10.0           13.8           13.2           12.6
Tier I leverage                5.0            7.8            7.5            7.2

Shareholders' equity at March 31, 2004 was $654.2 million, compared with $635.2 million at December 31, 2003 and $640.4 million as of March 31, 2003. Book value per common share at March 31, 2004, December 31, 2003 and March 31, 2003 was $15.09, $14.69 and $14.79, respectively. We declared and paid cash dividends of $0.285 per share in the first quarter of 2004, the same as we declared and paid in the first quarter of 2003. Shareholders' equity increased as net income exceeded cash dividends and the capital requirements of our share repurchase program. During the first quarter of 2004, we purchased a total of 101,800 shares for $3.4 million. Information regarding the Company's share repurchase program is set forth later in this report under Part II, Item 2 "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2003 Annual Report on Form 10-K. In the first quarter of 2004, we entered into long term leases on new branch and administrative offices in Oakland County with minimum annual lease commitments of approximately $1.0 million and total lease commitments over the life of the contracts of approximately $10.4 million under the non-cancelable operating leases for these facilities. Except for these new leases and as described elsewhere in this Report on Form 10-Q, there have been no material changes to those obligations or arrangements outside the ordinary course of business during the most recent quarter.

LIQUIDITY AND DEBT CAPACITY

We monitor and manage our liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. We manage the liquidity of our parent company to pay dividends to shareholders, service debt, invest in subsidiaries and to satisfy other operating requirements. We manage the liquidity of our subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities.

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

The primary sources of liquidity for the parent company are dividends and returns on investment in its subsidiaries. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as a member bank of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. At March 31, 2004, the banking subsidiaries could distribute to Citizens approximately $35.5 million in dividends without regulatory approval.

An additional source of liquidity is the ability of our parent company to borrow funds on both a short-term and long-term basis. Our parent company maintains a $50 million short-term revolving credit facility with two unaffiliated banks. As of March 31, 2004, we had no outstanding balance under this credit facility. The current facility will mature in August 2004 and is expected to be renewed at that time. The credit agreement also requires Citizens to maintain certain financial covenants related to asset quality and capital levels. We were in full compliance with all debt covenants as of March 31, 2004.

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

Our Oakland County branch expansion plan will pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. We anticipate that through a combination of wholesale funding and deposit generation of both the new Oakland County branches and the existing branch network, we will be able to fund all aspects of the expansion plan. In addition, the announced sale of the Illinois Bank that is expected to close in the third quarter of 2004, is anticipated to have a neutral to slightly positive impact on liquidity.

We also have contingent letter of credit commitments that may impact liquidity. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements in connection with them. Further information on these commitments is presented in Note 10 to the Consolidated Financial Statements in this report. We have sufficient liquidity and capital resources to meet presently known short and long-term cash flow requirements.

INTEREST RATE RISK

Interest rate risk arises when the repricing structures of our assets and liabilities differ significantly. Interest rate risk can result from a mismatch in the timing of the repricing of assets and liabilities, option risk which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and when those market rates change by different amounts. Many assets and liabilities contain embedded options which allow customers, and entities associated with our investments and wholesale funding, the opportunity to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Our Asset / Liability Committee (ALCO) monitors asset, liability, and off-balance-sheet portfolios to ensure comprehensive management of interest rate risk. The Asset / Liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity, commonly referred to as repricing "GAP," as of March 31, 2004 and 2003 is illustrated in the table on the following page.

INTEREST RATE SENSITIVITY                                                              TOTAL
                                                     1-90       91-180     181-365     WITHIN        1-5        Over
(dollars in millions)                                Days        Days       Days       1 YEAR       Years     5 Years       Total
------------------------------------------------  ---------   --------    --------    --------    --------    --------    --------
MARCH 31, 2004
RATE SENSITIVE ASSETS (1)
  Portfolio loans (2)                             $ 2,502.2   $  257.9    $  454.0    $3,214.1    $1,726.0    $  259.8    $5,199.9
  Mortgage loans held for sale                         37.2         --          --        37.2          --          --        37.2
  Investment securities                               177.0       97.8       296.6       571.4       946.1       521.9     2,039.4
  Short-term investments                                1.3         --          --         1.3          --          --         1.3
                                                  ---------   --------    --------    --------    --------    --------    --------
    Total                                         $ 2,717.7   $  355.7    $  750.6    $3,824.0    $2,672.1    $  781.7    $7,277.8
                                                  =========   ========    ========    ========    ========    ========    ========

RATE SENSITIVE LIABILITIES
  Deposits (3)                                    $ 1,261.1   $  579.5    $  755.5    $2,596.1    $1,744.0    $  229.5    $4,569.6
  Other interest bearing liabilities                  559.6       25.0       120.8       705.4       358.8       436.3     1,500.5
                                                  ---------   --------    --------    --------    --------    --------    --------
    Total                                         $ 1,820.7   $  604.5    $  876.3    $3,301.5    $2,102.8    $  665.8    $6,070.1
                                                  =========   ========    ========    ========    ========    ========    ========

Period GAP (4)                                    $   897.0   $ (248.8)   $ (125.7)   $  522.5    $  569.3    $  115.9    $1,207.7
Cumulative GAP                                        897.0      648.2       522.5                 1,091.8     1,207.7
Cumulative GAP to Total Assets                        11.66%      8.43%       6.79%       6.79%      14.19%      15.70%      15.70%

Multiple of Rate Sensitive Assets to Liabilities       1.49       0.59        0.86        1.16        1.27        1.17        1.20

MARCH 31, 2003
RATE SENSITIVE ASSETS (1)
  Portfolio loans (2)                             $ 2,597.8   $  162.0    $  334.8    $3,094.6    $1,564.9    $  643.1    $5,302.6
  Mortgage loans held for sale                        128.1         --          --       128.1          --          --       128.1
  Investment securities                               170.4      128.4       260.7       559.5       704.2       588.9     1,852.6
  Short-term investments                                1.1         --          --         1.1          --          --         1.1
                                                  ---------   --------    --------    --------    --------    --------    --------
    Total                                         $ 2,897.4   $  290.4    $  595.5    $3,783.3    $2,269.1    $1,232.0    $7,284.4
                                                  =========   ========    ========    ========    ========    ========    ========

RATE SENSITIVE LIABILITIES
  Deposits (3)                                    $   650.7   $  562.3    $  905.7    $2,118.7    $2,255.8    $  567.5    $4,942.0
  Other interest bearing liabilities                  598.5        0.1         0.4       599.0       210.5       414.5     1,224.0
                                                  ---------   --------    --------    --------    --------    --------    --------
    Total                                         $ 1,249.2   $  562.4    $  906.1    $2,717.7    $2,466.3    $  982.0    $6,166.0
                                                  =========   ========    ========    ========    ========    ========    ========

Period GAP (4)                                    $ 1,648.2   $ (272.0)   $ (310.6)   $1,065.6    $ (197.2)   $  250.0    $1,118.4
Cumulative GAP                                      1,648.2    1,376.2     1,065.6                   868.4     1,118.4
Cumulative GAP to Total Assets                        21.23%     17.72%      13.72%      13.72%      11.18%      14.40%      14.40%

Multiple of Rate Sensitive Assets to Liabilities       2.32       0.52        0.66        1.39        0.92        1.25        1.18

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)  Balances exclude mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits of $1.170 billion and $715 million in 2004 and 2003, respectively, in the less than one year category, and $1.441 billion and $1.981 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)  GAP is the excess of rate sensitive assets (liabilities).

As shown in the table above, as of March 31, 2004, rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $522.5 million, compared with $1.066 billion as of March 31, 2003. These results suggest an interest rate risk position which is not significantly mismatched; however, embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Because of these limitations, we use income simulation modeling to evaluate the impact of market interest rate changes on the company's net interest income.

We may, from time-to-time, use derivative contracts to help manage or hedge our exposure to interest rate risk and to market value risk in conjunction with our mortgage banking operations. We currently use interest rate swaps, mortgage loan commitments and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the "counter-party") to exchange interest payment streams based upon an assumed principal amount (the "notional amount"). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change. Further discussion of derivative instruments is included in Notes 1 and 18 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K and in Note 8 to the Consolidated Financial Statements presented in this report.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes us to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, we enter into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments and the related commitments to fund residential mortgage loan applications at specific rates are considered derivatives under SFAS 133. Our practice to hedge our market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of March 31, 2004, we had forward commitments to sell mortgage loans of $52 million.

We performed simulations as of March 31, 2004 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming limited changes to balance sheet levels over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income is expected to be lower by 0.5% and 1.6%, respectively, of what it would be if rates were to remain at March 31, 2004 levels. An immediate 50 basis point parallel decline in market rates is expected to reduce net interest income over the following 12 months by 1.3% of what it would be if rates remain constant over the entire time period at March 31, 2004 levels. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of these or other factors, could produce different results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2003 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                        Total Number of          Maximum Number of
                                                                      Shares Purchased as       Shares that May Yet
                                                                       Part of Publicly         Be Purchased Under
                         Total Number of        Average Price Paid    Announced Plans or       The Plans or Programs
Period                   Shares Purchased           Per Share              Programs                     (a)
--------------           ----------------       ------------------    --------------------     ----------------------
January 2004                 15,000                  $32.93                 15,000                   3,239,600
February 2004                35,000                   33.21                 35,000                   3,204,600
March 2004                   51,800                   33.41                 51,800                   3,152,800
                            -------                  ------                -------
Total                       101,800                  $33.27                101,800                   3,152,800

(a) In October 2001, our Board of Directors approved the repurchase of up to 3,000,000 shares of our common stock from time to time in the market and in October 2003, the Board approved the repurchase of an additional 3,000,000 shares. There is no expiration date for the repurchase program. As of March 31, 2004, a total of 2,847,200 shares of common stock had been repurchased at an average price of $28.46 pursuant to this program. The purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

     32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act

(b)  Report on Form 8-K

     A report on Form 8-K, dated January 15, 2004, was filed under Items 7 and 12 on January 15, 2004, announcing Citizens' results of operations for the three and twelve month periods ended December 31, 2003. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION

Date: May 7, 2004                        By /s/ Charles D. Christy
                                            ------------------------------------
                                            Charles D. Christy
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                              duly authorized officer)

                                            /s/ Daniel E. Bekemeier
                                            ------------------------------------
                                            Daniel E. Bekemeier
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------  -------------------------------------------------------------------
  31.1       Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
             of the Securities Exchange Act of 1934

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

  32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934