Form 10-Q
period 2004-06-30
CITIZENS BANKING CORP
filed 2004-08-06
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                38-2378932
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

    328 S. Saginaw St., Flint, Michigan                     48502
 (Address of principal executive offices)                (Zip Code)

                                 (810) 766-7500
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                  |X| Yes | | No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  |X| Yes | | No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at July 30, 2004
              -----                              ----------------------------
     Common Stock, No Par Value                         43,256,145 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements...................................................     3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................    14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................    33

     Item 4 - Controls and Procedures.............................................................    33

PART II - OTHER INFORMATION

     Item 2 -Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....    34

     Item 4 -Submission of Matters to a Vote of Security Holders..................................    34

     Item 6 -Exhibits and Reports on Form 8-K.....................................................    34

SIGNATURES........................................................................................    35

EXHIBIT INDEX.....................................................................................    36

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                                      JUNE 30,          December 31,
(in thousands)                                                                                          2004                2003
                                                                                                    -----------         -----------
                                                                                                    (UNAUDITED)            (Note 1)
ASSETS
  Cash and due from banks                                                                           $   173,117         $   182,545
  Interest-bearing deposits with banks                                                                    2,169               2,223
  Investment Securities:
    Available-for-Sale:
      U.S. Treasury and federal agency securities                                                     1,452,159           1,452,582
      State and municipal securities                                                                    410,635             437,003
      Other securities                                                                                   70,763              75,616
    Held-to-maturity:
      State and municipal securities (fair value of $41,232 and $19,913, respectively)                   42,523              19,857
                                                                                                    -----------         -----------
        Total investment securities                                                                   1,976,080           1,985,058
  Mortgage loans held for sale                                                                           36,994              44,677
  Loans:
    Commercial                                                                                        2,785,733           2,885,868
    Real estate construction                                                                            175,948             192,759
    Real estate mortgage                                                                                396,094             402,910
    Consumer                                                                                          1,932,303           1,764,165
                                                                                                    -----------         -----------
        Total loans                                                                                   5,290,078           5,245,702
    Less: Allowance for loan losses                                                                    (123,805)           (123,545)
                                                                                                    -----------         -----------
        Net loans                                                                                     5,166,273           5,122,157
  Premises and equipment                                                                                118,675             112,784
  Goodwill                                                                                               54,785              54,785
  Other intangible assets                                                                                15,482              16,932
  Bank owned life insurance                                                                              81,452              80,461
  Other assets                                                                                          122,880             109,448
                                                                                                    -----------         -----------
TOTAL ASSETS                                                                                        $ 7,747,907         $ 7,711,070
                                                                                                    ===========         ===========

LIABILITIES
  Noninterest-bearing deposits                                                                      $   919,924         $   882,429
  Interest-bearing deposits                                                                           4,441,510           4,559,838
                                                                                                    -----------         -----------
      Total deposits                                                                                  5,361,434           5,442,267
  Federal funds purchased and securities sold
    under agreements to repurchase                                                                      700,279             588,593
  Other short-term borrowings                                                                            47,641              43,077
  Other liabilities                                                                                      79,415              65,112
  Long-term debt                                                                                        931,390             936,859
                                                                                                    -----------         -----------
      Total liabilities                                                                               7,120,159           7,075,908

SHAREHOLDERS' EQUITY
  Preferred stock - no par value                                                                             --                  --
  Common stock - no par value                                                                            99,333             100,314
  Retained earnings                                                                                     523,581             512,045
  Accumulated other comprehensive income                                                                  4,834              22,803
                                                                                                    -----------         -----------
      Total shareholders' equity                                                                        627,748             635,162
                                                                                                    -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $ 7,747,907         $ 7,711,070
                                                                                                    ===========         ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
(in thousands, except per share amounts)                          2004             2003            2004             2003
                                                               ----------       ----------      ----------       ----------
INTEREST INCOME
  Interest and fees on loans                                   $   74,073       $   82,519      $  147,779       $  167,023
  Interest and dividends on investment securities:
    Taxable                                                        16,021           17,107          31,463           31,541
    Tax-exempt                                                      5,279            5,045          10,523           10,229
  Money market investments                                              2               12               4               99
                                                               ----------       ----------      ----------       ----------
      Total interest income                                        95,375          104,683         189,769          208,892
                                                               ----------       ----------      ----------       ----------
INTEREST EXPENSE
  Deposits                                                         15,892           22,522          32,343           47,559
  Short-term borrowings                                             1,798            1,414           3,070            2,034
  Long-term debt                                                    8,467            7,827          16,810           14,873
                                                               ----------       ----------      ----------       ----------
      Total interest expense                                       26,157           31,763          52,223           64,466
                                                               ----------       ----------      ----------       ----------
NET INTEREST INCOME                                                69,218           72,920         137,546          144,426
Provision for loan losses                                           4,500           25,650          11,500           44,642
                                                               ----------       ----------      ----------       ----------
      Net interest income after provision for loan losses          64,718           47,270         126,046           99,784
                                                               ----------       ----------      ----------       ----------
NONINTEREST INCOME
  Service charges on deposit accounts                               9,069            7,549          17,111           14,139
  Trust fees                                                        4,528            4,324           8,838            8,544
  Mortgage and other loan income                                    3,047            5,409           5,303           10,563
  Brokerage and investment fees                                     2,651            1,914           4,433            3,682
  Bankcard fees                                                       911              814           1,694            1,549
  Other                                                             4,650            4,826           9,989            9,598
                                                               ----------       ----------      ----------       ----------
      Total fees and other income                                  24,856           24,836          47,368           48,075
  Investment securities (losses) gains                             (2,053)              11          (2,053)              59
                                                               ----------       ----------      ----------       ----------
      Total noninterest income                                     22,803           24,847          45,315           48,134
NONINTEREST EXPENSE
  Salaries and employee benefits                                   33,185           31,400          65,124           61,512
  Occupancy                                                         4,922            4,314          10,264            9,009
  Professional services                                             4,281            3,959           8,209            7,667
  Equipment                                                         3,668            3,869           7,310            8,038
  Data processing services                                          3,440            3,058           7,086            6,374
  Advertising and public relations                                  2,038              623           4,183            2,672
  Postage and delivery                                              1,862            1,683           3,418            3,361
  Telephone                                                         1,451            1,135           2,985            2,310
  Other loan fees                                                   1,631            1,146           2,760            2,287
  Stationery and supplies                                             916              873           1,758            1,768
  Other                                                             4,749            4,301           9,580            7,944
                                                               ----------       ----------      ----------       ----------
      Total noninterest expense                                    62,143           56,361         122,677          112,942
                                                               ----------       ----------      ----------       ----------
INCOME BEFORE INCOME TAXES                                         25,378           15,756          48,684           34,976
Income tax provision                                                6,656            2,542          12,519            6,704
                                                               ----------       ----------      ----------       ----------
NET INCOME                                                     $   18,722       $   13,214      $   36,165       $   28,272
                                                               ==========       ==========      ==========       ==========
NET INCOME PER SHARE:
  Basic                                                              0.43             0.30      $     0.83       $     0.65
  Diluted                                                            0.43             0.30            0.83             0.65
CASH DIVIDENDS DECLARED PER SHARE                                   0.285            0.285           0.570            0.570
AVERAGE SHARES OUTSTANDING:
  Basic                                                            43,292           43,248          43,303           43,376
  Diluted                                                          43,752           43,478          43,806           43,612

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                                     Accumulated
                                                                                                        Other
                                                                       Common          Retained     Comprehensive
(in thousands except per share amounts)                                 Stock          Earnings         Income           Total
                                                                     ----------       ----------    -------------     ----------
BALANCE - JUNE 30, 2003                                                 101,723          499,044          38,401         639,168
  Comprehensive income:
    Net income                                                                            19,605                          19,605
    Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(5,974)                                                                    (11,095)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $15                                                              (27)
      Net change in unrealized gain on cash flow hedges                                                      122         (11,000)
                                                                                                      ----------      ----------
        Total comprehensive income                                                                                         8,605
  Exercise of stock options, net of shares purchased                        622                                              622
  Shares acquired for retirement                                         (1,951)                                          (1,951)
  Net change in deferred compensation, net of tax effect                     31                                               31
  Cash dividends - $0.285 per share                                                      (12,331)                        (12,331)
                                                                     ----------       ----------      ----------      ----------
BALANCE - SEPTEMBER 30, 2003                                            100,425          506,318          27,401         634,144
  Comprehensive income:
    Net income                                                                            18,074                          18,074
    Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(2,784)                                                                     (5,171)
      Less: Reclassification adjustment for net gains included
        in net income, net of tax effect of $1                                                                (1)
      Net change in unrealized gain on cash flow hedges, net of
        tax effect of $280                                                                                   398
      Minimum pension liability, net of tax effect of $95                                                    176          (4,598)
                                                                                                      ----------      ----------
          Total comprehensive income                                                                                      13,476
  Tax benefit on non-qualified stock options                              2,500                                            2,500
  Exercise of stock options, net of shares purchased                      2,293                                            2,293
  Shares acquired for retirement                                         (5,144)                                          (5,144)
  Net change in deferred compensation, net of tax effect                    240                                              240
  Cash dividends - $0.285 per share                                                      (12,347)                        (12,347)
                                                                     ----------       ----------      ----------      ----------
BALANCE - DECEMBER 31, 2003                                             100,314          512,045          22,803         635,162
  Comprehensive income:
    Net income                                                                            17,443                          17,443
    Other comprehensive income:
      Net unrealized gain on securities available-for-sale,
        net of tax effect of $7,227                                                                       13,422
      Net change in unrealized loss on cash flow hedges, net of
        tax effect of $(90)                                                                                 (168)         13,254
                                                                                                      ----------      ----------
          Total comprehensive income                                                                                      30,697
  Exercise of stock options, net of shares purchased                      4,015                                            4,015
  Shares acquired for retirement                                         (3,387)                                          (3,387)
  Net change in deferred compensation, net of tax effect                     40                                               40
  Cash dividends - $0.285 per share                                                      (12,345)                        (12,345)
                                                                     ----------       ----------      ----------      ----------
BALANCE - MARCH 31, 2004                                                100,982          517,143          36,057         654,182
  Comprehensive income:
    Net income                                                                            18,722                          18,722
    Other comprehensive income:
      Net unrealized loss on securities available-for-sale,
        net of tax effect of $(16,638)                                                                   (30,898)
      Net change in unrealized loss on cash flow hedges, net of
        tax effect of $(175)                                                                                (325)        (31,223)
                                                                                                      ----------      ----------
          Total comprehensive income                                                                                     (12,501)
  Exercise of stock options, net of shares purchased                        477                                              477
  Tax benefit on non-qualified stock options                              1,045                                            1,045
  Shares acquired for retirement                                         (3,242)                                          (3,242)
  Net change in deferred compensation, net of tax effect                     71                                               71
  Cash dividends - $0.285 per share                                                      (12,284)                        (12,284)
                                                                     ----------       ----------      ----------      ----------
Balance - June 30, 2004                                              $   99,333       $  523,581      $    4,834      $  627,748
                                                                     ==========       ==========      ==========      ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                              Six Months Ended
                                                                                   June 30,
(in thousands)                                                              2004             2003(1)
                                                                         -----------       -----------
Operating Activities:
   Net income                                                            $    36,165       $    28,272
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               11,500            44,642
      Depreciation                                                             6,081             7,151
      Amortization of intangibles                                              1,450             1,449
      Net amortization on investment securities                                5,174             3,066
      Investment securities losses (gains)                                     2,053               (59)
      Loans originated for sale                                             (187,732)         (693,658)
      Proceeds from sales of mortgage loans held for sale                    197,916           724,735
      Net gains from loan sales                                               (2,501)           (6,763)
      Stock-based compensation                                                    --               200
      Net change in deferred compensation, net of tax effect                     111                79
      Other                                                                    6,475            12,092
                                                                         -----------       -----------
          Net cash provided by operating activities                           76,692           121,206

Investing Activities:
   Net decrease in money market investments                                       54            64,952
   Securities available-for-sale:
      Proceeds from sales                                                      5,001             1,396
      Proceeds from maturities                                               209,001           322,320
      Purchases                                                             (216,475)         (780,058)
   Purchases of securities held-to-maturity                                  (22,663)               --
   Net (increase) decrease in loans                                          (55,616)          117,195
   Net increase in premises and equipment                                    (11,972)           (2,992)
                                                                         -----------       -----------
         Net cash used in investing activities                               (92,670)         (277,187)

FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits                    140,834           (40,351)
   Net decrease in time deposits                                            (221,667)         (236,803)
   Net increase in short-term borrowings                                     116,250           162,464
   Proceeds from issuance of long-term debt                                   25,000           370,332
   Principal reductions in long-term debt                                    (27,101)          (30,209)
   Cash dividends paid                                                       (24,629)          (24,798)
   Proceeds from stock options exercised                                       4,492             3,419
   Shares acquired for retirement                                             (6,629)          (14,228)
                                                                         -----------       -----------
         Net cash provided by financing activities                             6,550           189,826
                                                                         -----------       -----------
Net (decrease) increase in cash and due from banks                            (9,428)           33,845
Cash and due from banks at beginning of period                               182,545           171,864
                                                                         -----------       -----------

Cash and due from banks at end of period                                 $   173,117       $   205,709
                                                                         ===========       ===========

See notes to consolidated financial statements.

(1) Certain amounts have been reclassified to conform with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2003 Annual Report on Form 10-K.

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

                                                           Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
(in thousands, except per share amounts)                  2004             2003             2004             2003
                                                       ----------       ----------       ----------       ----------
Net income, as reported                                $   18,722       $   13,214       $   36,165       $   28,272
Less pro forma expense related to options granted            (562)            (511)          (1,177)          (1,067)
                                                       ----------       ----------       ----------       ----------
Pro forma net income                                   $   18,160       $   12,703       $   34,988       $   27,205
                                                       ==========       ==========       ==========       ==========

Net income per share:
  Basic - as reported                                  $     0.43       $     0.30       $     0.83       $     0.65
  Basic - pro forma                                          0.42             0.29             0.81             0.63
  Diluted - as reported                                      0.43             0.30             0.83             0.65
  Diluted - pro forma                                        0.42             0.29             0.80             0.62

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS: In December 2003, the FASB issued a revised SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS 87, 88, and 106 which revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132, as revised, retains the disclosure requirements contained in the original SFAS 132, which it replaces. Additional disclosures, however, have been added to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. In addition, SFAS 132 requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts - see Note 7 to the Consolidated Financial Statements in this report. The new disclosures required by SFAS 132 became effective for Citizens as of December 31, 2003 and do not impact our results of operations, financial position, or liquidity.

ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003: In January 2004, The FASB issued FASB Staff Position ("FSP"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," subsequently revised in May 2004. The FSP permits sponsors of postretirement healthcare plans that provide prescription drug benefits to elect a one-time deferral of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") and requires certain disclosures pending further consideration of the underlying accounting issues. The Act provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug benefits. The FSP is effective for financial statements of interim or annual periods beginning after June 15, 2004. Citizens is in the process of analyzing the impact the Act will have on its employee benefit plans. Citizens has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is analyzed. Citizens anticipates its benefits costs will be somewhat lower as a result of the new Medicare provision, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position or liquidity.

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

The following provides details on the remaining liability from the special charge as of June 30, 2004.

                                                     Reserve                2004                   Reserve
                                                     Balance            -------------              Balance
                                                   December 31,          Cash Payment             June 30,
      (in thousands)                                  2003                Reductions                 2004
                                                   ------------          ------------             --------
      Employee benefits and severance                $    325              $   (100)              $    225
      Professional fees                                     9                    (5)                     4
      Facilities and lease impairment                     276                   (16)                   260
                                                     --------              --------               --------
        Total                                        $    610              $   (121)              $    489
                                                     ========              ========               ========

NOTE 4. OTHER INTANGIBLE ASSETS

Citizens' other intangible assets as of June 30, 2004, December 31, 2003 and June 30, 2003 are shown in the table below.

                                                     JUNE 30,            December 31,             June 30,
      (in thousands)                                   2004                  2003                   2003
                                                     --------            ------------             --------
      Core deposit intangibles                       $ 28,989              $ 28,989               $ 28,989
      Accumulated amortization                         13,508                12,058                 10,609
                                                     --------              --------               --------
         Net core deposit intangibles                  15,481                16,931                 18,380
      Minimum pension liability                             1                     1                     33
                                                     --------              --------               --------
         Total other intangibles                     $ 15,482              $ 16,932               $ 18,413
                                                     ========              ========               ========

The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.

NOTE 5. LINES OF BUSINESS INFORMATION

Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. In 2003, Citizens allocated its core deposit intangible and the related amortization to the Commercial Banking and Consumer Banking business lines. The core deposit intangible and the related amortization was previously recorded in the

Other business line. Prior period information has been restated to reflect this change. In the third quarter of 2003, Citizens reallocated the investment security portfolio held in our mortgage company from Consumer Banking to Treasury, which is a component of Other. In the first quarter of 2004, Citizens transferred the credit administration function from Other to Commercial Banking. The effect on net income of the reallocation of the investment security portfolio and the transfer of the credit administration function for the prior periods presented were not material to the segments and they were not restated. Selected line of business segment information, as adjusted, for the three and six months ended June 30, 2004 and 2003 is provided below. There are no significant intersegment revenues.

                                                           Commercial      Consumer       Wealth
(in thousands)                                               Banking        Banking     Management        Other          Total
                                                           ----------      --------     ----------      --------       --------
EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2004
Net interest income (taxable equivalent)                    $ 29,254       $ 37,837      $    191       $  5,292       $ 72,574
Provision for loan losses                                      2,484          2,018            (2)            --          4,500
                                                            --------       --------      --------       --------       --------
  Net interest income after provision                         26,770         35,819           193          5,292         68,074
Noninterest income                                             3,387         14,546         6,070         (1,200)        22,803
Noninterest expense                                           17,659         34,078         5,352          5,054         62,143
                                                            --------       --------      --------       --------       --------
  Income (loss) before income taxes                           12,498         16,287           911           (962)        28,734
Income tax (benefit) expense (taxable equivalent)              4,421          5,697           405           (511)        10,012
                                                            --------       --------      --------       --------       --------
  Net income (loss)                                         $  8,077       $ 10,590      $    506       $   (451)      $ 18,722
                                                            ========       ========      ========       ========       ========
Average Assets (in millions)                                $  2,824       $  2,479      $     18       $  2,448       $  7,769
                                                            ========       ========      ========       ========       ========

EARNINGS SUMMARY - THREE MONTHS ENDED JUNE 30, 2003(1)

Net interest income (taxable equivalent)                    $ 31,839       $ 39,005      $     51       $  5,378       $ 76,273
Provision for loan losses                                     22,586          3,313            --           (249)        25,650
                                                            --------       --------      --------       --------       --------
  Net interest income after provision                          9,253         35,692            51          5,627         50,623
Noninterest income                                             4,040         14,055         5,603          1,149         24,847
Noninterest expense                                           16,182         34,150         5,475            554         56,361
                                                            --------       --------      --------       --------       --------
  Income (loss) before income taxes                           (2,889)        15,597           179          6,222         19,109
Income tax (benefit) expense (taxable equivalent)             (1,054)         5,453            59          1,437          5,895
                                                            --------       --------      --------       --------       --------
  Net income (loss)                                         $ (1,835)      $ 10,144      $    120       $  4,785       $ 13,214
                                                            ========       ========      ========       ========       ========
Average Assets (in millions)                                $  3,050       $  3,090      $     14       $  1,655       $  7,809
                                                            ========       ========      ========       ========       ========

(1) Certain amounts have been reclassified to conform to current year presentation.

                                                         Commercial       Consumer       Wealth
(in thousands)                                             Banking        Banking      Management         Other           Total
                                                         ----------      ---------     ----------       ---------       ---------
EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2004
Net interest income (taxable equivalent)                  $  58,242      $  75,458      $     380       $  10,184       $ 144,264
Provision for loan losses                                     7,473          4,032             (5)             --          11,500
                                                          ---------      ---------      ---------       ---------       ---------
   Net interest income after provision                       50,769         71,426            385          10,184         132,764
Noninterest income                                            6,909         26,974         11,567            (135)         45,315
Noninterest expense                                          34,738         66,394         10,994          10,551         122,677
                                                          ---------      ---------      ---------       ---------       ---------
   Income (loss) before income taxes                         22,940         32,006            958            (502)         55,402
Income tax (benefit) expense (taxable equivalent)             8,098         11,203            339            (403)         19,237
                                                          ---------      ---------      ---------       ---------       ---------
   Net income (loss)                                      $  14,842      $  20,803      $     619       $     (99)      $  36,165
                                                          =========      =========      =========       =========       =========
Average Assets (in millions)                              $   2,838      $   2,424      $      18       $   2,425       $   7,705
                                                          =========      =========      =========       =========       =========

EARNINGS SUMMARY - SIX MONTHS ENDED JUNE 30, 2003(1)

Net interest income (taxable equivalent)                  $  66,662      $  74,861      $      68       $   9,664       $ 151,255
Provision for loan losses                                    38,084          6,729             --            (171)         44,642
                                                          ---------      ---------      ---------       ---------       ---------
   Net interest income after provision                       28,578         68,132             68           9,835         106,613
Noninterest income                                            8,362         26,604         10,925           2,243          48,134
Noninterest expense                                          30,168         67,153         10,003           5,618         112,942
                                                          ---------      ---------      ---------       ---------       ---------
   Income before income taxes                                 6,772         27,583            990           6,460          41,805
Income tax expense (taxable equivalent)                       2,372          9,646            343           1,172          13,533
                                                          ---------      ---------      ---------       ---------       ---------
   Net income                                             $   4,400      $  17,937      $     647       $   5,288       $  28,272
                                                          =========      =========      =========       =========       =========
Average Assets (in millions)                              $   3,107      $   2,839      $       8       $   1,679       $   7,633
                                                          =========      =========      =========       =========       =========

(1) Certain amounts have been reclassified to conform to current year presentation.

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of June 30, 2004, December 31, 2003 and June 30, 2003 are presented below.

                                                          JUNE 30,      December 31,      June 30,
(in thousands)                                              2004            2003            2003
                                                         ----------     ------------     ----------
Federal Home Loan Bank advances                          $  785,856      $  787,930      $  788,953
Subordinated debt:
   Notes maturing February 2013                             119,693         123,061         132,779
   Deferrable interest debenture maturing June 2033          25,774          25,774          25,774
Other borrowed funds                                             67              94             151
                                                         ----------      ----------      ----------
   Total long-term debt                                  $  931,390      $  936,859      $  947,657
                                                         ==========      ==========      ==========

NOTE 7. PENSION BENEFIT COST

The components of pension expense for the three and six months ended June 30, 2004 and June 30, 2003 are presented below.

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
      (in thousands)                            2004         2003           2004          2003
                                              -------       -------       -------       -------
      DEFINED BENEFIT PENSION PLANS
      Service cost                            $ 1,164       $ 1,101       $ 2,312       $ 2,199
      Interest cost                             1,311         1,361         2,610         2,722
      Expected return on plan assets           (1,770)       (1,975)       (3,540)       (3,950)
      Amortization of unrecognized:
         Net transition asset                      (2)           (4)           (5)           (5)
         Prior service cost                        58            56           116           110
         Net actuarial loss                       173            16           342            32
                                              -------       -------       -------       -------
           Net pension cost                   $   934       $   555       $ 1,835       $ 1,108
                                              =======       =======       =======       =======

Citizens previously disclosed in Note 13 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute approximately $0.5 million to its pension plans in 2004. As of June 30, 2004, $0.2 million of contributions have been made. Citizens anticipates that $0.5 million of contributions will be made in 2004.

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

DERIVATIVE FINANCIAL INSTRUMENTS:

                                                                  JUNE 30, 2004                 December 31, 2003
                                                            -----------------------------------------------------------
                                                             NOTIONAL          FAIR           Notional          Fair
(dollars in thousands)                                        AMOUNT           VALUE           Amount           Value
                                                            ----------      ----------       ----------      ----------
Interest rate swaps                                         $  204,800      $   (4,595)      $  190,000      $      499
Interest rate lock commitments                                  12,252             105           14,683             109
Forward mortgage loan contracts                                 26,500            (150)          29,000            (161)
                                                            ----------      ----------       ----------      ----------
  TOTAL                                                     $  243,552      $   (4,640)      $  233,683      $      447
                                                            ==========      ==========       ==========      ==========

DERIVATIVE CLASSIFICATIONS AND HEDGING RELATIONSHIPS:

                                                                   JUNE 30, 2004                 December 31, 2003
                                                            -----------------------------------------------------------
                                                             NOTIONAL          FAIR           Notional          Fair
(dollars in thousands)                                        AMOUNT           VALUE           Amount           Value
                                                            ----------      ----------       ----------      ----------
Derivatives Designated as Cash Flow Hedges:
     Hedging repurchase agreements                          $   20,000      $       57       $   25,000      $      339

Derivatives Designated as Fair Value Hedges:
     Hedging time deposits                                      45,000            (463)          40,000              31
     Hedging long-term debt                                    125,000          (4,189)         125,000             129
Derivatives Not Designated as Hedges:
     Customer initiated swaps                                   14,800              --               --              --
                                                            ----------      ----------       ----------      ----------
  TOTAL                                                     $  204,800      $   (4,595)      $  190,000      $      499
                                                            ==========      ==========       ==========      ==========

NOTE 9. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
(in thousands, except per share amounts)                          2004           2003           2004           2003
                                                               ---------      ---------      ---------      ---------
NUMERATOR:
Basic and dilutive earnings per share -- net income
  available to common shareholders                             $  18,722      $  13,214      $  36,165      $  28,272
                                                               =========      =========      =========      =========
DENOMINATOR:
Basic earnings per share -- weighted average shares               43,292         43,248         43,303         43,376
Effect of dilutive securities -- potential conversion
  of employee stock options                                          460            230            503            236
                                                               ---------      ---------      ---------      ---------
Diluted earnings per share -- adjusted weighted-average
  shares and assumed conversions                                  43,752         43,478         43,806         43,612
                                                               =========      =========      =========      =========

    BASIC EARNINGS PER SHARE                                   $    0.43      $    0.30      $    0.83      $    0.65
                                                               =========      =========      =========      =========

    DILUTED EARNINGS PER SHARE                                 $    0.43      $    0.30      $    0.83      $    0.65
                                                               =========      =========      =========      =========

During the second quarter of 2004, employees exercised stock options to acquire 23,996 shares at an average exercise price of $19.88 per share. For the six months ended June 30, 2004, employees have exercised stock options to acquire 226,961 shares at an average exercise price of $19.79 per share.

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

Amounts available to clients under loan commitments and standby letters of credit follow:

                                                            JUNE 30,        December 31,
      (in thousands)                                          2004              2003
                                                          ------------      ------------
      LOAN COMMITMENTS AND LETTERS OF CREDIT:
        Commitments to extend credit                      $  1,776,267      $  1,593,426
        Financial standby letters of credit                     44,984            42,086
        Performance standby letters of credit                    6,055             6,782
        Commercial letters of credit                           200,476           183,665
                                                          ------------      ------------
                                                          $  2,027,782      $  1,825,959
                                                          ============      ============

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, for the three and six month periods ended June 30, 2004 and 2003 are presented below.


                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
(in thousands)                                                              2004          2003           2004           2003
                                                                         --------       --------       --------       --------
Balance at beginning of period                                           $ 36,057       $ 38,887       $ 22,803       $ 42,646
Net unrealized loss on securities for the quarter, net of tax
effect of  $(17,357) in 2004 and $(258) in 2003                           (32,232)          (479)
  Less: Reclassification adjustment for net (gains) losses included in net income for the quarter, net of tax effect of $719 in 2004
  and $(4) in 2003                                                          1,334             (7)
Net unrealized loss on securities for the period, net of tax
effect of  $(10,130) in 2004 and $(2,265) in 2003                                                       (18,810)        (4,207)
  Less: Reclassification adjustment for net gains (losses) included in net income for the period, net of tax effect of $719 in 2004
  and $(21) in 2003                                                                                       1,334            (38)
Net change in unrealized loss on cash flow hedges for the quarter and six month period, net of tax effect of $(175) and $(265),
respectively                                                                 (325)            --           (493)            --
                                                                         --------       --------       --------       --------
Accumulated other comprehensive income, net of tax                       $  4,834       $ 38,401       $  4,834       $ 38,401
                                                                         ========       ========       ========       ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                      FOR THE QUARTER ENDED
                                                                -------------------------------------------------------------------
                                                                 JUNE 30,      MARCH 31,     DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                                                   2004          2004            2003          2003          2003
                                                                ---------     ----------     ------------   -----------   ---------
SUMMARY OF OPERATIONS (THOUSANDS)
   Interest income                                              $  95,375     $   94,394     $   97,398     $   99,687    $ 104,683
   Net interest income                                             69,218         68,328         70,678         71,154       72,920
   Provision for loan losses                                        4,500          7,000          8,020         10,300       25,650
   Total fees and other income                                     24,856         22,512         21,629         25,012       24,836
   Investment securities (losses) gains                            (2,053)            --              2             42           11
   Noninterest expense                                             62,143         60,534         60,446         59,600       56,361
   Income tax provision                                             6,656          5,863          5,769          6,703        2,542
   Net income                                                      18,722         17,443         18,074         19,605       13,214
   Cash dividends                                                  12,284         12,345         12,347         12,331       12,343

PER COMMON SHARE DATA
   Basic net income                                             $    0.43     $     0.40     $     0.42     $     0.45    $    0.30
   Diluted net income                                                0.43           0.40           0.41           0.45         0.30
   Cash dividends                                                   0.285          0.285          0.285          0.285        0.285
   Market value (end of period)                                     31.05          32.63          32.72          26.41        27.01
   Book value (end of period)                                       14.51          15.09          14.69          14.67        14.77

AT PERIOD END (MILLIONS)
   Assets                                                       $   7,748     $    7,692     $    7,711     $    7,787    $   7,789
   Portfolio Loans (1)                                              5,290          5,200          5,246          5,226        5,287
   Deposits                                                         5,361          5,461          5,442          5,482        5,660
   Shareholders' equity                                               628            654            635            634          639

AVERAGE FOR THE QUARTER (MILLIONS)
   Assets                                                       $   7,769     $    7,640     $    7,697     $    7,812    $   7,809
   Portfolio Loans (1)                                              5,269          5,197          5,220          5,183        5,253
   Deposits                                                         5,435          5,474          5,481          5,610        5,723
   Shareholders' equity                                               628            644            626            620          639

RATIOS (ANNUALIZED)
   Return on average assets                                          0.97%          0.92%          0.93%          1.00%        0.68%
   Return on average shareholders' equity                           12.00          10.89          11.45          12.55         8.29
   Net interest margin (FTE)                                         3.98           4.01           4.07           4.06         4.17
   Efficiency ratio (2)                                             63.78          64.26          63.16          59.90        55.74
   Net loans charged off to average loans                            0.33           0.53           0.59           0.80         0.92
   Allowance for loan losses as a percent of loans                   2.34           2.38           2.36           2.36         2.33
   Nonperforming assets to loans plus ORAA (end of period)           1.10           1.20           1.47           1.74         1.82
   Nonperforming assets to total assets (end of period)              0.75           0.81           1.00           1.17         1.24
   Average equity to average assets                                  8.08           8.43           8.13           7.94         8.18
   Leverage ratio                                                    7.52           7.79           7.45           7.25         7.20
   Tier 1 capital ratio                                             10.00          10.31           9.80           9.64         9.55
   Total capital ratio                                              13.42          13.77          13.23          13.07        13.10

(1)   Balances exclude mortgage loans held for sale.

(2)   Excludes investment securities gains (losses).

INTRODUCTION

The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three and six month periods ended June 30, 2004. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in our 2003 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2003 Annual Report on Form 10-K, which contains important additional information that is necessary to understand our Company and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

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

            - If we are unable to continue to attract core deposits or unable to continue to obtain third party financing on favorable terms, our cost of funds will increase, adversely affecting our ability to generate the funds necessary for lending operations, reducing our net interest margin and negatively affecting our results of operations.

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

            - Our business may be adversely affected by the highly regulated environment in which we operate. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect us, including our ability to offer new products and services, obtain financing, move funds from our subsidiaries to our parent company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us.

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

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

SALE OF SUBSIDIARY BANK AND PREPAYMENT OF FHLB ADVANCES

On August 5, 2004 Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A. ("Illinois Bank"), to Metropolitan Bank Group, Inc., of Chicago, Illinois in a cash transaction valued at $26,250,000. The Illinois Bank had three locations with $179 million of assets, $79 million of loans and $159 million of deposits as of June 30, 2004. Citizens realized a gain of approximately $12 million on the transaction. In addition, Citizens prepaid $235 million of high cost Federal Home Loan Bank advances during the third quarter of 2004, which will improve Citizens' net interest margin. Prepayment penalties on the debt largely offset the gain on sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. In addition, the anticipated improvement in the net interest margin, along with other potential balance sheet strategies that Citizens is still evaluating, are expected to largely offset the negative impact on future results of operations from the sale of the Illinois Bank.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Citizens earned net income of $18,722,000, or $0.43, per diluted share for the three months ended June 30, 2004, compared with $13,214,000, or $0.30 per diluted share, for the same quarter of 2003. Annualized returns on average assets and average equity for the quarter were 0.97% and 12.00%, respectively, compared with 0.68% and 8.29%, respectively, in 2003. For the six months ended June 30, 2004, net income was $36,165,000 or $0.83 per diluted share compared with net income of $28,272,000 or $0.65 per diluted share for the same period of 2003. Annualized returns on average assets and average equity during the first six months of 2004 were 0.94% and 11.44%, respectively, compared with 0.75% and 8.89%, respectively, in 2003.

Net income for the three and six months ended June 30, 2004 increased from the comparable periods in 2003 due to a lower loan loss provision, partially offset by lower net interest income, a loss on investment securities designated for sale and higher noninterest expense. The provision for loan losses decreased to $4.5 million in the second quarter of 2004 compared with $25.7 million in the same quarter of 2003. The lower loan loss provision in 2004 reflects a lower level of charge-offs, the decline in nonperforming assets, and fewer risk rating downgrades within the commercial loan portfolio. In addition, the first quarter of 2003 included an unanticipated credit-related charge-off of $11.5 million on a single commercial credit in which collateral value was materially overstated (based on borrowing base reports falsified by the borrower).

NET INTEREST INCOME AND NET INTEREST MARGIN

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2004 and 2003 is presented below.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                            2004                                 2003
                                                             ---------------------------------   -----------------------------------
Three Months Ended June 30                                     AVERAGE    INTEREST    AVERAGE      Average     Interest    Average
(in thousands)                                                 BALANCE       (1)      RATE (2)   Balance (3)      (1)    Rate (2)(3)
                                                             ----------   --------    --------   -----------   --------  -----------
EARNING ASSETS
 Money market investments:
   Federal funds sold                                        $       --   $     --        --%    $    5,873    $      9      0.60%
   Other                                                          1,904          2      0.38          1,842           3      0.65
 Investment securities (4):
   Taxable                                                    1,579,623     16,021      4.06      1,484,937      17,107      4.61
   Tax-exempt                                                   427,115      5,279      7.61        396,288       5,045      7.83
 Mortgage loans held for sale                                    43,839        669      6.10        183,545       2,615      5.70
 Loans:
   Commercial                                                 2,900,981     38,333      5.38      3,164,230      44,750      5.75
   Real estate mortgage                                         483,023      6,930      5.74        548,778       8,503      6.19
   Direct consumer                                            1,114,663     15,265      5.51        890,033      14,618      6.59
   Indirect consumer                                            769,978     12,876      6.73        649,677      12,033      7.43
                                                             ----------   --------               ----------    --------
      Total earning assets                                    7,321,126     95,375      5.41      7,325,203     104,683      5.91

NONEARNING ASSETS
 Cash and due from banks                                        161,584                             163,210
 Bank premises and equipment                                    118,846                             114,220
 Investment security fair value adjustment                       17,220                              62,182
 Other nonearning assets                                        275,225                             262,726
 Allowance for loan losses                                     (125,200)                           (118,463)
                                                             ----------                          ----------
      Total assets                                           $7,768,801                          $7,809,078
                                                             ==========                          ==========

INTEREST-BEARING LIABILITIES
 Deposits:
   Interest-bearing demand                                   $1,315,875   $  2,366      0.72      1,289,092       3,070      0.96
   Savings deposits                                           1,383,164      2,210      0.64      1,355,646       2,659      0.79
   Time deposits                                              1,818,784     11,316      2.50      2,209,352      16,793      3.05
 Short-term borrowings                                          687,927      1,798      1.05        476,878       1,414      1.19
 Long-term debt                                                 935,479      8,467      3.64        877,184       7,827      3.58
                                                             ----------   --------               ----------    --------
      Total interest-bearing liabilities                      6,141,229     26,157      1.71      6,208,152      31,763      2.05
                                                                          --------                             --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
 Noninterest-bearing demand                                     917,203                             869,347
 Other liabilities                                               82,768                              92,470
 Shareholders' equity                                           627,601                             639,109
                                                             ----------                          ----------
      Total liabilities and shareholders' equity             $7,768,801                          $7,809,078
                                                             ==========                          ==========

INTEREST SPREAD                                                           $ 69,218      3.70%                  $ 72,920      3.86%
                                                                          ========                             ========
Contribution of net noninterest bearing sources of funds                                0.28                                 0.31
                                                                                        ----                                 ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                      3.98%                                4.17%

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,356,000 and $3,353,000 for the three months ended June 30, 2004 and 2003, respectively, based on a tax rate of 35%.

(3) Certain amounts have been reclassified to conform with current year presentation.

(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                            2004                                2003
                                                             ---------------------------------  ------------------------------------

Six Months Ended June 30                                     AVERAGE      INTEREST    AVERAGE     Average     Interest     Average
(in thousands)                                               BALANCE         (1)      RATE (2)  Balance (3)      (1)     Rate (2)(3)
                                                             -------      --------    --------  -----------   --------   -----------
EARNING ASSETS
  Money market investments:
    Federal funds sold                                      $       --    $     --       --%     $   17,457   $     93      1.06%
  Other                                                          1,941           4      0.43          1,870          6      0.66
  Investment securities (4):
    Taxable                                                  1,554,226      31,463      4.05      1,274,279     31,541      4.95
    Tax-exempt                                                 424,352      10,523      7.63        400,880     10,229      7.85
  Mortgage loans held for sale                                  37,892       1,110      5.86        161,035      4,637      5.76
  Loans:
    Commercial                                               2,910,782      77,034      5.39      3,209,850     90,963      5.80
    Real estate mortgage                                       489,707      14,077      5.75        568,128     17,816      6.27
    Direct consumer                                          1,077,603      30,015      5.60        873,819     29,251      6.75
    Indirect consumer                                          754,594      25,543      6.81        645,630     24,356      7.61
                                                            ----------    --------               ----------   --------
       Total earning assets                                  7,251,097     189,769      5.44      7,152,948    208,892      6.07

NONEARNING ASSETS
  Cash and due from banks                                      161,174                              167,327
  Bank premises and equipment                                  116,495                              115,236
  Investment security fair value adjustment                     32,131                               63,131
  Other nonearning assets                                      269,058                              250,577
  Allowance for loan losses                                   (125,419)                            (116,588)
                                                            ----------                           ----------
       Total assets                                         $7,704,536                           $7,632,631
                                                            ==========                           ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand                                 $1,337,216    $  4,837      0.73      1,301,783      6,780      1.05
    Savings deposits                                         1,335,716       3,872      0.58      1,362,502      5,570      0.82
    Time deposits                                            1,886,910      23,634      2.52      2,262,726     35,209      3.14
  Short-term borrowings                                        598,090       3,070      1.03        346,556      2,034      1.18
  Long-term debt                                               937,078      16,810      3.61        784,170     14,873      3.82
                                                            ----------    --------               ----------   --------
       Total interest-bearing liabilities                    6,095,010      52,223      1.72      6,057,737     64,466      2.15
                                                                          --------                            --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Noninterest-bearing demand                                   894,704                              860,686
  Other liabilities                                             78,939                               72,985
  Shareholders' equity                                         635,883                              641,223
                                                            ----------                           ----------
       Total liabilities and shareholders' equity           $7,704,536                           $7,632,631
                                                            ==========                           ==========

INTEREST SPREAD                                                           $137,546      3.72%                 $144,426      3.92%
                                                                          ========                            ========
Contribution of net noninterest bearing sources of funds                                0.27                                0.33
                                                                                        ----                                ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                                      3.99%                               4.25%

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6,718,000 and $6,829,000 for the six months ended June 30, 2004 and 2003, respectively, based on a tax rate of 35%.

(3) Certain amounts have been reclassified to conform with current year presentation.

(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Net interest income decreased $3.7 million to $69.2 million in the second quarter of 2004 compared with $72.9 million in the same quarter of 2003. The decrease in net interest income compared with the second quarter of 2003 resulted from a decline in the net interest margin and lower average earning assets. For the six months ended June 30, 2004, net interest income declined $6.9 million to $137.5 million compared with the same period of the prior year due to a decline in net interest margin, partially offset by higher earning assets. Earning assets increased due to the $500 million expansion of the investment portfolio which began late in the first quarter of 2003. Excluding the effects of the Illinois Bank sale, which closed in the third quarter, Citizens anticipates that its net interest income in the third and fourth quarters will be comparable to or slightly higher than the second quarter level due to an increased volume of earning assets.

Net interest margin declined to 3.98% in the second quarter of 2004 compared with 4.17% in the second quarter of 2003. The decrease in net interest margin from the second quarter of 2003 resulted from declines in yields on all earning asset categories, with the exception of mortgage loans held for sale, as a result of the lower interest rate environment, as well as a shift in the mix of earning assets from loans to lower yielding investment securities. For the six months ended June 30, 2004, net interest margin declined to 3.99% compared with 4.25% for the same period of 2003. The 63 basis point decline in the yield on earning assets for the first six months of 2004 was partially offset by a 43 basis point decline in the cost of interest bearing liabilities as the cost of all funding sources declined in the lower interest rate environment. The recent increase in short term interest rates by the Federal Reserve is anticipated to have a negligible impact on our net interest margin.

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                          Three Months Ended June 30,                  Six Months  Ended June 30,
                                    ---------------------------------------     ----------------------------------------
                                                      Increase (Decrease)                          Increase (Decrease)
                                                       Due to Change in                             Due to Change in
2004 Compared With 2003,               Net         ------------------------        Net          ------------------------
(in thousands)                      Change (1)     Rate (2)      Volume (2)     Change (1)      Rate (2)      Volume (2)
                                    ----------     --------      ----------     ---------       --------      ----------
INTEREST INCOME
  Money market investments          $    (10)      $     (1)      $     (9)      $    (95)      $    (49)      $    (46)
  Investment securities:
    Taxable                           (1,086)        (2,131)         1,045            (78)        (6,318)         6,240
    Tax-exempt                           234           (150)           384            294           (293)           587
  Mortgage loans held for sale        (1,946)           172         (2,118)        (3,527)            78         (3,605)
  Loans:
    Commercial                        (6,417)        (3,228)        (3,189)       (13,929)        (6,621)        (7,308)
    Real estate                       (1,573)          (601)          (972)        (3,739)        (1,408)        (2,331)
    Direct consumer                      647         (1,887)         2,534            764         (3,828)         4,592
    Indirect consumer                    843         (1,243)         2,086          1,187         (2,660)         3,847
                                    --------       --------       --------       --------       --------       --------
      Total                           (9,308)        (9,069)          (239)       (19,123)       (21,099)         1,976
                                    --------       --------       --------       --------       --------       --------

INTEREST EXPENSE
  Deposits:
    Demand                              (704)          (767)            63         (1,943)        (2,123)           180
    Savings                             (449)          (475)            26         (1,698)        (2,097)           399
    Time                              (5,477)        (2,831)        (2,646)       (11,575)        (6,346)        (5,229)
  Short-term borrowings                  384           (183)           567          1,036           (282)         1,318
  Long-term debt                         640            114            526          1,937           (841)         2,778
                                    --------       --------       --------       --------       --------       --------
      Total                           (5,606)        (4,142)        (1,464)       (12,243)       (11,689)          (554)
                                    --------       --------       --------       --------       --------       --------
NET INTEREST INCOME                 $ (3,702)      $ (4,927)      $  1,225       $ (6,880)      $ (9,410)      $  2,530
                                    ========       ========       ========       ========       ========       ========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Changes not solely due to changes in volume or rates have been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income for the three and six month periods of 2004 compared with the same periods of 2003 reflects unfavorable rate-related variances, partially offset by net favorable volume-related variances. Favorable volume-related variances in the investment securities portfolio are attributable to the 2003 portfolio expansion program, and favorable volume variances in the direct and indirect consumer loan portfolios are due to loan growth. The favorable variances were partially offset by lower volumes of commercial and mortgage loans, and mortgage loans held for sale. Commercial loan volumes declined due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. Mortgage loan volumes declined due to continued refinance and repayment activity and our strategy to sell most new mortgage loan production into the secondary market. Favorable volume variances from lower time deposit balances, were partially offset by unfavorable volume variances in other deposit categories, short-term borrowings and long term debt. The unfavorable rate-related variances were due to lower yields on virtually all asset categories as fixed rate loans and investment securities portfolios continued to reprice lower throughout 2003 and into the first half of 2004 due to the extended low interest rate environment. Lower yields on earning assets were only partially offset by lower funding costs. While the cost of most funding categories declined in the three and six month periods ended June 30, 2004 compared with the same periods of the prior year, interest expense on such interest-bearing funds declined less than interest income on earning assets as the cost of certain interest-bearing demand and savings deposits declined to levels which approached practical lower limits.

NONINTEREST INCOME

Noninterest income for the second quarter of 2004 declined $2.0 million, or 8.2%, to $22.8 million compared with the second quarter of 2003. The decrease occurred as a result of a $2.1 million loss on investment securities designated for sale during the second quarter. The market value of these available-for-sale securities was below cost due to an increase in market interest rates. The anticipated proceeds of approximately $75 million from the sale of these agency-backed collateralized mortgage obligation securities are expected to be reinvested into securities with a more favorable prepayment risk profile at higher yields, which should benefit net interest income in future periods. Compared with the prior quarter, all major categories of fee income increased, led by significantly higher deposit service charges, increased brokerage and investment fees, higher mortgage and other loan income, and higher trust fees and bankcard fees.

Noninterest income for the six months ended June 30, 2004 decreased $2.8 million to $45.3 million compared with $48.1 million in the first six months of 2003 due largely to a $5.3 million decrease in mortgage and other loan income and the $2.1 million loss on investment securities designated for sale in the second quarter of 2004. The significant decline in mortgage and other loan income in the first six months of 2004 compared with the same period of 2003 was mostly offset by sharply higher deposit service charges, increased brokerage and investment fees, and higher trust and bankcard fees.

An analysis of the sources of noninterest income during the three and six months ended June 30, 2004 and 2003 is summarized in the table below.

NONINTEREST INCOME

                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,            $ Change in 2004      % Change in 2004
                                         ---------------------    ---------------------    ---------------------   ----------------
(in thousands)                             2004         2003        2004         2003        3 Mos        6 Mos     3 Mos    6 Mos
                                         --------     --------    --------     --------    --------     --------    -----    -----
Service charges on deposit accounts      $  9,069     $  7,549    $ 17,111     $ 14,139    $  1,520     $  2,972     20.1%    21.0%
Trust fees                                  4,528        4,324       8,838        8,544         204          294      4.7      3.4
Mortgage and other loan income              3,047        5,409       5,303       10,563      (2,362)      (5,260)   (43.7)   (49.8)
Brokerage and investment fees               2,651        1,914       4,433        3,682         737          751     38.5     20.4
Bankcard fees                                 911          814       1,694        1,549          97          145     11.9      9.4
Other, net                                  4,650        4,826       9,989        9,598        (176)         391     (3.6)     4.1
                                         --------     --------    --------     --------    --------     --------
   Total fees and other income             24,856       24,836      47,368       48,075          20         (707)     0.1     (1.5)
Investment securities (losses) gains       (2,053)          11      (2,053)          59      (2,064)      (2,112)     N/M      N/M
                                         --------     --------    --------     --------    --------     --------
   Total noninterest income              $ 22,803     $ 24,847    $ 45,315     $ 48,134    $ (2,044)    $ (2,819)    (8.2)    (5.9)
                                         ========     ========    ========     ========    ========     ========

N/M - Not Meaningful

Deposit service charges increased in both the three and six months ended June 30, 2004 compared with the same periods of the prior year due primarily to higher overdraft fee income. Initiatives implemented over the last twelve months have improved the revenue generated from overdrafts and, to a lesser extent, other transaction-based charges.

Trust fees increased in both the three and six months ended June 30, 2004 compared with the same periods of the prior year primarily due to stronger financial markets and Citizens' sales and sales management processes implemented in the first quarter of 2004, which are focused on relationship management and new business development strategies. Total trust assets under administration increased $6 million to $2.626 billion at June 30, 2004 from $2.620 billion at June 30, 2003.

Mortgage and other loan income declined in both the three and six months ended June 30, 2004 compared with the same periods of the prior year. The decline in revenue is reflective of the decrease in mortgage loan origination volume in the current year periods. Loans sold declined $527 million to $198 million in the six month period ended June 30, 2004 compared with the same period of the prior year.

The increases in brokerage and investment fees in both the three and six months ended June 30, 2004 compared with the same periods of the prior year were primarily due to a successful brokerage sales campaign. The brokerage sales campaign was a collaborative effort between the Consumer Banking and Wealth Management business units which generated $34 million in sales and $1.4 million in fee income.

Other noninterest income declined in the three month period ended June 30, 2004 as a $500,000 gain on the sale of a branch property and a $250,000 gain on sale of credit card loans were offset by lower title insurance fees, cash management services, ATM fees and other income. For the six months ended June 30, 2004, other noninterest income increased as net gains on sales of branch properties and equipment of $1.1 million and the credit card gain of $250,000 offset the decline in the title insurance fees, cash management services, ATM fees and other income.

Excluding the effects of the Illinois Bank sale which closed in the third quarter, and excluding the effects of the second quarter securities loss and gain on sale of the branch property, Citizens anticipates total noninterest income in the third and fourth quarters to be comparable to the second quarter level.

NONINTEREST EXPENSE

Noninterest expense increased $5.8 million or 10.3% to $62.1 million in the second quarter of 2004 compared with $56.4 million in the second quarter of 2003. For the six month period ended June 30, 2004, noninterest expense increased $9.7 million or 8.6% to $122.7 million compared with the same period in 2003. All categories of noninterest expense except equipment increased in the three months ended June 30, 2004 compared to the same period of the prior year,while all categories except equipment and supplies and stationery increased in the six months ended June 30, 2004 compared to the same period of the prior year. An analysis of the components of noninterest expense during the three and six months ended June 30, 2004 and 2003 is summarized in the table below.

NONINTEREST EXPENSE

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,           $ Change in 2004        % Change in 2004
                                       --------------------    --------------------    ---------------------     -----------------
(in thousands)                           2004        2003        2004        2003       3 Mos        6 Mos       3 Mos       6 Mos
                                       --------    --------    --------    --------    --------     --------     -----       -----
Salaries and employee benefits         $ 33,185    $ 31,400    $ 65,124    $ 61,512    $  1,785     $  3,612       5.7%       5.9%
Occupancy                                 4,922       4,314      10,264       9,009         608        1,255      14.1       13.9
Professional services                     4,281       3,959       8,209       7,667         322          542       8.1        7.1
Equipment                                 3,668       3,869       7,310       8,038        (201)        (728)     (5.2)      (9.1)
Data processing services                  3,440       3,058       7,086       6,374         382          712      12.5       11.2
Advertising and public relations          2,038         623       4,183       2,672       1,415        1,511     227.1       56.5
Postage and delivery                      1,862       1,683       3,418       3,361         179           57      10.6        1.7
Telephone                                 1,451       1,135       2,985       2,310         316          675      27.8       29.2
Other loan fees                           1,631       1,146       2,760       2,287         485          473      42.3       20.7
Stationery and supplies                     916         873       1,758       1,768          43          (10)      4.9       (0.6)
Other, net                                4,749       4,301       9,580       7,944         448        1,636      10.4       20.6
                                       --------    --------    --------    --------    --------     --------
  Total noninterest expense            $ 62,143    $ 56,361    $122,677    $112,942    $  5,782     $  9,735      10.3        8.6
                                       ========    ========    ========    ========    ========     ========

Salaries and employee benefits increased due to higher salaries in Oakland County of $1.0 million and $2.3 million in the three and six month periods, respectively, resulting from the previously announced Oakland County expansion initiative. Salaries and employee benefits also increased in both the three and six month periods due to higher pension and other employee benefits expenses. Normal salary merit increases were offset by a reduction in staffing levels. Citizens had 2,272 full time equivalent employees at June 30, 2004, down from 2,376 at June 30, 2003.

Occupancy costs increased in both the three and six month periods ended June 30, 2004 compared with the same periods of the prior year. Building rent and other occupancy costs increased $0.2 million and $0.3 million for the three and six month periods, respectively, due to the opening of new branches and an administrative office in Oakland County. Building repair increased $0.1 million and $0.3 million in the three and six month periods, respectively, due to a change in Citizens' capitalization policy during the fourth quarter of 2003 incorporating higher capitalization thresholds on new expenditures. Other occupancy costs increased $0.3 million and $0.7 million in the three and six month periods, respectively, largely due to higher maintenance, energy and real estate tax expenses.

Professional services expense increased for the three and six month periods ended June 30, 2004 due to higher legal and other professional fees related to loan collection activity, and higher audit costs related to new control evaluation procedures to comply with section 404 of the Sarbanes-Oxley Act.

Equipment expense decreased $0.2 million and $0.7 million, and telephone expense increased $0.3 million and $0.7 million for the three and six month periods ended June 30, 2004, respectively, due to the reclassification of data transmission costs from equipment expense to telephone expense in connection with a new services contract.

Data processing services increased in both the three and six month periods ended June 30, 2004 due to higher processing costs related to the fourth quarter 2003 implementation of the new trust and investment accounting systems and operations with SEI Investments, and retirement services recordkeeping systems and operations with EPIC Advisors, Inc. These increases were partially offset by lower processing costs in both periods on Citizens' core loan and deposit systems.

Advertising and public relations expense increased in both the three and six month periods ended June 30, 2004 compared with the same periods of the prior year. Advertising to support Citizens' Oakland County initiative accounted for $1.0 million and deposit-focused promotions accounted for $0.5 million of the six month period increase.

Other loan fee expense increased in both the three and six month periods ended June 30, 2004 compared with the same periods of the prior year due to a higher provision for losses on unfunded loan commitments, waiver of certain client-paid mortgage loan fees and lower deferral of mortgage loan expenses due to the lower mortgage loan origination volume.

Contributing to the increases in other noninterest expense were higher non-credit related losses of $0.3 million and $0.8 million for the three and six month periods ended June 30, 2004, respectively, due to higher losses in the current year periods and an unusually low level of such losses in the prior year periods. In addition, training and travel expenses increased $0.3 and $0.6 million in the three and six month periods, respectively, while lower deferred loan origination costs also increased other expenses by $0.3 million and $0.5 million in the three and six month periods, respectively. Partially offsetting these increases were lower expenses for other real estate which declined $0.5 million and $0.7 million in the three and six month periods, respectively.

Excluding the effects of the Illinois Bank sale which closed in the third quarter, Citizens anticipates that noninterest expense in the third and fourth quarters will remain comparable to the second quarter level.

INCOME TAXES

Income tax provision increased to $6.7 million and $12.5 million in the three and six months ended June 30, 2004, respectively, compared with $2.5 million and $6.7 million in the same periods in 2003. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 26.2% and 25.7% for the three and six months ended June 30, 2004, respectively, compared with 16.1% and 19.2% for the same periods of 2003. In both the three and six month periods, the effective tax rates increased due to a higher ratio of taxable income to total income, attributable to the lower provision for loan losses. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest and noninterest income and, to a lesser extent, other permanent income tax differences.

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

                                               Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
      (in thousands)                           2004         2003          2004        2003
                                             --------     --------     --------     --------
      Commercial Banking                     $  8,077     $ (1,835)    $ 14,842     $  4,400
      Consumer Banking                         10,590       10,144       20,803       17,937
      Wealth Management                           506          120          619          647
      Other                                      (451)       4,785          (99)       5,288
                                             --------     --------     --------     --------
        Net income                           $ 18,722     $ 13,214     $ 36,165     $ 28,272
                                             ========     ========     ========     ========

COMMERCIAL BANKING

The increases in net income in both the three and six month periods ended June 30, 2004 was attributable to a decrease in the provision for loan losses, partially offset by declines in net interest income and noninterest income and higher noninterest expenses. The significant decline in the loan loss provision was due to lower net charge-offs, fewer commercial loan risk rating downgrades and improving non-performing asset levels. Net loan charge-offs in Commercial Banking declined to $2.7 million and $7.3 million in the three and six month periods ended June 30, 2004, respectively, compared with $9.4 million and $21.9 million in the same periods of 2003 due largely to a single credit charge-off of $11.5 million in the first quarter of 2003. Net interest income declined in both the three and six month periods ended June 30, 2004 as a result of lower average commercial loan balances due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. The decline in loans occurred in most markets with the exception of Southeast Michigan, including Oakland County, which experienced moderate growth. Noninterest income declined due to lower deposit service charges and cash management fees as certain commercial account relationships were transferred from Commercial Banking to Consumer Banking beginning in the second quarter of 2003, based upon the client's assigned office. Noninterest expense increased primarily due to higher compensation costs as a result of an increase in commercial banking staff, lower deferred origination-related compensation and higher recruiting-related incentives in Oakland County and other markets.

CONSUMER BANKING

The increase in net income for the three months ended June 30, 2004 compared to the same period of the prior year was due to a decrease in provision for loan losses and an increase in noninterest income. Noninterest income increased as a result of increased income from deposit service charges and net gains on sales of branch properties, offset by decreases in mortgage income from lower refinance activities. Noninterest income also increased due to the transfer of certain commercial account relationships from Commercial Banking to Consumer Banking beginning in the second quarter of 2003 resulting in higher deposit service charges and cash management fees. The decrease in provision for loan losses reflected a reduced level of net loan charge-offs. Lower mortgage portfolio loans and mortgage loans held for sale contributed to a decline in net interest income which partially offset the increases from higher noninterest income and lower provision for loan losses. The increase in net income for the six months ended June 30, 2004 compared to the same period a year ago was due to increases in net interest income and noninterest income and decreases in provision for loan losses and noninterest expense. Net interest income improved as a result of growing home equity and indirect loan portfolios and improved deposit spreads due to lower rates on deposit products, partially offset by lower mortgage portfolio loans and mortgage loans held for sale. Noninterest income increased due to higher deposit service charge income and net gains related to the sale of branch properties, partially offset by a decrease in mortgage income due to lower refinance volumes. The provision for loan losses declined reflecting a lower level of net charge-offs. Noninterest expense declined reflecting the prior year efforts to improve efficiency levels in the branches which was partially offset by increased advertising for Oakland County.

WEALTH MANAGEMENT

The increase in net income for the three month period ended June 30, 2004 was due to increases in net interest income and noninterest income and a decline in noninterest expense. Net interest income increased due to the internal transfer of loans and deposits to Wealth Management from the Commercial Banking and Consumer Banking lines of business to better align customer relationships. Noninterest income increased due to higher trust and brokerage fees. Trust fees increased primarily due to stronger financial markets and Citizens' sales and sales management processes implemented in the first quarter of 2004, which are focused on relationship management and new business development strategies. The increases in brokerage and investment fees were primarily due to a successful brokerage sales campaign in which the Consumer and Wealth Management lines of business collaborated to generate $34 million in brokerage and investment sales and $1.4 million in fee income. The decline in net income for the six month period ended June 30, 2004 was due to an increase in noninterest expense partially offset by increases in net interest income and noninterest income. Noninterest expense increased primarily due to higher incentive-based compensation and due to increased data processing costs related to implementation of the new trust and investment accounting systems and operations with SEI Investments and retirement services recordkeeping systems and operations with EPIC Advisors, Inc. Net interest income increased due to the internal transfer of loans and deposits mentioned above, and noninterest income increased due to higher trust and brokerage fees.

On July 22, 2004, Citizens Bank Wealth Management, N.A. announced that the Board of Trustees of the company-managed Golden Oak mutual funds has given preliminary approval to a proposal to reorganize on a tax-free basis the Golden Oak Funds into two leading fund groups: Goldman Sachs Trust and Federated Investors, Inc.'s family of funds. Six of the Golden Oak portfolios will merge with comparable portfolios managed by Goldman Sachs, and one portfolio will merge with a comparable portfolio offered by Federated. Golden Oak mutual fund portfolios currently have approximately $465 million in assets under management. The acquiring funds have filed registration statements with the Securities and Exchange Commission. The reorganization is expected to be completed at the end of September. At that time, the assets of the Golden Oak funds will be exchanged for shares of the acquiring funds. Citizens' expects to recognize a small gain upon completion of the reorganization, with minimal impact to its future results of operations and cash flow as a result of this transaction.

Early in the third quarter of 2004, Citizens replaced its broker/dealer services vendor with Independent Financial Marketing Group, Inc. (IFMG). IFMG will provide marketing support, advanced technology and improved processing capabilities. Citizens anticipates no significant change in cash flows or results of operations in the third quarter as a result of this new alliance, and anticipates enhanced brokerage and investment fee revenue and improved brokerage unit profitability beginning in subsequent periods as a result of this relationship.

OTHER

The decline in net income in both the three and six month periods ended June 30, 2004 was due to lower noninterest income and higher noninterest expense. Noninterest income declined due to the previously mentioned loss on sale of investment securities during the second quarter of 2004. Noninterest expense increased in both the three and six month periods due to higher salaries and employee benefits expense, increased marketing expenses, higher loan fee expense and increased non-credit related losses in the current year periods compared with an unusually low level of such losses in the prior year periods, and increased professional services expense.

FINANCIAL CONDITION

Total assets were $7.748 billion at June 30, 2004, an increase of $36.8 million or 0.5% compared with December 31, 2003. Total assets increased due to growth in portfolio loans. Portfolio loans increased $44.4 million or 0.8% compared with year end 2003 as consumer loans, excluding mortgage loans, increased, while mortgage and commercial loans declined. Total deposits at June 30, 2004 decreased $80.8 million or 1.5% compared with December 31, 2003 largely due to a decline in time deposits.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 27.3% of average earning assets during the first six months of 2004 compared with 23.7% for the same period of 2003, a $286 million increase from the prior year average levels. The increase was due to purchases of securities beginning in March 2003, when Citizens implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. In accordance with the plan, Citizens purchased approximately $500 million of mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. The purchases were funded with cash flow from loan repayments, runoff of investments and short- and medium-term borrowings.

PORTFOLIO LOANS

Portfolio loans increased $44.4 million or 0.8% compared with December 31, 2003 as consumer loans, excluding mortgage loans, increased, while mortgage and commercial loans declined. Commercial loans, including commercial real estate construction loans, decreased $99.6 million or 3.3% at June 30, 2004 compared with December 31, 2003, due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting Citizens' risk parameters. The decline moderated in the second quarter as commercial loans decreased only $9.1 million compared with the $90.5 million reduction in the first quarter of 2004. Continued declines in Citizens' Wisconsin and Iowa markets during the second quarter of 2004 were nearly offset by accelerating growth in Michigan's Oakland County market.

Consumer loans, excluding mortgage loans, increased $168.1 million or 9.5% at June 30, 2004 compared with December 31, 2003 due to strong growth in home equity loans. Home equity loans increased $124 million or 16.6% in the six months ended June 30, 2004. The recreational vehicle and marine segments of the indirect loan portfolio also experienced strong growth due to higher seasonal demand in the second quarter. Mortgage loans declined $24.1 million or 4.9% compared to December 31, 2003. The decline in the mortgage portfolio occurred due to ongoing repayment and refinance activity coupled with Citizens' strategy to sell most new mortgage loan production into the secondary market. Compared with June 30, 2003, mortgage loans declined $111.5 million or 19.2% at June 30, 2004 as a result of prepayments from refinancing.

Growth in consumer loans is anticipated to continue during the remainder of 2004 led by strong growth in home equity loans and more moderate growth in indirect loans, primarily marine and recreational vehicle loans, consistent with the trend in consumer loan growth over the past twelve months. Mortgage loans are expected to continue to decline due to ongoing refinance and repayment activity combined with our strategy to sell most new mortgage loan production. Commercial loans are anticipated to flatten during the second half of the year and begin to grow prior to year end with improvement in new business development led by the Oakland County market.

At June 30, 2004 and 2003, $50.1 million and $87.8 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale were $37.0 million at June 30, 2004, down $7.7 million compared with December 31, 2003 and $99.4 million lower compared with June 30, 2003. These balances generally track the level of originations, as we sell most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. Closed mortgage loan volume declined to $217 million in the second quarter of 2004 compared with $491 million in the second quarter of 2003. New mortgage loan production was spurred during the second quarter of 2003 by a strong refinance market as a result of the low interest rate environment. Average mortgage loans held for sale during the first six months of 2004 comprised 0.5% of average earning assets compared with 2.3% during the same period in 2003. Mortgage loans held for sale are accounted for on the lower of cost or market basis.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience during the three and six months ended June 30, 2004 and 2003 is provided below.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                  Three Months Ended           Six Months Ended
                                                                                        June 30,                    June 30,
                                                                               ------------------------    ------------------------
(in thousands)                                                                    2004          2003          2004          2003
                                                                               ----------    ----------    ----------    ----------
Allowance for loan losses - beginning of period                                $  123,703    $  109,695    $  123,545    $  106,777
Provision for loan losses                                                           4,500        25,650        11,500        44,642
Charge-offs:
  Commercial                                                                        2,982         7,577         8,685        21,710
  Commercial real estate                                                            1,918         4,321         3,069         5,276
  Small business                                                                      167           273           385           537
                                                                               ----------    ----------    ----------    ----------
    Total commercial                                                                5,067        12,171        12,139        27,523
  Real estate mortgage                                                                305            76           498           701
  Consumer - Direct                                                                 1,220         1,790         2,850         3,538
  Consumer - Indirect                                                               1,630         2,152         3,521         4,663
                                                                               ----------    ----------    ----------    ----------
    Total charge-offs                                                               8,222        16,189        19,008        36,425
                                                                               ----------    ----------    ----------    ----------
Recoveries:
  Commercial                                                                        2,202         2,115         4,534         4,147
  Commercial real estate                                                              225           623           657         1,088
  Small business                                                                      107            93           124           455
                                                                               ----------    ----------    ----------    ----------
    Total commercial                                                                2,534         2,831         5,315         5,690
  Real estate mortgage                                                                 23             8            36             9
  Consumer - Direct                                                                   560           479           998           918
  Consumer - Indirect                                                                 707           828         1,419         1,691
                                                                               ----------    ----------    ----------    ----------
    Total recoveries                                                                3,824         4,146         7,768         8,308
                                                                               ----------    ----------    ----------    ----------
Net charge-offs                                                                     4,398        12,043        11,240        28,117
                                                                               ----------    ----------    ----------    ----------
Allowance for loan losses - end of period                                      $  123,805    $  123,302    $  123,805    $  123,302
                                                                               ==========    ==========    ==========    ==========

Portfolio loans outstanding at period end (1)                                  $5,290,078    $5,287,249    $5,290,078    $5,287,249
Average portfolio loans outstanding during period (1)                           5,268,645     5,252,718     5,232,686     5,297,426
Allowance for loan losses as a percentage of portfolio loans                         2.34%         2.33%         2.34%         2.33%
Ratio of net charge-offs during period to average portfolio loans
(annualized)                                                                         0.33          0.92          0.43          1.06
Loan loss coverage (allowance as a multiple of net charge-offs, annualized)           7.0X          2.6x          5.5X          2.2x

(1)   Balances exclude mortgage loans held for sale.

Net charge-offs declined to $4.4 million in the second quarter of 2004 compared with $12.0 million in the second quarter of 2003. The decline was due primarily to lower net charge-offs in the commercial loan portfolio, and to a lesser extent, lower consumer loan net charge-offs. For the six month period net charge-offs were $11.2 million compared with $28.1 million in the same period a year ago. The significant decline in net charge-offs was largely due to an $11.5 million charge-off on a single commercial credit in the first quarter of 2003.

The provision for loan losses declined to $4.5 million compared with $25.7 million in the same quarter of 2003. The decline in the provision for loan losses reflects the lower level of net charge-offs, a reduction in nonperforming assets and fewer risk rating downgrades on commercial credits during the quarter. Citizens anticipates both net charge-offs and provision expense to be somewhat higher in the third quarter than in the second quarter of 2004, due to the unusually low level of consumer loan charge-offs in the second quarter and anticipated higher commercial loan net charge-offs in the third quarter of 2004.

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

The allowance for loan losses totaled $123.8 million or 2.34% of loans at June 30, 2004, consistent with the December 31, 2003 level of $123.5 million or 2.36% of loans. At June 30, 2004, the allowance allocated to specific commercial and commercial real estate credits was $16.4 million compared with $18.3 million at December 31, 2003. The decrease was primarily attributable to a decline in criticized and classified credits (i.e., those internally risk rated 7 - special mention, 8 - substandard or 9 - doubtful). Criticized and classified credits subject to specific reserves declined $23.0 million to $43.7 million at June 30, 2004 compared with $66.7 million at December 31, 2003.

The total formula risk-allocated allowance was $86.2 million at June 30, 2004, down from $89.5 million at December 31, 2003. The amount allocated to commercial and commercial real estate loans, including construction loans, decreased to $64.9 million at June 30, 2004 compared with $69.7 million at December 31, 2003. The decrease reflected a lower level of nonperforming assets in these categories. The risk-allocated allowance for residential real estate loans increased to $5.8 million at June 30, 2004 compared with $4.7 million at December 31, 2003, reflecting a higher loss allocation factor applied to the mortgage portfolio. The risk-allocated allowance for consumer loans, excluding mortgage loans, increased to $15.5 million at June 30, 2004 compared with $15.1 million at December 31, 2003, due to growth in home equity loans.

The unallocated allowance increased to $21.2 million at June 30, 2004, compared with $15.7 million at December 31, 2003. The unallocated portion of the allowance is maintained to address the uncertainty relating to factors affecting the determination of probable losses inherent in the loan portfolio that may not have yet manifested themselves in our specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions and changes in the composition of our portfolio. The increase in the unallocated allowance resulted from additional uncertainty in high risk energy-dependent industries such as trucking and tourism, and additional uncertainty regarding the agricultural loan portfolio.

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

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and repossessed assets, primarily real estate. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of June 30, 2004, December 31, 2003 and June 30, 2003.

NONPERFORMING ASSETS

                                                                        JUNE 30,     December 31,     June 30,
(in thousands)                                                            2004           2003           2003
                                                                        --------     ------------     --------
Nonperforming Loans
  Nonaccrual Commercial:
    Commercial                                                          $ 18,066       $ 37,171       $ 52,760
    Commercial real estate                                                14,982         16,385         19,568
    Small business                                                         2,749          1,603          1,466
                                                                        --------       --------       --------
      Total commercial                                                    35,797         55,159         73,794
  Nonaccrual Consumer:
    Direct                                                                 4,042          3,177          3,208
    Indirect                                                                 655          1,247          1,094
                                                                        --------       --------       --------
      Total consumer                                                       4,697          4,424          4,302
Nonaccrual Mortgage                                                        7,697          9,161          9,832
                                                                        --------       --------       --------
      Total nonaccrual loans                                              48,191         68,744         87,928
Loans 90 days past due and still accruing                                    298            345            607
Restructured loans                                                            52             --             --
                                                                        --------       --------       --------
      Total nonperforming loans                                           48,541         69,089         88,535
Other Repossessed Assets Acquired (ORAA)                                   9,673          7,943          8,044
                                                                        --------       --------       --------
      Total nonperforming assets                                        $ 58,214       $ 77,032       $ 96,579
                                                                        ========       ========       ========

Nonperforming assets as a percent of portfolio loans plus ORAA (1)          1.10%          1.47%          1.82%
Nonperforming assets as a percent of total assets                           0.75           1.00           1.24
Allowance for loan loss as a percent of nonperforming loans               255.05         178.82         139.27
Allowance for loan loss as a percent of nonperforming assets              212.67         160.38         127.67

(1)   Portfolio loans exclude mortgage loans held for sale.

The level of nonperforming commercial loans at June 30, 2004 declined as we sold one of our two largest nonperforming assets and received a significant cash payment on the other during the first quarter of 2004, reducing nonperforming assets by a total of $8.4 million on these two credits alone. In addition, nonperforming commercial loans declined as a result of continued aggressive collection and workout efforts. Changes in nonperforming loans are reflected in the allowance for loan losses through specific and risk allocated allowances. As of June 30, 2004, the total allocated allowance for nonaccrual commercial loans was approximately $5.2 million compared with $7.7 million at June 30, 2003.

In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of June 30, 2004, such loans amounted to $165.3 million, or 3.1% of total portfolio loans, compared with $189.8 million, or 3.6%, of total portfolio loans as of December 31, 2003. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Some of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at June 30, 2004 and 2003 as well as their effect on interest income for the first quarter of 2004 and 2003 follows:

IMPAIRED LOAN INFORMATION

                                                                                     Valuation Reserve
                                                                                  ----------------------
(in thousands)                                             2004        2003          2004        2003
                                                        ---------    ---------    ---------    ---------
Balances - June 30,
  Impaired loans with valuation reserve                 $  29,420    $  52,315    $  11,294    $  17,767
  Impaired loans with no valuation reserve                 18,492       44,068           --           --
                                                        ---------    ---------    ---------    ---------
     Total impaired loans                               $  47,912    $  96,383    $  11,294    $  17,767
                                                        =========    =========    =========    =========

  Impaired loans on nonaccrual basis                    $  35,797    $  73,794    $   5,161    $   7,658
  Impaired loans on accrual basis                          12,115       22,589        6,133       10,109
                                                        ---------    ---------    ---------    ---------
     Total impaired loans                               $  47,912    $  96,383    $  11,294    $  17,767
                                                        =========    =========    =========    =========

Average balance for the quarter                         $  57,687    $  91,479
Interest income recognized for the quarter                    249          283
Cash collected applied to outstanding principal               384        1,076

DEPOSITS

Total deposits decreased $80.8 million, or 1.5% to $5.361 billion at June 30, 2004 compared with $5.442 billion at December 31, 2003. The decline in deposits occurred largely within time deposits, reflecting our less aggressive pricing posture during the low interest rate environment. Time deposits declined $222 million to $1.738 billion at June 30, 2004 compared with $1.960 billion at December 31, 2003. Core deposits, which exclude time deposits, totaled $3.623 billion at June 30, 2004 an increase of $141 million or 4.0% compared with December 31, 2003. The increase in core deposits occurred primarily as a result of the growth in market rate savings, and to a lesser extent, growth in noninterest checking deposits. A decline in interest-bearing checking deposits partially offset the increase in other core deposits.

We gather deposits primarily within our local markets and have not traditionally relied on brokered or out of market purchased deposits for any significant portion of our funding. At June 30, 2004, we had approximately $164 million in brokered deposits, up slightly from $159 million at December 31, 2003. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, we had approximately $417 million of time deposits greater than $100,000, a decrease of $43 million from December 31, 2003. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from our local markets. We continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, FHLB advances and Treasury Tax and Loan notes. As of June 30, 2004, short-term borrowed funds totaled $747.9 million, an increase of $116.3 million or 18.4% compared with December 31, 2003. For the six months ended June 30, 2004, average short-term borrowed funds totaled $598.1 million, an increase of $251.5 million, or 72.6% from the same period of 2003. The increased short-term borrowings provided funding to support expansion of the investment portfolio, which commenced in the first quarter of 2003, and partially offset a decrease in average deposits.

Long-term debt consists almost entirely of advances from the Federal Home Loan Bank ("FHLB") to our subsidiary banks, and subordinated notes issued by our holding company parent. Average long-term debt totaled $937.1 million for the first six months of 2004, an increase of $152.9 million or 19.5% compared with the same period in 2003. The increases resulted from the issuance of $125 million of subordinated debt in the first quarter of 2003, $25 million of junior subordinated debentures in the second quarter of 2003, and increases in FHLB advances. The $125 million of subordinated debt and the $25 million of junior subordinated debentures qualify as Tier II and Tier I capital, respectively, for regulatory risk-based capital purposes and were issued to improve liquidity and risk-based capital ratios. The increase in FHLB advances provided funding to support the expansion of the investment portfolio and the decline in deposits during 2003. For further information on the two subordinated debt issuances, refer to Note 12 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

CAPITAL RESOURCES

We continue to maintain a strong capital position, which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well capitalized" standards and all of our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of June 30, 2004, December 31, 2003 and June 30, 2003 are presented below.

CAPITAL RATIOS

                                   Regulatory
                                  Minimum For
                                     "Well            JUNE 30,          December 31,        June 30,
                                  Capitalized"          2004                2003              2003
                                  ------------          ----                ----              ----
Risk based capital:
  Tier I                              6.0%              10.0%                9.8%              9.6%
  Total capital                      10.0               13.4                13.2              13.1
Tier I leverage                       5.0                7.5                 7.5               7.2

Shareholders' equity at June 30, 2004 was $627.7 million, compared with $635.2 million at December 31, 2003 and $639.2 million as of June 30, 2003. Book value per common share at June 30, 2004, December 31, 2003 and June 30, 2003 was $14.51, $14.69 and $14.77, respectively. We declared and paid cash dividends of $0.285 per share in the second quarter of 2004, the same as we declared and paid in the second quarter of 2003. Shareholders' equity decreased as accumulated other comprehensive income, a component of capital, declined due to a decrease in the fair value of our available for sale securities. During the second quarter of 2004, we purchased a total of 108,000 shares for $3.2 million. Information regarding the Company's share repurchase program is set forth later in this report under Part II, Item 2 "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

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

The primary sources of liquidity for the parent company are dividends from and returns on investment in its subsidiaries. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as a member bank of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. As of July 1, 2004, the banking subsidiaries could distribute to Citizens approximately $33.2 million in dividends without regulatory approval.

An additional source of liquidity is the ability of our parent company to borrow funds on both a short-term and long-term basis. Our parent company maintains a $50 million short-term revolving credit facility with two unaffiliated banks. As of June 30, 2004, we had no outstanding balance under this credit facility. The current facility will mature in August 2004 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain financial covenants related to asset quality and capital levels. We were in full compliance with all debt covenants as of June 30, 2004.

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

Our Oakland County branch expansion plan will pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. We anticipate that through a combination of wholesale funding and deposit generation of both the new Oakland County branches and the existing branch network, we will be able to fund all aspects of the expansion plan. In addition, the combined effect of the third quarter 2004 sale of the Illinois Bank and the prepayment of Federal Home Loan Bank advances had a neutral impact on liquidity.

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

INTEREST RATE RISK

Interest rate risk arises when the repricing structures of our assets and liabilities differ significantly. Interest rate risk can result from a mismatch in the timing of the repricing of assets and liabilities, option risk which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and when those market rates change by different amounts. Many assets and liabilities contain embedded options which allow customers, and entities associated with our investments and wholesale funding, the opportunity to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Our Asset / Liability Committee (ALCO) monitors asset, liability, and off-balance-sheet portfolios to ensure comprehensive management of interest rate risk. The Asset / Liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity, commonly referred to as repricing "GAP," as of June 30, 2004 and 2003 is illustrated in the table on the following page.

INTEREST RATE SENSITIVITY

                                                                                          TOTAL
                                                      1-90      91-180      181-365       WITHIN       1-5        Over
(dollars in millions)                                 Days       Days         Days        1 YEAR      Years     5 Years     Total
                                                    --------   --------    ---------    ---------   ---------   -------   ---------
JUNE 30, 2004
RATE SENSITIVE ASSETS (1)
Portfolio loans (2)                                 $2,502.8   $  239.3    $   416.9    $ 3,159.0   $ 1,791.2   $ 339.9   $ 5,290.1
Mortgage loans held for sale                            37.0         --           --         37.0          --        --        37.0
Investment securities                                   76.0       71.0         86.8        233.8     1,082.3     660.0     1,976.1
Short-term investments                                   2.2         --           --          2.2          --        --         2.2
                                                    --------   --------    ---------    ---------   ---------   -------   ---------
Total                                               $2,618.0   $  310.3    $   503.7    $ 3,432.0   $ 2,873.5   $ 999.9   $ 7,305.4
                                                    ========   ========    =========    =========   =========   =======   =========

RATE SENSITIVE LIABILITIES
Deposits (3)                                        $1,383.1   $  391.3    $   677.1    $ 2,451.5   $ 1,719.2   $ 270.8   $ 4,441.5
Other interest bearing liabilities                     823.7        0.7        215.1      1,039.5       263.4     376.4     1,679.3
                                                    --------   --------    ---------    ---------   ---------   -------   ---------
Total                                               $2,206.8   $  392.0    $   892.2    $ 3,491.0   $ 1,982.6   $ 647.2   $ 6,120.8
                                                    ========   ========    =========    =========   =========   =======   =========

Period GAP (4)                                      $  411.2   $  (81.7)   $  (388.5)   $   (59.0)  $   890.9   $ 352.7   $ 1,184.6
Cumulative GAP                                         411.2      329.5        (59.0)                   831.9   1,184.6
Cumulative GAP to Total Assets                          5.31%      4.25%       (0.76)%      (0.76)%     10.74%    15.29%      15.29%
Multiple of Rate Sensitive Assets to Liabilities        1.19       0.79         0.56         0.98        1.45      1.54        1.19

JUNE 30, 2003
RATE SENSITIVE ASSETS (1)
Portfolio loans (2)                                 $2,637.3   $  277.9    $   443.2    $ 3,358.4   $ 1,710.4   $ 218.5   $ 5,287.3
Mortgage loans held for sale                           136.4         --           --        136.4          --        --       136.4
Investment securities                                  255.7      137.4        251.3        644.4       824.9     434.8     1,904.1
Short-term investments                                   6.4         --           --          6.4          --        --         6.4
                                                    --------   --------    ---------    ---------   ---------   -------   ---------
Total                                               $3,035.8   $  415.3    $   694.5    $ 4,145.6   $ 2,535.3   $ 653.3   $ 7,334.2
                                                    ========   ========    =========    =========   =========   =======   =========

RATE SENSITIVE LIABILITIES
Deposits (3)                                        $  667.7   $  507.4    $   927.6    $ 2,102.7   $ 2,142.2   $ 510.4   $ 4,755.3
Other interest bearing liabilities                     564.9        0.3         25.2        590.4       425.5     396.6     1,412.5
                                                    --------   --------    ---------    ---------   ---------   -------   ---------
Total                                               $1,232.6   $  507.7    $   952.8    $ 2,693.1   $ 2,567.7   $ 907.0   $ 6,167.8
                                                    ========   ========    =========    =========   =========   =======   =========

Period GAP (4)                                      $1,803.2   $  (92.4)   $  (258.3)   $ 1,452.5   $   (32.4)  $(253.7)  $ 1,166.4
Cumulative GAP                                       1,803.2    1,710.8      1,452.5                  1,420.1   1,166.4
Cumulative GAP to Total Assets                         23.16%     21.97%       18.66%       18.66%      18.24%    14.98%      14.98%
Multiple of Rate Sensitive Assets to Liabilities        2.46       0.82         0.73         1.54        0.99      0.72        1.19

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)   Balances exclude mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits of $1.259 billion and $711 million in 2004 and 2003, respectively, in the less than one year category, and $1.370 billion and $1.911 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)   GAP is the excess of rate sensitive assets (liabilities).

As shown in the table above, as of June 30, 2004, rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $59 million, compared with June 30, 2003 when rate sensitive assets repricing within one year exceeded rate sensitive liabilities within one year by $1.453 billion. These results suggest an interest rate risk position which is not significantly mismatched; however, embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Because of these limitations, we use income simulation modeling to evaluate the impact of market interest rate changes on the Company's net interest income.

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

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes us to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, we enter into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments and the related commitments to fund residential mortgage loan applications at specific rates are considered derivatives under SFAS 133. Our practice to hedge our market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2004, we had forward commitments to sell mortgage loans of $26.5 million.

We performed simulations as of June 30, 2004 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming limited changes to balance sheet levels over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income is expected to be lower by 0.5% and 1.7%, respectively, of what it would be if rates were to remain at June 30, 2004 levels. An immediate 50 basis point parallel decline in market rates is expected to reduce net interest income over the following 12 months by 0.5% of what it would be if rates remain constant over the entire time period at June 30, 2004 levels. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of these or other factors, could produce different results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2003 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                               Total Number of            Maximum Number of
                                                                             Shares Purchased as         Shares that May Yet
                                                                               Part of Publicly          Be Purchased Under
                      Total Number of           Average Price Paid            Announced Plans or        The Plans or Programs
Period               Shares Purchased               Per Share                      Programs                      (a)
------               ----------------           ------------------           -------------------        ---------------------
April 2004                25,000                       31.61                         25,000                    3,127,800
May 2004                  73,000                       29.47                         73,000                    3,054,800
June 2004                 10,000                       30.09                         10,000                    3,044,800
                         -------                       -----                        -------
Total                    108,000                       30.02                        108,000                    3,044,800

(a) In October 2001, our Board of Directors approved the repurchase of up to 3,000,000 shares of our common stock from time to time in the market and in October 2003, the Board approved the repurchase of an additional 3,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2004, a total of 2,955,200 shares of common stock had been repurchased at an average price of $28.32 pursuant to this program. The purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Citizens held its Annual Meeting of Shareholders on April 22, 2004 at which the shareholders elected five nominees to the Board of Directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

     Director                               For                     Withheld
     --------                               ---                     --------
Richard J. Dolinski                      32,324,527                  490,703
William R. Hartman                       32,539,913                  275,317
Stephen J. Lazaroff                      31,757,417                1,057,813
Kendall B. Williams                      31,758,744                1,056,487
William B. Shedd                         32,280,201                  535,028

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1 Stock Purchase Agreement by and between Metropolitan Bank Group, Inc., and Citizens Banking Corporation, Parent of Citizens Bank-Illinois, National Association, dated as of April 2, 2004 and Amendment No. 1 thereto, dated August 4, 2004

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

      32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act

(b)   Report on Form 8-K

      A report on Form 8-K, dated April 02, 2004, was filed under Items 5, 7 and 12 on April 05, 2004, announcing Citizens' signing of a definitive agreement to sell its subsidiary, Citizens Bank - Illinois, N.A. to Metropolitan Bank Group, Inc.

      A report on Form 8-K, dated April 22, 2004, was filed under Items 7 and 12 on April 26, 2004, announcing Citizens' results of operations for the three month period ended March 31, 2004. The information was considered furnished, rather than filed.

      A report on Form 8-K, dated April 23, 2004, was filed under Items 7 and 12 on April 28, 2004, disclosing the transcript of a conference call during which officers of Citizens reviewed financial results of operations for the three month period ended March 31, 2004 and certain other information. The information was considered furnished, rather than filed.

      No financial statements were filed with any of these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION


Date: August 5, 2004                         By  /s/ Charles D. Christy
     --------------------                       --------------------------------
                                                Charles D. Christy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                  duly authorized officer)


                                                /s/ Daniel E. Bekemeier
                                                --------------------------------
                                                Daniel E. Bekemeier
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Stock Purchase Agreement by and between Metropolitan Bank Group,
              Inc., and Citizens Banking Corporation, Parent of Citizens
              Bank-Illinois, National Association, dated as of April 2, 2004 and
              Amendment No. 1 thereto, dated August 4, 2004

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