Form 10-Q
period 2004-09-30
CITIZENS BANKING CORP
filed 2004-11-08
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended      September 30, 2004
                               -----------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                 to
                               ---------------    -------------

Commission file Number              000-10535
                       ---------------------------------------

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                    38-2378932
-----------------------------------------           -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   328 S. Saginaw St., Flint, Michigan                         48502
-----------------------------------------           ------------------------
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

                                                                  [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 29, 2004
--------------------------                       -------------------------------
Common Stock, No Par Value                                43,245,286 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q



                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.................................................  3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................... 14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................ 34

     Item 4 - Controls and Procedures........................................................... 34

PART II - OTHER INFORMATION

     Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds........................ 35


     Item 6 -Exhibits........................................................................... 35

SIGNATURES...................................................................................... 36

EXHIBIT INDEX................................................................................... 37

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


 CONSOLIDATED BALANCE SHEETS
 CITIZENS BANKING CORPORATION AND SUBSIDIARIES                      SEPTEMBER 30,    December 31,
 (in thousands)                                                         2004            2003
                                                                    -------------    -------------
                                                                    (UNAUDITED)        (Note 1)
ASSETS
    Cash and due from banks                                         $     166,936    $     182,545
    Interest-bearing deposits with banks                                    1,933            2,223
    Investment Securities:
    Available-for-Sale:
      U.S. Treasury and federal agency securities                       1,384,546        1,452,582
      State and municipal securities                                      407,226          437,003
      Other securities                                                     70,902           75,616
    Held-to-maturity:
      State and municipal securities (fair value of $49,646 and
        $19,913, respectively)                                             48,878           19,857
                                                                    -------------    -------------
        Total investment securities                                     1,911,552        1,985,058
    Mortgage loans held for sale                                           15,715           42,561
    Loans:
    Commercial                                                          2,718,129        2,885,868
    Real estate construction                                              204,881          192,759
    Real estate mortgage                                                  409,113          405,026
    Consumer                                                            1,971,308        1,764,165
                                                                    -------------    -------------
        Total loans                                                     5,303,431        5,247,818
    Less: Allowance for loan losses                                      (122,184)        (123,545)
                                                                    -------------    -------------
        Net loans                                                       5,181,247        5,124,273
    Premises and equipment                                                117,743          112,784
    Goodwill                                                               54,527           54,785
    Other intangible assets                                                14,758           16,932
    Bank owned life insurance                                              82,022           80,461
    Other assets                                                          113,017          109,448
                                                                    -------------    -------------
TOTAL ASSETS                                                        $   7,659,450    $   7,711,070
                                                                    =============    =============
LIABILITIES
    Noninterest-bearing deposits                                    $     933,864    $     882,429
    Interest-bearing deposits                                           4,333,475        4,559,838
                                                                    -------------    -------------
      Total deposits                                                    5,267,339        5,442,267
    Federal funds purchased and securities sold
    under agreements to repurchase                                        707,219          588,593
    Other short-term borrowings                                            44,266           43,077
    Other liabilities                                                      64,588           65,112
    Long-term debt                                                        926,318          936,859
                                                                    -------------    -------------
      Total liabilities                                                 7,009,730        7,075,908
SHAREHOLDERS' EQUITY
    Preferred stock - no par value                                             --               --
    Common stock - no par value                                            97,882          100,314
    Retained earnings                                                     530,896          512,045
    Accumulated other comprehensive income                                 20,942           22,803
                                                                    -------------    -------------
      Total shareholders' equity                                          649,720          635,162
                                                                    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   7,659,450    $   7,711,070
                                                                    =============    =============

 See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
 CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                        ---------------------------   ----------------------------
(in thousands, except per share amounts)                   2004            2003           2004             2003
                                                        ------------   ------------   ------------    ------------

INTEREST INCOME
 Interest and fees on loans                             $     75,470   $     80,371   $    223,249    $    247,394
 Interest and dividends on investment securities:
 Taxable                                                      15,312         14,254         46,775          45,795
 Tax-exempt                                                    5,243          5,059         15,766          15,288
 Money market investments                                          4              3              8             102
                                                        ------------   ------------   ------------    ------------
  Total interest income                                       96,029         99,687        285,798         308,579
                                                        ------------   ------------   ------------    ------------
INTEREST EXPENSE
 Deposits                                                     15,634         18,851         47,977          66,410
 Short-term borrowings                                         2,701          1,463          5,771           3,497
 Long-term debt                                                8,393          8,219         25,203          23,092
                                                        ------------   ------------   ------------    ------------
  Total interest expense                                      26,728         28,533         78,951          92,999
                                                        ------------   ------------   ------------    ------------
NET INTEREST INCOME                                           69,301         71,154        206,847         215,580
Provision for loan losses                                      4,985         10,300         16,485          54,942
                                                        ------------   ------------   ------------    ------------
  Net interest income after provision for loan losses         64,316         60,854        190,362         160,638
                                                        ------------   ------------   ------------    ------------
NONINTEREST INCOME
 Service charges on deposit accounts                           9,196          7,703         26,307          21,842
 Trust fees                                                    4,222          4,368         13,060          12,912
 Mortgage and other loan income                                1,750          5,404          7,053          15,967
 Brokerage and investment fees                                 1,719          2,333          6,152           6,015
 Bankcard fees                                                   853            761          2,547           2,310
 Gain on sale of Illinois bank subsidiary                     11,650             --         11,650              --
 Other                                                         5,158          4,443         15,147          14,041
                                                        ------------   ------------   ------------    ------------
 Total fees and other income                                  34,548         25,012         81,916          73,087
 Investment securities (losses) gains                            534             42         (1,519)            101
                                                        ------------   ------------   ------------    ------------
  Total noninterest income                                    35,082         25,054         80,397          73,188

NONINTEREST EXPENSE
 Salaries and employee benefits                               32,649         31,036         97,773          92,548
 Occupancy                                                     4,859          4,328         15,123          13,337
 Professional services                                         4,131          4,946         12,340          12,613
 Equipment                                                     3,486          4,060         10,796          12,098
 Data processing services                                      3,192          3,225         10,278           9,599
 Advertising and public relations                              2,090          1,395          6,273           4,067
 Postage and delivery                                          1,516          1,739          4,934           5,100
 Telephone                                                     1,543          1,169          4,528           3,479
 Other loan fees                                                 384          1,360          3,144           3,647
 Stationery and supplies                                         947            911          2,705           2,679
 Prepayment penalty on FHLB advances                          17,959             --         17,959              --
 Other                                                         6,217          5,431         15,797          13,375
                                                        ------------   ------------   ------------    ------------
  Total noninterest expense                                   78,973         59,600        201,650         172,542
                                                        ------------   ------------   ------------    ------------
INCOME BEFORE INCOME TAXES                                    20,425         26,308         69,109          61,284
Income tax provision                                             779          6,703         13,298          13,407
                                                        ------------   ------------   ------------    ------------
NET INCOME                                              $     19,646   $     19,605   $     55,811    $     47,877
                                                        ============   ============   ============    ============
NET INCOME PER SHARE:
 Basic                                                          0.46           0.45   $       1.29    $       1.10
 Diluted                                                        0.45           0.45           1.28            1.10
CASH DIVIDENDS DECLARED PER SHARE                              0.285          0.285          0.855           0.855
AVERAGE SHARES OUTSTANDING:
 Basic                                                        43,224         43,227         43,277          43,326
 Diluted                                                      43,677         43,501         43,763          43,574


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                                                 Accumulated
                                                                                                    Other
                                                                  Common         Retained       Comprehensive
(in thousands except per share amounts)                           Stock          Earnings           Income           Total
                                                              -------------    -------------   ---------------   -------------

BALANCE - SEPTEMBER 30, 2003                                  $     100,425    $     506,318   $        27,401   $     634,144
 Comprehensive income:
  Net income                                                                          18,074                            18,074
  Other comprehensive income:
  Net unrealized loss on securities available-for-sale,
   net of tax effect of $(2,784)                                                                        (5,171)
  Less: Reclassification adjustment for net gains included
   in net income, net of tax effect of $1                                                                   (1)
  Net change in unrealized gain on cash flow hedges, net of
   tax effect of $280                                                                                      398
  Minimum pension liability, net of tax effect of $95                                                      176          (4,598)
                                                                                               ---------------   -------------
   Total comprehensive income                                        13,476
 Tax benefit on non-qualified stock options                           2,500                                              2,500
 Exercise of stock options, net of shares purchased                   2,293                                              2,293
 Shares acquired for retirement                                      (5,144)                                            (5,144)
 Net change in deferred compensation, net of tax effect                 240                                                240
 Cash dividends - $0.285 per share                                                   (12,347)                          (12,347)
                                                              -------------    -------------   ---------------   -------------
BALANCE - DECEMBER 31, 2003                                         100,314          512,045            22,803         635,162
 Comprehensive income:
  Net income                                                                          17,443                            17,443
  Other comprehensive income:
  Net unrealized gain on securities available-for-sale,
   net of tax effect of $7,227                                                                          13,422
  Net change in unrealized loss on cash flow hedges, net of
   tax effect of $(90)                                                                                    (168)         13,254
                                                                                               ---------------   -------------
   Total comprehensive income                                        30,697
 Exercise of stock options, net of shares purchased                   4,015                                              4,015
 Shares acquired for retirement                                      (3,387)                                            (3,387)
 Net change in deferred compensation, net of tax effect                  40                                                 40
 Cash dividends - $0.285 per share                                                   (12,345)                          (12,345)
                                                              -------------    -------------   ---------------   -------------
BALANCE - MARCH 31, 2004                                            100,982          517,143            36,057         654,182
 Comprehensive income:
  Net income                                                                          18,722                            18,722
  Other comprehensive income:
  Net unrealized loss on securities available-for-sale,
   net of tax effect of $(16,638)                                                                      (30,898)
  Net change in unrealized loss on cash flow hedges, net of
   tax effect of $(175)                                                                                   (325)        (31,223)
                                                                                               ---------------   -------------
   Total comprehensive income                                                                                          (12,501)
 Exercise of stock options, net of shares purchased                     477                                                477
 Tax benefit on non-qualified stock options                           1,045                                              1,045
 Shares acquired for retirement                                      (3,242)                                            (3,242)
 Net change in deferred compensation, net of tax effect                  71                                                 71
 Cash dividends - $0.285 per share                                                   (12,284)                          (12,284)
                                                              -------------    -------------   ---------------   -------------
BALANCE - JUNE 30, 2004                                              99,333          523,581             4,834         627,748
 Comprehensive income:
  Net income                                                                          19,646                            19,646
  Other comprehensive income:
  Net unrealized gain on securities available-for-sale,
   net of tax effect of $8,757                                                                          16,263
  Net change in unrealized loss on cash flow hedges, net of
   tax effect of $(83)                                                                                    (155)         16,108
                                                                                               ---------------   -------------
   Total comprehensive income                                                                                           35,754
 Exercise of stock options, net of shares purchased                   1,662                                              1,662
 Tax benefit on non-qualified stock options                             325                                                325
 Shares acquired for retirement                                      (3,484)                                            (3,484)
 Net change in deferred compensation, net of tax effect                  46                                                 46
 Cash dividends - $0.285 per share                                                   (12,331)                          (12,331)
                                                              -------------    -------------   ---------------   -------------
BALANCE - SEPTEMBER 30, 2004                                  $      97,882    $     530,896   $        20,942   $     649,720
                                                              =============    =============   ===============   =============


See notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
 CITIZENS BANKING CORPORATION AND SUBSIDIARIES


                                                                      Nine Months Ended
                                                                        September 30,
 (in thousands)                                                      2004          2003(1)
                                                                  -----------    -----------
OPERATING ACTIVITIES:
    Net income                                                    $    55,811    $    47,877
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                          16,485         54,942
    Depreciation                                                        9,105         10,590
    Amortization of intangibles                                         2,174          2,174
    Net amortization on investment securities                           7,084          7,270
    Investment securities losses (gains)                                1,519           (101)
    Gain on sale of Illinois bank                                     (11,650)            --
    Loans originated for sale                                        (296,932)    (1,103,644)
    Proceeds from sales of mortgage loans held for sale               325,332      1,141,965
    Net gains from loan sales                                          (3,441)       (10,205)
    Stock-based compensation                                               --            200
    Net change in deferred compensation, net of tax effect                157             79
    Other                                                             (17,036)         8,736
                                                                  -----------    -----------
       Net cash provided by operating activities                       88,608        159,883

INVESTING ACTIVITIES:
    Net decrease in money market investments                              290         68,964
    Securities available-for-sale:
    Proceeds from sales                                               150,701          1,438
    Proceeds from maturities                                          276,369        633,417
    Purchases                                                        (332,246)    (1,196,213)
    Purchases of securities held-to-maturity                          (31,788)        (7,262)
    Proceeds from sale of Illinois bank                                26,250             --
    Net (increase) decrease in loans                                  (71,572)       167,721
    Net increase in premises and equipment                            (14,064)        (4,975)
                                                                  -----------    -----------
      Net cash used in investing activities                             3,940       (336,910)

FINANCING ACTIVITIES:
    Net increase (decrease) in demand and savings deposits            179,456        (82,218)
    Net decrease in time deposits                                    (354,384)      (372,502)
    Net increase in short-term borrowings                             119,815        350,078
    Proceeds from issuance of long-term debt                          325,000        370,332
    Principal reductions in long-term debt                           (337,125)       (30,364)
    Cash dividends paid                                               (36,960)       (37,129)
    Proceeds from stock options exercised                               6,154          4,041
    Shares acquired for retirement                                    (10,113)       (16,179)
                                                                  -----------    -----------
      Net cash provided by financing activities                      (108,157)       186,059
                                                                  -----------    -----------
Net (decrease) increase in cash and due from banks                    (15,609)         9,032
Cash and due from banks at beginning of period                        182,545        171,864
                                                                  -----------    -----------

Cash and due from banks at end of period                          $   166,936    $   180,896
                                                                  ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2003 Annual Report on Form 10-K.

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


                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
(in thousands, except per share amounts)                2004            2003            2004           2003
                                                    ------------    ------------    ------------    ------------

Net income, as reported                             $     19,646    $     19,605    $     55,811    $     47,877
Less pro forma expense related to options granted           (583)           (582)         (1,760)         (1,649)
                                                    ------------    ------------    ------------    ------------
Pro forma net income                                $     19,063    $     19,023    $     54,051    $     46,228
                                                    ============    ============    ============    ============
Net income per share:
  Basic - as reported                               $       0.46    $       0.45    $       1.29    $       1.10
  Basic - pro forma                                         0.44            0.44            1.25            1.07
  Diluted - as reported                                     0.45            0.45            1.28            1.10
  Diluted - pro forma                                       0.43            0.44            1.23            1.06

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

NOTE 3. BUSINESS RESTRUCTURING AND SPECIAL CHARGE

In the third quarter of 2002, Citizens recorded a special charge of $13.8 million ($9.0 million after-tax) for restructuring, impairment and other costs associated with the reorganization of Citizens' consumer, commercial and wealth management lines of business. The reorganization was the result of a detailed review of Citizens' consumer banking, commercial banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 134 employees. Displaced employees were offered severance packages and outplacement assistance. Twelve banking offices were closed in the fourth quarter of 2002 and nine additional offices were closed during the second quarter of 2003.

The following provides details on the remaining liability from the special charge as of September 30, 2004.


                                      Reserve           2004           Reserve
                                      Balance       -------------      Balance
                                    December 31,    Cash Payment     September 30,
(in thousands)                         2003          Reductions          2004
                                   -------------    -------------    -------------

Employee benefits and severance        $     325        $     141        $     184
Professional fees                              9                5                4
Facilities and lease impairment              276               28              248
                                   -------------    -------------    -------------
       Total                           $     610        $     174        $     436
                                   =============    =============    =============

NOTE 4. OTHER INTANGIBLE ASSETS

Citizens' other intangible assets as of September 30, 2004, December 31, 2003 and September 30, 2003 are shown in the table below.


                                  September 30,    December 31,     September 30,
(in thousands)                        2004             2003              2003
                                  -------------    -------------    -------------
Core deposit intangibles               $ 28,989         $ 28,989         $ 28,989
Accumulated amortization                 14,232           12,058           11,334
                                  -------------    -------------    -------------
  Net core deposit intangibles           14,757           16,931           17,655
Minimum pension liability                     1                1               33
                                  -------------    -------------    -------------
  Total other intangibles              $ 14,758         $ 16,932         $ 17,688
                                  =============    =============    =============

The estimated annual amortization expense for core deposit intangibles for each of the next five years is $2.9 million.

NOTE 5. LINES OF BUSINESS INFORMATION

Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. In 2003, Citizens allocated its core deposit intangible and the related amortization to the Commercial Banking and

Consumer Banking business lines. The core deposit intangible and the related amortization was previously recorded in the Other business line. Prior period information has been restated to reflect this change. In the third quarter of 2003, Citizens reallocated the investment security portfolio held in our mortgage company from Consumer Banking to Treasury, which is a component of Other. In the first quarter of 2004, Citizens transferred the credit administration function from Other to Commercial Banking. The effect on net income of the reallocation of the investment security portfolio and the transfer of the credit administration function for the prior periods presented were not material to the segments and they were not restated. Selected line of business segment information, as adjusted, for the three and nine months ended September 30, 2004 and 2003 is provided below. There are no significant intersegment revenues.


                                                               Commercial     Consumer         Wealth
(in thousands)                                                   Banking       Banking       Management     Other       Total
                                                               ----------    -----------    -----------    -------     --------

EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2004
Net interest income (taxable equivalent)                       $   29,213    $    37,732    $       194    $ 5,512     $ 72,651
Provision for loan losses                                             719          4,266             --         --        4,985
                                                               ----------    -----------    -----------    -------     --------
  Net interest income after provision                              28,494         33,466            194      5,512       67,666
Noninterest income                                                  3,481         12,216          5,463     13,922       35,082
Noninterest expense                                                17,195         32,503          5,107     24,168       78,973
                                                               ----------    -----------    -----------    -------     --------
  Income (loss) before income taxes                                14,780         13,179            550     (4,734)      23,775
Income tax (benefit) expense (taxable equivalent)                   5,190          4,604            189     (5,854)       4,129
                                                               ----------    -----------    -----------    -------     --------
  Net income                                                   $    9,590    $     8,575    $       361    $ 1,120     $ 19,646
                                                               ==========    ===========    ===========    =======     ========
Average Assets (in millions)                                   $    2,761    $     2,524    $        19    $ 2,365     $  7,669
                                                               ==========    ===========    ===========    =======     ========


EARNINGS SUMMARY - THREE MONTHS ENDED SEPTEMBER 30, 2003(1)
Net interest income (taxable equivalent)                       $   29,101    $    41,442    $        34    $ 3,868     $ 74,445
Provision for loan losses                                           3,913          6,402             --        (15)      10,300
                                                               ----------    -----------    -----------    -------     --------
  Net interest income after provision                              25,188         35,040             34      3,883       64,145
Noninterest income                                                  3,507         14,805          5,715      1,027       25,054
Noninterest expense                                                16,799         32,758          5,540      4,503       59,600
                                                               ----------    -----------    -----------    -------     --------
  Income before income taxes                                       11,896         17,087            209        407       29,599
Income tax (benefit) expense (taxable equivalent)                   4,662          5,931             56       (655)       9,994
                                                               ----------    -----------    -----------    -------     --------
  Net income                                                   $    7,234    $    11,156    $       153    $ 1,062     $ 19,605
                                                               ==========    ===========    ===========    =======     ========
Average Assets (in millions)                                   $    2,967    $     3,277    $         7    $ 1,561     $  7,812
                                                               ==========    ===========    ===========    =======     ========


(1) Certain amounts have been reclassified to conform to current year presentation.



                                                               Commercial     Consumer      Wealth
(in thousands)                                                  Banking       Banking      Management       Other        Total
                                                              ------------    --------    ------------     --------     --------
EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 2004
Net interest income (taxable equivalent)                      $     87,455    $113,190    $        574     $ 15,696     $216,915
Provision for loan losses                                            8,192       8,298              (5)          --       16,485
                                                              ------------    --------    ------------     --------     --------
  Net interest income after provision                               79,263     104,892             579       15,696      200,430
Noninterest income                                                  10,390      39,190          17,030       13,787       80,397
Noninterest expense                                                 51,933      98,897          16,101       34,719      201,650
                                                              ------------    --------    ------------     --------     --------
  Income (loss) before income taxes                                 37,720      45,185           1,508       (5,236)      79,177
Income tax (benefit) expense (taxable equivalent)                   13,288      15,807             528       (6,257)      23,366
                                                              ------------    --------    ------------     --------     --------
  Net income                                                  $     24,432    $ 29,378    $        980     $  1,021     $ 55,811
                                                              ============    ========    ============     ========     ========
Average Assets (in millions)                                  $      2,812    $  2,457    $         18     $  2,406     $  7,693
                                                              ============    ========    ============     ========     ========

EARNINGS SUMMARY - NINE MONTHS ENDED SEPTEMBER 30, 2003(1)
Net interest income (taxable equivalent)                      $     95,572    $114,265    $        100     $ 15,763     $225,700
Provision for loan losses                                           41,997      12,995              --          (50)      54,942
                                                              ------------    --------    ------------     --------     --------
  Net interest income after provision                               53,575     101,270             100       15,813      170,758
Noninterest income                                                  11,875      41,432          16,457        3,424       73,188
Noninterest expense                                                 48,514     100,200          15,445        8,383      172,542
                                                              ------------    --------    ------------     --------     --------
  Income before income taxes                                        16,936      42,502           1,112       10,854       71,404
Income tax expense (taxable equivalent)                              7,174      14,860             399        1,094       23,527
                                                              ------------    --------    ------------     --------     --------
  Net income                                                  $      9,762    $ 27,642    $        713     $  9,760     $ 47,877
                                                              ============    ========    ============     ========     ========
Average Assets (in millions)                                  $      3,078    $  2,986    $          7     $  1,622     $  7,693
                                                              ============    ========    ============     ========     ========

(1) Certain amounts have been reclassified to conform to current year presentation.

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of September 30, 2004, December 31, 2003 and September 30, 2003 are presented below.


                                                        SEPTEMBER 30,    December 31,     September 30,
 (in thousands)                                             2004              2003             2003
                                                        -------------    -------------    -------------
Federal Home Loan Bank advances                         $     775,846    $     787,930    $     788,810
Subordinated debt:
    Notes maturing February 2013                              124,645          123,061          125,882
    Deferrable interest debenture maturing June 2033           25,774           25,774           25,774
Other borrowed funds                                               53               94              139
                                                        -------------    -------------    -------------
 Total long-term debt                                   $     926,318    $     936,859    $     940,605
                                                        =============    =============    =============

As previously mentioned, during the third quarter of 2004 Citizens prepaid $235 million of fixed rate FHLB advances and incurred an $18 million prepayment penalty. Additionally, Citizens issued $275 million of new fixed rate FHLB advances at approximately 150 basis points below the annual cost of the retired debt. The retired fixed rate advances were convertible to floating rate at the option of the FHLB while the new fixed rate debt is not subject to conversion or any other options.

NOTE 7. PENSION BENEFIT COST

The components of pension expense for the three and nine months ended September 30, 2004 and September 30, 2003 are presented below.

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
(in thousands)                        2004       2003        2004        2003
--------------                      -------     -------     -------     -------
DEFINED BENEFIT PENSION PLANS
Service cost                        $   988     $ 1,099     $ 3,300     $ 3,298
Interest cost                         1,205       1,361       3,815       4,083
Expected return on plan assets       (1,767)     (1,976)     (5,307)     (5,926)
Amortization of unrecognized:
    Net transition asset                 (3)         (2)         (8)         (7)
    Prior service cost                   56          56         172         166
    Net actuarial loss                  169          16         511          48
                                    -------     -------     -------     -------
        Net pension cost            $   648     $   554     $ 2,483     $ 1,662
                                    =======     =======     =======     =======

Citizens previously disclosed in Note 13 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute approximately $0.5 million to its pension plans in 2004. As of September 30, 2004, $1.1 million of contributions have been made in 2004. Citizens anticipates that an additional $1.2 million of contributions will be made in the fourth quarter of 2004. Returns of the financial markets affect current and future contributions.

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

DERIVATIVE FINANCIAL INSTRUMENTS:

                                                   SEPTEMBER 30, 2004       December 31, 2003
                                                  --------------------     --------------------
                                                  NOTIONAL     FAIR        Notional      Fair
(dollars in thousands)                             AMOUNT      VALUE        Amount       Value
----------------------                            --------    --------     --------    --------
Interest rate swaps                               $288,800    $   (332)    $190,000    $ (1,291)
Interest rate lock commitments                      18,924          74       14,683         109
Forward mortgage loan contracts                     34,000        (134)      29,000        (161)
                                                  --------    --------     --------    --------
    TOTAL                                         $341,724    $   (392)    $233,683    $ (1,343)
                                                  --------    --------     ========    ========


 DERIVATIVE CLASSIFICATIONS AND HEDGING RELATIONSHIPS:

                                                  SEPTEMBER 30, 2004       December 31, 2003
                                                 --------------------     --------------------
                                                 NOTIONAL      FAIR       Notional      Fair
(dollars in thousands)                            AMOUNT      VALUE        Amount      Value
-----------------------                          --------    --------     --------    --------
Derivatives Designated as Cash Flow Hedges:
     Hedging repurchase agreements              $ 80,000    $   (196)    $ 25,000    $    339
Derivatives Designated as Fair Value Hedges:
     Hedging time deposits                        65,000        (163)      40,000        (100)
     Hedging long-term debt                      125,000          27      125,000      (1,530)
Derivatives Not Designated as Hedges:
     Customer initiated swaps                     18,800          --           --          --
                                                --------    --------     --------    --------
    TOTAL                                       $288,800    $   (332)    $190,000    $ (1,291)
                                                --------    --------     ========    ========

NOTE 9. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:


                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                           ------------------    ------------------
(in thousands, except per share amounts)                    2004        2003      2004       2003
----------------------------------------                   -------    -------    -------    -------
NUMERATOR:
Basic and dilutive earnings per share -- net income
    available to common shareholders                       $19,646    $19,605    $55,811    $47,877
                                                           =======    =======    =======    =======
DENOMINATOR:
Basic earnings per share -- weighted average shares         43,224     43,227     43,277     43,326
Effect of dilutive securities -- potential conversion
    of employee stock options                                  453        274        486        248
                                                           -------    -------    -------    -------
Diluted earnings per share -- adjusted weighted-average
    shares and assumed conversions                          43,677     43,501     43,763     43,574
                                                           =======    =======    =======    =======
    BASIC EARNINGS PER SHARE                               $  0.46    $  0.45    $  1.29    $  1.10
                                                           =======    =======    =======    =======
    DILUTED EARNINGS PER SHARE                             $  0.45    $  0.45    $  1.28    $  1.10
                                                           =======    =======    =======    =======

During the third quarter of 2004, employees exercised stock options to acquire 82,408 shares at an average exercise price of $20.16 per share. For the nine months ended September 30, 2004, employees have exercised stock options to acquire 309,369 shares at an average exercise price of $19.89 per share.

NOTE 10. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 180 days prior to being funded and unused lines of credit are reviewed on a regular basis. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for goods and services provided. Performance standby letters of credit are irrevocable guarantees to various beneficiaries for the performance of contractual obligations of our clients. Commercial letters of credit may facilitate the shipment of goods and may also include direct pay letters of credit which afford our clients access to the public financing market. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens' normal credit policies. Inasmuch as these arrangements have fixed expiration dates, most expire unfunded and do not necessarily represent future liquidity requirements. Appropriate collateral is obtained based on management's assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and standby letters of credit follow:

                                                             SEPTEMBER 30,    December 31,
(in thousands)                                                    2004              2003
--------------                                               -------------    -------------
LOAN COMMITMENTS AND LETTERS OF CREDIT:
  Commitments to extend credit                               $   1,660,336    $   1,593,426
  Financial standby letters of credit                               40,588           42,086
  Performance standby letters of credit                              6,169            6,782
  Commercial letters of credit                                     201,649          183,665
                                                             -------------    -------------
                                                             $   1,908,742    $   1,825,959
                                                             =============    =============


NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, for the three and nine month periods ended September 30, 2004 and 2003 are presented below.

                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
(in thousands)                                                             2004         2003         2004        2003
--------------                                                           --------     --------     --------    --------
Balance at beginning of period                                           $  4,834     $ 38,401     $ 22,803    $ 42,646
Net unrealized gain (loss) on securities for the quarter, net of tax
effect of  $8,944 in 2004 and $(5,974) in 2003                             16,610      (11,095)
    Less: Reclassification adjustment for net (gains) losses
    included in net income for the quarter, net of tax effect of $187
    in 2004 and $15 in 2003                                                  (347)         (27)
Net unrealized loss on securities for the period, net of tax effect
of $(1,185) in 2004 and $(8,269) in 2003                                                             (2,201)    (15,302)
    Less: Reclassification adjustment for net (gains) losses
    included in net income for the period, net of tax effect of $531
    in 2004 and $36 in 2003                                                                             988         (65)
Net change in unrealized gain (loss) on cash flow hedges for the
quarter, net of tax effect of $(83) in 2004                                  (155)         122
Net change in unrealized gain (loss) on cash flow hedges for the
period, net of tax effect of $(348) in 2004                                                            (648)        122
                                                                         --------     --------     --------    --------
Accumulated other comprehensive income, net of tax                       $ 20,942     $ 27,401     $ 20,942    $ 27,401
                                                                         ========     ========     ========    ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                        FOR THE QUARTER ENDED
                                                                -----------------------------------------------------------------
                                                                SEPTEMBER 30,  JUNE 30,    MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
                                                                    2004         2004         2004        2003          2003
                                                                ------------   ---------   ---------  ------------  -------------
 SUMMARY OF OPERATIONS (THOUSANDS)
      Interest income                                             $  96,029   $  95,375    $  94,394    $  97,398    $  99,687
      Net interest income                                            69,301      69,218       68,328       70,678       71,154
      Provision for loan losses                                       4,985       4,500        7,000        8,020       10,300
      Total fees and other income                                    34,548      24,856       22,512       21,629       25,012
      Investment securities gains (losses)                              534      (2,053)          --            2           42
      Noninterest expense                                            78,973      62,143       60,534       60,446       59,600
      Income tax provision                                              779       6,656        5,863        5,769        6,703
      Net income                                                     19,646      18,722       17,443       18,074       19,605
      Cash dividends                                                 12,331      12,284       12,345       12,347       12,331

 PER COMMON SHARE DATA
      Basic net income                                            $    0.46   $    0.43    $    0.40    $    0.42    $    0.45
      Diluted net income                                               0.45        0.43         0.40         0.41         0.45
      Cash dividends                                                  0.285       0.285        0.285        0.285        0.285
      Market value (end of period)                                    32.57       31.05        32.63        32.72        26.41
      Book value (end of period)                                      15.03       14.51        15.09        14.69        14.67

 AT PERIOD END (MILLIONS)
      Assets                                                      $   7,659   $   7,748    $   7,692    $   7,711    $   7,787
      Total loans including held for sale                             5,319       5,327        5,237        5,290        5,359
      Deposits                                                        5,267       5,361        5,461        5,442        5,482
      Shareholders' equity                                              650         628          654          635          634

 AVERAGE FOR THE QUARTER (MILLIONS)
      Assets                                                      $   7,669   $   7,769    $   7,640    $   7,697    $   7,812
      Total loans including held for sale                             5,289       5,312        5,229        5,285        5,418
      Deposits                                                        5,336       5,435        5,474        5,481        5,610
      Shareholders' equity                                              637         628          644          626          620

 RATIOS (ANNUALIZED)
      Return on average assets                                         1.02        0.97         0.92%        0.93%        1.00%
      Return on average shareholders' equity                          12.27       12.00        10.89        11.45        12.55
      Net interest margin (FTE)                                        4.02        3.98         4.01         4.07         4.03
      Efficiency ratio (1)                                            63.86       63.78        64.26        63.16        59.90
      Net loans charged off to average loans                           0.38        0.33         0.53         0.59         0.80
      Allowance for loan losses as a percent of portfolio loans        2.30        2.34         2.38         2.35         2.36
      Nonperforming assets to loans plus ORAA (end of period)          0.99        1.10         1.20         1.47         1.74
      Nonperforming assets to total assets (end of period)             0.68        0.75         0.81         1.00         1.17
      Average equity to average assets                                 8.31        8.08         8.43         8.13         7.94
      Leverage ratio                                                   7.77        7.52         7.79         7.45         7.25
      Tier 1 capital ratio                                            10.18       10.00        10.31         9.80         9.64
      Total capital ratio                                             13.61       13.42        13.77        13.23        13.07


(1) Efficiency Ratio = Noninterest expense/(Net interest income + Total fees and other income). It measures how efficient a bank spends its revenues. Third quarter 2004 excludes investment securities gains of $534,000, gain on sale of Illinois bank subsidiary of $11,650,000 and prepayment penalty on FHLB advances of $17.959,000. The efficiency ratio would equal 73.67% if the Illinois bank sale and FHLB prepayment penalty were included in the calculation.

INTRODUCTION

The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three and nine month periods ended September 30, 2004. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in our 2003 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2003 Annual Report on Form 10-K, which contains important additional information that is necessary to understand our Company and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to "Citizens," the "Company," "our," "us" and "we" refer to Citizens Banking Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Discussions in this report that are not statements of historical fact (including statements that include terms such as "will," "may," "should," "believe," "expect," "anticipate," "estimate," "intend," and "plan") are forward-looking statements that involve risks and uncertainties, and our actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, as well as the following.

     o We face the risk that loan losses, including unanticipated loan losses due to changes in our loan portfolios, fraud and economic factors, will exceed our allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on our capital.

     o While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

     o An economic downturn or changes in consumer spending and savings habits, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for financial products such as loans.

     o If we are unable to continue to attract core deposits or unable to continue to obtain third party financing on favorable terms, our cost of funds will increase, adversely affecting our ability to generate the funds necessary for lending operations, reducing our net interest margin and negatively affecting our results of operations.

     o Increased competition with other financial institutions could reduce our net income by decreasing the number and size of loans that we originate, the interest rates we may charge on these loans and the fees we are able to charge for services to our customers.

     o The financial services industry is undergoing rapid technological changes. If we are unable to adequately invest in and implement new technology-driven products and services, we may not be able to compete effectively, or our cost to provide products and services may increase significantly.

     o Our business may be adversely affected by the highly regulated environment in which we operate. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect us, including our ability to offer new products and services, obtain financing, move funds from our subsidiaries to our parent company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us.

     o The products and services offered by the banking industry and customer expectations regarding them are subject to change. We attempt to respond to perceived customer needs and expectations by offering new products and services, such as our new wealth management capabilities, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on our results of operations. In addition, our potential inability to successfully expand our Oakland County operations would have a negative effect on our results of operations.

     o New accounting pronouncements may be issued by the accounting profession, regulators or other government bodies which could change our existing accounting methods. Changes in accounting methods could negatively impact our results of operations and capital.

     o Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to our business and a negative impact on our results of operations.


     o Our external vendors could fail to fulfill their contractual obligations to us, resulting in a material interruption in or disruption to our business that negatively impacts our results of operations.

     o Our potential inability to integrate acquired operations or complete our restructuring could have a negative effect on our expenses and results of operations.

     o We could face unanticipated environmental liabilities or costs related to both real property that we own or that we acquire through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, may increase our capital costs and operating expenses.

     o As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the parent company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the parent company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

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

SALE OF ILLINOIS BANK

On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A. (the "Illinois Bank"), to Metropolitan Bank Group, Inc., of Chicago, Illinois in a cash transaction valued at $26.25 million. The Illinois Bank had three locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pre-tax gain of $11.7 million on the sale of the stock of the Illinois Bank. The sale of the Illinois Bank generated a tax loss because Citizens' tax basis in the stock of the Illinois Bank was greater than the Illinois Bank's sale price.

PREPAYMENT OF FHLB ADVANCES AND ISSUANCE OF NEW FHLB DEBT

Citizens prepaid $235 million of Federal Home Loan Bank ("FHLB") advances that were convertible to a floating rate at the option of the FHLB during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the pre-tax gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. Additionally, during the third quarter of 2004, Citizens issued $275 million of new FHLB fixed rate advances at approximately 150 basis points below the annual cost of the retired debt. The improved structure and lower cost is expected to improve Citizens' net interest margin and interest rate sensitivity and to offset the negative impact on future results of operations from the sale of the Illinois Bank. The tax loss from the Illinois Bank sale along with lower pre-tax earnings resulting from the prepayment penalties of FHLB advances contributed to reduced income tax expense for the third quarter.

REORGANIZATION OF GOLDEN OAK FUNDS

On September 29, 2004, Citizens Bank Wealth Management, N.A. completed its reorganization of the seven Golden Oak Funds managed by its affiliate CB Capital Management, Inc. into two leading fund groups: Goldman Sachs Asset Management and Federated Mutual Fund Services. Six of the Golden Oak portfolios merged with comparable portfolios managed by Goldman Sachs, and one portfolio merged with a comparable portfolio offered by Federated. The assets of the Golden Oak funds have been exchanged for shares of the acquiring funds. Golden Oak mutual fund portfolios had approximately $450 million in assets under management. Citizens does not anticipate to experience any material financial impact from this reorganization.

REPLACEMENT OF BROKER/DEALER SERVICES VENDOR

On July 26, 2004, the brokerage and investment areas located at Citizens Bank and F&M Bank completed a conversion that will better position the banks to compete with national brokerage firms and in the local investment arena. The new program will be marketed under the names of Investment Center At Citizens Bank, and Investment Center At F&M Bank. In addition, Citizens replaced its broker/dealer services vendor with Independent Financial Marketing Group, Inc. ("IFMG"), which will provide marketing support, advanced technology and improved processing capabilities. Citizens anticipates enhanced brokerage and investment fee revenue and improved brokerage unit profitability beginning in subsequent periods as a result of this relationship.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Citizens earned net income of $19,646,000, or $0.45, per diluted share for the three months ended September 30, 2004, compared with $19,605,000, or $0.45 per diluted share, for the same quarter of 2003. Annualized returns on average assets and average equity for the quarter were 1.02% and 12.27%, respectively, compared with 1.00% and 12.55%, respectively, in 2003. For the nine months ended September 30, 2004, net income was $55,811,000 or $1.28 per diluted share compared with net income of $47,877,000 or $1.10 per diluted share for the same period of 2003. Annualized returns on average assets and average equity during the first nine months of 2004 were 0.97% and 11.72%, respectively, compared with 0.83% and 10.10%, respectively, in 2003.

Results for the third quarter of 2004 reflect continued improvement in credit quality, consistent growth in consumer loans, strong performance in core deposits, and reduced noninterest expense, on a linked quarter basis, excluding the FHLB prepayment penalties. Total assets decreased from December 31, 2003 due to the sale of the Illinois Bank (which had $173.2 million in assets at the date of the sale) and from declines in both the investment portfolio and mortgage loans held for sale, while total portfolio loans increased.

Net interest income for the quarter was down from the same quarter last year due to decreases in mortgage loans held for sale and commercial loans. The provision for loan losses decreased significantly from the same quarter last year due to a lower level of net charge-offs as Citizens continues to fund provision based on its ongoing quarterly assessments of the allowance for loan loss adequacy, the significant decline in nonperforming assets, and fewer risk rating downgrades within the commercial loan portfolio. Noninterest income increased $10.0 million compared with the third quarter of 2003 due to the $11.7 million pre-tax gain on the sale of the Illinois Bank, partially offset by a decline in mortgage fees. Citizens' retirement of $235 million of the FHLB debt resulted in an $18 million prepayment penalty, which contributed to the increased noninterest expense compared to the third quarter of 2003.

NET INTEREST INCOME AND NET INTEREST MARGIN

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2004 and 2003 is presented below.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                               2004                                      2003
                                                -----------------------------------     -----------------------------------------
Three Months Ended September 30                   AVERAGE                   AVERAGE       Average                       Average
(in thousands)                                    BALANCE    INTEREST (1)   RATE (2)    Balance (3)    Interest (1)   Rate (2)(3)
-------------------------------------           ---------    ------------   --------    -----------    ------------   -----------
EARNING ASSETS
    Money market investments:
         Federal funds sold                     $        --  $        --        --%     $     1,509     $         1      0.38%
         Other                                        2,592            4      0.57            2,418               2      0.25
    Investment securities (4)
         Taxable                                  1,491,699       15,312      4.11        1,526,583          14,254      3.73
         Tax-exempt                                 426,893        5,243      7.56          401,302           5,059      7.76
    Mortgage loans held for sale                     21,640          343      6.35          234,793           3,090      5.26
    Loans:
         Commercial                               2,829,373       38,583      5.50        3,049,878          42,110      5.55
         Real estate mortgage                       489,608        7,008      5.73          481,337           7,626      6.34
         Direct consumer                          1,124,344       15,748      5.57          937,133          14,648      6.20
         Indirect consumer                          824,030       13,788      6.66          714,302          12,897      7.16
                                                -----------  -----------                -----------     -----------
          Total portfolio loans                   5,267,355       75,127      5.72        5,182,650          77,281      5.97
                                                -----------  -----------                -----------     -----------
             Total earning assets                 7,210,179       96,029      5.49        7,349,255          99,687      5.57

NONEARNING ASSETS
    Cash and due from banks                         170,013                                 183,214
    Bank premises and equipment                     118,110                                 112,812
    Investment security fair value
       adjustment                                    24,664                                  28,909
    Other nonearning assets                         270,491                                 262,373
    Allowance for loan losses                      (124,197)                               (124,964)
                                                -----------                             -----------
             Total assets                       $ 7,669,260                             $ 7,811,599
                                                ===========                             ===========

INTEREST-BEARING LIABILITIES
    Deposits:
         Interest-bearing demand                $ 1,269,994  $     2,427      0.76        1,334,765           2,483      0.74
         Savings deposits                         1,493,434        3,163      0.84        1,332,519           1,839      0.55
         Time deposits                            1,634,243       10,044      2.44        2,054,257          14,529      2.81
    Short-term borrowings                           694,850        2,701      1.55          561,427           1,463      1.03
    Long-term debt                                  923,476        8,393      3.62          937,941           8,219      3.48
                                                -----------  -----------                -----------     -----------
             Total interest-bearing
                liabilities                       6,015,997       26,728      1.77        6,220,909          28,533      1.82
                                                             -----------                                -----------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
    Noninterest-bearing demand                      938,155                                 888,440
    Other liabilities                                77,905                                  82,150
    Shareholders' equity                            637,203                                 620,100
                                                -----------                             -----------
         Total liabilities and shareholders'
            equity                              $ 7,669,260                             $ 7,811,599
                                                ===========                             ===========
INTEREST SPREAD                                              $    69,301      3.72%                     $    71,154      3.75%
                                                             ===========                                ===========
Contribution of net noninterest bearing sources of funds                      0.30                                       0.28
                                                                              ----                                       ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                            4.02%                                      4.03%

----------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3,350,000 and $3,291,000 for the three months ended September 30, 2004 and 2003, respectively, based on a tax rate of 35%.

(3) Certain amounts have been reclassified to conform with current year presentation.

(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES
                                                                2004                                       2003
                                             ----------------------------------------    ----------------------------------------
 Nine Months Ended September 30               AVERAGE                        AVERAGE       Average                       Average
 (in thousands)                               BALANCE        INTEREST (1)    RATE (2)    Balance (3)    Interest (1)   Rate (2)(3)
-----------------------------------------    ----------      ------------    --------    -----------    ------------   -----------
EARNING ASSETS
  Money market investments:
    Federal funds sold                       $       --         $     --         --%     $    12,083        $     95      1.05%
    Other                                         2,159                8       0.49            2,054               7      0.50
  Investment securities (4):
    Taxable                                   1,533,232           46,775       4.07        1,359,305          45,795      4.49
    Tax-exempt                                  425,205           15,766       7.61          401,022          15,288      7.82
  Mortgage loans held for sale                   32,463            1,453       5.97          185,891           7,727      5.54
  Loans:
    Commercial                                2,883,448          115,617       5.43        3,155,940         133,073      5.72
    Real estate mortgage                        489,646           21,085       5.74          538,880          25,442      6.30
    Direct consumer                           1,093,297           45,763       5.59          895,155          43,899      6.56
    Indirect consumer                           777,908           39,331       6.75          668,772          37,253      7.45
                                             ----------         --------                  ----------        --------
     Total portfolio loans                    5,244,299          221,796       5.69        5,258,747         239,667      6.14
                                             ----------         --------                  ----------        --------
       Total earning assets                   7,237,358          285,798       5.46        7,219,102         308,579      5.90

NONEARNING ASSETS
    Cash and due from banks                     164,142                                      172,681
    Bank premises and equipment                 117,037                                      114,419
    Investment security fair value
      adjustment                                 29,624                                       51,598
    Other nonearning assets                     269,539                                      254,554
    Allowance for loan losses                  (125,008)                                    (119,411)
                                             ----------                                   ----------
      Total assets                           $7,692,692                                   $7,692,943
                                             ==========                                   ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand                  $1,314,645         $  7,264       0.74        1,312,898           9,263      0.94
    Savings deposits                          1,388,673            7,035       0.68        1,352,398           7,408      0.73
    Time deposits                             1,802,073           33,678       2.50        2,192,473          49,739      3.03
  Short-term borrowings                         630,578            5,771       1.22          418,967           3,497      1.12
  Long-term debt                                932,511           25,203       3.61          835,990          23,092      3.69
                                             ----------         --------                  ----------        --------
      Total interest-bearing liabilities      6,068,480           78,951       1.74        6,112,726          92,999      2.03
                                                                --------                                    --------

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Noninterest-bearing demand                    909,293                                      870,039
  Other liabilities                              78,593                                       76,073
  Shareholders' equity                          636,326                                      634,105
                                             ----------                                   ----------
  Total liabilities and shareholders'
      equity                                 $7,692,692                                   $7,692,943
                                             ==========                                   ==========
INTEREST SPREAD                                                 $206,847       3.72%                        $215,580      3.87%
                                                                ========                                    ========
Contribution of net noninterest bearing sources of funds                       0.28                                       0.30
                                                                               ----                                       ----
NET INTEREST INCOME AS A PERCENT OF EARNING ASSETS                             4.00%                                      4.17%

----------

(1) Interest income shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10,068,000 and $10,120,000 for the nine months ended September 30, 2004 and 2003, respectively, based on a tax rate of 35%.

(3) Certain amounts have been reclassified to conform with current year presentation.

(4) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Net interest income decreased $1.9 million to $69.3 million in the third quarter of 2004 compared with $71.2 million in the same quarter of 2003. The decrease in net interest income compared with the third quarter of 2003 resulted from a decline in the net interest margin, the sale of the Illinois Bank and lower average earning assets. At August 5, 2004, the earning assets for the Illinois Bank were $169.4 million. For the nine months ended September 30, 2004, net interest income declined $8.7 million to $206.8 million compared with the same period of the prior year due to a decline in net interest margin percentage. Earning assets declined in the third quarter of 2004 compared with the same quarter of 2003 due to a decline in mortgage loans held for sale from lower refinancing activity and the sale of the Illinois Bank. The Illinois Bank contributed approximately $60 million to average earning assets during the third quarter of 2004. In the fourth quarter Citizens anticipates its net interest margin to be slightly higher while its net interest income will be comparable to or slightly lower than the third quarter levels as earning assets and net interest income in the fourth quarter will fully reflect the August sale of the Illinois Bank.

Net interest margin decreased to 4.02% in the third quarter of 2004 compared with 4.03% in the third quarter of 2003. The decrease in net interest margin from the third quarter of 2003 resulted from declines in yields on the loan portfolio, reflecting the normal margin compression in a flat rate environment, substantially offset by lower funding costs, which increased more slowly than asset yields following the second and third quarter 2004 Federal Reserve increases in short term interest rates and a higher yield on the investment portfolio. For the nine months ended September 30, 2004, net interest margin declined to 4.00% compared with 4.17% for the same period of 2003. The 44 basis point decline in the yield on earning assets for the first nine months of 2004 was partially offset by a 29 basis point decline in the cost of interest bearing liabilities as the cost of all funding sources, with the exception of short-term borrowings, declined in the lower interest rate environment.

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                                   -------------------------------------   ---------------------------------------
                                                                   Increase (Decrease)                       Increase (Decrease)
                                                                    Due to Change in                          Due to Change in
2004 Compared With 2003,                              Net        -----------------------      Net         ------------------------
(in thousands)                                     Change (1)    Rate (2)     Volume (2)   Change (1)      Rate (2)     Volume (2)
--------------------------------------             ----------    --------     ----------   -----------    ----------    ----------
INTEREST INCOME
     Money market investments                      $      1      $      2      $     (1)     $    (94)     $    (47)     $    (47)
     Investment securities:
         Taxable                                      1,058         1,390          (332)          980        (4,562)        5,542
         Tax-exempt                                     184          (134)          318           478          (427)          905
     Mortgage loans held for sale                    (2,747)          529        (3,276)       (6,274)          552        (6,826)
     Loans:
         Commercial                                  (3,527)         (810)       (2,717)      (17,456)       (7,458)       (9,998)
         Real estate                                   (618)         (747)          129        (4,357)       (2,137)       (2,220)
         Direct consumer                              1,100          (896)        1,996         1,864        (4,732)        6,596
         Indirect consumer                              891          (992)        1,883         2,078        (3,642)        5,720
                                                   --------      --------      --------      --------      --------      --------
            Total                                    (3,658)       (1,658)       (2,000)      (22,781)      (22,453)         (328)
                                                   --------      --------      --------      --------      --------      --------
INTEREST EXPENSE
     Deposits:
         Demand                                         (56)           67          (123)       (1,999)       (2,011)           12
         Savings                                      1,324           (44)        1,368          (373)       (2,126)        1,753
         Time                                        (4,485)       (1,847)       (2,638)      (16,061)       (8,148)       (7,913)
     Short-term borrowings                            1,238           834           404         2,274           365         1,909
     Long-term debt                                     174           302          (128)        2,111          (507)        2,618
                                                   --------      --------      --------      --------      --------      --------
            Total                                    (1,805)         (688)       (1,117)      (14,048)      (12,427)       (1,621)
                                                   --------      --------      --------      --------      --------      --------
NET INTEREST INCOME                                $ (1,853)     $   (970)     $   (883)     $ (8,733)     $(10,026)     $  1,293
                                                   ========      ========      ========      ========      ========      ========

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) Changes not solely due to changes in volume or rates have been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income for the three months ended September 30, 2004 compared with the same period of 2003 reflects both unfavorable rate-related variances and unfavorable volume-related variances. The unfavorable volume-related variance in the mortgage loans held for sale category was driven by a decrease in mortgage loan origination volume. Declines in commercial loan volume were offset by direct and indirect consumer loan growth. Volume declines in time deposits were partially offset by increases in savings and short-term borrowings. The favorable rate-related variance in taxable investment securities was driven by lower purchase premium amortization expense than in the comparable period. Unfavorable rate-related variances across the four loan portfolio categories persist as fixed rate loans continued to reprice lower due to the low rate environment. Low long-term rates also resulted in favorable rate variances in time deposits. Short-term borrowings and long-term debt yields repriced higher with the recent increases in short-term market interest rates pursuant to Federal Reserve actions during the third quarter of 2004.

The decrease in net interest income for the nine month period ended September 30, 2004 compared with the same periods of 2003 reflects unfavorable rate-related variances, partially offset by net favorable volume-related variances. The favorable volume-related variance in the investment securities portfolio was attributable to the 2003 portfolio expansion program, and the favorable volume variance in the direct and indirect consumer loan portfolios was due to loan growth. The favorable variances were partially offset by lower volumes of commercial and mortgage loans, and mortgage loans held for sale. Commercial loan volumes declined due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. Mortgage loan volumes declined due to continued refinance and repayment activity and our strategy to sell most new mortgage loan production into the secondary market. The favorable volume variance from lower time deposit balances was partially offset by unfavorable volume variances in other deposit categories, short-term borrowings and long term debt. The unfavorable rate-related variances were due to lower yields on virtually all asset categories as fixed rate loans and investment securities portfolios continued to reprice lower throughout 2003 and into the first nine months of 2004 due to the extended low interest rate environment. Lower yields on earning assets were only partially offset by lower funding costs. While the cost of most funding categories declined in the nine month period ended September 30, 2004 compared with the same periods of the prior year, interest expense on such interest-bearing funds declined less than interest income on earning assets.

NONINTEREST INCOME

Noninterest income for the third quarter of 2004 increased $10.0 million or 40.0% to $35.1 million compared with the third quarter of 2003. The increase occurred as a result of an $11.7 million pre-tax gain on the sale of the Illinois Bank and a $1.5 million increase in deposit service charges, partially offset by a $3.7 million decline in mortgage and other loan income.

Noninterest income for the nine months ended September 30, 2004 increased $7.2 million or 9.8% to $80.4 million compared with $73.2 million in the first nine months of 2003 due to the $11.7 million pre-tax gain on the sale of the Illinois Bank and an increase in deposit service charges of $4.5 million, partially offset by an $8.9 million decrease in mortgage and other loan income and the $2.1 million loss on investment securities designated for sale in the second quarter of 2004.

An analysis of the sources of noninterest income during the three and nine months ended September 30, 2004 and 2003 is summarized in the table below.

NONINTEREST INCOME                         Three Months Ended  Nine Months Ended
                                              September 30,       September 30,      $ Change in 2004   % Change in 2004
                                           ------------------  ------------------   -----------------   ------------------
(in thousands)                              2004       2003     2004       2003      3 Mos      9 Mos    3 Mos     9 Mos
                                           -------   -------   -------    -------   -------   -------   -------    -------
Service charges on deposit accounts        $ 9,196   $ 7,703   $26,307    $21,842   $ 1,493   $ 4,465     19.4%       20.4%
Trust fees                                   4,222     4,368    13,060     12,912      (146)      148     (3.3)        1.1
Mortgage and other loan income               1,750     5,404     7,053     15,967    (3,654)   (8,914)   (67.6)      (55.8)
Brokerage and investment fees                1,719     2,333     6,152      6,015      (614)      137    (26.3)        2.3
Bankcard fees                                  853       761     2,547      2,310        92       237     12.1        10.3
Gain on sale of Illinois bank subsidiary    11,650        --    11,650         --    11,650    11,650      N/M         N/M
Other, net                                   5,158     4,443    15,147     14,041       715     1,106     16.1         7.9
                                           -------   -------   -------   --------  --------   -------
    Total fees and other income             34,548    25,012    81,916     73,087     9,536     8,829     38.1        12.1
Investment securities (losses) gains           534        42    (1,519)       101       492    (1,620)     N/M         N/M
                                           -------   -------   -------   --------  --------   -------
    Total noninterest income               $35,082   $25,054   $80,397    $73,188   $10,028   $ 7,209     40.0         9.8
                                           =======   =======   =======   ========  ========   =======

 N/M - Not Meaningful


Deposit service charges increased in both the three and nine months ended September 30, 2004 compared with the same periods of the prior year due to higher overdraft fee income. Initiatives implemented over the last six quarters have improved the revenue generated from deposit service charges through enhanced waiver management and slight increases in certain fees.

Trust fees decreased in the three month period ended September 30, 2004 compared with the same period of the prior year due to the merger of the Golden Oak Funds and a reduction of a large relationship. Trust fees increased in the first nine months of 2004 compared with the same period in 2003 due to stronger financial markets and Citizens' sales and sales management processes implemented in the first quarter of 2004, which are focused on relationship management and new business development strategies. Total trust assets under administration decreased $6.2 million to $2.6 billion at September 30, 2004 compared to September 30, 2003.

Mortgage and other loan income declined in both the three and nine months ended September 30, 2004 compared with the same periods of the prior year. The decline in revenue is reflective of the decrease in mortgage loan origination volume in the three and nine months ended September 30, 2004 compared with the same periods of the prior year. Loans originated for sale declined $821 million to $252 million in the nine month period ended September 30, 2004 compared with the same period of the prior year.

The decrease in brokerage and investment fees in the three month period ended September 30, 2004 compared with the same period of the prior year was due to a shorter brokerage sales campaign cycle, staffing changes and the replacement of Citizens' broker/dealer services vendor with Independent Financial Marketing Group, Inc. The change to IFMG was made to provide enhanced marketing support, advanced technology and improved processing capabilities. Brokerage and investment fees increased in the nine month period ended September 30, 2004 compared with the same period in 2003. The increases in brokerage and investment fees were due to a successful brokerage sales campaign conducted in the second quarter of 2004 in which the Consumer and Wealth Management lines of business collaborated to generate $34 million in brokerage and investment sales and $1.4 million in fee income.

Bankcard fees increased in both the three and nine months ended September 30, 2004 compared with the same periods of the prior year due to interchange income related to debit card transactions.

A distribution of $0.8 million received in the third quarter of 2004 related to venture capital investments made beginning in 1998 contributed to the increase in other noninterest income. Additionally, profit on the sales of closed bank premises was $0.3 million and $1.3 million for three and nine month periods, respectively. Citizens recognized a $0.2 million gain on the reorganization of its Golden Oak Funds in the third quarter of 2004 and a $0.3 million gain on the sale of credit card loans in the second quarter of 2004. Offsetting these gains was a reduction of title insurance fee income of $0.4 million and $1.0 million for the three and nine month periods, respectively. Title insurance fee income is down as a result of lower mortgage originations.

The third quarter of 2004 included securities gains of $0.5 million reflecting the actual trading of some securities designated for sale during the second quarter of 2004 that generated a $2.1 million loss during that quarter.

Excluding the pre-tax gain on the sale of the Illinois Bank, Citizens anticipates total noninterest income in the fourth quarter to be slightly higher than the third quarter level based on current business trends.

NONINTEREST EXPENSE

Noninterest expense increased $19.4 million or 32.5% to $79.0 million in the third quarter of 2004 compared with $59.6 million in the third quarter of 2003. This increase was primarily due to an $18 million prepayment penalty on high cost Federal Home Loan Bank ("FHLB") debt and, to a lesser extent, to higher compensation, occupancy, advertising, telephone and other costs relating to the Oakland County initiative launched during the fourth quarter of 2003. For the nine month period ended September 30, 2004, noninterest expense increased $29.1 million or 16.9% to $201.7 million compared with the same period in 2003 reflecting the same increases caused by the prepayment penalty on the FHLB debt and the impact of the Oakland County initiatives. An analysis of the components of noninterest expense during the three and nine months ended September 30, 2004 and 2003 is summarized in the table below.

NONINTEREST EXPENSE                Three Months Ended  Nine Months Ended
                                      September 30,       September 30,     $ Change in 2004    % Change in 2004
                                   ------------------  ------------------   -----------------   ------------------
(in thousands)                       2004     2003       2004      2003     3 Mos     9 Mos      3 Mos      9 Mos
                                   -------   -------   --------  --------  -------    -------   -------    -------
Salaries and employee benefits     $32,649   $31,036   $ 97,773  $ 92,548  $ 1,613    $ 5,225       5.2%       5.6%
Occupancy                            4,859     4,328     15,123    13,337      531      1,786      12.3       13.4
Professional services                4,131     4,946     12,340    12,613     (815)      (273)    (16.5)      (2.2)
Equipment                            3,486     4,060     10,796    12,098     (574)    (1,302)    (14.1)     (10.8)
Data processing services             3,192     3,225     10,278     9,599      (33)       679      (1.0)       7.1
Advertising and public relations     2,090     1,395      6,273     4,067      695      2,206      49.8       54.2
Postage and delivery                 1,516     1,739      4,934     5,100     (223)      (166)    (12.8)      (3.3)
Telephone                            1,543     1,169      4,528     3,479      374      1,049      32.0       30.2
Other loan fees                        384     1,360      3,144     3,647     (976)      (503)    (71.8)     (13.8)
Stationery and supplies                947       911      2,705     2,679       36         26       4.0        1.0
Prepayment penalty on FHLB          17,959        --     17,959        --   17,959     17,959       N/M        N/M
Other, net                           6,217     5,431     15,797    13,375      786      2,422      14.5       18.1
                                   -------   -------   --------  --------  -------    -------
  Total noninterest expense        $78,973   $59,600   $201,650  $172,542  $19,373    $29,108      32.5       16.9
                                   =======   =======   ========  ========  =======    =======

N/M - Not Meaningful

Salaries and employee benefits increased due to higher salaries and benefits in Oakland County of $1.2 million and $3.9 million in the three and nine month periods, respectively, resulting from the previously announced Oakland County expansion initiative. Employee benefits increased in both the three and nine month periods due to higher pension, medical and other employee benefits expenses. Normal salary merit increases were offset by a reduction in staffing levels. Citizens had 2,260 full time equivalent employees at September 30, 2004, down from 2,353 at September 30, 2003.

Occupancy costs increased in both the three and nine month periods ended September 30, 2004 compared with the same periods of the prior year. Building rent and other occupancy costs increased $0.3 million and $0.5 million for the three and nine month periods, respectively, due to the opening of new branches and two regional hubs in Oakland County. Other occupancy costs increased $0.1 million and $1.0 million in the three and nine month periods, respectively, largely due to higher maintenance, insurance, energy and real estate tax expenses.

Professional services expense decreased for the three and nine month periods ended September 30, 2004 due to lower executive recruiting and relocation costs and a decline in costs associated with banking industry consultants, partially offset by higher costs related to new internal control evaluation procedures to comply with Section 404 of the Sarbanes-Oxley Act.

Equipment expense decreased and telephone expense increased for the three and nine month periods ended September 30, 2004 due to the reclassification of data transmission costs from equipment expense to telephone expense in connection with a new services contract.

Data processing services were unchanged for the three month period and increased during the nine month period ended September 30, 2004 compared with the same periods of the prior year. The increase in the nine month period is due to higher processing costs related to the fourth quarter 2003 implementation of the new trust and investment accounting systems and operations with SEI Investments, and retirement services recordkeeping systems and operations with EPIC Advisors, Inc. These increases were offset in the three month period and were partially offset in the nine month period by lower processing costs on Citizens' core loan and deposit systems.

Advertising and public relations expense increased in both the three and nine month periods ended September 30, 2004 compared with the same periods of the prior year. Advertising to support Citizens' Oakland County initiative accounted for $1.3 million and deposit-focused promotions and the new brand introduction accounted for $0.9 million of the nine month period increase.

Other loan fee expense decreased $1.0 million and $0.5 million for the three and nine month periods ended September 30, 2004, respectively, compared with the same periods of the prior year. Loan fee expenses decreased due to a lower provision for losses on unfunded loan commitments and lower mortgage loan expenses due to the lower mortgage loan origination volume.

Other noninterest expense increased $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2004, respectively, compared with the same periods of the prior year. Contributing to the increases for the three and nine month periods were higher expenses from reconciliation items, including certain tax related items, identified during the current quarter, training and travel expenses and lower deferred loan origination costs, partially offset by lower expenses for other real estate. Service fees are lower both in the quarter and in the nine month period ended September 30, 2004 due to implementation costs associated with Wealth Management's strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc. incurred in the third and fourth quarter of 2003.

Excluding the effects of the prepayment penalty on FHLB debt, Citizens anticipates that noninterest expense in the fourth quarter will be less than the third quarter level.

INCOME TAXES

Income tax provision decreased to $0.8 million and $13.3 million in the three and nine months ended September 30, 2004, respectively, compared with $6.7 million and $13.4 million in the same periods in 2003. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 3.8% and 19.2% for the three and nine months ended September 30, 2004, respectively, compared with 25.5% and 21.9% for the same periods of 2003. Income tax provision for the three months ended September 30, 2004 was significantly lower compared to the same period of the prior year due to the sale of the Illinois Bank, as the tax basis on the stock of the bank was greater than the sale price, resulting in a tax loss. The remaining reduction in income tax provision was due to lower pre-tax earnings in the third quarter of 2004 largely as a result of the prepayment penalties on the FHLB debt.

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

                      Three Months Ended     Nine Months Ended
                          September 30,        September 30,
(in thousands)         2004        2003       2004       2003
                      -------    -------    -------    -------
Commercial Banking    $ 9,590    $ 7,234    $24,432    $ 9,762
Consumer Banking        8,575     11,156     29,378     27,642
Wealth Management         361        153        980        713
Other                   1,120      1,062      1,021      9,760
                      -------    -------    -------    -------
  Net income          $19,646    $19,605    $55,811    $47,877
                      =======    =======    =======    =======


COMMERCIAL BANKING

The increases in net income in both the three and nine month periods ended September 30, 2004 were attributable to a decrease in the provision for loan losses, partially offset by declines in net interest income and noninterest income and higher noninterest expenses. The significant decline in the loan loss provision was due to lower net charge-offs, largely resulting from a single credit of $11.5 million in the first quarter of 2003, fewer commercial loan risk rating downgrades and improving non-performing asset levels. Net interest income declined in both the three and nine month periods ended September 30, 2004 as a result of lower average commercial loan balances due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting our risk parameters. The decline in loans occurred in most markets with the exception of Oakland County, which experienced strong growth. Noninterest income declined due to lower deposit service charges and cash management fees as certain commercial account relationships were transferred from Commercial Banking to Consumer Banking beginning in the second quarter of 2003, based upon the client's assigned office. Noninterest expense increased due to higher compensation costs as a result of an increase in commercial banking staff, lower deferred origination-related compensation and higher recruiting-related incentives in Oakland County and other markets.

CONSUMER BANKING

The decrease in net income for the three months ended September 30, 2004 compared to the same period of the prior year was due to a decrease in net interest income and noninterest income, partially offset by a decrease in provision for loan losses. Lower mortgage portfolio loans and mortgage loans held for sale contributed to the decline in net interest income. Noninterest income decreased as a result of decreased mortgage income from lower refinance activity, partially offset by increases in deposit service charges. The decrease in provision for loan losses reflected a higher loss allocation for our wholesale mortgage business in 2003. The increase in net income for the nine months ended September 30, 2004 compared to the same period a year ago was due to decreases in provision for loan losses offset by decreases in net interest income and noninterest income. Noninterest income decreased due to lower mortgage income resulting from lower refinance volumes, partially offset by net gains related to the sale of branch properties and an increase in deposit service charge income as a result of changes in fee structure and some shifted commercial accounts. The decline in the provision for loan losses reflected the lower level of net charge-offs. Net interest income was lower as a result of declines in the mortgage portfolio compared to the same period a year ago. This decline was partially offset by successful home equity campaigns managed through the consumer line of business which resulted in 17.7% growth in the home equity loan portfolio during the nine month period ended September 30, 2004. Noninterest expense declined reflecting the prior year efforts to improve efficiency levels in the branches which were partially offset by the expansion into Oakland County.

WEALTH MANAGEMENT

The increase in net income for the three month period ended September 30, 2004 was due to an increase in net interest income and a decline in noninterest expense partially offset by lower noninterest income. Net interest income increased due to the internal transfer of loans and deposits to Wealth Management from the Commercial Banking and Consumer Banking lines of business to better align customer relationships. Noninterest income declined due to lower trust and brokerage fees partially offset by a gain on the reorganization of the Golden Oak Funds. Trust fees decreased due to the merger of the Golden Oak Funds and a reduction of a large relationship. Brokerage and investment fees decreased due to a shorter brokerage sales campaign cycle, the IFMG conversion, and staffing changes. Noninterest expense declined due to implementation costs associated with Wealth Management's strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc. incurred in 2003 partially offset by higher incentive-based compensation and higher runrate data processing costs related to implementation of the new trust and investment accounting systems and operations with SEI Investments and retirement services recordkeeping systems and operations with EPIC Advisors, Inc..

The increase in net income for the nine month period ended September 30, 2004 was due to increases in net interest income and noninterest income partially offset by an increase in noninterest expense. Net interest income increased due to the internal transfer of loans and deposits to Wealth Management from the Commercial Banking and Consumer Banking lines of business to better align customer relationships. Noninterest income increased due to higher trust fees, brokerage fees, and a gain on the reorganization of the Golden Oak Funds. Trust fees increased due to stronger financial markets and Citizens' sales and sales management processes implemented in the first quarter of 2004, which are focused on relationship management and new business development strategies. The increases in brokerage and investment fees were due to a successful brokerage sales campaign conducted in the second quarter of 2004 in which the Consumer and Wealth Management lines of business collaborated to generate $34 million in brokerage and investment sales and $1.4 million in fee income. Noninterest expense increased due to higher incentive-based compensation and higher runrate data processing costs related to implementation of the new trust and investment accounting systems and operations with SEI Investments and retirement services recordkeeping systems and operations with EPIC Advisors, Inc. partially offset by lower implementation costs associated with Wealth Management's strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc. and a net loss related to the settlement of a lawsuit incurred in 2003.

OTHER

Net income for the three month period ended September 30, 2004 was virtually unchanged compared to the same period of 2003. Included in the third quarter was the pre-tax gain on the sale of the Illinois Bank partially offset by the prepayment penalty associated with the retirement of $235 million of high cost FHLB advances. Net income declined $8.7 million in the nine month period ended September 30, 2004 compared to the same period a year ago due to the loss generated on the sale of investment securities during the second quarter. In addition, higher noninterest expense resulted from increases in employee benefits expense, occupancy related costs, and reconciliation items including certain tax related items.


FINANCIAL CONDITION

Total assets were $7.659 billion at September 30, 2004, a decrease of $51.6 million or 0.7% compared with December 31, 2003. Total assets decreased due to the sale of the Illinois Bank which had $173.2 million in assets at the date of sale, and declines in both the investment portfolio and mortgage loans held for sale, partially offset by growth in total portfolio loans. Portfolio loans increased $53.7 million or 1.0% compared with year end 2003 as consumer loans and mortgage loans increased while commercial loans declined. Total deposits at September 30, 2004 decreased $174.9 million or 3.2% to $5.267 billion compared with December 31, 2003 largely due to the Illinois Bank sale which had $155.3 million in deposits at the date of sale, and a decline in time deposits reflecting Citizens' less aggressive pricing posture during the low interest rate environment.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 27.1% of average earning assets during the first nine months of 2004 compared with 24.4% for the same period of 2003, a $198 million increase from the prior year average levels. The increase was due to purchases of securities beginning in March 2003, when Citizens implemented an investment portfolio expansion plan to help offset the effect on net interest income of weak loan demand. In accordance with the plan, Citizens purchased approximately $500 million of mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. The purchases were funded with cash flow from loan repayments, runoff of investments and short- and medium-term borrowings.

PORTFOLIO LOANS

Portfolio loans increased $55.6 million or 1.1% compared with December 31, 2003 as consumer loans increased while commercial loans declined. Consumer loans, excluding mortgage loans, increased $207.1 million or 11.7% at September 30, 2004 compared with December 31, 2004 due to strong growth in home equity loans. Home equity loans increased $132.4 million or 17.7% in the nine months ended September 30, 2004. The recreational vehicle and marine segments of the indirect loan portfolio also experienced strong growth due to continued emphasis on service and maintaining strong relationships with existing dealers. The home equity and indirect lending growth has been partially offset by declines in direct installment and bankcard loans of $12.0 million and $7.0 million, respectively, since December 31, 2003.

Real Estate mortgage loans increased $4.1 million or 1.0% compared to December 31, 2003. The increase in the mortgage portfolio occurred due to slower repayment and refinance activity coupled with Citizens' strategy to sell most new mortgage loan production into the secondary market. Closed mortgage loan volume declined to $125 million in the third quarter of 2004 compared with $444 million in the third quarter of 2003. New mortgage loan production was spurred during the second and third quarters of 2003 by a strong refinance market as a result of the low interest rate environment. Compared with September 30, 2003, mortgage loans increased $9.7 million or 2.0% at September 30, 2004 as a result of decreases in prepayments from refinancing.

Commercial loans, including real estate construction loans, decreased $155.6 million or 5.1% at September 30, 2004 compared with December 31, 2003, due to lower demand for commercial credit, high repayment activity, the sale of the Illinois Bank (which equated to $52.9 million at the date of sale) and continued reduction of exposure on credits not meeting Citizens' risk parameters. Excluding the reduction as a result of the sale of the Illinois Bank, commercial loans declined by $5.1 million in the third quarter of 2004 from the second quarter of 2004. This is the second consecutive quarter that the continued strong growth in Michigan's Oakland County market nearly offset the decline in all of Citizens' other markets and represents the lowest overall quarterly reduction since September 2002.

Growth in consumer loans is anticipated to continue during the remainder of 2004 led by strong growth in home equity loans and more moderate growth in indirect loans, primarily marine and recreational vehicle loans, consistent with the trend in consumer loan growth over the past twelve months. Mortgage loans are expected to remain flat through year end. Commercial loans are anticipated to flatten during the remainder of 2004 with improvement in new business development led by the Oakland County market offsetting expected reductions in other markets.

At September 30, 2004 and 2003, $47.1 million and $65.6 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale were $15.7 million at September 30, 2004, down $26.8 million compared with December 31, 2003 and $114.9 million lower compared with September 30, 2003. These balances generally track with the level of originations, as we sell most of our new residential mortgage loan production into the secondary market due to the low interest rate environment. Closed mortgage loan volume declined to $125 million in the third quarter of 2004 compared with $444 million in the third quarter of 2003. New mortgage loan production was spurred during the third quarter of 2003 by a strong refinance market as a result of the low interest rate environment. Average mortgage loans held for sale during the first nine months of 2004 comprised 0.5% of average earning assets compared with 2.6% during the same period in 2003. Mortgage loans held for sale are accounted for on the lower of cost or market basis.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience during the three and nine months ended September 30, 2004 and 2003 is provided below.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                               Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                               ---------------------------     --------------------------
(in thousands)                                                     2004            2003            2004           2003
                                                               -----------     -----------     -----------    -----------
Allowance for loan losses - beginning of period                $   123,805     $   123,302     $   123,545    $   106,777
Less: Allowance on loans sold with Illinois bank                    (1,621)             --          (1,621)            --
Provision for loan losses                                            4,985          10,300          16,485         54,942
Charge-offs:
   Commercial                                                        2,698           9,539          11,383         31,249
   Commercial real estate                                            1,763           1,531           4,832          6,807
   Small business                                                      518             348             903            885
                                                               -----------     -----------     -----------    -----------
      Total commercial                                               4,979          11,418          17,118         38,941
   Real estate mortgage                                                324             213             822            914
   Consumer - Direct                                                 1,471           1,628           4,321          5,166
   Consumer - Indirect                                               1,888           1,941           5,409          6,604
                                                               -----------     -----------     -----------    -----------
      Total charge-offs                                              8,662          15,200          27,670         51,625
                                                               -----------     -----------     -----------    -----------
Recoveries:
   Commercial                                                        2,315           2,882           6,849          7,029
   Commercial real estate                                              339             595             996          1,683
   Small business                                                       29             139             153            594
                                                               -----------     -----------     -----------    -----------
      Total commercial                                               2,683           3,616           7,998          9,306
   Real estate mortgage                                                 34              27              70             36
   Consumer - Direct                                                   342             504           1,340          1,422
   Consumer - Indirect                                                 618             716           2,037          2,407
                                                               -----------     -----------     -----------    -----------
      Total recoveries                                               3,677           4,863          11,445         13,171
                                                               -----------     -----------     -----------    -----------
Net charge-offs                                                      4,985          10,337          16,225         38,454
                                                               -----------     -----------     -----------    -----------
Allowance for loan losses - end of period                      $   122,184     $   123,265     $   122,184    $   123,265
                                                               ===========     ===========     ===========    ===========

Portfolio loans outstanding at period end (1)                  $ 5,303,431     $ 5,228,412     $ 5,303,431    $ 5,228,412
Average portfolio loans outstanding during period (1)            5,267,355       5,182,650       5,244,299      5,258,747
Allowance for loan losses as a percentage of portfolio loans          2.30%           2.36%           2.30%          2.36%
Ratio of net charge-offs during period to average portfolio
loans (annualized)                                                    0.38            0.80            0.41           0.97
Loan loss coverage (allowance as a multiple of net charge-
offs, annualized)                                                     6.1X            3.0x            5.6X            2.4

---------------
(1)      Balances exclude mortgage loans held for sale.

Net charge-offs declined in the third quarter of 2004 compared with the third quarter of 2003 due primarily to lower net charge-offs in the commercial loan portfolio and, to a lesser extent, lower consumer loan net charge-offs. Net charge-offs declined in the nine month period compared to the same period a year ago due to an $11.5 million charge-off on a single commercial credit in the first quarter of 2003 coupled with a lower level of net charge-offs resulting from improvement in credit quality in the portfolio. Citizens has made an aggressive effort over the last two years to appropriately identify and address criticized and classified assets.

The decrease in the provision for loan losses reflects the lower level of net charge-offs, a reduction in nonperforming assets and fewer risk rating downgrades on commercial credits during the quarter. Citizens anticipates both net charge-offs and provision expense to be approximately the same level in the fourth quarter of 2004 as in the third quarter.

The allowance for loan losses represents our estimate of potential losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments and is maintained at a level management considers to be adequate to absorb potential loan losses identified with specific customer relationships and for potential losses believed to be inherent in the loan portfolio that have not been specifically identified. Our evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates, and general economic factors, among other things, are considered in this evaluation, as are the size and diversity of individual large credits. While we continue to enhance our loan loss allocation model and risk rating process, we have not substantively changed our overall approach in the determination of the allowance for loan losses in 2004 from 2003. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and an unallocated allowance that reflects our evaluation of a number of other risk factors discussed below. This methodology is discussed in our 2003 Annual Report on Form 10-K.

The allowance for loan losses totaled $122.2 million or 2.30% of loans at September 30, 2004, consistent with the December 31, 2003 level of $123.5 million or 2.35% of loans. At September 30, 2004, the allowance allocated to specific commercial and commercial real estate credits was $21.0 million compared with $18.3 million at December 31, 2003. The increase was attributable to a re-evaluation of the underlying collateral values of a number of substandard credits. Criticized and classified credits subject to specific reserves are relatively flat at $52.1 million as of September 30, 2004 compared with $54.0 million at September 30, 2003.

The total formula risk-allocated allowance was $80.4 million at September 30, 2004, down from $101.4 million at September 30, 2003. The amount allocated to commercial and commercial real estate loans, including construction loans, decreased to $57.0 million at September 30, 2004 compared with $69.7 million at December 31, 2003. The decrease reflected a lower level of nonperforming assets in these categories as well as the previously mentioned increase in the allowance related to specific identified credits. The risk-allocated allowance for residential real estate loans increased to $6.0 million at September 30, 2004 compared with $4.7 million at December 31, 2003, reflecting a higher loss allocation factor applied to the mortgage portfolio. The risk-allocated allowance for consumer loans, excluding mortgage loans, increased to $17.4 million at September 30, 2004 compared with $14.6 million at December 31, 2003, due to growth in the home equity loan portfolio and reserves established to cover indirect dealer issues.

The unallocated allowance increased to $20.8 million at September 30, 2004, compared with $15.7 million at December 31, 2003. The unallocated portion of the allowance is maintained to address the uncertainty relating to factors affecting the determination of potential losses inherent in the loan portfolio that may not have yet manifested themselves in our specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions, uncertainties related to interpreting our internal underwriting guidelines, illegal activities by customers, and changes in the composition of our portfolio. The increase in unallocated allowance resulted from additional uncertainty in high-risk energy-dependent industries such as trucking and tourism and additional uncertainty regarding agricultural businesses.

The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating potential credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. The methods we use to determine the provision for loan losses and the factors we consider are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report on Form 10-K.

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and repossessed assets that are mostly real estate related. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of September 30, 2004, December 31, 2003 and September 30, 2003.


NONPERFORMING ASSETS
                                                                    SEPTEMBER 30,  December 31,    September 30,
(in thousands)                                                           2004          2003            2003
                                                                    -------------  ------------    -------------
Nonperforming Loans
   Nonaccrual Commercial:
     Commercial                                                      $  13,491       $  37,171       $  51,158
     Commercial real estate                                             12,290          16,385          17,379
     Small business                                                      2,916           1,603           1,648
                                                                     ---------       ---------       ---------
       Total commercial                                                 28,697          55,159          70,185

   Nonaccrual Consumer:
     Direct                                                              3,682           3,177           3,291
     Indirect                                                            1,158           1,247           1,625
                                                                     ---------       ---------       ---------
       Total consumer                                                    4,840           4,424           4,916
   Nonaccrual Mortgage                                                   8,169           9,161           8,177
                                                                     ---------       ---------       ---------
       Total nonaccrual loans                                           41,706          68,744          83,278
   Loans 90 days past due and still accruing                               324             345             601
   Restructured loans                                                       52              --              --
                                                                     ---------       ---------       ---------
       Total nonperforming loans                                        42,082          69,089          83,879
Other Repossessed Assets Acquired (ORAA)                                10,303           7,943           7,350
                                                                     ---------       ---------       ---------
       Total nonperforming assets                                    $  52,385       $  77,032       $  91,229
                                                                     =========       =========       =========

Nonperforming assets as a percent of portfolio loans plus
ORAA (1)                                                                  0.99%           1.47%           1.74%
Nonperforming assets as a percent of total assets                         0.68            1.00            1.17
Allowance for loan loss as a percent of nonperforming loans             290.35          178.82          146.96
Allowance for loan loss as a percent of nonperforming assets            233.24          160.38          135.12

---------
(1) Portfolio loans exclude mortgage loans held for sale.

The level of nonperforming commercial loans at September 30, 2004 continued to decline compared to December 31, 2003 as a result of focused aggressive collection and workout efforts as well as the sale of one of our two largest nonperforming assets and the receipt of a significant cash payment on the other during the first quarter of 2004. These two credits reduced nonperforming assets by $8.4 million. Changes in nonperforming loans are reflected in the allowance for loan losses through specific and risk allocated allowances. As of September 30, 2004, the total allocated allowance for nonaccrual commercial loans was approximately $4.9 million compared with $11.2 million at September 30, 2003.

In addition to loans classified as nonperforming, we carefully monitor other credits that are current in terms of principal and interest payments but which we believe may deteriorate in quality if economic conditions change. As of September 30, 2004, such loans amounted to $161.3 million, or 3.1% of total portfolio loans, compared with $189.8 million, or 3.6%, of total portfolio loans as of December 31, 2003. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

 Some of our nonperforming loans included in the nonperforming loan table above are considered to be impaired. Total loans considered impaired and their related reserve balances at September 30, 2004, December 31, 2003 and September 30, 2003 as well as their effect on interest income for the third quarter of 2004 and 2003 and fourth quarter of 2003 follows:


IMPAIRED LOAN INFORMATION                              Balances                                  Valuation Reserve
                                     ----------------------------------------------  ---------------------------------------------
                                     September 30,    December 31,    September 30,  September 30,   December 31,    September 30,
(in thousands)                            2004            2003            2003            2004           2003             2003
                                     -------------    ------------    -------------  -------------   ------------    -------------
Balances - September 30,
    Impaired loans with
     valuation reserve                 $  34,069       $  36,603       $  31,887       $  14,489       $  12,449       $   8,438
    Impaired loans with no
      valuation reserve                   14,325          35,155          47,303              --              --              --
                                       ---------       ---------       ---------       ---------       ---------       ---------
         Total impaired loans          $  48,394       $  71,758       $  79,190       $  14,489       $  12,449       $   8,438
                                       =========       =========       =========       =========       =========       =========

    Impaired loans on
     nonaccrual basis                  $  28,697       $  55,159       $  70,185       $   5,554       $   3,913       $   3,659
    Impaired loans on
     accrual basis                        19,697          16,599           9,005           8,935           8,536           4,779
                                       ---------       ---------       ---------       ---------       ---------       ---------
         Total impaired loans          $  48,394       $  71,758       $  79,190       $  14,489       $  12,449       $   8,438
                                       =========       =========       =========       =========       =========       =========

Average balance for the
 quarter                               $  48,153       $  75,474       $  87,786
Interest income
 recognized for the quarter                  223             185             226
Cash collected applied to
 outstanding principal                       478           1,110             876

DEPOSITS

Total deposits decreased $174.9 million or 3.2% to $5.267 billion at September 30, 2004 compared with $5.442 billion at December 31, 2003. The decline in deposits occurred largely within time deposits, reflecting Citizens' less aggressive pricing posture during the low interest rate environment. Time deposits declined $354.4 million to $1.606 billion at September 30, 2004 compared with $1.960 billion at December 31, 2003. Total deposits at the Illinois Bank as of August 5, 2004 were $155.3 million.

Core deposits, which exclude time deposits, totaled $3.662 billion at September 30, 2004, an increase of $179.5 million or 5.2% compared with December 31, 2003. The increase in core deposits occurred largely as a result of the growth in a new market rate savings product, which has increased $435.9 million since December 31, 2003. Additionally, noninterest bearing deposits have increased $51.4 million since December 31, 2003. Offsetting these increases were declines in interest-bearing checking deposits and savings account deposits. Total core deposits at the Illinois Bank as of August 5, 2004 were $102.8 million.

We gather deposits primarily within our local markets and have not traditionally relied on brokered or out of market purchased deposits for any significant portion of our funding. At September 30, 2004, we had approximately $184 million in brokered deposits, up slightly from $159 million at December 31, 2003. We will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, we had approximately $424 million of time deposits greater than $100,000, a decrease of $36 million from December 31, 2003. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from our local markets. We continue to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, FHLB advances and Treasury Tax and Loan notes. As of September 30, 2004, short-term borrowed funds totaled $751.5 million, an increase of $119.8 million or 19.0% compared with December 31, 2003. For the nine months ended September 30, 2004, average short-term borrowed funds totaled $630.6 million, an increase of $211.6 million, or

50.5% from the same period of 2003. The increased short-term borrowings provided funding to support expansion of the investment portfolio, which commenced in the first quarter of 2003, and partially offset a decrease in average deposits.

Long-term debt consists almost entirely of advances from the FHLB to our subsidiary banks, and subordinated notes issued by our holding company parent. Average long-term debt totaled $932.5 million for the first nine months of 2004, an increase of $96.5 million or 11.5% compared with the same period in 2003. The increases resulted from the issuance of $125 million of subordinated debt in the first quarter of 2003, $25 million of junior subordinated debentures in the second quarter of 2003, and increases in FHLB advances. The $125 million of subordinated debt and the $25 million of junior subordinated debentures qualify as Tier II and Tier I capital, respectively, for regulatory risk-based capital purposes and were issued to improve liquidity and risk-based capital ratios. The increase in FHLB advances provided funding to support the expansion of the investment portfolio and the decline in deposits during 2003. For further information on the two subordinated debt issuances, refer to Note 12 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

New issuance of FHLB debt during the third quarter included (1) a $25 million two year maturity non-amortizing fixed rate advance on July 2, 2004, (2) a $145 million four year maturity amortizing fixed rate advance on August 5, 2004, and
(3) a $130 million 4.5 year maturity amortizing fixed rate advance on August 5, 2004. Amortization does not begin until the 24th month after issuance on the $145 million transaction, and does not begin until the 27th month after issuance on the $130 million transaction. None of the three new FHLB debt issuances are subject to conversion, put or call options. Prepayments, amortization and terminations pursuant to put and call exercises exceeded new issuance of FHLB debt by $10 million during the third quarter of 2004. Refer to Note 6 of this quarterly report for further information about long-term debt.

CAPITAL RESOURCES

We continue to maintain a strong capital position, which supports our current needs and provides a sound foundation to support further expansion. Our regulatory capital ratios are consistently at or above the "well-capitalized" standards and all of our bank subsidiaries have sufficient capital to maintain a well capitalized designation. Our capital ratios as of September 30, 2004, December 31, 2003 and September 30, 2003 are presented below.


CAPITAL RATIOS                     Regulatory
                                   Minimum For
                                     "Well       SEPTEMBER 30,      December 31,    September 30,
                                  Capitalized"       2004               2003            2003
                                  ------------   -------------      ------------    -------------
Risk based capital:
    Tier I                            6.0%            10.2%             9.8%             9.6%
    Total capital                    10.0             13.6             13.2             13.1
Tier I leverage                       5.0              7.7              7.5              7.3

Shareholders' equity at September 30, 2004 was $649.7 million, compared with $635.2 million at December 31, 2003 and $634.1 million as of September 30, 2003. Book value per common share at September 30, 2004, December 31, 2003 and September 30, 2003 was $15.03, $14.69 and $14.67, respectively. We declared and paid cash dividends of $0.285 per share in the third quarter of 2004, the same as we declared and paid in the third quarter of 2003. During the third quarter of 2004, we repurchased a total of 111,000 shares for $3.5 million. Information regarding the Company's share repurchase program is set forth later in this report under Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS Our contractual obligations and off-balance sheet arrangements are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2003 Annual Report on Form 10-K. In the first nine months of 2004, we entered into long term leases on new branch and administrative offices in Oakland County with minimum annual lease commitments of approximately $1.0 million and total lease commitments over the life of the contracts of approximately $12.0 million under the non-cancelable operating leases for these facilities. Except for these new leases and as described elsewhere in this Report on Form 10-Q, there have been no material changes to those obligations or arrangements outside the ordinary course of business during the most recent quarter.

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

The primary sources of liquidity for the parent company are dividends from and returns on investment in its subsidiaries. Each of our banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as a member bank of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. As of October 1, 2004, the banking subsidiaries could distribute to Citizens approximately $20.8 million in dividends without regulatory approval.

An additional source of liquidity is the ability of our parent company to borrow funds on both a short-term and long-term basis. Our parent company maintains a $60 million short-term revolving credit facility with three unaffiliated banks. As of September 30, 2004, we had no outstanding balance under this credit facility. The current facility will mature in August 2005 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain financial covenants related to asset quality and capital levels. We were in full compliance with all debt covenants as of September 30, 2004.

Downgrades in the first quarter of 2003 by FitchRatings and Standard & Poor's Rating Service of our long-term credit rating to BBB from BBB+ due to asset quality deterioration and increased nonperforming assets have not and are not expected to materially affect our liquidity position. Our short-term credit rating remained unchanged at F2 and A-2, respectively. Separately, in the second quarter of 2003 and in the third quarter of 2004, Moody's Investors Service affirmed our outstanding ratings of Baa-1 (long term) and P-2 (short term), after their review for a possible downgrade. We believe that our capital position provides enough financial flexibility to deal with a degree of additional credit deterioration, if such were to occur.

Our Oakland County branch expansion plan will pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. We anticipate that through a combination of wholesale funding and deposit generation from both the new Oakland County branches and the existing branch network, we will be able to fund all aspects of the expansion plan. In addition, the combined effect of the third quarter 2004 sale of the Illinois Bank, the prepayment of FHLB advances and the replacement of the prepaid advance with lower rate borrowings had a neutral impact on liquidity.

We also have contingent letter of credit commitments that may impact liquidity. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements in connection with them. Further information on these commitments is presented in Note 10 to the Consolidated Financial Statements in this report. We have sufficient liquidity and capital resources to meet presently known short-term and long-term cash flow requirements.

INTEREST RATE RISK

Interest rate risk arises when the repricing structures of our assets and liabilities differ significantly. Interest rate risk can result from a mismatch in the timing of the repricing of assets and liabilities, option risk which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and when those market rates change by different amounts. Many assets and liabilities contain embedded options which allow customers, and entities associated with our investments and wholesale funding, the opportunity to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Our Asset / Liability Committee (ALCO) monitors asset, liability, and off-balance-sheet portfolios to ensure comprehensive management of interest rate risk. The Asset / Liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Our static interest rate sensitivity, commonly referred to as repricing "GAP," as of September 30, 2004 and 2003 is illustrated in the table below.

INTEREST RATE SENSITIVITY

                                                                             TOTAL
                                    1-90        91-180        181-365        WITHIN        1-5         Over
(dollars in millions)               Days         Days          Days          1 YEAR       Years       5 Years        Total
                                  ---------    ---------     ---------     ---------    ---------    ---------     ---------
SEPTEMBER 30, 2004
RATE SENSITIVE ASSETS (1)
   Portfolio loans (2)            $ 2,532.0    $   252.5     $   434.0     $ 3,218.5    $ 1,777.3    $   307.6     $ 5,303.4
   Mortgage loans held for sale        15.7           --            --          15.7           --           --          15.7
   Investment securities              135.0        104.7         152.7         392.4      1,008.7        510.5       1,911.6
   Short-term investments               1.9           --            --           1.9           --           --           1.9
                                  ---------    ---------     ---------     ---------    ---------    ---------     ---------
      Total                       $ 2,684.6    $   357.2     $   586.7     $ 3,628.5    $ 2,786.0    $   818.1     $ 7,232.6
                                  =========    =========     =========     =========    =========    =========     =========

RATE SENSITIVE LIABILITIES
   Deposits (3)                   $ 1,891.9    $   223.4     $   391.6     $ 2,506.9    $ 1,006.5    $   820.1     $ 4,333.5
   Other interest bearing
    liabilities                       778.0         70.0         145.0         993.0        504.1        180.7       1,677.8
                                  ---------    ---------     ---------     ---------    ---------    ---------     ---------
      Total                       $ 2,669.9    $   293.4     $   536.6     $ 3,499.9    $ 1,510.6    $ 1,000.8     $ 6,011.3
                                  =========    =========     =========     =========    =========    =========     =========

Period GAP (4)                    $    14.7    $    63.8     $    50.1     $   128.6    $ 1,275.4    $  (182.7)    $ 1,221.3
Cumulative GAP                         14.7         78.5         128.6                    1,404.0      1,221.3
Cumulative GAP to Total Assets         0.19%        1.03%         1.68%         1.68%       18.33%       15.95%        15.95%
Multiple of Rate Sensitive
 Assets to Liabilities                 1.01         1.22          1.09          1.04         1.84         0.82          1.20

SEPTEMBER 30, 2003
RATE SENSITIVE ASSETS (1)
   Portfolio loans (2)            $ 2,607.1    $   323.1     $   559.7     $ 3,489.9    $ 1,522.8    $   215.7     $ 5,228.4
   Mortgage loans held for sale       130.6           --            --         130.6           --           --         130.6
   Investment securities              178.4         72.4         112.5         363.3        951.7        680.1       1,995.1
   Short-term investments               2.4           --            --           2.4           --           --           2.4
                                  ---------    ---------     ---------     ---------    ---------    ---------     ---------
      Total                       $ 2,918.5    $   395.5     $   672.2     $ 3,986.2    $ 2,474.5    $   895.8     $ 7,356.5
                                  =========    =========     =========     =========    =========    =========     =========

RATE SENSITIVE LIABILITIES
   Deposits (3)                   $ 1,098.1    $   447.9     $ 1,070.2     $ 2,616.2    $ 1,752.9    $   234.6     $ 4,603.7
   Other interest bearing
    liabilities                       596.6        106.2          25.1         727.9        475.5        389.6       1,593.0
                                  ---------    ---------     ---------     ---------    ---------    ---------     ---------
      Total                       $ 1,694.7    $   554.1     $ 1,095.3     $ 3,344.1    $ 2,228.4    $   624.2     $ 6,196.7
                                  =========    =========     =========     =========    =========    =========     =========

Period GAP (4)                    $ 1,223.8    $  (158.6)    $  (423.1)    $   642.1    $   246.1    $   271.6     $ 1,159.8
Cumulative GAP                      1,223.8      1,065.2         642.1                      888.2      1,159.8
Cumulative GAP to Total Assets        15.72%       13.68%         8.25%         8.25%       11.41%       14.90%        14.90%
Multiple of Rate Sensitive
 Assets to Liabilities                 1.72         0.71          0.61          1.19         1.11         1.44          1.19


(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)      Balances exclude mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits of $1.490 billion and $906 million in 2004 and 2003, respectively, in the less than one year category, and $1.173 billion and $1.005 billion, respectively in the over one year category, based on historical trends for these noncontractual maturity deposit types, which reflects industry standards.

(4)      GAP is the excess of rate sensitive assets (liabilities).


As shown in the table above, as of September 30, 2004, rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $128 million, compared with September 30, 2003 when rate sensitive assets repricing within one year exceeded rate sensitive liabilities within one year by $642 million. These results suggest an interest rate risk position which is not significantly mismatched; however, embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Because of these limitations, we use income simulation modeling to evaluate the impact of market interest rate changes on the Company's net interest income.

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

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes us to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, we enter into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments and the related commitments to fund residential mortgage loan applications at specific rates are considered derivatives under SFAS 133. Our practice to hedge our market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of September 30, 2004, we had forward commitments to sell mortgage loans of $34.0 million.

We performed simulations as of September 30, 2004 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming limited changes to balance sheet levels over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income is expected to be lower by 0.4% and 1.2%, respectively, of what it would be if rates were to remain at September 30, 2004 levels. An immediate 50 basis point parallel decline in market rates is expected to reduce net interest income over the following 12 months by 0.6% of what it would be if rates remain constant over the entire time period at September 30, 2004 levels. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of these or other factors, could produce different results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2003 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                       Total Number of        Maximum Number of
                                                                     Shares Purchased as     Shares that May Yet
                                                                       Part of Publicly       Be Purchased Under
                         Total Number of      Average Price Paid      Announced Plans or     The Plans or Programs
Period                  Shares Purchased           Per Share               Programs                  (a)
------                  ----------------      ------------------      ------------------     ---------------------
July 2004                     10,000                 31.09                  10,000                 3,034,800
August 2004                  101,000                 31.42                 101,000                 2,933,800
September 2004                    --                    --                      --                 2,933,800
                           ---------             ---------               ---------                 ---------
Total                        111,000                 31.39                 111,000                 2,933,800
                           =========             =========               =========                 =========

(a) In October 2001, our Board of Directors approved the repurchase of up to 3,000,000 shares of our common stock from time to time in the market and in October 2003, the Board approved the repurchase of an additional 3,000,000 shares. There is no expiration date for the repurchase program. The stock repurchase program announced in October 2001 was completed on August 12, 2004. Citizens repurchased the shares at an overall average price of $28.56. As of September 30, 2004, 2,933,800 shares remain to be purchased under the current program. The purchase of our shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and our capital requirements. There can be no assurance that we will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by our Board of Directors.


ITEM 6. EXHIBITS

         10.19 Citizens Banking Corporation Management Incentive Plan, amended and restated as of January 1, 2004.

         10.20 Form of Nonqualified Stock Option Agreement for Nonemployee Directors under the Citizens Banking Corporation Stock Compensation Plan

         10.21 Form of Nonqualified Stock Option Agreement for Employees under the Citizens Banking Corporation Stock Compensation Plan

         10.22 Form of Restricted Stock Agreement under the Citizens Banking Corporation Stock Compensation Plan

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

                          CITIZENS BANKING CORPORATION


Date:  November 5, 2004                  By /s/ Charles D. Christy
       ----------------                     ------------------------------------
                                            Charles D. Christy
                                            Chief Financial Officer
                                            (Principal Financial Officer,
                                             Principal Accounting Officer and
                                             duly authorized officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------    -----------------------------------------------------------------

10.19 Citizens Banking Corporation Management Incentive Plan, amended and restated as of January 1, 2004.

10.20 Form of Nonqualified Stock Option Agreement for Nonemployee Directors under the Citizens Banking Corporation Stock Compensation Plan

10.21 Form of Nonqualified Stock Option Agreement for Employees under the Citizens Banking Corporation Stock Compensation Plan

10.22 Form of Restricted Stock Agreement under the Citizens Banking Corporation Stock Compensation Plan

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934