Form 10-K
period 2004-12-31
CITIZENS BANKING CORP
filed 2005-03-16
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code: (810) 766-7500

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2004 was $1,315,664,541. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

The number of shares outstanding of the Registrant’s no par value Common Stock as of February 28, 2005 was 43,250,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Banking Corporation’s Proxy Statement for its annual meeting of shareholders to be held May 17, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS BANKING CORPORATION
2004 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer to Citizens Banking Corporation alone. Citizens’ common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol “CBCF.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information in Citizens website does not constitute a part of this Form 10-K.

GENERAL

Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank. These services include checking, savings, and money market deposit accounts, business, personal, educational, residential, and commercial mortgage loans, other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through affiliate trust departments of F&M Bank — Wisconsin and F&M Bank — Iowa.

Citizens operates in the following three principal business lines: Commercial Banking, Consumer Banking, and Wealth Management. A brief description of each follows:

•	Commercial Banking — Commercial Banking provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Products and services offered include commercial loans (including term loans, revolving credit arrangements, and inventory and accounts receivable financing), commercial mortgages, letters of credit, small business loans, deposit accounts, treasury management and international trade services. Real estate construction lending and international banking services are also available. Noncredit services for commercial customers include advice and assistance in the placement of securities, corporate cash management, and financial planning.

•	Consumer Banking - Consumer Banking includes consumer lending and deposit gathering, branch banking, electronic banking and residential mortgage loan origination and servicing. This line of business offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Consumer loans are composed of automobile, personal, marine, and recreational vehicle loans. Deposit products include checking, savings, money market accounts, and certificates of deposit.

•	Wealth Management - Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

All three major business lines are involved in some form of lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, thorough review of potential borrowers. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents Citizens’ estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Citizens’ evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various loan classifications, current economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio” and “Nonperforming Assets” and under Notes 1 and 6 to the Consolidated Financial Statements.

During 2004, Citizens continued to focus on the expansion initiative in Oakland County, Michigan, one of the wealthiest counties in the nation, which it announced in the fourth quarter of 2003. In 2004, this initiative significantly added to Citizens’ Oakland County presence with the opening of two regional hub locations and four branch facilities and the hiring of 42 employees. As of December 31, 2004, Citizens has two regional hub locations, ten branches, four financial centers and 124 employees in Oakland County. The Oakland County expansion initiative has shown great success since being launched, as evidenced by a $203.7 million or 49.2% increase in total loans to $617.9 million as of December 31, 2004. Core deposits increased $65.5 million or 43.9% to $214.7 million for the same period. The Corporation intends to invest up to $22 to $32 million and may open as many as 7 to 10 branches over the next three years.

The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.

GEOGRAPHIC LOCATIONS

As of December 31, 2004, Citizens conducts operations through 181 banking offices, private banking and financial center locations, and 185 ATM locations throughout Michigan, Wisconsin, and Iowa with 2,215 full-time equivalent employees. In Michigan, the primary market includes much of the lower peninsula of the state. In Wisconsin, the primary market areas are the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. In Iowa, the primary market area is the central region of the state.

RECENT TRANSACTIONS

Illinois Bank Sale

On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A. (the “Illinois Bank”), to Metropolitan Bank Group, Inc. in a cash transaction valued at $26.3 million. The Illinois Bank was comprised of three branches with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pre-tax gain of $11.7 million on the transaction. The sale of the Illinois Bank generated a tax loss benefit because Citizens’ tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price.

Prepayment of FHLB Advances and Issuance of New FHLB Debt

Citizens prepaid $235 million of high cost Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. Additionally, during the third quarter of 2004, Citizens issued $275 million of new FHLB fixed rate advances at approximately 150 basis points less than the retired debt. The improved structure and lower cost is expected to improve Citizens’ net interest margin and interest rate sensitivity and to offset the negative impact on future results of operations from the sale of the Illinois Bank.

Consolidation of Charters

On July 9, 2004, Citizens Banking Corporation announced that it had filed applications with the Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Services to consolidate its Michigan and Wisconsin subsidiary banks. Upon completion of the consolidation, F&M Bank – Wisconsin will become part of Citizens’ Michigan subsidiary bank. The resulting bank will be regulated as a State of Michigan, Federal Reserve member bank. Although the consolidation is not expected to have a significant effect on Citizens’ financial results, the consolidation of the charters will create a more efficient banking franchise by allowing the combined banks to operate as a single entity. The consolidation will eliminate the need for separate regulatory reporting and separate accounting and financial tracking by the two banks as well as allow the Corporation to make more efficient use of its capital due to having one less legal entity. The Federal Reserve Bank and State of Michigan approved the consolidation in October 2004 and agreed to extend the approval 90 days to February 2005. The consolidation date is planned for April 25, 2005 so Citizens has applied for another 90 day extension, which is expected to be approved. In January 2005, Citizens began notifying its Wisconsin clients of the consolidation and the rebranding of all 53 F&M Bank – Wisconsin locations to Citizens Bank. The F&M Bank – Iowa franchise was not included in the consolidation at this time because of several complex legal and regulatory issues that exist in the State of Iowa. The Corporation intends to re-brand F&M Bank – Iowa to Citizens Bank either in late 2005 or in 2006.

Replacement of Wealth Management’s Broker/Dealer and Reorganization of the Golden Oak Funds

On July 26, 2004, the brokerage and investment areas of the Wealth Management line implemented changes to better compete with national brokerage firms and in the local investment arena. The new program is marketed under the new names of Investment Center At Citizens Bank, and Investment Center at F&M Bank. In addition, Citizens replaced its broker/dealer services vendor with Independent Financial Marketing Group, Inc. (“IFMG”), an experienced and highly rated distributor of investment and insurance products. IFMG will provide Citizens with marketing support, advanced technology and improved processing capabilities that will help Citizens grow its brokerage business.

On September 29, 2004, the Wealth Management line completed its reorganization of the Golden Oak Funds managed by its affiliate CB Capital Management, Inc. into two leading fund groups: Goldman Sachs Asset Management and Federated Mutual Fund Services. The assets of the Golden Oak funds have been exchanged for shares of the acquiring funds. At the time of the reorganization, the Golden Oak mutual fund portfolios had approximately $450 million in assets under management.

At December 31, 2004, Citizens directly or indirectly owned the following subsidiaries:

			Total		Date
	Principal	Number of	Assets		Acquired /
Subsidiary	Office	Offices	(in millions)		Established

Citizens Bank (a)	Flint, MI	117	$5,759.8		01/01/82
F&M Bancorporation, Inc.	Kaukauna, WI				11/01/99
F&M Bank – Wisconsin (a)	Kaukauna, WI	53	1,604.7		01/03/00
F&M Bank – Iowa (a)	Marshalltown, IA	11	431.2		11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(b )	(b	)	03/01/02

(a)	Consolidated totals include its non-bank subsidiaries.

(b)	Citizens Bank Wealth Management conducts business at most Citizens Bank locations and had total assets under administration of $2.7 billion at December 31, 2004.

Citizens loan sales and securitization activities are conducted within the subsidiary banks. The bank in Michigan has been the bank that has coordinated and executed such transactions on behalf of the other subsidiaries. Citizens’ sells substantially all of the fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans. These transactions are accomplished through cash sales to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, mortgage-backed securities (“MBSs”) received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. From time to time, Citizens also exchanges fixed and variable rate mortgage loans held in portfolio for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are sold to third party investors or classified as available for sale in the investment security portfolio.

If MBSs are retained in the investment portfolio, any gain or loss at time of sale is recorded as a security gain or loss. All other gains or losses associated with sales of single-family mortgage loans are recorded as a component of mortgage banking revenue. Typically, Citizens does not service the loans after they are sold or exchanged, but sells the mortgage servicing rights, in a separate transaction, before or at the time of the securitization. Sales or securitizations of mortgage loans through

FHLMC and FNMA are done under terms that do not provide for any material recourse to Citizens by the investor. Citizens does not retain any interest in these securitized mortgage loans.

PRINCIPAL SOURCES OF REVENUE

The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Interest and fees on loans	$300,539	$323,739	$385,812
Interest and dividends on investment securities	82,417	82,133	76,748
Other interest and noninterest income	104,063	94,924	102,600

Total revenues	$487,019	$500,796	$565,160

LINES OF BUSINESS

Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along three major business lines: Commercial Banking, Consumer Banking and Wealth Management. Additional information regarding the business lines is incorporated herein by reference from “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 20 of the Consolidated Financial Statements..

COMPETITION

The financial services industry is highly competitive. Citizens banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of JP Morgan Chase and Company, Comerica Incorporated, National City Corporation, Fifth Third Bancorp, Standard Federal, Marshall and Ilsley Corporation and Associated Banc-Corp, among others. The Corporation also actively competes with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including other leasing companies, title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

Mergers between financial institutions and the expansion of financial institutions both within and outside of the primary Midwest banking markets have provided significant competitive pressure in those markets. In addition, the passage of Federal interstate banking legislation has expanded the banking market and heightened competitive forces. The effect of this legislation is further discussed under the caption “Supervision and Regulation”.

Many of Citizens’ offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, Citizens is the largest bank, which is believed to be a competitive advantage. In other markets Citizens competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. Citizens’ competitors may also offer higher interest rates, which could decrease Citizens’ ability to attract deposits or require Citizens to increase its rates to attract new deposits.

Other factors such as employee relations and environmental laws also impact the Corporation’s competitiveness. Citizens maintains a favorable relationship with its employees and none of the employees are represented by a collective bargaining group. The impact of environmental laws is further discussed in “Item 3. Legal Proceedings” of this document.

SUPERVISION AND REGULATION

General

The banking industry is subject to extensive state and federal regulation and continues to undergo significant change. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on Citizens are impossible to determine with any certainty. A change in applicable laws or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of Citizens. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, Citizens expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted. The following discussion summarizes certain aspects of the banking laws and regulations that affect Citizens. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

Citizens is a bank holding company registered with the Federal Reserve Board and is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the Federal Reserve Board’s prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the Corporation more than 5% of the voting shares of that bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Citizens may acquire.

Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency (“OCC”) (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Citizens Bank (the Corporation’s principal bank subsidiary), F&M Bank-Wisconsin and F&M Bank-Iowa are state-chartered banks and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services, the Wisconsin Department of Financial Institutions and the Iowa Division of Banking, respectively, as well as by the Federal Reserve Board. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the OCC. All of the depository banks are subject to supervision and examination by the FDIC, because the FDIC insures their deposits to the extent provided by law. In addition, all of the banks are members of the Federal Reserve System. The non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

Consistent with the requirements of the Bank Holding Company Act, the Corporation’s only lines of business consist of providing its customers with banking, trust and other financial services and products. These services include commercial banking through three subsidiary banks, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance brokerage services, life insurance and annuity products, title insurance, and portfolio management services for the majority of F&M Bank - Wisconsin’s investment portfolio all through subsidiary banks and other subsidiaries.

Regulations governing the Corporation and its subsidiary depository institutions restrict extensions of credit by such institutions to the Holding Company and, with some exceptions, to other affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Citizens and such affiliates. These regulations also restrict investments by the Corporation’s depository institution subsidiaries in the stock or other securities of the Holding Company and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Citizens.

Citizens insured depository institution subsidiaries are subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including capital and reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches and numerous other aspects of their operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders or holders of subordinated debt. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2004 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank is incorporated herein by reference from “Item 7

- Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity and Debt Capacity” and Note 21 to the Consolidated Financial Statements.

Citizens insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess “commonly controlled” depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Citizens as the common parent. While the FDIC’s cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on the holding company’s potential liability. If one of Citizens subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “FDICIA” below.

Payment of Dividends

There are various statutory restrictions on the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to their Holding Company. Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, all of the subsidiary banks are member banks of the Federal Reserve System, subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.

Dividends from a national banking association may be declared only from the bank’s undivided profits, and until the bank’s surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank’s net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC’s approval is required if the total of all dividends declared in any calendar year exceeds the sum of the association’s net income of that year combined with its retained net income of the preceding two years.

In each of the years ended December 31, 2004, 2003 and 2002, Citizens’ subsidiaries paid cash dividends of $49.0 million, $24.0 million and $90.5 million, respectively. As of January 1, 2005, Citizens’ banking subsidiaries were able to distribute dividends of $64.0 million without further regulatory approval.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. “Well capitalized” institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). “Adequately capitalized” institutions include depository institutions that meet the required minimum level for each capital measure. “Undercapitalized” institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. “Significantly undercapitalized” characterizes depository institutions with capital levels significantly below the minimum requirements. “Critically undercapitalized” refers to depository institutions with minimal capital and at serious risk for government seizure.

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

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

FDICIA also contains a variety of other provisions that may affect Citizens operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

At December 31, 2004 and 2003, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments

The FDIC’s deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

The adjusted assessment rates for FDIC-insured institutions currently range from 0.00% to 0.27% depending on the assessment category into which a bank is placed. Citizens did not pay any regular insurance assessments to the FDIC in 2002. However, beginning July 1, 2003 and continuing throughout 2004, the Wisconsin bank subsidiary was required to pay an annualized assessment rate of ..03% to the FDIC for deposit insurance. Effective January 1, 2005, the Wisconsin bank is no longer required to pay the assessment. Additionally, Citizens does not expect that any other of its bank subsidiaries will pay significant insurance assessments in 2005. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Transactions with Affiliates

Transactions between Citizens’ subsidiary banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the banks include Citizens and any entity controlled by Citizens. Generally, Sections 23A and 23B (i) limit the extent to which the subsidiary banks may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the Corporation’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank’s capital stock and surplus, (ii) require that a bank’s extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including non-performing loans) and (iv) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer and to a principal stockholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal stockholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal stockholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. Citizens has determined not to become certified as a financial holding company at this time. The Corporation may reconsider this determination in the future.

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

The GLBA repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to “opt out” of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

USA Patriot Act of 2001

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes. The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify these requirements. Pursuant to the Patriot Act and the related regulations Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.

ECONOMIC FACTORS AND MONETARY POLICY

Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on Citizens future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens net interest margin and net interest income in 2004 and 2003 and their potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential affect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Interest Rate Risk” and incorporated herein by reference.

ENVIRONMENTAL MATTERS

Citizens’ primary exposure to environmental risk is through trust services and lending activities. In each instance, policies and procedures are in place to mitigate environmental risk exposures. With respect to lending activities, Citizens requires environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, Citizens utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently the Corporation does not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in “Item 3. Legal Proceedings.”

Directors and Executive Officers of the Holding Company

The following information is provided for the members of the Board of Directors of the Holding Company and those persons currently designated as executive officers of the Holding Company by its Board of Directors.

Board of Directors

Name	Occupation
William R. Hartman	Chairman of the Board, President and Chief Executive Officer of the Holding Company

Edward P. Abbott	President and Chief Executive Officer, Abbott’s Meats, Inc.

Lizabeth A. Ardisana	Chief Executive Officer and Owner of ASG Renaissance

Jonathan E. Burroughs, II	President, JEB Enterprises

Joseph P. Day	President, Banner Engineering & Sales, Inc.

Richard J. Dolinski	President and Chief Executive Officer, Dolinski Associates, Inc.

Lawrence O. Erickson	President and Chief Executive Officer, Four-Way Tool and Die, Inc.

Benjamin W. Laird	Attorney at Law, Godfrey & Kahn, S.C.

Stephen J. Lazaroff	President, Diversified Precision Products, Inc.

Name	Occupation
William C. Shedd	Attorney at Law, Shedd, Frasier & Grossman, PLLC

Kendall B. Williams	Attorney at Law, The Williams Firm, P.C.

James L. Wolohan	Chairman of the Board, President and CEO, Wolohan Lumber Company

Executive Officers

Name	Title
William R. Hartman	Chairman of the Board, President and Chief Executive Officer

Charles D. Christy	Executive Vice President, Chief Financial Officer and Controller

Roy A. Eon	Executive Vice President and Manager of Operations and Technology

Randall J. Peterson	Executive Vice President and Regional Chairman – Wisconsin and Iowa

Clinton A. Sampson	Executive Vice President and Regional Chairman – Michigan

Wayne G. Schaeffer	Executive Vice President, Consumer Banking

James A. Schmelter	Executive Vice President, Wealth Management

John D. Schwab	Executive Vice President and Chief Credit Officer

Thomas W. Gallagher	General Counsel and Secretary to the Board of Directors

Marilyn K. Allor	Senior Vice President and Director of Human Resources

Wendy K. Hemingway	Senior Vice President and Director of Commercial Products and Sales

J. Anthony Hawking	Senior Vice President and General Auditor

Logan M. Pichel	Senior Vice President, and Manager of Retail Delivery

John J. Owens	Senior Vice President and Director of Marketing

ITEM 2. PROPERTIES

Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 181 branch and financial banking offices. Of these, 45 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $2.8 million in 2004. The banking offices are located in various communities throughout the states of Michigan, Wisconsin, and in parts of Iowa. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Note 9 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Citizens and its subsidiaries are parties to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, Citizens does not believe the ultimate outcome of these matters will have a material adverse effect on its financial condition or liquidity.

From time to time, certain of the Corporation’s subsidiaries are notified by applicable environmental regulatory agencies, pursuant to State or Federal environmental statutes or regulations, that they may be potentially responsible parties (“PRPs”) for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediating the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries’ status as lending institutions that acquired ownership of the contaminated property through foreclosure. Citizens is not presently aware of any environmental liabilities that pose a reasonable possibility of future material impact on its earnings. It is Citizens’ policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Holding Company’s common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol “CBCF.” Information regarding the Holding Company’s stock prices during the last two years is incorporated herein by reference from “Item 8 — Selected Quarterly Information.”

As of December 31, 2004, the approximate number of shareholders of the Holding Company’s common stock was 14,847. This number includes an estimate for individual participants in the security positions of certain shareholders of record. Record shareholders at December 31, 2004 totaled 6,349.

Information regarding cash dividends that the Holding Company has declared during the last two fiscal years is incorporated herein by reference from Item 8 — “Selected Quarterly Information.” Restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 21 to the Consolidated Financial Statements.

Equity Compensation Plan Information

Citizens’ has two stock option plans pursuant to which it grants performance-based stock options to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of the option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2004.

				Number of shares
				remaining available for
				future issuance under
	Number of shares to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding shares
Plan Category	outstanding options		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	4,138,775		$27.50	4,278,481

Equity compensation plans not approved by shareholders	103,400	(1)	$16.66	0

Total	4,242,175		$27.24	4,278,481

(1)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 103,400 shares were outstanding as of December 31, 2004. The plan provides that no further grants may be made under the plan.

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(a)
October 2004	—	—	—	2,933,800
November 2004	20,000	33.94	20,000	2,913,800
December 2004	63,600	34.15	63,600	2,850,200

Total	83,600	34.10	83,600	2,850,200

(a) In October 2001, the Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and in October 2003, the Board approved the repurchase of an additional 3,000,000 shares. There is no expiration date for the repurchase program. The stock repurchase program announced in October 2001 was completed on August 12, 2004. Citizens repurchased the shares at an overall average price of $28.56. As of December 31, 2004, 2,850,200 shares remain to be purchased under the current program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data
(in thousands, except per share data)	2004	2003	2002	2001	2000

For The Year
Net interest income	$275,327	$286,258	$301,782	$307,981	$314,874
Provision for loan losses	21,094	62,962	120,200	26,407	20,983
Noninterest income before securities gains (losses)(1)	105,560	94,716	99,340	111,286	90,344
Investment securities gains (losses)	(1,509)	103	2,436	6,195	—
Noninterest expense (2)	262,767	232,988	259,383	251,183	257,762
Income tax provision (benefit)	19,420	19,176	(1,063)	43,215	35,813
Net income	76,097	65,951	25,038	104,657	90,660
Cash dividends	49,286	49,476	50,659	50,158	48,108
Per Common Share Data
Net income:
Basic	$1.76	$1.52	$0.56	$2.27	$1.92
Diluted	1.74	1.51	0.56	2.25	1.91
Cash dividends	1.140	1.140	1.130	1.085	1.015
Book value, end of year	15.13	14.69	14.88	15.47	14.62
Market value, end of year	34.35	32.72	24.78	32.88	29.06
At Year End
Assets	$7,706,033	$7,711,070	$7,524,724	$7,682,899	$8,409,749
Total loans including held for sale	5,421,403	5,290,379	5,593,304	5,922,406	6,422,806
Deposits	5,299,760	5,442,267	5,936,913	5,965,126	6,244,141
Long-term debt	949,921	936,859	599,313	629,099	471,117
Shareholders’ equity	654,302	635,162	650,469	697,464	679,979
Average For The Year
Assets	$7,684,834	$7,693,931	$7,569,341	$7,935,843	$8,073,021
Earning assets	7,259,660	7,272,887	7,160,596	7,510,332	7,584,932
Total loans including held for sale	5,291,948	5,404,329	5,677,224	6,109,111	6,202,157
Deposits	5,375,297	5,665,533	5,924,442	6,008,096	6,121,373
Interest-bearing deposits	4,460,391	4,787,594	5,054,743	5,126,928	5,175,252
Repurchase agreements and other short-term borrowings	655,472	458,673	251,315	538,673	920,323
Long-term debt	936,049	861,704	620,913	596,380	303,597
Shareholders’ equity	639,631	632,060	691,834	702,381	650,251
Financial Ratios
Return on average:
Shareholders’ equity	11.90%	10.43%	3.62%	14.90%	13.94%
Earning assets	1.05	0.91	0.35	1.39	1.20
Assets	0.99	0.86	0.33	1.32	1.12
Average shareholders’ equity/avg. assets	8.32	8.22	9.14	8.85	8.05
Dividend payout ratio	64.77	75.02	202.33	47.93	53.06
Net interest margin (FTE)	3.99	4.15	4.45	4.32	4.32
Tier I leverage ratio	7.84	7.45	7.18	7.79	7.11
Tier I risk-based capital ratio	9.96	9.80	9.18	9.87	9.05
Total risk-based capital ratio	13.32	13.23	10.43	11.12	10.30

(1)	Noninterest income in 2004 included a $11.7 million gain on the sale of the Illinois bank subsidiary.

(2)	Citizens recorded special charges of $13.4 million in 2002 and $15.5 million in 2000 for mergers, restructurings and other initiatives. Additionally, the year 2003 included a special charge credit of ($0.7 million). The special charges and the related credit were included in noninterest expense. Noninterest expense in 2004 included a $18.0 million prepayment penalty on the prepayment of FHLB debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings for the years 2004, 2003, and 2002 and the significant changes in balance sheet items from December 31, 2003 to December 31, 2004 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Forward–Looking Statements

Discussions in this report that are not statements of historical fact (including statements that include terms such as “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, as well as the following.

•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens customer base, level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits, cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions could reduce Citizens’ net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, dividend funds from the subsidiaries to the Holding Company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, such as new wealth management capabilities, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ results of operations.

•	New accounting pronouncements may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, Citizens’ business and negatively impacting the results of operations.

•	Citizens’ potential inability to integrate acquired operations or complete any restructuring could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, may increase the Corporation’s capital costs and operating expenses.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this Report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation, to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

OVERVIEW

Nature of Citizens’ Business

Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank. The Corporation also provides wealth management services through Citizens Bank Wealth Management, N.A., and through affiliate trust departments of F&M Bank – Wisconsin and F&M Bank — Iowa. Citizens conducts operations through 181 banking offices, private banking and financial center locations, and 185 ATM locations throughout Michigan, Wisconsin, and Iowa.

Citizens operates in three major business lines: Commercial Banking, Consumer Banking and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures including return on assets, return on equity, net interest margin, allowance for loan losses to portfolio loans, net loans charged off percentage and nonperforming assets as a percent of total assets. These key performance measures for the last five years are presented in Tables 6 and 8 below and in the table under “Item 6 – Selected Financial Data”.

The Corporation’s primary source of revenue is net interest income, which is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities, including interest-bearing deposits and borrowings used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The Corporation measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics — interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. A low interest rate environment, such as experienced in 2003 and 2004, has the effect of reducing the interest spread and net interest margin.

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. Citizens’ investment securities portfolio is structured to provide a source of liquidity principally through the maturity of the securities held in the portfolio and to generate an income stream with relatively low levels of principal risk. Loans comprise the largest component of earning assets and are the highest yielding assets. Client deposits are the primary source of funding for earning assets while short-term debt and other managed sources of funds are utilized as market conditions and liquidity needs change.

The Corporation monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet client cash flow needs, while maintaining funds available for loan and investment opportunities as well as to pay dividends to shareholders, service debt, invest in subsidiaries, finance business expansion, satisfy other operating requirements and take advantage of unforeseen opportunities. Citizens derives its liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. The Corporation also has access to market borrowing sources for both short-term and long-term purposes.

Citizens’ other principal source of revenue is noninterest income, particularly fees and other revenue from financial services provided to customers. Citizens’ noninterest income includes service charges on deposit accounts, fees charged for trust services related to personal, institutional and employee benefit products and services, revenue related to loan products, including commercial loan fees and mortgage banking revenue, and fees for various other services, such as brokerage and investment services, ATM network use, and financial services.

Citizens net income can also be significantly affected by additions or reductions to the allowance for loan losses. Extending credit to businesses and consumers exposes Citizens to the risk that the principal balance of a loan and any related interest will not be collected. Citizens mitigates this credit risk through portfolio diversification that limits exposure to any single industry or customer and by establishing a comprehensive system of internal controls. The allowance for credit losses represents the estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of historical data and general economic factors, among other things, and is maintained at a level the Corporation considers adequate to absorb probable loan losses identified with specific customer relationships and probable losses believed to be inherent in the loan portfolio which have not been specifically identified. This evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. In the event that Citizens overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the provision for loan losses, which would have a negative impact on results of operations in the period in which the increase occurred. Certain economic indicators suggest that business spending has begun to increase and that business and consumer financial positions are improving in line with recent economic developments. While uncertainty exists as to how robust or sustainable this trend may be, the impact of such improvements would likely be positive to the Corporation’s credit quality indicators and could lead to a lower provision for loan losses in 2005 than in 2004.

Performance Summary
An analysis of the major components of net income in 2004, 2003 and 2002 is presented below.

Table 1. Three Year Summary of Net Income Components	Year Ended December 31,
(in thousands)	2004	2003	2002

Interest income (1)	$382,968	$405,977	$463,384
Interest expense	107,641	119,719	161,602

Net interest income	275,327	286,258	301,782
Provision for loan losses	21,094	62,962	120,200
Noninterest income (1)	104,051	94,819	101,776
Noninterest expense (1)	262,767	232,988	259,383
Income tax provision (1)	19,420	19,176	(1,063)

Net income	$76,097	$65,951	$25,038

(1) Includes significant charges and/or gains as follows:
Interest income	$—	$—	$(701)

Noninterest income
Gains from sale of securitized portfolio mortgages	—	—	2,436
Gains from sale of merchant business	—	—	5,400
Gains from sale of Illinois bank subsidiary	11,650	—	—
Other charges	—	—	(1,587)

Total gains and other charges recorded in noninterest income	11,650	—	6,249

Noninterest expense
Special charge	167	691	(13,402)
Prepayment penalty on FHLB advances	(17,959)	—	(3,300)
Other charges	—	—	(3,837)

Total special and other charges recorded in noninterest expense	(17,792)	691	(20,539)

Tax benefit (expense)	7,304	(242)	5,247

Net increase (decrease) to income	$1,162	$449	$(9,744)

A comparative summary of key performance measures for 2004 versus 2003 follows.

Citizens recorded net income of $76.1 million or $1.74 per diluted share compared with net income of $66.0 million or $1.51 per diluted share for the same period of 2003, an increase of 15.4% in net income and 15.2% in diluted net income per share. Return on average assets and return on average equity for 2004 were 0.99% and 11.90%, respectively, compared to 0.86% and 10.43%, respectively, for 2003. Key factors behind these results were:

•	Net interest income declined in 2004 $10.9 million to $275.3 million compared with the full year 2003 due to the decline in net interest margin percentage from 4.15% to 3.99%. Interest income decreased $23.0 million or 5.7% while interest expense decreased $12.1 million or 10.1%. The margin compression was due to Citizens slightly liability sensitive interest rate risk position, deposit mix shift toward products offering promotional rates and pricing spread compression on commercial loans. The commercial loan spread compression was due to competitive pressures, improved credit underwriting driving better credit quality than maturing loans booked prior to 2003 and continued reduction of exposure on credits not meeting Citizens risk parameters.

•	Total average earning assets remained relatively unchanged for 2004 at $7.2 billion. Average total portfolio loans were also stable at $5.3 billion, with the strong growth in consumer loans throughout the entire year nearly offset the impact of the sale of the Illinois Bank and the decline in commercial loans. Although commercial loans declined for the first nine months, they displayed growth in the fourth quarter of 2004, substantially due to demand in the Oakland County market. Citizens retired $235 million of high cost FHLB debt during the third quarter of 2004 and replaced it with $275 million in lower-cost fixed rate debt. Total average deposits declined $289.9 million to $5.4 billion for 2004. The decline occurred largely within time deposits, reflecting Citizens’ less aggressive pricing posture during the low interest rate environment. Core deposits, which exclude time deposits, grew by $94.5 million as a result of increases in noninterest bearing deposits and a new market rate savings product introduced in the fourth quarter of 2003.

•	Loan loss provision expense decreased $41.9 million from 2003 due to a decline in nonperforming assets, lower net charge-offs, and fewer risk rating downgrades within the commercial loan portfolio. The decrease in nonperforming assets was the result of aggressive collection efforts, risk mitigation through reduction of exposure on credits not meeting Citizens’ risk parameters and, to a lesser extent, continued charge-off of nonperforming loans. Nonperforming assets decreased $26.2 million to $50.8 million or 0.94% of portfolio loans plus other repossessed assets acquired (“ORAA”) at December 31, 2004 from a year-end 2003 level of $77.0 million or 1.47% of portfolio loans plus ORAA. Total net charge-offs decreased $25.4 million in 2004 to $20.8 million or 0.40% of average portfolio loans outstanding compared to $46.2 million or 0.88% for 2003.

•	Noninterest income increased $9.2 million or 9.7% to $104.1 million during the twelve month period ended December 31, 2004 compared with the same period of 2003. This increase was due to the $11.7 million pre-tax gain from the sale of the Illinois Bank, increased deposit service charge income, and gains on sale of closed bank premises, venture capital distributions, which partially offset lower mortgage income. Deposit service charges increased $5.2 million or 17.4% to $35.1 million compared with 2003 as a result of initiatives implemented over the last six quarters that improved fee waiver management as well as slight increases in certain fees. Remaining noninterest income categories increased $1.5 million for 2004 driven by gains on sale of closed bank premises and a venture capital investment distribution of $0.8 million related to investments made beginning in 1998. Mortgage and other loan income declined $8.4 million or 46.7% to $9.6 million compared with 2003. The decline in mortgage fees reflects the decrease in mortgage origination volume as compared to 2003, due to the increased refinance activity that occurred during 2003.

•	Noninterest expense increased $29.8 million or 12.8% to $262.8 million compared with 2003 reflecting the impact of the $18.0 million prepayment penalty on $235 million of high cost FHLB advances and higher staff compensation and advertising expense. Salaries and benefits increased $6.8 million or 5.5% to $129.1 million compared with 2003 as a result of the Oakland County initiative and filling key staff positions during late 2003. Employee benefits increased due to higher pension and medical expenses. Advertising increased $3.4 million or 58.7% to $9.2 million compared with 2003 as a result of advertising to support the Oakland County initiative, deposit focused promotions, and the new brand introduction.

•	Income tax expense remained relatively flat at $19.4 million in 2004 as compared to $19.2 million in 2003 even though pretax income increased $10.4 million. The 2004 effective tax rate was 20.3% compared to the 2003 effective tax rate of 22.5%. The key factors in this improvement were due to the sale of the Illinois Bank and the penalties related to the prepayment of FHLB advances. The sale of the Illinois Bank generated a tax loss benefit because Citizens tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price.

CRITICAL ACCOUNTING POLICIES

Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. These factors along with the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and allocation of reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change, determine the amount of the allowance for loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

The Corporation’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances determined in accordance with SFAS 5 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

Specific valuation allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that a loss will be incurred. The specific credit allocations are based on a regular analysis of all commercial and commercial real estate loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

The general valuation allowances are based on economic conditions and other qualitative risk factors both internal and external to the Corporation. Such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Citizens evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then input into a “general allocation matrix” to determine the appropriate range of general valuation allowances. Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. The general valuation allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the general valuation allowances include a component that explicitly accounts for the inherent imprecision in loan loss projection models. Many changes have occurred in the loan portfolio mix in recent years and as a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn in the current cycle, also affects the allocation model’s estimates of loss. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in Citizens’ allowance for credit losses on a timely basis. Citizens also considers experience of peer institutions and regulatory guidance in addition to its own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.

In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. In the third quarter of 2002, Citizens experienced a significant increase in the allowance for loan losses due to elevated past-due and nonperforming loan levels, a weakened economy and enhancements to the loan loss allocation model, including the incorporation of more recent historical loss data in the determination of projected loss rates for pools of loans evaluated collectively and refinements to the internal risk rating system for commercial loans, which led to an increase in risk rating downgrades. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Provision and Allowance for Loan Losses.”

Pension and Postretirement Benefits

Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, expected employee service periods, rate of employee compensation increases, assumed discount rate and the long-term return on plan assets. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred. Note 13 to the Consolidated Financial Statements provides further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense. In 2004 and 2003, Citizens modified assumptions regarding the expected long-term rate of return and the assumed discount rate under its defined benefit pension plan, which will have a negative impact on future results. For a discussion of these changes and their expected impact on 2005 results, refer to “Noninterest Expense.” The expected rate of return was determined using long-term historical returns of the various investment categories weighted by target asset allocations. For more information on pension and postretirement benefits, see Note 13 of the Consolidated Financial Statements. The discount rate was derived from current market yields on long-term corporate bonds. The assumed discount rate is likely to change each year with fluctuations in market yields for long-term corporate bonds, while the expected long-term rate of return will likely exhibit less volatility.

Derivative Financial Instruments and Hedge Accounting

In various aspects of its business, the Corporation uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. The application of Citizens’ hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. The Corporation believes hedge effectiveness is evaluated properly in the consolidated financial statements. For more information on derivative financial instruments and hedge accounting, see Notes 1 and 18 to the Consolidated Financial Statements.

Stock-based Compensation

Citizens’ stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 16 to the consolidated financial statements use the fair value method under SFAS 123 to measure compensation expense for stock-based employee compensation plans.

The Corporation expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $1.0 million beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. See Note 2 to the consolidated financial statements for additional information.

Income Tax Accounting

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carry forwards. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 14 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2004 and 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1, 2 and 7 to the Consolidated Financial Statements.

RECENT DEVELOPMENTS

Oakland County Initiative

During 2004, Citizens continued to focus on the expansion initiative in Oakland County, Michigan, one of the wealthiest counties in the nation, which it announced in the fourth quarter of 2003. In 2004, this initiative significantly added to Citizens’ Oakland County presence with the opening of two regional hub locations and four branch facilities and the hiring of 42 employees. As of December 31, 2004, Citizens has 2 regional hub locations, ten branches, four financial centers and 124 employees in Oakland County. The Oakland County expansion initiative has shown great success since being launched, as evidenced by a $203.7 million or 49.2% increase in total loans to $617.9 million as of December 31, 2004. Core deposits increased $65.5 million or 43.9% to $214.7 million for the same period. The Corporation intends to invest up to $22 to $32 million and may open as many as 7 to 10 branches over the next three years.

Illinois Bank Sale

On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A.., to Metropolitan Bank Group, Inc. in a cash transaction valued at $26.3 million. The Illinois Bank was comprised of three branch locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pretax gain of $11.7 million on the transaction. The sale of the Illinois Bank generated a tax loss benefit because Citizens tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price.

Prepayment of FHLB Advances and Issuance of New FHLB Debt

Citizens prepaid $235 million of high cost FHLB advances during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. Additionally, during the third quarter of 2004, Citizens issued $275 million of new FHLB fixed rate advances at approximately 150 basis points less than the retired debt. The improved structure and lower cost is expected to improve Citizens’ net interest margin and interest rate sensitivity and to offset the negative impact on future results of operations from the sale of the Illinois Bank. The tax loss from the Illinois Bank sale along with lower pretax earnings resulting from the prepayment penalties of FHLB advances contributed toward reducing income tax expense for 2004.

Replacement of Wealth Management’s Broker/Dealer and Reorganization of the Golden Oak Funds

On July 26, 2004, the brokerage and investment areas of the Wealth Management line implemented changes to better compete with national brokerage firms and in the local investment arena. The new program is marketed under the new names of Investment Center At Citizens Bank, and Investment Center at F&M Bank. In addition, Citizens replaced its broker/dealer services vendor with Independent Financial Marketing Group, Inc., an experienced and highly rated distributor of investment and insurance products. IFMG will provide Citizens with marketing support, advanced technology and improved processing capabilities that will help Citizens grow its brokerage business.

On September 29, 2004, the Wealth Management line completed its reorganization of the Golden Oak Funds managed by its affiliate CB Capital Management, Inc. into two leading fund groups: Goldman Sachs Asset Management and Federated Mutual Fund Services. The assets of the Golden Oak funds have been exchanged for shares of the acquiring funds. At the time of the reorganization, the Golden Oak mutual fund portfolios had approximately $450 million in assets under management.

Sale of Credit Card Portfolio

Effective May 28, 2004, F&M Bank-Wisconsin and F&M Bank-Iowa (the “F&M Banks”) entered into agreements with MBNA America Bank, N.A. (“MBNA”) to sell their respective credit card account portfolios to MBNA. Pursuant to such arrangements, MBNA paid to F&M Bank-Iowa a premium of $0.3 million for a portfolio totaling $2.5 million and paid to F&M Bank-Wisconsin a premium of $0.1 million for a portfolio totaling $1.1 million. Also in connection with the sale, each of the F&M Banks executed an addendum to a joint marketing agreement with MBNA that the Citizens Bank Michigan affiliate had previously entered into as of February 28, 2001. Under the joint marketing agreement, MBNA is licensed to issue its credit cards to clients of the F&M Banks and to utilize the F&M Banks’ names and logos. The F&M Banks in return receive a fee from MBNA for each new credit card account generated. Pursuant to such arrangement, the F&M Banks have no responsibility for credit, fraud or other types of losses associated with such credit card accounts.

Significant Developments in 2003 and 2002

In the second quarter of 2003, Wealth Management formed strategic alliances with SEI Investments and EnvestnetPMC, Inc. The alliances enable Wealth Management to offer their clients a broader range of mutual fund family choices, access to separately managed accounts with specialized portfolio managers, state of the art research capabilities, and sophisticated client profiling and portfolio modeling tools. In addition, Wealth Management, through an arrangement with EPIC Advisors, Inc., provides retirement plan products and services by offering its clients advanced state-of-the-art online employee account access, online retirement plan design and consulting options, and access to industry experts.

During the fourth quarter of 2002 and the first quarter of 2003, Citizens experienced two unanticipated loan losses of $8.5 million and $11.5 million, respectively, resulting from collateral value shortfalls due to falsified borrowing base reports by the borrower. To reduce the risk of further unforeseen losses from similar collateral issues, the Corporation hired outside collateral auditors in 2003 to conduct field audits on all loans in excess of specific dollar thresholds. Citizens has since instituted regular audits of receivable and inventory collateral as a standard practice going forward. Refer to “Loan Origination/Risk Management” for further discussion.

In 2002, Citizens recorded a special charge of $13.4 million ($8.7 million after-tax) that included restructuring and impairment costs associated with reorganization of the Corporation’s consumer, commercial and wealth management lines of business. The reorganization resulted from a detailed review of consumer banking, commercial banking and wealth management areas by key members of management with assistance from industry consultants. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, Citizens displaced 133 employees (157 employees less employees subsequently rehired for other available positions). Displaced employees were offered severance packages and outplacement assistance. As part of the restructuring initiatives, Citizens recognized a pension curtailment related to the early termination of certain officers’ employment earlier than expected. These pension benefits were provided under unfunded supplemental benefit plans. The curtailment resulted in a charge of $0.9 million for the accelerated recognition of their prior service cost and was recorded as a component of the $13.4 million special charge. Also, twelve banking offices were closed in the fourth quarter of 2002 and six additional offices were closed during the second quarter of 2003.

In the third quarter of 2002, Citizens also charged to earnings $9.4 million ($6.1 million after-tax) of other significant items considered unusual in nature. Net interest income was charged $0.7 million for premium amortization on mortgage-backed securities. Noninterest income was charged $1.6 million, which included market value adjustments of $0.7 million in an equity investment and $0.7 million to life insurance cash surrender values, and write-offs of $0.2 million for obsolete assets and $0.1 million for cash management fees accrued but not collectable. Noninterest expense was charged $7.1 million, comprised of a $3.3 million prepayment penalty on high cost FHLB debt, a $2.0 million contribution to Citizens charitable trust, a $1.0 million market valuation adjustment in other real estate, $0.4 million in additional depreciation on equipment to be retired early and $0.5 million in other items.

The aforementioned $0.7 million adjustment of the premium amortization on mortgage-backed securities in the third quarter of 2002 was the result of the Corporation’s quarterly review of prepayment assumptions. Low mortgage interest rate levels in 2002 resulted in an increase in prepayments and shortened the expected average life of these securities. Because the increase in prepayments was inconsistent with historical norms, the adjustment was determined to be unusual in nature.

The aforementioned equity investment market value write-down in 2002 relates to a venture capital partnership that specializes in financing technology companies. In the third quarter of 2002, Citizens received an accounting from the partnership showing significant write-downs in the carrying value of some of the investments in technology companies within the partnership due to their poor financial performance and the poor prospects of recovering some of these investments given the unfavorable market conditions for technology companies. As a result of these factors, Citizens reduced the book value of its investment in the partnership by $0.7 million from $1.1 million to $0.4 million and, because of the broad scope and degree of decline in the technology sector, determined the adjustment to be unusual in nature. This venture capital partnership has pursued a number of early stage investment opportunities in technology-driven businesses located in the Midwestern United States. One of the underlying business investments was sold to a New York-based buyout fund in 2004. As a result of this action, Citizens received a distribution of $0.8 million and recognized it as income during the third quarter of 2004.

The cash surrender value of separate-account life insurance policies is determined based upon the value of the underlying securities held in the policies. During the third quarter of 2002, the value of the underlying securities experienced a swift and significant decline due to the decrease in values in the equity markets. As a result, Citizens reduced the book value on these policies by $0.6 million from $2.2 million to $1.6 million, and considered the adjustment unusual due to the sharp and significant amount of the decline as a percent of the total cash surrender value of the policies.

In the second quarter of 2002, Citizens realized gains of $5.4 million on the sale of the merchant services business and $2.4 million on the sale of securitized mortgages.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Table 2 presents net interest income, interest spread and net interest margin with average balances and related interest rates for the past three years.

Table 2. Average Balances/Net Interest Income/Average Rates
		2004			2003			2002

Year Ended December 31	Average		Average	Average		Average	Average		Average
(in millions)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2.1	$—	0.57%	$11.2	$0.1	0.94%	$56.8	$0.8	1.45%
Investment securities (3):
Taxable	1,511.5	61.6	4.07	1,405.6	61.6	4.38	957.3	55.4	5.79
Tax-exempt	424.3	20.9	7.58	405.4	20.5	7.78	416.6	21.3	7.87
Mortgage loans held for sale	29.6	1.8	6.09	125.2	6.9	5.54	107.8	6.8	6.27
Portfolio Loans (4):
Commercial	1,613.9	81.4	5.18	1,763.5	88.9	5.18	1,934.3	109.3	5.80
Commercial real estate	1,255.5	73.8	5.88	1,348.8	84.7	6.28	1,405.0	98.6	7.02
Residential mortgage loans	493.0	28.1	5.69	557.8	34.0	6.09	724.9	52.2	7.20
Direct consumer	1,108.0	62.2	5.61	920.7	58.9	6.39	838.1	64.8	7.73
Indirect consumer	791.9	53.2	6.72	688.3	50.4	7.32	667.2	54.2	8.13

Total portfolio loans	5,262.3	298.7	5.72	5,279.1	316.9	6.05	5,569.5	379.1	6.86

Total earning assets (3)	7,229.8	383.0	5.48	7,226.5	406.0	5.80	7,108.0	463.4	6.72
Nonearning Assets
Cash and due from banks	163.6			170.9			181.0
Bank premises and equipment	117.3			114.0			124.5
Investment security fair value adjustment	29.8			46.4			52.6
Other nonearning assets	268.8			257.0			190.8
Allowance for loan losses	(124.5)			(120.9)			(87.6)

Total assets	$7,684.8			$7,693.9			$7,569.3

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,281.6	$9.6	0.75	$1,319.9	$11.7	0.89	$1,148.0	$18.0	1.57
Savings deposits	1,425.4	11.0	0.77	1,329.6	8.9	0.67	1,363.5	15.5	1.14
Time deposits	1,753.4	43.9	2.50	2,138.1	62.8	2.94	2,543.3	94.4	3.71
Short-term borrowings	655.5	9.6	1.46	458.7	5.0	1.08	251.3	4.0	1.60
Long-term debt	936.0	33.6	3.59	861.7	31.3	3.63	620.9	29.7	4.79

Total interest-bearing liabilities	6,051.9	107.7	1.78	6,108.0	119.7	1.96	5,927.0	161.6	2.73
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	914.9			877.9			869.7
Other liabilities	78.4			75.9			80.8
Shareholders’ equity	639.6			632.1			691.8

Total liabilities and shareholders’ equity	$7,684.8			$7,693.9			$7,569.3

Net Interest Income		$275.3			$286.3			$301.8

Interest Spread (5)			3.70%			3.84%			3.99%
Contribution of noninterest bearing sources of funds			0.29			0.31			0.46

Net Interest Margin (5)(6)			3.99%			4.15%			4.45%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $13,392,000, $13,508,000, and $14,470,000 for the years ended December 31, 2004, 2003, and 2002, respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Net interest income was $275.3 million in 2004, down from $286.3 million in 2003 and $301.8 million in 2002. The decline in net interest income in 2004 was attributable to a 16 basis point decline in the net interest margin to 3.99% in 2004 compared with 4.15% in 2003. Average earning assets were nearly unchanged year over year as consumer loan growth offset the impact of the sale of the Illinois Bank, and declines in commercial and mortgage loans. Net interest margin declined in 2004, although at a slower rate than in 2003. As intermediate and long-term rates remained low throughout 2004, fixed rate asset portfolio yields continue to decline pushing earning asset yields lower. Overall, liability yields declined, but at a slower pace as growth in the high rate savings product and increases in short-term borrowing costs partially offset yield declines in the remaining interest-bearing liability categories.

The decline in net interest income in 2003 was attributable to a 30 basis point decline in the net interest margin to 4.15% in 2003 compared with 4.45% in 2002 partially offset by a $118.5 million increase in average earning assets. The net interest margin declined due to the combined effects of the low interest rate environment and accelerated prepayments in both the fixed rate commercial loan portfolio and the mortgage-related securities portfolio. Net premium amortization on investment securities totaled $10.0 million in 2003 compared with $1.9 million in 2002. The increase in 2003 is the result of accelerated premium amortization due to prepayments on the existing mortgage-related securities portfolio and additional on-going premium amortization on new purchases of mortgage-related securities. The decline in the net interest margin was also due, in part, to the expansion of the investment portfolio the first and second quarters of 2003. The investment portfolio was expanded by approximately $500 million in the first half of 2003 to offset the effect of weak loan demand and net interest margin pressure from continued low interest rates. Citizens purchased mortgage backed securities and collateralized mortgage obligations with average lives of three to five years and an average duration of two to four years, resulting in interest spreads of up to 250 basis points over funding sources. As this expansion generated a 250 basis point spread to funding costs, it had a dilutive effect on net interest margin.

Table 3 below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 3. Analysis of Changes in Interest Income and Interest Expense

	2004 Compared to 2003			2003 Compared to 2002
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	$(94)	$(46)	$(48)	$(718)	$(248)	$(470)
Investment securities:
Taxable	(130)	(4,605)	4,475	6,183	(15,621)	21,804
Tax-exempt	415	(524)	939	(799)	(233)	(566)
Mortgage loans held for sale	(5,135)	626	(5,761)	176	(842)	1,018
Loans:
Commercial	(7,443)	102	(7,545)	(20,400)	(11,217)	(9,183)
Commercial real estate	(10,848)	(5,181)	(5,667)	(13,897)	(10,074)	(3,823)
Residential mortgage loans	(5,931)	(2,152)	(3,779)	(18,190)	(7,267)	(10,923)
Direct consumer	3,336	(7,727)	11,063	(5,934)	(11,921)	5,987
Indirect consumer	2,821	(4,360)	7,181	(3,828)	(5,507)	1,679

Total portfolio loans	(18,065)	(19,318)	1,253	(62,249)	(45,986)	(16,263)

Total	(23,009)	(23,867)	858	(57,407)	(62,930)	5,523

Interest Expense:
Deposits:
Interest-bearing demand	(2,156)	(1,825)	(331)	(6,305)	(8,703)	2,398
Savings	2,089	1,416	673	(6,590)	(6,214)	(376)
Time	(18,943)	(8,557)	(10,386)	(31,505)	(17,832)	(13,673)
Short-term borrowings	4,624	2,084	2,540	928	(1,622)	2,550
Long-term debt	2,308	(366)	2,674	1,590	(8,223)	9,813

Total	(12,078)	(7,248)	(4,830)	(41,882)	(42,594)	712

Net Interest Income	$(10,931)	$(16,619)	$5,688	$(15,525)	$(20,336)	$4,811

(1) Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2) The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

2004 compared to 2003

Interest income declined $23.0 million in 2004 compared with 2003 due to lower yields across almost all categories with a small volume offset. The continuation of low intermediate and long-term interest rates resulted in continued declines in yields on fixed rate asset portfolios. Yield increases on variable rate commercial loans resulting from increases in short-term market interest rate increases in the second half of 2004 offset the impact of fixed rate yield declines in the commercial loan category. Direct and indirect consumer loan growth combined with investment securities portfolio growth more than offset unfavorable volume variances in the remaining categories driven by declines in the outstanding amounts of commercial, commercial real estate, and mortgage loans held for sale as well as the effect of the sale of the Illinois Bank. The growth in the investment securities portfolios was the result of the portfolio expansion program implemented in the first half of 2003. The decline in mortgage loans held for sale was the result of lower mortgage volumes in 2004.

Interest expense decreased $12.1 million in 2004 due to overall favorable rate variances and favorable volume variances. Continued low intermediate-term interest rates resulted in lower costs for time deposits. The prepayment of higher cost FHLB debt in August 2004 resulted in a favorable rate variance on long term debt. Increases in short-term market rates drove the unfavorable rate variance on short-term borrowings, and the combination of short-term market rate increases and growth in promotional rate savings products resulted in the unfavorable rate variance in the savings category. The favorable volume variance in total interest expense was driven by lower volume in time deposits, slightly lower interest bearing demand volumes, and the impact of the sale of the Illinois Bank, partially offset by growth in the savings, short-term borrowings, and long-term debt.

While net interest income is expected to decrease in the first quarter of 2005 when compared to the fourth quarter of 2004 due to anticipated slight margin compression and having two fewer days in the quarter, it is expected to be greater in the remaining quarters of 2005 as average portfolio loans are expected to increase.

2003 compared to 2002

Interest income declined $57.4 million in 2003 compared with 2002 due to lower yields on all asset categories. Yields declined due to the overall lower interest rate environment in 2003. Declining interest rates had a particularly significant impact on the yields on short-term and variable rate assets. In addition, accelerated prepayments in both the fixed-rate commercial and mortgage loan portfolios and the mortgage-related securities portfolio, as well as normal loan repayments and new origination in the lower interest rate environment, also led to the decline in earning asset yields. The unfavorable rate-related variances in interest income were partially offset by net favorable volume-related variances. The expansion of the taxable investment securities portfolio in the first half of 2003, growth in the consumer loan portfolio, particularly home equity loans, and higher average mortgage loans held for sale offset significant declines in the commercial and real estate loan portfolios and led to the favorable volume-related variances in 2003.

Interest expense decreased $41.9 million in 2003 due to favorable rate-related variances as the cost of all categories of interest bearing liabilities declined in 2003 compared with 2002, due to the low interest rate environment. Net unfavorable volume-related variances of $0.7 million partially offset the favorable rate-related variances. Average time deposits declined $405.2 million in 2003 from the prior year as a result of less aggressive pricing and concentrated efforts to grow core demand deposits. Higher average balances for interest bearing demand deposits, short-term borrowings and long term debt offset the decline in time deposits. The increase in short-term borrowings and long term debt funded the aforementioned growth in the investment portfolio and offset the decline in time deposits. The increase in long term debt also resulted from the issuance of $125 million of subordinated debt in January 2003 and the issuance of approximately $25 million of trust preferred securities in June 2003 to provide liquidity and increase capital levels at the Holding Company.

NONINTEREST INCOME

An analysis of the components of noninterest income is presented in the table below. To provide more meaningful trend analysis certain significant transactions not normally incurred are presented separately.

Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2004	2003	2002	2004-2003	2003-2002	2004-2003	2003-2002

Service charges on deposit accounts	$35,121	$29,916	$26,456	$5,205	$3,460	17.4%	13.1%
Trust fees	17,854	17,527	18,956	327	(1,429)	1.9	(7.5)
Mortgage and other loan income	9,615	18,046	16,845	(8,431)	1,201	(46.7)	7.1
Brokerage and investment fees	7,885	7,720	9,502	165	(1,782)	2.1	(18.8)
Bankcard fees	3,444	3,042	6,142	402	(3,100)	13.2	(50.5)
ATM network user fees	3,442	3,533	3,658	(91)	(125)	(2.6)	(3.4)
Financial services	2,394	2,479	2,888	(85)	(409)	(3.4)	(14.2)
Security gains:
Sale of investment securities	(1,509)	103	—	(1,612)	103	N/M	N/M
Sale of securitized mortgages	—	—	2,436	—	(2,436)	—	(100.0)
Gain on sale of Illinois bank subsidiary	11,650	—	—	11,650	—	—	—
Gain on sale of merchant business	—	—	5,400	—	(5,400)	—	(100.0)
Other charges	—	—	(1,587)	—	1,587	—	(100.0)
Other	14,155	12,453	11,080	1,702	1,373	13.7	12.4

Total noninterest income	$104,051	$94,819	$101,776	$9,232	$(6,957)	9.7	(6.8)

N/M - Not meaningful.

2004 compared to 2003

Noninterest income increased $9.2 million in 2004 due mostly to the gain from the sale of the Illinois Bank and increased deposit service charge income, partially offset by lower mortgage income and a net loss on the sale of investment securities. The increase in deposit service charges was the result of initiatives implemented over the last six quarters to improve fee waiver management and was also attributable to slight increases in certain fees. Trust fees increased due to stronger financial markets and Citizens’ sales management processes implemented during the first quarter of 2004. Total assets under administration were $2.7 billion at December 31, 2004 compared to $2.9 billion at December 31, 2003. The decrease in mortgage and other loan income in 2004 reflected an $850.7 million decrease in closed mortgage loan volume as compared to 2003, due to the decreased refinance and wholesale activity. Citizens continues to sell most new production into the secondary market, so the decline in volume also affects servicing release premiums received at time of sale. The net loss on the sale of investment securities was the result of a $2.1 million loss during the second quarter of 2004 when some investment securities were designated for sale partially offset by a $0.5 million gain when those securities were traded during the third quarter of 2004.

Other noninterest income increased in 2004 as a result of the profit on the sale of closed bank premises of $1.6 million and a distribution of $0.8 million received in the third quarter of 2004 related to venture capital investments made in prior years, in a limited partnership pursuing early stage investment opportunities in technology driven businesses located in the Midwest region of the United States.

Excluding the effects of the Illinois Bank sale, Citizens anticipates noninterest income levels in 2005 to be slightly lower than 2004 levels based on anticipated lower mortgage activity, fewer gains on the sale of closed branches, and not expecting any distributions from the venture capital investments previously mentioned.

2003 compared to 2002

The decline in noninterest income in 2003 was due mostly to gains of $7.8 million recorded in 2002 from the sale of securitized mortgages and the sale of the merchant services business, partially offset by $1.6 million of other charges recorded in 2002 and described above under the caption “Recent Developments”. The securitized mortgage sales were part of Citizens’ strategy to restructure the balance sheet to decrease reliance on wholesale funding and minimize interest rate risk. The remainder of the decline in 2003 was due to decreases in bankcard fees, trust fees and brokerage and investment fees, which were nearly offset by increases in deposit service charges, mortgage banking revenue and other revenue.

Bankcard fees declined in 2003 due to the sale of the merchant services business in the second quarter of 2002. Brokerage and investment fees declined in 2003 due to slower retail sales of fixed annuity products. Trust fees declined in 2003 due to lower average asset levels resulting from the decline in the financial markets during the latter half of 2002 and the first quarter of 2003 and from client attrition. Total assets under administration were $2.9 billion at December 31, 2003 compared to $2.6 billion at December 31, 2002.

Citizens made a number of changes in its service charge policies in 2003 that resulted in additional overdraft fees, a new overdraft monitoring system and fewer waived fees. The increase in mortgage and other loan income in 2003 reflected higher mortgage banking revenue from higher gains on sales of mortgages and the related servicing rights, as well as higher commercial line of credit fees and new home equity prepayment fee income. Other noninterest income increased in 2003 due to a $2.2 million increase in life insurance income, partially offset by a decrease of $0.6 million in gains recorded on the sale of branches and equipment. The increase in life insurance income resulted from increases in policy cash surrender values as the equity markets improved in the second half of 2003 and from the purchase of $78 million of separate account, bank owned life insurance in the third quarter of 2002. The policies, on which Citizens is the beneficiary, insure the lives of its officers and are designed as a funding source for payment of employee benefits and deferred compensation.

NONINTEREST EXPENSE

An analysis of the components of noninterest expense is presented in the table below. In order to provide more meaningful trend analysis, special and certain other significant charges are presented separately.

Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2004	2003	2002	2004-2003	2003-2002	2004-2003	2003-2002

Salaries and employee benefits	$129,093	$122,322	$126,847	$6,771	$(4,525)	5.5%	(3.6)%
Occupancy	20,200	18,449	17,855	1,751	594	9.5	3.3
Professional services	16,251	17,815	14,790	(1,564)	3,025	(8.8)	20.5
Equipment	14,371	16,519	20,124	(2,148)	(3,605)	(13.0)	(17.9)
Data processing services	13,352	12,744	12,641	608	103	4.8	0.8
Advertising and public relations	9,180	5,786	5,112	3,394	674	58.7	13.2
Postage and delivery	6,534	6,896	7,120	(362)	(224)	(5.2)	(3.1)
Telephone	6,030	4,793	5,279	1,237	(486)	25.8	(9.2)
Other loan fees	3,984	4,840	4,872	(856)	(32)	(17.7)	(0.7)
Stationery and supplies	3,751	3,505	3,781	246	(276)	7.0	(7.3)
Intangible asset amortization	2,899	2,899	2,899	—	—	—	—
Bankcard fees	455	378	3,879	77	(3,501)	20.4	(90.3)
Special charge	(167)	(691)	13,402	524	(14,093)	(75.8)	(105.2)
Prepayment penalty on FHLB advances	17,959	—	3,300	17,959	(3,300)	—	(100.0)
Contribution to charitable trust	—	—	2,000	—	(2,000)	—	(100.0)
Other	18,875	16,733	15,482	2,142	1,251	12.8	8.1

Total noninterest expense	$262,767	$232,988	$259,383	$29,779	$(26,395)	12.8	(10.2)

2004 compared to 2003

Noninterest expense increased $29.8 million, or 12.8%, in 2004 reflecting the impact of the prepayment penalty on the Federal Home Loan Bank debt and higher costs as a result of the Oakland County initiative. Also contributing were increases in salaries and employee benefits, occupancy expense, advertising and public relations and telephone expense. These increases were partially offset by reductions in professional services, equipment expense and other loan fees.

Salaries and employee benefits increased due to the Oakland County initiative and filling key staff positions in late 2003 and higher pension and medical expenses. Normal salary merit increases were partially offset by a reduction in staffing levels. Citizens had 2,215 full-time equivalent employees at December 31, 2004, down from 2,345 at December 31, 2003. The increase in pension expense in 2004 was due to a decrease in the expected return on assets in 2004 compared to 2003 and an increase in the amortization of unrealized net actuarial losses. For 2004, the assumed rate of return on plan assets was reduced to 8.75% from 9.25% and the discount rate to 6.25% from 6.50%. Both changes have the effect of increasing pension expense. The reduction in the market related value of plan assets reflects the large market asset losses experienced during 2001 and 2002.Citizens recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses are the difference between the expected return calculated using the market-related value of assets and the actual return of the market-related value of assets. The future value of assets will be impacted as previously deferred gains or losses are recorded over the three-year period. A lower market related value of plan assets reduces plan earnings and therefore increases pension expense.

Occupancy expense increased in 2004 as a result of $0.9 million in costs related to the opening of new branches and two regional hubs in Oakland County and, to a lesser extent, higher building repair and maintenance costs.

Professional services decreased in 2004 as a result of lower executive recruiting and relocation costs and a decline in costs associated with banking industry consultants, partially offset by higher costs related to new internal control evaluation procedures to comply with Section 404 of the Sarbanes-Oxley Act.

Equipment related costs decreased in 2004 due to lower depreciation and amortization expense on equipment and software and the reclassification of data transmission costs from equipment expense to telephone expense in connection with a new services contract. These decreases were partially offset by increases in noncapitalized equipment purchases as a result of changes to Citizens’ capitalization policy in 2004.

Data processing services were up in 2004 compared to 2003 due to higher processing costs following the fourth quarter 2003 implementation of the new trust and investment accounting systems, partially offset by reduced processing costs on Citizens’ core loan and deposit systems.

Advertising and public relations expenses increased in 2004 as a result of advertising to support Citizens’ Oakland County initiative, deposit-focused promotions and the new brand introduction in the remaining locations in Michigan.

Other loan fee expense decreased in 2004 due to lower mortgage loan expenses as a result of lower mortgage origination volume and process efficiencies resulting in lower title fee expense.

Other noninterest expense increased in 2004 due to higher expenses for travel and training, certain tax related reconciliation items identified during the year, and losses from litigation settlements. Partially offsetting these increases were lower service fees due to implementation costs associated with strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc., which commenced in 2003. Additionally, other real estate expenses decreased $1.3 million due to reduced losses on property sales and lower carrying costs on properties under management.

Citizens anticipates that noninterest expenses will be lower in 2005 based on anticipated lower credit related legal fees, less outside consulting help for Sarbanes-Oxley compliance, and benefits from an improved cost management process.

2003 compared to 2002

Noninterest expense decreased $26.4 million, or 10.2%, in 2003, as a result of the special charge of $13.4 million recorded in the second half of 2002 to restructure Citizens three principal lines of business and $7.1 million of other charges recorded in the third quarter of 2002. These charges are described under “Recent Developments.” Also contributing to the decline were reductions in salaries and employee benefits, equipment expense and bankcard expense. These reductions were partially offset by increases in professional services, advertising and public relations costs, and occupancy costs.

Salaries decreased $1.7 million and employee benefits expense decreased $2.8 million in 2003 due to lower staffing levels resulting from the third quarter of 2002 restructuring initiatives, normal attrition and lower pension costs. The number of full-time equivalent employees declined 7.1% during 2003. The defined benefit pension plan for the Michigan and Illinois employees was amended, effective January 1, 2002, to provide a cash balance pension benefit. The amendment increased the projected benefit obligation of the plan by $1.1 million and increased pension expense by approximately $0.5 million annually. Staff reductions tied to Citizens 2002 restructuring initiatives reduced future pension expense by approximately $0.2 million annually. The higher pension costs in 2002 substantially offset lower salary costs in 2002 due to the restructuring initiatives. The reduction in the market related value of plan assets reflects the large market asset losses experienced during 2001 and 2002, which are being phased into the market related value of plan assets over a three year period. A lower market related value of plan assets reduces plan earnings and therefore increases pension expense.

Occupancy expense increased in 2003 reflecting higher maintenance costs and approximately $0.2 million of additional expense related to a fourth quarter 2003 capital investment of $1.7 million in branch renovations. Additional expense resulted from a recent change in Citizens’ capitalization policy to incorporate higher capitalization thresholds on new expenditures. Partially offsetting the increased occupancy costs were the favorable effects of fewer branch locations as a result of the third quarter 2002 restructuring.

Equipment expenses decreased in 2003 due to lower depreciation and improved pricing from new or renegotiated maintenance contracts. A $0.4 million charge in the third quarter of 2002 to record additional depreciation on assets to be retired early, predominantly personal computer equipment also contributed to the decrease.

Professional services increased in 2003 due to higher legal costs related to loan collection efforts, increased executive recruiting and relocation costs, implementation costs for Citizens’ new INEA Performance Management software and costs incurred in 2003 for the collateral field audit initiative which began in March. In addition, ongoing costs for banking industry consultants assisting in the reorganization of its major business lines and identifying new revenue and cost saving opportunities, also contributed to higher professional services in 2003.

Advertising and public relations expenses increased in 2003 due to Citizens’ expansion into Oakland County, Michigan and several new home equity and checking account promotions during the year.

Bankcard fee expense declined in 2003 due to the sale of the merchant services business in the second quarter of 2002.

Other expenses increased in 2003 due to operational and system implementation costs associated with Wealth Management’s strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc., which commenced in 2003. Higher state taxes and other real estate expenses also contributed to the increase, offset in part, by lower mortgage servicing rights amortization and other charges recorded in the third quarter of 2002. Capitalized mortgage servicing rights associated with the serviced loan portfolio were fully reserved in June 2003.

FEDERAL INCOME TAXES

Citizens recorded income tax expense of $19.4 million in 2004 compared to income tax expense of $19.2 million in 2003 and an income tax benefit of $1.1 million in 2002. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 20.3% in 2004, compared to 22.5% in 2003 and (4.4)% in 2002. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest income (see note (2) to Table 2), and, to a lesser extent, other permanent income tax differences. Citizens’ effective tax rate decreased in 2004 compared with 2003 due to the benefit of a tax loss on the sale of the Illinois Bank, as the tax basis in the stock of the bank was higher than its carrying amount for financial reporting purposes. Citizens’ effective tax rate increased in 2003 compared with 2002 due to higher pre-tax earnings in 2003 resulting from a large loan loss provision and special and other significant charges recorded in the third quarter of 2002.

LINE OF BUSINESS RESULTS

Net income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 20 to the Consolidated Financial Statements.

	Net Income
(in thousands)	2004	2003	2002

Commercial Banking	$35,691	$14,208	$(11,753)
Consumer Banking	38,722	37,627	35,884
Wealth Management	1,701	626	4,336
Other	(17)	13,490	(3,429)

Total	$76,097	$65,951	$25,038

2004 compared to 2003

Commercial Banking net income increased $21.5 million to $35.7 million in 2004 compared to $14.2 million in 2003. The increase in net income was due to a decrease in the provision for loan losses, partially offset by declines in net interest income and noninterest income and higher noninterest expenses. The loan loss provision decreased by $40.1 million in 2004 as a result of lower net charge-offs, fewer commercial loan risk-rating downgrades and improving nonperforming asset levels. Taxable equivalent net interest income decreased by $6.4 million as a result of lower average commercial loan balances due to reduced demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting Citizens risk parameters. The decline in loans occurred in most markets with the exception of Oakland County, which experienced strong growth. Noninterest income declined by $1.0 million in 2004 as a result of lower deposit service charges and cash management fees as certain commercial account relationships were transferred from Commercial Banking to Consumer Banking beginning in the second quarter of 2003, based upon the client’s assigned officer. Noninterest expense increased by $2.1 million in 2004 due to higher staff compensation expense as a result of an increase in commercial banking staff, lower deferred origination-related compensation and higher recruiting-related incentives in Oakland County and other markets, partially offset by decreases in loan fees and expenses related to maintaining repossessed commercial real estate.

Consumer Banking net income increased $1.1 million to $38.7 million in 2004 compared to $37.6 million in 2003. The increase in net income was due to a decrease in the provision for loan losses and noninterest expense, partially offset by declines in net interest income and noninterest income. The loan loss provision decreased by $1.7 million as a result of lower provision for losses for the wholesale mortgage business which was partially offset by higher provision due to the growth in home equity loans. Noninterest expense decreased by $3.9 million as a result of lower staff compensation expense due to improved efficiency levels in the branches and lower processing and staff compensation expense from reduced lower mortgage loan origination volume in 2004. Net interest income decreased by $2.3 million as a result of declines in the mortgage loan and the held for sale portfolios which were partially offset by strong growth in the home equity and indirect loan portfolios. Noninterest income decreased by $2.1 million as a result of lower mortgage income due to lower refinance activity, partially offset by net gains related to the sale of branch properties and an increase in deposit service charges as a result of changes in fee structure and certain commercial accounts that transitioned from Commercial Banking in the second quarter of 2003.

Wealth Management net income increased $1.1 million to $1.7 million in 2004 compared to $0.6 million in 2003. The increase in net income was due to increases in net interest income and noninterest income while noninterest expenses were held flat. Net interest income increased by $0.5 million as a result of certain account relationships transferred from Commercial Banking and Consumer Banking to Wealth Management during 2004 based upon the client’s assigned officer. Noninterest income increased by $1.2 million as a result of higher trust and brokerage fees related to a stronger financial market, successful brokerage sales campaigns, Citizens new sales management process and a gain from the reorganization of the Golden Oak Funds. While total noninterest expenses were flat with 2003, Wealth Management experienced higher incentive-based compensation and higher data processing costs as a result of the strategic alliances with SEI Investments, EnvestnetPMC, Inc. and EPIC Advisors, Inc. These increases were nearly offset by decreases in equipment and professional services related to the prior trust and investment accounting systems, 2003 implementation costs associated with the new alliances, and a decline in losses related to a lawsuit settled in 2003.

Activities that are not directly attributable to one of the above are included in Other business line. Included in this category are the Holding Company; Citizens’ Treasury unit, including the securities portfolio, wholesale funding and asset liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other business line net income decreased $13.5 million to essentially a break-even in 2004 compared to $13.5 million in 2003. The decrease in net income was due to lower net interest income and higher noninterest expense, partially offset by increases in noninterest income. The net interest income decreased by $2.8 million as a result the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Noninterest income increased by $11.2 million as a result of the $11.7 million pre-tax gain on the sale of the Illinois Bank in the third quarter of 2004. Noninterest expense increased by $31.6 million as a result of increases in employee benefits expense, occupancy related costs, and reconciliation items including certain tax related items and the $18.0 million prepayment penalty associated with the retirement of high cost FHLB advances.

2003 compared to 2002

Commercial Banking net income increased $26.0 million to $14.2 million in 2003 compared to a net loss of $11.8 million in 2002. The increase in net income was due to a significantly lower loan loss provision and lower noninterest expense, partially offset by lower net interest income. The loan loss provision decreased by $59.2 million in 2003 as a result of lower net charge-offs, fewer commercial loan risk-rating downgrades and improving nonperforming asset levels. Noninterest expense decreased $6.6 million due to lower staff compensation costs as a result of the 2002 line of business restructuring and lower processing costs due to the decline in commercial loan volumes. Higher legal expenses due to loan collection activity partially offset the decline in noninterest expense. Taxable equivalent net interest income decreased by $20.9 million as a result of a decline in commercial loan balances and lower yields due to fixed rate loan refinancing, loan repayments and new origination of commercial loans in the lower interest rate environment.

Consumer Banking net income increased $1.7 million to $37.6 million in 2003 compared to $35.9 million in 2002. The increase in Consumer Banking net income was due to a decrease in noninterest expense, partially offset by an increase in the provision for loan losses and lower noninterest income. Noninterest expense declined by $10.4 million as a result of lower salaries and equipment expenses due to restructuring the branch delivery system and a decline in bankcard expense due to the June 2002 sale of the merchant services business. The provision for loan losses increased by $2.0 million to $15.6 million, as a result of a higher provision for losses on wholesale mortgage loans. Noninterest income decreased $5.0 million due to the prior year $5.4 million gain on sale of the merchant services business and the related $3.1 million decline in bankcard revenue in 2003. These changes were partially offset by a $3.4 million improvement in deposit service charge revenue due to higher overdraft fee income and by reduced fee waivers.

Wealth Management net income declined $3.7 million to $0.6 million in 2003 from $4.3 million in the prior year. The decline in net income was due to a decrease in noninterest income and an increase in noninterest expense. Noninterest income declined as a result of lower trust, brokerage and investment fees. The decline in trust fees was due to lower average trust assets resulting from the decline in the financial markets during the latter half of 2002 and the first quarter of 2003 and, to a lesser extent, to client attrition. The decline in brokerage and investment fees reflects slower retail sales of fixed annuity products. Noninterest expense increased due to severance and implementation costs associated with the strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc. and $0.3 million of additional trust litigation and account losses.

The Other business line recorded net income of $13.5 million in 2003 compared with a net loss of $3.4 million in 2002. The improvement in net income was the result of higher net interest income and noninterest income and lower noninterest expense, partially offset by higher income tax expense. The increase in noninterest income resulted from higher insurance income due to the full year effect in 2003 of Citizens’ purchase of $78 million of bank-owned life insurance in the third quarter of 2002, and the prior year charges described under “Recent Developments”. Noninterest expense declined due to the prior year special and other charges described under “Recent Developments”, partially offset by higher professional fees in 2003 for industry consultants assisting in the business line restructuring and for field collateral audits.

FINANCIAL CONDITION

SUMMARY

The following table summarizes various indicators of Citizens’ financial condition for 2004, 2003 and 2002.

	2004	2003	2002

Average total assets (in millions)	$7,684.8	$7,693.9	$7,569.3
Average short term borrowings (in millions)	655.5	458.7	251.3
Average long term debt (in millions)	936.0	861.7	620.9
Average earning assets as a percent of average assets	94.5%	94.5%	94.6%
Average investment securities and money market investments as a percent of average earning assets	27.1	25.7	20.7
Average loans (including mortgage loans held for sale) as a percent of average earning assets	72.9	74.3	79.3
Interest-bearing deposits as a percent of average interest-bearing liabilities	73.7	78.4	85.3
Ratio of average noninterest bearing deposits to average deposits	17.0	15.5	14.7

These items are discussed in more detail below.

AVERAGE TOTAL ASSETS

Average total assets decreased $9.1 million, or 0.1%, in 2004 to $7.7 billion as growth in consumer loans and investment securities was offset by declines in commercial, commercial real estate, residential mortgage loans, and the impact of the sale of the Illinois Bank.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest-rate risk and maximizing return. Securities classified as available for sale comprised 97.1% of the total portfolio.

A summary of investment securities balances at December 31, 2004, 2003 and 2002 is provided below.

Investment Securities

December 31 (in thousands)	2004	2003	2002

Available for Sale:
U.S. Treasury	$—	$—	$6,136
Federal agencies
Mortgage-backed	1,056,207	1,180,493	787,821
Other agencies	291,991	272,089	148,687
State and municipal:
Taxable	4,698	7,948	9,338
Tax-exempt	391,180	429,055	435,613
Mortgage and asset-backed	2,669	4,135	6,452
Other securities	67,779	71,481	63,235

Total	$1,814,524	$1,965,201	$1,457,282

Held to Maturity:
State and municipal - tax exempt	$54,035	$19,857	$—

Total agency-issued securities decreased $104.4 million or 7.2% in 2004 after increasing $516.1 million or 55.1% in 2003. Agency-issued mortgage-backed securities decreased $124.3 million or 10.5% in 2004 compared to an increase of $392.7 million or 49.8% in 2003. Other agency-issued securities increased $19.9 million or 7.3% after increasing $123.4 million or 83.0% in 2003. The decrease in total investment securities in 2004 was due to the sale of the Illinois bank and a small reduction of mortgage-related securities. The overall increase in 2003 was due to Citizens’ strategy of expanding the investment security portfolio by approximately $500 million in the first half of 2003 to increase net interest income.

State and municipal securities were purchased in 2004 and 2003 due to their higher tax equivalent yields. Purchases of these securities remain dependent on Citizens’ capacity to effectively utilize tax-exempt income. Other securities, consisting of Federal Reserve stock, Federal Home Loan Bank stock and money market funds, totaled 3.6% of total investment securities at December 31, 2004, unchanged from year end 2003.

Money market investments comprised of federal funds sold and government money market investments averaged $2.1 million for 2004 compared with $11.2 million in 2003. The amount of funds invested in these assets is adjusted from time to time based on liquidity needs and asset-liability management objectives.

Maturities and average yields of investment securities at December 31, 2004 are presented in Table 4 below.

Table 4. Maturities and Average Yields of Securities At December 31, 2004

	U.S. Treasury and
	Federal Agency(1)				State and Municipal(1), (2)				Other(1)				Total
	Amortized	Fair			Amortized	Fair			Amortized	Fair			Amortized	Fair
(in millions)	Cost	Value		Yield	Cost	Value		Yield	Cost	Value		Yield	Cost	Value		Yield

Available for Sale:
Due within one year	$310.3	$310.9		4.11%	$23.2	$23.5		8.22%	$2.4	$2.4		5.93%	$335.9	$336.8		4.40%
One to five years	818.2	822.3		3.92	104.4	110.5		7.70	0.3	0.3		3.57	922.9	933.1		4.35
Five to ten years	194.6	193.7		3.89	164.9	176.5		7.68	0.1	0.1		4.03	359.6	370.3		5.63
After ten years	21.3	21.3		4.27	80.1	85.4		7.45	67.5	67.6		5.08	168.9	174.3		6.10

	$1,344.4	$1,348.2		3.97	$372.6	$395.9		7.65	$70.3	$70.4		5.10	$1,787.3	$1,814.5		4.78

Average maturity (3)		3.02	yrs.			6.79	yrs.			0.79	yrs.			3.72	yrs.

Held to Maturity:
Due within one year					$—	$—							$—	$—
One to five years					5.1	5.2		5.97					5.1	5.2		5.97
Five to ten years					45.6	46.2		6.37					45.6	46.2		6.37
After ten years					3.3	3.3		6.77					3.3	3.3		6.77

					$54.0	$54.7		6.36					$54.0	$54.7		6.36

Average maturity (3)						8.33	yrs.							8.33	yrs.

(1)	Maturities for Federal agency, collateralized mortgage obligations and asset-backed securities are based upon projections of independent cash flow models. Maturities for state and municipal securities incorporate early call features, if applicable.
(2)	Yields are based on amortized cost and for state and municipal securities are calculated on a tax equivalent basis using a 35% tax rate.
(3)	Average maturity information excludes Federal Reserve and Federal Home Loan Bank stocks with no stated maturity.

As of December 31, 2004, the estimated aggregate fair value of the investment securities portfolio was $27.9 million above amortized cost, consisting of gross unrealized gains of $34.1 million and gross unrealized losses of $6.2 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 5 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.

LOAN PORTFOLIO

Citizens extends credit within the local markets of its banking subsidiaries located in Michigan, Wisconsin and Iowa. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry with no concentration within a single industry that exceeds 10% of total loans. Citizens does not have any loans to foreign debtors and does not purchase nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer.

Portfolio Loans

Loan balances by category at December 31 and an analysis of the maturity and interest rate sensitivity of commercial, commercial real estate, and real estate construction loans are presented below.

Table 5. Portfolio Loans (1)

(in millions)	2004	2003	2002	2001	2000

Portfolio Loans Outstanding at December 31
Commercial	$1,633.7	$1,673.4	$1,883.1	$1,989.3	$2,114.0
Commercial real estate	1,153.0	1,222.2	1,242.4	1,261.4	1,225.9
Real estate construction	102.9	91.3	169.7	132.2	156.9
Residential mortgage	508.2	496.7	628.4	904.8	1,311.3
Direct consumer	1,169.6	1,020.3	858.2	816.6	851.7
Indirect consumer	825.9	743.9	656.0	673.7	725.1

Total	$5,393.3	$5,247.8	$5,437.8	$5,778.0	$6,384.9

Portfolio Loan Maturities and Interest Rate Sensitivity at December 31, 2004

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial	$858.6	$693.4	$81.7	$1,633.7
Commercial real estate	240.6	856.8	55.6	1,153.0
Real estate construction	37.2	56.5	9.2	102.9

Total	$1,136.4	$1,606.7	$146.5	$2,889.6

Loans above:
With floating interest rates	$837.5	$687.8	$80.3	$1,605.6
With predetermined interest rates	298.9	918.9	66.2	1,284.0

Total	$1,136.4	$1,606.7	$146.5	$2,889.6

(1) Excludes mortgage loans held for sale

The decreases in total portfolio loans in 2003, 2002 and 2001 reflect declining commercial loan and residential mortgage loan balances, partially offset by growth in consumer loans. In 2004, consumer loan growth, driven by increases in home equity loans, more than offset declines in commercial and commercial real estate loans. On an average basis, portfolio loans comprised 72.8% of total average earning assets during 2004, compared to 73.1% in 2003.

Loan Origination/ Risk Management. Extending credit to businesses and consumers exposes the Corporation to credit risk — the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Corporation has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through the establishment of a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and surveillance and evaluation by an independent internal loan review staff of the quality, trends, collectibility and collateral margins within the loan portfolio. Lending policies and guidelines are reviewed and modified on an ongoing basis as conditions change and new credit products are offered. Commercial and commercial real estate credit administration policies include a loan rating system that is validated by the internal loan review staff who verify credit ratings by sampling loans based upon select criteria, including loan size, delinquency status, loan officer coverage and other factors. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potentially problematic loans. Account officers are vested with the responsibility of monitoring their customers’ financial condition and initiating changes in the loan ratings on credits. In an ongoing effort to strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Loans that have migrated within the loan rating system to a level that requires remediation are actively reviewed by senior management at regularly scheduled quarterly meetings with the credit risk management staff and market account officers. At these meetings, action plans are developed to either remediate any emerging problem loans or develop a specific plan for removing such loans from the portfolio. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer.

The Corporation maintains an independent loan review department that reviews and validates the credit risk profile on a regular basis. Results of these reviews are presented to management and to the Audit Committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel.

Commercial. The commercial loan category includes a diverse group of loans largely to in-market small business (less than $500,000) and lower-middle market ($500,000 to $5 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial loans arises due to fluctuations in borrowers financial condition, deterioration in collateral values, and changes in market conditions. Commercial loans at December 31, 2004 were lower than December 31, 2003 by $39.7 million or 2.4% due to lower demand for commercial credit in several of Citizens’ mature markets, high repayment activity, the sale of the Illinois Bank (which equated to $52.9 million of total commercial and commercial real estate loans at the date of sale), and continued reduction of exposure on credits not meeting Citizens’ risk parameters.

Commercial loans are underwritten after evaluating and understanding the borrower’s financial need and ability to repay any loans on a basis and within a timetable that makes sense for both the borrower and Citizens. Having determined that the borrower’s management possesses a sound business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Underwriting guidelines are designed to promote ongoing relationship banking which allows both the customer and the Corporation to make changes commensurate with current economic and performance results.

Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate term loans, to developers and owners of commercial real estate, for single and multiple family residential as well as multi-unit commercial properties. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed first as cash flow loans and secondarily as loans secured by real estate. Commercial real estate loans at December 31, 2004 were lower than December 31, 2003, by $69.2 million or 5.7% due to continued reduction of exposure on credits not meeting Citizens risk parameters and the sale of the Illinois Bank.

Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2004, approximately 64% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. These loans are typically refinanced at construction completion, as either income-producing investment or owner-

occupied properties. Real estate construction loans increased 12.7% to $102.9 million at December 31, 2004. The increase in 2004 was a result of organic growth.

From time to time, the Corporation may originate loans to developers and builders secured by non-owner occupied investment properties. In such cases, the Corporation generally requires the borrower to have a proven record of success and to meet Citizens underwriting criteria for this type of credit risk. Real estate construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored through on-site inspections during construction, and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing.

Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios and loan to collateral value ratios. They are predominately originated through a subsidiary of the Corporation in accordance with underwriting standards set forth by the government-sponsored entities, FNMA, FHLMC and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. Most residential mortgage loans are sold in the secondary mortgage market. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages.

Portfolio residential mortgage loans were $508.2 million at December 31, 2004, an increase of $11.5 million or 2.3% compared with December 31, 2003. The lower refinance activity in 2004 helped maintain portfolio balances. Citizens continues to sell most new production into the secondary market. Closed mortgage loan volume declined to $584.5 million in 2004 compared with $1,435.2 million in 2003. The decrease was a result of lower refinance and wholesale activity.

Mortgage loans held for sale represent the residential mortgage loans closed as of December 31, 2004 but not yet sold to the secondary market or placed in the Corporation’s portfolio. Mortgage loans held for sale were $28.0 million at December 31, 2004, a decrease of $14.5 million from $42.6 million at December 31, 2003. The decrease was due to a decrease in residential mortgage loan closings to $139.2 million during the fourth quarter of 2004 compared with $154.7 million in the fourth quarter of 2003, as loans closed generally remain in loans held for sale for 30 to 60 days after closing.

Direct Consumer. The direct consumer loan category includes home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Home equity loans consist mainly of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. These loans are originated through Citizens banking offices with loan-to-value ratios generally less than 90% of appraised collateral value. Citizens offers home equity loans to credit worthy customers above the 90% loan-to-value levels but does not underwrite home equity loans that exceed 100% of collateral value. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Credit risks for these types of loans are generally greatly influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by evaluating the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.

The Corporation originates consumer loans utilizing a computer-based credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting guidelines for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value considerations not to exceed 100%, credit scoring results, ability to service overall debt, and documentation requirements. During 2004, direct consumer loans increased $149.3 million or 14.6% due to growth in the home equity product. This increase was driven by well executed sales processes and a number of successful sales campaigns, slightly offset by the reduction of $23.2 million as a result of the Illinois Bank sale completed in the third quarter of 2004.

Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats, recreational vehicles, and automobiles. These loans are originated mainly within Citizens markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on a quarterly basis. The dealers refer customers to the centralized underwriting group which utilizes a computer-based credit scoring model to supplement the underwriting process, then complete the loans utilizing Citizens loan documents. Credit risks for these types of loans, as for direct consumer loans, are greatly influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealers ability to collect proper customer information, and adhere to appropriate lending guidelines including but not limited to, evaluating collateral value, proper capture of property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio can arise from borrower’s inability to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.

During 2004, indirect loans increased $82.0 million or 11.0% due to growth in the recreational vehicle and marine segments from continued emphasis on service and maintaining strong relationships with existing dealers in Citizens markets.

Provision and Allowance for Loan Losses

The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. Credit losses are charged against, and recoveries are credited to, the allowance for loan losses. The amount of the allowance for loan losses is based on a review of historical credit loss experience and such factors that, in the Corporation’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While the Corporation considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. See “Critical Accounting Policies.”

A summary of Citizens’ loan loss experience for the past five years appears in Table 6.

Table 6. Summary of Loan Loss Experience

Year Ended December 31 (dollars in thousands)	2004	2003	2002	2001	2000

Allowance for loan losses - January 1	$123,545	$106,777	$76,275	$75,413	$75,207
Allowance of acquired (sold) banks and branches	(1,622)	—	—	(240)	—
Transfer to reserve for commitments	—	—	1,334	633	(3,467)
Provision for loan losses	21,094	62,962	120,200	26,407	20,983
Charge-offs:
Commercial (3)	24,748	49,091	83,503	18,265	10,920
Residential mortgage	1,060	1,234	2,027	189	169
Direct consumer	5,920	6,495	7,456	6,726	5,531
Indirect consumer	7,565	9,243	8,718	7,552	8,828

Total charge-offs	39,293	66,063	101,704	32,732	25,448

Recoveries:
Commercial (3)	14,068	14,850	5,860	1,950	3,577
Residential mortgage	70	36	11	47	45
Direct consumer	1,703	1,883	1,692	1,554	1,240
Indirect consumer	2,619	3,100	3,109	3,243	3,276

Total recoveries	18,460	19,869	10,672	6,794	8,138

Net charge-offs	20,833	46,194	91,032	25,938	17,310

Allowance for loan losses - December 31	$122,184	$123,545	$106,777	$76,275	$75,413

Allowance for losses on lending-related commitments - December 31 (2)	$2,833	$2,690	$2,690	$4,024	$4,657

Portfolio loans outstanding at year-end (1)	$5,393,365	$5,247,818	$5,437,795	$5,777,954	$6,384,840
Average portfolio loans outstanding (1)	5,262,389	5,279,123	5,569,432	5,983,971	6,201,638
Ratio of allowance for loan losses to loans outstanding at year-end	2.27%	2.35%	1.96%	1.32%	1.18%
Ratio of net loans charged off as a percentage of average loans outstanding	0.40	0.88	1.63	0.43	0.28

(1)	Balances exclude mortgage loans held for sale.
(2)	During the fourth quarter of 2003, Citizens reclassified $2.7 million from the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts were restated to conform to the new presentation.
(3)	The Commercial category includes both commercial and commercial real estate loans.

The lower loan loss provision in 2004 resulted from a decline in nonperforming assets, lower net charge-offs and fewer risk rating downgrades within the commercial loan portfolio.

The decrease in net charge-offs in 2004 occurred in the commercial loan portfolio. Commercial net charge-offs totaled $10.7 million in 2004, compared with $34.2 million in 2003. Mortgage and consumer loans net charge-offs also decreased, but by lesser amounts. Eight customers comprised $24.5 million or 50.0% of the gross commercial charge-offs during 2003. In 2004, $4.0 million or approximately 16.2% of the commercial loans charged off related to one customer. The commercial loan charge-offs in 2004 were smaller in size than the previous two years and represented a variety of industries. Many commercial clients have been positively impacted by a gradual strengthening in the economy throughout the year.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for credit losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens has not substantively changed its overall approach in the calculation of the allowance for loan losses in 2004 from 2003 and the allocation methods used at December 31, 2004 and December 31, 2003 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in Note 1 to the Consolidated Financial Statements.

Internal risk ratings are assigned to each commercial and commercial mortgage loan at the time of approval and are subject to subsequent periodic reviews by senior management. These ratings encompass ten categories that define a borrower’s estimated ability to repay their loan obligations. In the third quarter of 2002, the Corporation incorporated a new scoring methodology for certain larger balance watch list commercial credits that lowered the number of factors considered from eight to five and gave additional weight toward discounted service ability (cash flow capacity), financial condition and capitalization of the borrower, and less from collateral coverage and prior relationship history. As a result of these changes, a number of commercial credits were downgraded to higher risk ratings resulting in higher loss rates being applied to the same dollar of exposure. Generally, Citizens had used a historical three-year rolling average of net charge-offs as the base for developing loss factors for commercial credits. Beginning in the third quarter of 2002, in order to emphasize more recent loss trends in the methodology, the Corporation utilized an eighteen-month rolling average of net charge-offs. In 2004 Citizens further refined the use of loan loss averages by using 12 months for consumer and credit-card, while continuing to use 18 months for commercial and mortgage loans. These changes did not affect the level of net charge-offs or the calculation of the specific allowances.

Table 7 below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the percentage of each loan type of total portfolio loans.

Table 7. Allocation of the Allowance for Loan Losses(1)

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
December 31		Total		Total		Total		Total		Total
(dollars in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$15.3		$18.3		$18.7		$9.5		$5.5

Risk allocated allowances:
Commercial (2)	59.2	53.6%	69.7	56.9%	63.2	60.5%	29.8	58.5%	27.5	54.8%
Residential mortgage	6.2	9.4	4.7	9.5%	2.3	11.6%	3.3	15.7%	5.7	20.5%
Direct Consumer	6.9	21.7	6.5	19.4%	7.2	15.8%	7.0	14.1%	6.4	13.3%
Indirect Consumer	12.3	15.3	8.6	14.2%	8.0	12.1%	8.6	11.7%	8.9	11.4%

Total risk allocated allowance	84.6		89.5		80.7		48.7		48.5

Total allocated	99.9	100.0%	107.8	100.0%	99.4	100.0%	58.2	100.0%	54.0	100.0%

General valuation allowances	22.3		15.7		7.4		18.1		21.4

Total	$122.2		$123.5		$106.8		$76.3		$75.4

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.

Specific Allocated Allowance. Classified credits, which include “doubtful”, “substandard” and “special mention” and are subject to specific reserves, decreased to $36.4 million and allocated a specific allowance of $15.3 million at December 31, 2004 compared to $66.7 million in classified credits with an allocated specific allowance of $18.3 million at December 31,

2003. The amount of the specific allowance, however, as a percent of outstanding loan balances subject to such specific reserves, increased to 42.1% at December 31, 2004 from 27.5% at December 31, 2003 as more substandard credits were assigned a specific reserve. Credits classified as “doubtful” have critical weaknesses that make full collection improbable. “Substandard” credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. “Special mention” credits are potentially weak, as the borrower has begun to exhibit deteriorating trends that, if not corrected, could jeopardize repayment of the loan and result in further downgrade.

Risk Allocated Allowance. The amount allocated to commercial loans decreased in 2004, reflecting Citizens’ continued aggressive review and disposition of problematic credits in 2004 and assessment of current economic conditions within the local markets. The increase in 2004 in the residential mortgage risk allocated allowance was attributable to an increased allocation for non-accruing mortgage loans which reflects the approximate write-down taken upon disposition of the asset. The increase in the consumer risk allocated allowance was attributable to a combination of growth in the home equity portfolio and a reserve established in 2004 to cover potential loss related to one specific dealer.

General Valuation Allowances. The increase in the general valuation reserve allowances reflects the uncertainty in the significant increase in the home equity portfolio over the last two years and negative credit metric trends in the small business portfolio over the last year. While the economy has demonstrated improvement in 2004 and most observable credit quality indicators have improved, management has lingering doubts as to its sustainability. These factors, coupled with an increase at December 31, 2004 in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and the possible imprecision in the loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2004 appropriately reflect probable inherent but undetected losses in the portfolio.

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, restructured loans and repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. A five-year history of nonperforming assets is presented in Table 8.

Table 8. Nonperforming Assets and Past Due Loans

December 31 (in thousands)	2004	2003	2002	2001	2000

Nonperforming Loans(1)(2)
Nonaccrual
Less than 30 days past due	$2,761	$7,721	$15,869	$6,528	$7,237
From 30 to 89 days past due	3,118	4,474	23,210	5,218	7,297
90 or more days past due	36,940	56,549	47,638	57,047	44,881

Total	42,819	68,744	86,717	68,793	59,415
90 days past due and still accruing	40	345	860	4,168	889
Restructured (1)	42	—	—	337	1,068

Total nonperforming loans	42,901	69,089	87,577	73,298	61,372
Other Repossessed Assets Acquired	7,946	7,943	8,094	5,947	4,917

Total nonperforming assets	$50,847	$77,032	$95,671	$79,245	$66,289

Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	0.94%	1.47%	1.76%	1.37%	1.04%
Nonperforming assets as a percent of total assets	0.66	1.00	1.27	1.03	0.79

Nonperforming Loans by Type
Commercial	$13,816	$39,025	$51,745	$36,926	$24,758
Commercial real estate	14,464	16,384	19,301	11,052	12,471
Residential mortgage	8,643	9,161	10,865	17,304	17,057
Direct Consumer	3,527	3,269	3,863	5,134	4,502
Indirect Consumer	2,451	1,250	1,803	2,882	2,584

Total	$42,901	$69,089	$87,577	$73,298	$61,372

(1)	Nonperforming loans include loans on which interest is being recognized only upon receipt (nonaccrual), those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured), and loans 90 days past due and still accruing.

(2)	Gross interest income that would have been recorded in 2004 for nonaccrual and restructured loans, as of December 31, 2004, assuming interest had been accrued throughout the year in accordance with original terms was $3.8 million. The comparable 2003 and 2002 totals were $6.3 million, and $7.7 million, respectively. Interest collected on these loans and included in income was $2.0 million in 2004, $4.0 million in 2003 and $4.7 million in 2002. Therefore, on a net basis, total income foregone due to these loans was $1.8 million in 2004, $2.3 million in 2003 and $3.0 million in 2002.

The decrease in nonperforming commercial and commercial real estate loans was the result of aggressive collection efforts and, to a lesser extent, continued charge-off of nonperforming loans. In addition, the decrease was attributable to a reduction of the inflow of new nonperforming loans due to proactive management and reduction of exposure on credits with the potential to deteriorate. Citizens believes the risk of loss for commercial real estate nonperforming loans is significantly less than the total principal balance, due to the nature of the underlying collateral and the value of such collateral in relation to the total credit exposure. These loans are generally for owner-occupied properties and the sources of repayment are not dependent on the performance of the real estate market.

Nonperforming residential mortgage loans decreased at December 31, 2004 compared with December 31, 2003, reflecting the improved economy. The consumer portfolio non-performing loans increased at December 31, 2004 compared with December 31, 2003, reflecting the increase in the indirect portfolio.

Nonperforming assets, charge-offs and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting Citizens’ results. In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but which it believes may deteriorate in quality if economic conditions change. As of December 31, 2004, such loans amounted to $155.6 million or 2.9% of total portfolio loans compared with $189.8 million or 3.6% of total portfolio loans as of December 31, 2003. These loans are commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Under the Corporation’s credit policies and practices, a loan is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due in excess of 90 days and the loan is not well secured and in the process of collection. Interest accrued but not collected is reversed and charged against income when the loan is placed on nonaccrual status. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation allowance for impaired loans as a part of the specific allocated allowance. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Interest income on all other impaired loans is recorded on an accrual basis.

Certain of the nonperforming loans included in Table 8 are considered to be impaired. Citizens measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or lower are also measured for impairment. Impairment losses are included in the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans. Consumer loans, both direct and indirect, and residential mortgage loans, are not included in the impaired loan data because they are smaller balance homogeneous loans which are typically well-collateralized. Total loans considered impaired and their related reserve balances at December 31, 2004 and 2003, as well as their effect on net income in 2004 and 2003, are set forth in the following table.

Impaired Loan Information

			Valuation Reserve
(in thousands)	2004	2003	2004	2003

Balances - December 31
Impaired loans with valuation reserve	$27,118	$36,696	$12,405	$12,449
Impaired loans with no valuation reserve	14,529	35,062	—	—

Total impaired loans	$41,647	$71,758	$12,405	$12,449

Impaired loans on nonaccrual basis	$28,238	$55,252	$6,372	$4,745
Impaired loans on accrual basis	13,409	16,506	6,033	7,704

Total impaired loans	$41,647	$71,758	$12,405	$12,449

Average balance for the year	$55,039	$84,077
Interest income recognized for the year	1,002	854
Cash collected applied to outstanding principal	1,798	3,758

DEPOSITS

Table 9 below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis with most deposit categories.

Table 9. Average Deposits

	2004		2003		2002
Year Ended December 31	Average	Average	Average	Average	Average	Average
(dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing demand	$914.9	—%	$877.9	—%	$869.7	—%
Interest-bearing demand	1,281.6	0.75	1,319.9	0.89	1,148.0	1.57
Savings	1,425.4	0.77	1,329.6	0.67	1,363.5	1.14
Time	1,753.4	2.50	2,138.1	2.94	2,543.3	3.71

Total	$5,375.3	1.20	$5,665.5	1.47	$5,924.5	2.16

Total average deposits declined 5.1% in 2004. Average noninterest bearing demand and savings increased 4.2% and 7.2%, respectively, in 2004 as a result of deposit campaigns focused on growing core deposits. These increases were more than offset by an 18% decrease in average time deposits in 2004 a result of less aggressive pricing and efforts to migrate deposits towards core deposit products. The decline in the average cost for the deposit portfolio was a result of the lower rate environment and a shift in the deposit mix from higher cost time deposits to lower cost interest-bearing or noninterest-bearing demand accounts.

As of December 31, 2004, certificates of deposit of $100,000 or more accounted for approximately 12.3% of total deposits. The maturities of these deposits are summarized below in Table 10.

Table 10. Maturity of Time Certificates of Deposit of $100,000 or More At December 31, 2004

(in thousands)

Three months or less	$254,757
After three but within six months	102,183
After six but within twelve months	85,462
After twelve months	207,743

Total	$650,145

Citizens gathers deposits from the local markets of its banking subsidiaries and has used purchased deposits from time to time when cost effective. Brokered deposits and time deposits greater than $100,000 increased by $31.2 million at December 31, 2004 from the prior year-end due to focused calling efforts to municipality customers which captured more of their longer-term funds. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Citizens continue to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan notes. Total short-term borrowings averaged $655.5 million in 2004, or 10.8%, of total average interest-bearing liabilities, compared with $458.7 million, or 7.5%, during 2003. The increase in short-term borrowings was due to the expansion of the investment portfolio in the first half of 2003 and increased need for wholesale funding. See Note 11 to the Consolidated Financial Statements for additional information on short-term borrowings.

Long-term debt, comprised of FHLB notes, subordinated notes and other long-term debt, accounted for $936.0 million, or 15.5%, of average interest-bearing funds during 2004, increasing from $861.7 million or 14.1% during 2003. On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes due in 2013. The notes qualify as Tier 2 capital for regulatory risk-based capital purposes and were issued to provide funding to support cash flow requirements at the Holding Company and to improve risk-based capital ratios. In June 2003, Citizens issued approximately $25 million of floating rate 30 year trust preferred securities through a special purpose trust with an initial interest rate of 4.16%. Interest only payments are due quarterly and full payment of the principal is due in June 2033. These securities qualify as Tier 1 capital for regulatory risk-based capital purposes and were issued to improve liquidity and risk-based capital ratios. FHLB advances increased $12.2 million to $800.2 million at December 31, 2004. A summary of long-term debt balances as of December 31, 2004 and 2003 appears in Note 12 to the Consolidated Financial Statements. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle.

During the third quarter of 2004, Citizens prepaid $235 million of FHLB advances that were convertible to a floating rate at the option of the FHLB. Citizens issued $275 million of new fixed rate FHLB advances on August 5, 2004. The new advances have no conversion, put, or call options, and have an interest cost approximately 150 basis points below that of the prepaid advances.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position which supports current needs and provides a sound foundation to support further expansion. Regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a well-capitalized designation. The Corporation’s capital ratios for the past three years are presented below.

	Regulatory Minimum
		“Well-	December 31,
	Required	Capitalized”	2004	2003	2002

Risk based:
Tier 1 capital	4.00%	6.00%	9.96%	9.80%	9.18%
Total capital	8.00	10.00	13.32	13.23	10.43

Tier 1 leverage	4.00	5.00	7.84	7.45	7.18

Average shareholders equity was $639.6 million, or 8.32% of average assets for 2004 compared with $632.1 million, or 8.22%, for 2003 and $691.8 million, or 9.14% for 2002. At December 31, 2004, shareholders’ equity was $654.3 million, compared with $635.2 million at December 31, 2003. Book value per common share at December 31, 2004 and 2003 was $15.13 and $14.69, respectively. Citizens declared and paid cash dividends of $1.14 per share in 2004, unchanged from $1.14 per share in 2003 and up from $1.13 per share in 2002. Shareholders’ equity increased in 2004 as net income more than offset cash dividends and capital used in share repurchase programs. The net income component of shareholders’ equity was also partially offset by a decline in other comprehensive net income as the net unrealized gain on available-for-sale securities decreased.

In October 2001, the Holding Company’s Board of Directors approved a plan to repurchase up to 3,000,000 shares of Citizens’ common stock for general corporate purposes. This plan was completed on August 12, 2004. The Holding Company repurchased the shares at an overall average price of $28.56. In October 2003, the Board of Directors approved a new plan to repurchase an additional 3,000,000 shares of common stock. There is no expiration date for the repurchase program. As of December 31, 2004, shares remaining to be purchased under the current program totaled 2,850,200. The repurchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the repurchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that the Holding Company will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes non-cancelable contractual obligations and future required minimum payments as of December 31, 2004. Refer to Notes 9 and 12 to the Consolidated Financial Statements for a further discussion of these contractual obligations.

Table 11. Contractual Obligations

	Minimum Payments Due by Period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits with stated maturities	$1,609,262	$968,627	$436,225	$151,134	$53,276
Federal Home Loan Bank borrowings	825,161	240,671	421,686	107,522	55,282
Subordinated debt	149,722	—	—	—	149,722
Capital lease/mortgage debt	38	38	—	—	—
Purchase obligations	35,817	10,234	13,170	5,944	6,469
Operating leases and non-cancelable contracts	21,835	3,724	5,732	3,149	9,230

Total	$2,641,835	$1,223,294	$876,813	$267,749	$273,979

Citizens has obligations not included in the above table under its retirement plans as described in Note 13 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the normal course of business, in order to meet the financing needs of customers and to manage exposure to interest rate risk, Citizens has become a party to transactions involving financial instruments with off-balance sheet risk. These financial instruments, which are not reflected in the Consolidated Financial Statements, include commitments to extend credit, standby letters of credit, forward commitments to sell mortgage loans and interest rate swaps. The contractual amounts of these instruments express the extent of Citizens’ involvement in these transactions as of the balance sheet date. These instruments involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets, however, they do not represent unusual risks.

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to fund loan applications with agreed-upon rates subject Citizens to market risk due to fluctuations in interest rates. At December 31, 2004, Citizens had commitments to extend credit totaling $1.8 billion.

Letters of credit guarantee the performance of a customer to a third party. These guarantees are normally issued to support public and private borrowing arrangements, real estate construction projects, bond financing and similar transactions. At December 31, 2004, Citizens had letters of credit outstanding totaling $255.0 million.

The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, they may be required to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2004 and 2003, a liability of $2.8 million and $2.7 million, respectively had been recorded for possible losses on commitments to extend credit and as of December 31, 2004 and 2003, in accordance with FIN 45, a liability of $0.8 million and $0.4 million, respectively, has been recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 17 to the Consolidated Financial Statements.

At December 31, 2004, Citizens had $17.2 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments”). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes Citizens to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, forward commitments are entered into to sell such mortgage loans at specified future dates to various third parties.

At December 31, 2004, Citizens had outstanding mandatory forward commitments to sell $58.0 million of residential mortgage loans. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2005 without producing any material gains or losses. Citizens implemented SFAS 133, as amended which provides accounting guidance for derivative investments and hedging activities effective January 1, 2001. See Note 1 to the Consolidated Financial Statements for further explanation. For the year ended December 31, 2004, the impact of SFAS 133 on net income was immaterial.

Citizens is also contractually obligated to certain derivative instruments. At December 31, 2004, interest rate swap notional amounts totaled $289.0 million with an average receive rate of 4.48% and an average pay rate of 3.18%. Refer to Note 18 to the Consolidated Financial Statements for further discussion of interest rate lock commitments, mandatory forward commitments and derivative instruments.

The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2004 and the notional amounts outstanding at December 31, 2003.

Table 12. Off Balance Sheet Financial Instruments

	Expected Expiration Dates by Period
	Total	Less than			More than	December 31,
(in thousands)	2004	1 year	1-3 years	4-5 years	5 years	2003

Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$1,769,968	$1,125,149	$133,934	$37,163	$473,722	$1,593,426
Standby letters of credit	47,554	41,220	4,658	1,676	—	48,868
Commercial letters of credit	207,460	22,063	104,544	64,177	16,676	183,665
Financial instruments subject to interest rate risk:
Interest rate swaps	289,000	—	104,000	10,000	175,000	190,000
Residential mortgage loan applications with agreed-upon rates	17,165	17,165	—	—	—	14,683
Forward commitments to sell residential mortgage loans	58,000	58,000	—	—	—	29,000

Total	$2,389,147	$1,263,597	$347,136	$113,016	$665,398	$2,059,642

During the ordinary course of business, Citizens also engages in other financial transactions that are not recorded on the consolidated balance sheets or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including management of the liquidity, optimization of capital utilization, meeting the financial needs of its customers and fulfilling Community Reinvestment Act obligations.

Late in the second quarter of 2003, Citizens issued approximately $25 million of floating rate trust preferred securities through a special purpose trust which qualifies as a variable interest entity (“VIE”) under applicable accounting rules. Since Citizens is not the primary beneficiary of the VIE, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation 46 “Consolidation of Variable Interest Entities” (“FIN 46”). As a result, the trust preferred securities were not recorded in the Consolidated Balance Sheets. Instead, a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens to the VIE was recorded for the gross issuance proceeds. The Debenture is the sole asset of the trust and Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The Debenture matures in thirty years, is callable at par after five years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly. The trust preferred securities issued by the trust have financial terms that are comparable to the Debenture.

Citizens has non-marketable equity investments that have not been consolidated in the Consolidated Financial Statements. At December 31, 2004, these investments included $1.8 million in limited partnerships, including a venture capital fund and an affordable housing tax credit fund that were reported under the equity method. Not included in the carrying amount were commitments to fund an additional $2.1 million at some future date. Consolidation of these investments is not required pursuant to FIN 46 since Citizens is not the primary beneficiary in the investments. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus the additional commitments.

As of December 31, 2004, the unpaid principal balance of mortgage loans serviced for others was $47.6 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were fully reserved in June 2003.

Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2004, in its fiduciary or agency capacity, were $2.7 billion.

LIQUIDITY AND DEBT CAPACITY

Citizens monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Citizens manages the liquidity of its Holding Company to pay dividends to shareholders, to service debt, to invest in subsidiaries and to satisfy other operating requirements. It also manages the liquidity of its subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities.

Citizens’ subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members.

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as member banks of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During 2004, the Holding Company received $49.0 million in dividends from subsidiaries and paid $49.3 million in dividends to its shareholders. As discussed in Note 21 to the Consolidated Financial Statements, as of January 1, 2005, the subsidiary banks are able to pay dividends of $64.0 million to the Holding Company without prior regulatory approval.

The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $60 million short-term revolving credit facility with three unaffiliated banks. As of December 31, 2004, there was no outstanding balance on this credit facility. The current facility will mature in August 2005 and is expected to be renewed at that time. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, non-performing asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of December 31, 2004.

Downgrades in the first quarter of 2003 by FitchRatings and Standard & Poor’s Rating Service of Citizens’ long-term credit rating to BBB from BBB+ due to asset quality have not materially affected its liquidity position. Citizens’ short-term credit ratings from FitchRatings and Standard & Poor’s remain at F2 and A-2, respectively. In the second quarter of 2003 and in the third quarter of 2004, Moody’s Investors Service affirmed Citizens’ outstanding ratings of Baa-1 (long term) and P-2 (short-term). Citizens believes that its capital position provides enough financial flexibility to deal with a degree of additional credit deterioration, if such were to occur.

Citizens’ Oakland County branch expansion plan may pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. Citizens is confident that through a combination of wholesale funding and deposit generation of both the new Oakland County branches and the existing branch network, it will be able to fund all aspects of the expansion plan.

In addition, the combined effect of the third quarter 2004 sale of the Illinois Bank, the prepayment of FHLB advances and the replacement of the prepaid advance with lower rate borrowings had a neutral impact on liquidity.

Citizens also has contingent commitments, such as commitments to extend credit and pursuant to outstanding letters of credit that may impact liquidity. These commitments totaled $2.0 billion at December 31, 2004. Since many of these contingent commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements. Further information on these contingent commitments is presented in the section titled “Contractual Obligations and Off-Balance Sheet Arrangements”.

Citizens’ long-term debt to equity ratio was 145.2% as of December 31, 2004 compared to 147.5% in 2003. Changes in short-term and long-term debt and deposit obligations during 2004 are further discussed in the sections titled “Borrowed Funds” and “Deposits.” Citizens believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk arises when there is a mismatch in the timing of the repricing of assets and liabilities, typically as a result of option risk, which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Many assets and liabilities contain embedded options which allow customers, and entities associated with Citizens’ investments and wholesale funding, to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, or when those market rates change by different amounts. Asset, liability, and off-balance sheet portfolios are monitored to ensure comprehensive management of interest rate risk. The asset/liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Citizens’ static interest rate sensitivity (GAP) as of December 31, 2004 and 2003 is presented in the following table.

Table 13. Interest Rate Sensitivity

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

December 31, 2004
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,605.1	$244.2	$381.7	$3,231.0	$1,851.0	$311.4	$5,393.4
Mortgage loans held for sale	28.0	—	—	28.0	—	—	28.0
Investment securities	103.3	85.0	152.8	341.1	1,069.8	457.7	1,868.6
Short-term investments	2.2	—	—	2.2	—	—	2.2

Total	$2,738.6	$329.2	$534.5	$3,602.3	$2,920.8	$769.1	$7,292.2

Rate Sensitive Liabilities
Deposits (3)	$1,850.9	$250.9	$407.1	$2,508.9	$1,094.2	$797.8	$4,400.9
Other interest bearing liabilities	819.9	145.0	0.6	965.5	529.3	179.9	1,674.7

Total	$2,670.8	$395.9	$407.7	$3,474.4	$1,623.5	$977.7	$6,075.6

Derivatives	$(71.0)	$(10.0)	$—	$(81.0)	$(94.0)	$175.0	$—

Period GAP (4)	$(3.2)	$(76.7)	$126.8	$46.9	$1,203.3	$(33.6)	$1,216.6
Cumulative GAP	(3.2)	(79.9)	46.9		1,250.2	1,216.6

December 31, 2003
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,484.9	$258.2	$442.3	$3,185.4	$1,769.0	$293.4	$5,247.8
Mortgage loans held for sale	42.6	—	—	42.6	—	—	42.6
Investment securities	112.6	63.1	121.4	297.1	1,487.3	200.7	1,985.1
Short-term investments	2.2	—	—	2.2	—	—	2.2

Total	$2,642.3	$321.3	$563.7	$3,527.3	$3,256.3	$494.1	$7,277.7

Rate Sensitive Liabilities
Deposits (3)	$1,058.2	$521.8	$943.8	$2,523.8	$1,768.8	$267.2	$4,559.8
Other interest bearing liabilities	678.9	28.0	50.7	757.6	378.8	432.1	1,568.5

Total	$1,737.1	$549.8	$994.5	$3,281.4	$2,147.6	$699.3	$6,128.3

Derivatives	$(180.0)	$(10.0)	$—	$(190.0)	$25.0	$165.0	$—

Period GAP (4)	$725.2	$(238.5)	$(430.8)	$55.9	$1,133.7	$(40.2)	$1,149.4
Cumulative GAP	725.2	486.7	55.9		1,189.6	1,149.4

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
(2)	Balances exclude mortgage loans held for sale.
(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.5 billion in the less than one year category and $1.3 billion in the over one year category as of December 31, 2004. The same amounts as of December 31, 2003 were $1.1 billion and $1.4 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.
(4)	GAP is the excess of rate sensitive assets (liabilities).

As shown, as of December 31, 2004 rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $46.9 million or 0.6% of total assets, compared to $55.9 million or 0.7% of total assets as of December 31, 2003. These results suggest an interest rate risk position which is not significantly mismatched. GAP analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Since no single risk measurement approach satisfies all management objectives, a combination of techniques is used, including income simulation, repricing gap analysis, and economic value of equity analysis.

From time-to-time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk in connection with mortgage banking operations. These currently include interest rate swaps and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the “counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “notional amount”). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of December 31, 2004, Citizens had forward commitments to sell mortgage loans of $58.0 million. Further discussion of derivative instruments is included in Notes 1 and 18 to the Consolidated Financial Statements.

Citizens uses income simulation modeling as its principal interest rate risk measurement technique. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of financial instruments, changes in market conditions, loan and deposit volumes, pricing, client preferences and Citizens’ financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and, as a result, the model cannot precisely estimate net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, differences in client behavior, market conditions and management strategies, among other factors.

Simulations were performed as of December 31, 2004 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income would be expected to decline over the following 12 months by 0.4% and 1.5%, respectively, from what it would be if rates were to remain at December 31, 2004 levels. An immediate 100 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 1.1% from what it would be if rates remain constant over the entire time period at December 31, 2004 levels. These results represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	December 31,
(in thousands, except share amounts)	2004	2003

Assets
Cash and due from banks	$153,474	$182,545
Interest-bearing deposits with banks	1,769	2,072
Investment Securities:
Available-for-sale: (amortized cost $1,787,365 in 2004; $1,930,606 in 2003)
U.S. Treasury and federal agency securities	1,348,199	1,452,582
State and municipal securities	395,878	437,003
Other securities	70,447	75,616
Held-to-maturity:
State and municipal securities (fair value of $54,749 and $19,913, respectively)	54,035	19,857

Total investment securities	1,868,559	1,985,058
Mortgage loans held for sale	28,038	42,561
Loans:
Commercial	1,633,698	1,673,447
Commercial real estate	1,255,913	1,313,491
Residential mortgage loans	508,234	496,716
Direct consumer	1,169,618	1,020,269
Indirect consumer	825,902	743,895

Total loans	5,393,365	5,247,818
Less: Allowance for loan losses	(122,184)	(123,545)

Net loans	5,271,181	5,124,273
Premises and equipment	117,944	112,784
Goodwill	54,527	54,785
Other intangible assets	14,033	16,932
Bank owned life insurance	82,613	80,461
Other assets	113,895	109,599

Total assets	$7,706,033	$7,711,070

Liabilities
Noninterest-bearing deposits	$898,820	$882,429
Interest-bearing demand deposits	1,150,332	1,360,756
Savings deposits	1,638,295	1,239,178
Time deposits	1,612,313	1,959,904

Total deposits	5,299,760	5,442,267
Federal funds purchased and securities sold under agreements to repurchase	671,660	588,593
Other short-term borrowings	53,114	43,077
Other liabilities	77,276	65,112
Long-term debt	949,921	936,859

Total liabilities	7,051,731	7,075,908
Shareholders’ Equity
Preferred stock - no par value:
Authorized - 5,000,000 shares; Issued - none	—	—
Common stock - no par value
Authorized - 100,000,000 shares
Issued and outstanding - 43,239,628 in 2004; 43,241,918 in 2003	97,180	100,314
Retained earnings	539,128	512,045
Accumulated other comprehensive income	17,994	22,803

Total shareholders’ equity	654,302	635,162

Total liabilities and shareholders’ equity	$7,706,033	$7,711,070

See notes to consolidated financial statements.

Consolidated Statements of Income
Citizens Banking Corporation and Subsidiaries

(in thousands, except per share amounts)	2004	2003	2002

Interest Income
Interest and fees on loans	$300,539	$323,739	$385,812
Interest and dividends on investment securities:
Taxable	61,501	61,631	55,447
Tax-exempt	20,916	20,502	21,301
Money market investments	12	105	824

Total interest income	382,968	405,977	463,384

Interest Expense
Deposits	64,439	83,449	127,849
Short-term borrowings	9,584	4,960	4,033
Long-term debt	33,618	31,310	29,720

Total interest expense	107,641	119,719	161,602

Net Interest Income	275,327	286,258	301,782
Provision for loan losses	21,094	62,962	120,200

Net interest income after provision for loan losses	254,233	223,296	181,582

Noninterest Income
Service charges on deposit accounts	35,121	29,916	26,456
Trust fees	17,854	17,527	18,956
Mortgage and other loan income	9,615	18,046	16,845
Brokerage and investment fees	7,885	7,720	9,502
Bankcard fees	3,444	3,042	6,142
Gain on sale of merchant business	—	—	5,400
Gain on sale of Illinois bank subsidiary	11,650	—	—
Other	19,991	18,465	16,039

Total fees and other income	105,560	94,716	99,340
Investment securities (losses) gains	(1,509)	103	2,436

Total noninterest income	104,051	94,819	101,776
Noninterest Expense
Salaries and employee benefits	129,093	122,322	126,847
Occupancy	20,200	18,449	17,855
Professional services	16,251	17,815	14,790
Equipment	14,371	16,519	20,124
Data processing services	13,352	12,744	12,641
Advertising and public relations	9,180	5,786	5,112
Postage and delivery	6,534	6,896	7,120
Telephone	6,030	4,793	5,279
Other loan fees	3,984	4,840	4,872
Stationery and supplies	3,751	3,505	3,781
Intangible asset amortization	2,899	2,899	2,899
Bankcard fees	455	378	3,879
Special charge	(167)	(691)	13,402
Prepayment penalty on FHLB advances	17,959	—	3,300
Other	18,875	16,733	17,482

Total noninterest expense	262,767	232,988	259,383

Income Before Income Taxes	95,517	85,127	23,975
Income tax provision (benefit)	19,420	19,176	(1,063)

Net Income	$76,097	$65,951	$25,038

Net Income Per Share:
Basic	$1.76	$1.52	$0.56
Diluted	1.74	1.51	0.56
Average Shares Outstanding:
Basic	43,266,228	43,303,573	44,657,153
Diluted	43,762,966	43,609,148	45,076,684

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (loss)	Total

Balance - January 1, 2002	$155,720	$521,191	$20,553	$697,464
Comprehensive income:
Net income		25,038		25,038
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $12,023			22,328
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $853			(1,583)
Minimum pension liability, net of tax effect of $724			1,348

Other comprehensive income total				22,093

Total comprehensive income				47,131
Exercise of stock options, net of shares purchased	6,562			6,562
Net change in deferred compensation, net of tax effect	267			267
Cash dividends - $1.13 per share		(50,659)		(50,659)
Shares acquired for retirement	(50,296)			(50,296)

Balance - December 31, 2002	112,253	495,570	42,646	650,469
Comprehensive income:
Net income		65,951		65,951
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($11,023)			(20,472)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $36			(67)
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of $280			520
Minimum pension liability, net of tax effect of $95			176

Other comprehensive income total				(19,843)

Total comprehensive income				46,108
Tax benefit on non-qualified stock options	2,500			2,500
Exercise of stock options, net of shares purchased	6,334			6,334
Net change in deferred compensation, net of tax effect	350			350
Stock issued for compensation	200			200
Cash dividends - $1.14 per share		(49,476)		(49,476)
Shares acquired for retirement	(21,323)			(21,323)

Balance - December 31, 2003	100,314	512,045	22,803	635,162
Comprehensive income:
Net income		76,097		76,097
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($3,131)			(5,814)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $528			981
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of ($38)			(70)
Minimum pension liability, net of tax effect of $51			94

Other comprehensive income total				(4,809)

Total comprehensive income				71,288
Tax benefit on non-qualified stock options	1,370			1,370
Exercise of stock options, net of shares purchased	8,267			8,267
Net change in deferred compensation, net of tax effect	193			193
Recognition of stock-based compensation		272		272
Cash dividends - $1.14 per share		(49,286)		(49,286)
Shares acquired for retirement	(12,964)			(12,964)

Balance - December 31, 2004	$97,180	$539,128	$17,994	$654,302

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Year Ended December 31,
(in thousands)	2004	2003	2002

Operating Activities:
Net income	$76,097	$65,951	$25,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,094	62,962	120,200
Depreciation and amortization	12,026	13,864	17,045
Amortization of goodwill and other intangibles	2,899	2,899	2,899
Deferred income tax (credit)	458	1,526	(5,110)
Net amortization (accretion) on investment securities	8,931	9,969	1,926
Investment securities losses (gains)	1,509	(103)	(2,436)
Loans originated for sale	(399,794)	(1,210,190)	(1,024,996)
Proceeds from sales of mortgage loans held for sale	419,102	1,334,182	1,023,821
Gains from loan sales	(4,785)	(11,044)	(9,864)
Gain on sale of Illinois bank	(11,650)	—	—
Accrued merger related and other special charges	—	—	(8,614)
Net change in deferred compensation, net of tax effect	193	350	267
Stock-based compensation	—	200	—
Recognition of Stock-based compensation expense	272	—	—
Other	(4,200)	(3,994)	(611)

Net cash provided by operating activities	122,152	266,572	139,565
Investing Activities:
Net (increase) decrease in money market investments	303	69,260	(66,986)
Securities available-for-sale:
Proceeds from sales	150,711	1,440	69,677
Proceeds from maturities	369,336	749,774	307,546
Purchases	(384,475)	(1,300,600)	(504,382)
Securities held-to-maturity:
Purchases	(36,949)	(19,854)	—
Proceeds from sale of Illinois bank	26,250	—	—
Net decrease (increase) in loans and leases	(168,002)	143,783	250,443
Net increase in properties and equipment	(17,186)	(8,944)	(5,944)
Purchase of bank owned life insurance	—	—	(78,000)

Net cash used by investing activities	(60,012)	(365,141)	(27,646)
Financing Activities:
Net increase (decrease) in demand and savings deposits	205,085	(83,877)	255,720
Net decrease in time deposits	(347,592)	(410,769)	(283,933)
Net increase (decrease) in short-term borrowings	93,104	329,319	(12,079)
Proceeds from issuance of long-term debt	350,000	370,332	121,000
Principal reductions in long-term debt	(337,825)	(31,290)	(150,786)
Cash dividends paid	(49,286)	(49,476)	(50,659)
Proceeds from stock options exercised	8,267	6,334	6,562
Shares acquired for retirement	(12,964)	(21,323)	(50,296)

Net cash provided by financing activities	(91,211)	109,250	(164,471)

Net increase (decrease) in cash and due from banks	(29,071)	10,681	(52,552)
Cash and due from banks at beginning of period	182,545	171,864	224,416

Cash and due from banks at end of period	$153,474	$182,545	$171,864

Supplemental Cash Flow Information:
Interest paid	$107,982	$119,834	$168,588
Income taxes paid	13,449	114	22,888

See notes to consolidated financial statements.

Citizens Banking Corporation
Notes To Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Citizens Banking Corporation and its subsidiaries (collectively, “Citizens” or “Corporation”) conform to U.S. generally accepted accounting principles. References to the “Holding Company” refer to Citizens Banking Corporation alone. The following describes Citizens’ policies:

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Additionally, the Corporation also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements”, or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, issued in January 2003, and FIN 46R issued in December 2003. The Corporation adopted the provisions of FIN 46 during the fourth quarter of 2003, and FIN 46R in the first quarter 2004. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

The Corporation has one wholly owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a VIE. The Corporation is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, pension and postretirement benefits, derivative financial instruments and hedging activities, and income taxes.

Business Combinations

Since the issuance of SFAS 141, Business Combinations, by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

Prior to SFAS 141, certain business combinations not accounted for as purchase acquisitions were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, stockholders’ equity, and results of operations of the merged entity with Citizens’ respective accounts at historical amounts. Prior period financial statements were then restated to give effect to business combinations accounted for under this method.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to Citizens as deemed appropriate.

Investment Securities

At the time of purchase, securities are classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to the earlier of call date or maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings and a new cost basis is established. Realized securities gains or losses and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Loans

Loans are generally reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unamortized premiums and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees, are amortized into fee income on a straight-line basis over their contractual life.

Gains and losses on the sales of loans are determined using the specific-identification method. Mortgage loans held for sale are valued on an aggregate basis at the lower of carrying amount or fair value. The majority of mortgage loans held for sale are sold within 60 days after closing. Citizens uses mandatory forward commitments, generally entered into at time of application, to protect the value of the mortgage loans from changes in interest rates during the period held. The cost basis of mortgage loans held for sale is adjusted, if material, by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market. Citizens’ policy to hedge its market rate risk with mandatory forward commitments has been highly effective and has not generated any material gains or losses.

Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful, or payment of principal or interest is past due 90 days or more (which approximates three payments late) and the loan is not well secured and is in the process of collection. When these loans (including a loan impaired) are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Interest payments received on nonaccrual loans are credited to income if and when management determines that future collection of principal is probable. Loans are normally restored to accrual status when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.

Commercial and commercial real estate loans are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Residential mortgage loans are generally charged off after foreclosure to the extent principal and interest due exceed 75% of the current appraised value. Direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.

Based on their internal credit rating, commercial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or market as determined on an aggregate basis and generally consist of current production of certain fixed-rate and variable-rate first mortgage loans. Holding costs are treated as period costs.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Corporation’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

Premises and Equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis and are charged to expense over the lesser of the estimated useful life of the assets or lease term. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are charged to income as incurred.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, Citizens recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.

Other Real Estate Owned

Other real estate owned is comprised of commercial and residential real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. These properties are carried at the lower of cost or fair value at the time of acquisition, net of estimated costs to sell, based upon current appraised value. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect current fair market value, as well as gains and losses on disposal of these properties are charged to other expenses as incurred.

Bank Owned Life Insurance

Bank Owned Life Insurance is recorded as an asset at the amount that could be realized under the insurance contracts as of the date of the consolidated balance sheets. The change in cash surrender value during the period is an adjustment of premiums paid in determining the expense or income to be recognized under the contracts for the period. This change is recorded in noninterest income as cash surrender value of life insurance revenue.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, Citizens adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by line of business and geographic region and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Therefore, any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of Citizens’ other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, Citizens’ goodwill was amortized on a straight-line basis over varying periods not exceeding 20 years. Note 7 includes a summary of Citizens’ goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

Mortgage Servicing Rights

Citizens recognizes as a separate asset rights to service mortgage loans it does not own but services for others for a fee. This asset is included in other assets on the balance sheet and is carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income. Impairment of servicing assets is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified by product type and interest rate.

The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

Securitizations and Sales of Mortgage Loans

Citizens sells substantially all of the fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans. These transactions are accomplished through cash sales to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, mortgage-backed securities (“MBSs”) received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. From time to time, Citizens also exchanges fixed and variable rate mortgage loans held in portfolio for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are sold to third party investors or classified as available for sale in the investment security portfolio.

If MBSs are retained in the investment portfolio, any gain or loss at time of sale is recorded as a security gain or loss. All other gains or losses associated with sales of single-family mortgage loans are recorded as a component of mortgage banking revenue. Typically, Citizens does not service the loans after they are sold or exchanged, but sells the mortgage servicing rights, in a separate transaction, before or at the time of the securitization. Sales or securitizations of mortgage loans through FHLMC and FNMA are done under terms that do not provide for any material recourse to Citizens by the investor. Citizens does not retain any interest in these securitized mortgage loans.

Derivative Instruments

Citizens enters into derivative transactions from time to time to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 also provides special hedge accounting provisions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement.

Citizens utilizes mandatory forward commitments to protect against changes in interest rates and prices on its mortgage pipeline. These derivatives are marked to market through earnings. Citizens is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. In accordance with SFAS 133 and SAB 105, Citizens also records as derivatives, residential loan commitments associated with loans held for sale. These derivatives are marked to market through earnings.

Citizens enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, Citizens generally maintains a portfolio of matched offsetting derivative agreements. These contracts are marked to market through earnings.

Stock-Based Compensation

Citizens’ stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 16 — Shareholders Equity use the fair value method under SFAS 123 to measure compensation expense for stock-based employee compensation plans.

The following table illustrates the effect on net income and earnings per share if Citizens had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to its stock option awards.

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Net income, as reported	$76,097	$65,951	$25,038
Less pro forma expense related to options granted	2,855	2,261	2,401

Pro forma net income	$73,242	$63,690	$22,637

Pro forma net income per share:
Basic - as reported	$1.76	$1.52	$0.56
Basic - pro forma	1.69	1.47	0.51
Diluted - as reported	1.74	1.51	0.56
Diluted - pro forma	1.67	1.46	0.50

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used to determine the fair value of options granted are provided in Note 16 to the Consolidated Financial Statements.

The Corporation expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $1.0 million beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. See Note 2 for additional information.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Citizens considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

The Corporation files a consolidated federal income tax return and individual Holding Company and subsidiary state income tax returns. When income and expenses are recognized in different periods for tax purposes, applicable deferred taxes are provided in the Consolidated Financial Statements. Accordingly, amounts equal to the tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

Net Income per Share

Basic net income per share is based on net income divided by the weighted average number of shares outstanding in each period. Diluted net income per share shows the dilutive effect of additional common shares issuable upon the assumed exercise of stock options granted under Citizens’ stock option plans, using the treasury stock method.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on July 1, 2005.

Emerging Issues Task Force Issues

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

SEC Staff Accounting Bulletins

SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of U.S. generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

Note 3. Recent Transactions

Illinois Bank Sale

On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A., to Metropolitan Bank Group, Inc. in a cash transaction valued at $26.3 million. The Illinois Bank was comprised of three branch locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pretax gain of $11.7 million on the transaction. The sale of the Illinois Bank generated a tax loss benefit because Citizens tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price.

Prepayment of FHLB Advances and Issuance of New FHLB Debt

Citizens prepaid $235 million of high cost Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. Additionally, during the third quarter of 2004, Citizens issued $275 million of new FHLB fixed rate advances at approximately 150 basis points less than the retired debt. The improved structure and lower cost is expected to improve Citizens net interest margin and interest rate sensitivity and to offset the negative impact on future results of operations from the sale of the Illinois Bank. The tax loss from the Illinois Bank sale along with lower pretax earnings resulting from the prepayment penalties of FHLB advances contributed toward reducing income tax expense for 2004.

Sale of Credit Card Portfolio

Effective May 28, 2004, F&M Bank-Wisconsin and F&M Bank-Iowa (the “F&M Banks”) entered into Agreements with MBNA America Bank, N.A. (“MBNA”) to sell their respective credit card account portfolios to MBNA. Pursuant to such arrangements, MBNA paid to F&M Bank-Iowa a premium of $0.3 million for a portfolio totaling $2.5 million and paid to F&M Bank-Wisconsin a premium of $0.1 million for a portfolio totaling $1.1 million. Also in connection with the sale, each of the F&M Banks executed an Addendum to the Joint Marketing Agreement with MBNA that the F&M Banks’ Michigan affiliate had previously entered into as of February 28, 2001. Under the Joint Marketing Agreement, MBNA is licensed to issue its credit cards to clients of the F&M Banks and to utilize the F&M Banks’ names and logos. The F&M Banks in return are entitled to receipt of a fee from MBNA for each new credit card account generated. Pursuant to such arrangement, the F&M Banks have no responsibility for credit, fraud or other types of losses associated with such credit card accounts.

Note 4. Business Restructuring, Merger and Other Charges

In 2002, the Corporation recorded a net charge of $13.4 million ($8.7 million after-tax) for restructuring, impairment and other costs associated with reorganization of the consumer, commercial and wealth management lines of business. The charge was recorded as a separate component of noninterest expense and identified as the “special charge.”

The reorganization was the result of a detailed review of Citizens’ commercial banking, consumer banking, and wealth management areas by banking industry consultants and key members of management during the second and third quarters of 2002. This review revealed opportunities for process change, staff reassignment, reporting structure changes, branch closures, expense reduction and business growth. As a result of the reorganization, 133 employees were displaced (157 original employees less employees subsequently rehired for other available positions). Displaced employees are offered severance packages and outplacement assistance. Twelve banking offices were closed in the fourth quarter of 2002 and six additional offices were closed during the second quarter of 2003. The following table presents the activity in the related liability during 2004 and 2003.

	Reserve			Reserve			Reserve
	Balance			Balance			Balance
	December 31,	Changes in 2003		December 31,	Changes in 2004		December 31,
(in thousands)	2002	Cash	Noncash(1)	2003	Cash	Noncash(1)	2004

Employee benefits and severance	$4,281	$(3,578)	$(378)	$325	$(163)	$(162)	$—
Professional fees	408	(83)	(316)	9	(5)	(4)	—
Facilities and lease impairment	322	(46)	—	276	(37)	—	239
Contract termination fees and write-off of obsolete equipment, software and supplies	182	(51)	(131)	—	—	—	—

Total	$5,193	$(3,758)	$(825)	$610	$(205)	$(166)	$239

(1)	Includes credits (accrual reversals) of $165,900 in 2004 and $690,800 in 2003 primarily for employee benefits and severance, and professional fees.

Note 5. Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2004				December 31, 2003
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	1,057,401	1,056,207	4,245	5,439	1,186,539	1,180,493	6,394	12,440
Other	287,044	291,991	5,269	322	261,051	272,089	11,066	28
State and municipal	372,602	395,878	23,628	352	407,625	437,003	30,232	854
Mortgage and asset-backed	2,633	2,669	37	1	3,994	4,135	141	—
Other	67,685	67,779	96	2	71,397	71,481	84	—

Total available for sale	$1,787,365	$1,814,524	$33,275	$6,116	$1,930,606	$1,965,201	$47,917	$13,322

Held to Maturity:
State and municipal	54,035	54,749	849	135	19,857	19,913	153	97

Total held to maturity	$54,035	$54,749	$849	$135	$19,857	$19,913	$153	$97

The amortized cost, estimated fair value and weighted average yields of debt securities by maturity at December 31, 2004 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

						Weighted
	Within	1 to 5	5 to 10	After 10		Average
(in thousands)	1 Year	Years	Years	Years	Total	Yield

Available for Sale:
U S Treasury and Federal Agency	$118,602	$168,442	$—	$—	$287,044	4.45%
Mortgage-backed securities	191,654	649,791	194,614	21,342	1,057,401	3.83
Asset-backed and corporate debt	2,179	352	61	41	2,633	5.87
State and Municipal	23,153	104,370	164,950	80,129	372,602	7.65
Other	231	—	—	67,454	67,685	5.07

Amortized Cost	$335,819	$922,955	$359,625	$168,966	$1,787,365

Fair Value	$336,912	$933,082	$370,257	$174,273	$1,814,524

Weighted Average Yield	4.40%	4.35%	5.63%	6.10%	4.78%

Held to Maturity:
State and Municipal	$—	$5,130	$45,595	$3,310	$54,035	6.36

Amortized Cost	$—	$5,130	$45,595	$3,310	$54,035

Fair Value	$—	$5,170	$46,243	$3,336	$54,749

Weighted Average Yield	—	5.97%	6.37%	6.77%	6.36%

A total of 147 securities had unrealized losses at December 31, 2004. These securities were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	263,928	2,142	381,676	3,297	645,604	5,439
Other	43,271	322	—	—	43,271	322
State and municipal	1,537	23	13,736	329	15,273	352
Mortgage and asset-backed	153	1	—	—	153	1
Other	—	—	9	2	9	2

Total available for sale	308,889	2,488	395,421	3,628	704,310	6,116

Held to Maturity:
State and municipal	9,230	126	1,595	9	10,825	135

Total held to maturity	9,230	126	1,595	9	10,825	135

Total	$318,119	$2,614	$397,016	$3,637	$715,135	$6,251

Management does not believe any individual unrealized losses as of December 31, 2004 represent other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC, and GNMA. These unrealized losses are attributable to changes in interest rates. Management considers the duration of time the fair value has been less than amortized cost, the credit worthiness of the issuer, and other criteria in determining whether impairment is other than temporary. Citizens has both the intent and ability to hold the securities for a period of time necessary to recover amortized cost.

Sales of investment securities resulted in realized gains and losses as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Securities gains	$643	$182	$2,527
Securities losses	(2,152)	(79)	(91)

Net (Loss) Gain	$(1,509)	$103	$2,436

Securities with amortized cost of $1.3 billion at December 31, 2004, and $1.2 billion at December 31, 2003, were pledged to secure public deposits, repurchase agreements, and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders’ equity at December 31, 2004 or 2003.

Note 6. Loans and Nonperforming Assets

Citizens extends credit within the Midwestern states of Michigan, Wisconsin and Iowa. In Michigan, the primary market includes most parts of the Lower Peninsula. In Wisconsin, the primary markets are the Fox Valley region extending from Green Bay to Appleton to Oshkosh as well as northeastern and southwestern Wisconsin. In Iowa, the primary market is central Iowa. Prior to the August 2004 sale of the Illinois subsidiary, Citizens had a presence in the western suburban market of Chicago, Illinois. Citizens seeks to limit its credit risk by establishing guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer.

Citizens’ loan portfolio is widely diversified by borrowers with no concentration within a single industry that exceeds 10% of total loans. Citizens does not have any loans to foreign debtors and generally does not purchase nationally syndicated loans or participate in highly leveraged transactions. Approximately two-thirds of Citizens’ commercial real estate loans consist of mortgages on owner-occupied properties. Those borrowers are involved in business activities other than real estate, and the sources of repayment are not dependent on the performance of the real estate market.

A summary of nonperforming assets follows:

	December 31,
(in thousands)	2004	2003

Nonperforming loans:
Nonaccrual	$42,819	$68,744
Loans 90 days past due (still accruing)	40	345
Restructured	42	—

Total nonperforming loans	42,901	69,089
Other real estate	6,882	6,634
Other assets acquired by repossession	1,064	1,309

Total nonperforming assets	$50,847	$77,032

The effect of nonperforming loans on interest income follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Interest income:
At original contract rates	$3,819	$6,261	$7,721
As actually recognized	2,035	4,011	4,685

Interest foregone	$1,784	$2,250	$3,036

There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2004.

A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2004	2003	2004	2003

Balances - December 31
Impaired loans with valuation reserve	$27,118	$36,696	$12,405	$12,449
Impaired loans with no valuation reserve	14,529	35,062	—	—

Total impaired loans	$41,647	$71,758	$12,405	$12,449

Impaired loans on nonaccrual basis	$28,238	$55,252	$6,372	$4,745
Impaired loans on accrual basis	13,409	16,506	6,033	7,704

Total impaired loans	$41,647	$71,758	$12,405	$12,449

Average balance for the year	$55,039	$84,077
Interest income recognized for the year	1,002	854
Cash collected applied to outstanding principal	1,798	3,758

Certain directors and executive officers of Citizens and its significant subsidiaries, including their families and entities in which they have 10% or more ownership, were clients of the banking subsidiaries. Total loans to these clients aggregated $5.3 million and $16.3 million at December 31, 2004 and 2003, respectively. During 2004, new loans of $1.4 million were made and repayments totaled $12.4 million. Substantially all such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

The Consolidated Financial Statements do not include loans serviced for others, which totaled $47.6 million and $58.8 million at December 31, 2004 and 2003, respectively. The carrying value of mortgage servicing rights approximates fair value at December 31, 2004 and 2003.

Changes in originated mortgage servicing rights for the years ended December 31 were as follows:

(in thousands)	2004	2003	2002

Unamortized Cost of Mortgage Servicing Rights
Balance - January 1	$281	$907	$1,957
Additions of mortgage servicing rights	—	—	—
Amortization	(106)	(626)	(1,050)

Balance - December 31	$175	$281	$907

Impairment Valuation Allowance
Balance - January 1	$(281)	$(475)	$(225)
Impairment valuation allowance recoveries (charges)	106	194	(250)

Balance - December 31	$(175)	$(281)	$(475)

Net Carrying Value of Mortgage Servicing Rights	$—	$—	$432

As shown above, mortgage servicing rights were fully reserved at December 31, 2004.

Note 7. Goodwill and Other Intangible Assets

On January 1, 2002, Citizens adopted SFAS 142 which requires that goodwill be tested for impairment at adoption and at least annually thereafter. Citizens completed its transitional testing in June 2002 and no impairment under SFAS 142 was identified. Citizens performed its annual impairment testing as of September 30, 2004 and no impairment was identified. A summary of goodwill allocated to the lines of business as of December 31, 2004 and 2003 follows.

	December 31,
(in thousands)	2004	2003

Commercial Banking	$23,870	$23,982
Consumer Banking	28,856	29,002
Wealth Management	1,801	1,801
Other	—	—

Total Goodwill	$54,527	$54,785

The change in the carrying value of goodwill was due to the sale of the Illinois Bank subsidiary on August 5, 2004. The Corporation’s other intangible assets are shown in the table below.

	December 31,
(in thousands)	2004	2003

Core deposit intangibles	$28,989	$28,989
Accumulated amortization	14,957	12,058

Net core deposit intangibles	14,032	16,931
Minimum pension liability	1	1

Total other intangibles	$14,033	$16,932

The estimated annual amortization expense for core deposit intangibles for each of the next four years is $2.9 million and $2.3 million for the fifth year. As part of adopting SFAS 142, Citizens has had no material reclassifications or adjustments to the useful lives of finite-lived (core deposit) intangible assets.

Note 8. Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows:

(in thousands)	2004	2003	2002

Allowance for loan losses - January 1	$123,545	$106,777	$76,275
Allowance of sold banks and branches	(1,622)	—	—
Transfer to reserve for commitments	—	—	1,334
Provision for loan losses	21,094	62,962	120,200
Charge-offs	(39,293)	(66,063)	(101,704)
Recoveries	18,460	19,869	10,672

Net charge-offs	(20,833)	(46,194)	(91,032)

Allowance for loan losses - December 31	$122,184	$123,545	$106,777

Allowance for losses on lending-related commitments - December 31	$2,833	$2,690	$2,690

During the fourth quarter of 2003 Citizens reclassified $2.7 million of the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts were restated to conform to the new presentation.

Note 9. Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(in thousands)	2004	2003

Land	$20,362	$20,722
Buildings	148,299	147,840
Leasehold improvements	6,642	5,509
Furniture and equipment	117,464	117,946

	292,767	292,017
Accumulated depreciation and amortization	(174,823)	(179,233)

Total	$117,944	$112,784

Certain branch facilities and equipment are leased under various operating leases. Total rental expense, including expenses related to these operating leases, was $3.8 million in 2004, $4.6 million in 2003 and $4.5 million in 2002. The reduction in total rental expense in 2004 was a result of the reclassification of data transmission costs from rental expense to telephone expense, in connection with a new services contract. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2004: $3.7 million in 2005, $3.3 million in 2006, $2.4 million in 2007, $1.7 million in 2008, $1.5 million in 2009, and $9.2 million after 2009.

Note 10. Deposits

A summary of deposits follows:

	December 31,
(in thousands)	2004	2003

Noninterest-bearing demand	$898,820	$882,429
Interest-bearing demand	1,150,332	1,360,756
Savings	1,638,295	1,239,178
Time deposits over $100,000	650,145	618,957
Other time deposits	962,168	1,340,947

Total	$5,299,760	$5,442,267

Excluded from total deposits are demand deposit account overdrafts, which have been reclassified as loans. At December 31, 2004 and 2003, these overdrafts totaled $5.1 million and $5.3 million, respectively. Time deposits over $100,000 with remaining maturities of one year or more are $207.7 million at December 31, 2004. The maturities of these time deposits are as follows: $76.1 million in 2006, $14.6 million in 2007, $45.2 million in 2008, $21.8 million in 2009 and $50.0 million after 2009.

Note 11. Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, other bank borrowings, and demand notes to the U.S. Treasury. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks which generally mature within ninety days.

Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2004	2003	2002

At December 31:
Balance	$671,660	$588,593	$223,289
Weighted average interest rate paid	2.19%	1.01%	1.29%
During the year:
Maximum outstanding at any month-end	$803,186	$664,065	$281,676
Daily average	645,066	445,383	195,983
Weighted average interest rate paid	1.39%	1.08%	1.51%

Citizens did not have any significant short-term borrowings with the FHLB in 2003 or 2002. Information relating to short-term FHLB borrowings in 2004 follows:

(in thousands)	2004

At December 31:
Balance	$25,000
Weighted average interest rate paid	2.41%
During the year:
Maximum outstanding at any month-end	$25,000
Daily average	1,025
Weighted average interest rate paid	2.41%

Citizens’ Holding Company maintains a short-term line of credit with three unaffiliated banks totaling $60 million. As of December 31, 2004, there was no outstanding balance. The credit facility will mature in August 2005 and is expected to renew at that time. The credit agreement requires Citizens to maintain certain financial covenants. Citizens is in full compliance with all debt covenants as of December 31, 2004.

Note 12. Long-Term Debt

A summary of long-term debt follows:

	December 31,
(in thousands)	2004	2003

Citizens (Parent only):
Subordinated debt:
Notes maturing February 2013	$123,948	$123,061
Deferrable interest debenture maturing June 2033	25,774	25,774
Subsidiaries:
Federal Home Loan Bank advances	800,161	787,930
Other borrowed funds	38	94

Total long-term debt	$949,921	$936,859

On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes maturing February 1, 2013. Citizens subsequently entered into an interest rate swap to hedge the interest rate risk on the subordinated debt. The carrying value of the subordinated notes has been adjusted to reflect the gain or loss attributable to the risk hedged. Issuance costs were capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, the subordinated debt qualifies as Tier 2 supplementary capital.

On June 26, 2003, Citizens issued approximately $25 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in the right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs were capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over five years as a component of interest expense. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities qualify as Tier 1 capital.

In August 2004, Citizens extinguished $235 million of FHLB advances maturing between July 2007 and February 2011. Subsequently, two new advances were issued: a $145 million amortizing advance with a 3.64% coupon that matures on August 11, 2008 and a $130 million amortizing advance with a 3.655% coupon that matures on November 10, 2008. Amortization on the $145 million advance begins in August 2006, and amortization on the $130 million advance begins in November 2006. Neither advance is subject to put, call, or conversion options.

Long-term advances from the FHLB are at fixed and variable rates ranging from 1.88% to 7.10% and mature from 2005 through 2021. The majority of the fixed rate FHLB advances are non-convertible with neither put nor call options. A portion of the advances may be converted to a floating rate at the option of the Federal Home Loan Bank. Interest is paid monthly. At December 31, 2004, $1.7 billion of residential commercial loans secured by real estate, $468 million of investment securities, and FHLB stock collateralized long-term advances from the FHLB. At December 31, 2003, $484 million of mortgage loans, $455 million of investment securities, and FHLB stock collateralized long-term advances from the FHLB. The increase in the amount of mortgage loans pledged as collateral at the FHLB in 2004 versus 2003 reflects the decision to increase available collateral during 2004 by using commercial real estate loans.

Maturities of long-term debt follows:

(in thousands)	Parent	Subsidiaries	Consolidated

2005	$—	$215,709	$215,709
2006	—	230,917	230,917
2007	—	190,769	190,769
2008	—	106,029	106,029
2009	—	1,493	1,493
Over 5 Years	149,722	55,282	205,004

Total	$149,722	$800,199	$949,921

Note 13. Employee Benefit Plans

Pension and Postretirement Benefits: Citizens maintains cash balance defined benefit pension plans covering the majority of its employees, and postretirement benefit plans for retirees that include health care benefits. Pension retirement benefits are based on the employee’s length of service and salary levels. Actuarially determined pension costs are charged to current operations. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to that allowable by federal tax regulations.

Citizens also maintains nonqualified supplemental benefit plans for certain key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens. As part of the third quarter 2002 restructuring initiatives, Citizens recognized a curtailment related to the termination of certain officers’ employment earlier than expected. The curtailment caused a charge of $891,870 for accelerated recognition of their prior service cost.

Effective January 1, 2002 the defined benefit plan for Citizens’ employees (CBC Plan) was amended to provide for a new cash balance pension benefit. Employees are eligible for early retirement at age 55 with at least 5 years service. Employees hired prior to January 1, 2002 will receive the greater of the benefit from the new formula or the old formula with the old formula continuing to run until December 31, 2006. The old formula is based, in part, on an employee’s final five-year average base pay. The defined benefit plan established for Citizens’ F&M employees in 2000 also provides for a cash balance pension benefit.

Citizens’ postretirement benefit plan, as amended, is available to full-time employees who retire at normal retirement age, were age 50 prior to January 1, 1993 and have at least 15 years of credited service under Citizens’ defined benefit pension plan. The medical portion of the plan is contributory to the participants. Those retired prior to January 1, 1993 receive benefits provided by the plan prior to its amendment. That plan included dental care, had some retiree contribution requirements, and had less restrictive eligibility requirements.

An actuarial measurement date of December 31 was utilized to determine the projected benefit obligations and fair value of plan assets as follows:

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2004	2003	2004	2003

Change in Benefit Obligation
Projected benefit obligation, beginning of year	$84,947	81,428	$18,754	$18,502
Service cost	4,249	4,124	8	11
Interest cost	5,171	5,095	999	1,161
Participant contribution	—	—	264	409
Actuarial (gains) losses	5,026	1,517	(1,431)	535
Plan amendments	—	116	—	—
Special termination benefits	—	31	—	—
Benefits paid	(8,035)	(7,364)	(1,502)	(1,864)

Projected benefit obligation, end of year	$91,358	$84,947	$17,092	$18,754

Accumulated benefit obligation, end of year	$89,122	$83,216	$17,092	$18,754

Change in Plan Assets
Fair value of plan assets, beginning of year	$85,040	$74,927	$—	$—
Actual return on plan assets	8,257	17,234	—	—
Employer contribution	1,676	243	1,238	1,455
Participant contribution	—	—	264	409
Expenses paid	—	—	—	—
Benefits paid	(8,035)	(7,364)	(1,502)	1,864)

Fair value of plan assets, end of year	$86,938	$85,040	$—	$—

Reconciliation of Funded Status
(Under)/Over funded	$(4,420)	$93	$(17,092)	$18,754)
Unrecognized:
Net transition asset - 16 yr amortization	(5)	(14)	—	—
Prior service cost (benefit)	1,485	1,678	(23)	28)
Net actuarial (gain) loss	17,953	14,849	2,452	3,899
Adjustment to recognize minimum liability	(168)	(314)	—	—

Net amount recognized in the consolidated balance sheets	$14,845	$16,292	$(14,663)	$14,883)

The components of net periodic benefit cost charged to operations each year for all plans follow:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Defined Benefit Pension Plans
Service cost	$4,250	$4,124	$3,893
Interest cost	5,172	5,095	5,095
Expected return on plan assets	(7,069)	(7,901)	(6,837)
Curtailment loss	—	—	892
Amortization of unrecognized:
Net transition asset	(10)	(10)	(18)
Prior service cost	194	222	728
Net actuarial gain (loss)	732	61	6

Net pension cost (income)	3,269	1,591	3,759

Postretirement Benefit Plans
Service cost	8	11	8
Interest cost	998	1,161	1,249
Amortization of unrecognized:
Prior service cost	(5)	(4)	(4)
Net actuarial loss	17	146	120

Net postretirement benefit cost	1,018	1,314	1,373

Defined contribution retirement and 401(k) plans
Employer contributions	3,158	3,033	3,271

Total periodic benefit cost	$7,445	$5,938	$8,403

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Postretirement
	Benefits		Benefits
December 31,	2004	2003	2004	2003

Assumptions used to compute projected benefit obligation
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase:			—	—
Cash balance defined benefit plans	(1)	(1)
Nonqualified supplemental benefit plans	6.00%	6.00%

Assumptions used to compute net benefit costs
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	8.75	9.25	—	—
Rate of compensation increase:			—	—
Cash balance defined benefit plans	(1)	(1)
Nonqualified supplemental benefit plans	6.00%	5.00%

(1) Scaled by age of plan participant - 9.0% at age 24 or under declining to 4.0% at age 50 or older.

At December 31, 2004, plan assets exceeded the accumulated plan benefits for all plans except the supplemental benefit plans. The projected benefit obligation and accumulated benefit obligation for these supplemental benefit plans were approximately $7.8 million and $7.1 million as of December 31, 2004 and December 31, 2003, respectively. Plan assets exceeded accumulated plan benefits for all plans except the supplemental benefit plans in 2003.

At December 31, 2004, the projected benefit payments for the defined benefit pension plans and the postretirement benefit plan totaled $5.6 million and $1.5 million in 2005, $6.1 million and $1.6 million in 2006, $5.9 million and $1.6 million in 2007, $6.7 million and $1.6 million in 2008, $7.3 million and $1.6 million in 2009, and $40.8 million and $7.3 million in the years 2010 through 2014, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. The strategy provides for a target mix of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The plans’ target asset allocation and the actual asset allocation at December 31, 2004 and 2003 are presented below.

	Target	Percentage of Plan Assets
December 31,	Allocation	2004	2003

Asset Category:
Equity securities	70%	71%	72%
Debt securities	29	26	27
Cash and Cash Equivalents	1	3	1

	100%	100%	100%

Currently, Citizens does not anticipate making a contribution to the defined benefit pension plans in 2005. Citizens will review the funding of its plans during 2005 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2005.

Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For postretirement health care benefit plans, Citizens assumed a 10.8% annual health care cost trend rate in 2004, declining to 5.0% by 2011 and remaining constant for all future years. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$71	$(63)
Effect on the postretirement benefit obligation	1,258	(1,124)

At this time, Citizens has elected not to recognize any savings due to the Medicare Prescription Drug Improvement and Modernization Act of 2003 as the final regulations were released in January 2005. However, Citizens will analyze and recognize any potential benefits of the Medicare prescription drug program once the impact can be reasonably determined.

Defined Contribution Savings and Retirement Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Under the plan, employee contributions are partially matched by Citizens. The employer matching contribution is 75 percent of the first 6% (100 percent of the first 3% plus 50 percent of the next 3%) of each eligible employee’s qualifying salary contributed to the plan. In addition, one third of the match is intended to be used by the employees for purposes of retiree medical expenses.

Note 14. Income Taxes

Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Current tax expense:
Federal	$18,721	$17,309	$3,676
State	241	341	371

Total current tax expense	18,962	17,650	4,047
Deferred tax expense (credit)	458	1,526	(5,110)

Total income tax expense (benefit)	$19,420	$19,176	$(1,063)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2004 and 2003 follow:

(in thousands)	2004	2003

Deffered tax assets:
Allowance for loan losses	$45,173	$45,901
Accrued postemployment benefits other than pensions	5,421	5,257
Deferred compensation	4,703	4,044
Accrued expenses	2,445	2,317
State net operating loss carryforwards, net of valuation allowance	2,080	2,219
Other deferred tax assets	341	475

Deferred tax assets	60,163	60,213

Deffered tax liabilities:
Pension	8,089	8,159
Acquisition premium on loans	5,170	7,136
Tax over book depreciation	4,570	3,513
Basis difference in FHLB stock	2,921	2,059
Purchase accounting adjustments	3,156	1,540
Net unrealized gains on securities	9,689	12,279
Other deferred tax liabilities	1,317	2,407

Deferred tax liabilities	34,912	37,093

Net deffered tax assets	$25,251	$23,120

A reconciliation of income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Tax at federal statutory rate applied to income before income taxes	$33,431	$29,794	$8,391
Increase (decrease) in taxes resulting from:
Tax-exempt income	(8,278)	(9,291)	(8,623)
Sale of Illinois Bank	(5,187)
Other	(546)	(1,327)	(831)

Total income tax expense	$19,420	$19,176	$(1,063)

Note 15. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Numerator:
Numerator for basic and dilutive earnings per share — net income available to common shareholders	$76,097	$65,951	$25,038

Denominator:
Denominator for basic earnings per share — weighted average shares	43,266	43,304	44,657
Effect of dilutive securities — potential conversion of employee stock options	497	305	420

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,763	43,609	45,077

Basic earnings per share	$1.76	$1.52	$0.56

Diluted earnings per share	$1.74	$1.51	$0.56

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share takes into consideration the pro forma dilution assuming all in-the-money outstanding stock options were exercised. The average price of Citizens’ stock for the period is used to determine the dilutive effect of outstanding stock options. See Note 16 for additional disclosures regarding employee stock options.

Note 16. Shareholders’ Equity

Rights Agreement: Citizens is a party to a Rights Agreement, dated May 23, 2000, designed to protect shareholders from unfair takeover offers by encouraging a potential buyer to negotiate with Citizens’ board prior to attempting a takeover. Owners of Citizens’ common shares have been granted rights under the Rights Agreement to purchase one one-thousandth of a share of Series B Preferred Stock at an exercise price of $65, subject to adjustment. The rights are not exercisable or separately tradable until after a public announcement that a person or group, without board approval, has acquired 15% or more of Citizens’ common shares or has commenced a tender offer to do so. If a person or group acquires 15% or more of the common shares, the rights (other than those held by the acquiror, which become void) become exercisable to purchase common shares having a fair value of $130 for $65, or the board may exchange one common share for each outstanding right (other than those held by the acquiror). If the acquiror merges Citizens into another entity, the rights become exercisable for common shares of the surviving entity having a fair value of $130 for $65. The rights are redeemable by the board at any time prior to May 23, 2010 for $.001 per right. The Rights Agreement may be amended by the board without shareholder or right holder approval at any time prior to the acquisition by a person or group of 15% or more of the common shares. The rights will cause substantial dilution to a person or group attempting to acquire Citizens without action by Citizens’ board to deactivate the rights.

Stock Repurchase Plans: Citizens purchased shares under two stock repurchase programs. The October 2001 program authorized Citizens to purchase up to 3,000,000 shares for treasury. During the year, a total of 254,600 shares were purchased under this plan at an average price of $31.52, completing this plan. An additional 3,000,000 shares were authorized for repurchase under a new plan, approved in October 2003. During the year, a total of 149,800 shares were purchased under this plan at an average price of $32.98. The repurchased shares have been accorded the accounting treatment as if retired.

Stock Option Plan: Citizens’ Stock Compensation plan, effective January 18, 2002 and approved by shareholders on April 16, 2002, authorizes the granting of incentive and nonqualified stock options, restricted stock, restricted stock units and performance awards to employees and non-employee directors at any time prior to January 18, 2012. Aggregate grants under the plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. The plan replaces the option plan for key employees that expired January 16, 2002 and the Stock Option Plan for Directors, which was terminated.

Options granted to employees expire ten years from the date of grant. Options granted before the fourth quarter of 2002 are vested five years from the grant date, but may vest sooner based on Citizens’ achievement of certain earnings per share targets. For options granted after the third quarter of 2002, the vesting is 20% on each of the first five grant date anniversaries. At December 31, 2004, options outstanding under the plan to employees (including those issued under the expired plan) totaled 4,042,317 shares of which 1,599,104 shares are currently vested and exercisable. Canceled or expired options become available for future grants.

A total of 24,750 shares of options were granted to non-employee directors in 2004. The options vest 20% on each of the first five grant date anniversaries and expire ten years from the date of grant. Options issued to directors before 2003 have a term of 5 years and are fully vested. As of December 31, 2004, there were 96,458 shares of options outstanding, including those issued under the previous plan.

Other Stock Options: On May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the key employee stock option plan. Each full-time employee received 200 shares and each part-time employee received 100 shares. The $16.66 exercise price of the grant was the market price of Citizens’ stock on the grant date. The options became exercisable on May 18, 2003 and expire ten years from the date of grant. A total of 550,700 shares were granted of which 103,400 shares were outstanding as of December 31, 2004.

Citizens has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized by Citizens because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Statement 123 requires certain pro forma disclosures regarding net income and earnings per share as if Citizens had accounted for its stock options under the fair value method of that statement. The following table provides these disclosures along with significant assumptions used to estimate the fair value of these options:

	2004	2003	2002

Pro forma amounts:
Net income (in thousands)	$73,242	$63,690	$22,637
Net income per share:
Basic	1.69	1.47	0.51
Diluted	1.67	1.46	0.50
Weighted-average assumptions:
Dividend yield	3.5%	3.5%	3.5%
Expected volatility	28.0%	28.0%	28.0%
Risk-free interest rate	3.78%	2.64%	4.18%
Expected lives	5 yrs.	5 yrs.	5 yrs.

The weighted average fair values of stock options granted during 2004, 2003 and 2002 were $6.34, $5.02 and $6.75, respectively.

A summary of stock option transactions under the plans for 2004, 2003 and 2002 follows:

	Options		Option Price
	Available		Per Share
	for Grant	Outstanding	Range	Average

January 1, 2002	285,515	3,042,873	11.75-36.31	22.94
Old Plans Expired or Terminated	(285,515)	—	—	—
New Plan Authorized	7,000,000	—	—	—
Granted	(901,200)	901,200	25.11-33.41	30.85
Restricted Stock Granted	(25,000)	—	—	—
Exercised	—	(327,629)	11.77-30.50	20.13
Canceled	24,500	(182,277)	16.66-36.31	23.08

December 31, 2002	6,098,300	3,434,167	11.75-36.31	25.28
Granted	(1,255,200)	1,255,200	23.10-33.66	26.27
Restricted Stock Granted	(8,862)	—	—	—
Exercised	—	(341,485)	11.75-30.50	18.55
Canceled	49,200	(174,654)	16.66-36.31	25.90

December 31, 2003	4,883,438	4,173,228	$15.10-35.63	$26.10

Granted	(741,771)	741,771	29.06-34.56	30.16
Restricted Stock Granted	(3,666)	—	—	—
Exercised	—	(397,994)	15.10-32.60	20.75
Canceled	140,480	(274,830)	16.66-35.63	27.26

December 31, 2004	4,278,481	4,242,175	$15.28-35.63	$27.24

The following table summarizes information on stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Amount	Life	Price	Amount	Price

$15.28-22.06	606,435	4.5 years	$17.68	314,773	$18.62
22.07 - 28.85	1,748,736	7.6	25.76	377,926	25.68
28.86 - 35.64	1,887,004	7.0	31.67	1,061,513	32.83

$15.28-35.64	4,242,175	6.9	27.24	1,754,212	28.74

Note 17. Commitments, Contingent Liabilities and Guarantees

Commitments: The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 90 days and unused lines of credit are reviewed at least annually. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods, and generally expire within one year. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on management’s assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and letters of credit follow:

	December 31,
(in thousands)	2004	2003

Loan commitments and letters of credit:
Commitments to extend credit	$1,769,968	$1,593,426
Standby letters of credit	47,554	48,868
Commercial letters of credit	207,460	183,665

	$2,024,982	$1,825,959

Commitments outstanding to extend home equity credit lines totaled $440.0 million and $379.8 million at December 31, 2004 and December 31, 2003, respectively. Also, at December 31, 2003 there were $45.8 million of credit card commitments outstanding. Due to the sale of the credit card portfolio in 2004 there were no credit card commitments outstanding at December 31, 2004.

Contingent Liabilities: Citizens and its subsidiaries are parties to litigation arising in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from these proceedings would not have a material effect on Citizens’ consolidated financial position or results of operations.

Contingent Guarantees: Citizens has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. At December 31, 2004, Citizens had issued approximately $41.4 million of financial standby letters of credit and $6.2 million of performance standby letters of credit. The same amounts at December 31, 2003 were $42.1 million and $6.8 million, respectively.

Change in Control Agreements: The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, three times his or her base compensation plus the greater of the target bonus established for the year or the highest bonus paid to the executive in the last three years. Additionally, subject to certain conditions, the executive’s insurance benefits will continue three full years after the termination and all long-term incentive awards will immediately vest.

Note 18. Derivatives and Hedging Activities

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively referred to as “SFAS 133”) establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. The ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings.

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

Derivative Financial Instruments:	December 31,		December 31,
	2004		2003
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed swaps	$185,000	$(1,134)	$190,000	$(1,291)
Pay fixed swaps	104,000	693	—	—
Customer initiated swaps and corresponding offsets	142,674	—	—	—
Interest rate lock commitments	17,165	108	14,683	109
Forward mortgage loan contracts	58,000	(68)	29,000	(161)

Total	$506,839	$(401)	$233,683	$(1,343)

Derivative Classifications and Hedging Relationships:	December 31,		December 31,
	2004		2003
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging commercial loans	$—	$—	$25,000	$339
Hedging repurchase agreements	104,000	693	—	—

Derivatives Designated as Fair Value Hedges:
Hedging time deposits	60,000	(456)	40,000	(100)
Hedging long-term debt	125,000	(678)	125,000	(1,530)

Derivatives Not Designated as Hedges:
Customer initiated swaps and corresponding offsets	142,674	—	—	—

Total	$431,674	$(441)	$190,000	$(1,291)

At December 31, 2004, Citizens had outstanding $289 million of interest rate swap agreements with an average receive rate of 4.48% and pay rate of 3.18%. At December 31, 2003, Citizens had outstanding $190 million of interest rate swap agreements with an average receive rate of 4.78% and pay rate of 1.62%. Interest rate lock commitments on mortgages held for sale were approximately $17.2 million at December 31, 2004 and $14.7 million at December 31, 2003. Citizens also had outstanding mandatory forward commitments to sell $58 million of residential mortgage loans at December 31, 2004, which hedged the year end balance of mortgage loans held for sale. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2005 with no material gain or loss. At December 31, 2003, outstanding forward commitments to sell mortgage loans were approximately $29 million. Citizens’ policy to hedge its market rate risk with mandatory forward commitments has been highly effective and has not generated any material gains or losses.

Note 19. Fair Values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosure About Fair Value of Financial Instruments”. Where quoted market prices are not available, as is the case for a significant portion of Citizens’ financial instruments, the fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates presented herein cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts Citizens could realize in a current market exchange.

In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, net deferred tax asset, premises and equipment, goodwill and deposit based intangibles. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can also have a significant effect on estimated fair values and have not been considered in the estimates. Accordingly, the aggregate fair value should not be considered an indication of the value of Citizens.

The estimated fair values of Citizens’ financial instruments follow:

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and money market investments	$155.2	$155.2	$184.6	$184.6
Securities	1,868.6	1,869.3	1,985.1	1,985.1
Mortgage loans held for sale	28.0	28.1	42.6	42.5
Net loans	5,271.2	5,377.5	5,124.3	5,268.1
Cash surrender value of life insurance policies	82.6	82.6	80.5	80.5
Accrued interest receivable	35.5	35.5	35.7	35.7
Financial liabilities:
Deposits	5,299.8	5,292.3	5,442.3	5,457.7
Short-term borrowings	724.8	724.7	631.7	632.0
Long-term debt	949.9	959.0	936.9	947.5
Accrued interest payable	10.5	10.5	10.9	10.9
Off-balance sheet financial instrument liabilities:
Loan commitments to extend credit	—	0.8	—	0.8
Standby and commercial letters of credit	—	0.1	—	0.1
Interest rate swap agreements	—	(0.4)	—	(1.3)
Interest rate lock commitments	—	(0.0)	—	0.1
Forward commitments to sell mortgage loans	—	(0.1)	—	(0.2)

Carrying value approximates fair value for cash, money market investments, accrued interest, and the cash surrender value of life insurance policies. Fair value estimates for other financial instruments are set forth below:

Investment Securities Available for Sale and Held to Maturity: The carrying amounts reported in the balance sheet for investment securities classified as available for sale approximate those assets’ fair values. SFAS 115 requires securities carried in the available for sale category to be carried at fair value — see Note 5. The carrying amount for investment securities classified as held to maturity are amortized costs. The fair values of both available for sale and held to maturity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Mortgage Loans Held For Sale: Fair values are based on quoted market prices, determined by the current market values of similar loans — see Net Loans below.

Net Loans: Fair value for the performing loan portfolio is estimated using discounted cash flow analysis reflecting repricing terms and assumptions for prepayment speeds where applicable. Discount rates are based on interest rates currently being offered for loans with similar terms and credit quality. Fair values for nonperforming loans are estimated after giving consideration to credit risk and estimated cash flows and discount rates based on available market and specific borrower information.

Deposit Liabilities: Under SFAS 107, the fair value of demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates.

Short-Term Borrowings: The carrying amounts of federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings approximate their fair values.

Long-Term Debt: The fair value of long-term debt is estimated using a combination of discounted cash flow analyses based on Citizens current incremental wholesale guaranty rates and quoted market prices.

Loan Commitments and Letters Of Credit: The fair value of loan commitments and letter of credit guarantees is based on an estimate of the difference between fees currently charged to enter into similar agreements and fees paid to reduce or eliminate exposure to those agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Interest Rate Swap Agreements: Fair values are based on the estimated amount Citizens would receive or pay to terminate the swap agreements, taking into account the current interest rates and creditworthiness of the swap counterparties.

Interest Rate Lock Commitments and Forward Commitments to Sell Mortgages: The estimated fair values are based on quoted market prices.

Note 20. Lines of Business

The financial performance of Citizens is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the businesses. The development and application of these methodologies is a dynamic process. Accordingly, these measurement tools and assumptions may be revised periodically to reflect methodological, product, and/or management organizational changes. Further, these policies measure financial results that support the strategic objectives and internal organizational structure of Citizens. Consequently, the information presented is not necessarily comparable with similar information for other institutions.

A description of each business line, selected financial performance and the methodologies used to measure financial performance are presented below.

•	Commercial Banking — Commercial Banking provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Products and services offered include commercial loans (including term loans, revolving credit arrangements, and inventory and accounts receivable financing), commercial mortgages, letters of credit, small business loans, deposit accounts, treasury management and international trade services. Real estate construction lending and international banking services are also available. Noncredit services for commercial customers include advice and assistance in the placement of securities, corporate cash management, and financial planning.

•	Consumer Banking - Consumer Banking includes consumer lending and deposit gathering, branch banking, electronic banking and residential mortgage loan origination and servicing. This line of business offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Consumer loans are composed of automobile, personal, marine, and recreational vehicle loans. Deposit products include checking, savings, money market accounts, and certificates of deposit.

•	Wealth Management - Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The Other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in this category are the Holding Company; Citizens’ Treasury unit, including the securities portfolio, wholesale funding and asset liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.

The accounting policies of the individual business units are the same as those of Citizens described in Note 1 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Commercial, Consumer and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ Treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. Selected segment information is included in the following table.

Line of Business Information
	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary - 2004
Net interest income (taxable equivalent)	$117,547	$151,418	$812	$18,942	$288,719
Provision for loan losses	7,217	13,884	(7)	—	21,094

Net interest income after provision	110,330	137,534	819	18,942	267,625
Noninterest income	13,873	51,249	23,247	15,682	104,051
Noninterest expense	69,106	129,223	21,418	43,020	262,767

Income before income taxes	55,097	59,560	2,648	(8,396)	108,909
Income tax expense (taxable equivalent)	19,406	20,838	947	(8,379)	32,812

Net income	$35,691	$38,722	$1,701	$(17)	$76,097

Average assets (in millions)	$2,801	$2,486	$19	$2,379	$7,685

Earnings Summary - 2003
Net interest income (taxable equivalent)	$123,976	$153,751	$312	$21,727	$299,766
Provision for loan losses	47,347	15,616	(1)	—	62,962

Net interest income after provision	76,629	138,135	313	21,727	236,804
Noninterest income	14,893	53,364	22,086	4,476	94,819
Noninterest expense	67,049	133,138	21,375	11,426	232,988

Income before income taxes	24,473	58,361	1,024	14,777	98,635
Income tax expense (taxable equivalent)	10,265	20,734	398	1,287	32,684

Net income	$14,208	$37,627	$626	$13,490	$65,951

Average assets (in millions)	$3,036	$2,415	$8	$2,235	$7,694

Earnings Summary - 2002
Net interest income (taxable equivalent)	$144,896	$154,072	$379	$16,905	$316,252
Provision for loan losses	106,562	13,638	—	—	120,200

Net interest income after provision	38,334	140,434	379	16,905	196,052
Noninterest income	17,200	58,363	23,626	2,587	101,776
Noninterest expense	73,615	143,565	17,361	24,842	259,383

Income (loss) before income taxes	(18,081)	55,232	6,644	(5,350)	38,445
Income tax expense (benefit) (taxable equivalent)	(6,328)	19,348	2,308	(1,921)	13,407

Net income (loss)	$(11,753)	$35,884	$4,336	$(3,429)	$25,038

Average assets (in millions)	$3,291	$2,673	$3	$1,602	$7,569

Note 21. Regulatory Matters

Citizens banking subsidiaries are required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2004 and 2003, the average reserve balances were $40.5 million and $41.1 million, respectively.

The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group and on dividends that can be paid to the Holding Company. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined. Unless prior regulatory approval is obtained, dividends declared in any calendar year may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years. As of January 1, 2005, the banking subsidiaries are able to distribute dividends of $64.0 million without prior regulatory approval. During 2005, net income of the banking subsidiaries will also become available for such dividends.

The banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that the banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2004 that management believes would cause Citizens to fall below the well-capitalized level.

Risk Based Capital Requirements						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(in thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio

Citizens Banking Corporation
As of December 31, 2004:
Total Capital to risk weighted assets (1)	$792,636	13.3%	$475,972	≥	8.0%	$594,965	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	592,640	10.0	237,986	≥	4.0	356,979	≥	6.0
Tier 1 Leverage (2)	592,640	7.8	302,481	≥	4.0	378,101	≥	5.0
As of December 31, 2003:
Total Capital to risk weighted assets (1)	$763,779	13.2%	$466,052	≥	8.0%	$582,565	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	565,958	9.8	233,026	≥	4.0	349,539	≥	6.0
Tier 1 Leverage (2)	565,958	7.5	303,771	≥	4.0	379,714	≥	5.0
Citizens Bank
As of December 31, 2004:
Total Capital to risk weighted assets (1)	$480,968	10.5%	$367,485	≥	8.0%	$459,357	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	423,318	9.2	183,743	≥	4.0	275,614	≥	6.0
Tier 1 Leverage (2)	423,318	7.5	225,975	≥	4.0	282,469	≥	5.0
As of December 31, 2003:
Total Capital to risk weighted assets (1)	$470,505	11.3%	$335,669	≥	8.0%	$419,586	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	418,057	10.0	167,834	≥	4.0	251,752	≥	6.0
Tier 1 Leverage (2)	418,057	7.7	215,918	≥	4.0	269,897	≥	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital consists of total equity and trust preferred securities less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.

(2)	Tier 1 Capital to quarterly average assets

Note 22. Citizens Banking Corporation (Parent Only) Statements

Balance Sheets
Citizens Banking Corporation (Parent Only)
	December 31,
(in thousands)	2004	2003

Assets
Cash	$5	$5
Money market investments	65,436	48,664
Investment securities	113	101
Investment in subsidiaries - principally banks	734,195	733,365
Goodwill - net	—	258
Other assets	10,985	6,966

Total assets	$810,734	$789,359

Liabilities and Shareholders’ Equity
Long-term debt	$149,723	$148,835
Other liabilities	6,709	5,362

Total liabilities	156,432	154,197
Shareholders’ equity	654,302	635,162

Total liabilities and shareholders’ equity	$810,734	$789,359

Statements of Income
Citizens Banking Corporation (Parent Only)
	Year Ended December 31,
(in thousands)	2004	2003	2002

Income
Dividends from subsidiaries - principally banks	$49,000	$24,000	$90,500
Interest from bank subsidiary	767	540	—
Service fees from bank subsidiaries	11,076	10,520	10,887
Gain on sale of Illinois subsidiary	11,650	—	—
Other	1,018	771	703

Total	73,511	35,831	102,090

Expenses
Interest	5,056	4,054	710
Salaries and employee benefits	12,443	12,104	14,352
Service fees paid to bank subsidiaries	2,782	2,883	1,168
Special charge	—	—	1,434
Other noninterest expense	1,976	1,717	3,042

Total	22,257	20,758	20,706

Income before income taxes and equity in undistributed earnings of subsidiaries	51,254	15,073	81,384
Income tax benefit (provision)	4,977	4,508	3,465
Equity in undistributed (dividends in excess of) earnings of subsidiaries	19,866	46,370	(59,811)

Net Income	$76,097	$65,951	$25,038

Statements of Cash Flows
Citizens Banking Corporation (Parent Only)
	Year Ended December 31,
(in thousands)	2004	2003	2002

Operating Activities
Net income	$76,097	$65,951	$25,038
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Illinois subsidiary	(11,650)	—	—
Amortization of stock-based compensation expense	193	350	267
Stock-based compensation	—	200	—
Recognition of stock-based compensation expense	272	—	—
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(19,866)	(46,370)	59,811
Other	(545)	(5,538)	9,474

Net cash provided by operating activities	44,501	14,593	94,590

Investing Activities
Net (increase) decrease in money market investments	(16,772)	(45,498)	(197)
Proceeds from sales and maturities of investment securities	4	5	—
Proceeds from sale of Illinois bank	26,250	—	—
Investments in and advances to subsidiaries	—	(25,000)	—

Net cash provided (used) by investing activities	9,482	(70,493)	(197)

Financing Activities
Principal reductions in short-term borrowings	—	(30,000)	—
Proceeds from long-term borrowings	—	150,365	—
Cash dividends paid	(49,286)	(49,476)	(50,659)
Proceeds from stock options exercised	8,267	6,334	6,562
Shares acquired for retirement	(12,964)	(21,323)	(50,296)

Net cash used by financing activities	(53,983)	55,900	(94,393)

Net increase in cash	—	—	—
Cash at beginning of year	5	5	5

Cash at end of year	$5	$5	$5

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens Banking Corporation

We have audited the accompanying consolidated balance sheets of Citizens Banking Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Banking Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Banking Corporation internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Detroit, Michigan
March 15, 2005

SELECTED QUARTERLY INFORMATION

Table 14 below sets forth selected quarterly financial information for each calendar quarter during 2004 and 2003.

Table 14. Selected Quarterly Information

(in thousands except,	2004				2003
per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$97,170	$96,029	$95,375	$94,394	$97,398	$99,687	$104,683	$104,209
Interest expense	28,690	26,728	26,157	26,066	26,720	28,533	31,763	32,703
Net interest income	68,480	69,301	69,218	68,328	70,678	71,154	72,920	71,506
Provision for loan losses (1)	4,609	4,985	4,500	7,000	8,020	10,300	25,650	18,992
Noninterest income before securities gains (2)	23,644	34,548	24,856	22,512	21,629	25,012	24,836	23,239
Investment securities gains (losses)	10	534	(2,053)	—	2	42	11	48
Noninterest expense (3)	61,117	78,973	62,143	60,534	60,446	59,600	56,361	56,581
Net income (loss)	20,286	19,646	18,722	17,443	18,074	19,605	13,214	15,058
Per Share of Common Stock
Net income (loss):
Basic	0.47	0.46	0.43	0.40	0.42	0.45	0.30	0.35
Diluted	0.46	0.45	0.43	0.40	0.41	0.45	0.30	0.34
Cash dividends declared	0.285	0.285	0.285	0.285	0.285	0.285	0.285	0.285
Market value:(4)
High	35.43	33.36	33.99	34.00	34.26	28.01	28.17	26.05
Low	32.01	29.42	28.31	31.55	26.41	24.77	21.72	23.58
Close	34.35	32.57	31.05	32.63	32.72	26.41	27.01	23.62

(1)	Provision for loan losses includes, in the second quarter of 2003, an additional provision expense of $18.5 million as a result of risk rating downgrades in the commercial loan portfolio, and in the first quarter of 2003, a charge-off of one large commercial credit of $11.5 million.

(2)	Noninterest income includes, in the third quarter of 2004, a gain of $11.7 million on the sale of the Illinois bank subsidiary.

(3)	Noninterest expense includes, in the third quarter of 2004, a prepayment penalty of $18.0 million on the prepayment of FHLB debt.

(4)	Citizens Banking Corporation common stock is traded on the National Market tier of the Nasdaq stock market (trading symbol: CBCF). At December 31, 2004, there were approximately 14,847 shareholders of the Corporation’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Citizens in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, Citizens performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Report on Management’s Assessment of Internal Control over Financial Reporting
The management of Citizens Banking Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer and effected by the Corporation’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and the directors of the Corporation; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As of December 31, 2004, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2004.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Charles D. Christy	William R. Hartman
Executive Vice President and Chief Financial Officer	Chairman, President and Chief Executive Officer

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens Banking Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Banking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Citizens Banking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (US), the consolidated balance sheets of Citizens Banking Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Citizens Banking Corporation and subsidiaries and our report dated March 15, 2004, expressed an unqualified opinion thereon.

Detroit, Michigan
March 15, 2004

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions “Election of Directors” (excluding the information under the headings “Report of the Audit Committee” and “Compensation of Directors”), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals and Nominees – Shareholder Communications with the Board of Directors” in Citizens’ proxy statement for its annual meeting of shareholders to be held May 17, 2005 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears under the caption “Compensation of Directors,” and under the caption “Executive Compensation” (excluding the information under the heading “Shareholder Return”) of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Proxy Statement, and is incorporated herein by reference. In addition, the information under the caption “Equity Compensation Plan Information” under Item 5 of this Report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption “Executive Compensation – Compensation Committee Interlocks and Certain Transactions and Relationships” of the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears under the caption “Independent Certified Public Accountants” of the Proxy Statement, and is incorporated herein by reference

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:
The following Consolidated Financial Statements of Citizens and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Information
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

2. Financial Statement Schedules:
All schedules are omitted — see Item 15(c) below.

3. Exhibits:
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANKING CORPORATION
(Registrant)

by /s/ William R. Hartman	Date: March 9, 2005

William R. Hartman Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Charles D. Christy	Executive Vice President and	March 9, 2005
Chief Financial Officer
Charles D. Christy	(Principal Financial Officer and Interim Principal Accounting Officer)

/s/ William R. Hartman	Chairman of the Board, President,	March 9, 2005
Chief Executive Officer, and Director
William R. Hartman

/s/ Edward P. Abbott	Director	March 9, 2005

Edward P. Abbott

/s/Lizabeth A. Ardisana	Director	March 9, 2005

Lizabeth A. Ardisana

/s/ Jonathan E. Burroughs II	Director	March 9, 2005

Jonathan E. Burroughs II

/s/ Joseph P. Day	Director	March 9, 2005

Joseph P. Day

/s/ Richard J. Dolinski	Director	March 9, 2005

Richard J. Dolinski

/s/ Lawrence O. Erickson	Director	March 9, 2005

Lawrence O. Erickson

/s/ Benjamin W. Laird	Director	March 9, 2005

Benjamin W. Laird

SIGNATURES (continued)

Signature	Capacity	Date
/s/ Stephen J. Lazaroff	Director	March 9, 2005

Stephen J. Lazaroff

/s/ William C. Shedd	Director	March 9, 2005

William C. Shedd

/s/ Kendall B. Williams	Director	March 9, 2005

Kendall B. Williams

/s/ James L. Wolohan	Director	March 9, 2005

James L. Wolohan

EXHIBIT INDEX

The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 000-10535.

Exhibit
No.	Exhibit
2.1
Stock Purchase Agreement by and between Metropolitan Bank Group, Inc., and Citizens Banking Corporation, Parent of Citizens Bank – Illinois, National Association, dated as of April 2, 2004 and Amendment No. 1 thereto, dated August 4, 2004 (incorporated by reference from Exhibit 2.1 of Citizens’ 2004 Second Quarter Report on Form 10-Q).

3.1	Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of Citizens’ 2002 Second Quarter Report on Form 10-Q).

3.2	Amended and Restated Bylaws dated March 28, 2003 (incorporated by reference from Exhibit 3.2 of Citizens’ December 31, 2002 Annual Report on Form 10-K).

4.1	Rights Agreement, dated May 23, 2000, between Citizens and Citizens Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 8, 2000).

4.2
Indenture, dated as of January 27, 2003 among Citizens Banking Corporation and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to Citizens Banking Corporation’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

4.3
Registration Rights Agreement, dated as of January 27, 2003 among Citizens Banking Corporation and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (filed as Exhibit 4.2 to Citizens Banking Corporation’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (incorporated by reference from Exhibit 4.1 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.1*	Citizens Banking Corporation Second Amended Stock Option Plan (incorporated by reference from Exhibit 4 of Citizens’ registration statement on Form S-8 filed May 5, 1992, Registration No. 33-47686).

10.2*	Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10(r) of Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10.2 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*	Citizens Banking Corporation All-Employee Stock Option Plan (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed June 26, 2000, Registration No. 333-40100).

10.5*	Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed July 21, 1995, Registration No. 33-61197).

10.6*	First Amendment to Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 10.3 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from exhibit 10.13 of Citizens’ 2001 Annual Report on Form 10-K).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.8*
Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to “F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan” and “F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors” (incorporated by reference to Form S-8 filed December 22, 1999, file number 333-86569).

10.9*
Citizens Banking Corporation Amended and Restated Section 401(k) Plan (incorporated by reference from Exhibit 99.1 of Citizens’ registration statement on Form S-8 filed August 2, 1996 – Registration No. 333-09455).

10.11*	Citizens Banking Corporation Amended and Restated Director’s Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 of Citizens’ 2002 Annual Report on Form 10-K).

10.12*
Amended and Restated Change in Control Agreement, dated as of November 28, 2000, by and between Citizens and Wayne G. Schaeffer (incorporated by reference from Exhibit 10.17 of Citizens’ 2000 Annual Report on Form 10-K).

10.13
Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Banking Corporation, as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (incorporated by reference from Exhibit 10.1 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14
Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (incorporated by reference from Exhibit 10.2 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15
Guarantee Agreement dated as of June 26, 2003 by and between Citizens Banking Corporation and U.S. Bank National Association (incorporated by reference from Exhibit 10.3 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.16*
Amended and Restated Employment Agreement by and between Citizens and William R. Hartman dated as of May 29, 2003 (incorporated by reference from Exhibit 10.4 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.17*	Form of Change in Control Agreement by and between Citizens and certain executive officers (incorporated by reference from Exhibit 10.17 of Citizens’ 2003 Annual Report on Form 10-K).

10.18*	Change in Control Agreement, dated as of April 7, 2003, by and between Citizens and Randall J. Peterson (incorporated by reference from Exhibit 10.18 of Citizens’ 2003 Annual Report on Form 10-K).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.19*	Citizens Banking Corporation Management Incentive Plan, amended and restated as of January 1, 2004 (incorporated by reference from Exhibit 10.19 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.20*
Form of Nonqualified Stock Option Agreement for Nonemployee Directors under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.20 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*
Form of Nonqualified Stock Option Agreement for Employees under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.21 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.22 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

* Current management contracts or compensatory plans or arrangements.