Form 10-Q
period 2005-03-31
CITIZENS BANKING CORP
filed 2005-05-09
CIK 351077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ___________________

Commission file Number 000-10535

                          CITIZENS BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                         38-2378932
----------------------------------------                     ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   328 S. Saginaw St., Flint, Michigan                              48502
----------------------------------------                     ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 29, 2005
--------------------------                         -----------------------------
Common Stock, No Par Value                               43,174,192 Shares

                          CITIZENS BANKING CORPORATION
                               Index to Form 10-Q

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements.................................        3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................       14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk........       31

     Item 4 - Controls and Procedures...........................................       31

PART II - OTHER INFORMATION

     Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds........       32

     Item 6 -Exhibits...........................................................       32

SIGNATURES......................................................................       33

EXHIBIT INDEX...................................................................       34

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                 MARCH 31,   December 31,   March 31,
(in thousands)                                                                     2005         2004          2004
-----------------------------------------------------------------------------  -----------   -----------   -----------
                                                                               (Unaudited)    (Note 1)     (Unaudited)
ASSETS
       Cash and due from banks                                                 $   145,707   $   153,474   $   156,220
       Interest-bearing deposits with banks                                          1,596         1,769         1,253
       Investment Securities:
         Available-for-sale:
              U.S. Treasury and federal agency securities                        1,377,766     1,348,199     1,500,376
              State and municipal securities                                       386,515       395,878       432,869
              Other securities                                                      68,983        70,447        76,065
           Held-to-maturity:
               State and municipal securities (fair value of $58,622, $54,749
                   and $30,172, respectively)                                       58,942        54,035        30,104
                                                                               -----------   -----------   -----------
                  Total investment securities                                    1,892,206     1,868,559     2,039,414
       Mortgage loans held for sale                                                 34,627        28,038        33,155
       Loans:
           Commercial                                                            1,626,541     1,633,698     1,615,758
           Commercial real estate                                                1,313,825     1,255,913     1,280,672
           Residential mortgage loans                                              495,953       508,234       479,563
           Direct consumer                                                       1,173,234     1,169,618     1,084,277
           Indirect consumer                                                       820,289       825,902       743,691
                                                                               -----------   -----------   -----------
                  Total loans                                                    5,429,842     5,393,365     5,203,961
           Less: Allowance for loan losses                                        (120,945)     (122,184)     (123,703)
                                                                               -----------   -----------   -----------
                  Net loans                                                      5,308,897     5,271,181     5,080,258
       Premises and equipment                                                      121,107       117,944       116,531
       Goodwill                                                                     54,527        54,527        54,785
       Other intangible assets                                                      13,307        14,033        16,207
       Bank owned life insurance                                                    83,072        82,613        80,896
       Other assets                                                                121,690       113,895       113,702
                                                                               -----------   -----------   -----------
                  TOTAL ASSETS                                                 $ 7,776,736   $ 7,706,033   $ 7,692,421
                                                                               ===========   ===========   ===========

LIABILITIES
       Noninterest-bearing deposits                                            $   891,849   $   898,820   $   891,342
       Interest-bearing demand deposits                                          1,106,744     1,150,332     1,332,396
       Savings deposits                                                          1,578,058     1,638,295     1,334,244
       Time deposits                                                             1,712,883     1,612,313     1,902,950
                                                                               -----------   -----------   -----------
                  Total deposits                                                 5,289,534     5,299,760     5,460,932
       Federal funds purchased and securities sold
       under agreements to repurchase                                              853,926       671,660       542,206
       Other short-term borrowings                                                   6,157        53,114        17,169
       Other liabilities                                                            79,656        77,276        76,843
       Long-term debt                                                              901,875       949,921       941,089
                                                                               -----------   -----------   -----------
                  Total liabilities                                              7,131,148     7,051,731     7,038,239
SHAREHOLDERS' EQUITY
       Preferred stock - no par value                                                  ---           ---           ---
       Common  stock - no par value                                                 94,966        97,180       100,982
       Retained earnings                                                           546,882       539,128       517,143
       Accumulated other comprehensive income                                        3,740        17,994        36,057
                                                                               -----------   -----------   -----------
                  Total shareholders' equity                                       645,588       654,302       654,182
                                                                               -----------   -----------   -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 7,776,736   $ 7,706,033   $ 7,692,421
                                                                               ===========   ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                        Three Months Ended
                                                             March 31,
(in thousands, except per share amounts)                   2005      2004
-------------------------------------------------------  -------    -------
INTEREST INCOME
  Interest and fees on loans                             $79,272    $73,706
  Interest and dividends on investment securities:
    Taxable                                               14,688     15,442
    Tax-exempt                                             5,197      5,244
  Money market investments                                     9          2
                                                         -------    -------
    Total interest income                                 99,166     94,394
                                                         -------    -------

INTEREST EXPENSE
  Deposits                                                18,071     16,451
  Short-term borrowings                                    4,441      1,272
  Long-term debt                                           8,421      8,343
                                                         -------    -------
    Total interest expense                                30,933     26,066
                                                         -------    -------
NET INTEREST INCOME                                       68,233     68,328
Provision for loan losses                                  3,000      7,000
                                                         -------    -------
    Net interest income after provision for loan losses   65,233     61,328
                                                         -------    -------

NONINTEREST INCOME
  Service charges on deposit accounts                      8,287      8,042
  Trust fees                                               4,412      4,310
  Mortgage and other loan income                           2,360      2,256
  Brokerage and investment fees                            1,599      1,782
  Bankcard fees                                              840        783
  Other                                                    4,957      5,339
                                                         -------    -------
   Total fees and other income                            22,455     22,512
Investment securities gains                                    6        ---
                                                         -------    -------
    Total noninterest income                              22,461     22,512

NONINTEREST EXPENSE
  Salaries and employee benefits                          33,351     31,939
  Occupancy                                                5,560      5,342
  Professional services                                    4,199      3,928
  Equipment                                                3,301      3,642
  Data processing services                                 3,369      3,646
  Advertising and public relations                         1,746      2,145
  Postage and delivery                                     1,590      1,556
  Telephone                                                1,441      1,534
  Other loan fees                                            375      1,129
  Stationery and supplies                                    919        842
  Intangible asset amortization                              725        725
  Other                                                    4,025      4,106
                                                         -------    -------
    Total noninterest expense                             60,601     60,534
                                                         -------    -------
INCOME BEFORE INCOME TAXES                                27,093     23,306
Income tax provision                                       7,013      5,863
                                                         -------    -------
NET INCOME                                               $20,080    $17,443
                                                         =======    =======

NET INCOME PER SHARE:
  Basic                                                  $  0.46    $  0.40
  Diluted                                                   0.46       0.40
CASH DIVIDENDS DECLARED PER SHARE                          0.285      0.285

AVERAGE SHARES OUTSTANDING:
  Basic                                                   43,224     43,315
  Diluted                                                 43,646     43,860

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                                        Accumulated
                                                                                           Other
                                                                  Common     Retained  Comprehensive
(in thousands, except per share amounts)                           Stock     Earnings  Income (Loss)    Total
---------------------------------------------------------------  ---------  ---------  -------------  ---------
BALANCE - MARCH 31, 2004                                         $100,982   $517,143   $     36,057   $654,182
 Comprehensive income:
  Net income                                                                  18,722                    18,722
  Other comprehensive income:
   Net unrealized gain/(loss) on securities available-for-sale,
    net of tax effect of ($17,356)                                                          (32,232)
   Less: Reclassification adjustment for net losses included
    in net income, net of tax effect of $719                                                  1,334
   Net change in unrealized gain/(loss) on qualifying cash flow
    hedges, net of tax effect of ($175)                                                        (325)
                                                                                       ------------
    Other comprehensive income total                                                                   (31,223)
                                                                                                      --------
  Total comprehensive income                                                                           (12,501)
 Exercise of stock options, net of shares purchased                   477                                  477
 Tax benefit on non-qualified stock options                         1,045                                1,045
 Net change in deferred compensation, net of tax effect                71                                   71
 Cash dividends - $0.285 per share                                           (12,284)                  (12,284)
 Shares acquired for retirement                                    (3,242)                              (3,242)
                                                                 --------   --------   ------------   --------
BALANCE - JUNE 30, 2004                                            99,333    523,581          4,834    627,748
 Comprehensive income:
  Net income                                                                  19,646                    19,646
  Other comprehensive income:
   Net unrealized gain/(loss) on securities available-for-sale,
    net of tax effect of $8,944                                                              16,610
   Less: Reclassification adjustment for net gains included
    in net income, net of tax effect of ($187)                                                 (347)
   Net change in unrealized gain/(loss) on qualifying cash flow
    hedges, net of tax effect of ($83)                                                         (155)
                                                                                       ------------
    Other comprehensive income total                                                                    16,108
                                                                                                      --------
  Total comprehensive income                                                                            35,754
 Exercise of stock options, net of shares purchased                 1,662                                1,662
 Tax benefit on non-qualified stock options                           325                                  325
 Net change in deferred compensation, net of tax effect                46                                   46
 Cash dividends - $0.285 per share                                           (12,331)                  (12,331)
 Shares acquired for retirement                                    (3,484)                              (3,484)
                                                                 --------   --------   ------------   --------
BALANCE - SEPTEMBER 30, 2004                                       97,882    530,896         20,942    649,720
 Comprehensive income:
  Net income                                                                  20,286                    20,286
  Other comprehensive income:
   Net unrealized gain/(loss) on securities available-for-sale,
    net of tax effect of ($1,945)                                                            (3,613)
   Less: Reclassification adjustment for net gains included
    in net income, net of tax effect of ($4)                                                     (7)
   Net change in unrealized gain/(loss) on qualifying cash flow
    hedges, net of tax effect of $311                                                           578
   Minimum pension liability, net of tax effect of $51                                           94
                                                                                       ------------
    Other comprehensive income total                                                                    (2,948)
                                                                                                      --------
  Total comprehensive income                                                                            17,338
 Exercise of stock options, net of shares purchased                 2,113                                2,113
 Net change in deferred compensation, net of tax effect                36                                   36
 Recognition of stock-based compensation                                         272                       272
 Cash dividends - $0.285 per share                                           (12,326)                  (12,326)
 Shares acquired for retirement                                    (2,851)                              (2,851)
                                                                 --------   --------   ------------   --------
BALANCE - DECEMBER 31, 2004                                        97,180    539,128         17,994    654,302
 Comprehensive income:
  Net income                                                                  20,080                    20,080
  Other comprehensive income:
   Net unrealized gain/(loss) on securities available-for-sale,
    net of tax effect of ($8,223)                                                           (15,271)
   Less: Reclassification adjustment for net gains included
    in net income, net of tax effect of ($2)                                                     (4)
   Net change in unrealized gain/(loss) on qualifying cash flow
    hedges, net of tax effect of $549                                                         1,021
                                                                                       ------------
    Other comprehensive income total                                                                   (14,254)
                                                                                                      --------
  Total comprehensive income                                                                             5,826
 Exercise of stock options, net of shares purchased                   374                                  374
 Net change in deferred compensation, net of tax effect                30                                   30
 Cash dividends - $0.285 per share                                           (12,326)                  (12,326)
 Shares acquired for retirement                                    (2,618)                              (2,618)
                                                                 --------   --------   ------------   --------
BALANCE - MARCH 31, 2005                                         $ 94,966   $546,882   $      3,740   $645,588
                                                                 --------   --------   ------------   --------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
(in thousands)                                                   2005       2004
------------------------------------------------------------  ---------   ---------
OPERATING ACTIVITIES:
 Net income                                                   $  20,080   $  17,443
 Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                   3,000       7,000
      Depreciation and amortization                               2,953       3,041
      Amortization of goodwill and other intangibles                725         725
      Net amortization on investment securities                   1,455       2,767
      Investment securities (gains) losses                           (6)        ---
      Loans originated for sale                                 (92,262)    (91,580)
      Proceeds from sales of mortgage loans held for sale        87,120     102,007
      Net gains from loan sales                                  (1,447)     (1,021)
      Stock-based compensation                                       30          40
      Other                                                         370       4,102
                                                              ---------   ---------
         Net cash provided by operating activities               22,018      44,524

INVESTING ACTIVITIES:
 Net decrease in money market investments                           173         819
 Securities available-for-sale:
      Proceeds from sales                                           ---       5,001
      Proceeds from maturities and payments                     116,207     104,315
      Purchases                                                (159,892)   (135,545)
 Securities held-to-maturity:
      Purchases                                                  (4,911)    (10,245)
 Net (increase) decrease in loans and leases                    (40,716)     37,015
 Net increase in properties and equipment                        (6,116)     (6,788)
                                                              ---------   ---------
         Net cash used by investing activities                  (95,255)     (5,428)

FINANCING ACTIVITIES:
 Net (decrease) increase in demand and savings deposits        (110,795)     75,619
 Net increase (decrease) in time deposits                       100,570     (56,954)
 Net increase (decrease) in short-term borrowings               135,309     (72,295)
 Proceeds from issuance of long-term debt                        25,000         ---
 Principal reductions in long-term debt                         (70,044)        (74)
 Cash dividends paid                                            (12,326)    (12,345)
 Proceeds from stock options exercised                              374       4,015
 Shares acquired for retirement                                  (2,618)     (3,387)
                                                              ---------   ---------
         Net cash provided (used) by financing activities        65,470     (65,421)
                                                              ---------   ---------
Net decrease in cash and due from banks                          (7,767)    (26,325)
Cash and due from banks at beginning of period                  153,474     182,545
                                                              ---------   ---------
 Cash and due from banks at end of period                     $ 145,707   $ 156,220
                                                              =========   =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Citizens Banking Corporation ("Citizens") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens' 2004 Annual Report on Form 10-K.

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

                                                     Three Months Ended
                                                          March 31,
(in thousands, except per share amounts)              2005         2004
-------------------------------------------------  ----------   ----------
Net income, as reported                            $   20,080   $   17,443
Less pro forma expense related to options granted        (505)        (615)
                                                   ----------   ----------
Pro forma net income                               $   19,575   $   16,828
                                                   ==========   ==========

Net income per share:
  Basic - as reported                              $     0.46   $     0.40
  Basic - pro forma                                      0.45         0.39
  Diluted - as reported                                  0.46         0.40
  Diluted - pro forma                                    0.45         0.38

The Corporation expects to adopt the provisions of SFAS No. 123R, "Share-Based Payment (Revised 2004)," on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $0.7 million beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS" (FIN 47) - ISSUED MARCH 2005 FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. The FASB issued FIN 47 to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The new interpretation is not expected to have a material impact on Citizens' financial condition, results of operations, or liquidity.

FSP 46(R)-5 - "IMPLICIT VARIABLE INTERESTS UNDER FASB INTERPRETATION NO. 46" (FIN 46R-REVISED DECEMBER 2003), "CONSOLIDATION OF VARIABLE INTERESTS ENTITIES"
- ISSUED MARCH 3, 2005 The FSP requires a reporting enterprise to consider whether it holds an implicit variable interest in a variable interest entity
(VIE) or potential VIE. The determination of whether an implicit variable interest exists should be based on whether the reporting enterprise may absorb variability of the VIE or potential VIE. The guidance in the FSP should be applied in the first reporting period beginning after March 3, 2005 in accordance with the transition provisions in FIN 46R. The new interpretation is not expected to have a material impact on Citizens' financial condition, results of operations, or liquidity.

SFAS NO. 123R, "SHARE-BASED PAYMENT (REVISED 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006 as a result of the SEC's adoption of a new rule that amends the compliance dates for this standard. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $0.7 million beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.

EMERGING ISSUES TASK FORCE ISSUES

EMERGING ISSUES TASK FORCE (EITF) ISSUE 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. FASB issued FSP 03-1-1 in September, 2004, which delayed the effective date for measurement and recognition guidance contained in paragraphs 10-20. Citizens continues to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on management's intent and ability to hold investments until anticipated recovery, changes in interest rates, and the finalization of the proposed guidance by the FASB. At March 31, 2005, gross unrealized losses on securities were $21.0 million as compared to $6.3 million at December 31, 2004.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENTS OF POSITION

SOP NO. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER." SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation did not acquire any assets subject to SOP No. 03-3 during the first quarter of 2005.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

                                           MARCH 31, 2005                         DECEMBER 31, 2004
                              ----------------------------------------  ---------------------------------------
                                           ESTIMATED  GROSS UNREALIZED              ESTIMATED   GROSS UNREALIZED
                              AMORTIZED      FAIR     ----------------  AMORTIZED     FAIR      ----------------
(in thousands)                  COST         VALUE     GAINS   LOSSES     COST        VALUE      GAINS   LOSSES
----------------------------  ----------  ----------  -------  -------  ----------  ----------  -------  -------
AVAILABLE FOR SALE:
  U.S. Treasury               $      ---  $      ---  $   ---  $   ---  $      ---  $      ---  $   ---   $  ---
  Federal agencies:
    Mortgage-backed            1,073,758   1,059,520    2,066   16,304   1,057,401   1,056,207    4,245    5,439
    Other                        318,836     318,246    2,883    3,473     287,044     291,991    5,269      322
  State and municipal            368,105     386,515   19,007      597     372,602     395,878   23,628      352
  Mortgage and asset-backed          526         527        1      ---       2,633       2,669       37        1
  Other                           68,380      68,456       78        2      67,685      67,779       96        2
                              ----------  ----------  -------  -------  ----------  ----------  -------   ------
    Total available for sale  $1,829,605  $1,833,264  $24,035  $20,376  $1,787,365  $1,814,524  $33,275   $6,116
                              ==========  ==========  =======  =======  ==========  ==========  =======   ======
HELD TO MATURITY:
  State and municipal             58,942      58,622      338      658      54,035      54,749      849      135
                              ----------  ----------  -------  -------  ----------  ----------  -------   ------
    Total held to maturity    $   58,942  $   58,622  $   338  $   658  $   54,035  $   54,749  $   849   $  135
                              ==========  ==========  =======  =======  ==========  ==========  =======   ======

NOTE 4. OTHER INTANGIBLE ASSETS

Citizens' other intangible assets as of March 31, 2005, December 31, 2004 and March 31, 2004 are shown in the table below.

                                MARCH 31,  December 31,  March 31,
(in thousands)                    2005         2004        2004
------------------------------  ---------  ------------  ---------
Core deposit intangibles        $  28,989  $     28,989  $  28,989
Accumulated amortization           15,682        14,957     12,783
                                ---------  ------------  ---------
  Net core deposit intangibles     13,307        14,032     16,206
Minimum pension liability             ---             1          1
                                ---------  ------------  ---------
  Total other intangibles       $  13,307  $     14,033  $  16,207
                                =========  ============  =========

The estimated annual amortization expense for core deposit intangibles is $2.9 million in each of the next four years and $1.6 million for the fifth year.

NOTE 5. LINES OF BUSINESS INFORMATION

Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. During the first quarter of 2005, Citizens implemented a new intercompany cost allocation system, which utilizes improved unit cost and statistical information for assigning operational costs from the Other business line to Commercial Banking, Consumer Banking, and Wealth Management. The implementation of this system included changes to the methodology used to allocate costs among lines of business. Prior period information has been restated to reflect this change. Selected line of business segment information, as adjusted, for the three months ended March 31, 2005 and 2004 is provided below. There are no significant intersegment revenues.

LINE OF BUSINESS INFORMATION

                                                         Commercial  Consumer  Wealth
(in thousands)                                            Banking    Banking     Mgmt     Other   Total
-------------------------------------------------------  ----------  --------  -------   ------  -------
EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2005

Net interest income (taxable equivalent)                 $   28,643  $ 37,307  $   216   $5,420  $71,586
Provision for loan losses                                     1,753     1,248       (1)     ---    3,000
                                                         ----------  --------  -------   ------  -------
  Net interest income after provision                        26,890    36,059      217    5,420   68,586
Noninterest income                                            3,058    11,778    6,007    1,618   22,461
Noninterest expense                                          18,104    32,918    5,530    4,049   60,601
                                                         ----------  --------  -------   ------  -------
  Income before income taxes                                 11,844    14,919      694    2,989   30,446
Income tax expense (taxable equivalent)                       4,181     5,221      246      718   10,366
                                                         ----------  --------  -------   ------  -------
  Net income                                             $    7,663  $  9,698  $   448   $2,271  $20,080
                                                         ==========  ========  =======   ======  =======

AVERAGE ASSETS (IN MILLIONS)                             $    2,858  $  2,568  $    22   $2,280  $ 7,728
                                                         ==========  ========  =======   ======  =======

EARNINGS SUMMARY - THREE MONTHS ENDED MARCH 31, 2004(1)

Net interest income (taxable equivalent)                 $   28,898  $ 37,686  $   189   $4,917  $71,690
Provision for loan losses                                     4,878     2,125       (3)     ---    7,000
                                                         ----------  --------  -------   ------  -------
  Net interest income after provision                        24,020    35,561      192    4,917   64,690
Noninterest income                                            3,496    12,453    5,497    1,066   22,512
Noninterest expense                                          17,311    33,115    6,008    4,100   60,534
                                                         ----------  --------  -------   ------  -------
  Income before income taxes                                 10,205    14,899     (319)   1,883   26,668
Income tax expense (taxable equivalent)                       3,572     5,215     (111)     549    9,225
                                                         ----------  --------  -------   ------  -------
  Net income                                             $    6,633  $  9,684  $  (208)  $1,334  $17,443
                                                         ==========  ========  =======   ======  =======

AVERAGE ASSETS (IN MILLIONS)                             $    2,844  $  2,380  $    17   $2,399  $ 7,640
                                                         ==========  ========  =======   ======  =======

(1) Certain amounts have been reclassified to conform to current year presentation.

NOTE 6. LONG-TERM DEBT

The components of long-term debt as of March 31, 2005, December 31, 2004 and March 31, 2004 are presented below.

                                                      MARCH 31,  December 31,  March 31,
 (in thousands)                                         2005         2004         2004
----------------------------------------------------  ---------  ------------  ---------
Federal Home Loan Bank advances                       $ 755,131  $    800,161  $ 787,869
  Subordinated debt:
    Notes maturing February 2013                        120,948       123,948    127,365
    Deferrable interest debenture maturing June 2033     25,774        25,774     25,774
  Other borrowed funds                                       22            38         81
                                                      ---------  ------------  ---------
Total long-term debt                                  $ 901,875  $    949,921  $ 941,089
                                                      =========  ============  =========

NOTE 7. PENSION BENEFIT COST

The components of pension expense for the three months ended March 31, 2005 and March 31, 2004 are presented below.

                                Three Months Ended
                                    March 31,
(in thousands)                   2005       2004
------------------------------  -------   --------
DEFINED BENEFIT PENSION PLANS
Service cost                    $ 1,198   $ 1,148
Interest cost                     1,311     1,299
Expected return on plan assets   (1,757)   (1,770)
Amortization of unrecognized:
 Net transition asset                (1)       (3)
 Prior service cost                  49        58
 Net actuarial loss                 301       169
                                -------   -------
  Net pension cost              $ 1,101   $   901
                                =======   =======

Citizens previously disclosed in Note 13 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute approximately $0.5 million to the nonqualified supplemental benefit plans during 2005. As of March 31, 2005, $0.1 million of contributions have been made. Citizens anticipates that an additional $0.4 million of contributions will be made during the next three quarters of 2005. Returns from the financial markets affect current and future contributions.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138 and SFAS 149, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 133"), establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

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

DERIVATIVE FINANCIAL INSTRUMENTS:

                                                     MARCH 31, 2005     December 31, 2004
                                                    -----------------   -----------------
                                                    NOTIONAL   FAIR     Notional   Fair
(dollars in thousands)                               AMOUNT    VALUE     Amount    Value
--------------------------------------------------  --------  -------   --------  -------
Received fixed Swaps                                $215,000  $(5,426)  $185,000  $(1,134)
Pay Fixed Swaps                                      124,000    2,264    104,000      693
Customer initiated swaps and corresponding offsets   146,674      ---    142,674      ---
Interest rate lock commitments                        28,825      186     17,165      108
Forward mortgage loan contracts                       44,000      426     58,000      (68)
                                                    --------  -------   --------  -------
  TOTAL                                             $558,499  $(2,550)  $506,839  $  (401)
                                                    ========  =======   ========  =======

DERIVATIVE CLASSIFICATIONS AND HEDGING RELATIONSHIPS:

                                               MARCH 31, 2005     December 31, 2004
                                              -----------------   -----------------
                                              NOTIONAL   FAIR     Notional   Fair
(dollars in thousands)                         AMOUNT    VALUE     Amount    Value
--------------------------------------------  --------  -------   --------  -------
Derivatives Designated as Cash Flow Hedges:
     Hedging repurchase agreements            $124,000  $ 2,264   $104,000  $  693

Derivatives Designated as Fair Value Hedges:
     Hedging time deposits                      90,000   (1,677)    60,000    (456)
     Hedging long-term debt                    125,000   (3,749)   125,000    (678)
Derivatives Not Designated as Hedges:
     Customer initiated swaps                  146,674      ---    142,674     ---
                                              --------  -------   --------  ---=--
  TOTAL                                       $485,674  $(3,162)  $431,674  $ (441)
                                              ========  =======   ========  ======

NOTE 9. EARNINGS PER SHARE

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

                                                           Three Months
                                                              Ended
                                                             March 31,
 (in thousands, except per share amounts)                 2005     2004
-------------------------------------------------------  -------  -------
NUMERATOR:
Basic and dilutive earnings per share -- net income
  available to common shareholders                       $20,080  $17,443
                                                         =======  =======

DENOMINATOR:
Basic earnings per share -- weighted average shares       43,224   43,315
Effect of dilutive securities -- potential conversion
  of employee stock options                                  422      545
                                                         -------  -------
Diluted earnings per share -- adjusted weighted-average
  shares and assumed conversions                          43,646   43,860
                                                         =======  =======

     BASIC EARNINGS PER SHARE                            $  0.46  $  0.40
                                                         =======  =======

     DILUTED EARNINGS PER SHARE                          $  0.46  $  0.40
                                                         =======  =======

During the first quarter of 2005, employees exercised stock options to acquire 19,264 shares at an average exercise price of $19.43 per share.

NOTE 10. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 180 days prior to being funded and unused lines of credit are reviewed on a regular basis. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for goods and services provided. Performance standby letters of credit are irrevocable guarantees to various beneficiaries for the performance of contractual obligations of the Corporation's clients. Commercial letters of credit may facilitate the shipment of goods and may also include direct pay letters of credit which afford our clients access to the public financing market. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens' normal credit policies. Inasmuch as these arrangements have fixed expiration dates, most expire unfunded and do not necessarily represent future liquidity requirements. Appropriate collateral is obtained based on management's assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and standby letters of credit follow:

                                          MARCH 31,  December 31,
(in thousands)                              2005        2004
---------------------------------------  ----------  ------------
LOAN COMMITMENTS AND LETTERS OF CREDIT:
  Commitments to extend credit           $1,559,931  $  1,769,968
  Financial standby letters of credit        42,322        41,356
  Performance standby letters of credit       6,212         6,198
  Commercial letters of credit              226,921       207,460
                                         ----------  ------------
                                         $1,835,386  $  2,024,982
                                         ==========  ============

At March 31, 2005 and December 31, 2004, a liability of $2.6 million and $2.8 million, respectively, has been recorded for possible losses on commitments to extend credit. In accordance with FIN 45, at March 31, 2005 and December 31, 2004 a liability of $0.2 million and $0.8 million, respectively, has been recorded representing the value of the guarantee obligations associated with certain letters of credit.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, for the three month period ended March 31, 2005 and 2004 are presented below.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -------------------
(in thousands)                                                                    2005       2004
------------------------------------------------------------------------------  --------   --------
Balance at beginning of period                                                  $ 17,994   $ 22,803
Net unrealized (loss) gain on securities for the quarter, net of tax effect of
$(8,223) in 2005 and $7,227 in 2004                                              (15,271)    13,422
  Less: Reclassification adjustment for net (gains) losses included in net
  income for the quarter, net of tax effect of $(2) in 2005                           (4)       ---
Net change in unrealized gain (loss) on cash flow hedges for the quarter, net
of tax effect of $549 in 2005 and $(90) in 2004                                    1,021       (168)
                                                                                --------   --------

Accumulated other comprehensive income, net of tax                              $  3,740   $ 36,057
                                                                                ========   ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED QUARTERLY INFORMATION
CITIZENS BANKING CORPORATION AND SUBSIDIARIES

                                                                               FOR THE QUARTER ENDED
                                                            ------------------------------------------------------------
                                                            MARCH 31,  DECEMBER 31,  SEPTEMBER 30,  JUNE 30,   MARCH 31,
                                                              2005       2004            2004         2004      2004
----------------------------------------------------------  ---------  ------------  -------------  --------   ---------
SUMMARY OF OPERATIONS (THOUSANDS)
 Interest income                                            $ 99,166   $    97,170   $     96,029   $ 95,375   $94,394
 Net interest income                                          68,233        68,480         69,301     69,218    68,328
 Provision for loan losses                                     3,000         4,609          4,985      4,500     7,000
 Total fees and other income                                  22,455        23,644         34,548     24,856    22,512
 Investment securities gains (losses)                              6            10            534     (2,053)      ---
 Noninterest expense                                          60,601        61,117         78,973     62,143    60,534
 Income tax provision                                          7,013         6,122            779      6,656     5,863
 Net income                                                   20,080        20,286         19,646     18,722    17,443
 Taxable equivalent adjustment                                 3,353         3,324          3,350      3,356     3,362
 Cash dividends                                               12,326        12,326         12,331     12,284    12,345

PER COMMON SHARE DATA
 Basic net income                                           $   0.46   $      0.47   $       0.46   $   0.43   $  0.40
 Diluted net income                                             0.46          0.46           0.45       0.43      0.40
 Cash dividends                                                0.285         0.285          0.285      0.285     0.285
 Market value (end of period)                                  29.36         34.35          32.57      31.05     32.63
 Book value (end of period)                                    14.95         15.13          15.03      14.51     15.09

AT PERIOD END (MILLIONS)
 Assets                                                     $  7,777   $     7,706   $      7,659   $  7,748   $ 7,692
 Total loans including held for sale                           5,464         5,421          5,319      5,327     5,237
 Deposits                                                      5,290         5,300          5,267      5,361     5,461
 Shareholders' equity                                            646           654            650        628       654

AVERAGE FOR THE QUARTER (MILLIONS)
 Assets                                                     $  7,728   $     7,661   $      7,669   $  7,769   $ 7,640
 Total loans including held for sale                           5,424         5,337          5,289      5,312     5,229
 Deposits                                                      5,349         5,258          5,336      5,435     5,474
 Shareholders' equity                                            649           649            637        628       644


RATIOS (ANNUALIZED)
 Return on average assets                                       1.05%         1.05%          1.02%      0.97%     0.92%
 Return on average shareholders' equity                        12.54         12.43          12.27      12.00     10.89
 Net interest margin (FTE)(1)                                   3.96          3.97           4.02       3.98      4.01
 Efficiency ratio (2)                                          64.44         64.21          63.86      63.78     64.26
 Net loans charged off to average portfolio loans               0.32          0.34           0.38       0.34      0.53
 Allowance for loan losses to portfolio loans                   2.23          2.27           2.30       2.34      2.38
 Nonperforming assets to portfolio loans plus ORAA (end of      0.80          0.94           0.99       1.10      1.20
 Nonperforming assets to total assets (end of period)           0.56          0.66           0.68       0.75      0.81
 Average equity to average assets                               8.40          8.48           8.31       8.08      8.43
 Leverage ratio                                                 7.83          7.84           7.71       7.52      7.61
 Tier 1 capital ratio                                           9.97          9.96          10.18      10.00     10.07
 Total capital ratio                                           13.32         13.32          13.61      13.42     13.53

(1) Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(2) Efficiency Ratio = Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income). It measures how efficiently a bank spends its revenues. The fourth quarter 2004 excludes a special charge recovery of $0.2 million and the third quarter 2004 excludes the gain on the of the Illinois Bank subsidiary of $11.7 million and a prepayment penalty on FHLB advances of $18.0 million.

    The efficiency ratio for the fourth and third quarters of 2004 would equal 64.03% and 73.67%, respectively, if these items were included in the calculation

INTRODUCTION

The following commentary presents management's discussion and analysis of Citizens Banking Corporation's financial condition and results of operations for the three month period ended March 31, 2005. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation's 2004 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Citizens' 2004 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to "Citizens" or the "Corporation" refer to Citizens Banking Corporation and its subsidiaries. References to the "Holding Company" refer solely to Citizens Banking Corporation.

FORWARD-LOOKING STATEMENTS

Discussions in this report that are not statements of historical fact (including statements that include terms such as "may," "should," "believe," "expect," "anticipate," "estimate," "intend," and "plan") are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company's filings with the Securities and Exchange Commission, as well as the following.

      - Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

      - While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

      - An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens' customer base, its level of deposits, and demand for financial products such as loans.

      - If Citizens is unable to continue to attract core deposits or to continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

      - Increased competition with other financial institutions or an adverse change in Citizens' relationship with a number of major customers could reduce Citizens' net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

      - Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

      - The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

      - Citizens' business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, dividend funds from the subsidiaries to the Holding Company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs.

      - The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, such as new wealth management capabilities, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens' results of operations.

      - New accounting pronouncements may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens' results of operations and financial position.

      - Citizens' business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to Citizens' business and a negative impact on the results of operations.

      - Citizens' vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

      - Citizens potential inability to integrate acquired operations or complete any restructuring could have a negative effect on Citizens' expenses and results of operations.

      - Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens' expenses and results of operations.

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

Other factors not currently anticipated may also materially and adversely affect Citizens' results of operations and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this Report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation, to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

CRITICAL ACCOUNTING POLICIES

Citizens' Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation's financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens' significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation's 2004 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2004 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

RESULTS OF OPERATIONS

SUMMARY

Citizens earned net income of $20.1 million or $0.46 per diluted share for the three months ended March 31, 2005, compared with $17.4 million or $0.40 per diluted share for the same quarter of 2004 and $20.3 million or $0.46 per diluted share for the fourth quarter of 2004. This represents an increase of $2.7 million or 15.1% compared with the first quarter of 2004 and a decrease of $0.2 million or 1.0% from the fourth quarter of 2004. Annualized returns on average assets and average equity for the first quarter of 2005 were 1.05% and 12.54%, respectively, compared with 0.92% and 10.89% for the first quarter of 2004 and 1.05% and 12.43% for the fourth quarter of 2004.

Results of the first quarter of 2005 reflect continued improvement in credit quality, growth in commercial loans, seasonal activity in consumer loans, and minimal compression in the net interest margin. Net interest income, noninterest income, and noninterest expense for the quarter remained essentially unchanged from the same quarter last year. On a linked quarter basis, net interest income was relatively unchanged, total fees and other income was lower by $1.2 million, offset by lower provision for loan losses and lower noninterest expense of $0.5 million. The provision for loan losses decreased $4.0 million compared with the first quarter of 2004 and $1.6 million from the fourth quarter of 2004 due to a lower level of net charge-offs and reductions in the level of specific reserves.

Citizens' total assets at March 31, 2005 were $7.8 billion, an increase of $70.7 million or 0.9% from December 31, 2004 and an increase of $84.3 million or 1.1% compared with March 31, 2004. These increases were due to growth in total portfolio loans, and were partially offset by a decline in the investment portfolio. Portfolio loans increased $36.5 million or 0.7% compared with December 31, 2004 and $225.9 million or 4.3% compared with March 31, 2004 as both consumer and commercial loans increased from the end of the first quarter of 2004 despite the $78.5 million reduction attributable to the Illinois Bank sale.

NET INTEREST INCOME AND NET INTEREST MARGIN

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2005 and 2004 is presented below.

AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES

                                                                     2005                                2004
                                                      ----------------------------------  ----------------------------------
Three Months Ended March 31,                            AVERAGE                 AVERAGE    Average                  Average
(in thousands)                                          BALANCE    INTEREST(1)  RATE (2)   Balance     Interest(1)  Rate (2)
----------------------------------------------------  -----------  -----------  --------  ----------   -----------  --------
EARNING ASSETS
  Money market investments                            $     1,799  $         9    2.01%   $    1,977    $       2    0.48%
  Investment securities (3):
    Taxable                                             1,435,683       14,688    4.09     1,528,829       15,442    4.04
    Tax-exempt                                            420,931        5,197    7.60       421,589        5,244    7.65
  Mortgage loans held for sale                             25,169          430    6.83        32,001          378    4.73
  Portfolio Loans (4):
    Commercial                                          1,615,304       21,842    5.62     1,620,679       19,397    4.94
    Commercial real estate                              1,291,629       19,358    6.08     1,299,904       19,304    5.97
    Residential mortgage loans                            504,097        6,813    5.41       496,336        7,210    5.81
    Direct consumer                                     1,167,894       17,363    6.03     1,040,542       14,750    5.70
    Indirect consumer                                     820,291       13,466    6.66       739,210       12,667    6.89
                                                      -----------  -----------            ----------    ---------
      Total portfolio loans                             5,399,215       78,842    5.96     5,196,671       73,328    5.71
                                                      -----------  -----------            ----------    ---------
         Total earning assets (3)                       7,282,797       99,166    5.68     7,181,067       94,394    5.47

NONEARNING ASSETS
  Cash and due from banks                                 158,195                            160,763
  Bank premises and equipment                             120,902                            114,145
  Investment security fair value adjustment                18,974                             47,041
  Other nonearning assets                                 268,861                            262,892
  Allowance for loan losses                              (121,267)                          (125,637)
                                                      -----------                         ----------
         Total assets                                 $ 7,728,462                         $7,640,271
                                                      ===========                         ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand                           $ 1,153,239  $     2,001    0.70    $1,358,556    $   2,471    0.73
    Savings deposits                                    1,626,232        5,092    1.27     1,288,269        1,662    0.52
    Time deposits                                       1,662,673       10,977    2.68     1,955,036       12,318    2.53
  Short-term borrowings                                   717,971        4,441    2.51       508,252        1,272    1.01
  Long-term debt                                          927,497        8,422    3.67       938,677        8,343    3.57
                                                      -----------  -----------            ----------    ---------
         Total interest-bearing liabilities             6,087,612       30,933    2.06     6,048,790       26,066    1.73

NONINTEREST-BEARING LIABILITIES AND
SHAREHOLDERS' EQUITY
  Noninterest-bearing demand                              906,615                            872,205
  Other liabilities                                        84,766                             75,111
  Shareholders' equity                                    649,469                            644,165
                                                      -----------                         ----------
    Total liabilities and shareholders' equity        $ 7,728,462                         $7,640,271
                                                      ===========                         ==========

NET INTEREST INCOME                                                $    68,233                          $  68,328
                                                                   ===========                          =========
INTEREST SPREAD (5)                                                               3.62%                              3.74%
Contribution of noninterest bearing sources of funds                              0.34                               0.27
                                                                                  ----                               ----
NET INTEREST MARGIN (5)(6)                                                        3.96%                              4.01%
                                                                                  ====                               ====

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.4 million and $3.4 million for the three months ended 2005 and 2004, respectively, based on a tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Nonaccrual loans are included in average balances for each applicable loan category.

(5) The interest spread and net interest margin are presented on a tax-equivalent basis.

(6) Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets, the net interest margin exceeds the interest spread.

Net interest income was $68.2 million in the first quarter of 2005 compared with $68.3 million in the same quarter of 2004. The slight decrease compared with the first quarter of 2004 resulted from a lower net interest margin of five basis points. Most of the margin compression was offset by growth in earning assets of $101.7 million, with an expansion of the direct and indirect consumer loan portfolios outweighing a reduction in the size of the investment portfolio and the impact of the sale of the Illinois Bank.

Net interest margin decreased to 3.96% in the first quarter of 2005 compared with 4.01% in the first quarter of 2004. The decrease in the net interest margin resulted from a more competitive environment and increases in the cost of funds outpacing increases in asset yields, which were slowed by residential mortgage loan yield declines and commercial loan pricing spread declines as Citizens continues to underwrite higher quality commercial loans with normal spreads replacing lower quality commercial loans with higher spreads. Increases in liability yields were due to growth in higher yielding deposit product balances and a higher cost of short term borrowing as the Federal Reserve continues to raise short term interest rates.

The table below shows the effect of changes in average balances ("volume") and market rates of interest ("rate") on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                      2005 COMPARED WITH 2004
                                   -----------------------------
                                              INCREASE (DECREASE)
                                               DUE TO CHANGE IN
Three Months Ended March 31,         NET      ------------------
(in thousands)                     CHANGE(1)  RATE (2)  VOLUME(2)
---------------------------------  --------   -------   --------
INTEREST INCOME:
     Money market investments      $      7   $     7   $    ---
     Investment securities:
       Taxable                         (754)      197       (951)
       Tax-exempt                       (47)      (39)        (8)
     Mortgage loans held for sale        52       144        (92)
     Loans:
       Commercial                     2,445     2,514        (69)
       Commercial real estate            54       228       (174)
       Residential mortgage loans      (397)     (508)       111
       Direct consumer                2,613       857      1,756
       Indirect consumer                799      (436)     1,235
                                   --------   -------   --------
        Total portfolio loans         5,514     2,655      2,859
                                   --------   -------   --------
        Total                         4,772     2,964      1,808
                                   --------   -------   --------

INTEREST EXPENSE:
     Deposits:
       Interest-bearing demand         (470)      (88)      (382)
       Savings                        3,430     2,901        529
       Time                          (1,341)      661     (2,002)
     Short-term borrowings            3,169     2,479        690
     Long-term debt                      79       203       (124)
                                   --------   -------   --------
        Total                         4,867     6,156     (1,289)
                                   --------   -------   --------
NET INTEREST INCOME                $    (95)  $(3,192)  $  3,097
                                   ========   =======   ========

(1)Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income for the three months ended March 31, 2005 compared with the same period of 2004 reflects rate variances which were generally unfavorable and volume variances which were generally favorable despite the impact of the sale of the Illinois Bank in August 2004.

Unfavorable volume variances in the investment portfolio were the result of the Illinois Bank sale. Unfavorable volume variances in the commercial and commercial real estate portfolios were the result of the Illinois Bank sale, partially offset by growth during the most recent two quarters. In the residential mortgage and direct consumer loan portfolios, organic growth more than offset the Illinois Bank sale impact. Growth in savings deposits and short-term borrowings partially offset declines in interest-bearing demand, time deposits, and long-term debt.

Favorable rate variances were driven by short term market rate increases in most asset categories. For tax-exempt securities, residential mortgage, and indirect consumer loans, yields on maturing balances were higher than yields on new volume due to continued low long-term interest rates, which resulted in slightly lower portfolio yields. Unfavorable rate variances occurred in all liability categories with the exception of interest-bearing demand, which saw a small favorable rate variance. These unfavorable rate variances were the result of increases in market interest rates.

In the second quarter of 2005, Citizens anticipates net interest income will be consistent with or slightly higher than the first quarter of 2005 as a result of more days in the quarter and continued loan growth, partially offset by anticipated margin compression.

NONINTEREST INCOME

Noninterest income for the first quarter of 2005 remained essentially unchanged from the first quarter of 2004 at $22.5 million. Increases in deposit service charges, trust fees, and mortgage fees were offset by decreases in brokerage and investment fees and other income. An analysis of the sources of noninterest income during the three months ended March 31, 2005 and 2004 is summarized in the table below.

NONINTEREST INCOME

                                      Three Months
                                          Ended
                                         March 31,     Change in 2005
                                     ----------------  ---------------
(dollars in thousands)                 2005    2004    Amount  Percent
-----------------------------------  -------  -------  ------  -------
Service charges on deposit accounts  $ 8,287  $ 8,042  $ 245     3.1%
Trust fees                             4,412    4,310    102     2.4
Mortgage and other loan income         2,360    2,256    104     4.6
Brokerage and investment fees          1,599    1,782   (183)  (10.3)
Bankcard fees                            840      783     57     7.3
Investment securities gains                6      ---      6      NM
Other                                  4,957    5,339   (383)   (7.2)
                                     -------  -------  -----
TOTAL NONINTEREST INCOME             $22,461  $22,512  $ (51)   (0.2)
                                     =======  =======  =====

N/M - Not Meaningful

Deposit service charges for the first quarter of 2005 increased $0.2 million or 3.1% to $8.3 million compared with the first quarter of 2004. The increase was the result of initiatives implemented over the last seven quarters which improved fee waiver management and slight increases in certain fees.

Trust fees increased $0.1 million or 2.4% to $4.4 million in the first quarter of 2005 compared with the first quarter of 2004 due to Citizens' sales management processes implemented during the first quarter of 2004 that focused on relationship management and new business development strategies. Total trust assets under administration decreased $268.3 million to $2.6 billion at March 31, 2005 compared with March 31, 2004. The decline in trust assets from March 31, 2004 was due to the reduction of a large institutional relationship in the second and fourth quarters of 2004 and the exit of unprofitable custody assets related to three relationships in the second quarter of 2004 and the first quarter of 2005.

Mortgage and other loan income increased $0.1 million or 4.6% to $2.4 million in the first quarter of 2005 compared with the first quarter of 2004, reflecting an improvement in the execution of the secondary market sales.

Brokerage and investment fees decreased $0.2 million or 10.3% to $1.6 million in the first quarter of 2005 compared with the first quarter of 2004 due to lower annuity sales.

Other noninterest income decreased $0.4 million or 7.2% to $5.0 million for the first quarter of 2005 compared with the first quarter of 2004 due to gains recognized upon the sale of a former branch and other bank premises in the first quarter of 2004.

Citizens anticipates total noninterest income in the second quarter will be consistent with or slightly lower than the first quarter of 2005 due to lower mortgage activity and anticipated seasonal improvement in service charges.

NONINTEREST EXPENSE

Noninterest expense was essentially unchanged at $60.6 million in the first quarter of 2005 compared with $60.5 million in the first quarter of 2004. An analysis of the components of noninterest expense during the three months ended March 31, 2005 and 2004 is summarized in the table below.

NONINTEREST EXPENSE

                                    Three Months
                                       Ended
                                      March 31,      Change in 2005
                                  ----------------  -----------------
(dollars in thousands)             2005     2004    Amount    Percent
--------------------------------  -------  -------  -------   -------
Salaries and employee benefits    $33,351  $31,939  $ 1,411     4.4%
Occupancy                           5,560    5,342      218     4.1
Professional services               4,199    3,928      271     6.9
Equipment                           3,301    3,642     (341)   (9.4)
Data processing services            3,369    3,646     (277)   (7.6)
Advertising and public relations    1,746    2,145     (399)  (18.6)
Postage and delivery                1,590    1,556       34     2.2
Telephone                           1,441    1,534      (93)   (6.0)
Other loan fees                       375    1,129     (754)  (66.8)
Stationery and supplies               919      842       76     9.1
Intangible asset amortization         725      725      ---     0.0
Other                               4,025    4,106      (80)   (2.0)
                                  -------  -------  -------
TOTAL NONINTEREST EXPENSE         $60,601  $60,534  $    67     0.1
                                  =======  =======  =======

Salaries and employee benefits increased $1.4 million or 4.4% to $33.4 million in the first quarter of 2005 compared with the first quarter of 2004. Despite recognizing $0.9 million in severance, salary costs continued to decline in the first quarter of 2005 as a result of reduced headcount. However, incentive expense increased during the current quarter due to the realignment of incentive compensation programs. Employee benefits increased due to higher retirement benefit costs and payroll taxes. Citizens had 2,175 full time equivalent employees at March 31, 2005, down from 2,302 at March 31, 2004.

Occupancy costs increased $0.2 million or 4.1% to $5.6 million in the first quarter of 2005 compared with the first quarter of 2004. This increase was largely due to building rent and other expenses related to the opening of new branches and regional hubs in Southeast Michigan throughout 2004.

Professional services expense increased $0.3 million or 6.9% to $4.2 million in the first quarter of 2005 compared with the first quarter of 2004. This increase was a result of expenses related to work performed in 2005 to complete the evaluation, documentation, and testing of internal controls and issuance of the related reports to comply with Sarbanes-Oxley Section 404.

Equipment related costs decreased $0.3 million or 9.4% to $3.3 million for the first quarter of 2005 compared with the first quarter of 2004. This decrease was the result of lower equipment depreciation expense associated with the first quarter of 2004 change in Citizens' capitalization policy, along with reductions in software maintenance costs and spending on non-capital equipment.

Data processing services decreased $0.3 million or 7.6% to $3.4 million for the first quarter of 2005 compared with the first quarter of 2004 due to contract savings negotiated in the third quarter of 2004 with Citizens' core processing provider.

Advertising and public relations expense decreased $0.4 million or 18.6% to $1.7 million in the first quarter of 2005 compared with the first quarter of 2004. This decrease was largely due to advertising and marketing expenses incurred during the first quarter of 2004 to support Citizens' Southeast Michigan initiative.

Other loan fee expense decreased $0.8 million or 66.8% to $0.4 million for the first quarter of 2005 compared with the first quarter of 2004. This decrease was largely the result of lower provisioning to fund the reserve for unused commitments, due to improved credit quality and higher line utilization in the first quarter of 2005, as well as lower loan processing costs.

Other noninterest expenses, which include postage and delivery, telephone, stationery and supplies, intangible asset amortization, and other, were essentially unchanged at $8.7 million for the first quarter of 2005 compared with $8.8 million in the first quarter of 2004.

Citizens anticipates that noninterest expenses for the second quarter will be lower than the first quarter of 2005 due to anticipated reductions in benefits, incentives, and other expenses.

INCOME TAXES

Income tax provision was $7.0 million in the first quarter of 2005 compared with an income tax provision of $5.9 million during the same period in 2004. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 25.9% for the first quarter of 2005 and 25.2% for the same period of 2004. The effective tax rate is lower than the statutory rate due to tax-exempt interest and other permanent income tax differences. The effective tax rate increased slightly in the first quarter of 2005 compared to the same quarter of 2004 due to a higher ratio of taxable income to total income.

LINES OF BUSINESS RESULTS

Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments:
Commercial Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 20 to the Consolidated Financial Statements of the Corporation's 2004 Annual Report on Form 10-K and Note 5 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

                      Three Months
                         Ended
                        March 31,
                    -----------------
(in thousands)        2005     2004
-------------       -------  --------
Commercial Banking  $ 7,663  $  6,633
Consumer Banking      9,698     9,684
Wealth Management       448      (208)
Other                 2,271     1,334
                    -------  --------
  Net Income        $20,080  $ 17,443
                    =======  ========

COMMERCIAL BANKING

The increase in net income for the three month period ended March 31, 2005 was due to a decrease in the provision for loan losses, partially offset by declines in net interest income and noninterest income and higher noninterest expenses. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as a reduction in the level of specific reserves. Net interest income declined in the three month period ended March 31, 2005 as a result of lower average commercial loan balances due to lower demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting Citizens' risk parameters partially offset by higher deposits. The decline in loans occurred in most markets with the exception of Southeast Michigan, which experienced strong growth. Noninterest income declined due to lower deposit service charges due to the rising rate environment, which resulted in higher customer earnings credits against commercial deposit service charges based on commercial deposit balances, and line of credit fees related to a change in accounting methodology. Noninterest expense increased due to higher incentive compensation, employee benefits and professional service fees, partially offset by lower deferred origination-related compensation, advertising and promotion, and loan fees.

CONSUMER BANKING

The slight increase in net income for the three months ended March 31, 2005 compared to the same period of the prior year was due to a reduction in noninterest expense and provision for loan losses. The improvement in noninterest expense and provision was mitigated by a decline in net interest income and noninterest income. Net interest income was lower as a result of a mortgage mix shift, causing some compression in margin that was mostly offset by growth in home equity and indirect products. Noninterest income was lower for the period ended March 31, 2005 compared with the first quarter of 2004 due to gains recognized upon the sale of former branch and other bank premises in the first quarter of 2004. Noninterest expense improved due to Citizens' continued focus on expense management.

WEALTH MANAGEMENT

The increase in net income for the three month period ended March 31, 2005 was due to an increase in net interest income and noninterest income and a decline in noninterest expense. Noninterest income increased due to higher trust fees, brokerage fees, a performance-related penalty of $0.3 million received from a third party vendor, and the amortization of an upfront payment received from a third party vendor. Trust fees increased due to Citizens' sales management processes implemented during the first quarter of 2004 that focused on relationship management and new business development strategies. Brokerage income increased due to more business being referred-to financial consultants in Wealth Management from licensed personal bankers in Consumer Banking. Noninterest expense declined due to lower incentive compensation and professional services costs partially offset by a litigation settlement related to a trust account. The first quarter of 2004 included costs related to the implementation of the trust and investment accounting systems and operations with SEI Investments and the conversion of retirement services recordkeeping systems and operations to EPIC Advisors, Inc.

OTHER

Net income increased for the three month period ended March 31, 2005 as a result of higher net interest income and noninterest income, as well as a slight decrease in noninterest expense. Net interest income grew as a result of an increase in earning assets and a mix shift among liabilities from categories with a higher funding credit rates to ones with lower funding credit rates. The increase in noninterest income was due to higher payouts received from bank owned life insurance policies and a preference payment on Citizens' membership interest in the PULSE ATM network.

FINANCIAL CONDITION

Citizens' total assets at March 31, 2005 were $7.8 billion, an increase of $70.7 million or 0.9% from December 31, 2004 and an increase of $84.3 million or 1.1% compared with March 31, 2004. These increases were due to growth in total portfolio loans, which were partially offset by declines in the investment portfolio. Total deposits were $5.3 billion at March 31, 2005, essentially unchanged from December 31, 2004 and a decrease of $171.4 million or 3.1% compared with March 31, 2004. After considering the $155.3 million reduction in deposits as a result of the Illinois Bank sale, the decline in deposits since the first quarter of 2004 occurred largely within time deposits, reflecting Citizens' less aggressive pricing posture during the low interest rate environment. Additionally, Citizens experienced a shift of customer deposits from interest-bearing demand and time deposits to promotional rate savings products throughout the year.

INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS

Total average investments, including money market investments, comprised 25.5% of average earning assets during the first three months of 2005 compared with 26.0% for the fourth quarter of 2004 and 27.2% for the first three months of 2004. The decrease from both periods of 2004 was primarily a result of the sale of the Illinois Bank in the third quarter of 2004.

PORTFOLIO LOANS

Portfolio loans increased $36.5 million or 0.7% compared with December 31, 2004 and $225.9 million or 4.3% compared with March 31, 2004 as both consumer and commercial loans increased from the end of the first quarter of 2004 despite the $78.5 million reduction at the date of the Illinois Bank sale.

Consumer loans, excluding mortgage loans, increased $165.6 million or 9.1% at March 31, 2005 compared with March 31, 2004 due to a well executed sales process and a number of successful sales campaigns. Total consumer loans, excluding mortgage loans, remained essentially unchanged from December 31, 2004 due to increased competition in home equity rates within our markets and seasonality in the indirect portfolio. Since March 31, 2004, direct consumer loans increased $89.0 million or 8.2% and indirect loans increased $76.6 million or 10.3% due to growth in the recreational vehicle and marine segments from continued emphasis on service and maintaining strong relationships with existing dealers.

Portfolio mortgage loans were $496.0 million at March 31, 2005, a decrease of $12.3 million or 2.4% from December 31, 2004 and an increase of $16.4 million or 3.4% compared with March 31, 2004. The increase in the mortgage portfolio from the end of the first quarter of 2004 occurred due to slower refinance activity. Citizens continues to sell most new fixed rate production into the secondary market and to hold most new ARM volume. Closed mortgage loan volume declined to $108.5 million in the first quarter of 2005 compared with $132.9 million in the fourth quarter of 2004. The decrease in the mortgage portfolio from the end of the fourth quarter of 2004 was due to seasonally reduced activity in construction financing.

Commercial and commercial real estate loans at March 31, 2005 increased $50.8 million or 1.8% from December 31, 2004 and $43.9 million or 1.5% compared with March 31, 2004. The increases were a result of continued strong growth in the Southeast Michigan market, increased focus on the sales management process and several new relationships in key Michigan and Wisconsin markets, which were partially offset by a continued reduction of exposure on credits not meeting Citizens' risk parameters.

At March 31, 2005 and 2004, $46.9 million and $46.8 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale were $34.6 million at March 31, 2005, up $6.6 million or 23.5% compared with December 31, 2004 and $1.5 million or 4.4% higher compared with March 31, 2004. These balances generally track the level of originations, as Citizens sells most fixed rate new residential mortgage loan production into the secondary market due to the long-term interest rate risk. Closed mortgage loan volume was $109 million in the first quarter of 2005 compared with $107 million in the first quarter of 2004. New mortgage loan production was spurred during the first quarter of 2005 by a strong refinance market as a result of the low interest rate environment. Average mortgage loans held for sale during the first three months of 2005 comprised 0.3% of average earning assets compared with 0.4% during the same period of 2004. Mortgage loans held for sale are accounted for on the lower of cost or market basis.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience during the three months ended March 31, 2005 and 2004 is provided below.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 -----------------------
(in thousands)                                                                      2005         2004
--------------                                                                   ----------   ----------
Allowance for loan losses - beginning of period                                  $  122,184   $  123,545

Provision for loan losses                                                             3,000        7,000

Charge-offs:
     Commercial                                                                       2,463        5,921
     Commercial real estate                                                             678        1,151
                                                                                 ----------   ----------
        Total commercial                                                              3,141        7,072
     Residential mortgage                                                               324          193
     Direct consumer                                                                  1,424        1,629
     Indirect consumer                                                                2,236        1,892
                                                                                 ----------   ----------
            Total charge-offs                                                         7,125       10,786
                                                                                 ----------   ----------

Recoveries:
     Commercial                                                                       1,162        2,350
     Commercial real estate                                                             707          432
                                                                                 ----------   ----------
        Total commercial                                                              1,869        2,782
     Residential mortgage                                                               ---           13
     Direct consumer                                                                    343          437
     Indirect consumer                                                                  674          712
                                                                                 ----------   ----------
            Total recoveries                                                          2,886        3,944
                                                                                 ----------   ----------
Net charge-offs                                                                       4,239        6,842
                                                                                 ----------   ----------
Allowance for loan losses - end of period                                        $  120,945   $  123,703
                                                                                 ==========   ==========

Portfolio loans outstanding at period end (1)                                    $5,429,842   $5,203,961
Average portfolio loans outstanding during period (1)                             5,399,215    5,196,671
Allowance for loan losses as a percentage of portfolio loans                           2.23%        2.38%
Ratio of net charge-offs during period to average portfolio loans (annualized)         0.32         0.53

(1) Balances exclude mortgage loans held for sale.

Net charge-offs decreased to $4.2 million or 0.32% of average portfolio loans in the first quarter of 2005 compared with $6.8 million or 0.53% of average portfolio loans in the first quarter of 2004. The reduction in net charge-offs was primarily in the commercial portfolio, reflecting the ongoing, aggressive efforts to address problematic credits.

The provision for loan losses decreased to $3.0 million in the first quarter of 2005 compared with $7.0 million in the first quarter of 2004. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as a reduction in the level of specific reserves.

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses in 2005. The Corporation's methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation's evaluation of a number of other risk factors discussed below. This methodology is discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in Citizens' 2004 Annual Report on Form 10-K.

The allowance for loan losses totaled $120.9 million or 2.23% of loans at March 31, 2005, a decrease of $1.2 million and $2.8 million from December 31, 2004 and March 31, 2004 respectively. At March 31, 2005, the allowance allocated to specific commercial and commercial real estate credits was $14.3 million compared with $15.3 million at December 31, 2004. The decrease was attributable to a number of the underlying credits being repaid. Criticized and classified credits subject to specific reserves were $38.1 million as of March 31, 2005 compared with $35.0 million at December 31, 2004.

The total formula risk allocated allowance was relatively unchanged at $84.0 million as of March 31, 2005, compared with $84.6 million at December 31, 2004. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $61.4 million at March 31, 2005 compared with $59.2 million at December 31, 2004 due to increased balances in the loan portfolio. The risk allocated allowance for residential real estate loans decreased to $5.8 million at March 31, 2005 compared with $6.2 million at December 31, 2004, reflecting a lower loss allocation factor applied to the mortgage portfolio. The risk allocated allowance for consumer loans, excluding mortgage loans, decreased to $16.7 million at March 31, 2005 compared with $19.2 million at December 31, 2004, reflecting a lower loss allocation factor.

The general valuation allowances remained relatively flat at $22.7 million at March 31, 2005, compared with $22.3 million at December 31, 2004. The general valuation allowances portion of the allowance is maintained to address the uncertainty relating to factors affecting the determination of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation's specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions, uncertainties related to interpreting the Corporation's internal underwriting guidelines, illegal activities by customers, and changes in the composition of the Corporation's portfolio. The increase in the general valuation allowances resulted from additional uncertainty in the small business and home equity portfolios.

The amount of the provision for loan losses is based on the Corporation's review of the historical credit loss experience and such factors that, in Citizens judgment, deserve consideration under existing economic conditions in estimating potential credit losses. While the Corporation considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates.

Based on current business trends and continued improvement in nonperforming loans and the overall risk in the loan portfolio, Citizens anticipates net charge-offs and provision expense in the second quarter will be consistent with the first quarter of 2005.

NONPERFORMING ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and repossessed assets that are mostly real estate related. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of March 31, 2005, December 31, 2004 and March 31, 2004.

NONPERFORMING ASSETS

                                                                      MARCH 31,   December 31,   March 31,
(in thousands)                                                          2005         2004          2004
--------------                                                        ---------   ------------   ---------
Nonperforming Loans
    Nonaccrual Commercial:
     Commercial                                                        $12,991       $13,774      $26,411
     Commercial real estate                                             11,004        14,464       15,310
                                                                       -------       -------      -------
      Total commercial                                                  23,995        28,238       41,721
    Nonaccrual Consumer:
     Direct                                                              3,474         3,518        3,471
     Indirect                                                            1,025         2,420        1,087
                                                                       -------       -------      -------
      Total consumer                                                     4,499         5,938        4,558
    Nonaccrual Mortgage:                                                 8,099         8,643        8,286
                                                                       -------       -------      -------
      Total nonaccrual loans                                            36,593        42,819       54,565
    Loans 90 days past due and still accruing                               11            40          201
    Restructured loans                                                      42            42           52
                                                                       -------       -------      -------
      Total nonperforming loans                                         36,646        42,901       54,818
Other Repossessed Assets Acquired (ORAA)                                 7,118         7,946        7,592
                                                                       -------       -------      -------
      Total nonperforming assets                                       $43,764       $50,847      $62,410
                                                                       =======       =======      =======

Nonperforming assets as a percent of portfolio loans plus ORAA (1)        0.80%         0.94%        1.20%
Nonperforming assets as a percent of total assets                         0.56          0.66         0.81
Allowance for loan loss as a percent of nonperforming loans             330.04        284.80       225.66
Allowance for loan loss as a percent of nonperforming assets            276.36        240.30       198.21

(1) Portfolio loans exclude mortgage loans held for sale.

Nonperforming assets totaled $43.8 million at March 31, 2005, a decrease of $7.1 million or 13.9% compared with December 31, 2004 and a decrease of $18.6 million or 29.9% compared with March 31, 2004. Nonperforming assets at March 31, 2005 represented 0.80% of portfolio loans plus other repossessed assets acquired compared with 0.94% at December 31, 2004 and 1.20% at March 31, 2004. Loans added to the commercial nonperforming loan category decreased to $11.2 million in the first quarter of 2005 compared with $11.7 million in the first quarter of 2004 and $18.4 million in the fourth quarter of 2004 while loans removed from that category totaled $15.4 million for the first quarter of 2005 compared with $25.1 million in the first quarter of 2004 and $18.9 million in the fourth quarter of 2004.

In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of March 31, 2005, such loans amounted to $167.4 million, or 3.2% of total portfolio loans, compared with $155.6 million, or 2.9% of total portfolio loans as December 31, 2004 and 4.2% of total portfolio loans as of March 31, 2004. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.

Some of the Corporation's nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Corporation maintains a valuation allowance for impaired loans as a part of the specific allocated allowance. Total loans considered impaired and their related reserve balances at March 31, 2005, December 31, 2004 and March 31, 2004 as well as their effect on interest income for the first quarter of 2005 and 2004 and fourth quarter of 2004 follows:

IMPAIRED LOAN INFORMATION

                                                               Balances                            Valuation Reserve
                                                 ------------------------------------     -----------------------------------
                                                  MARCH 31,   December 31,  March 31,     MARCH 31,   December 31,  March 31,
(in thousands)                                      2005         2004         2004           2005        2004         2004
--------------                                   -----------  ------------  ---------     ---------   ------------  ---------
Balances -
 Impaired loans with valuation reserve             $ 32,774     $ 27,118     $ 45,500      $ 13,478     $ 12,405     $ 16,413
 Impaired loans with no valuation reserve            14,447       14,529       21,750           ---          ---          ---
                                                   --------     --------     --------      --------     --------     --------
     Total impaired loans                          $ 47,221     $ 41,647     $ 67,250      $ 13,478     $ 12,405     $ 16,413
                                                   ========     ========     ========      ========     ========     ========
 Impaired loans on nonaccrual basis                $ 23,995     $ 28,238     $ 41,772      $  3,959     $  6,372     $  4,558
 Impaired loans on accrual basis                     23,226       13,409       25,478         9,519        6,033       11,855
                                                   --------     --------     --------      --------     --------     --------
     Total impaired loans                          $ 47,221     $ 41,647     $ 67,250      $ 13,478     $ 12,405     $ 16,413
                                                   ========     ========     ========      ========     ========     ========

Average balance for the quarter                    $ 44,434     $ 45,021     $ 69,479
Interest income recognized for the quarter              266          238          292
Cash collected applied to outstanding principal         458          498          438

DEPOSITS

Total deposits were $5.3 billion at March 31, 2005, essentially unchanged from December 31, 2004 and decreased $171.4 million or 3.1% compared with March 31, 2004. After considering the $155.3 million reduction in deposits as a result of the Illinois Bank sale, the decline in deposits since the first quarter of 2004 occurred largely within time deposits, reflecting Citizens' less aggressive pricing posture during the low interest rate environment. Additionally, Citizens experienced a shift of customer deposits from interest-bearing demand and time deposits to promotional rate savings products throughout the year. Core deposits, which exclude time deposits, totaled $3.6 billion at March 31, 2005, essentially unchanged from March 31, 2004 and representing a decrease of $110.8 million or 3.0% from December 31, 2004. The decrease in core deposits from the end of the fourth quarter of 2004 is largely the result of a decline in interest-bearing checking and promotional savings products as the higher rate environment is prompting clients to migrate their funds into time deposits with higher yields and to promotional rate products within the market. Time deposits totaled $1.7 billion at March 31, 2005, representing an increase of $100.6 million or 6.2% from December 31, 2004 and decrease of $190.1 million or 10.0% compared with March 31, 2004.

Citizens gathers deposits primarily within local markets and have not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At March 31, 2005, Citizens had approximately $153 million in brokered deposits, compared to $165 million at December 31, 2004 and $145 million at March 31, 2004. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, at March 31, 2005 Citizens had approximately $639 million of time deposits greater than $100,000, compared to $650 million at December 31, 2004 and $492 million at March 31, 2004. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to avoid use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, FHLB advances and Treasury Tax and Loan notes. As of March 31, 2005, short-term borrowings totaled $860.1 million, an increase of $135.3 million or 18.7% compared with December 31, 2004 and an increase of $300.7 million or 53.8% compared with March 31, 2004. For the three months ended March 31, 2005, average short-term borrowed funds totaled $717.9 million, an increase of $209.7 million, or 41.3% from the same period of 2004. The increase in short-term borrowings provided funding to support growth in portfolio loans and partially offset a decrease in average deposits.

Long-term debt consists almost entirely of advances from the FHLB to our subsidiary banks, and subordinated notes issued by our Holding Company. Average long-term debt for the first three months of 2005 was $927.5 million, a decrease of $11.2 million or 1.2% compared with the same period in 2004, and a decrease of $19.1 million or 2.0% compared to the fourth quarter of 2004.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support further expansion. The Corporation's regulatory capital ratios are consistently at or above the "well-capitalized" standards and all bank subsidiaries have sufficient capital to maintain a well capitalized designation. The Corporation's capital ratios as of March 31, 2005, December 31, 2004 and March 31, 2004 are presented below.

CAPITAL RATIOS

                     Regulatory Minimum
                     ------------------
                           "Well-                 MARCH 31,   December 31,   March 31,
                        Capitalized"                2005          2004          2004
                     ------------------           ---------   ------------   ---------
Risk based:

Tier 1 capital              6.00%                    9.97%         9.96%       10.07%
Total capital              10.00                    13.32         13.32        13.53

Tier 1 leverage             5.00                     7.83          7.84         7.61

Shareholders' equity at March 31, 2005 was $645.6 million, compared with $654.3 million at December 31, 2004 and $654.2 million as of March 31, 2004. Book value per common share at March 31, 2005, December 31, 2004 and March 31, 2004 was $14.95, $15.13 and $15.09, respectively. Citizens declared and paid cash dividends of $0.285 per share in the first quarter of 2005, the same as in the first quarter of 2004. During the first quarter of 2005, the Holding Company repurchased a total of 86,000 shares for $2.6 million. Information regarding the Corporation's share repurchase program is set forth later in this report under
Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds."

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual obligations and off-balance sheet arrangements are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Corporation's 2004 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business during the most recent quarter.

LIQUIDITY AND DEBT CAPACITY

Citizens monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion, and to take advantage of unforeseen opportunities. Citizens manages the liquidity of its Holding Company to pay dividends to shareholders, to service debt, to invest in subsidiaries, and to satisfy other operating requirements. It also manages the liquidity of its subsidiary banks to meet client cash flow needs while maintaining funds available for loan and investment opportunities.

Citizens' subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks where the subsidiary banks are members.

The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of April 1, 2005, the subsidiary banks are able to pay dividends of $74.0 million to the Holding Company without prior regulatory approval.

An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $60 million short-term revolving credit facility with three unaffiliated banks. As of March 31, 2005, there was no outstanding balance under this credit facility. The current facility will mature in August 2005 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of March 31, 2005.

Citizens' Southeast Michigan branch expansion plan will pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. Management anticipates that through a combination of wholesale funding and deposit generation from both the new Southeast Michigan branches and the existing branch network, the Corporation will be able to fund all aspects of the expansion plan. In addition, the combined effect of the third quarter 2004 sale of the Illinois Bank, the prepayment of FHLB advances, and the replacement of the prepaid advances with lower rate borrowings had a neutral impact on liquidity.

Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation's future cash requirements in connection with them. Further information on these commitments is presented in Note 10 to the Consolidated Financial Statements in this report. Citizens has sufficient liquidity and capital resources to meet presently known short-term and long-term cash flow requirements.

Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens' credit ratings were reviewed and affirmed by Moody's Investor Service on January 27, 2005. On April 21, 2005, Dominion Bond Rating Service
(DBRS) assigned ratings to Citizens of R-2 (high) for short-term instruments, BBB (high) for issuer and senior debt and BBB for subordinated debt. DBRS defines short-term debt rated R-2 (high) to be at the upper end of its adequate credit quality classification. Long-term debt rated BBB is defined as adequate credit quality. Long-term debt categories are denoted by the subcategories "high" and "low". The absence of a "high" or "low" designation indicates the rating is in the "middle" of the category. Credit ratings relate to the Corporation's ability to issue long-term debt and should not be viewed as an indication of future stock performance.

INTEREST RATE RISK

Interest rate risk arises when there is a mismatch in the timing of the repricing of assets and liabilities, typically as a result of option risk, which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Many assets and liabilities contain embedded options which allow customers, and entities associated with Citizens' investments and wholesale funding, to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and those market rates have changed by different amounts. Asset, liability, and off-balance sheet portfolios are monitored to ensure comprehensive management of interest rate risk. The asset/liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Citizens' static interest rate sensitivity (GAP) as of March 31, 2005 and 2004 is presented in the following table.

INTEREST RATE SENSITIVITY

                                                                             TOTAL
                                             0 - 3      4 - 6     7 - 12     WITHIN      1 - 5       Over
(dollars in millions)                        Months     Months    Months    1 YEAR       Years      5 Years     Total
---------------------                      ---------   -------   -------   ---------   ---------   --------   ---------
MARCH 31, 2005
    RATE SENSITIVE ASSETS(1)
      Portfolio loans (2)                  $ 2,626.3   $ 217.7   $ 364.2   $ 3,208.2   $ 1,868.9   $  352.7   $ 5,429.8
      Mortgage loans held for sale              34.6       ---       ---        34.6         ---        ---        34.6
      Investment securities                     65.6      38.2      86.1       189.9     1,147.4      554.9     1,892.2
      Short-term investments                     1.6       ---       ---         1.6         ---        ---         1.6
                                           ---------   -------   -------   ---------   ---------   --------   ---------
         Total                             $ 2,728.1   $ 255.9   $ 450.3   $ 3,434.3   $ 3,016.3   $  907.6   $ 7,358.2
                                           =========   =======   =======   =========   =========   ========   =========
    RATE SENSITIVE LIABILITIES
      Deposits (3)                         $ 1,891.9   $ 244.9   $ 397.3   $ 2,534.1   $ 1,077.7   $  785.9   $ 4,397.7
      Other interest bearing liabilities     1,002.2       ---       0.7     1,002.9       579.3      179.8     1,762.0
                                           ---------   -------   -------   ---------   ---------   --------   ---------
         Total                             $ 2,894.1   $ 244.9   $ 398.0   $ 3,537.0   $ 1,657.0   $  965.7   $ 6,159.7
                                           =========   =======   =======   =========   =========   ========   =========
      Derivatives                          $    44.0   $(135.0)  $   ---   $   (91.0)  $  (104.0)  $  195.0   $     ---
                                           =========   =======   =======   =========   =========   ========   =========

    Period GAP (4)                         $  (122.0)  $(124.0)  $  52.3   $  (193.7)  $ 1,255.3   $  136.9   $ 1,198.5
    Cumulative GAP                            (122.0)   (246.0)   (193.7)                1,061.6    1,198.5

MARCH 31, 2004
    RATE SENSITIVE ASSETS(1)
      Portfolio loans (2)                  $ 2,506.2   $ 257.9   $ 454.0   $ 3,218.1   $ 1,726.0   $  259.8   $ 5,203.9
      Mortgage loans held for sale              33.2       ---       ---        33.2         ---        ---        33.2
      Investment securities                    177.0      97.8     296.6       571.4       946.1      521.9     2,039.4
      Short-term investments                     2.1       ---       ---         2.1         ---        ---         2.1
                                           ---------   -------   -------   ---------   ---------   --------   ---------
         Total                             $ 2,718.5   $ 355.7   $ 750.6   $ 3,824.8   $ 2,672.1   $  781.7   $ 7,278.6
                                           =========   =======   =======   =========   =========   ========   =========
    RATE SENSITIVE LIABILITIES
      Deposits (3)                         $ 1,261.1   $ 579.6   $ 755.4   $ 2,596.1   $ 1,744.0   $  229.5   $ 4,569.6
      Other interest bearing liabilities       559.6      25.0     120.8       705.4       358.8      436.3     1,500.5
                                           ---------   -------   -------   ---------   ---------   --------   ---------
         Total                             $ 1,820.7   $ 604.6   $ 876.2   $ 3,301.5   $ 2,102.8   $  665.8   $ 6,070.1
                                           =========   =======   =======   =========   =========   ========   =========
      Derivatives                          $   (50.0)  $(125.0)  $   ---   $  (175.0)  $    25.0   $  150.0   $     ---
                                           =========   =======   =======   =========   =========   ========   =========
    Period GAP (4)                         $   847.8   $(373.9)  $(125.6)  $   348.3   $   594.3   $  265.9   $ 1,208.5
    Cumulative GAP                             847.8     473.9     348.3                   942.6    1,208.5

(1) Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)   Balances exclude mortgage loans held for sale.

(3) Includes interest bearing savings and demand deposits without contractual maturities of $1.5 billion in the less than one year category and $1.2 billion in the over one year category as of March 31, 2005. The same amounts as of March 31, 2004 were $1.2 billion and $1.4 billion, respectively. These amounts reflect management's assumptions regarding deposit repricing behavior and tenor.

(4)   GAP is the excess of rate sensitive assets (liabilities).

As shown, as of March 31, 2005 rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $193.7 million or 2.6% of total assets, compared to rate sensitive assets repricing within one year exceeding rate sensitive liabilities repricing within one year by $348.3 million or 4.8% of total assets as of March 31, 2004. These results suggest an interest rate risk position which is not significantly mismatched. GAP analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis. Since no single risk measurement approach satisfies all management objectives, a combination of techniques is used, including income simulation, repricing gap analysis, and economic value of equity analysis.

From time-to-time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk in conjunction with mortgage banking operations. These currently include interest rate swaps and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the "counter-party") to exchange interest payment streams based upon an assumed principal amount (the "notional amount"). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts and payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change.

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of March 31, 2005, Citizens had forward commitments to sell mortgage loans of $44.0 million. Further discussion of derivative instruments is included in Note 8 to the Consolidated Financial Statements.

Citizens uses income simulation modeling as its principal interest rate risk measurement technique. Key assumptions in the model include prepayment speeds on various loan and investment assets to determine customers' ability to pay on loans prior to the principal or due date or maturity date, cash flows and maturities of financial instruments, changes in market conditions, loan and deposit volumes, pricing, client preferences, and Citizens' financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and, as a result, the model cannot precisely estimate net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.

Simulations were performed as of March 31, 2005 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income would be expected to decline by 0.6% and 1.9%, respectively, from what it would be if rates were to remain at March 31, 2005 levels. An immediate 100 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 0.9% from what it would be if rates remain constant over the entire time period at March 31, 2005 levels. These results represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A flattening of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens' 2004 Annual Report on Form 10-K, except as set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Citizens in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission's rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes were made to the Corporation's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                     Total Number of       Maximum Number of
                                                                   Shares Purchased as    Shares that May Yet
                                                                    Part of Publicly       Be Purchased Under
                          Total Number of    Average Price Paid    Announced Plans or    The Plans or Programs
   Period                Shares Purchased        Per Share             Programs                  (a)
-------------            ----------------    ------------------    -------------------   ---------------------
January 2005                     ---                 ---                     ---                2,850,200
February 2005                 15,000               31.28                  15,000                2,835,200
March 2005                    71,000               30.27                  71,000                2,764,200
                              ------              ------                  ------                ---------
Total                         86,000               30.45                  86,000                2,764,200
                              ======              ======                  ======                =========

(a) In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of March 31, 2005, 2,764,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens' capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

ITEM 6. EXHIBITS

      10.19 * 2005 Management Incentive Plan

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

      32.1 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act

* Portions of this exhibit have been omitted pursuant to Citizens' request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITIZENS BANKING CORPORATION

Date: May 6, 2005                    By /s/ Charles D. Christy
                                        ----------------------------------------
                                        Charles D. Christy
                                        Chief Financial Officer
                                        (Principal Financial Officer, Principal
                                        Accounting Officer and duly authorized
                                        officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.19       * 2005 Management Incentive Plan
   31.1        Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act
   31.2        Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act
   32.2        Certification pursuant to 18 U.S.C. Section 1350 and Rule
               13a-14(b) of the Securities Exchange Act

* Portions of this exhibit have been omitted pursuant to Citizens' request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.