Form 10-Q
period 2005-06-30
CITIZENS BANKING CORP
filed 2005-08-08
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(810) 766-7500
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, No Par Value	43,298,368 Shares

Citizens Banking Corporation

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004
	(unaudited)	(Note 1)	(unaudited)

Assets
Cash and due from banks	$163,461	$153,474	$173,117
Interest-bearing deposits with banks	1,128	1,769	2,169
Investment Securities:
Available-for-sale:
U.S. Treasury and federal agency securities	1,341,398	1,348,199	1,452,159
State and municipal securities	379,625	395,878	410,635
Other securities	56,118	70,447	70,763
Held-to-maturity:
State and municipal securities (fair value of $69,263, $54,749 and $41,232, respectively)	67,813	54,035	42,523

Total investment securities	1,844,954	1,868,559	1,976,080
Mortgage loans held for sale	29,751	28,038	26,323
Loans:
Commercial	1,634,924	1,633,698	1,632,726
Commercial real estate	1,334,169	1,255,913	1,254,588
Residential mortgage loans	524,735	508,234	481,132
Direct consumer	1,186,659	1,169,618	1,131,827
Indirect consumer	842,741	825,902	800,476

Total loans	5,523,228	5,393,365	5,300,749
Less: Allowance for loan losses	(119,967)	(122,184)	(123,805)

Net loans	5,403,261	5,271,181	5,176,944
Premises and equipment	120,353	117,944	118,675
Goodwill	54,527	54,527	54,785
Other intangible assets	12,582	14,033	15,482
Bank owned life insurance	83,183	82,613	81,452
Other assets	112,737	113,895	122,880

Total assets	$7,825,937	$7,706,033	$7,747,907

Liabilities
Noninterest-bearing deposits	$927,270	$898,820	$919,924
Interest-bearing demand deposits	1,008,599	1,150,332	1,268,185
Savings deposits	1,475,220	1,638,295	1,435,088
Time deposits	1,789,649	1,612,313	1,738,237

Total deposits	5,200,738	5,299,760	5,361,434
Federal funds purchased and securities sold under agreements to repurchase	930,499	671,660	700,279
Other short-term borrowings	17,952	53,114	47,641
Other liabilities	78,072	77,276	79,415
Long-term debt	936,527	949,921	931,390

Total liabilities	7,163,788	7,051,731	7,120,159
Shareholders’ Equity
Preferred stock — no par value	—	—	—
Common stock — no par value	94,100	97,180	99,333
Retained earnings	555,017	539,128	523,581
Accumulated other comprehensive income	13,032	17,994	4,834

Total shareholders’ equity	662,149	654,302	627,748

Total liabilities and shareholders’ equity	$7,825,937	$7,706,033	$7,747,907

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Banking Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Interest Income
Interest and fees on loans	$83,475	$74,073	$162,747	$147,779
Interest and dividends on investment securities:
Taxable	14,979	16,021	29,667	31,463
Tax-exempt	5,147	5,279	10,344	10,523
Money market investments	18	2	27	4

Total interest income	103,619	95,375	202,785	189,769

Interest Expense
Deposits	19,122	15,892	37,193	32,343
Short-term borrowings	6,700	1,798	11,141	3,070
Long-term debt	9,018	8,467	17,439	16,810

Total interest expense	34,840	26,157	65,773	52,223

Net Interest Income	68,779	69,218	137,012	137,546
Provision for loan losses	1,396	4,500	4,396	11,500

Net interest income after provision for loan losses	67,383	64,718	132,616	126,046

Noninterest Income
Service charges on deposit accounts	8,822	9,069	17,109	17,111
Trust fees	4,503	4,528	8,915	8,838
Mortgage and other loan income	2,074	3,047	4,434	5,303
Brokerage and investment fees	2,284	2,651	3,883	4,433
Bankcard fees	961	911	1,801	1,694
Other	4,465	4,650	9,422	9,989

Total fees and other income	23,109	24,856	45,564	47,368
Investment securities gains (losses)	37	(2,053)	43	(2,053)

Total noninterest income	23,146	22,803	45,607	45,315
Noninterest Expense
Salaries and employee benefits	32,351	33,185	65,702	65,124
Occupancy	5,685	4,922	11,245	10,264
Professional services	3,726	4,281	7,925	8,209
Equipment	4,937	3,668	8,238	7,310
Data processing services	3,499	3,440	6,868	7,086
Advertising and public relations	1,820	2,038	3,566	4,183
Postage and delivery	1,520	1,862	3,110	3,418
Telephone	1,465	1,451	2,906	2,985
Other loan expenses	874	1,631	1,249	2,760
Stationery and supplies	602	916	1,521	1,758
Intangible asset amortization	724	724	1,449	1,449
Other	3,787	4,025	7,812	8,131

Total noninterest expense	60,990	62,143	121,591	122,677

Income Before Income Taxes	29,539	25,378	56,632	48,684
Income tax provision	8,974	6,656	15,987	12,519

Net Income	$20,565	$18,722	$40,645	$36,165

Net Income Per Common Share:
Basic	$0.48	$0.43	$0.94	$0.83
Diluted	0.47	0.43	0.93	0.83
Cash Dividends Declared Per Common Share	0.285	0.285	0.570	0.570
Average Common Shares Outstanding:
Basic	43,160	43,292	43,192	43,303
Diluted	43,424	43,752	43,534	43,806
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2004	$100,314	$512,045	$22,803	$635,162
Comprehensive income, net of tax:
Net income		36,165		36,165
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income			(17,476)
Net change in unrealized gain/(loss) on qualifying cash flow hedges			(493)

Other comprehensive income total				(17,969)

Total comprehensive income				18,196
Exercise of stock options, net of shares purchased	4,492			4,492
Tax benefit on non-qualified stock options	1,045			1,045
Net change in deferred compensation, net of tax	111			111
Cash dividends declared on common shares — $0.570 per share		(24,629)		(24,629)
Shares acquired for retirement	(6,629)			(6,629)

Balance — June 30, 2004	$99,333	$523,581	$4,834	$627,748

Balance at January 1, 2005	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income		40,645		40,645
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income			(5,455)
Net change in unrealized gain/(loss) on qualifying cash flow hedges			493

Other comprehensive income total				(4,962)

Total comprehensive income				35,683
Exercise of stock options, net of shares purchased	2,376			2,376
Net change in deferred compensation, net of tax	124			124
Recognition of stock-based compensation		(126)		(126)
Cash dividends declared on common shares — $0.570 per share		(24,630)		(24,630)
Shares acquired for retirement	(5,580)			(5,580)

Balance — June 30, 2005	$94,100	$555,017	$13,032	$662,149

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Operating Activities:
Net income	$40,645	$36,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,396	11,500
Depreciation and amortization	7,967	6,081
Amortization of goodwill and other intangibles	1,449	1,450
Net amortization on investment securities	2,686	5,174
Investment securities (gains) losses	(43)	2,053
Loans originated for sale	(163,021)	(213,628)
Proceeds from sales of mortgage loans held for sale	163,787	232,367
Net gains from loan sales	(2,479)	(2,501)
Net change in deferred compensation, net of tax effect	124	—
Stock-based compensation	(126)	111
Other	6,490	6,626

Net cash provided by operating activities	61,875	85,398
Investing Activities:
Net decrease (increase) in money market investments	641	(97)
Securities available-for-sale:
Proceeds from sales	—	5,001
Proceeds from maturities and payments	222,357	209,001
Purchases	(196,008)	(216,475)
Securities held-to-maturity:
Purchases	(13,780)	(22,663)
Net increase in loans and leases	(136,476)	(64,171)
Net increase in properties and equipment	(10,376)	(11,972)

Net cash used by investing activities	(133,642)	(101,376)
Financing Activities:
Net (decrease) increase in demand and savings deposits	(276,358)	140,834
Net increase (decrease) in time deposits	177,336	(221,667)
Net increase in short-term borrowings	223,677	116,250
Proceeds from issuance of long-term debt	200,000	25,000
Principal reductions in long-term debt	(215,067)	(27,101)
Cash dividends paid	(24,630)	(24,629)
Proceeds from stock options exercised	2,376	4,492
Shares acquired for retirement	(5,580)	(6,629)

Net cash provided by financing activities	81,754	6,550

Net increase (decrease) in cash and due from banks	9,987	(9,428)
Cash and due from banks at beginning of period	153,474	182,545

Cash and due from banks at end of period	$163,461	$173,117

See notes to consolidated financial statements.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Banking Corporation and Subsidiaries
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation (“Citizens”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens’ 2004 Annual Report on Form 10-K.
Stock-based Compensation: Citizens’ stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Citizens had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, to its stock option awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$20,565	$18,722	$40,645	$36,165
Less pro forma expense related to options granted	(2,210)	(562)	(2,715)	(1,177)

Pro forma net income	$18,355	$18,160	$37,930	$34,988

Net income per share:
Basic — as reported	$0.48	$0.43	$0.94	$0.83
Basic — pro forma	0.43	0.42	0.88	0.81
Diluted — as reported	0.47	0.43	0.93	0.83
Diluted — pro forma	0.42	0.42	0.87	0.80
The increase in pro forma stock compensation expense for the three months ended June 30, 2005 was the result of accelerating the vesting of certain options granted during 2003 and 2004. As required by SFAS 123, this modification was treated as an exchange of the original awards for new awards. Consequently, additional pro forma stock compensation expense of $1.4 million was recognized during the quarter.
The Corporation expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006, which is described in Note 2. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered beginning with the period in which SFAS 123R is adopted. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $0.4 million beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.
Note 2. Recent Accounting Pronouncements
Statements of Financial Accounting Standards
SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006 as a result of the SEC’s adoption of a new rule that amends the compliance dates for this standard.
SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.
Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In September 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Corporation.

Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	June 30, 2005				December 31, 2004
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	1,033,183	1,028,795	3,181	7,569	1,057,401	1,056,208	4,246	5,439
Other	309,740	312,603	3,623	760	287,044	291,991	5,269	322
State and municipal	359,419	379,625	20,532	326	372,602	395,878	23,628	352
Mortgage and asset-backed	410	410	1	1	2,633	2,668	36	1
Other	55,623	55,708	87	2	67,685	67,779	96	2

Total available for sale	$1,758,375	$1,777,141	$27,424	$8,658	$1,787,365	$1,814,524	$33,275	$6,116

Held to Maturity:
State and municipal	67,813	69,263	1,511	61	54,035	54,749	849	135

Total held to maturity	$67,813	$69,263	$1,511	$61	$54,035	$54,749	$849	$135

Note 4. Other Intangible Assets
Citizens’ other intangible assets as of June 30, 2005, December 31, 2004 and June 30, 2004 are shown in the table below.

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004

Core deposit intangibles	$28,989	$28,989	$28,989
Accumulated amortization	16,407	14,957	13,508

Net core deposit intangibles	12,582	14,032	15,481
Minimum pension liability	—	1	1

Total other intangibles	$12,582	$14,033	$15,482

The estimated annual amortization expense for core deposit intangibles is expected to be $2.9 million in each year for 2005 through 2008 and $2.3 million in 2009.
Note 5. Lines of Business Information
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. During the first quarter of 2005, Citizens implemented a new intercompany cost allocation system, which utilizes improved unit cost and statistical information for assigning operational costs from the Other business line to Commercial Banking, Consumer Banking, and Wealth Management. The implementation of this system included changes to the methodology used to allocate costs among lines of business. Prior period information has been restated to reflect this change. Selected line of business segment information, as adjusted, for the three and six months ended June 30, 2005 and 2004 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2005

Net interest income (taxable equivalent)	$29,970	$37,816	$230	$4,087	$72,103
Provision for loan losses	2,194	(795)	(3)	—	1,396

Net interest income after provision	27,776	38,611	233	4,087	70,707
Noninterest income	3,057	12,541	6,196	1,352	23,146
Noninterest expense	17,586	32,813	5,639	4,952	60,990

Income before income taxes	13,247	18,339	790	487	32,863
Income tax expense (taxable equivalent)	4,639	6,420	282	957	12,298

Net income	$8,608	$11,919	$508	$(470)	$20,565

Average assets (in millions)	$2,913	$2,589	$22	$2,283	$7,807

Earnings Summary — Three Months Ended June 30, 2004 (1)

Net interest income (taxable equivalent)	$29,197	$37,860	$198	$5,319	$72,574
Provision for loan losses	2,464	2,038	(2)	—	4,500

Net interest income after provision	26,733	35,822	200	5,319	68,074
Noninterest income	3,383	14,549	6,071	(1,200)	22,803
Noninterest expense	17,567	35,370	5,580	3,626	62,143

Income before income taxes	12,549	15,001	691	493	28,734
Income tax expense (taxable equivalent)	4,570	5,301	332	(191)	10,012

Net income	$7,979	$9,700	$359	$(684)	$18,722

Average assets (in millions)	$2,818	$2,493	$18	$2,440	$7,769

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2005

Net interest income (taxable equivalent)	$58,615	$75,123	$446	$9,505	$143,689
Provision for loan losses	3,948	453	(5)	—	4,396

Net interest income after provision	54,667	74,670	451	9,505	139,293
Noninterest income	6,114	24,319	12,203	2,971	45,607
Noninterest expense	35,690	65,731	11,169	9,001	121,591

Income before income taxes	25,091	33,258	1,485	3,475	63,309
Income tax expense (taxable equivalent)	8,821	11,641	528	1,674	22,664

Net income	$16,270	$21,617	$957	$1,801	$40,645

Average assets (in millions)	$2,886	$2,579	$22	$2,281	$7,768

Earnings Summary — Six Months Ended June 30, 2004 (1)

Net interest income (taxable equivalent)	$58,095	$75,547	$387	$10,235	$144,264
Provision for loan losses	7,341	4,164	(5)	—	11,500

Net interest income after provision	50,754	71,383	392	10,235	132,764
Noninterest income	6,878	27,003	11,568	(134)	45,315
Noninterest expense	34,885	68,476	11,587	7,729	122,677

Income before income taxes	22,747	29,910	373	2,372	55,402
Income tax expense (taxable equivalent)	8,030	10,470	139	598	19,237

Net income	$14,717	$19,440	$234	$1,774	$36,165

Average assets (in millions)	$2,831	$2,437	$18	$2,419	$7,705

(1)	Certain amounts have been reclassified to conform to current year presentation.

Note 6. Long-term Debt
The components of long-term debt as of June 30, 2005, December 31, 2004 and June 30, 2004 are presented below.

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004

Federal Home Loan Bank advances	$785,125	$800,161	$785,856
Subordinated debt:
Notes maturing February 2013	125,621	123,948	119,693
Deferrable interest debenture maturing June 2033	25,774	25,774	25,774
Other borrowed funds	7	38	67

Total long-term debt	$936,527	$949,921	$931,390

Note 7. Pension Benefit Cost
The components of pension expense for the three and six months ended June 30, 2005 and June 30, 2004 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Defined Benefit Pension Plans
Service cost	$1,213	$1,164	$2,411	$2,312
Interest cost	1,300	1,311	2,612	2,610
Expected return on plan assets	(1,757)	(1,770)	(3,514)	(3,540)
Amortization of unrecognized:
Net transition asset	(1)	(2)	(3)	(5)
Prior service cost	49	58	99	116
Net actuarial loss	301	173	601	342

Net pension cost	$1,105	$934	$2,206	$1,835

Citizens previously disclosed in Note 13 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute approximately $0.5 million to the nonqualified supplemental benefit plans during 2005. As of June 30, 2005 $0.2 million of contributions have been made. Citizens anticipates that an additional $0.3 million of contributions will be made during the remaining two quarters of 2005. Financial market returns affect current and future contributions.
Note 8. Derivatives and Hedging Activities
SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.
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

Derivative Financial Instruments:

	June 30, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed Swaps	$235,000	$(16)	$185,000	$(1,134)
Pay Fixed Swaps	124,000	1,452	104,000	693
Customer initiated swaps and corresponding offsets	198,816	—	142,674	—
Interest rate lock commitments	36,730	83	17,165	108
Forward mortgage loan contracts	42,000	(226)	58,000	(68)

Total	$636,546	$1,293	$506,839	$(401)

Derivative Classifications and Hedging Relationships:

	June 30, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$124,000	$1,452	$104,000	$693
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	110,000	(991)	60,000	(456)
Hedging long-term debt	125,000	975	125,000	(678)
Derivatives Not Designated as Hedges:
Customer initiated swaps	198,816	—	142,674	—

Total	$557,816	$1,436	$431,674	$(441)

Note 9. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$20,565	$18,722	$40,645	$36,165

Denominator:
Basic earnings per share — weighted average shares	43,160	43,292	43,192	43,303
Effect of dilutive securities — potential conversion of employee stock options	264	460	343	503

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,424	43,752	43,535	43,806

Basic earnings per share	$0.48	$0.43	$0.94	$0.83

Diluted earnings per share	$0.47	$0.43	$0.93	$0.83

During the second quarter of 2005, employees exercised stock options to acquire 102,584 shares at an average exercise price of $23.25 per share.
Note 10. Commitments, Contingent Liabilities and Guarantees
The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 180 days prior to being funded and unused lines of credit are reviewed on a regular basis. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for goods and services provided. Performance standby letters of credit are irrevocable guarantees to various beneficiaries for the performance of contractual obligations of the Corporation’s clients. Commercial letters of credit may facilitate the shipment of goods and may also include direct pay letters of credit which afford our clients access to the public financing market. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements have fixed expiration dates, most expire unfunded and do not necessarily represent future liquidity requirements. Appropriate collateral is obtained based on management’s assessment of the client and may include receivables, inventories, real property and equipment.
Amounts available to clients under loan commitments and standby letters of credit follow:

	June 30,	December 31,
(in thousands)	2005	2004

Loan commitments and letters of credit:
Commitments to extend credit	$1,756,252	$1,769,968
Financial standby letters of credit	46,099	41,356
Performance standby letters of credit	7,974	6,198
Commercial letters of credit	226,842	207,460

	$2,037,167	$2,024,982

At June 30, 2005 and December 31, 2004, a liability of $3.6 million and $3.6 million, respectively, has been recorded for possible losses on commitments to extend credit and for the value of the guarantee obligations associated with certain letters of credit.
Note 11. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and six month periods ended June 30, 2005 and 2004 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$3,740	$36,057	$17,994	$22,803
Net unrealized (loss) gain on securities for the quarter, net of tax effect of $5,300 in 2005 and $(17,357) in 2004	9,844	(32,232)
Less: Reclassification adjustment for net (gains) losses included in net income for the quarter, net of tax effect of $(13) in 2005 and $719 in 2004	(24)	1,334
Net unrealized loss on securities for the period, net of tax effect of $(2,923) in 2005 and $(10,130) in 2004			(5,427)	(18,810)
Less: Reclassification adjustment for net (gains) losses included in net income for the period, net of tax effect of $(15) in 2005 and $719 in 2004			(28)	1,334
Net change in unrealized gain loss on cash flow hedges for the quarter, net of tax effect of $(284) in 2005 and $(175) in 2004	(528)	(325)
Net change in unrealized gain (loss) on cash flow hedges for the period, net of tax effect of $265 in 2005 and $(265) in 2004			493	(493)

Accumulated other comprehensive income, net of tax	$13,032	$4,834	$13,032	$4,834

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004

Summary of Operations (thousands)
Interest income	$103,619	$99,166	$97,170	$96,029	$95,375
Net interest income	68,779	68,233	68,480	69,301	69,218
Provision for loan losses	1,396	3,000	4,609	4,985	4,500
Total fees and other income	23,109	22,455	23,644	34,548	24,856
Investment securities gains (losses)	37	6	10	534	(2,053)
Noninterest expense	60,990	60,601	61,117	78,973	62,143
Income tax provision	8,974	7,013	6,122	779	6,656
Net income	20,565	20,080	20,286	19,646	18,722
Taxable equivalent adjustment	3,324	3,353	3,324	3,350	3,356
Cash dividends	12,304	12,326	12,326	12,331	12,284

Per Common Share Data
Basic net income	$0.48	$0.46	$0.47	$0.46	$0.43
Diluted net income	0.47	0.46	0.46	0.45	0.43
Cash dividends	0.285	0.285	0.285	0.285	0.285
Market value (end of period)	30.22	29.36	34.35	32.57	31.05
Book value (end of period)	15.31	14.95	15.13	15.03	14.51

At Period End (millions)
Assets	$7,826	$7,777	$7,706	$7,659	$7,748
Total loans including held for sale	5,553	5,464	5,421	5,319	5,327
Deposits	5,201	5,290	5,300	5,267	5,361
Shareholders’ equity	662	646	654	650	628

Average for the Quarter (millions)
Assets	$7,807	$7,728	$7,661	$7,669	$7,769
Total loans including held for sale	5,510	5,424	5,337	5,289	5,312
Deposits	5,254	5,349	5,258	5,336	5,435
Shareholders’ equity	654	649	649	637	628

Ratios (annualized)
Return on average assets	1.06%	1.05%	1.05%	1.02%	0.97%
Return on average shareholders’ equity	12.62	12.54	12.43	12.27	12.00
Net interest margin (FTE)(1)	3.92	3.96	3.97	4.02	3.98
Efficiency ratio(2)	64.06	64.44	64.21	63.86	63.78
Net loans charged off to average portfolio loans	0.17	0.32	0.35	0.38	0.34
Allowance for loan losses to portfolio loans	2.17	2.23	2.27	2.30	2.34
Nonperforming assets to portfolio loans plus ORAA (end of period)	0.89	0.80	0.94	0.99	1.10
Nonperforming assets to total assets (end of period)	0.63	0.56	0.66	0.68	0.75
Average equity to average assets	8.37	8.40	8.48	8.31	8.08
Leverage ratio	7.85	7.83	7.84	7.71	7.52
Tier 1 capital ratio	10.00	9.97	9.96	10.18	10.00
Total capital ratio	13.31	13.32	13.32	13.61	13.42

(1)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(2)	Efficiency Ratio = Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income). It measures how efficiently a bank spends its revenues. The fourth quarter 2004 excludes a special charge recovery of $0.2 million and the third quarter 2004 excludes the gain on the sale of the Illinois Bank subsidiary of $11.7 million and a prepayment penalty on FHLB advances of $18.0 million.

The efficiency ratio for the fourth and third quarters of 2004 would equal 64.03% and 73.67%, respectively, if these items were included in the calculation.

Introduction
The following commentary presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for the three and six month periods ended June 30, 2005. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2004 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2004 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer solely to Citizens Banking Corporation.
Forward —Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, as well as the following.
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, dividend funds from the subsidiaries to the Holding Company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ results of operations.

•	New accounting pronouncements may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations or complete any restructuring could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2004 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2004 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Results of Operations
Summary
Citizens earned net income of $20.6 million or $0.47 per diluted share for the three months ended June 30, 2005, compared with $20.1 million or $0.46 per diluted share for the first quarter of 2005 and $18.7 million or $0.43 per diluted share for the second quarter of 2004. Annualized returns on average assets and average equity for the second quarter of 2005 were 1.06% and 12.62%, respectively, compared with 1.05% and 12.54% for the first quarter of 2005 and 0.97% and 12.00% for the second quarter of 2004. Net income for the first six months of 2005 totaled $40.6 million or $0.93 per diluted share, which represents an increase in net income of $4.5 million or 12.4% and $0.10 per diluted share over the same period of 2004. Annualized returns on average assets and average equity for the six months ended June 30, 2005 were 1.06% and 12.58%, respectively, compared with 0.94% and 11.44% for the same period of 2004.
Results for the second quarter of 2005 reflect quality loan growth in all loan categories and the lowest quarter of net charge-offs in five years. On a linked quarter basis, improvements in net interest income, total fees and other income and lower provision for loan losses were partially offset by higher noninterest expense and income tax provision. When compared to the second quarter of 2004, improvements in the provision for loan losses and noninterest expense and a net gain on sales of securities were partially offset by lower net interest income and total fees and other income as well as higher income tax provision. The effects of a flattened yield curve and continued pressure on net interest margin are expected to continue to have a dampening effect on the Corporation’s results in future periods.
On a year-to-date basis, stronger earnings were driven by lower provision for loan losses and noninterest expense and a net gain on sales of securities, partially offset by lower net interest income and total fees and other income as well as higher income tax provision.
Citizens’ total assets at June 30, 2005 were $7.8 billion, an increase of $119.9 million or 1.6% compared with December 31, 2004 and an increase of $78.0 million or 1.0% over June 30, 2004. These increases were due to growth in total portfolio loans which were partially offset by declines in the investment portfolio. Portfolio loans increased $129.9 million or 2.4% compared with December 31, 2004 and increased $222.5 million or 4.2% over June 30, 2004 as growth in both consumer and commercial loans continued to more than offset the $78.5 million reduction in loans as a result of the third quarter 2004 Illinois Bank sale.
Total deposits at June 30, 2005 were $5.2 billion, a decrease of $99.0 million or 1.9% from December 31, 2004 and a decrease of $160.7 million or 3.0% from June 30, 2004. The decline from year end 2004 reflects the migration of low transaction interest-bearing checking and promotional rate savings products to alternate investment opportunities in the market. The change from June 30, 2004 was primarily a result of the third quarter 2004 Illinois Bank sale which included $155.3 million in deposits on the sale date.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2005 and 2004 is presented below.
Average Balances/Net Interest Income/Average Rates

	2005			2004
Three Months Ended June 30,	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets

Money market investments	$3,209	$18	2.28%	$1,904	$2	0.38%
Investment securities (3):
Taxable	1,436,384	14,979	4.17	1,579,622	16,021	4.06
Tax-exempt	421,144	5,147	7.52	427,115	5,279	7.61
Mortgage loans held for sale	38,478	538	5.59	50,409	668	5.31
Portfolio Loans (4):
Commercial	1,640,287	23,609	5.90	1,630,970	20,382	5.15
Commercial real estate	1,320,077	20,654	6.28	1,270,011	17,951	5.69
Residential mortgage loans	499,425	7,037	5.64	476,453	6,930	5.82
Direct consumer	1,181,656	18,129	6.15	1,114,664	15,266	5.51
Indirect consumer	830,330	13,508	6.53	769,978	12,876	6.73

Total portfolio loans	5,471,775	82,937	6.12	5,262,076	73,405	5.65

Total earning assets (3)	7,370,990	103,619	5.81	7,321,126	95,375	5.41
Nonearning Assets
Cash and due from banks	152,838			161,584
Bank premises and equipment	121,863			118,846
Investment security fair value adjustment	15,326			17,220
Other nonearning assets	266,932			275,225
Allowance for loan losses	(120,560)			(125,200)

Total assets	$7,807,389			$7,768,801

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,071,211	$1,800	0.67	$1,315,875	$2,366	0.72
Savings deposits	1,512,212	4,809	1.28	1,383,164	2,210	0.64
Time deposits	1,742,621	12,513	2.88	1,818,784	11,316	2.50
Short-term borrowings	890,444	6,700	3.02	687,927	1,798	1.05
Long-term debt	925,817	9,018	3.91	935,479	8,467	3.64

Total interest-bearing liabilities	6,142,305	34,840	2.27	6,141,229	26,157	1.71
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	927,566			917,203
Other liabilities	83,828			82,768
Shareholders’ equity	653,690			627,601

Total liabilities and shareholders’ equity	$7,807,389			$7,768,801

Net Interest Income		$68,779			$69,218

Interest Spread (5)			3.54%			3.70%
Contribution of noninterest bearing sources of funds			0.38			0.28

Net Interest Margin (5)(6)			3.92%			3.98%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.3 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2005			2004
Six Months Ended June 30,	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets

Money market investments	$2,508	$27	2.18%	$1,941	$4	0.43%
Investment securities (3):
Taxable	1,436,036	29,667	4.13	1,554,226	31,463	4.05
Tax-exempt	421,038	10,344	7.56	424,352	10,523	7.63
Mortgage loans held for sale	34,929	968	5.54	40,572	1,110	5.47
Portfolio Loans (4):
Commercial	1,627,864	45,450	5.76	1,625,824	39,779	5.05
Commercial real estate	1,305,932	40,013	6.18	1,284,958	37,255	5.83
Residential mortgage loans	498,679	13,850	5.55	487,027	14,077	5.78
Direct consumer	1,174,813	35,492	6.09	1,077,603	30,015	5.60
Indirect consumer	825,338	26,974	6.59	754,594	25,543	6.81

Total portfolio loans	5,432,626	161,779	6.04	5,230,006	146,669	5.68

Total earning assets (3)	7,327,137	202,785	5.75	7,251,097	189,769	5.44
Nonearning Assets
Cash and due from banks	155,502			161,174
Bank premises and equipment	121,385			116,495
Investment security fair value adjustment	17,140			32,131
Other nonearning assets	267,891			269,058
Allowance for loan losses	(120,912)			(125,419)

Total assets	$7,768,143			$7,704,536

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,111,998	$3,802	0.69	$1,337,216	$4,837	0.73
Savings deposits	1,568,907	9,901	1.27	1,335,716	3,872	0.58
Time deposits	1,702,868	23,490	2.78	1,886,910	23,634	2.52
Short-term borrowings	804,684	11,141	2.79	598,090	3,070	1.03
Long-term debt	926,653	17,439	3.79	937,078	16,810	3.61

Total interest-bearing liabilities	6,115,110	65,773	2.17	6,095,010	52,223	1.72
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	917,148			894,704
Other liabilities	84,294			78,939
Shareholders’ equity	651,591			635,883

Total liabilities and shareholders’ equity	$7,768,143			$7,704,536

Net Interest Income		$137,012			$137,546

Interest Spread (5)			3.58%			3.72%
Contribution of noninterest bearing sources of funds			0.36			0.27

Net Interest Margin (5)(6)			3.94%			3.99%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6.7 million and $6.7 million for the six months ended June 30, 2005 and 2004, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
Net interest income was $68.8 million in the second quarter of 2005 compared with $69.2 million in the same quarter of 2004. The decreases resulted from a lower net interest margin which was partially offset by an increase in earning assets. The earning asset increase was driven by growth in consumer and commercial loans, partially offset by a reduction in the investment securities portfolio. For the six months ended June 30, 2005, net interest income was $137.0 million compared with $137.5 million for the same period of 2004.
Net interest margin decreased to 3.92% in the second quarter of 2005 from 3.98% in the second quarter of 2004. For the six months ended June 30, 2005, net interest margin declined to 3.94% compared with 3.99% for the same period of 2004. The decreases resulted from increases in the cost of funds outpacing increases in asset yields, which were slowed by residential mortgage and indirect consumer loan yield declines and commercial loan pricing spread compression as Citizens continues to underwrite higher quality commercial loans with normal spreads to replace lower quality loans with higher spreads. Increases in liability yields were due to a mix shift within the deposit portfolio from transaction products to higher yielding deposit products as well as higher short-term borrowings. The table below shows the effect of changes in average balances (“volume”) and market rates of interest (“rate”) on interest income and interest expense for the three months and six months ended June 30, 2005 for major categories of earning assets and interest-bearing liabilities and net interest income.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2005 compared with 2004	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	$16	$14	$2	$23	$22	$1
Investment securities:
Taxable	(1,042)	442	(1,484)	(1,796)	635	(2,431)
Tax-exempt	(132)	(59)	(73)	(179)	(97)	(82)
Mortgage loans held for sale	(130)	35	(165)	(142)	14	(156)
Loans:
Commercial	3,227	3,110	117	5,671	5,623	48
Commercial real estate	2,703	1,975	728	2,758	2,185	573
Residential mortgage loans	107	(221)	328	(227)	(559)	332
Direct consumer	2,863	1,909	954	5,477	2,737	2,740
Indirect consumer	632	(357)	989	1,431	(793)	2,224

Total portfolio loans	9,532	6,416	3,116	15,110	9,193	5,917

Total	8,244	6,848	1,396	13,016	9,767	3,249

Interest Expense:
Deposits:
Interest-bearing demand	(566)	(147)	(419)	(1,035)	(234)	(801)
Savings	2,599	2,375	224	6,029	5,253	776
Time	1,197	1,686	(489)	(144)	2,335	(2,479)
Short-term borrowings	4,902	4,238	664	8,071	6,710	1,361
Long-term debt	551	639	(88)	629	833	(204)

Total	8,683	8,791	(108)	13,550	14,897	(1,347)

Net Interest Income	$(439)	$(1,943)	$1,504	$(534)	$(5,130)	$4,596

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income for the three and six month periods ended June 30, 2005 compared with the same periods of 2004 reflects rate variances which were generally unfavorable and volume variances which were generally favorable.
Unfavorable volume variances in the investment portfolio were the result of the Illinois Bank sale and maturing balances not being fully reinvested. Organic loan growth more than offset the Illinois Bank sale impact in all direct consumer and commercial loan portfolios, creating favorable volume variances. Unfavorable volume variances in savings deposits and short-term borrowings were partially offset by favorable variances in interest-bearing demand, time deposits, and long-term debt.
Favorable rate variances were driven by short term market rate increases in most asset categories. For tax-exempt securities, residential mortgage loans and indirect consumer loans, yields on maturing balances were higher than yields on new volume due to continued low long-term interest rates, which resulted in slightly lower portfolio yields and unfavorable rate variances. Unfavorable rate variances occurred in all liability categories with the exception of interest-bearing demand, which saw a small favorable rate variance. The unfavorable rate variances were the result of increases in market interest rates.
In the third quarter of 2005, Citizens anticipates net interest income will be slightly lower than the second quarter of 2005 as a result of continued margin compression and slightly lower investment portfolio balances.
Noninterest Income
Noninterest income for the second quarter of 2005 was $23.1 million, an increase of $0.3 million or 1.5% over the second quarter of 2004. For the first six months of 2005, noninterest income totaled $45.6 million, which is an increase of $0.3 million or 0.6% over the $45.3 million in same period of 2004. The increases were largely due to the $2.1 million loss on sale of securities which occurred during the second quarter of 2004.
Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,		$ Change in 2005		% Change in 2005
(dollars in thousands)	2005	2004	2005	2004	3 Mos	6 Mos	3 Mos	6 Mos

Service charges on deposit accounts	$8,822	$9,069	$17,109	$17,111	$(247)	$(2)	(2.7)%	(0.0)%
Trust fees	4,503	4,528	8,915	8,838	(25)	77	(0.6)	0.9
Mortgage and other loan income	2,074	3,047	4,434	5,303	(973)	(869)	(31.9)	(16.4)
Brokerage and investment fees	2,284	2,651	3,883	4,433	(367)	(550)	(13.8)	(12.4)
Bankcard fees	961	911	1,801	1,694	50	107	5.5	6.3
Investment securities gains	37	(2,053)	43	(2,053)	2,090	2,096	(101.8)	(102.1)
Other	4,465	4,650	9,422	9,989	(185)	(567)	(4.0)	(5.7)

Total noninterest income	$23,146	$22,803	$45,607	$45,315	$343	$292	1.5	0.6

Deposit service charges for the second quarter of 2005 decreased $0.2 million or 2.7% to $8.8 million compared with the second quarter of 2004. The decrease from the second quarter of 2004 was due to the rising rate environment, which resulted in higher customer earnings credits against commercial deposit service charges based on commercial deposit balances, partially offset by changes in the penalty fee structure.
Trust fees for the second quarter and first six months of 2005 were essentially unchanged from the comparable periods of 2004. Total trust assets under administration decreased $46.6 million to $2.6 billion at June 30, 2005 compared with June 30, 2004. The decline in trust assets from June 30, 2004 was due to the reduction of two institutional relationships during the periods presented, and the exit of custody assets related to two relationships in the first quarter of 2005. The effect of these exits was partially offset by stronger financial markets at June 30, 2005 and continued growth in the bank’s core segments of personal trust and employee benefit plans.
Mortgage and other loan income for the second quarter of 2005 decreased $1.0 million or 31.9% to $2.1 million compared with the second quarter of 2004. For the first six months of 2005, mortgage and other loan income totaled $4.4 million, a decrease of $0.9 million or 16.4% from the same period of the prior year. The decreases reflect stronger ARM production, which resulted in more mortgages being held in the portfolio rather than being sold in the secondary market.
Brokerage and investment fees for the second quarter of 2005 decreased $0.4 million or 13.8% to $2.3 million compared with the second quarter of 2004. The decline from the second quarter of 2004 was due to lower annuity sales primarily related to a bonus annuity rate offered during the sales campaign in the second quarter of 2004. For the first six months of 2005, brokerage and investment fees totaled $3.9 million, a decrease of $0.6 million or 12.4% from the same period of 2004. The decline was the result of lower annuity sales in January and February 2005 due to competitive pressures from other interest-bearing products and the aforementioned bonus annuity rate offered during the second quarter of 2004.
For the second quarter of 2005, all other noninterest income categories, which include bankcard fees, other income, and investment securities gains (losses), increased $2.0 million or 55.8% to $5.5 million over the second quarter of 2004. The increase from the second quarter of 2004 was primarily the result of the $2.1 million loss on the sale of securities which occurred during the second quarter of 2004. For the first six months of 2005, all other noninterest income categories totaled $11.3 million, an increase of $1.6 million or 17.0% from the same period of 2004. The increase was largely the result of the aforementioned second quarter 2004 loss on sale of securities and a first quarter 2005 bank-owned life insurance policy payout, which were partially offset by gains recognized upon the sale of former branch and other bank premises in the first quarter 2004.

Citizens anticipates total noninterest income in the third quarter will be slightly lower than the second quarter of 2005 due to lower sold mortgage activity and fewer bank-owned life insurance payouts.
Noninterest Expense
Noninterest expense for the second quarter of 2005 was $61.0 million, a decrease of $1.2 million or 1.9% from the second quarter of 2004. The variance from the second quarter of 2004 was a result of decreases in salaries and benefits, professional services, advertising and public relations, postage and delivery, other loan expenses, stationery and supplies and other expense, partially offset by increases in occupancy, equipment and data processing costs. For the first six months of 2005, noninterest expenses totaled $121.6 million, a decrease of $1.1 million or 0.9% compared to the same period of 2004. This decrease reflects declines in professional services, advertising and public relations, other loan expenses, and other expenses, partially offset by increases in salaries and employee benefits, occupancy, and equipment.
Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,		$ Change in 2005		% Change in 2005
(dollars in thousands)	2005	2004	2005	2004	3 Mos	6 Mos	3 Mos	6 Mos

Salaries and employee benefits	$32,351	$33,185	$65,702	$65,124	$(834)	$578	(2.5)%	0.9%
Occupancy	5,685	4,922	11,245	10,264	763	981	15.5	9.6
Professional services	3,726	4,281	7,925	8,209	(555)	(284)	(13.0)	(3.5)
Equipment	4,937	3,668	8,238	7,310	1,269	928	34.6	12.7
Data processing services	3,499	3,440	6,868	7,086	59	(218)	1.7	(3.1)
Advertising and public relations	1,820	2,038	3,566	4,183	(218)	(617)	(10.7)	(14.8)
Postage and delivery	1,520	1,862	3,110	3,418	(342)	(308)	(18.4)	(9.0)
Telephone	1,465	1,451	2,906	2,985	14	(79)	0.9	(2.7)
Other loan expenses	874	1,631	1,249	2,760	(757)	(1,511)	(46.4)	(54.7)
Stationery and supplies	602	916	1,521	1,758	(314)	(237)	(34.4)	(13.5)
Intangible asset amortization	724	724	1,449	1,449	—	—	0.0	0.0
Other	3,787	4,025	7,812	8,131	(238)	(319)	(5.9)	(3.9)

Total noninterest expense	$60,990	$62,143	$121,591	$122,677	$(1,153)	$(1,086)	(1.9)	(0.9)

Salaries and employee benefits for the second quarter of 2005 decreased $0.8 million or 2.5% to $32.4 million compared with the second quarter of 2004. Salary costs declined in the second quarter of 2005, despite recognizing $0.4 million in severance expense, as a result of a headcount reduction, lower incentive compensation expense and lower payroll tax expense during the quarter. Citizens had 2,150 full time equivalent employees at June 30, 2005, down from 2,325 at June 30, 2004. For the first six months of 2005, salaries and employee benefits totaled $65.7 million, an increase of $0.6 million or 0.9% from the same period of 2004. The increase was largely a result of higher employee benefit costs related to pension and insurance expenses.
Occupancy costs for the second quarter of 2005 increased $0.8 million or 15.5% to $5.7 million in the second quarter of 2005 compared to the second quarter of 2004. For the first six months of 2005, occupancy costs totaled $11.2 million, which represents a $1.0 million increase or 9.6% over the same period of 2004. These increases were largely the result of rent related to the opening of new branches and regional hubs Southeast Michigan throughout 2004, depreciation associated with new branch construction in Southeast Michigan and the re-branding project.
Professional services for the second quarter of 2005 decreased $0.6 million or 13.0% to $3.7 million compared with the second quarter of 2004. For the first six months of 2005, professional services totaled $7.9 million, a decrease of $0.3 million or 3.5% compared to the same period of 2004. These decreases were the result of lower costs associated with managing several large commercial relationships and lower technology and network support costs from a change in service provider.
Equipment costs for the second quarter of 2005 increased $1.3 million or 34.6% to $4.9 million compared to the second quarter of 2004. For the first six months of 2005, equipment costs totaled $8.2 million, an increase of $0.9 million or 12.7% over the same period of 2004. These increases were mainly due to $1.5 million in asset write-downs as a result of aligning the service life for these items with the current capitalization policy.
Advertising and public relations expense for the second quarter of 2005 decreased $0.2 million or 10.7% to $1.8 million compared with the second quarter of 2004. The decrease was due to reduced advertising and marketing expenses for the Southeast Michigan initiative and the Wealth Management line of business. For the first six months of 2005, advertising and public relations totaled $3.6 million, a decrease of $0.6 million or 14.8% from the same period of 2004. The decrease was the result of lower corporate advertising expenses and the timing of promotional campaigns.

Other loan expenses for the second quarter of 2005 decreased $0.8 million or 46.4% to $0.9 million compared to the second quarter of 2004. For the first six months of 2005, other loan expenses totaled $1.2 million, which represents a decrease of $1.5 million or 54.7% from the same period of 2004. The decreases were largely due to lower consumer loan processing expenses resulting from process improvements implemented during the third quarter of 2004 and lower loan volumes.
For the second quarter of 2005, all other noninterest expense categories, which include data processing services, postage and delivery, telephone, stationery and supplies, intangible asset amortization, and other expense, decreased $0.8 million or 6.6% to $11.6 million from the second quarter of 2004. The decrease was largely the result of a focused effort to reduce supply costs across the corporation through increased awareness and the utilization of a recently implemented online procurement system. For the first six months of 2005, all other noninterest expense categories decreased $1.2 million or 4.7% to $23.7 million compared to the same period of 2004. The decrease was the result of reduced supplies and travel expenses, and non-credit related losses that were incurred in the first six months of 2004.
Citizens anticipates that noninterest expenses for the third quarter will be lower than the second quarter of 2005 due to expected reductions in benefits, incentives, severance, equipment depreciation, and other expenses.
Income Taxes
Income tax provision for the second quarter of 2005 was $9.0 million, an increase of $2.3 million or 34.8% over the second quarter of 2004. For the first six months of 2005, income tax provision totaled $16.0 million, an increase of $3.5 million or 27.7% over the same period of 2004. The increases were attributable to higher pre-tax income and a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset as a result of the April 2005 merger of the Michigan and Wisconsin bank charters.
The effective tax rate was 30.38% for the second quarter of 2005 compared to 26.23% for the second quarter of 2004. On a year-to-date basis, the effective tax rate was 28.23% and 25.71% for 2005 and 2004, respectively. The increases were a result of the Wisconsin deferred tax asset reduction. The effective tax rate is lower than the statutory rate due to tax-exempt interest and other permanent income tax differences.
Citizens anticipates income tax provision for the third quarter will be lower than the second quarter of 2005 but higher than the first quarter of 2005 due to the apportionment calculation now used for the consolidated Michigan and Wisconsin bank.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Commercial Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 20 to the Consolidated Financial Statements of the Corporation’s 2004 Annual Report on Form 10-K and Note 5 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Commercial Banking	$8,608	$7,979	$16,270	$14,717
Consumer Banking	11,919	9,700	21,617	19,440
Wealth Management	508	359	957	234
Other	(470)	684	1,801	1,774

Net Income	$20,565	$18,722	$40,645	$36,165

Commercial Banking
The increases in net income in the three and six month periods ended June 30, 2005 were due to an increase in net interest income along with a decrease in the provision for loan losses, partially offset by a decline in noninterest income and higher noninterest expenses. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as a continued improvement in the overall risk of the commercial loan portfolio. Net interest income increased in the three and six month periods ended June 30, 2005 as a result of higher average commercial loan balances due to continued strong growth in the Southeast Michigan market, increased focus on the sales management process, and several new relationships in key Michigan and Wisconsin markets, which were partially offset by a continued reduction of exposure on credits not meeting Citizens’ risk parameters. Noninterest income declined due to lower deposit service charges due to the rising rate environment, which resulted in higher customer earnings credits against commercial deposit service charges based on commercial deposit balances, and line of credit fees related to a change in accounting methodology. Noninterest expense increased due to higher incentive compensation, partially offset by lower deferred origination-related compensation, advertising and professional services, and loan fee expenses.
Consumer Banking
Net income increased for the three and six months ended June 30, 2005 compared to the same period of the prior year mainly as a result of reductions in both noninterest expense and provision for loan losses. The improvement in noninterest expense and provision was partially offset by a decline in noninterest income. Net interest income was relatively flat as margin compression was offset by increases in earning assets. The improvements in noninterest expense were largely due to Citizens’ continued focus on expense management. The decline in noninterest income was mainly due to gains recognized upon the sale of former branch and other bank premises that occurred during the first six months of 2004.
Wealth Management
The increases in net income for the three and six month periods ended June 30, 2005 were due to increases in both net interest income and noninterest income. For the three month period, noninterest income increased due to higher brokerage fees and the amortization of an upfront payment received from a third party vendor. In addition to the previously mentioned items, the increase for the six month period included higher trust fees and a performance-related penalty of $0.3 million received from a third party vendor. Trust fees increased due to Citizens’ sales management processes implemented during the first quarter of 2004 which focused on relationship management and new business development strategies. Brokerage income increased due to more business being referred to financial consultants in Wealth Management from licensed personal bankers in Consumer Banking. Noninterest expense declined for the six-month period due to lower incentive compensation and advertising and public relations expense, partially offset by higher data processing costs and a litigation settlement related to a trust account. The first quarter of 2004 included costs related to the implementation of the trust and investment accounting systems and operations with SEI Investments and the conversion of retirement services recordkeeping systems and operations to EPIC Advisors, Inc.
Other
Net income decreased for the three month period ended June 30, 2005 compared to the same period of the prior year mainly due to a reduction in the deferred Wisconsin state income tax asset as a result of the April 2005 merger of the Michigan and Wisconsin bank charters. The increase in noninterest income was substantially offset by lower net interest income and increases in noninterest expense and income tax expense. The reduction in net interest income resulted from higher priced funding and compression in commercial loan spreads. The increases in noninterest expense was associated with asset service life adjustments while the increase in income tax expense was related to the aforementioned reduction in the deferred Wisconsin state income tax asset. The increase in noninterest income was a result of the loss on sales of securities that occurred in the second quarter of 2004.
Financial Condition
Citizens’ total assets at June 30, 2005 were $7.8 billion, an increase of $119.9 million or 1.6% compared with December 31, 2004 and an increase of $78.0 million or 1.0% over June 30, 2004. These increases were due to growth in total portfolio loans which were partially offset by declines in the investment portfolio. Portfolio loans increased $129.9 million or 2.4% compared with December 31, 2004 and increased $222.5 million or 4.2% over June 30, 2004 as growth in both consumer and commercial loans continued to more than offset the $78.5 million reduction in loans as a result of the third quarter 2004 Illinois Bank sale.
Investment Securities and Money Market Investments
Total average investments, including money market investments, comprised 25.2% of average earning assets during the second quarter of 2005 compared with 27.4% for the second quarter of 2004. The decrease was primarily a result of the sale of the Illinois Bank in the third quarter of 2004.
Portfolio Loans
Portfolio loans increased $129.9 million or 2.4% compared with December 31, 2004 and increased $222.5 million or 4.2% over June 30, 2004 as growth in both consumer and commercial loans continued to more than offset the $78.5 million reduction in loans as a result of the third quarter 2004 Illinois Bank sale.
Commercial and commercial real estate loans increased $79.5 million or 2.8% at June 30, 2005 compared with December 31, 2004 and increased $81.8 million or 2.8% from June 30, 2004. The increases were the result of continued strong growth in the Southeast Michigan market, increased focus on the sales management process and several new relationships in key Michigan and Wisconsin markets, which were partially offset by a continued reduction of exposure on credits not meeting Citizens’ risk parameters.
Residential mortgage loans were $524.7 million at June 30, 2005, an increase of $16.5 million or 3.2% compared with December 31, 2004 and an increase of $43.6 million or 9.1% over June 30, 2004. The increase in the mortgage portfolio was the result of enhanced, more competitive adjustable-rate mortgage (ARM) product offerings, which are desirable for the bank to hold in the portfolio. Citizens continues to sell most new fixed rate production into the secondary market while retaining most new ARM production. At June 30, 2005 and 2004, $46.8 million and $50.1 million, respectively, of residential real estate loans originated and subsequently sold in the secondary market were being serviced by Citizens. Capitalized servicing rights relating to the serviced loans were fully amortized in June 2003.
Total consumer loans, which are comprised of direct and indirect loans, increased $33.9 million or 1.7% at June 30, 2005 compared with December 31, 2004 and increased $97.1 million or 5.0% over June 30, 2004. Direct consumer loans increased $17.0 million or 1.5% at June 30, 2005 compared with December 31, 2004 and increased $54.8 million over June 30, 2004. The consultative sales process, supported by several campaigns, has helped offset weak consumer loan demand in Citizens’ market areas. Indirect consumer loans increased $16.8 million or 2.0% at June 30, 2005 compared with December 31, 2004 and increased $42.3 million or 5.3% over June 30, 2004. The increases were the result of Citizens’ continued emphasis on strong relationships with the dealer network.
Mortgage Loans Held for Sale
Mortgage loans held for sale were $29.8 million at June 30, 2005, an increase of $1.7 million or 6.1% compared with December 31, 2004 and an increase of $3.4 million or 13.0% over June 30, 2004. Citizens sells most fixed rate new residential mortgage loan production into the secondary market due to the long-term interest rate risk.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and six months ended June 30, 2005 and 2004 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Allowance for loan losses — beginning of period	$120,945	$123,703	$122,184	$123,545

Provision for loan losses	1,396	4,500	4,396	11,500

Charge-offs:
Commercial	2,722	3,149	5,185	9,070
Commercial real estate	200	1,918	878	3,069

Total commercial	2,922	5,067	6,063	12,139
Residential mortgage	127	305	451	498
Direct consumer	1,227	1,220	2,651	2,849
Indirect consumer	1,534	1,630	3,770	3,522

Total charge-offs	5,810	8,222	12,935	19,008

Recoveries:
Commercial	2,117	2,309	3,279	4,659
Commercial real estate	227	225	934	657

Total commercial	2,344	2,534	4,213	5,316
Residential mortgage	—	23	—	36
Direct consumer	377	560	720	997
Indirect consumer	715	707	1,389	1,419

Total recoveries	3,436	3,824	6,322	7,768

Net charge-offs	2,374	4,398	6,613	11,240

Allowance for loan losses — end of period	$119,967	$123,805	$119,967	$123,805

Portfolio loans outstanding at period end (1)	$5,523,228	$5,300,749	$5,523,228	$5,300,749
Average portfolio loans outstanding during period (1)	5,482,312	5,268,616	5,440,993	5,232,644
Allowance for loan losses as a percentage of portfolio loans	2.17%	2.34%	2.17%	2.34%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.17	0.34	0.25	0.43

(1)	Balances exclude mortgage loans held for sale.

Net charge-offs decreased to $2.4 million or 0.17% of average portfolio loans in the second quarter of 2005 compared with $4.4 million or 0.34% of average portfolio loans in the second quarter of 2004. For the first six months of 2005, net charge-offs decreased $4.6 million to $6.6 million or 0.25% of average portfolio loans. The reduction in net charge-offs was due to continued improvement in the overall risk of the commercial loan portfolio and a reduction in the inventory of repossessed assets.
The provision for loan losses decreased to $1.4 million in the second quarter of 2005 compared with $4.5 million in the second quarter of 2004. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as a reduction in the level of specific reserves.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses in 2005. The Corporation’s methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2004 Annual Report on Form 10-K.
The allowance for loan losses totaled $120.0 million or 2.17% of loans at June 30, 2005, a decrease of $2.2 million and $3.8 million from December 31, 2004 and June 30, 2004 respectively. At June 30, 2005, the allowance allocated to specific commercial and commercial real estate credits was $13.7 million compared with $15.3 million at December 31, 2004. The decrease was attributable to a number of the underlying credits being repaid
The total formula risk allocated allowance decreased to $82.4 million as of June 30, 2005, compared with $84.6 million at December 31, 2004. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $62.0 million at June 30, 2005 compared with $59.2 million at December 31, 2004 due to increased balances in the loan portfolio. The risk allocated allowance for residential real estate loans decreased to $6.0 million at June 30, 2005 compared with $6.2 million at December 31, 2004, reflecting a reduction in a fraud loss allocation. The risk allocated allowance for consumer loans, excluding mortgage loans, decreased to $14.4 million at June 30, 2005 compared with $19.2 million at December 31, 2004, reflecting a lower indirect fraud loss allocation and lower loss factors.
The general valuation allowances increased to $23.9 million at June 30, 2005, compared with $22.3 million at December 31, 2004. The general valuation allowances portion of the allowance is maintained to address the uncertainty relating to factors affecting the determination of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, such as geographic expansion, the possible imprecision of internal risk-ratings within the portfolios, continued weak general economic and business conditions, uncertainties related to interpreting the Corporation’s internal underwriting guidelines, illegal activities by customers, and changes in the composition of the Corporation’s portfolio. The increase in the general valuation allowances resulted from additional uncertainty in the small business and home equity portfolios.
The amount of the provision for loan losses is based on the Corporation’s review of the historical credit loss experience and such factors that, in Citizens’ judgment, deserve consideration under existing economic conditions in estimating potential credit losses. While the Corporation considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates.
Based on seasonal business trends, anticipated improvement in a few specific nonperforming loans and the overall risk in the loan portfolio, Citizens anticipates net charge-offs and provision expense in the third quarter to be consistent with or slightly higher than the second quarter of 2005.

Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and primarily real estate related repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of June 30, 2005, December 31, 2004 and June 30, 2004.
Nonperforming Assets

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004

Nonperforming Loans
Nonaccrual Commercial:
Commercial	$17,903	$13,774	$20,815
Commercial real estate	9,692	14,464	14,982

Total commercial	27,595	28,238	35,797
Nonaccrual Consumer:
Direct	3,726	3,518	4,042
Indirect	1,042	2,420	655

Total consumer	4,768	5,938	4,697
Nonaccrual Mortgage:	9,828	8,643	7,697

Total nonaccrual loans	42,191	42,819	48,191
Loans 90 days past due and still accruing	2	40	298
Restructured loans	32	42	52

Total nonperforming loans	42,225	42,901	48,541
Other Repossessed Assets Acquired (ORAA)	6,817	7,946	9,673

Total nonperforming assets	$49,042	$50,847	$58,214

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	0.89%	0.94%	1.10%
Nonperforming assets as a percent of total assets	0.63	0.66	0.75
Allowance for loan loss as a percent of nonperforming loans	284.11	284.80	255.05
Allowance for loan loss as a percent of nonperforming assets	244.62	240.30	212.67

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $49.0 million at June 30, 2005, a decrease of $1.8 million or 3.5% compared with December 31, 2004 and a decrease of $9.2 million or 15.8% compared with June 30, 2004. Nonperforming assets at June 30, 2005 represented 0.89% of portfolio loans plus other repossessed assets acquired compared with 0.94% at December 31, 2004 and 1.10% at June 30, 2004.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of June 30, 2005, such loans amounted to $154.0 million, or 2.8% of total portfolio loans, compared with $155.6 million, or 2.9% of total portfolio loans at December 31, 2004 and $165.3 million or 3.1% of total portfolio loans as of June 30, 2004. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
Some of the Corporation’s nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans as a part of the specific allocated allowance. Total loans considered impaired and their related reserve balances at June 30, 2005, December 31, 2004 and June 30, 2004 as well as their effect on interest income for the second quarter of 2005 and 2004 and fourth quarter of 2004 follows:

Impaired Loan Information

	Balances			Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004	2005	2004	2004

Balances -
Impaired loans with valuation reserve	$22,046	$27,118	$29,420	$10,408	$12,405	$11,294
Impaired loans with no valuation reserve	13,939	14,529	18,492	—	—	—

Total impaired loans	$35,985	$41,647	$47,912	$10,408	$12,405	$11,294

Impaired loans on nonaccrual basis	$27,595	$28,238	$35,797	$6,318	$6,372	$5,608
Impaired loans on accrual basis	8,390	13,409	12,115	4,090	6,033	5,686

Total impaired loans	$35,985	$41,647	$47,912	$10,408	$12,405	$11,294

Average balance for the quarter	$41,665	$45,021	$57,687
Interest income recognized for the quarter	243	238	249
Cash collected applied to outstanding principal	254	498	384
Deposits
Total deposits were $5.2 billion at June 30, 2005, a decrease of $99.0 million or 1.9% compared with December 31, 2004 and a decrease of $160.7 million or 3.0 % from June 30, 2004. The decline from the fourth quarter of 2004 reflects the migration of low transaction interest-bearing checking and promotional rate savings products to alternate investment opportunities in the market. The change from June 30, 2004 was primarily a result of the third quarter 2004 Illinois Bank sale, which included $155.3 million in deposits on the sale date. Core deposits, which exclude all time deposits, totaled $3.4 billion at June 30, 2005, which represents a $276.4 million or 7.5% decrease from December 31, 2004 and a decrease of $212.1 or 5.9% from June 30, 2004. The decrease in core deposits from the end of 2004 was largely the result of clients migrating their funds into time deposits with higher yields and to promotional rate products within the market. Time deposits totaled $1.8 billion at June 30, 2005, an increase of $177.3 million or 11.0% compared with December 31, 2004 and an increase of $51.4 million or 3.0% from June 30, 2004.
Citizens gathers deposits primarily within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At June 30, 2005, Citizens had approximately $163.0 million in brokered deposits, compared to $165.0 million at December 31, 2004 and $164.0 million at June 30, 2004. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, at June 30, 2005 Citizens had approximately $691.0 million of time deposits greater than $100,000, compared to $650.0 million at December 31, 2004 and $417.0 million at June 30, 2004. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, Federal Home Loan Bank (FHLB) advances and Treasury Tax and Loan notes. Average short-term borrowed funds in the second quarter of 2005 totaled $890.4 million, an increase of $202.5 million or 29.4% from the second quarter of 2004. The increase in short-term borrowings provided funding to support growth in portfolio loans and partially offset a decrease in average deposits.
Long-term debt consists almost entirely of advances from the FHLB to our subsidiary banks, and subordinated notes issued by our Holding Company. Average long-term debt for the second quarter of 2005 was $925.8 million, a decrease of $9.7 million or 1.0% compared with the same period in 2004.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support further expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of June 30, 2005, December 31, 2004 and June 30, 2004 are presented below.

Capital Ratios

	Regulatory Minimum
	“Well-	June 30,	December 31,	June 30,
	Capitalized”	2005	2004	2004

Risk based:
Tier 1 capital	6.00%	10.00%	9.96%	10.00%
Total capital	10.00	13.31	13.32	13.42

Tier 1 leverage	5.00	7.85	7.84	7.52
Shareholders’ equity at June 30, 2005 was $662.1 million, compared with $654.3 million at December 31, 2004 and $627.7 at June 30, 2004. Book value per common share at June 30, 2005, December 31, 2004, and June 30, 2004 was $15.31, $15.13, and $14.51, respectively. Citizens declared and paid cash dividends of $0.285 per share in the second quarter of 2005, the same as in the fourth quarter of 2004 and the first quarter of 2005. During the second quarter of 2005, the Holding Company repurchased a total of 100,000 shares for $3.0 million. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2004 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business during the most recent quarter.
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
Citizens’ subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and FHLB where the subsidiary banks are members.
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of July 1, 2005, the subsidiary banks are able to pay dividends of $81.1 million to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $60.0 million short-term revolving credit facility with three unaffiliated banks. As of June 30, 2005, there was no outstanding balance under this credit facility. The current facility will mature in August 2005 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of June 30, 2005.
Citizens’ ongoing Southeast Michigan branch expansion may pose a challenge to liquidity as both the capital investment and loan growth will require incremental funding. Management anticipates that through a combination of wholesale funding and deposit generation from both the new Southeast Michigan branches and the existing branch network, the Corporation will be able to fund all aspects of the expansion plan.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them. Further information on these commitments is presented in

Note 10 to the Consolidated Financial Statements in this report. Citizens has sufficient liquidity and capital resources to meet presently known short-term and long-term cash flow requirements.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Moody’s Investor Service on January 27, 2005. On April 21, 2005, Dominion Bond Rating Service (DBRS) assigned ratings to Citizens of R-2 (high) for short-term instruments, BBB (high) for issuer and senior debt and BBB for subordinated debt. DBRS defines short-term debt rated R-2 (high) to be at the upper end of its adequate credit quality classification. Long-term debt rated BBB is defined as adequate credit quality. Long-term debt categories are denoted by the subcategories “high” and “low”. The absence of a “high” or “low” designation indicates the rating is in the “middle” of the category. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
Interest Rate Risk
The asset/liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Asset, liability, and off-balance sheet portfolios are monitored to ensure comprehensive management of interest rate risk. Interest rate risk results from a mismatch in the timing of the repricing of assets and liabilities, option risk, which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Many assets and liabilities contain embedded options which allow customers, and entities associated with Citizens’ investments and wholesale funding, to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates, and those market rates change by different amounts. Citizens’ static interest rate sensitivity (GAP) as of June 30, 2005 and 2004 is presented in the following table.

Interest Rate Sensitivity

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

June 30, 2005
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,677.1	$225.6	$401.7	$3,304.4	$1,906.8	$312.0	$5,523.2
Mortgage loans held for sale	29.8	—	—	29.8	—	—	29.8
Investment securities	96.3	79.9	180.5	356.7	1,061.6	426.7	1,845.0
Short-term investments	1.6	—	—	1.6	—	—	1.6

Total	$2,804.8	$305.5	$582.2	$3,692.5	$2,968.4	$738.7	$7,399.6

Rate Sensitive Liabilities
Deposits (3)	$1,711.7	$240.0	$486.0	$2,437.7	$1,073.4	$762.4	$4,273.5
Other interest bearing liabilities	949.4	0.7	120.0	1,070.1	609.5	205.4	1,885.0

Total	$2,661.1	$240.7	$606.0	$3,507.8	$1,682.9	$967.8	$6,158.5

Derivatives	$(101.0)	$(10.0)	$(20.0)	$(131.0)	$(84.0)	$215.0	$—

Period GAP (4)	$42.7	$54.8	$(43.8)	$53.7	$1,201.5	$(14.1)	$1,241.1
Cumulative GAP	42.7	97.5	53.7		1,255.2	1,241.1
June 30, 2004
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,513.4	$239.2	$416.9	$3,169.5	$1,791.3	$339.9	$5,300.7
Mortgage loans held for sale	26.3	—	—	26.3	—	—	26.3
Investment securities	76.0	71.0	86.8	233.8	1,082.3	660.0	1,976.1
Short-term investments	2.3	—	—	2.3	—	—	2.3

Total	$2,618.0	$310.2	$503.7	$3,431.9	$2,873.6	$999.9	$7,305.4

Rate Sensitive Liabilities
Deposits (3)	$1,383.1	$391.3	$677.1	$2,451.5	$1,719.4	$270.6	$4,441.5
Other interest bearing liabilities	823.7	0.7	215.1	1,039.5	263.4	376.4	1,679.3

Total	$2,206.8	$392.0	$892.2	$3,491.0	$1,982.8	$647.0	$6,120.8

Derivatives	$(140.0)	$(10.0)	$—	$(150.0)	$(20.0)	$170.0	$—

Period GAP (4)	$271.2	$(91.8)	$(388.5)	$(209.1)	$870.8	$522.9	$1,184.6
Cumulative GAP	271.2	179.4	(209.1)		661.7	1,184.6

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.3 billion in the less than one year category and $1.2 billion in the over one year category as of June 30, 2005. The same amounts as of June 30, 2004 were $1.3 billion and $1.4 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is the excess of rate sensitive assets (liabilities).
As of June 30, 2005 rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $53.7 million or 0.7% of total assets, compared to rate sensitive liabilities repricing in one year exceeds rate sensitive assets repricing in one year by $209.1 million or 2.9% of total assets as of June 30, 2004. These results suggest an interest rate risk position which is not significantly mismatched. GAP analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis. Since no single risk measurement approach satisfies all management objectives, a combination of techniques is used, including income simulation, repricing gap analysis, and economic value of equity analysis.
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

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2005, Citizens had forward commitments to sell mortgage loans of $42.0 million. Further discussion of derivative instruments is included in Note 8 to the Consolidated Financial Statements.
Citizens uses income simulation modeling as its principal interest rate risk measurement technique. Key assumptions in the model include prepayment speeds on various loan and investment assets to determine customers’ ability to pay on loans prior to the principal or due date or maturity date, cash flows and maturities of financial instruments, changes in market conditions, loan and deposit volumes, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and, as a result, the model cannot precisely estimate net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Simulations were performed as of June 30, 2005 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income would be expected to decline by 0.7% and 2.0%, respectively, from what it would be if rates were to remain at June 30, 2005 levels. An immediate 100 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 1.4% from what it would be if rates remain constant over the entire time period at June 30, 2005 levels. These results represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2004 Annual Report on Form 10-K, except as set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(a)
April 2005	—	—	—	2,764,200
May 2005	15,000	28.96	15,000	2,749,200
June 2005	85,000	29.74	85,000	2,664,200

Total	100,000	29.62	100,000	2,664,200

(a)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of June 30, 2005, 2,664,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 4. Submission of Matters to a Vote of Security Holders
Citizens held its Annual Meeting of Shareholders on May 17, 2005 at which the shareholders elected three nominees to the Board of Directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

Director	For	Withheld
Edward P. Abbott	30,735,188	3,232,057
Lizabeth A. Ardisana	31,153,757	2,813,488
Lawrence O. Erickson	31,120,692	2,846,553
Item 6. Exhibits
10.1	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.2	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.3	Form of Stock Option Agreement (Employee Version) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.4	Form of Stock Option Agreement (Director Version) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANKING CORPORATION

Date August 5, 2005	By	/s/ Charles D. Christy

Charles D. Christy
Chief Financial Officer

10-Q EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.2	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act