Form 10-Q
period 2005-09-30
CITIZENS BANKING CORP
filed 2005-11-02
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 000-10535
CITIZENS BANKING CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2378932

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 S. Saginaw St., Flint, Michigan	48502

(Address of principal executive offices)	(Zip Code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005

Common Stock, No Par Value	43,044,586 Shares

Citizens Banking Corporation
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$184,135	$153,474	$166,936
Interest-bearing deposits with banks	1,366	1,769	1,933
Investment Securities:
Available-for-sale:
U.S. Treasury and federal agency securities	1,283,574	1,348,199	1,384,546
State and municipal securities	381,914	395,878	407,226
Other securities	55,680	70,447	70,902
Held-to-maturity:
State and municipal securities (fair value of $75,333, $54,749 and $49,646, respectively)	74,943	54,035	48,878

Total investment securities	1,796,111	1,868,559	1,911,552
Mortgage loans held for sale	29,847	28,038	15,715
Loans:
Commercial	1,623,857	1,633,698	1,618,678
Commercial real estate	1,377,082	1,255,913	1,210,661
Residential mortgage loans	531,953	508,234	502,784
Direct consumer	1,171,388	1,169,618	1,133,644
Indirect consumer	864,994	825,902	837,664

Total loans	5,569,274	5,393,365	5,303,431
Less: Allowance for loan losses	(118,626)	(122,184)	(122,184)

Net loans	5,450,648	5,271,181	5,181,247
Premises and equipment	120,755	117,944	117,743
Goodwill	54,527	54,527	54,527
Other intangible assets	11,858	14,033	14,758
Bank owned life insurance	83,773	82,613	82,022
Other assets	118,330	113,895	113,017

Total assets	$7,851,350	$7,706,033	$7,659,450

Liabilities
Noninterest-bearing deposits	$939,560	$898,820	$933,864
Interest-bearing demand deposits	962,893	1,150,332	1,206,540
Savings deposits	1,445,838	1,638,295	1,521,415
Time deposits	1,878,180	1,612,313	1,605,520

Total deposits	5,226,471	5,299,760	5,267,339
Federal funds purchased and securities sold under agreements to repurchase	916,816	671,660	707,219
Other short-term borrowings	11,825	53,114	44,266
Other liabilities	83,553	77,276	64,588
Long-term debt	957,836	949,921	926,318

Total liabilities	7,196,501	7,051,731	7,009,730
Shareholders’ Equity
Preferred stock — no par value	—	—	—
Common stock — no par value	87,405	97,180	97,882
Retained earnings	563,597	539,128	530,896
Accumulated other comprehensive income	3,847	17,994	20,942

Total shareholders’ equity	654,849	654,302	649,720

Total liabilities and shareholders’ equity	$7,851,350	$7,706,033	$7,659,450

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Banking Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Interest Income
Interest and fees on loans	$88,536	$75,470	$251,283	$223,249
Interest and dividends on investment securities:
Taxable	14,845	15,312	44,512	46,775
Tax-exempt	5,109	5,243	15,453	15,766
Money market investments	16	4	43	8

Total interest income	108,506	96,029	311,291	285,798

Interest Expense
Deposits	21,859	15,634	59,052	47,977
Short-term borrowings	7,707	2,701	18,848	5,771
Long-term debt	9,298	8,393	26,737	25,203

Total interest expense	38,864	26,728	104,637	78,951

Net Interest Income	69,642	69,301	206,654	206,847
Provision for loan losses	4,000	4,985	8,396	16,485

Net interest income after provision for loan losses	65,642	64,316	198,258	190,362

Noninterest Income
Service charges on deposit accounts	9,343	9,196	26,452	26,307
Trust fees	4,541	4,222	13,456	13,060
Mortgage and other loan income	2,450	1,750	6,884	7,053
Brokerage and investment fees	1,974	1,719	5,857	6,152
Bankcard fees	976	853	2,777	2,547
Gain on sale of Illinois bank subsidiary	—	11,650	—	11,650
Other	4,657	5,158	14,079	15,147

Total fees and other income	23,941	34,548	69,505	81,916
Investment securities gains (losses)	—	534	43	(1,519)

Total noninterest income	23,941	35,082	69,548	80,397

Noninterest Expense
Salaries and employee benefits	34,060	32,649	99,762	97,773
Occupancy	5,255	4,859	16,500	15,123
Professional services	4,517	4,131	12,442	12,340
Equipment	3,133	3,486	11,371	10,796
Data processing services	3,188	3,192	10,056	10,278
Advertising and public relations	1,717	2,090	5,283	6,273
Postage and delivery	1,512	1,516	4,622	4,934
Telephone	1,242	1,543	4,148	4,528
Other loan expenses	720	384	1,969	3,144
Stationery and supplies	726	947	2,247	2,705
Intangible asset amortization	725	725	2,174	2,174
Prepayment penalty on FHLB advances	—	17,959	—	17,959
Other	3,755	5,492	11,567	13,623

Total noninterest expense	60,550	78,973	182,141	201,650

Income Before Income Taxes	29,033	20,425	85,665	69,109
Income tax provision	8,041	779	24,028	13,298

Net Income	$20,992	$19,646	$61,637	$55,811

Net Income Per Common Share:
Basic	$0.49	$0.46	$1.43	$1.29
Diluted	0.48	0.45	1.41	1.28
Cash Dividends Declared Per Common Share	0.285	0.285	0.855	0.855

Average Common Shares Outstanding:
Basic	43,099	43,224	43,161	43,277
Diluted	43,453	43,677	43,507	43,763
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2004	$100,314	$512,045	$22,803	$635,162
Comprehensive income, net of tax:
Net income		55,811		55,811
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net losses included in net income			(1,213)
Net change in unrealized loss on qualifying cash flow hedges			(648)

Other comprehensive income total				(1,861)

Total comprehensive income				53,950
Exercise of stock options, net of shares purchased	6,154			6,154
Tax benefit on non-qualified stock options	1,370			1,370
Net change in deferred compensation, net of tax	157			157
Cash dividends declared on common shares — $0.855 per share		(36,960)		(36,960)
Shares acquired for retirement	(10,113)			(10,113)

Balance — September 30, 2004	$97,882	$530,896	$20,942	$649,720

Balance at January 1, 2005	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income		61,637		61,637
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income			(15,231)
Net change in unrealized gain on qualifying cash flow hedges			1,084
Other comprehensive income total				(14,147)

Total comprehensive income				47,490
Exercise of stock options, net of shares purchased	3,711			3,711
Tax benefit on non-qualified stock options	327			327
Net change in deferred compensation, net of tax	401			401
Recognition of stock-based compensation		(126)		(126)
Cash dividends declared on common shares — $0.855 per share		(37,042)		(37,042)
Shares acquired for retirement	(14,214)			(14,214)

Balance — September 30, 2005	$87,405	$563,597	$3,847	$654,849

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Operating Activities:
Net income	$61,637	$55,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,396	16,485
Depreciation and amortization	10,863	9,105
Amortization of goodwill and other intangibles	2,174	2,174
Net amortization on investment securities	3,521	7,084
Investment securities (gains) losses	(43)	1,519
Loans originated for sale	(253,129)	(293,436)
Proceeds from sales of mortgage loans held for sale	255,136	323,723
Net gains from loan sales	(3,816)	(3,441)
Gain on sale of Illinois bank	—	(11,650)
Net change in deferred compensation, net of tax effect	401	157
Stock-based compensation	(126)	—
Other	8,297	(16,885)

Net cash provided by operating activities	93,311	90,646
Investing Activities:
Net decrease in money market investments	403	139
Securities available-for-sale:
Proceeds from sales	—	150,701
Proceeds from maturities and payments	294,072	276,369
Purchases	(227,588)	(332,246)
Securities held-to-maturity:
Purchases	(20,946)	(31,788)
Proceeds from sale of Illinois bank	—	26,250
Net increase in loans and leases	(187,863)	(73,459)
Net increase in properties and equipment	(13,674)	(14,064)

Net cash (used) provided by investing activities	(155,596)	1,902
Financing Activities:
Net (decrease) increase in demand and savings deposits	(339,156)	179,456
Net increase (decrease) in time deposits	265,867	(354,384)
Net increase in short-term borrowings	203,867	119,815
Proceeds from issuance of long-term debt	225,000	325,000
Principal reductions in long-term debt	(215,087)	(337,125)
Cash dividends paid	(37,042)	(36,960)
Proceeds from stock options exercised	3,711	6,154
Shares acquired for retirement	(14,214)	(10,113)

Net cash provided (used) by financing activities	92,946	(108,157)

Net increase (decrease) in cash and due from banks	30,661	(15,609)
Cash and due from banks at beginning of period	153,474	182,545

Cash and due from banks at end of period	$184,135	$166,936

See notes to consolidated financial statements.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Banking Corporation and Subsidiaries
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation (“Citizens” or the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Citizens’ 2004 Annual Report on Form 10-K.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$20,992	$19,646	$61,637	$55,811
Less proforma expense related to options granted	(304)	(583)	(3,019)	(1,760)

Pro forma net income	$20,688	$19,063	$58,618	$54,051

Net income per share
Basic — as reported	$0.49	$0.46	$1.43	$1.29
Basic — pro forma	0.48	0.44	1.36	1.25
Diluted — as reported	0.48	0.45	1.41	1.28
Diluted — pro forma	0.47	0.43	1.34	1.23
The increase in pro forma stock compensation expense for the nine months ended September 30, 2005 was the result of accelerating the vesting of certain options granted during 2003 and 2004. As required by SFAS 123, this modification was treated as an exchange of the original awards for new awards. Consequently, additional pro forma stock compensation expense of $1.4 million was recognized during the first three quarters of 2005.
Note 2. Recent Accounting Pronouncements
Statements of Financial Accounting Standards
SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006 as a result of the SEC’s adoption of a new rule that amends the compliance dates for this standard. The Corporation will adopt SFAS 123R on January 1, 2006 using a modified version of prospective application. Based on the stock based compensation awards outstanding as of September 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation costs of approximately $0.4 million.
Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In September 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final, thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Corporation.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	September 30, 2005				December 31, 2004
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	985,497	973,737	1,763	13,523	1,057,401	1,056,208	4,246	5,439
Other	310,618	309,837	2,387	3,168	287,044	291,991	5,269	322
State and municipal	365,743	381,914	16,723	552	372,602	395,878	23,628	352
Mortgage and asset-backed	296	296	1	1	2,633	2,668	36	1
Other	55,289	55,384	97	2	67,685	67,779	96	2

Total available for sale	$1,717,443	$1,721,168	$20,971	$17,246	$1,787,365	$1,814,524	$33,275	$6,116

Held to Maturity:
State and municipal	74,943	75,333	741	351	54,035	54,749	849	135

Total held to maturity	$74,943	$75,333	$741	$351	$54,035	$54,749	$849	$135

The estimated fair value of investment securities held by the Corporation on September 30, 2005 totaled $1.8 billion. Total unrealized losses on available for sale and held to maturity securities were $17.6 million. Securities with unrealized losses of less than twelve consecutive months had an estimated fair value of $744.5 million and unrealized losses of $8.9 million. Securities with sustained unrealized losses of twelve consecutive months or more had an estimated fair value of $375.9 million and unrealized losses of $8.7 million.

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2005 and 2004 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Allowance for loan losses — beginning of period	$119,967	$123,805	$122,184	$123,545
Less: Allowance on loans sold with Illinois bank	—	(1,622)	—	(1,622)
Provision for loan losses	4,000	4,985	8,396	16,485
Charge-offs:
Commercial	1,912	3,216	7,097	12,286
Commercial real estate	1,965	1,763	2,843	4,832

Total commercial	3,877	4,979	9,940	17,118
Residential mortgage	182	324	633	822
Direct consumer	1,257	1,471	3,908	4,320
Indirect consumer	2,640	1,888	6,410	5,410

Total charge-offs	7,956	8,662	20,891	27,670

Recoveries:
Commercial	1,334	2,345	4,613	7,004
Commercial real estate	232	339	1,166	996

Total commercial	1,566	2,684	5,779	8,000
Residential mortgage	32	34	32	70
Direct consumer	370	342	1,090	1,339
Indirect consumer	647	618	2,036	2,037

Total recoveries	2,615	3,678	8,937	11,446

Net charge-offs	5,341	4,984	11,954	16,224

Allowance for loan losses — end of period	$118,626	$122,184	$118,626	$122,184

Nonaccrual loans totaled $35.6 million at September 30, 2005. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans; most of which is a part of the specific allowance. Total loans considered impaired and their related reserve balances at September 30, 2005, December 31, 2004 and September 30, 2004 as well as their effect on interest income for the third quarter of 2005 and 2004 and fourth quarter of 2004 follows:
Impaired Loan Information

	Balances			Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004	2005	2004	2004

Balances -
Impaired loans with valuation reserve	$17,727	$27,118	$34,069	$7,774	$12,405	$14,489
Impaired loans with no valuation reserve	8,646	14,529	14,325	—	—	—

Total impaired loans	$26,373	$41,647	$48,394	$7,774	$12,405	$14,489

Impaired loans on nonaccrual basis	$20,177	$28,238	$28,697	$5,309	$6,372	$5,554
Impaired loans on accrual basis	6,196	13,409	19,697	2,465	6,033	8,935

Total impaired loans	$26,373	$41,647	$48,394	$7,774	$12,405	$14,489

Average balance for the quarter	$31,179	$45,021	$48,153
Interest income recognized for the quarter	117	238	223
Cash collected applied to outstanding principal	289	498	478
Note 5. Lines of Business Information
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. During the first quarter of 2005, Citizens implemented a new intercompany cost allocation system, which utilizes improved unit cost and statistical information for assigning operational costs from the Other business line to Commercial Banking, Consumer Banking, and Wealth Management. The implementation of this system included changes to the methodology used to allocate costs among lines of business. Prior period information has been restated to reflect this change. Selected line of business segment information, as adjusted, for the three and nine months ended September 30, 2005 and 2004 is provided below. There are no significant intersegment revenues.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended September 30, 2005
Net interest income (taxable equivalent)	$31,620	$38,035	$249	$3,021	$72,925
Provision for loan losses	(177)	4,180	(3)	—	4,000

Net interest income after provision	31,797	33,855	252	3,021	68,925
Noninterest income	3,365	13,082	5,974	1,520	23,941
Noninterest expense	19,110	33,321	5,417	2,702	60,550

Income before income taxes	16,052	13,616	809	1,839	32,316
Income tax expense (taxable equivalent)	5,701	4,765	286	572	11,324

Net income	$10,351	$8,851	$523	$1,267	$20,992

Average assets (in millions)	$2,932	$2,646	$25	$2,218	$7,821

Earnings Summary — Three Months Ended September 30, 2004(1)
Net interest income (taxable equivalent)	$29,141	$37,775	$194	$5,541	$72,651
Provision for loan losses	687	4,298	—	—	4,985

Net interest income after provision	28,454	33,477	194	5,541	67,666
Noninterest income	3,464	12,232	5,462	13,924	35,082
Noninterest expense	17,739	33,528	5,297	22,409	78,973

Income before income taxes	14,179	12,181	359	(2,944)	23,775
Income tax expense (taxable equivalent)	4,980	4,254	123	(5,228)	4,129

Net income	$9,199	$7,927	$236	$2,284	$19,646

Average assets (in millions)	$2,755	$2,534	$19	$2,361	$7,669

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2005
Net interest income (taxable equivalent)	$90,234	$113,159	$695	$12,526	$216,614
Provision for loan losses	3,771	4,633	(8)	—	8,396

Net interest income after provision	86,463	108,526	703	12,526	208,218
Noninterest income	9,482	37,399	18,177	4,490	69,548
Noninterest expense	54,974	99,640	16,585	10,942	182,141

Income before income taxes	40,971	46,285	2,295	6,074	95,625
Income tax expense (taxable equivalent)	14,461	16,200	815	2,512	33,988

Net income	$26,510	$30,085	$1,480	$3,562	$61,637

Average assets (in millions)	$2,901	$2,602	$23	$2,260	$7,786

Earnings Summary — Nine Months Ended September 30, 2004(1)
Net interest income (taxable equivalent)	$87,236	$113,324	$574	$15,782	$216,916
Provision for loan losses	8,029	8,462	(5)	—	16,486

Net interest income after provision	79,207	104,862	579	15,782	200,430
Noninterest income	10,359	39,219	17,030	13,789	80,397
Noninterest expense	52,690	102,688	16,884	29,388	201,650

Income before income taxes	36,876	41,393	725	183	79,177
Income tax expense (taxable equivalent)	12,993	14,480	254	(4,361)	23,366

Net income	$23,883	$26,913	$471	$4,544	$55,811

Average assets (in millions)	$2,806	$2,469	$18	$2,400	$7,693

(1)	Certain amounts have been reclassified to conform to current year presentation.

Note 6. Long-term Debt
The components of long-term debt as of September 30, 2005, December 31, 2004 and September 30, 2004 are presented below.

	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004

Federal Home Loan Bank advances	$810,111	$800,161	$775,846
Subordinated debt:
Notes maturing February 2013	121,951	123,948	124,645
Deferrable interest debenture maturing June 2033	25,774	25,774	25,774
Other borrowed funds	—	38	53

Total long-term debt	$957,836	$949,921	$926,318

Note 7. Pension Benefit Cost
The components of pension expense for the three and nine months ended September 30, 2005 and September 30, 2004 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Defined Benefit Pension Plans
Service cost	$1,322	$988	$3,733	$3,300
Interest cost	1,317	1,205	3,928	3,815
Expected return on plan assets	(1,757)	(1,767)	(5,271)	(5,307)
Amortization of unrecognized:
Net transition asset	(2)	(3)	(4)	(8)
Prior service cost	49	56	148	172
Net actuarial loss	263	169	864	511

Net pension cost	$1,192	$648	$3,398	$2,483

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
     Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The following tables summarize the derivative financial instruments held or issued by Citizens.

Derivative Financial Instruments:

	September 30, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed swaps	$290,000	$(5,160)	$185,000	$(1,134)
Pay fixed swaps	124,000	2,361	104,000	693
Customer initiated swaps and corresponding offsets	223,312	—	142,674	—
Interest rate lock commitments	39,302	(64)	17,165	108
Forward mortgage loan contracts	42,500	204	58,000	(68)

Total	$719,114	$(2,659)	$506,839	$(401)

Derivative Classifications and Hedging Relationships:

	September 30, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$124,000	$2,361	$104,000	$693
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	165,000	(2,456)	60,000	(456)
Hedging long-term debt	125,000	(2,704)	125,000	(678)
Derivatives Not Designated as Hedges:
Customer initiated swaps	223,312	—	142,674	—

Total	$637,312	$(2,799)	$431,674	$(441)

Note 9. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$20,992	$19,646	$61,637	$55,811

Denominator:
Basic earnings per share — weighted average shares	43,099	43,224	43,161	43,277
Effect of dilutive securities — potential conversion of employee stock options	354	453	346	486

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,453	43,677	43,507	43,763

Basic earnings per share	$0.49	$0.46	$1.43	$1.29

Diluted earnings per share	$0.48	$0.45	$1.41	$1.28

During the third quarter of 2005, employees exercised stock options to acquire 45,290 shares at an average exercise price of $21.01 per share.
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
Amounts available to clients under loan commitments and standby letters of credit follow:

	September 30,	December 31,
(in thousands)	2005	2004

Loan commitments and letters of credit:
Commitments to extend credit	$1,754,714	$1,769,968
Financial standby letters of credit	41,906	41,356
Performance standby letters of credit	8,805	6,198
Commercial letters of credit	225,652	207,460

	$2,031,077	$2,024,982

At September 30, 2005 and December 31, 2004, a liability of $3.2 million and $2.8 million, respectively, were recorded for possible losses on commitments to extend credit and for the value of the guarantee obligations associated with certain letters of credit. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 11. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine month periods ended September 30, 2005 and 2004 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$13,032	$4,834	$17,994	$22,803
Net unrealized (loss) gain on securities for the quarter, net of tax effect of ($5,264) in 2005 and $8,944 in 2004	(9,776)	16,610

Less: Reclassification adjustment for net gains included in net income for the quarter, net of tax effect of ($187) in 2004	—	(347)

Net unrealized loss on securities for the period, net of tax effect of $(8,186) in 2005 and $(1,185) in 2004			(15,203)	(2,201)

Less: Reclassification adjustment for net (gains) losses included in net income for the period, net of tax effect of $(15) in 2005 and $531 in 2004			(28)	988

Net change in unrealized gain (loss) on cash flow hedges for the quarter, net of tax effect of $318 in 2005 and $(83) in 2004	591	(155)

Net change in unrealized gain (loss) on cash flow hedges for the period, net of tax effect of $584 in 2005 and $(348) in 2004			1,084	(648)

Accumulated other comprehensive income, net of tax	$3,847	$20,942	$3,847	$20,942

Note 12. Subsequent Event
On October 10, 2005, the Corporation entered into a settlement agreement between the Corporation and one of its previous insurers (the “Settlement Agreement”) settling litigation with regard to a claim made by the Corporation for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently written off in 2002 and 2003. The Settlement Agreement provides that the insurer will pay the Corporation $9.1 million during the fourth quarter of 2005, and that the parties release each other from further liability and will stipulate to the dismissal of the litigation with prejudice. The Settlement Agreement also permits the Corporation to pursue any claim against any other person or entity seeking recovery for the losses to which the litigation related.
The full amount of the settlement will be accounted for by the Corporation as a loan loss recovery in the fourth quarter.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Summary of Operations (thousands)
Interest income	$108,506	$103,619	$99,166	$97,170	$96,029
Net interest income	69,642	68,779	68,233	68,480	69,301
Provision for loan losses	4,000	1,396	3,000	4,609	4,985
Total fees and other income	23,941	23,109	22,455	23,644	34,548
Investment securities gains (losses)	—	37	6	10	534
Noninterest expense	60,550	60,990	60,601	61,117	78,973
Income tax provision	8,041	8,974	7,013	6,122	779
Net income	20,992	20,565	20,080	20,286	19,646
Taxable equivalent adjustment	3,284	3,324	3,353	3,324	3,350
Cash dividends	12,412	12,304	12,326	12,326	12,331

Per Common Share Data
Basic net income	$0.49	$0.48	$0.46	$0.47	$0.46
Diluted net income	0.48	0.47	0.46	0.46	0.45
Cash dividends	0.285	0.285	0.285	0.285	0.285
Market value (end of period)	28.40	30.22	29.36	34.35	32.57
Book value (end of period)	15.21	15.31	14.95	15.13	15.03

At Period End (millions)
Assets	$7,851	$7,826	$7,777	$7,706	$7,659
Total loans including held for sale	5,599	5,553	5,464	5,421	5,319
Deposits	5,226	5,201	5,290	5,300	5,267
Shareholders’ equity	655	662	646	654	650

Average for the Quarter (millions)
Assets	$7,821	$7,807	$7,728	$7,661	$7,669
Total loans including held for sale	5,572	5,510	5,424	5,337	5,289
Deposits	5,239	5,254	5,349	5,258	5,336
Shareholders’ equity	655	654	649	649	637

Ratios (annualized)
Return on average assets	1.06%	1.06%	1.05%	1.05%	1.02%
Return on average shareholders’ equity	12.71	12.62	12.54	12.43	12.27
Net interest margin (FTE) (1)	3.93	3.92	3.96	3.97	4.02
Efficiency ratio (2)	62.51	64.06	64.44	64.21	63.86
Net loans charged off to average portfolio loans	0.38	0.17	0.32	0.35	0.38
Allowance for loan losses to portfolio loans	2.13	2.17	2.23	2.27	2.30
Nonperforming assets to portfolio loans plus ORAA (end of period)	0.76	0.89	0.80	0.94	0.99
Nonperforming assets to total assets (end of period)	0.54	0.63	0.56	0.66	0.68
Average equity to average assets	8.38	8.37	8.40	8.48	8.31
Leverage ratio	7.86	7.85	7.83	7.84	7.71
Tier 1 capital ratio	9.91	10.00	9.97	9.96	10.18
Total capital ratio	13.20	13.31	13.32	13.32	13.61

(1)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(2)	Efficiency Ratio = Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income). It measures how efficiently a bank spends its revenues. The fourth quarter 2004 excludes a special charge recovery of $0.2 million and the third quarter 2004 excludes the gain on the sale of the Illinois Bank subsidiary of $11.7 million and a prepayment penalty on FHLB advances of $18.0 million.

The efficiency ratio for the fourth and third quarters of 2004 would equal 64.03% and 73.67%, respectively, if these items were included in the calculation.

Introduction
The following commentary presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for the three and nine month periods ended September 30, 2005. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2004 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2004 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer solely to Citizens Banking Corporation.
Forward — Looking Statements
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
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, dividend funds from the subsidiaries to the Holding Company, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
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
Results of Operations
Summary
Citizens earned net income of $21.0 million or $0.48 per diluted share for the three months ended September 30, 2005, compared with $20.6 million or $0.47 per diluted share for the second quarter of 2005 and $19.6 million or $0.45 per diluted share for the third quarter of 2004. Annualized returns on average assets and average equity for the third quarter of 2005 were 1.06% and 12.71%, respectively, compared with 1.06% and 12.62% for the second quarter of 2005 and 1.02% and 12.27% for the third quarter of 2004. Net income for the first nine months of 2005 totaled $61.6 million or $1.41 per diluted share, which represents an increase in net income of $5.8 million or 10.4% and $0.13 per diluted share over the same period of 2004. Annualized returns on average assets and average equity for the nine months ended September 30, 2005 were 1.06% and 12.62%, respectively, compared with 0.97% and 11.72% for the same period of 2004.
Results for the third quarter of 2005 reflect another quarter of earnings growth in a challenging interest rate environment. On a linked quarter basis, improvements in net interest income, total fees, noninterest expense and income tax provision were partially offset by higher provision for loan losses. When compared to the third quarter of 2004, improvements in noninterest expense, the provision for loan losses, and net interest income were partially offset by lower total fees and other income, higher income tax provision and lower investment securities gains. The effects of a flattened yield curve, continued pressure on net interest margin, and current economic conditions in the Midwestern United States (including recent negative developments in the automotive industry) are expected to continue to have a dampening effect on the Corporation’s results from operations in future periods. The Corporation’s results for the fourth quarter of 2005 will incorporate the proceeds from the settlement of litigation with one of the Corporation’s previous insurers pursuant to which the Corporation received $9.1 million relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently written off in 2002 and 2003. The settlement will be accounted for by the Corporation as a loan loss recovery but is not expected to have a material effect on earnings for the fourth quarter of 2005 because the Corporation is currently exploring several alternatives to enhance its future operations that may offset some or all of the amount of the settlement.
The year to year comparisons of results were significantly affected by the following 2004 events. On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A. (the “Illinois Bank”), in a cash transaction valued at $26.25 million. The Illinois Bank had three locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pre-tax gain of $11.7 million on the sale of the stock of the Illinois Bank. The sale of the Illinois Bank generated a tax loss because Citizens’ tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price. In addition, Citizens prepaid $235 million of Federal Home Loan Bank (“FHLB”) advances that were convertible to a floating rate at the option of the FHLB during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the pre-tax gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter of 2004. Additionally, during the third quarter of 2004, Citizens issued $275 million of new FHLB fixed rate advances at approximately 150 basis points below the annual cost of the retired debt. The tax loss from the Illinois Bank sale along with lower pre-tax earnings resulting from the prepayment penalties of FHLB advances contributed to reduced income tax expense for the third quarter of 2004. The improved structure and lower cost is expected to improve Citizens’ net interest margin and interest rate sensitivity.
On a year-to-date basis, stronger earnings were driven by lower noninterest expense, a lower provision for loan losses and a net gain on the sale of investment securities, partially offset by lower noninterest income as well as higher income tax provision.
Citizens’ total assets at September 30, 2005 were $7.9 billion, an increase of $145.3 million or 1.9% compared with December 31, 2004 and an increase of $191.9 million or 2.5% over September 30, 2004. These increases were due to growth in total loans which were partially offset by declines in the investment portfolio. Total loans increased $175.9 million or 3.3% compared with December 31, 2004 and increased $265.8 million or 5.0% over September 30, 2004 as growth in both the consumer and commercial loan portfolios continued.
Total deposits at September 30, 2005 were $5.2 billion, a decrease of $73.3 million or 1.4% from December 31, 2004 and a decrease of $40.9 million or 0.8% from September 30, 2004. The declines reflect the migration of low transaction interest-bearing checking and savings products to alternate investment opportunities in the market.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2005 and 2004 is presented below.
Average Balances/Net Interest Income/Average Rates

	2005			2004
Three Months Ended September 30,	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,691	$16	2.30	$2,592	$4	0.57
Investment securities (3):
Taxable	1,381,469	14,845	4.30	1,491,700	15,312	4.11
Tax-exempt	428,534	5,109	7.34	426,893	5,243	7.56
Mortgage loans held for sale	40,836	529	5.18	24,368	343	5.64
Portfolio Loans (4):
Commercial	1,622,724	25,491	6.36	1,606,257	20,434	5.19
Commercial real estate	1,352,733	21,910	6.43	1,223,116	18,149	5.90
Residential mortgage loans	520,861	7,218	5.54	486,879	7,008	5.76
Direct consumer	1,178,476	19,194	6.46	1,124,344	15,748	5.57
Indirect consumer	856,207	14,194	6.58	824,030	13,788	6.66

Total portfolio loans	5,531,001	88,007	6.36	5,264,626	75,127	5.72

Total earning assets (3)	7,384,531	108,506	6.02	7,210,179	96,029	5.49
Nonearning Assets
Cash and due from banks	158,631			170,013
Bank premises and equipment	121,142			118,110
Investment security fair value adjustment	8,321			24,664
Other nonearning assets	267,861			270,491
Allowance for loan losses	(119,695)			(124,197)

Total assets	$7,820,791			$7,669,260

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,016,366	$1,705	0.67	$1,269,994	$2,428	0.76
Savings deposits	1,471,878	5,742	1.55	1,493,434	3,163	0.84
Time deposits	1,810,928	14,412	3.16	1,634,243	10,044	2.44
Short-term borrowings	900,520	7,708	3.40	694,850	2,700	1.55
Long-term debt	942,624	9,297	3.92	923,476	8,393	3.62

Total interest-bearing liabilities	6,142,316	38,864	2.51	6,015,997	26,728	1.77
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	939,668			938,155
Other liabilities	83,671			77,905
Shareholders’ equity	655,136			637,203

Total liabilities and shareholders’ equity	$7,820,791			$7,669,260

Net Interest Income		$69,642			$69,301

Interest Spread (5)			3.51%			3.72%
Contribution of noninterest bearing sources of funds			0.42			0.30

Net Interest Margin (5)(6)			3.93%			4.02%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.3 million and $3.3 million for the three months ended September 30, 2005 and 2004, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2005			2004
Nine Months Ended September 30,	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,570	$43	2.22	$2,159	$8	0.49
Investment securities (3):
Taxable	1,417,647	44,511	4.19	1,533,232	46,775	4.07
Tax-exempt	423,564	15,453	7.48	425,205	15,766	7.61
Mortgage loans held for sale	36,920	1,497	5.41	35,132	1,453	5.51
Portfolio Loans (4):
Commercial	1,626,133	70,942	5.96	1,619,255	60,213	5.10
Commercial real estate	1,321,703	61,923	6.27	1,264,193	55,404	5.85
Residential mortgage loans	506,154	21,068	5.55	486,977	21,085	5.77
Direct consumer	1,176,047	54,686	6.22	1,093,297	45,763	5.59
Indirect consumer	835,741	41,168	6.59	777,908	39,331	6.75

Total portfolio loans	5,465,778	249,787	6.15	5,241,630	221,796	5.69

Total earning assets (3)	7,346,479	311,291	5.84	7,237,358	285,798	5.46
Nonearning Assets
Cash and due from banks	156,556			164,142
Bank premises and equipment	121,303			117,037
Investment security fair value adjustment	14,168			29,624
Other nonearning assets	267,881			269,539
Allowance for loan losses	(120,502)			(125,008)

Total assets	$7,785,885			$7,692,692

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,079,770	$5,506	0.68	$1,314,645	$7,264	0.74
Savings deposits	1,536,209	15,643	1.36	1,388,673	7,035	0.68
Time deposits	1,739,284	37,903	2.91	1,802,073	33,678	2.50
Short-term borrowings	836,980	18,848	3.01	630,578	5,771	1.22
Long-term debt	932,035	26,737	3.83	932,511	25,203	3.61

Total interest-bearing liabilities	6,124,278	104,637	2.28	6,068,480	78,951	1.74
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	924,737			909,293
Other liabilities	84,084			78,593
Shareholders’ equity	652,786			636,326

Total liabilities and shareholders’ equity	$7,785,885			$7,692,692

Net Interest Income		$206,654			$206,847

Interest Spread (5)			3.56%			3.72%
Contribution of noninterest bearing sources of funds			0.38			0.28

Net Interest Margin (5)(6)			3.94%			4.00%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10.0 million and $10.1 million for the nine months ended September 30, 2005 and 2004, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
Net interest margin, and net interest rate spread are presented in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully taxable equivalent (“FTE”) basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.

Net interest income was $69.6 million in the third quarter of 2005 compared with $69.3 million in the same quarter of 2004. The increase resulted from growth in average earning assets of $174.4 million, partially offset by a reduced net interest margin. The average earning assets increase was driven by growth in consumer and commercial loans, partially offset by a reduction in the investment securities portfolio and the effects of the sale of the Illinois Bank in August, 2004. For the nine months ended September 30, 2005, net interest income was $206.7 million compared with $206.8 million for the same period of 2004. The decrease resulted from a lower net interest margin, offset by growth in average earning assets of $109.1 million, driven by organic loan growth and partially offset by the effects of the sale of the Illinois Bank.
Net interest margin decreased to 3.93% in the third quarter of 2005 from 4.02% in the third quarter of 2004. For the nine months ended September 30, 2005, net interest margin declined to 3.94% compared with 4.00% for the same period of 2004. The decreases were due to a mix shift within the liability portfolio from lower cost deposits to higher cost funding sources and commercial loan pricing spread compression, partially offset by a shift in asset mix from lower yielding investment securities to higher yielding consumer and commercial loans.
The table below shows the effect of changes in average balances (“volume”) and market rates of interest (“rate”) on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2005 compared with 2004	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	12	12	—	35	33	2
Investment securities:
Taxable	(467)	697	(1,164)	(2,264)	1,336	(3,600)
Tax-exempt	(134)	(154)	20	(313)	(252)	(61)
Mortgage loans held for sale	186	(29)	215	44	(29)	73
Loans:
Commercial	5,057	4,845	212	10,729	10,477	252
Commercial real estate	3,761	1,743	2,018	6,519	4,009	2,510
Residential mortgage loans	210	(267)	477	(17)	(831)	814
Direct consumer	3,446	2,660	786	8,923	5,373	3,550
Indirect consumer	406	(128)	534	1,837	(918)	2,755

Total portfolio loans	12,880	8,853	4,027	27,991	18,110	9,881

Total	12,477	9,379	3,098	25,493	19,198	6,295

Interest Expense:
Deposits:
Interest-bearing demand	(723)	(275)	(448)	(1,758)	(512)	(1,246)
Savings	2,579	2,625	(46)	8,608	7,791	817
Time	4,368	3,196	1,172	4,225	5,453	(1,228)
Short-term borrowings	5,008	4,019	989	13,077	10,688	2,389
Long-term debt	904	727	177	1,534	1,548	(14)

Total	12,136	10,292	1,844	25,686	24,968	718

Net Interest Income	$341	$(913)	$1,254	$(193)	$(5,770)	$5,577

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The changes in net interest income for the three and nine month periods ended September 30, 2005 compared with the same periods of 2004 reflect rate variances which were unfavorable in the aggregate and volume variances which were favorable in the aggregate despite the impact of the sale of the Illinois Bank.
In both the three month and nine month periods of 2005, organic loan growth in all consumer and commercial loan portfolios more than offset the Illinois Bank sale impact, creating favorable volume variances. Unfavorable volume variances in the investment portfolio were the result of the Illinois Bank sale and maturing balances not being fully reinvested.
For the three months ended September 30, 2005, favorable volume variances in interest-bearing demand and savings deposits were partially offset by unfavorable volume variances in time deposits, short-term borrowings and long-term debt. For the nine months ended September 30, 2005, favorable volume variances in interest–bearing demand, time deposits, and long-term debt were partially offset by unfavorable volume variances in savings deposits and short-term borrowings. The volume variances were the result of changes in promotional rate product offerings and increased customer interest rate sensitivity in response to recent Federal Reserve short-term rate increases.
For the three month and nine month periods ended September 30, 2005, unfavorable rate variances on all liability products except interest-bearing demand were partially offset by favorable rate variances on most asset categories. The rate variances on both sides of the balance sheet were primarily the result of increases in short-term market rates. However, the unfavorable rate variances for tax-exempt securities, residential mortgage, and indirect consumer loans were the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates.
In the fourth quarter of 2005, Citizens anticipates net interest income will be slightly lower than the third quarter of 2005 as a result of anticipated margin compression and slightly lower investment portfolio balances.
Noninterest Income
Noninterest income for the third quarter of 2005 was $23.9 million, a decrease of $11.1 million or 31.8% over the third quarter of 2004. For the first nine months of 2005, noninterest income totaled $69.5 million, which is a decrease of $10.8 million or 13.5% from the $80.4 million in same period of 2004. The variance from the prior year was primarily the result of the sale of the Illinois Bank, partially offset by the $1.5 million net loss on sale of securities during 2004.
Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		$ Change in 2005		% Change in 2005
(dollars in thousands)	2005	2004	2005	2004	3 Mos	9 Mos	3 Mos	9 Mos

Service charges on deposit accounts	$9,343	$9,196	$26,452	$26,307	$147	$145	1.6%	0.6%
Trust fees	4,541	4,222	13,456	13,060	319	396	7.5	3.0
Mortgage and other loan income	2,450	1,750	6,884	7,053	700	(169)	40.0	(2.4)
Brokerage and investment fees	1,974	1,719	5,857	6,152	255	(295)	14.8	(4.8)
Bankcard fees	976	853	2,777	2,547	123	230	14.5	9.0
Gain on sale of Illinois bank subsidiary	—	11,650	—	11,650	(11,650)	(11,650)	N/M	N/M
Investment securities gains	—	534	43	(1,519)	(534)	1,562	N/M	N/M
Other	4,657	5,158	14,079	15,147	(501)	(1,068)	(9.7)	(7.0)

Total noninterest income	$23,941	$35,082	$69,548	$80,397	$(11,141)	$(10,849)	(31.8)	(13.5)

N/M — Not Meaningful
Deposit service charges for the third quarter of 2005 increased as a result of higher transaction activity and continued focus on fee waiver management. For the first nine months of 2005, deposit service charges were essentially unchanged from the same period of the prior year.
Trust fees for the third quarter and for the first nine months of 2005 increased as a result of stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Total trust assets under administration of $2.6 billion at September 30, 2005 decreased $41.5 million compared with September 30, 2004. The decline in trust assets from September 30, 2004 was due to the reduction of two institutional relationships and the exit of custody assets related to two relationships during the periods presented. The effect of these exits was partially offset by stronger financial markets at September 30, 2005 and continued growth in the bank’s core segments of investment management and employee benefit plans.
The increase in mortgage and other loan income for the third quarter of 2005 reflect better execution of secondary market sales. The decline for the first nine months of 2005 was the result of a change in the procedures for recording letter of credit fees.
Brokerage and investment fees for the third quarter of 2005 increased due to improved consultative selling efforts coordinated between the Wealth Management and Consumer Banking lines of business. The decline for the first nine months of 2005 was the result of lower fixed annuity sales in 2005, primarily related to a bonus annuity rate offered during the second quarter of 2004, and the current interest rate environment.
For the third quarter of 2005, all other noninterest income categories, which include bankcard fees, gain on the sale of the Illinois Bank subsidiary, other income, and investment securities gains (losses), decreased $12.6 million or 69.0% to $5.6 million compared with the third quarter of 2004. The decrease was primarily the result of three events that occurred during the third quarter of 2004: the $11.7 million gain on the sale of the Illinois Bank, the $0.5 million gain on the sale of securities, and the income recorded in connection with the Holding Company’s venture capital investment in a limited partnership. For the first nine months of 2005, all other noninterest income categories totaled $16.9 million, a decrease of $10.9 million or 39.3% from the same period of 2004. The decrease was largely the result of the aforementioned third quarter 2004 events and the sale of former branch and other bank premises during 2004, partially offset by a net loss on the sale of securities during 2004 of $1.5 million and several payments from third-parties received in the first and second quarters of 2005 totaling $1.0 million which were disclosed in prior quarters.
Citizens anticipates total noninterest income in the fourth quarter will be relatively consistent with or slightly lower than the third quarter of 2005 due to lower seasonal activity in deposit service charges, lower mortgage volume, and lower income related to the venture capital investment, partially offset by higher trust fees.
Noninterest Expense
Noninterest expense for the third quarter of 2005 was $60.6 million, a decrease of $18.4 million or 23.3% from the third quarter of 2004. The variance was primarily a result of the $18.0 million prepayment penalty on high cost FHLB debt incurred in the third quarter of 2004 and decreases in equipment, advertising and public relations, and other expenses, partially offset by increases in salaries and employee benefits, occupancy, professional services, and other loan expenses. For the first nine months of 2005, noninterest expenses totaled $182.1 million, a decrease of $19.5 million or 9.7% from $201.7 million for the same period of 2004. This decrease reflects the aforementioned FHLB prepayment penalty and declines in advertising and public relations, other loan expense, and other expenses, partially offset by increases in salaries and employee benefits, occupancy, and equipment.
Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		$ Change in 2005		% Change in 2005
(dollars in thousands)	2005	2004	2005	2004	3 Mos	9 Mos	3 Mos	9 Mos

Salaries and employee benefits	$34,060	$32,649	$99,762	$97,773	$1,411	$1,989	4.3%	2.0%
Occupancy	5,255	4,859	16,500	15,123	396	1,377	8.1	9.1
Professional services	4,517	4,131	12,442	12,340	386	102	9.3	0.8
Equipment	3,133	3,486	11,371	10,796	(353)	575	(10.1)	5.3
Data processing services	3,188	3,192	10,056	10,278	(4)	(222)	(0.1)	(2.2)
Advertising and public relations	1,717	2,090	5,283	6,273	(373)	(990)	(17.9)	(15.8)
Postage and delivery	1,512	1,516	4,622	4,934	(4)	(312)	(0.3)	(6.3)
Telephone	1,242	1,543	4,148	4,528	(301)	(380)	(19.5)	(8.4)
Other loan expenses	720	384	1,969	3,144	336	(1,175)	87.6	(37.4)
Stationery and supplies	726	947	2,247	2,705	(221)	(458)	(23.4)	(16.9)
Intangible asset amortization	725	725	2,174	2,174	—	—	—	—
Prepayment penalty on FHLB advances	—	17,959	—	17,959	(17,959)	(17,959)	N/M	N/M
Other	3,755	5,492	11,567	13,623	(1,737)	(2,056)	(31.6)	(15.1)

Total noninterest expense	$60,550	$78,973	$182,141	$201,650	$(18,423)	$(19,509)	(23.3)	(9.7)

N/M — Not Meaningful
Salaries for the third quarter of 2005 increased as a result of higher stock-related compensation and higher incentive payouts. Salary costs included $0.4 million in severance for the third quarter of 2005 and $0.2 million in the third quarter of 2004. Employee benefits increased as a result of higher health insurance and payroll taxes. Citizens had 2,144 full time equivalent employees at September 30, 2005, down from 2,260 at September 30, 2004. For the first nine months of 2005, salaries and employee benefits increased as a result of higher incentive payouts, higher employee benefit costs related to pension and insurance expenses, and personnel increases in Citizens’ Southeast Michigan market.
Occupancy costs for the third quarter and the first nine months of 2005 increased as a result of building rent and depreciation expenses related to the new branches and regional hubs opened in Southeast Michigan throughout 2004 and 2005, and the Michigan and Wisconsin re-branding projects.
Professional services for the third quarter of 2005 increased as a result of higher consulting fees associated with several initiatives targeted at developing corporate strategies to produce enhanced profitability and revenue momentum, enhancing overall corporate risk management and ensuring regulatory compliance.
Equipment costs decreased in the third quarter of 2005 but increased in the first nine months of 2005 compared to the same periods of 2004. These variances were primarily due to $1.5 million in additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy.

Advertising and public relations expense for the third quarter and for the first nine months of 2005 decreased as a result of reduced advertising and marketing expenses associated with the Southeast Michigan initiative.
Other loan expenses for the third quarter of 2005 increased compared with the third quarter of 2004. The variance was the result of provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. For the first nine months of 2005, other loan expenses decreased as a result of lower consumer loan volumes and process improvements implemented in the consumer loan processing department during the third quarter of 2004.
For the third quarter of 2005, all other noninterest expense categories, which include data processing services, postage and delivery, telephone, stationery and supplies, intangible asset amortization, prepayment penalty on FHLB advances, and other expenses, decreased $20.2 million or 64.5% to $11.1 million compared with the third quarter of 2004. The decrease was primarily a result of the $18.0 million prepayment penalty on high cost FHLB debt and certain tax related reconciliation items incurred in the third quarter of 2004. For the first nine months of 2005, all other noninterest expense categories decreased $21.4 million or 38.1% to $34.8 million compared to the same period of 2004. The decrease was the result of the aforementioned FHLB prepayment penalty and reconciliation items as well as reduced supply costs due to the 2005 implementation of an online supplies procurement system that improved awareness of these expenses.
Citizens anticipates that noninterest expenses for the fourth quarter will be lower than the third quarter of 2005 due to anticipated reductions in benefits, professional services, and other expenses.
Income Taxes
Income tax provision for the third quarter of 2005 was $8.0 million, an increase of $7.3 million over the third quarter of 2004. For the first nine months of 2005, income tax provision totaled $24.0 million, an increase of $10.7 million or 80.7% over the same period of 2004. The increases were attributable to higher pre-tax income and a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset as a result of the April 2005 merger of the Michigan and Wisconsin bank charters and the third quarter 2004 tax benefit from the Illinois Bank sale.
The effective tax rate was 27.70% for the third quarter of 2005 compared to 3.82% for the third quarter of 2004. On a year-to-date basis, the effective tax rate was 28.05% and 19.24% for 2005 and 2004, respectively. The increases were a result of the aforementioned Wisconsin deferred tax asset release and the Illinois Bank sale. The effective tax rate is lower than the statutory rate due to tax-exempt interest and other permanent income tax differences.
Citizens anticipates income tax provision for the fourth quarter will be consistent with the third quarter of 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Commercial Banking	$10,351	$9,199	$26,510	$23,883
Consumer Banking	8,851	7,927	30,085	26,913
Wealth Management	523	236	1,480	471
Other	1,267	2,284	3,562	4,544

Net Income	$20,992	$19,646	$61,637	$55,811

Commercial Banking
The increases in net income in the three and nine month periods ended September 30, 2005 were due to an increase in net interest income along with a decrease in the provision for loan losses, partially offset by a decline in noninterest income and higher noninterest expenses. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as continued improvement in the overall risk of the commercial loan portfolio. Net interest income increased in the three and nine month periods ended September 30, 2005 as a result of higher average commercial loan balances due to continued strong growth in the Southeast Michigan market, increased focus on the sales management process, and several new relationships in key Michigan and Wisconsin markets, which were partially offset by continued reduction of exposure on credits not meeting Citizens’ risk parameters, including the third quarter 2005 nonperforming loan sale, and normal competitive pressures. Higher average time deposit balances from municipalities and higher spreads on demand deposits due to the rising rate environment also contributed to the increase in net interest income. Noninterest income declined due to lower deposit service charges due to the rising rate environment, which resulted in higher customer earnings credits against commercial deposit service charges based on commercial deposit balances, a change in procedures for recording letter of credit fees. Noninterest expense increased due to higher incentive compensation, personnel increases in Citizens’ Southeast Michigan market, and provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. These increases were partially offset by lower deferred origination-related compensation, advertising and professional services, and other loan fee expenses.
Consumer Banking
Net income increased for the three months ended September 30, 2005 compared to the same period of the prior year due to an increase in noninterest income and reductions in noninterest expense and the provision for loan losses. Net interest income was relatively flat as margin compression was offset by increases in earning assets. Noninterest income increased due to higher mortgage income, card-related income, deposit service charges, and other loan income, partially offset by lower net gains recognized on the sale of former branch and other bank premises that occurred in the third quarter of 2004, and the write-off of F&M Wisconsin signs in the third quarter of 2005. The improvements in noninterest expense were largely due to Citizens’ continued focus on expense management. Net income increased for the nine months ended September 30, 2005 compared to the same period of the prior year as a result of reductions in both noninterest expense and provision for loan losses. These improvements were partially offset by a decline in noninterest income. The decline in noninterest income was due to net gains recognized on the sale of former branch and other bank premises that occurred during 2004 and due to lower fixed annuity sales in 2005, primarily related to a bonus annuity rate offered during the second quarter of 2004, and the current interest rate environment.
Wealth Management
The increases in net income for the three and nine month periods ended September 30, 2005 were due to increases in net interest income and noninterest income. For the three month period, noninterest income increased due to higher trust fees and brokerage fees, partially offset by the gain on the reorganization of the Golden Oak Funds earned in the third quarter of 2004. In addition to the previously mentioned items, the increase for the nine month period included a performance-related penalty of $0.3 million received from a third party vendor and the amortization of an upfront payment received from a third party vendor. Trust fees increased due to stronger financial markets, continued execution of Citizens’ sales management process, and improved pricing discipline, partially offset by attrition. Brokerage income increased due to more business being referred to financial consultants in Wealth Management from licensed personal bankers in Consumer Banking. Noninterest expense declined for the nine-month period due to lower incentive compensation, advertising and promotion, and data processing costs, partially offset by a litigation settlement related to a trust account and higher employee benefit costs. The first quarter of 2004 included costs related to the implementation of the trust and investment accounting systems and operations with SEI Investments and the conversion of retirement services recordkeeping systems and operations to EPIC Advisors, Inc.
Other
Net income decreased for the three and nine month periods ended September 30, 2005 compared to the same period of the prior year as a result of higher income tax expense, lower net interest income, and lower non interest income; partially offset by lower non interest expense. The increase in income tax expense for the three month period was mainly due to the tax loss recognized on the sale of the Illinois Bank and lower taxable income in the third quarter of 2004 as a result of the prepayment penalty on FHLB debt. In addition to the previously mentioned items, the nine month period also includes a reduction in the deferred Wisconsin state income tax asset as a result of the April 2005 merger of the Michigan and Wisconsin bank charters. The reduction in net interest income in both the three and nine month periods was a result of higher priced funding. The decrease in noninterest income for both the three and nine month periods was due to the gain on sale of the Illinois Bank that occurred in the third quarter of 2004 partially offset by the loss on sales of securities that occurred in the second quarter of 2004. The decrease in noninterest expense that occurred in both the three and nine month periods was largely attributable to the prepayment penalty on FHLB debt that was incurred in the third quarter of 2004.
Financial Condition
Citizens’ total assets at September 30, 2005 were $7.9 billion, an increase of $145.3 million or 1.9% compared with December 31, 2004 and an increase of $191.9 million or 2.5% over September 30, 2004. These increases were due to growth in total loans which were partially offset by declines in the investment portfolio. Total loans increased $175.9 million or 3.3% compared with December 31, 2004 and increased $265.8 million or 5.0% over September 30, 2004 as growth in both the consumer and commercial loan portfolios continued.
Investment Securities and Money Market Investments
Total investments, including interest-bearing deposits with banks, were $1.8 billion at September 30, 2005, a decrease of $72.9 million or 3.9% from December 31, 2004 and a decrease of $116.0 million or 6.1% from September 30, 2004. The decreases were the result of maturing balances not being fully reinvested.
Portfolio Loans
Total loans increased $175.9 million or 3.3% compared with December 31, 2004 and increased $265.8 million or 5.0% over September 30, 2004 as growth in both the consumer and commercial loan portfolios continued.
Commercial and commercial real estate loans increased $111.3 million or 3.9% at September 30, 2005 compared with December 31, 2004 and increased $171.6 million or 6.1% from September 30, 2004. The increases were the result of continued strong growth in the Southeast Michigan market, increased focus on the sales management process and several new relationships in key Michigan and Wisconsin markets, which were partially offset by a continued reduction of exposure on credits not meeting Citizens’ risk parameters.
Residential mortgage loans were $532.0 million at September 30, 2005, an increase of $23.7 million or 4.7% compared with December 31, 2004 and an increase of $79.2 million or 5.8% over September 30, 2004. The increase in the mortgage portfolio was the result of enhanced, more competitive adjustable-rate mortgage (ARM) product offerings, which are desirable for the bank to hold in the portfolio. Citizens continues to sell most new fixed rate production into the secondary market while retaining most new ARM production.
Total consumer loans, which are comprised of direct and indirect loans, increased $40.9 million or 2.0% at September 30, 2005 compared with December 31, 2004 and increased $65.1 million or 3.3% over September 30, 2004. Direct consumer loans totaled $1.2 billion at September 30, 2005, essentially unchanged from December 31, 2004 and increased $37.7 million or 3.4% over September 30, 2004. The consultative sales process, supported by several campaigns, has helped offset weak consumer loan demand in Citizens’ market areas. Indirect consumer loans increased $39.1 million or 4.7% at September 30, 2005 compared with December 31, 2004 and increased $27.3 million or 3.3% over September 30, 2004. The increases were the result of Citizens’ continued emphasis on strong relationships with the dealer network.
In recognition of the evolving developments in the automotive sector, Citizens performed an analysis of the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens also analyzed consumer loan exposure with respect to loans to borrowers who have some level of income reliance from this sector. As a result of this review, Citizens has determined that the combined commercial and consumer exposure for this industry is approximately ten percent of the total loan exposure for the Corporation.
Mortgage Loans Held for Sale
Mortgage loans held for sale were $29.8 million at September 30, 2005, an increase of $1.8 million or 6.5% compared with December 31, 2004 and an increase of $14.1 million or 89.9% over September 30, 2004. Citizens sells most fixed rate new residential mortgage loan production into the secondary market due to the long-term interest rate risk.

Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and nine months ended September 30, 2005 and 2004 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Allowance for loan losses — beginning of period	$119,967	$123,805	$122,184	$123,545
Less: Allowance on loans sold with Illinois bank	—	(1,622)	—	(1,622)
Provision for loan losses	4,000	4,985	8,396	16,485
Charge-offs	7,956	8,662	20,891	27,670
Recoveries	2,615	3,678	8,937	11,446

Net charge-offs	5,341	4,984	11,954	16,224

Allowance for loan losses — end of period	$118,626	$122,184	$118,626	$122,184

Portfolio loans outstanding at period end (1)	$5,569,274	$5,303,431	$5,569,274	$5,303,431
Average portfolio loans outstanding during period (1)	5,542,576	5,267,354	5,475,226	5,244,298
Allowance for loan losses as a percentage of portfolio loans	2.13%	2.30%	2.13%	2.30%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.38	0.38	0.29	0.41

(1)	Balances exclude mortgage loans held for sale.
Net charge-offs increased to $5.3 million or 0.38% of average portfolio loans in the third quarter of 2005 compared with $5.0 million or 0.38% of average portfolio loans in the third quarter of 2004. The third quarter of 2005 net charge-offs included $1.3 million related to the sale of nonperforming commercial loans with a balance of $6.7 million. The third quarter net charge-offs also included a $0.7 million charge-off on a large participated credit and an earlier than anticipated build-up of repossessed assets. For the first nine months of 2005, net charge-offs decreased $4.3 million to $12.0 million or 0.29% of average portfolio loans. The reduction in net charge-offs was due to continued improvement in the overall risk of the commercial loan portfolio.
The provision for loan losses decreased to $4.0 million in the third quarter of 2005 compared with $5.0 million in the third quarter of 2004. For the first nine months of 2005, the provision for loan losses totaled $8.4 million, a decrease of $8.1 million or 49.1% from the same period of 2004. The reductions in the provision for loan losses reflect a decrease in the level of net charge-offs as well as a reduction in the level of specific reserves, both of which also reflect the continued improvement in the overall risk of the portfolio.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses in 2005. The Corporation’s methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2004 Annual Report on Form 10-K.
The allowance for loan losses totaled $118.6 million or 2.13% of loans at September 30, 2005, a decrease of $3.6 million and $3.6 million from December 31, 2004 and September 30, 2004 respectively. At September 30, 2005, the specific allowance allocated to commercial and commercial real estate credits was $12.8 million compared with $15.3 million at December 31, 2004. The decrease was attributable to a number of the underlying credits being repaid or sold through nonperforming loan sales, partially offset by the effects of normal credit reviews which sometimes identify substandard credits and industry-specific weakness.

The total formula risk allocated allowance decreased to $83.0 million as of September 30, 2005, compared with $84.6 million at December 31, 2004. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $61.8 million at September 30, 2005 compared with $59.2 million at December 31, 2004 due to increased balances in the loan portfolio. The risk allocated allowance for residential real estate loans decreased to $5.8 million at September 30, 2005 compared with $6.2 million at December 31, 2004, reflecting a reduction in a fraud loss allocation. The risk allocated allowance for consumer loans, excluding mortgage loans, decreased to $15.4 million at September 30, 2005 compared with $19.2 million at December 31, 2004, reflecting a lower indirect fraud loss allocation and lower loss factors.
The general valuation allowances increased to $22.8 million at September 30, 2005, compared with $22.2 million at December 31, 2004. The general valuation portion of the allowance is maintained to address the uncertainty of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, illegal activities by customers, and changes in the composition of the Corporation’s portfolio.
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
Based on seasonal business trends, anticipated improvement in a few specific nonperforming loans, the litigation settlement, and the overall risk in the loan portfolio, Citizens anticipates net charge-offs and provision expense in the fourth quarter to be lower than the third quarter of 2005.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and primarily real estate related repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. The table below provides a summary of nonperforming assets as of September 30, 2005, December 31, 2004 and September 30, 2004.
Nonperforming Assets

	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004

Nonperforming Loans
Nonaccrual Commercial:
Commercial	$14,457	$13,774	$16,407
Commercial real estate	5,720	14,464	12,290

Total commercial	20,177	28,238	28,697
Nonaccrual Consumer:
Direct	4,459	3,518	3,682
Indirect	962	2,420	1,158

Total consumer	5,421	5,938	4,840
Nonaccrual Mortgage:	9,929	8,643	8,169

Total nonaccrual loans	35,527	42,819	41,706
Loans 90 days past due and still accruing	92	40	324
Restructured loans	13	42	52

Total nonperforming loans	35,632	42,901	42,082
Other Repossessed Assets Acquired (ORAA)	6,984	7,946	10,303

Total nonperforming assets	$42,616	$50,847	$52,385

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	0.76%	0.94%	0.99%
Nonperforming assets as a percent of total assets	0.54	0.66	0.68
Allowance for loan loss as a percent of nonperforming loans	332.92	284.80	290.35
Allowance for loan loss as a percent of nonperforming assets	278.36	240.30	233.24

(1)	Portfolio loans exclude mortgage loans held for sale.

Nonperforming assets totaled $42.6 million at September 30, 2005, a decrease of $8.2 million or 16.2% compared with December 31, 2004 and a decrease of $9.8 million or 18.6% compared with September 30, 2004. Nonperforming assets at September 30, 2005 represented 0.76% of portfolio loans plus other repossessed assets acquired compared with 0.94% at December 31, 2004 and 0.99% at September 30, 2004. Nonperforming assets at September 30, 2005 reflect the sale of nonperforming commercial loans with a balance of $6.7 million during the third quarter of 2005.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of September 30, 2005, such loans amounted to $150.9 million, or 2.7% of total portfolio loans, compared with $155.6 million, or 2.9% of total portfolio loans at December 31, 2004 and $162.4 million or 3.1% of total portfolio loans as of September 30, 2004. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
Some of the Corporation’s nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
Deposits
Total deposits were $5.2 billion at September 30, 2005, a decrease of $73.3 million or 1.4% compared with December 31, 2004 and a decrease of $40.9 million or 0.8% from September 30, 2004. The declines reflect the migration of low transaction interest-bearing checking and savings products to alternate investment opportunities in the market. Core deposits, which exclude all time deposits, totaled $3.3 billion at September 30, 2005, which represents a $339.2 million or 9.2% decrease from December 31, 2004 and a decrease of $313.5 or 8.6% from September 30, 2004. The decreases in core deposits were largely the result of clients migrating their funds into time deposits with higher yields and to alternate investment opportunities within the market. Time deposits totaled $1.9 billion at September 30, 2005, an increase of $265.9 million or 16.5% compared with December 31, 2004 and an increase of $272.7 million or 17.0% from September 30, 2004.
Citizens gathers deposits primarily within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At September 30, 2005, Citizens had approximately $201.0 million in brokered deposits, compared to $165.0 million at December 31, 2004 and $184.0 million at September 30, 2004. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, at September 30, 2005 Citizens had approximately $669.0 million of time deposits greater than $100,000, compared to $650.0 million at December 31, 2004 and $424.0 million at September 30, 2004. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term borrowed funds at September 30, 2005 totaled $928.6 million, an increase of $203.9 million or 28.1% from December 31, 2004 and an increase of $177.2 million or 23.6% compared with September 30, 2004. The increase in short-term borrowings provided funding to support growth in portfolio loans and partially offset a decrease in deposits.
Long-term debt consists almost entirely of advances from the FHLB to our subsidiary banks and subordinated notes issued by the Holding Company. Long-term debt at September 30, 2005 totaled $957.8 million, essentially unchanged from December 31, 2004 and an increase of $31.5 million or 3.4% compared with September 30, 2004. The increase from September 30, 2004 was the result of higher FHLB advances.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support further expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of September 30, 2005, December 31, 2004 and September 30, 2004 are presented below.

Capital Ratios

	Regulatory Minimum
	“Well-	September 30,	December 31,	September 30,
	Capitalized”	2005	2004	2004

Risk based:
Tier 1 capital	6.00%	9.91%	9.96%	10.18%
Total capital	10.00	13.20	13.32	13.61
Tier 1 leverage	5.00	7.86	7.84	7.71
Shareholders’ equity at September 30, 2005 was $654.8 million, compared with $654.3 million at December 31, 2004 and $649.7 at September 30, 2004. Book value per common share at September 30, 2005, December 31, 2004, and September 30, 2004 was $15.21, $15.13, and $15.03, respectively. Citizens declared and paid cash dividends of $0.285 per share in the third quarter of 2005, the same as in the fourth quarter of 2004 and the third quarter of 2004. During the third quarter of 2005, the Holding Company repurchased a total of 288,000 shares of its common stock for $8.6 million. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of October 1, 2005, the subsidiary banks are able to pay dividends of $88.7 million to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $75.0 million short-term revolving credit facility with four unaffiliated banks. As of September 30, 2005, there was no outstanding balance under this credit facility. The current facility will mature in August 2006 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of September 30, 2005.
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
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Moody’s Investor Service on January 27, 2005. On April 21, 2005, Dominion Bond Rating Service (“DBRS”) assigned ratings to Citizens of R-2 (high) for short-term instruments, BBB (high) for issuer and senior debt and BBB for subordinated debt. DBRS defines short-term debt rated R-2 (high) to be at the upper end of its adequate credit quality classification. Long-term debt rated BBB is defined as adequate credit quality. Long-term debt categories are denoted by the subcategories “high” and “low”. The absence of a “high” or “low” designation indicates the rating is in the “middle” of the category. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
Interest Rate Risk
The asset/liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Asset, liability, and off-balance sheet portfolios are monitored to ensure comprehensive management of interest rate risk. Interest rate risk results from a mismatch in the timing of the repricing of assets and liabilities, option risk, which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Many assets and liabilities contain embedded options which allow customers, and entities associated with Citizens’ investments and wholesale funding, to prepay loans or securities prior to maturity, or to withdraw or reprice deposits or other funding instruments prior to maturity. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates which change by different amounts. Citizens’ static interest rate sensitivity (GAP) as of September 30, 2005 and 2004 is presented in the following table.

Interest Rate Sensitivity

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

September 30, 2005
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,649.8	$204.2	$406.9	$3,260.9	$1,940.4	$368.0	$5,569.3
Mortgage loans held for sale	29.8	—	—	29.8	—	—	29.8
Investment securities	84.2	57.7	144.7	286.6	1,032.0	477.5	1,796.1
Short-term investments	1.6	—	—	1.6	—	—	1.6

Total	$2,765.4	$261.9	$551.6	$3,578.9	$2,972.4	$845.5	$7,396.8

Rate Sensitive Liabilities
Deposits (3)	$1,549.8	$249.9	$636.5	$2,436.2	$1,030.5	$820.2	$4,286.9
Other interest bearing liabilities	926.6	0.0	175.0	1,101.6	579.5	205.4	1,886.5

Total	$2,476.4	$249.9	$811.5	$3,537.8	$1,610.0	$1,025.6	$6,173.4

Derivatives	$(31.0)	$(125.0)	$25.0	$(131.0)	$(74.0)	$205.0	$—

Period GAP (4)	$258.0	$(113.0)	$(234.9)	$(89.9)	$1,288.4	$24.9	$1,223.4
Cumulative GAP	258.0	145.0	(89.9)		1,198.5	1,223.4

September 30, 2004
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,532.0	$252.5	$434.0	$3,218.5	$1,777.3	$307.6	$5,303.4
Mortgage loans held for sale	15.7	—	—	15.7	—	—	15.7
Investment securities	135.0	104.7	152.7	392.4	1,008.7	510.5	1,911.6
Short-term investments	2.2	—	—	2.2	—	—	2.2

Total	$2,684.9	$357.2	$586.7	$3,628.8	$2,786.0	$818.1	$7,232.9

Rate Sensitive Liabilities
Deposits (3)	$1,891.9	$223.4	$391.6	$2,506.9	$1,006.5	$820.1	$4,333.5
Other interest bearing liabilities	778.0	70.0	145.0	993.0	504.1	180.7	1,677.8

Total	$2,669.9	$293.4	$536.6	$3,499.9	$1,510.6	$1,000.8	$6,011.3

Derivatives	$15.0	$(125.0)	$—	$(110.0)	$(70.0)	$180.0	$—

Period GAP (4)	$30.0	$(61.2)	$50.1	$18.9	$1,205.4	$(2.6)	$1,221.6
Cumulative GAP	30.0	(31.2)	18.9		1,224.3	1,221.6

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.1 billion in the less than one year category and $1.3 billion in the over one year category as of September 30, 2005. The same amounts as of September 30, 2004 were $1.5 billion and $1.2 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is the excess of rate sensitive assets (liabilities).

As of September 30, 2005 rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $89.9 million or 1.1% of total assets, compared to rate sensitive assets repricing in one year exceeding rate sensitive liabilities repricing in one year by $18.9 million or 0.2% of total assets as of September 30, 2004. These results suggest an interest rate risk position which is not significantly mismatched. GAP analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet hedges thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis. Since no single risk measurement approach satisfies all management objectives, a combination of techniques is used, including income simulation, repricing gap analysis, and economic value of equity analysis.
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

Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of September 30, 2005, Citizens had forward commitments to sell mortgage loans of $42.5 million. Further discussion of derivative instruments is included in Note 8 to the Consolidated Financial Statements.
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
Simulations were performed as of September 30, 2005 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income would be expected to decline by 0.5% and 1.5%, respectively, from what it would be if rates were to remain at September 30, 2005 levels. An immediate 100 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 1.0% from what it would be if rates remain constant over the entire time period at September 30, 2005 levels. These results represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2004 Annual Report on Form 10-K, except as set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(a)
July 2005	—	—	—	2,664,200
August 2005	198,000	30.17	198,000	2,466,200
September 2005	90,000	29.57	90,000	2,376,200

Total	288,000	29.98	288,000	2,376,200

(a)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of September 30, 2005, 2,376,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS BANKING CORPORATION

Date November 1, 2005	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934