Form 10-K
period 2005-12-31
CITIZENS BANKING CORP
filed 2006-03-16
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.
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

Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☑                     Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2005 was $1,287,503,910. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
The number of shares outstanding of the Registrant’s no par value Common Stock as of February 28, 2006 was 42,878,476.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Banking Corporation’s Proxy Statement for its annual meeting of shareholders to be held April 20, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS BANKING CORPORATION
2005 Annual Report on Form 10-K

EXPLANATORY NOTE — RESTATEMENT
On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A., to Metropolitan Bank Group, Inc. The results of the Illinois Bank are presented as discontinued operations in a separate category following results from continuing operations on the Consolidated Statements of Income. The years 2004, 2003, 2002, and 2001 have been restated for all tables and notes to reflect continuing operations only, unless otherwise indicated. These changes do not affect Citizens’ reported financial condition or net income for any of the years mentioned. The following table displays a summary of the new presentation. Further discussion of this transaction is included in Note 1 to the Consolidated Financial Statements.

(in thousands, except per share amounts)	2005	2004	2003
		(Restated)	(Restated)
Income from Continuing Operations Before Income Taxes	$112,106	$81,269	$82,884
Income tax provision	31,581	19,590	18,375

Income from Continuing Operations	80,525	61,679	64,509
Discontinued operations
Income from discontinued operations (net of income tax of $939 and $801)	—	1,659	1,442
Gain on sale of discontinued operations (including income tax benefit of $1,109)	—	12,759	—

Income from discontinued operations	—	14,418	1,442

Net Income	$80,525	$76,097	$65,951

Earnings Per Share from Continuing Operations
Basic	$1.87	$1.43	$1.49
Diluted	1.85	1.41	1.48
Earnings Per Share from Discontinued Operations
Basic	$—	$0.33	$0.03
Diluted	—	0.33	0.03
Net Income Per Common Share
Basic	$1.87	$1.76	$1.52
Diluted	1.85	1.74	1.51
PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer to Citizens Banking Corporation alone. Citizens’ common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol “CBCF.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
GENERAL
Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank–Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
At December 31, 2005, Citizens directly or indirectly owned the following subsidiaries:

			Total	Date
	Principal	Number of	Assets	Acquired /
Subsidiary	Office	Offices	(in millions)	Established

Citizens Bank (a)	Flint, MI	172	$7,350.3	01/01/82

F&M Bank – Iowa (a)	Marshalltown, IA	11	410.8	11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(b )	(b )	03/01/02

(a)	Consolidated totals include its non-bank subsidiaries.

(b)	Citizens Bank Wealth Management, N.A. conducts business at most Citizens Bank locations and had total assets under administration of $2.5 billion at December 31, 2005.
During 2004, Citizens filed applications with the Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Services to consolidate its Michigan and Wisconsin subsidiary banks. On April 25, 2005, F&M Bank – Wisconsin became part of Citizens Bank and all offices were re-branded with the Citizens name and logo, which has been positively received by clients and staff. The resulting bank is regulated as a State of Michigan, Federal Reserve member bank. Although the consolidation did not have a significant effect on financial results, it created a more efficient banking franchise by allowing the combined banks to operate as a single entity. The consolidation eliminated the need for separate regulatory reporting and separate accounting and financial tracking by the two banks as well as allowed the Corporation to make more efficient use of its capital due to having one less legal entity.
GEOGRAPHIC LOCATIONS
As of December 31, 2005, Citizens conducts operations through 183 banking offices, private banking and financial center locations, and 187 ATM locations throughout Michigan, Wisconsin, and Iowa with 2,123 full-time equivalent employees. In Michigan, the primary market includes much of the lower peninsula of the state. In Wisconsin, the primary market areas are the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. In Iowa, the primary market area is the central region of the state.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Interest and fees on loans	$343,890	$297,811	$318,543
Interest and dividends on investment securities	79,303	80,456	79,068
Other interest and noninterest income	80,564	91,470	93,158

Total revenues from continuing operations	$503,757	$469,737	$490,769

LINES OF BUSINESS
Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along three major business lines: Commercial Banking, Consumer Banking and Wealth Management. A brief description of each follows:
•	Commercial Banking — Commercial Banking provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Products and services offered include commercial loans such as term loans, revolving credit arrangements, and inventory and accounts receivable financing, commercial mortgages, real estate construction lending, letters of credit, and small business loans. Noncredit services for commercial customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.
•	Consumer Banking - Consumer Banking includes consumer lending and deposit gathering, small business lending, branch banking, electronic banking and residential mortgage loan origination and servicing. This line of business offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Consumer loans are composed of automobile, personal, marine, and recreational vehicle loans. Deposit products include checking, savings, money market accounts, and certificates of deposit.
•	Wealth Management - Wealth Management offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.
All three major business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents Citizens’ estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Citizens’ evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various loan classifications, current economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio” and “Nonperforming Assets” and under Notes 2, 7 and 9 to the Consolidated Financial Statements.
Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 21 of the Consolidated Financial Statements.
COMPETITION
The financial services industry is highly competitive. Citizens’ banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of JP Morgan Chase and Company, Comerica Incorporated, National City Corporation, Fifth Third Bancorp, LaSalle Bank Corporation, Marshall and Ilsley Corporation and Associated Banc-Corp, among others. The Corporation also actively competes with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including title insurance companies, mortgage banking companies, insurance companies, consumer finance companies and other organizations.

Mergers between financial institutions and the expansion of financial institutions both within and outside of the primary Midwest banking markets have provided significant competitive pressure in those markets. In addition, the passage of Federal interstate banking legislation has expanded the banking market and heightened competitive forces. The effect of this legislation is further discussed under the caption “Supervision and Regulation.”
Many of Citizens’ offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, Citizens is the largest bank, which is believed to be a competitive advantage. In other markets, Citizens’ competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. Citizens’ competitors may also offer higher interest rates, which could decrease Citizens’ ability to attract deposits or require Citizens to increase its rates to attract new deposits.
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
Consistent with the requirements of the Bank Holding Company Act, the Corporation’s lines of business provide its customers with banking, trust and other financial services and products. These services include commercial banking through two subsidiary banks, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, brokerage services, life insurance and annuity products, title insurance, and portfolio management services through subsidiary banks and other subsidiaries.
Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on the holding company’s potential liability. If one of Citizens’ subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “Capital Adequacy and Prompt Corrective Action” below.
Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency (“OCC”) (in the

case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Citizens Bank (the Corporation’s principal bank subsidiary) and F&M Bank-Iowa are state-chartered banks and are therefore subject to supervision, regulation and examination by the Michigan Office of Financial and Insurance Services and the Iowa Division of Banking, respectively. Both of the depository banks are members of the Federal Reserve System so they are subject to supervision and examination by the Federal Reserve Board as well as the FDIC, because the FDIC insures their deposits to the extent provided by law. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the OCC. Additionally, the non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.
Citizens’ insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess “commonly controlled” depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Citizens as the common parent. While the FDIC’s cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.
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
Dividends from a national banking association may be declared only from the bank’s undivided profits, and until the bank’s surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank’s net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC’s approval is required if the total of all dividends declared in any calendar year exceeds the sum of the bank’s net income of that year combined with its retained net income of the preceding two years.
In each of the years ended December 31, 2005, 2004 and 2003, Citizens’ subsidiaries paid cash dividends of $63.2 million, $49.0 million and $24.0 million, respectively. As of January 1, 2006, Citizens’ banking subsidiaries were able to distribute dividends of $47.4 million without further regulatory approval.
Capital Adequacy and Prompt Corrective Action
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
The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:
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
FDICIA also contains a variety of other provisions that may affect Citizens’ operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.
At December 31, 2005 and 2004, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2005 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity and Debt Capacity” and Note 22 to the Consolidated Financial Statements.
FDIC Insurance Assessments
The FDIC’s deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.
The adjusted assessment rates for FDIC-insured institutions currently range from 0.00% to 0.27% depending on the assessment category into which a bank is placed. Citizens did not pay any regular insurance assessments to the FDIC in 2002. However, beginning July 1, 2003 and continuing throughout 2004, the Wisconsin bank subsidiary was required to pay an annualized assessment rate of 0.03% to the FDIC for deposit insurance. Effective January 1, 2005, the Wisconsin bank was no longer required to pay the assessment. Additionally, Citizens does not expect that any other of its bank subsidiaries will pay significant insurance assessments in 2006. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.
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
Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.
Citizens Bank was evaluated in 2005 and received an “outstanding” rating. F&M Bank-Iowa was evaluated in 2004 and received a “satisfactory” rating.
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
The GLBA repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.
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
Anti-Money Laundering and the USA Patriot Act of 2001
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes. The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens’ banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify these requirements. Pursuant to the Patriot Act and the related regulations Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2005, 2004, and 2003 and their potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations- — Interest Rate Risk” and incorporated herein by reference.
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
Board of Directors

Name	Occupation

William R. Hartman	Chairman of the Board, President and Chief Executive Officer, Citizens Banking Corporation
Edward P. Abbott	President and Chief Executive Officer, Abbott’s Meats, Inc.
Lizabeth A. Ardisana	Chief Executive Officer and Owner, ASG Renaissance
Joseph P. Day	President, Banner Engineering & Sales, Inc.
Richard J. Dolinski	President and Chief Executive Officer, Dolinski Associates, Inc. and President, The Legacy Center for Student Success
Benjamin W. Laird	Attorney at Law, Godfrey & Kahn, S.C.
Stephen J. Lazaroff	President, Diversified Precision Products, Inc.
William C. Shedd	Attorney at Law, Shedd, Frasier & Grossman, PLLC
Kendall B. Williams	Attorney at Law, The Williams Firm, P.C.
James L. Wolohan	Chairman of the Board, President and CEO, Wolohan Lumber Company

Executive Officers

Name	Title
William R. Hartman	Chairman, President and Chief Executive Officer
Marilyn K. Allor	Senior Vice President and Director of Human Resources
Charles D. Christy	Executive Vice President and Chief Financial Officer
Roy A. Eon	Executive Vice President and Manager of Operations and Technology
Steven V. Figliuolo	Executive Vice President and Corporate Risk Officer
Thomas W. Gallagher	General Counsel and Secretary
James A. Hawking	Senior Vice President and General Auditor
Wendy K. Hemingway	Senior Vice President and Director of Commercial Products and Sales
Judith L. Klawinski	Senior Vice President and Head of Retail Delivery
John J. Owens	Senior Vice President and Chief Marketing Officer
Randall J. Peterson	Executive Vice President and Regional Chairman – Wisconsin and Iowa
Jeffrey A. Powell	Senior Vice President, Controller and Principal Accounting Officer
Clinton A. Sampson	Executive Vice President and Regional Chairman – Michigan
James A. Schmelter	Executive Vice President for Wealth Management
John D. Schwab	Executive Vice President and Chief Credit Officer
ITEM 1A. RISK FACTORS
Unless the context indicates otherwise, all references in this Item to “we,” “us,” or “our,” refer to Citizens Banking Corporation and its subsidiaries. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below (in bold) are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.
We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required which would cause our net income to decline and could have a negative impact on our capital and financial position.
Making loans is an essential element of our business, and we recognize there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience as well as that of the banking industry with additional qualitative factors for various issues, and allocation of reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would cause net income to decline in the period(s) in which such additions occur and could also have a material adverse impact on capital and financial position.
While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.
Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.
Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. As of December 31, 2005, we were a liability-sensitive financial institution (liabilities repricing within one year exceeded assets repricing within one year). Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. We continually review our interest rate risk position and modify our strategies based on projections to minimize the impact of future interest rate changes. We also use derivative financial instruments to modify our exposure to changes in interest rates. Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates may pose interest rate risk during the period from loan funding until sale. To minimize this risk, we enter into mandatory forward commitments to sell residential mortgage loans. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect results of operations and financial performance.
An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits, and demand for financial products such as loans.
High inflation, natural disasters, acts of terrorism, an escalation of hostilities or other international or domestic occurrences, increased unemployment, changes in securities markets and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. A sustained economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in our banking subsidiaries and the stability of our deposit funding sources. A sustained economic downturn could also have a significant impact on the demand for our products and services. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and could be material.
If we are unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.
Our subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, our subsidiary banks have access to financial market borrowing sources on an unsecured, as well as collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members. If these funding sources are not sufficient, we may have to acquire funds through higher-cost sources.
Our credit ratings were reviewed and affirmed by Moody’s Investor Service on January 27, 2005 and Dominion Bond Rating Service assigned ratings to us on April 21, 2005. Wholesale funding represents an important source of liquidity to us, and credit ratings affect the availability and cost of this funding. We currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity. Our Holding Company maintains a $75 million short-term revolving credit facility with four unaffiliated banks. As of December 31, 2005, there was no outstanding balance on this credit facility. If our ratings were downgraded, our ability to borrow funds at favorable rates may be negatively impacted and could adversely affect our results of operations and financial condition.
Increased competition with other financial institutions or an adverse change in our relationship with a number of major customers could reduce our net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If we lend to customers who are less likely to pay in order to maintain historical origination levels, we may not be able to maintain current loan quality levels.
Our banking subsidiaries face substantial competition in originating commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans.
In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates, which could decrease the deposits that we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.
We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some non-bank competitors are not subject to the same extensive regulations that govern banking operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
From time to time, customers make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The financial services industry is undergoing rapid technological changes. If we are unable to adequately invest in and implement new technology-driven products and services, we may not be able to compete effectively, or the cost to provide products and services may increase significantly.
The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. Our future success will depend, in part, upon our ability to address the customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete and, in turn, have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by the highly regulated environment in which we operate. We may be adversely affected by changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level. Such changes would affect our ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads. Such changes may also result in the imposition of additional costs.
The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt. As a bank holding company, our Holding Company is subject to regulation by the Federal Reserve Board. Our bank subsidiaries each have their own federal regulator (the Federal Reserve Board or the OCC) and are also subject to regulation by the state banking departments of the state in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
The products and services offered by the banking industry and customer expectations regarding them are subject to change. We attempt to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on financial condition and results of operations.
From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. We may not achieve initial timetables for the introduction and development of new lines of business and/or new products or services and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on business, results of operations and financial condition.
New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial position.
Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on the results of operations.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
Our vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.
We have entered into subcontracts for the supply of current and future services, such as data processing and certain property management functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.
We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following.
•	If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.

•	Agreements we may negotiate in the future may commit us to certain minimum spending obligations. It is possible we will not be able to create the market demand to meet such obligations.

•	If market demand for our products increase suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply, and may result in substantial delays in meeting market demand.

•	We may not be able to control or adequately monitor the quality of services we receive from our vendors. Poor quality services could damage our reputation with our customers.

Potential problems with vendors such as those discussed above could have a significant adverse effect on our business, lead to higher costs and damage our reputation with our customers and, in turn, have a material adverse effect on our financial condition and results of operations.
Our potential inability to integrate acquired operations could have a negative effect on our expenses and results of operations.
In the past, we have grown through strategic acquisitions and we may engage in strategic acquisitions in the future to strengthen and expand our operating and marketing capabilities. The full benefits of these acquisitions, however, require integration of administrative, financial, sales, lending, collections, marketing approaches, and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.
We could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.
As a bank holding company that conducts substantially all of our operations through our subsidiaries, the ability of the Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Holding Company. Also, the Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event its subsidiaries are unable to pay dividends to the Holding Company, the Holding Company may not be able to service debt, pay obligations or pay dividends on common stock.
Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our articles of incorporation, bylaws and shareholder rights agreement as well as certain banking laws may have an anti-takeover effect.
Provisions of our articles of incorporation and bylaws, federal banking laws, including regulatory approval requirements, and the rights agreement, dated May 23, 2000, between the Holding Company and Citizens Bank, as rights agent, could make it more difficult for a third party to acquire the Holding Company, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 183 branch and financial banking offices. Of these, 36 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $3.4 million in 2005. The banking offices are located in various communities throughout the states of Michigan, Wisconsin, and in parts of Iowa. At certain Citizens Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Note 10 to the Consolidated Financial Statements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol “CBCF.” Information regarding the Holding Company’s stock prices during the last two years is incorporated herein by reference from “Item 8 – Financial Statements and Supplementary Data.”
As of December 31, 2005, the approximate number of shareholders of the Holding Company’s common stock was 15,094. This number includes an estimate for individual participants in the security positions of certain shareholders of record. Record shareholders at December 31, 2005 totaled 6,039.
Information regarding cash dividends that the Holding Company has declared during the last two fiscal years is incorporated herein by reference from “Item 8 – Financial Statements and Supplementary Data.” Restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 22 to the Consolidated Financial Statements.
Equity Compensation Plan Information
Citizens’ has two stock option plans pursuant to which it grants performance-based stock options to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of the option plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2005.

				Number of shares
				remaining available for
				future issuance under
	Number of shares to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding shares
Plan Category	outstanding options		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,833,991		$28.16	3,990,880

Equity compensation plans not approved by shareholders	83,900	(1)	$16.66	0

Total	3,917,891		$27.91	3,990,880

(1)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 83,900 shares were outstanding as of December 31, 2005. The plan provides that no further grants may be made under the plan.

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(a)
October 2005	—	—	—	2,376,200
November 2005	75,000	29.57	75,000	2,301,200
December 2005	60,000	29.29	60,000	2,241,200

Total	135,000	29.44	135,000	2,241,200

(a)	In October 2003, the Board approved the repurchase of up to 3,000,000 shares. There is no expiration date for the repurchase program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below are derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Certain amounts for prior periods have been reclassified to conform to the current presentation. In addition, as discussed in the Explanatory Note at the beginning of this Annual Report, the years 2004, 2003, 2002, and 2001 have been restated to reflect the sale of the Illinois Bank as discontinued operations. These changes do not affect Citizens’ reported financial condition or net income for any of the years mentioned. Further discussion is included in Note 1 to the Consolidated Financial Statements.

Five Year Summary of Selected Financial Data

(in thousands, except per share data)	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
For The Year
Net interest income	$275,749	$271,698	$280,705	$294,545	$301,159
Provision for loan losses (1)	1,109	21,609	62,008	117,331	25,232
Noninterest income before securities gains (losses) (2)	89,435	92,971	92,952	97,569	109,724
Investment securities gains (losses) (3)	(8,927)	(1,513)	101	2,338	5,997
Noninterest expense (4)	243,042	260,278	228,866	253,972	244,845
Income tax provision (benefit) from continuing operations	31,581	19,590	18,375	(1,346)	42,451
Income from continuing operations	80,525	61,679	64,509	24,495	104,352
Discontinued operations (after tax) (5)	—	14,418	1,442	543	305
Net income	80,525	76,097	65,951	25,038	104,657
Cash dividends	49,311	49,286	49,476	50,659	50,158
Per Common Share Data
Income from continuing operations
Basic	$1.87	$1.43	$1.49	$0.55	$2.26
Diluted	1.85	1.41	1.48	0.55	2.24
Discontinued operations
Basic	$—	$0.33	$0.03	$0.01	$0.01
Diluted	—	0.33	0.03	0.01	0.01
Net income
Basic	$1.87	$1.76	$1.52	$0.56	$2.27
Diluted	1.85	1.74	1.51	0.56	2.25
Cash dividends	1.140	1.140	1.140	1.130	1.085
Book value, end of year	15.28	15.13	14.69	14.88	15.47
Market value, end of year	27.75	34.35	32.72	24.78	32.88
At Year End, Continuing Operations
Assets	$7,751,883	$7,706,033	$7,544,903	$7,320,958	$7,494,272
Portfolio loans (6)	5,616,119	5,393,365	5,164,416	5,342,669	5,669,755
Deposits	5,473,839	5,299,760	5,274,082	5,740,867	5,758,953
Long-term debt	1,006,109	949,921	936,859	599,313	629,099
Shareholders’ equity	656,463	654,302	635,162	650,469	697,464
At Year End, Combined
Assets	$7,751,883	$7,706,033	$7,711,070	$7,524,724	$7,682,899
Portfolio loans (6)	5,616,119	5,393,365	5,247,818	5,437,795	5,777,954
Deposits	5,473,839	5,299,760	5,442,267	5,936,913	5,965,126
Long-term debt	1,006,109	949,921	936,859	599,313	629,099
Shareholders’ equity	656,463	654,302	635,162	650,469	697,464
Average For The Year, Continuing Operations
Assets	$7,777,818	$7,585,479	$7,510,870	$7,360,405	$7,731,553
Earning assets	7,348,168	7,164,365	7,097,607	6,959,160	7,316,131
Portfolio loans (6)	5,493,280	5,210,817	5,140,450	5,467,139	5,851,694
Deposits	5,286,390	5,277,670	5,478,315	5,720,200	5,802,258
Interest-bearing deposits	4,355,337	4,379,150	4,626,593	4,877,101	4,950,672
Repurchase agreements and other short-term borrowings	812,642	653,442	454,339	242,614	528,525
Long-term debt	938,478	936,050	861,704	620,913	596,380
Shareholders’ equity	653,004	639,631	632,060	691,834	702,381
Average For The Year, Combined
Assets	$7,777,818	$7,684,834	$7,693,931	$7,569,341	$7,935,843
Earning assets	7,348,168	7,259,660	7,272,887	7,160,596	7,510,332
Portfolio loans (6)	5,493,280	5,259,303	5,234,246	5,569,432	5,983,971
Deposits	5,286,390	5,375,297	5,665,533	5,924,442	6,008,096
Interest-bearing deposits	4,355,337	4,460,391	4,787,594	5,054,743	5,126,928
Repurchase agreements and other short-term borrowings	812,642	655,472	458,673	251,315	538,673
Long-term debt	938,478	936,049	861,704	620,913	596,380
Shareholders’ equity	653,004	639,631	632,060	691,834	702,381

Five Year Summary of Selected Financial Data (Continued)

(in thousands, except per share data)	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
Financial Ratios, Continuing Operations
Return on average:
Shareholders’ equity	12.33%	9.64%	10.21%	3.54%	14.86%
Earning assets	1.10	0.86	0.91	0.35	1.43
Assets	1.04	0.81	0.86	0.33	1.35
Average shareholders’ equity/avg. assets	8.40	8.43	8.42	9.40	9.08
Dividend payout ratio	61.24	79.91	76.70	206.82	48.07
Net interest margin (FTE)	3.94	3.99	4.17	4.47	4.34
Tier I leverage ratio	7.98	7.84	7.45	7.18	7.79
Tier I risk-based capital ratio	9.94	9.96	9.80	9.18	9.87
Total risk-based capital ratio	13.22	13.32	13.23	10.43	11.12
Financial Ratios, Combined
Return on average:
Shareholders’ equity	12.33%	11.90%	10.43%	3.62%	14.90%
Earning assets	1.10	1.05	0.91	0.35	1.39
Assets	1.04	0.99	0.86	0.33	1.32
Average shareholders’ equity/avg. assets	8.40	8.32	8.22	9.14	8.85
Dividend payout ratio	61.24	64.77	75.02	202.33	47.93
Net interest margin (FTE)	3.94	3.99	4.15	4.45	4.32
Tier I leverage ratio	7.98	7.84	7.45	7.18	7.79
Tier I risk-based capital ratio	9.94	9.96	9.80	9.18	9.87
Total risk-based capital ratio	13.22	13.32	13.23	10.43	11.12

(1)	Provision for loan losses in 2005 includes a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income in 2005 includes a charge of $3.6 million related to a fair value change in CD swap derivatives.

(3)	Investment securities gains (losses) in 2005 includes losses of $9.0 million on the sale of investment securities.

(4)	Citizens recorded special charges of $13.4 million in 2002 for restructurings and other initiatives. Additionally, the year 2003 included a special charge credit of ($0.7 million) related to accrual reversals primarily for employee benefits and severance, and professional fees. The special charges and the related credit were included in noninterest expense. Noninterest expense in 2004 included a $18.0 million prepayment penalty on the prepayment of FHLB debt.

(5)	Discontinued operations in 2004 includes an after-tax gain of $12.8 million for the sale of the Illinois bank subsidiary.

(6)	Balances exclude mortgage loans held for sale.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings for the years 2005, 2004, and 2003 and the significant changes in balance sheet items from December 31, 2004 to December 31, 2005 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Change in Presentation to Reflect Discontinued Operations
On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A., to Metropolitan Bank Group, Inc. The results of the Illinois Bank are presented as discontinued operations in a separate category following results from continuing operations on the Consolidated Statements of Income. The years 2004, 2003, 2002, and 2001 have been restated for all tables and notes to reflect continuing operations only, unless otherwise indicated. These changes do not affect Citizens’ reported financial condition or net income for any of the years mentioned. Further discussion of this transaction is included in Note 1 to the Consolidated Financial Statements.

Forward–Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, including those listed in Item 1A of this report.
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
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank-Iowa. The Corporation also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. Citizens conducts operations through 183 banking offices, private banking and financial center locations, and 187 ATM locations throughout Michigan, Wisconsin, and Iowa.
Citizens operates in three major business lines: Commercial Banking, Consumer Banking and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures including return on assets, return on equity, net interest margin, allowance for loan losses to portfolio loans, net loans charged off percentage and nonperforming assets as a percent of total assets. These key performance measures for the last five years are presented in Tables 6 and 8 below and in the table under “Item 6 – Selected Financial Data.”
The Corporation’s primary source of revenue is net interest income, which is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities, including interest-bearing deposits and borrowings used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The Corporation measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics — interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential affect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” and incorporated herein by reference.
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
Citizens’ net income can also be significantly affected by additions or reductions to the allowance for loan losses. Extending credit to businesses and consumers exposes Citizens to the risk that the principal balance of a loan and any related interest will not be collected. Citizens mitigates this credit risk through portfolio diversification that limits exposure to any single industry or customer and by establishing a comprehensive system of internal controls. The allowance for credit losses represents the estimate of probable losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of historical data and general economic factors, among other things, and is maintained at a level the Corporation considers adequate to absorb probable loan losses identified with specific customer relationships and probable losses believed to be inherent in the loan portfolio which have not been specifically identified. This evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to materially affect net income. In the event that Citizens overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the provision for loan losses, which would have a negative impact on results of operations in the period in which the increase occurred. Certain economic indicators suggest that business conditions are stable and improving, which could result in a lower provision for loan losses for the commercial banking segment in 2006. However, the lingering effects of the downturn in the Midwest automotive industry on consumer financial positions may result in higher provision for loan losses in 2006 for the consumer banking segment of Citizens’ business. Excluding the $9.1 million recovery for loan losses in the fourth quarter of 2005, the combined impact from both segments will likely be positive to the Corporation’s credit quality indicators and could lead to a lower provision for loan losses in 2006.

Performance Summary
An analysis of the major components of net income in 2005, 2004 and 2003 is presented below.
Table 1. Three Year Summary of Net Income Components

	Year Ended December 31,
(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Interest income	$423,249	$378,279	$397,716
Interest expense	147,500	106,581	117,011

Net interest income	275,749	271,698	280,705
Provision for loan losses (1)	1,109	21,609	62,008
Noninterest income (1)	80,508	91,458	93,053
Noninterest expense (1)	243,042	260,278	228,866
Income tax provision from continuing operations(1)	31,581	19,590	18,375

Income from continuing operations	80,525	61,679	64,509
Discontinued operations:
Income from discontinued operations (net of income tax of $939 and $801)	—	1,659	1,442
Gain on sale of discontinued operations (including income tax benefit of $1,109)	—	12,759	—

Income from discontinued operations	—	14,418	1,442

Net income	$80,525	$76,097	$65,951

(1) Includes significant charges and/or gains as follows:
Provision for loan losses	$9,125	$—	$—

Noninterest income
Losses from sale of investment securities	(8,976)	—	—
Fair value change in CD swap derivatives	(3,604)	—	—

Total losses and other charges recorded in noninterest income	(12,580)	—	—

Noninterest expense
Prepayment penalty on FHLB advances	—	(17,959)	—

Tax benefit (expense)	(1,209)	6,286	—

Net increase (decrease) to income	$(2,246)	$(11,673)	$—

A comparative summary of key performance measures for 2005 versus 2004 follows.
Citizens recorded net income of $80.5 million or $1.85 per diluted share compared with net income of $76.1 million or $1.74 per diluted share for the same period of 2004, an increase of 5.8% in net income and 6.3% in diluted net income per share. Return on average assets and return on average equity for 2005 were 1.04% and 12.33%, respectively, compared with 0.99% and 11.90%, respectively, for 2004. Key factors behind these results were:
•	Net interest income for 2005 increased $4.1 million or 1.5% to $275.7 million compared with the full year 2004 while the net interest margin percentage decreased from 3.99% to 3.94% during the same period. Interest income increased $45.0 million or 11.9% and interest expense increased $40.9 million or 38.4%. The margin compression was due to shifts within the deposit portfolio from lower cost savings and transaction products to time deposits and continued pricing pressure on commercial loans, partially offset by growth in earning assets of 2.9% due to higher loan balances, a shift in asset mix from investment securities to higher yielding commercial loans and growth in noninterest-bearing sources of funds.

•	Total average earning assets for 2005 increased $203.5 million or 2.9% to $7.3 billion. Average total portfolio loans increased $282.5 million or 5.4% to $5.5 billion, with the growth in all loan categories partially offset by a decline in taxable investment securities. Total average deposits remained relatively unchanged for 2005 at $5.3 billion. A decrease in interest-bearing demand was substantially offset by increases in savings deposits, time deposits, and noninterest-bearing demand. Core deposits, which exclude time deposits, decreased by $88.5 million or 2.5% due to clients migrating their funds into time deposits with higher yields and promotional rate products within the market.

•	Loan loss provision expense decreased $20.5 million from 2004 due to lower net charge-offs, a decline in nonperforming assets, fewer risk rating downgrades within the commercial loan portfolio, and a fourth quarter 2005 reduction in the reserve of $1.5 million related to a previous mortgage recourse transaction. Total net charge-offs decreased $13.9 million in 2005 to $6.9 million or 0.13% of average portfolio loans outstanding compared to $20.8 million or 0.40% for 2004. The net charge-offs reflect a recovery of $9.1 million as a result of an insurance settlement. The reduction in nonperforming assets was the result of a sale of nonperforming commercial loans with a balance of $6.7 million during the third quarter of 2005, aggressive collection efforts, risk mitigation through reduction of exposure on credits not meeting Citizens’ risk parameters and, to a lesser extent, continued charge-off of nonperforming loans. Nonperforming assets decreased $11.0 million to $39.9 million or 0.71% of portfolio loans plus other repossessed assets acquired (“ORAA”) at December 31, 2005.

•	Noninterest income decreased $11.0 million or 12.0% to $80.5 million compared with the full year of 2004. The decrease was the result of a $9.0 million net loss on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005, a cumulative charge of $3.6 million on swaps related to brokered certificates during the fourth quarter of 2005, and lower mortgage, other loan income and other income, partially offset by increased service charges on deposit accounts, trust fees, ATM network user fees, bankcard fees, and financial services.

•	Noninterest expense decreased $17.2 million or 6.6% to $243.0 million compared with the full year of 2004. The decrease was the result of the $18.0 million prepayment penalty on $235.0 million of high cost Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2004, declines in advertising and public relations, other loan expenses, and other expenses, partially offset by increases in salaries and employee benefits, occupancy, and professional services.

•	Income tax expense increased $12.0 million or 61.2% to $31.6 million compared with the full year of 2004. The 2005 effective tax rate was 28.17% compared with the 2004 effective tax rate of 24.11%. The increases were attributable to higher pre-tax income, a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset, higher ongoing state taxes as a result of the April 2005 merger of the Michigan and Wisconsin bank charters, and a fourth quarter 2005 adjustment in the reserve for taxes payable.
CRITICAL ACCOUNTING POLICIES
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.
Allowance for Loan Losses
The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio, consideration of past Citizens’ and banking industry loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical Citizens’ or banking industry loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. All of these factors are susceptible to significant change, determine the amount of the allowance for loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” and allowance allocations determined in accordance with SFAS 5, “Accounting for Contingencies.” Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Provision and Allowance for Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
The Corporation’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) homogenous loan pools valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks upon the best judgment of management; and (iii) general valuation allowances based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
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
Citizens’ loan loss experience for homogenous loan pools is calculated based on historical data with additional qualitative risk based on the best judgment of management. Industry loan loss experience rather than Citizens’ own historical data, which for some portfolios is limited, is utilized when, in the judgment of management, the industry loan loss experience more comprehensively portrays the current loss environment for any loan pool. Qualitative factors, both internal and external to the Corporation, considered by management include, among other things: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.

The general valuation qualitative allowance is based on management’s estimate of the effect of current general economic conditions on current loan pools and the inherent imprecision in loan loss projection models. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn for the Corporation’s business footprint in the current cycle, also affects the estimates of loss.
Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in Citizens’ allowance for credit losses on a timely basis. Citizens utilizes the experience of other banking institutions and regulatory guidance in addition to its own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.
Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. In the third quarter of 2002, Citizens experienced a significant increase in the allowance for loan losses due to elevated past-due and nonperforming loan levels, a weakened economy and enhancements to the loan loss allocation model, including the incorporation of more recent historical loss data in the determination of projected loss rates for pools of loans evaluated collectively and refinements to the internal risk rating system for commercial loans, which led to an increase in risk rating downgrades. Note 2 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Provision and Allowance for Loan Losses.”
Pension and Postretirement Benefits
Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, expected employee service periods, rate of employee compensation increases, assumed discount rate and the long-term return on plan assets. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred. Note 14 to the Consolidated Financial Statements provides further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
On an annual basis, Citizens determines an expected long-term rate of return on plan assets by analyzing historical returns, projected returns, target asset allocations, and projected plan expenses. The long term rate of return assumption was lowered for 2004 negatively impacting future results and remained unchanged for 2005. Effective December 31, 2005, Citizens updated its employee mortality assumptions using more recent actuarial tables with a net increase in life expectancy, which has a small unfavorable impact on future results. Assumed compensation increases were also changed to more appropriately reflect Citizens’ performance management process with little impact on future results. Additionally, the assumed future rate of earnings for the cash balance pension plans was lowered at December 31, 2005 to reflect the current rate environment, causing a slight decrease to the liability and positively impacting future results. The healthcare increase trend rate assumption was reset to match the scale used at December 31, 2004 and will have a slight negative impact on future results.
For 2005, the determination of the discount rate used for calculating pension benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. For 2004, the determination of the discount rate used for calculating pension benefit obligations was based on an index for high quality bonds rated AA- or better, and rounded to a 25 basis point increment. No adjustments were made to the index rate to account for timing and amount of pension benefit cash flows in 2004. The assumed discount rate is likely to change each year with fluctuations in market yields for long-term corporate bonds, while the expected long-term rate of return will likely exhibit less volatility. For a discussion of these changes and their expected impact on 2006 results, refer to “Noninterest Expense.” For more information on pension and postretirement benefits, see Note 14 of the Consolidated Financial Statements.

Derivative Financial Instruments and Hedge Accounting
In various aspects of its business, Citizens uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. The application of Citizens’ hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant.
For more information on derivative financial instruments and hedge accounting, see Notes 2 and 19 to the Consolidated Financial Statements.
Income Tax Accounting
Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 2 and 15 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Note 3 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2005 and 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 2 and 3 to the Consolidated Financial Statements.
RECENT DEVELOPMENTS
Insurance Settlement
In 2002 and 2003, a total of $20.0 million was charged to the Allowance for Loan Losses after Citizens determined that two of its borrowers provided falsified reports detailing the value of collateral used for the borrowing base of their loans. Through collection efforts, loan loss recoveries were subsequently recorded to the Allowance for Loan Losses totaling $2.4 million over the course of 2003 and 2004. After exhausting efforts to obtain restitution from the borrowers on the remaining portion of these loans, Citizens filed a claim with one of its previous insurers who underwrote a financial institutions bond with a rider which protected Citizens from losses incurred resulting from reliance on false and fraudulent financial documentation. The claim was initially denied so Citizens filed a lawsuit against the insurer in early 2004.
On October 10, 2005, Citizens agreed to a settlement of $9.1 million with the insurer. The settlement agreement provided that the parties release each other from further liability and stipulated dismissal of the litigation with prejudice. It permits the Corporation to pursue claim against any other person or entity seeking recovery for the losses to which the litigation related. The settlement was accounted for as a loan loss recovery to the Allowance for Loan Losses.
Accounting for Derivative Instruments and Hedging Activities
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to non-interest income of $3.6 million as a result of determining that the interest rate swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. Further discussion of this charge is included in Note 19 to the Consolidated Financial Statements.
Securities Sale
During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. The decision to sell the securities was based on significant changes in the asset/liability position of the Corporation. Recent increases in intermediate and long-term interest rates had extended the duration of the securities portfolio due to the effect on embedded options, and recent declines in core deposits had negatively impacted the duration of liabilities and increased the reliance on wholesale funding. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio, reduced option risk related to callable securities and reduced wholesale borrowings. The transaction has had a beneficial impact on net interest margin and net interest income. Further discussion of this charge is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Noninterest Income,” and “Investment Securities and Money Market Investments” and under Note 4 to the Consolidated Financial Statements.
Southeast Michigan Initiative
During 2005, Citizens continued to focus on the expansion initiative in Southeast Michigan, which it announced in the fourth quarter of 2003. In 2005, three new branch facilities were opened, six additional commercial bankers added, and a third middle market commercial group was established. As of December 31, 2005, Citizens has two regional hub locations, 14 branch facilities and 163 employees. This initiative continues to show great success, as evidenced by a $194.1 million or 31.4% increase in total loans to $812.0 million as of December 31, 2005. Total deposits increased $4.7 million or 1.7% to $276.1 million and the wealth management business increased assets under management $37.7 million or 122% to $68.5 million for the same period. The Corporation intends to open two new branch locations in 2006.
Significant Developments in 2004 and 2003
Illinois Bank Sale
On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A., to Metropolitan Bank Group, Inc. in a cash transaction valued at $26.3 million. The Illinois Bank was comprised of three branch locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pretax gain of $11.7 million on the transaction. The sale of the Illinois Bank generated a tax loss benefit because Citizens’ tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price. The sale of the Illinois Bank has been reflected as a discontinued operation. Further discussion of this transaction is included in Note 1 to the Consolidated Financial Statements.
Prepayment of FHLB Advances and Issuance of New FHLB Debt
Citizens prepaid $235.0 million of high cost FHLB advances during the third quarter of 2004. The after-tax effect of the prepayment penalties on the debt largely offset the gain on the sale of the Illinois Bank, resulting in a relatively neutral effect on earnings per share for the third quarter. Additionally, during the third quarter of 2004, Citizens issued $275.0 million of new FHLB fixed rate advances at approximately 150 basis points less than the retired debt. The improved structure and lower cost improved Citizens’ net interest margin and interest rate sensitivity and offset the negative impact on future results of operations from the sale of the Illinois Bank. The tax loss from the Illinois Bank sale along with lower pretax earnings resulting from the prepayment penalties of FHLB advances contributed toward reducing income tax expense for 2004.
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

On September 29, 2004, the Wealth Management line completed its reorganization of the Golden Oak Funds into two leading fund groups: Goldman Sachs Asset Management and Federated Mutual Fund Services. The assets of the Golden Oak funds have been exchanged for shares of the acquiring funds. At the time of the reorganization, the Golden Oak mutual fund portfolios had approximately $450 million in assets under management.
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
Wealth Management Strategic Alliances
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years 2005, 2004, and 2003 is presented below.

Table 2. Average Balances/Net Interest Income/Average Rates

	2005			2004			2003
					(Restated)			(Restated)
Year Ended December 31	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,348	$56	2.38%	$2,088	$12	0.57%	$11,204	$105	0.94%
Investment securities (3):
Taxable	1,380,868	58,514	4.24	1,470,490	59,794	4.07	1,333,123	58,944	4.42
Tax-exempt	426,811	20,789	7.49	418,829	20,662	7.59	397,541	20,124	7.79
Mortgage loans held for sale	35,061	1,901	5.42	32,646	1,782	5.46	170,083	8,568	5.04
Portfolio Loans (4):
Commercial	1,628,625	98,030	6.15	1,597,667	80,524	5.17	1,729,337	87,219	5.18
Commercial real estate	1,338,870	85,102	6.36	1,239,169	72,866	5.88	1,317,719	82,787	6.28
Residential mortgage loans	513,385	28,611	5.57	487,634	27,954	5.73	506,562	32,036	6.32
Direct consumer	1,171,567	74,798	6.38	1,094,441	61,454	5.62	898,499	57,525	6.40
Indirect consumer	840,833	55,448	6.59	791,906	53,231	6.72	688,333	50,408	7.32

Total portfolio loans	5,493,280	341,989	6.27	5,210,817	296,029	5.72	5,140,450	309,975	6.08

Total earning assets (3)	7,338,368	423,249	5.95	7,134,870	378,279	5.49	7,052,401	397,716	5.83

Nonearning Assets
Cash and due from banks	158,826			160,937			165,778
Bank premises and equipment	121,277			115,723			111,059
Investment security fair value adjustment	9,801			29,495			45,206
Other nonearning assets	269,471			267,609			255,348
Assets of discontinued operations	—			99,355			183,061
Allowance for loan losses	(119,925)			(123,155)			(118,922)

Total assets	$7,777,818			$7,684,834			$7,693,931

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	1,035,579	6,968	0.67	1,264,941	9,452	0.75	1,284,903	11,434	0.89
Savings deposits	1,505,604	22,197	1.47	1,397,290	10,862	0.78	1,281,175	8,633	0.67
Time deposits	1,814,154	55,989	3.09	1,716,919	43,075	2.51	2,060,515	60,701	2.95
Short-term borrowings	812,642	25,929	3.19	653,442	9,574	1.47	454,339	4,933	1.09
Long-term debt	938,478	36,417	3.88	936,050	33,618	3.59	861,704	31,310	3.63

Total interest-bearing liabilities	6,106,457	147,500	2.42	5,968,642	106,581	1.79	5,942,636	117,011	1.97

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	931,053			898,520			851,722
Other liabilities	87,304			78,018			75,990
Liabilities of discontinued operations	—			100,023			191,523
Shareholders’ equity	653,004			639,631			632,060

Total liabilities and shareholders’ equity	$7,777,818			$7,684,834			$7,693,931

Net Interest Income		$275,749			$271,698			$280,705

Interest Spread (5)			3.53%			3.70%			3.86%
Contribution of noninterest bearing sources of funds			0.41			0.29			0.31

Net Interest Margin (5)(6)			3.94%			3.99%			4.17%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $13.4 million, $13.2 million, and $13.3 million for the years ended December 31, 2005, 2004, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of discounts.

(4)	Nonaccrual loans are included in average balances.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
Unless stated otherwise, average interest rates, net interest margin and net interest spread are presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
Net interest income was $275.7 million in 2005, up from $271.7 million in 2004 and down from $280.7 million in 2003. The increase in net interest income in 2005 was attributable to a $203.5 million increase in average earning assets, as growth in the consumer and commercial loan portfolios outpaced the decline in the balance of investment securities. The increase in earning assets was substantially offset by a five basis point decline in the net interest margin to 3.94% in 2005 compared with 3.99% in 2004. This decrease was due to shifts within the deposit portfolio from lower cost savings and transaction products to higher cost time deposits and continued pricing pressure on commercial loans, partially offset by the shift in asset mix from investment securities to higher yielding loans and growth in noninterest-bearing sources of funds.
The decrease in net interest income in 2004 was attributable to an 18 basis point decline in the net interest margin to 3.99% in 2004 compared with 4.17% in 2003. The net interest margin decline was due to declines in yields on assets outpacing declines in yields on liabilities. As intermediate and long-term rates remained low throughout 2004, fixed rate asset portfolio yields declined, pushing earning asset yields lower. Overall liability yields also declined, but at a slower pace as growth in the high rate savings product and increases in short-term borrowing costs partially offset yield declines in the remaining interest-bearing categories. Average earning assets increased $82.5 million year over year as increases in consumer loan and investment securities balances offset declines in commercial and mortgage loan balances.
Table 3 below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Table 3. Analysis of Changes in Interest Income and Interest Expense

	2005 Compared to 2004			2004 Compared to 2003 (Restated)
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income:
Money market investments	$44	$42	$2	$(93)	$(30)	$(63)
Investment securities:
Taxable	(1,280)	2,455	(3,735)	850	(4,949)	5,799
Tax-exempt	127	(264)	391	538	(521)	1,059
Mortgage loans held for sale	119	(12)	131	(6,786)	662	(7,448)
Loans:
Commercial	17,506	15,938	1,568	(6,695)	(287)	(6,408)
Commercial real estate	12,236	6,238	5,998	(9,921)	(5,242)	(4,679)
Residential mortgage loans	657	(792)	1,449	(4,082)	(2,917)	(1,165)
Direct consumer	13,344	8,871	4,473	3,929	(7,737)	11,666
Indirect consumer	2,217	(907)	3,124	2,823	(4,452)	7,275

Total portfolio loans	45,960	29,348	16,612	(13,946)	(20,635)	6,689

Total	44,970	31,569	13,401	(19,437)	(25,473)	6,036

Interest Expense:
Deposits:
Interest-bearing demand	(2,484)	(865)	(1,619)	(1,982)	(1,810)	(172)
Savings	11,335	10,435	900	2,229	1,393	836
Time	12,914	10,388	2,526	(17,626)	(8,379)	(9,247)
Short-term borrowings	16,355	13,557	2,798	4,641	2,050	2,591
Long-term debt	2,799	2,714	85	2,308	(440)	2,748

Total	40,919	36,229	4,690	(10,430)	(7,186)	(3,244)

Net Interest Income	$4,051	$(4,660)	$8,711	$(9,007)	$(18,287)	$9,280

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2005 compared to 2004
The increase in net interest income of $4.1 million in 2005 compared with 2004 reflects rate variances which were unfavorable in the aggregate and volume variances which were favorable in the aggregate.

Organic loan growth in all consumer and commercial loan categories more than offset a decrease in investment portfolio balances, creating favorable volume variances. Unfavorable volume variances in the investment portfolio were the result of maturing balances not having been fully reinvested and the restructuring of the portfolio in the fourth quarter of 2005.
Favorable volume variances in interest-bearing demand partially offset unfavorable volume variances in the remaining liability categories. The variances were the result of customers migrating funds from lower yielding deposit products into higher yielding deposit categories in response to increases in short-term interest rates, and increases in short-term borrowing to fund loan growth.
Favorable rate variances on assets partially offset unfavorable rate variances on liabilities. Favorable rate variances on assets and unfavorable rate variances on liabilities were the result of increases in short and intermediate-term market rates. The unfavorable rate variances for tax-exempt investment securities, residential mortgage, and indirect consumer loans were the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates.
For 2006, Citizens anticipates net interest income will be slightly lower than 2005 as a result of anticipated margin compression and slightly lower investment portfolio balances.
2004 compared to 2003
The decrease in net interest income of $9.0 million in 2004 compared with 2003 reflects rate variances which were unfavorable in the aggregate which were not completely offset by volume variances which were favorable in the aggregate.
Favorable consumer loan and investment portfolio volume variances more than offset unfavorable volume variances in the remaining categories driven by declines in the outstanding balances of commercial, commercial real estate, and residential mortgage loans, and mortgage loans held for sale. The favorable investment portfolio volume variance was the result of the portfolio expansion program implemented in the first half of 2003. The unfavorable mortgage loans held for sale volume variance was the result of lower mortgage origination volumes in 2004.
Favorable volume variances on time deposits and interest-bearing demand were partially offset by unfavorable volume variances on savings, short-term borrowings, and long-term debt. The unfavorable variance on savings deposits was the result of deposit campaigns focused on growing core deposits. The favorable volume variance on time deposits resulted from customers shifting funds from time deposits into savings products.
Favorable rate variances on most liability categories partially offset rate variances on asset categories that were unfavorable in the aggregate as a result of the continuation of low intermediate and long-term interest rates. The favorable rate variance on long-term debt was the result of the prepayment of higher cost FHLB debt in August, 2004. Continued low intermediate-term rates and less aggressive pricing resulted in favorable rate variances for time deposits. Increases in short-term market rates drove the unfavorable rate variance on short-term borrowings, and the combination of short-term market rate increases and growth in promotional rate savings products resulted in the unfavorable rate variance on savings deposits.
NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below. To provide more meaningful trend analysis certain significant transactions not normally incurred are presented separately.

Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
		(Restated)	(Restated)
Service charges on deposit accounts	$35,409	$34,618	$29,074	$791	$5,544	2.3%	19.1%
Trust fees	18,445	17,854	17,527	591	327	3.3	1.9
Mortgage and other loan income	8,983	9,547	17,817	(564)	(8,270)	(5.9)	(46.4)
Brokerage and investment fees	7,803	7,710	7,375	93	335	1.2	4.5
ATM network user fees	4,355	3,361	3,384	994	(23)	29.6	(0.7)
Bankcard fees	3,804	3,415	3,008	389	407	11.4	13.5
Financial services	2,723	2,357	2,412	366	(55)	15.5	(2.3)
Investment securities gains (losses)	(8,927)	(1,513)	101	(7,414)	(1,614)	NM	—
Fair value change in CD swap derivatives	(3,604)	—	—	(3,604)	—	—	NM
Other	11,517	14,109	12,355	(2,592)	1,754	(18.4)	14.2

Total noninterest income	$80,508	$91,458	$93,053	$(10,950)	$(1,595)	(12.0)	(1.7)

NM — Not meaningful
2005 compared to 2004
Noninterest income totaled $80.5 million, a decrease of $11.0 million or 12.0% from the same period of 2004. The variance from the prior year was primarily the result of a $9.0 million net loss on the sales of securities in the fourth quarter of 2005, a $3.6 million pre-tax charge associated with the accounting for swaps hedging brokered certificates of deposit, and lower mortgage, other loan income, and other income, partially offset by increased service charges on deposit accounts, trust fees, ATM network user fees, bankcard fees, and financial services. During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio, reduced option risk and will have a beneficial impact on net interest margin and net interest income. Also during the fourth quarter of 2005, Citizens incurred a pre-tax cumulative charge to non-interest income of $3.6 million as a result of determining that the swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. In January 2006, Citizens modified the interest rate swaps related to brokered certificates of deposits to establish fair value hedge accounting treatment for future periods. Further discussion of this charge and subsequent changes in the swap portfolio is included in Note 19 to the Consolidated Financial Statements.
Some of the variance between 2005 and 2004 was the result of core banking activities. Mortgage and other loan income decreased as a result of lower mortgage origination in 2005 and lower letter of credit and home equity annual fees. The other income category decreased due to net gains of $1.7 million from the sale of former branch and other bank premises during 2004. Increases in ATM network user fees and bankcard fees were the result of higher customer activity over electronic delivery channels.
Excluding the effects of the fourth quarter of 2005 investment loss and the fair value change in CD swap derivatives, Citizens anticipates noninterest income levels in 2006 to be slightly higher than 2005 levels due to modest increases in most categories.
2004 compared to 2003
Noninterest income decreased $1.6 million in 2004 due to lower mortgage income and a net loss on the sale of investment securities, partially offset by increased service charges on deposit accounts, trust fees, bankcard fees, and other income. The decrease in mortgage and other loan income in 2004 reflected an $850.7 million decrease in closed mortgage loan volume as compared to 2003, due to the decreased refinance and wholesale activity. Citizens continues to sell most new production into the secondary market, so the decline in volume also affects servicing release premiums received at time of sale. The net loss on the sale of investment securities was the result of a $2.1 million impairment charge incurred in the second quarter of 2004. Citizens identified $74.9 million of securities that would be sold to offset the negative impact on interest rate risk and liquidity risk resulting from the sale of the Illinois Bank. The securities were sold in the third quarter of 2004 and a recovery of $0.5 million partially offset the impairment charge. The increase in service charges on deposit accounts was the result of initiatives implemented over the last six quarters to improve fee waiver management and was also attributable to slight increases in certain fees. Bankcard fees increased as a result of higher customer activity over electronic delivery channels. Other noninterest income increased in 2004 as a result of the profit on the sale of closed bank premises of $1.7 million and a distribution of $0.8 million received in the third quarter of 2004 related to venture capital investments made in prior years, in a limited partnership pursuing early stage investment opportunities in technology driven businesses located in the Midwest region of the United States.
NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below. In order to provide more meaningful trend analysis, special and certain other significant charges are presented separately.
Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
		(Restated)	(Restated)
Salaries and employee benefits	$132,153	$127,958	$120,538	$4,195	$7,420	3.3%	6.2%
Occupancy	22,131	19,865	17,865	2,266	2,000	11.4	11.2
Professional services	17,279	16,095	17,307	1,184	(1,212)	7.4	(7.0)
Equipment	14,634	14,252	16,222	382	(1,970)	2.7	(12.1)
Data processing services	13,800	13,131	12,513	669	618	5.1	4.9
Advertising and public relations	7,853	9,126	5,663	(1,273)	3,463	(13.9)	61.2
Postage and delivery	6,213	6,411	6,711	(198)	(300)	(3.1)	(4.5)
Telephone	5,481	5,940	4,704	(459)	1,236	(7.7)	26.3
Other loan expenses	2,655	3,964	4,758	(1,309)	(794)	(33.0)	(16.7)
Stationery and supplies	3,091	3,707	3,444	(616)	263	(16.6)	7.6
Intangible asset amortization	2,899	2,899	2,899	—	—	—	—
Prepayment penalty on FHLB advances	—	17,959	—	(17,959)	17,959	(100.0)	100.0
Other	14,853	18,971	16,242	(4,118)	2,729	(21.7)	16.8

Total noninterest expense	$243,042	$260,278	$228,866	$(17,236)	$31,412	(6.6)	13.7

2005 compared to 2004
Noninterest expense totaled $243.0 million, a decrease of $17.2 million or 6.6% from the same period of 2004. This decrease was the result of the $18.0 million prepayment penalty on high cost FHLB debt incurred in the third quarter of 2004 and declines in advertising and public relations, other loan expenses, and in other expenses, partially offset by increases in salaries and employee benefits, occupancy, and professional services.
Salaries and employee benefits increased over 2004 due to higher incentive payouts, higher employee benefit costs related to pension and insurance expenses, and personnel increases in Citizens’ Southeast Michigan market, partially offset by a decrease in postretirement benefits for the Corporation. The Corporation accelerated the vesting of certain non-vested stock options during 2005 and 2004. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. As a result of these accelerations, the Corporation recognized $0.1 million and $0.3 million in expense during 2005 and 2004, respectively. The expense related to those options that were accelerated, that would have occurred after the adoption of SFAS 123R, and will not be recognized as a result of the change, would have been $2.9 million in 2006, $2.5 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. For further discussion of stock-based compensation, see Note 2 to the Consolidated Financial Statements.
Occupancy costs increased over 2004 due to rent and depreciation expenses related to the new branches and regional hubs opened in Southeast Michigan throughout 2004 and 2005 and the Michigan and Wisconsin re-branding projects. Professional services increased as a result of $2.3 million in consulting fees associated with several initiatives targeted at developing corporate strategies to produce enhanced profitability and revenue momentum, enhancing overall corporate risk management, ensuring accounting and regulatory compliance, and enhancing information technology practices. Equipment costs increased over 2004 due to $1.5 million in additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy, partially offset by decreases in equipment maintenance and software maintenance. Advertising and public relations expenses decreased as the result of reduced advertising and marketing expenses associated with the Southeast Michigan initiative, partially offset by a fourth quarter 2005 deposit generation campaign. Other loan expenses decreased as a result of lower consumer loan volumes and process improvements implemented in the consumer loan processing department during the third quarter of 2004. The other expense category decreased as a result of certain tax related reconciliation items incurred in the third quarter of 2004 and a fourth quarter 2004 litigation settlement payment.
Citizens anticipates noninterest expense for 2006 to be consistent with 2005 experience.
2004 compared to 2003
Noninterest expense increased $31.4 million, or 13.7%, in 2004 reflecting the impact of the prepayment penalty on the FHLB debt and higher costs as a result of the Southeast Michigan initiative. Also contributing were increases in salaries and employee benefits, occupancy expense, advertising and public relations and telephone expense. These increases were partially offset by reductions in professional services, equipment expense and other loan fees.
Salaries and employee benefits increased due to the Southeast Michigan initiative and filling key staff positions in late 2003 and higher pension and medical expenses. Normal salary merit increases were partially offset by a reduction in staffing levels. Citizens had 2,215 full-time equivalent employees at December 31, 2004, down from 2,310 (excluding Illinois Bank employees) at December 31, 2003. The increase in pension expense in 2004 was due to a decrease in the expected return on assets in 2004 compared to 2003 and an increase in the amortization of unrealized net actuarial losses.
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
FEDERAL AND STATE INCOME TAXES
Citizens recorded income tax expense of $31.6 million in 2005 compared to income tax expense of $19.6 million in 2004 and $18.4 million in 2003. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 28.17% in 2005, compared to 24.11% in 2004 and 22.17% in 2003. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest income and, to a lesser extent, other permanent income tax differences. Citizens’ effective tax rate increased in 2005 compared to 2004 due to a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset and higher income taxes in other states. Citizens’ effective tax rate increased in 2004 compared to 2003 due to a reduction in tax-exempt income and an increase in permanent unfavorable differences.
Citizens anticipates that the effective income tax rate for 2006 will be slightly lower than the rate for 2005.
LINE OF BUSINESS RESULTS
Net income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 21 to the Consolidated Financial Statements.

	Net Income
(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Commercial Banking	$43,840	$34,141	$18,664
Consumer Banking	39,762	33,102	32,653
Wealth Management	2,165	1,028	227
Other	(5,242)	(6,592)	12,965

Income from continuing operations	80,525	61,679	64,509
Income from discontinued operations	—	14,418	1,442

Net income	$80,525	$76,097	$65,951

2005 compared to 2004
Commercial Banking net income increased to $43.8 million in 2005 from $34.1 million in 2004. The increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by lower noninterest income and higher noninterest expenses. The loan loss provision declined by $14.0 million due to a reduction in the level of net charge-offs primarily as a result of the $9.1 million insurance settlement and continued improvement in the overall risk of the commercial loan portfolio. Net interest income increased $6.0 million as a result of higher average commercial loan balances due to continued strong growth in the Southeast Michigan market, increased focus on the sales management process, and several new relationships in key Michigan and Wisconsin markets, which were partially offset by continued reduction of exposure on credits not meeting Citizens’ risk parameters, including the third quarter 2005 nonperforming loan sale, and normal competitive pressures. Higher average time deposit balances from municipalities and higher spreads on demand deposits due to the rising rate environment also contributed to the increase in net interest income. Noninterest income declined $0.8 million due to lower deposit service charges due to the rising rate environment, which resulted in higher customer earnings credits against commercial deposit service charges based on commercial deposit balances, and a change in procedures for recording letter of credit fees. Noninterest expense increased $4.2 million due to higher incentive compensation, and personnel increases in Citizens’ Southeast Michigan market. These increases were partially offset by lower professional services expense.
Consumer Banking net income increased to $39.8 million in 2005 from $33.1 million in 2004. The increase in net income was due to a decrease in the provision for loan losses and noninterest expense and an increase in net interest income, partially offset by a decline in noninterest income. The loan loss provision decreased by $6.6 million due to lower provision for losses due to portfolio growth in lower risk products, a continued conscientious focus on the underwriting process, and a reserve reduction of $1.5 million related to a previous mortgage recourse transaction. Noninterest expense for 2004, decreased by $2.8 million as a result of lower salary and incentive related compensation expense, and lower advertising and public relations expenses. Net interest income increased by $1.6 million as a result of increased spreads on consumer deposit products partially offset by spread compression in the consumer loan portfolio. Total noninterest income decreased by $0.8 million as a result of lower brokerage and mortgage related fee income, and net gains related to the sale of branch properties that occurred in 2004, these decreases were partially offset by higher deposit service charge income.
Wealth Management net income increased to $2.2 million in 2005 from $1.0 million in 2004. The increase in net income was due to increases in net interest income and noninterest income. Net interest income increased by $0.2 million due to an increase in private banking loans and deposits. Noninterest income increased by $1.5 million as a result of higher trust fees, brokerage fees, a performance-related penalty of $0.3 million received from a third party vendor, and a full-year of third party vendor fees. These increases were partially offset by the gain on the reorganization of the Golden Oak Funds and a litigation settlement in 2004. Trust fees increased due to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Trust assets under administration were $2.5 billion at December 31, 2005 compared to $2.7 billion at December 31, 2004. The decline in trust assets was due to the reduction of an institutional relationship and the exit of custody assets during 2005. The effect of these exits was partially offset by stronger financial markets at December 31, 2005 and continued growth in personal investment management assets. Brokerage income increased due to more business being referred to financial consultants in Wealth Management from licensed personal bankers in Consumer Banking.
Activities that are not directly attributable to one of the above are included in the Other business line. Included in this category are the Holding Company; Citizens’ Treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other business line net income increased $1.4 million resulting in a net loss of $5.2 million in 2005 compared to a net loss of $6.6 million in 2004. The increase in net income was due to lower noninterest expense, partially offset by lower net interest income and lower noninterest income. Noninterest expense decreased by $18.5 million, due largely to the $18.0 million prepayment penalty associated with the retirement of high cost FHLB advances that was incurred in the third quarter of 2004. Net interest income decreased by $3.6 million as a result of the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Noninterest income decreased by $10.9 million as a result of the $9.0 million net loss on the sale of securities and the $3.6 million charge associated with the accounting treatment of swaps hedging brokered CDs, both of which occurred in the fourth quarter of 2005.
2004 compared to 2003
Commercial Banking net income increased to $34.1 million in 2004 from $18.7 million in 2003. The increase in net income was due to a decrease in the provision for loan losses, partially offset by declines in net interest income and noninterest income and higher noninterest expenses. The loan loss provision decreased by $38.7 million in 2004 as a result of lower net charge-offs, fewer commercial loan risk-rating downgrades and improved nonperforming asset levels. Net interest income decreased by $5.8 million as a result of lower average commercial loan balances due to reduced demand for commercial credit, high repayment activity and continued reduction of exposure on credits not meeting Citizens’ risk parameters. The decline in loans occurred in most markets with the exception of Southeast Michigan, which experienced strong growth. Noninterest income declined by $0.9 million in 2004 as a result of lower deposit service charges and cash management fees as certain commercial account relationships were transferred from Commercial Banking to Consumer Banking beginning in the second quarter of 2003, based upon the client’s assigned officer. Noninterest expense increased by $9.5 million in 2004 due to higher staff compensation expense as a result of an increase in commercial banking staff, lower deferred origination-related compensation and higher recruiting-related incentives in Southeast Michigan and other markets, and a change in the methodology used to allocate intercompany operational costs, partially offset by decreases in loan fees and expenses related to maintaining repossessed commercial real estate.
Consumer Banking net income was relatively unchanged at $33.1 million in 2004 as compared to $32.7 million in 2003. During 2004 declines in net interest income and noninterest income and increases in noninterest expense were largely offset by declines in loan loss provision expense. Total net interest income was lower by $0.5 million as a result of declines in the mortgage loan and the held for sale portfolios which were partially offset by strong growth in the home equity and indirect loan portfolios. Non-interest income declined by $1.5 million due to lower mortgage income resulting from lower refinance activity, partially offset by increased deposit service charges and net gains related to the sale of branch properties. Noninterest expense increased by $1.6 million as a result of higher advertising and public relations costs, partially offset by lower staff compensation expense due to improved efficiency levels in the branches, and lower equipment costs. The provision for loan losses decreased by $1.7 million as a result of a lower provision for losses on the wholesale mortgage business which was partially offset by higher provision for the growth in home equity loans.
Wealth Management net income increased to $1.0 million in 2004 compared to $0.2 million in 2003. The increase in net income was due to increases in net interest income and noninterest income, partially offset by higher noninterest expenses. Net interest income increased by $0.5 million as a result of certain account relationships that were transferred from Commercial Banking and Consumer Banking to Wealth Management during 2004 based upon the client’s assigned officer.

Noninterest income increased by $1.2 million as a result of higher trust and brokerage fees related to stronger financial markets, successful brokerage sales campaigns, and Citizens new sales management process implemented during the first quarter of 2004. Furthermore, 2004 noninterest income included a gain from the reorganization of the Golden Oak Funds, a partial year of third party vendor fees, and a litigation settlement. Total trust assets under administration were $2.7 billion at December 31, 2004 compared to $2.9 billion at December 31, 2003. The decline in trust assets was due to the reduction of a large institutional relationship and a large custody account. Total noninterest expenses increased $0.4 million due to higher incentive-based compensation, and higher data processing costs as a result of the strategic alliances with SEI Investments, EnvestnetPMC, Inc., and EPIC Advisors, Inc., and a change in the methodology used to allocate intercompany operational costs. These increases were partially offset by decreases in salaries, equipment, and professional services related to the prior trust and investment accounting systems and operations, 2003 implementation costs associated with the new alliances, and a decline in losses related to a lawsuit settled in 2003.
The Other business line recorded a net loss of $6.6 million in 2004 compared to net income of $13.0 million in 2003, a decrease of $19.6 million. The decline in net income was the result of lower net interest income and lower noninterest income and higher noninterest expense. Net interest income declined by $3.2 million as a result of the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. During 2004, noninterest expense increased by $20.6 million as a result of increases in employee benefits expense, reconciliation items including certain tax related items and the $18.0 million prepayment penalty associated with the retirement of high cost FHLB advances. Noninterest income decreased in 2004 by $0.4 million as a result of slightly higher losses on the sale of securities, partially offset by gains on the sale of vacant bank properties.
SUBSEQUENT EVENTS
Strategic Business Alliances for the Mortgage Operations, Secondary Marketing and Title Services Functions
On March 10, 2006, Citizens determined to form strategic business alliances for its mortgage operations, secondary marketing and title services functions. Citizens believes that these alliances will significantly increase its access to technology, improve its ability to originate loans by making more sales channels available, and eliminate certain fixed costs associated with maintaining the infrastructure of the title services function.
Citizens entered into a contract with PHH Mortgage Corporation to perform mortgage operations loan processing, servicing, secondary marketing functions and other mortgage-related loan origination services. With respect to the title services function, Citizens has determined that such services will be provided by various third parties throughout its markets.
Citizens expects to fully implement the strategic business alliance concerning the mortgage operations and secondary marketing functions by the end of June 2006 and the title services function by the end of September 2006. In connection with this initiative, Citizens expects to reduce its workforce by 27 employees (approximately 1.2% of its workforce). This headcount reduction is anticipated to result in approximately $0.4 million in severance related costs. Citizens anticipates additional charges in 2006 of $0.3 million related to this restructuring.
The following table sets forth a summary of estimated costs to implement the above strategy by major category (in millions):

	Estimate of Charges – 2006
	First	Second	Third	Fourth
Major Cost Category	Quarter	Quarter	Quarter	Quarter	Total
Employee Separation	$0.2	$0.2	-0-	-0-	$0.4
Other	-0-	-0-	$0.1	$0.2	$0.3

Total	$0.2	$0.2	$0.1	$0.2	$0.7

Citizens expects these charges will result in future cash expenditures of $0.7 million through 2007.
Consolidation of the Consumer and Commercial Loan Operations Functions
On March 10, 2006, Citizens determined to consolidate its consumer and commercial loan operations into a functional, centrally located operation. Citizens believes that the consolidation of these operations will improve workflows between the consumer and commercial loan operations, enhance management and employee productivity and efficiency, improve standardization and specialization, and serve as a more efficient means of deploying best practices.
Citizens expects to begin the consolidation process immediately, with full implementation by the end of the second quarter of 2006. In connection with this consolidation, Citizens expects to reduce its workforce by 17 employees (approximately 1.0% of its workforce) and will consolidate the loan operations function centrally at its Flint, Michigan headquarters. This headcount reduction is anticipated to result in approximately $0.4 million in severance related costs. Citizens anticipates additional charges in 2006 of $0.2 million related to the implementation of process improvement measures and technology enhancements as well as other restructuring activities.
The following table sets forth a summary of estimated costs of the consolidation by major category (in millions):

	Estimate of Charges – 2006
	First	Second	Third	Fourth
Major Cost Category	Quarter	Quarter	Quarter	Quarter	Total
Employee Separation	$0.2	$0.1	-0-	$0.1	$0.4
Other	$0.1	$0.1	-0-	-0-	$0.2

Total	$0.3	$0.2	-0-	$0.1	$0.6

The Company expects these charges will result in future cash expenditures of $0.6 million through 2007.
FINANCIAL CONDITION
SUMMARY
The following table summarizes various indicators of Citizens’ financial condition for 2005, 2004 and 2003.

	2005	2004	2003

		(Restated)	(Restated)
Average total assets (in millions)	$7,777.8	$7,585.5	$7,510.9
Average short term borrowings (in millions)	812.6	653.4	454.3
Average long term debt (in millions)	938.5	936.0	861.7
Average earning assets as a percent of average assets	94.5%	94.4%	94.5%
Average investment securities and money market investments as a percent of average earning assets	24.8	26.8	25.2
Average portfolio loans as a percent of average earning assets	74.8	72.7	72.4
Interest-bearing deposits as a percent of average interest-bearing liabilities	71.3	73.4	77.9
Ratio of average noninterest bearing deposits to average deposits	17.6	17.0	15.5
These items are discussed in more detail below.
AVERAGE TOTAL ASSETS
Average total assets for 2005 increased $192.3 million or 2.5% to $7.8 billion as growth in all loan portfolios was offset by a decline in taxable investment securities.
INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest-rate risk and maximizing return. Securities are classified as available for sale or held to maturity. As of December 31, 2005, 91.6% of securities were classified as available for sale.
A summary of investment securities balances at December 31, 2005, 2004 and 2003 is provided below:

Investment Securities
December 31 (in thousands)	2005	2004	2003

			(Restated)
Available for Sale:
U.S. Treasury	$—	$—	$—
Federal agencies
Mortgage-backed	811,898	1,056,208	1,130,696
Other agencies	310,408	291,991	256,727
State and municipal
Taxable	5,107	4,698	7,948
Tax-exempt	373,128	391,180	419,973
Mortgage and asset-backed	280	2,669	4,099
Other securities	1,176	388	6,021

Total	$1,501,997	$1,747,134	$1,825,464

Held to Maturity:
State and municipal — tax exempt	$82,431	$54,035	$19,857

Other Investments:
FHLB and Federal Reserve stock	$55,911	$67,390	$64,884

Total Investments	$1,640,339	$1,868,559	$1,910,205

Total investment securities decreased $228.2 million in 2005 after decreasing $41.6 million in 2004. Available for sale securities decreased $245.1 million or 14.0% in 2005. This compares with a decrease of $78.3 million or 4.3% in 2004. Agency-issued mortgage-backed securities decreased $244.3 million or 23.1% compared to a decrease of $74.5 million or 6.6% in 2004. Other agency-issued securities increased $18.4 million in 2005 or 6.3% compared to a $35.3 million increase or 13.7% in 2004. The overall decrease in available for sale securities has been a result of maturities, pre-payment of principal, sale of securities and the sale of the Illinois bank.
Citizens sold $322.4 million of securities in the fourth quarter of 2005 comprised of all callable agency, 10 year mortgage-backed, and hybrid-ARM mortgage-backed securities held by the Corporation. The primary objectives of the transaction were to shorten the duration of the investment portfolio, reduce prepayment option risk and improve liquidity by reducing short-term borrowings. The decision to sell securities was based on changes in Citizens’ asset/liability position resulting from increases in intermediate and long-term interest rates prior to the sales and recent declines in core deposit balances. Citizens used $209.4 million of the sale proceeds to purchase securities with shorter duration and no exposure to prepayment option risk. The remaining $104.0 million, after netting the $9.0 million loss, was used to reduce short-term borrowings.
Citizens had determined to sell $74.9 million of securities in the second quarter of 2004. The sale of securities was to offset the negative impact on interest rate risk and liquidity risk expected to result from the impending sale of Citizens Bank-Illinois, N.A. Since the fair values of the securities were below amortized cost, an impairment charge of $2.1 million was recognized in the second quarter of 2004. A recovery of $0.5 million partially offset the impairment charge when the securities were sold in the third quarter of 2004.
Purchases of municipal securities remain dependent on Citizens’ capacity to utilize tax-exempt income. Municipal securities increased $10.8 million or 2.4% in 2005, compared to an increase of $2.1 million or 0.5% in 2004.
Other securities increased $0.8 million in 2005 versus a $5.6 million decrease in 2004.
Other investments in Federal Reserve Bank and Federal Home Loan Bank stocks decreased $11.5 million in 2005 compared to an increase of $2.5 million in 2004. The decrease is a result of Federal Home Loan Bank stock having been redeemed, due to the merger of F&M Wisconsin into Citizens Bank in April 2005.

Money market investments are comprised of federal funds sold and government money market funds. Money market investments decreased $1.4 million in 2005 versus a decrease of $0.3 million in 2004. Funds invested in these assets are adjusted from time to time based on liquidity needs and asset/liability and investment objectives.
Maturities and average yields of investment securities at December 31, 2005 are presented in Table 4 below.
Table 4. Maturities and Average Yields of Securities At December 31, 2005

	U.S. Treasury and
	Federal Agency(1)				State and Municipal(1), (2)					Other(1)				Total(4)
	Amortized	Fair			Amortized	Fair			Amortized	Fair			Amortized	Fair
(in thousands)	Cost	Value		Yield	Cost	Value		Yield	Cost	Value		Yield	Cost	Value		Yield

Available for Sale:
Due within one year	$315,926	$314,688		4.64%	$26,933	$27,072		7.92%	$1,072	$1,072		4.17%	$343,931	$342,832		4.90%
One to five years	702,145	691,592		4.62	124,791	130,467		7.92	3	4		5.88	826,939	822,063		5.12
Five to ten years	92,583	91,213		4.73	125,007	130,218		7.36	—	—		0.00	217,590	221,431		6.24
After ten years	24,960	24,813		4.98	88,122	90,478		6.81	277	380		5.80	113,359	115,671		6.40

	1,135,614	1,122,306		4.64	364,853	378,235		7.46	1,352	1,456		4.51	$1,501,819	$1,501,997		5.33

Average maturity(3)		3.20	yrs.			6.73	yrs.			3.06	yrs.			4.06	yrs.

Held to Maturity:
Due within one year					$—	$—		0.00%					$—	$—		0.00%
One to five years					—	—		0.00					—	—		0.00
Five to ten years					2,008	1,662		5.52					2,008	1,662		5.52
After ten years					80,423	80,702		6.25					80,423	80,702		6.25

					82,431	82,364		6.23					82,431	82,364		6.23

Average maturity(3)						13.25	yrs.							13.25	yrs.

(1)	Maturities for collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are based upon a weighted average life basis. Maturities for state and municipal securities incorporate early call features, if applicable. Non-mortgage Federal Agency securities are based upon stated contractual maturity.

(2)	Yields are based on amortized cost and for state and municipal securities are calculated on a tax equivalent basis using a 35% tax rate.

(3)	Average maturity information excludes holdings of corporate stocks with no stated maturity.

(4)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.
As of December 31, 2005, the estimated aggregate fair value of the investment securities portfolio was $0.1 million above amortized cost, consisting of gross unrealized gains of $18.1 million and gross unrealized losses of $18.0 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 6 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 2 to the Consolidated Financial Statements.
LOAN PORTFOLIO
Citizens extends credit within the local markets of its banking subsidiaries located in Michigan, Wisconsin and Iowa. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry with no concentration within a single industry that exceeds 10% of total loans. Citizens has minimal loans to foreign debtors and does not actively solicit nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer.
Portfolio Loans
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial, commercial real estate, and real estate construction loans at December 31, 2005 are presented below.

Table 5. Portfolio Loans (1)

(in millions)	2005	2004	2003	2002	2001

			(Restated)	(Restated)	(Restated)
Portfolio Loans Outstanding at December 31
Commercial	$1,688.1	$1,633.8	$1,645.4	$1,848.1	$1,949.2
Commercial real estate	1,190.4	1,153.0	1,194.2	1,212.3	1,230.5
Real estate construction	211.7	102.9	89.9	168.4	132.2
Residential mortgage loans	539.8	508.2	492.7	622.2	889.7
Direct consumer	1,142.0	1,169.6	998.3	835.7	794.7
Indirect consumer	844.1	825.9	743.9	656.0	673.5

Total	$5,616.1	$5,393.4	$5,164.4	$5,342.7	$5,669.8

Portfolio Loan Maturities and Interest Rate Sensitivity at December 31, 2005

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial	$921.7	$666.6	$99.8	$1,688.1
Commercial real estate	248.5	885.1	56.8	1,190.4
Real estate construction	100.8	100.3	10.6	211.7

Total	$1,271.0	$1,652.0	$167.2	$3,090.2

Loans above:
With floating interest rates	$907.2	$665.0	$96.2	$1,668.4
With predetermined interest rates	363.8	987.0	71.0	1,421.8

Total	$1,271.0	$1,652.0	$167.2	$3,090.2

(1)	Excludes mortgage loans held for sale
The 4.1% increase in total portfolio loans during 2005 was a result of increases in all loan categories except direct consumer, which declined as a result of weak consumer demand. The 2004 loan growth was primarily a result of increases in home equity and indirect consumer loans, which more than offset declines in commercial and commercial real estate loans. The decreases in total portfolio loans in 2003, 2002 and 2001 reflect declining commercial loan and residential mortgage loan balances, partially offset by growth in consumer loans. On an average basis, portfolio loans comprised 74.8% of total average earning assets during 2005, compared to 73.0% in 2004 and 72.4% in 2003.
Loan Origination/ Risk Management. Extending credit to businesses and consumers exposes the Corporation to credit risk which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Corporation has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through the establishment of a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and surveillance and evaluation by an independent internal loan review staff of the quality, trends, collectibility and collateral margins within the loan portfolio. Lending policies and guidelines are reviewed and modified on an ongoing basis as conditions change and new credit products are offered. Commercial and commercial real estate credit administration policies include a loan rating system that is validated by the internal loan review staff who verify credit ratings by sampling loans based upon select criteria, including loan size, delinquency status, loan officer coverage and other factors. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potentially problematic loans. Account officers are vested with the responsibility of monitoring their customers’ financial condition and initiating changes in the loan ratings on credits. In an ongoing effort to strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Loans that have migrated within the loan rating system to a level that requires remediation are actively reviewed by senior management at quarterly meetings with the credit risk management staff and market account officers. At these meetings, action plans are developed to either remediate any emerging problem loans or develop a specific plan for removing such loans from the portfolio. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer.
The Corporation maintains an independent loan review department that reviews and validates the credit risk profile on a regular basis. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel.
Commercial. The commercial loan category includes a diverse group of loans largely to in-market small business (less than $0.55 million) and lower-middle market ($0.5 to $5.0 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions. Commercial loans at December 31, 2005 were higher than December 31, 2004 by $54.4 million or 3.3% due to higher demand for commercial credit in several of Citizens’ markets.
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
Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans, to developers and owners of commercial real estate, for single and multiple family residential as well as multi-unit commercial properties. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate. Commercial real estate loans at December 31, 2005 were higher than December 31, 2004, by $37.4 million or 3.2% due to increased demand in many markets.
Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2005, approximately 53% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well-capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. These loans are typically refinanced at construction completion, as either income-producing investment or owner-occupied properties. Real estate construction loans increased 105.7% to $211.7 million at December 31, 2005. The increase in 2005 was a result of organic growth.

From time to time, the Corporation may originate loans to developers and builders secured by non-owner occupied investment properties. In such cases, the Corporation generally requires the borrower to have a proven record of success and to meet Citizens’ underwriting criteria for this type of credit risk. Real estate construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored through on-site inspections during construction, and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated through a subsidiary of the Corporation in accordance with underwriting standards set forth by the government-sponsored entities, FNMA, FHLMC and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. Most residential mortgage loans are sold in the secondary mortgage market. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages.
Portfolio residential mortgage loans were $539.8 million at December 31, 2005, an increase of $31.6 million or 6.2% compared with December 31, 2004. The lower refinance activity in 2005 helped maintain portfolio balances. Citizens continues to sell most new production into the secondary market. Closed mortgage loan volume declined to $491.9 million in 2005 compared with $589.9 million in 2004. The decrease was a result of lower refinance activity.
Mortgage loans held for sale represent the residential mortgage loans closed as of December 31, 2005 but not yet sold to the secondary market or placed in the Corporation’s portfolio. Mortgage loans held for sale were $16.3 million at December 31, 2005, a decrease of $11.8 million from December 31, 2004. The decrease was due to a decrease in residential mortgage loan closings to $105.0 million during the fourth quarter of 2005 compared with $140.1 million in the fourth quarter of 2004, as loans closed generally remain in loans held for sale for 30 to 60 days after closing.
Direct Consumer. The direct consumer loan category includes home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Home equity loans consist mainly of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. These loans are originated through Citizens banking offices with loan-to-value ratios generally less than 90% of appraised collateral value. Citizens offers home equity loans to credit worthy customers above the 90% loan-to-value levels but does not underwrite home equity loans that exceed 100% of collateral value. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Credit risks for these types of loans are influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by evaluating the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
The Corporation originates consumer loans utilizing a computer-based credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting guidelines for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value considerations not to exceed 100%, credit scoring results, ability to service overall debt, and documentation requirements. During 2005 direct consumer loans decreased $27.6 million or 2.4% due to lower consumer demand.
Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats, recreational vehicles, and automobiles. These loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on a quarterly basis. The dealers refer customers to the centralized underwriting group which utilizes a computer-based credit scoring model to supplement the underwriting process, then complete the loans utilizing Citizens’ loan documents. Credit risks for these types of loans, as for direct consumer loans, are influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealer’s ability to collect proper customer information, and adhere to appropriate lending guidelines including but not limited to, evaluating collateral value, proper capture of property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio can arise from borrower’s inability to repay the loan and by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
During 2005, indirect loans increased $18.2 million or 2.2% due to growth in the recreational vehicle and marine segments from continued emphasis on service and maintaining strong relationships with existing dealers in Citizens’ markets.
Provision and Allowance for Loan Losses
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. Credit losses are charged against, and recoveries are credited to, the allowance for loan losses. The amount of the allowance for loan losses is based on a review of historical Citizens’ credit loss experience, banking industry credit loss experience and such factors that, in the Corporation’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While the Corporation considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. For further discussion, refer to “Critical Accounting Policies.”

A summary of Citizens’ loan loss experience for the past five years appears below.
Table 6. Summary of Loan Loss Experience

Year Ended December 31 (dollars in thousands)	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
Allowance for loan losses — January 1	$122,184	$121,350	$104,859	$74,355	$73,211
Transfer to reserve for commitments	—	—	—	1,327	560
Provision for loan losses	1,109	21,609	62,008	117,331	25,232
Charge-offs:
Commercial (3)	12,920	24,582	47,683	80,076	17,027
Residential mortgage	1,152	1,060	1,233	2,027	189
Direct consumer	5,290	5,864	6,414	7,346	6,565
Indirect consumer	9,485	7,565	9,243	8,710	7,512

Total charge-offs	28,847	39,071	64,573	98,159	31,293

Recoveries:
Commercial (3)	17,721	13,960	14,094	5,283	1,903
Residential mortgage	69	70	35	11	47
Direct consumer	1,419	1,669	1,847	1,660	1,516
Indirect consumer	2,745	2,597	3,080	3,051	3,179

Total recoveries	21,954	18,296	19,056	10,005	6,645

Net charge-offs	6,893	20,775	45,517	88,154	24,648

Allowance for loan losses — December 31	$116,400	$122,184	$121,350	$104,859	$74,355

Allowance for losses on lending-related commitments — December 31(2)	$3,023	$2,833	$2,654	$2,654	$3,981

Portfolio loans outstanding at year-end (1)	$5,616,119	$5,393,365	$5,164,416	$5,342,669	$5,669,755
Average portfolio loans outstanding (1)	5,493,280	5,210,817	5,140,450	5,467,139	5,851,694
Ratio of allowance for loan losses to loans outstanding at year-end	2.07%	2.27%	2.35%	1.96%	1.31%
Ratio of net loans charged off as a percentage of average loans outstanding	0.13	0.40	0.89	1.61	0.42

(1)	Balances exclude mortgage loans held for sale.

(2)	During the fourth quarter of 2003, Citizens reclassified $2.7 million from the allowance for loan losses related to unfunded loan commitments liabilities. Prior period amounts were restated to conform to the new presentation.

(3)	The Commercial category includes both commercial and commercial real estate loans.
The lower loan loss provision in 2005 resulted from a decline in nonperforming assets, lower net charge-offs, fewer risk rating downgrades within the commercial loan portfolio, and a $1.5 million reduction in the reserve related to a previous mortgage recourse transaction.
Commercial net charge-offs totaled $(4.8) million in 2005, compared with $10.6 million in 2004. Commercial net charge-offs reflect an insurance settlement of $9.1 million accounted for as a loan loss recovery. The commercial loan charge-offs in 2005 were smaller in size than the previous three years and represented a variety of industries.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for credit losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens did not substantively change its overall approach in the calculation of the allowance for loan losses in 2005 from

2004 and the allocation methods used at December 31, 2005 and December 31, 2004 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in Note 2 to the Consolidated Financial Statements.
Internal risk ratings are assigned to each commercial and commercial real estate loan at the time of approval and are subject to subsequent periodic reviews by senior management. These ratings encompass ten categories that define a borrower’s estimated ability to repay their loan obligations. In the third quarter of 2002, the Corporation incorporated a new scoring methodology for certain larger balance watch list commercial credits that lowered the number of factors considered from eight to five and gave additional weight toward discounted service ability (cash flow capacity), financial condition and capitalization of the borrower, and less from collateral coverage and prior relationship history. As a result of these changes, a number of commercial credits were downgraded to higher risk ratings resulting in higher loss rates being applied to the same dollar of exposure.
Prior to the third quarter of 2002, Citizens had used a historical three-year rolling average of net charge-offs as the basis for developing loss factors for commercial credits. Beginning in the third quarter of 2002, in order to emphasize more recent loss trends in the methodology, the Corporation utilized an eighteen-month rolling average of net charge-offs. In 2004, Citizens further refined the use of loan loss averages by using 12 months for consumer, except home equity, and credit-card, while continuing to use 18 months for commercial, home equity, and mortgage loans. These changes did not affect the level of net charge-offs or the calculation of the specific allowances. In 2005, further enhancements to the methodology incorporate the use of quantitative Citizens’ or banking industry loan loss experience for homogenous loan pools with similar risk characteristics and qualitative risks based upon factors both internal and external to the Corporation.
Table 7 below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the percentage of each loan type of total portfolio loans.

Table 7. Allocation of the Allowance for Loan Losses (1)

					2003		2002		2001
	2005		2004		(Restated)		(Restated)		(Restated)
		% of		% of		% of		% of		% of
December 31		Total		Total		Total		Total		Total
(dollars in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$5.1		$15.3		$18.0		$18.6		$8.8

Risk allocated allowances:
Commercial (2)	55.2	55.1%	59.2	53.6%	68.3	56.7%	62.0	60.4%	28.5	58.4%
Residential mortgage	6.3	9.6	6.2	9.4	4.7	9.6	2.3	11.7	3.3	15.7
Direct Consumer	12.4	20.3	6.9	21.7	6.3	19.3	7.1	15.6	6.9	14.0
Indirect Consumer	27.5	15.0	12.3	15.3	8.6	14.4	8.0	12.3	8.6	11.9

Total risk allocated allowance	101.4		84.6		87.9		79.4		47.3

Total allocated	106.5	100.0%	99.9	100.0%	105.9	100.0%	98.0	100.0%	56.1	100.0%

General valuation allowances	9.9		22.3		15.4		6.8		18.2

Total	$116.4		$122.2		$121.3		$104.8		$74.3

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.
Specific Allocated Allowance. Classified credits, which include “doubtful”, “substandard” and “special mention” and are subject to specific reserves, decreased to $8.9 million and allocated a specific allowance of $5.1 million at December 31, 2005 compared to $35.0 million in classified credits with an allocated specific allowance of $15.3 million at December 31, 2004. The amount of the specific allowance, however, as a percent of outstanding loan balances subject to such specific reserves, increased to 56.9% at December 31, 2005 from 43.7% at December 31, 2004 as more substandard credits were assigned a specific reserve. Credits classified as “doubtful” have critical weaknesses that make full collection improbable. “Substandard” credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. “Special mention” credits are potentially weak, as the borrower has begun to exhibit deteriorating trends that, if not corrected, could jeopardize repayment of the loan and result in further downgrade.
Risk Allocated Allowance. The amount allocated to commercial loans decreased in 2005, reflecting Citizens’ continued aggressive review and disposition of problematic credits in 2005. The increase in 2005 in the consumer direct and indirect portfolios reflects a combination of the growth and maturation of the home equity portfolio and economic weaknesses that are negatively impacting the portfolios.
General Valuation Allowances. The decrease in the general valuation reserve allowances reflects the refinement of a number of the portfolio specific reserves.
The general valuation reserve allowances are now based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase at December 31, 2005 in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and the possible imprecision in the loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2005 appropriately reflect probable inherent but undetected losses in the portfolio.
NONPERFORMING ASSETS
Nonperforming assets are comprised of nonaccrual loans, restructured loans and repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. A five-year history of nonperforming assets is presented below.
Table 8. Nonperforming Assets and Past Due Loans

December 31 (in thousands)	2005	2004	2003	2002	2001

			(Restated)	(Restated)	(Restated)
Nonperforming Loans (1)(2)
Nonaccrual
Less than 30 days past due	$4,206	$2,761	$7,721	$13,030	$6,451
From 30 to 89 days past due	1,136	3,118	4,450	23,157	4,487
90 or more days past due	26,798	36,940	55,606	45,848	55,810

Total	32,140	42,819	67,777	82,035	66,748
90 days past due and still accruing	385	40	345	859	4,165
Restructured (1)	—	42	—	—	337

Total nonperforming loans	32,525	42,901	68,122	82,894	71,250
Other Repossessed Assets Acquired	7,351	7,946	7,771	7,918	5,836

Total nonperforming assets	$39,876	$50,847	$75,893	$90,812	$77,086

Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	0.71%	0.94%	1.47%	1.70%	1.36%
Nonperforming assets as a percent of total assets	0.51	0.66	1.01	1.24	1.03

Nonperforming Loans by Type
Commercial	$12,265	$13,816	$38,553	$47,744	$34,925
Commercial real estate	5,068	14,464	15,943	18,665	11,052
Residential mortgage	8,412	8,643	9,161	10,865	17,293
Direct Consumer	4,326	3,527	3,215	3,817	5,098
Indirect Consumer	2,454	2,451	1,250	1,803	2,882

Total	$32,525	$42,901	$68,122	$82,894	$71,250

(1)	Nonperforming loans include loans on which interest is not being recognized (nonaccrual), those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured), and loans 90 days past due and still accruing.

(2)	Gross interest income that would have been recorded in 2005 for nonaccrual and restructured loans, as of December 31, 2005, assuming interest had been accrued throughout the year in accordance with original terms was $2.5 million. The comparable 2004 and 2003 totals were $3.8 million, and $6.1 million, respectively. Interest collected on these loans and included in income was $0.6 million in 2005, $2.0 million in 2004 and $3.9 million in 2003. Therefore, on a net basis, total income foregone due to these loans was $1.9 million in 2005, $1.8 million in 2004 and $2.2 million in 2003.
The decrease in nonperforming commercial and commercial real estate loans was the result of aggressive collection efforts, the third quarter 2005 sale of nonperforming commercial loans with a balance of $6.7 million and, to a lesser extent, continued charge-off of nonperforming loans. In addition, the decrease was attributable to a reduction of the inflow of new nonperforming loans due to proactive management and reduction of exposure on credits with the potential to deteriorate. Citizens believes the risk of loss for commercial real estate nonperforming loans is significantly less than the total principal balance, due to the nature of the underlying collateral and the value of such collateral in relation to the total credit exposure. These loans are generally for owner-occupied properties and the sources of repayment are not dependent on the performance of the real estate market.

Nonperforming residential mortgage loans decreased at December 31, 2005 compared with December 31, 2004, reflecting more aggressive collection and better loss mitigation efforts. The consumer portfolio non-performing loans increased at December 31, 2005 compared with December 31, 2004, reflecting the weakening economy in many Citizens’ markets, particularly Michigan.
The Corporation carefully monitors other credits that, while current in terms of principal and interest payments, have the potential to deteriorate in quality if economic conditions change. As of December 31, 2005, such loans amounted to $163.7 million or 2.9% of total portfolio loans compared with $155.6 million or 2.9% of total portfolio loans as of December 31, 2004. These loans are commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
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
Citizens conducts a periodic process on certain credits that utilize market and credit personnel to help evaluate and identify quantitative and qualitative factors within and surrounding these credits. These leading indicators help the Corporation track potential issues that may or may not arise with these credits. Some of these loans are transferred from the markets to Citizens’ special loans group. The special loans group then determines, using qualitative and quantitative factors, if there are specific conditions or circumstances that would indicate if it is probable that a loss will be incurred. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation allowance for impaired loans as a part of the specific allocated allowance. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Interest income on all other impaired loans is recorded on an accrual basis.
Certain of the nonperforming loans included in Table 8 are considered to be impaired. Citizens measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or lower are also measured for impairment. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans. Consumer loans, both direct and indirect, and residential mortgage loans, are not included in the impaired loan data because they are smaller balance homogeneous loans. Total loans tracked by Citizens’ market and credit personnel considered impaired and their related reserve balances at December 31, 2005 and 2004, as well as their effect on net income in 2005 and 2004, are set forth in the following table.
Impaired Loan Information

			Valuation Reserve
(in thousands)	2005	2004	2005	2004
Balances — December 31
Impaired loans with valuation reserve	$7,989	$32,654	$5,059	$15,315
Impaired loans with no valuation reserve	908	2,389	—	—

Total impaired loans	$8,897	$35,043	$5,059	$15,315

Impaired loans on nonaccrual basis	$4,728	$13,010	$2,747	$4,541
Impaired loans on accrual basis	4,169	22,033	2,312	10,774

Total impaired loans	$8,897	$35,043	$5,059	$15,315

Average balance for the year	$24,398	$54,023
Interest income recognized for the year	1,057	2,144
Cash collected applied to outstanding principal	393	788

DEPOSITS
The following table provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis with most deposit categories.
Table 9. Average Deposits

			2004		2003
	2005		(Restated)		(Restated)
Year Ended December 31	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$931,053	—%	$898,520	—%	$851,722	—%
Interest-bearing demand	1,035,579	0.67	1,264,941	0.75	1,284,903	0.89
Savings	1,505,604	1.47	1,397,290	0.78	1,281,175	0.67
Time	1,814,154	3.09	1,716,919	2.51	2,060,515	2.95

Total	$5,286,390	1.61	$5,277,670	1.20	$5,478,315	1.47

Total average deposits increased 0.2% in 2005. Average noninterest-bearing demand, savings, and time deposits increased 3.6%, 7.8%, and 5.7%, respectively, as a result of sales campaigns focused on growing deposits. These increases were largely offset by a decrease in interest-bearing demand of 18.1% as customers migrated balances to more rate sensitive product categories with the continued increases in short-term market interest rates. The increase in the average cost of the deposit portfolio was a result of the higher short and intermediate-term interest rate environment and a shift in deposit mix from lower cost interest-bearing demand deposits to higher cost savings and time deposits, partially offset by increases in noninterest-bearing demand deposits.
As of December 31, 2005, certificates of deposit of $100,000 or more accounted for 20.7% of total deposits. The maturities of these deposits are summarized below.
Table 10. Maturity of Time Certificates of Deposit of $100,000 or More At December 31, 2005

(in thousands)
Three months or less	$427,679
After three but within six months	125,660
After six but within twelve months	314,124
After twelve months	224,948

Total	$1,092,411

Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Brokered deposits and time deposits greater then $100,000 increased by $442.3 million at December 31, 2005 from the prior year-end as a result of a $175.8 million increase in brokered deposits and increased customer demand for time deposits as intermediate-term interest rates increased in 2005. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
BORROWED FUNDS
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, FHLB borrowings, other bank borrowings, and Treasury Tax and Loan borrowings. Total short-term borrowings averaged $812.6 million in 2005, or 13.3%, of total average interest-bearing liabilities, compared with $653.4 million, or 10.9%, during 2004. The increase in short-term borrowings was due to little growth in deposit balances combined with loan growth that more than offset declining balances in the investment securities portfolio. See Note 12 to the Consolidated Financial Statements for additional information on short-term borrowings.

Long-term debt, comprised of FHLB notes, subordinated notes and other long-term debt, accounted for $938.5 million, or 15.4%, of average interest-bearing liabilities during 2005, compared to $936.1 million or 15.7% during 2004. On January 27, 2003, Citizens issued $125 million of 5.75% subordinated notes due in 2013. The notes qualify as Tier 2 capital for regulatory risk-based capital purposes and were issued to provide funding to support cash flow requirements at the Holding Company and to improve risk-based capital ratios. In June 2003, Citizens issued approximately $25 million of floating rate 30 year trust preferred securities through a special purpose trust with an initial interest rate of 4.16%. Interest only payments are due quarterly and full payment of the principal is due in June 2033. These securities qualify as Tier 1 capital for regulatory risk-based capital purposes and were issued to improve liquidity and risk-based capital ratios. FHLB advances increased $59.3 million to $859.5 million at December 31, 2005. A summary of long-term debt balances as of December 31, 2005 and 2004 appears in Note 13 to the Consolidated Financial Statements. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle.
During the third quarter of 2004, Citizens prepaid $235.0 million of FHLB advances that were convertible to a floating rate at the option of the FHLB. Citizens issued $275.0 million of new fixed rate FHLB advances on August 5, 2004. The new advances have no conversion, put, or call options, and have an interest cost approximately 150 basis points below that of the prepaid advances.
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

	Regulatory Minimum
		“Well-	December 31,
	Required	Capitalized”	2005	2004	2003

Risk based:
Tier 1 capital	4.00%	6.00%	9.94%	9.96%	9.80%
Total capital	8.00	10.00	13.22	13.32	13.23

Tier 1 leverage	4.00	5.00	7.98	7.84	7.45
Average shareholders equity was $653.0 million, or 8.40% of average assets for 2005 compared with $639.6 million, or 8.32%, for 2004 and $632.1 million, or 8.22% for 2003. At December 31, 2005, shareholders’ equity was $656.5 million, compared with $654.3 million at December 31, 2004. Book value per common share at December 31, 2005 and 2004 was $15.28 and $15.13, respectively. Citizens declared and paid cash dividends of $1.14 per share in 2005, unchanged from $1.14 per share in 2004 and 2003. Shareholders’ equity increased in 2005 as net income more than offset cash dividends and capital used in share repurchase programs. The net income component of shareholders’ equity was also partially offset by a decline in other comprehensive net income as the net unrealized gain on available-for-sale securities decreased.
In October 2001, the Holding Company’s Board of Directors approved a plan to repurchase up to 3,000,000 shares of Citizens’ common stock for general corporate purposes. This plan was completed on August 12, 2004. The Holding Company repurchased the shares at an overall average price of $28.56. In October 2003, the Board of Directors approved a new plan to repurchase an additional 3,000,000 shares of common stock. There is no expiration date for the repurchase program. As of December 31, 2005, shares remaining to be purchased under the current program totaled 2,241,200. The repurchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the repurchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that the Holding Company will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes non-cancelable contractual obligations and future required minimum payments as of December 31, 2005. Refer to Notes 10, 11, and 13 to the Consolidated Financial Statements for a further discussion of these contractual obligations.
Table 11. Contractual Obligations

	Minimum Payments Due by Period
Year Ended December 31, 2005		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits with stated maturities	$2,172,888	$1,593,454	$395,197	$123,122	$61,115
Federal Home Loan Bank borrowings	859,483	255,927	471,820	27,623	104,113
Subordinated debt	146,626	—	—	—	146,626
Capital lease/mortgage debt	—	—	—	—	—
Purchase obligations	35,315	11,689	13,972	5,629	4,025
Operating leases and non-cancelable contracts	19,240	3,594	4,542	3,367	7,737

Total	$3,233,552	$1,864,664	$885,531	$159,741	$323,616

Citizens has obligations not included in the above table under its retirement plans as described in Note 14 to the Consolidated Financial Statements.
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
Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to fund loan applications with agreed-upon rates subject Citizens to market risk due to fluctuations in interest rates. At December 31, 2005, Citizens had commitments to extend credit totaling $1.8 billion.
Letters of credit guarantee the performance of a customer to a third party. These guarantees are normally issued to support public and private borrowing arrangements, real estate construction projects, bond financing and similar transactions. At December 31, 2005, Citizens had letters of credit outstanding totaling $279.6 million.
The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, they may be required to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2005 and 2004, a liability of $3.0 million and $2.8 million, respectively had been recorded for possible losses on commitments to extend credit and as of December 31, 2005 and 2004, in accordance with FIN 45, a liability of $0.2 million and $0.8 million, respectively, has been recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 18 to the Consolidated Financial Statements.
At December 31, 2005, Citizens had $17.9 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments”). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes Citizens to interest rate risk during the period from application to when the loan is sold to the investors. To minimize this exposure to interest rate risk, forward commitments are entered into to sell such mortgage loans at specified future dates to various third parties.
At December 31, 2005, Citizens had outstanding mandatory forward commitments to sell $22.0 million of residential mortgage loans. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2006 without producing any material gains or losses. Citizens implemented SFAS 133, as amended which provides accounting guidance for derivative investments and hedging activities effective January 1, 2001. See Note 2 to the Consolidated Financial Statements for further explanation. For the year ended December 31, 2005, the impact of SFAS 133 on net income was immaterial.
Citizens is also contractually obligated to certain derivative instruments. At December 31, 2005, interest rate swap notional amounts totaled $887.1 million. Refer to Note 19 to the Consolidated Financial Statements for further discussion of interest rate lock commitments, mandatory forward commitments and derivative instruments.
The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2005 and the notional amounts outstanding at December 31, 2004.
Table 12. Off Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
	Total	Less than			More than	December 31,
(in thousands)	2005	1 year	1-3 years	4-5 years	5 years	2004

Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$1,762,259	$1,118,354	$163,115	$18,906	$461,884	$1,769,968
Standby letters of credit	56,296	43,505	12,372	419	—	47,554
Commercial letters of credit	223,269	22,451	167,986	29,268	3,564	207,460
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	654,000	205,000	214,000	40,000	195,000	289,000
Customer initiated swaps and corresponding offsets	233,104	—	—	182,086	51,018	142,674
Residential mortgage loan applications with agreed-upon rates	17,897	17,897	—	—	—	17,165
Forward commitments to sell residential mortgage loans	22,000	22,000	—	—	—	58,000

Total	$2,968,825	$1,429,207	$557,473	$270,679	$711,466	$2,531,821

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
Citizens has non-marketable equity investments that have not been consolidated in the Consolidated Financial Statements. At December 31, 2005, these investments included $1.7 million in limited partnerships, including a venture capital fund and an affordable housing tax credit fund that were reported under the equity method. Not included in the carrying amount were commitments to fund an additional $1.6 million at some future date. Consolidation of these investments is not required pursuant to FIN 46 since Citizens is not the primary beneficiary in the investments. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus the additional commitments.
As of December 31, 2005, the unpaid principal balance of mortgage loans serviced for others was $51.1 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were fully reserved in June 2003.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2005, in its fiduciary or agency capacity, were $2.5 billion.
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
Citizens’ subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members.
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and, as member banks of the Federal Reserve System, is subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During 2005, the Holding Company received $63.2 million in dividends from subsidiaries and paid $49.3 million in dividends to its shareholders. As discussed in Note 22 to the Consolidated Financial Statements, as of January 1, 2006, the subsidiary banks are able to pay dividends of $47.4 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $75 million short-term revolving credit facility with four unaffiliated banks. As of December 31, 2005, there was no outstanding balance on this credit facility. The current facility will mature in August 2006 and is expected to be renewed at that time. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, non-performing asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of December 31, 2005.
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
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the

Corporation’s future cash requirements in connection with them. Further information on these commitments is presented in Note 18 to the Consolidated Financial Statements in this report. Citizens has sufficient liquidity and capital resources to meet presently known short-term and long-term cash flow requirements.
Citizens’ long-term debt to equity ratio was 153.3% as of December 31, 2005 compared to 145.2% in 2004. Changes in short-term and long-term debt and deposit obligations during 2005 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Moody’s Investor Service on January 27, 2005. On April 21, 2005, Dominion Bond Rating Service (DBRS) assigned ratings to Citizens of R-2 (high) for short-term instruments, BBB (high) for issuer and senior debt and BBB for subordinated debt. DBRS defines short-term debt rated R-2 (high) to be at the upper end of its adequate credit quality classification. Long-term debt rated BBB is defined as adequate credit quality. Long-term debt categories are denoted by the subcategories “high” and “low.” The absence of a “high” or “low” designation indicates the rating is in the “middle” of the category. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
INTEREST RATE RISK
The asset/liability management process includes monitoring contractual and expected repricing of assets and liabilities as well as forecasting earnings under different interest rate scenarios and balance sheet structures with the objective of insulating net interest income from large swings attributable to changes in market interest rates. Asset, liability, and off-balance sheet portfolios are monitored to ensure comprehensive management of interest rate risk. Interest rate risk results from a mismatch in the timing of the repricing of assets and liabilities, option risk, which can alter the expected timing of repricing of certain assets or liabilities, or basis risk. Many assets and liabilities contain embedded options which allow customers and entities associated with Citizens’ investments and wholesale funding to prepay loans or securities prior to maturity or to withdraw or reprice deposits or other funding instruments prior to maturity. Basis risk occurs when assets and liabilities reprice at the same time but based on different market rates which can change by different amounts. Citizens’ static interest rate sensitivity (GAP) as of December 31, 2005 and 2004 is presented in the following table.

Table 13. Interest Rate Sensitivity

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

December 31, 2005
Rate Sensitive Assets (1)
Portfolio loans (2)	$2,623.7	$240.4	$432.7	$3,296.8	$1,915.8	$403.5	$5,616.1
Mortgage loans held for sale	16.3	—	—	16.3	—	—	16.3
Investment securities	58.8	67.1	133.0	258.9	952.0	429.4	1,640.3
Short-term investments	1.5	—	—	1.5	—	—	1.5

Total	$2,700.3	$307.5	$565.7	$3,573.5	$2,867.8	$832.9	$7,274.2

Rate Sensitive Liabilities
Deposits (3)	$1,503.7	$357.9	$813.4	$2,675.0	$1,037.3	$792.5	$4,504.8
Other interest bearing liabilities	525.3	120.0	135.9	781.2	549.4	204.6	1,535.2

Total	$2,029.0	$477.9	$949.3	$3,456.2	$1,586.7	$997.1	$6,040.0

Derivatives	$(396.0)	$(15.0)	$170.0	$(241.0)	$46.0	$195.0	$—

Period GAP (4)	$275.3	$(185.4)	$(213.6)	$(123.7)	$1,327.1	$30.8	$1,234.2
Cumulative GAP	275.3	89.9	(123.7)		1,203.4	1,234.2

December 31, 2004
Rate Sensitive Assets (1)
Portfolio loans (2)	$2,605.1	$244.2	$381.7	$3,231.0	$1,851.0	$311.4	$5,393.4
Mortgage loans held for sale	28.0	—	—	28.0	—	—	28.0
Investment securities	103.3	85.0	152.8	341.1	1,069.8	457.7	1,868.6
Short-term investments	2.2	—	—	2.2	—	—	2.2

Total	$2,738.6	$329.2	$534.5	$3,602.3	$2,920.8	$769.1	$7,292.2

Rate Sensitive Liabilities
Deposits (3)	$1,850.9	$250.9	$407.1	$2,508.9	$1,094.2	$797.8	$4,400.9
Other interest bearing liabilities	819.9	145.0	0.6	965.5	529.3	179.9	1,674.7

Total	$2,670.8	$395.9	$407.7	$3,474.4	$1,623.5	$977.7	$6,075.6

Derivatives	$(71.0)	$(10.0)	$—	$(81.0)	$(94.0)	$175.0	$—

Period GAP (4)	$(3.2)	$(76.7)	$126.8	$46.9	$1,203.3	$(33.6)	$1,216.6
Cumulative GAP	(3.2)	(79.9)	46.9		1,250.2	1,216.6

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing deposits without contractual maturities of $1.1 billion in the less than one year category and $1.3 over one year category as of December 31, 2005. The same amounts as of December 31, 2004 were $1.5 billion and $1.3 respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is the excess of rate sensitive assets (liabilities).
As of December 31, 2005 rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $123.7 million or 1.6% of total assets, compared to rate sensitive assets repricing in one year exceeding rate sensitive liabilities repricing in one year by $46.9 million or 0.6% of total assets as of December 31, 2004. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with December 31, 2005 and December 31, 2004, respectively. GAP analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis. Since no single risk measurement approach satisfies all management objectives, a combination of techniques is used, including income simulation, repricing gap analysis, and economic value of equity analysis.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging mortgage loan-related market value risk with mandatory forward contracts has been effective and has not generated any material gains or losses. As of December 31, 2005, Citizens had forward contracts to sell mortgage loans of $22.0 million. Further discussion of derivative instruments is included in Notes 2 and 19 to the Consolidated Financial Statements.
Citizens uses income simulation modeling as its principal interest rate risk measurement technique. Key assumptions in the model include prepayment speeds on various loan and investment assets as customers repay loan principal prior to the due date or maturity date, cash flows and maturities of financial instruments, changes in market conditions, loan and deposit volumes, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and, as a result, the model cannot precisely estimate net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Simulations were performed as of December 31, 2005 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift along the yield curve) net interest income would be expected to decline by 0.6% and 1.6%, respectively, from what it would be if rates were to remain at December 31, 2005 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to reduce net interest income over the following twelve months by 0.7% and 2.4%, respectively, from what it would be if rates were to remain constant over the entire time period at December 31, 2005 levels. These results represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening or inversion of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	December 31,
(in thousands, except share amounts)	2005	2004

Assets
Cash and due from banks	$194,748	$153,474
Interest-bearing deposits with banks	380	1,769
Investment Securities:
Available-for-sale: (amortized cost $1,501,819 in 2005; $1,719,975 in 2004)
U.S. Treasury and federal agency securities	1,122,306	1,348,199
State and municipal securities	378,235	395,878
Other securities	1,456	3,057
Held-to-maturity:
State and municipal securities (fair value of $82,364 and $54,749, respectively)	82,431	54,035
FHLB and Federal Reserve stock	55,911	67,390

Total investment securities	1,640,339	1,868,559
Mortgage loans held for sale	16,252	28,038
Loans:
Commercial	1,688,079	1,633,698
Commercial real estate	1,402,128	1,255,913
Residential mortgage loans	539,824	508,234
Direct consumer	1,142,002	1,169,618
Indirect consumer	844,086	825,902

Total loans	5,616,119	5,393,365
Less: Allowance for loan losses	(116,400)	(122,184)

Net loans	5,499,719	5,271,181
Premises and equipment	121,730	117,944
Goodwill	54,527	54,527
Other intangible assets	11,133	14,033
Bank owned life insurance	84,435	82,613
Other assets	128,620	113,895

Total assets	$7,751,883	$7,706,033

Liabilities
Noninterest-bearing deposits	$969,074	$898,820
Interest-bearing demand deposits	891,313	1,150,332
Savings deposits	1,437,024	1,638,295
Time deposits	2,176,428	1,612,313

Total deposits	5,473,839	5,299,760
Federal funds purchased and securities sold under agreements to repurchase	505,879	671,660
Other short-term borrowings	23,242	53,114
Other liabilities	86,351	77,276
Long-term debt	1,006,109	949,921

Total liabilities	7,095,420	7,051,731

Shareholders’ Equity
Preferred stock — no par value:
Authorized - 5,000,000 shares; Issued — none	—	—
Common stock — no par value
Authorized - 100,000,000 shares
Issued and outstanding - 42,967,649 in 2005; 43,239,628 in 2004	85,526	97,180
Retained earnings	570,483	539,128
Accumulated other comprehensive income	454	17,994

Total shareholders’ equity	656,463	654,302

Total liabilities and shareholders’ equity	$7,751,883	$7,706,033

See notes to consolidated financial statements.

Consolidated Statements of Income
Citizens Banking Corporation and Subsidiaries

(in thousands, except per share amounts)	2005	2004	2003
		(Restated)	(Restated)
Interest Income
Interest and fees on loans	$343,890	$297,811	$318,543
Interest and dividends on investment securities:
Taxable	58,514	59,794	58,944
Tax-exempt	20,789	20,662	20,124
Money market investments	56	12	105

Total interest income	423,249	378,279	397,716

Interest Expense
Deposits	85,154	63,389	80,768
Short-term borrowings	25,929	9,574	4,933
Long-term debt	36,417	33,618	31,310

Total interest expense	147,500	106,581	117,011

Net Interest Income	275,749	271,698	280,705
Provision for loan losses	1,109	21,609	62,008

Net interest income after provision for loan losses	274,640	250,089	218,697

Noninterest Income
Service charges on deposit accounts	35,409	34,618	29,074
Trust fees	18,445	17,854	17,527
Mortgage and other loan income	8,983	9,547	17,817
Brokerage and investment fees	7,803	7,710	7,375
ATM network user fees	4,355	3,361	3,384
Bankcard fees	3,804	3,415	3,008
Fair value change in CD swap derivatives	(3,604)	—	—
Other	14,240	16,466	14,767

Total fees and other income	89,435	92,971	92,952
Investment securities gains (losses)	(8,927)	(1,513)	101

Total noninterest income	80,508	91,458	93,053

Noninterest Expense
Salaries and employee benefits	132,153	127,958	120,538
Occupancy	22,131	19,865	17,865
Professional services	17,279	16,095	17,307
Equipment	14,634	14,252	16,222
Data processing services	13,800	13,131	12,513
Advertising and public relations	7,853	9,126	5,663
Postage and delivery	6,213	6,411	6,711
Telephone	5,481	5,940	4,704
Other loan expenses	2,655	3,964	4,758
Stationery and supplies	3,091	3,707	3,444
Intangible asset amortization	2,899	2,899	2,899
Prepayment penalty on FHLB advances	—	17,959	—
Other	14,853	18,971	16,242

Total noninterest expense	243,042	260,278	228,866

Income from Continuing Operations Before Income Taxes	112,106	81,269	82,884
Income tax provision	31,581	19,590	18,375

Income from Continuing Operations	80,525	61,679	64,509
Discontinued operations:
Income from discontinued operations (net of income tax of $939 and $801)	—	1,659	1,442
Gain on sale of discontinued operations (including income tax benefit of $1,109)	—	12,759	—

Income from discontinued operations	—	14,418	1,442

Net Income	$80,525	$76,097	$65,951

Earnings Per Share from Continuing Operations
Basic	$1.87	$1.43	$1.49
Diluted	1.85	1.41	1.48

Earnings Per Share from Discontinued Operations
Basic	$—	$0.33	$0.03
Diluted	—	0.33	0.03

Net Income Per Common Share:
Basic	$1.87	$1.76	$1.52
Diluted	1.85	1.74	1.51

Average Common Shares Outstanding:
Basic	43,095,730	43,266,228	43,303,573
Diluted	43,412,247	43,762,966	43,609,148

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2003	43,702	$112,253	$495,570	$42,646	$650,469
Comprehensive income, net of tax:
Net income			65,951		65,951
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($11,023)				(20,472)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $36				(67)
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of $280				520
Minimum pension liability, net of tax effect of $95				176

Other comprehensive income total					(19,843)

Total comprehensive income					46,108
Exercise of stock options	350	6,334			6,334
Tax benefit on non-qualified stock options		2,500			2,500
Net change in deferred compensation, net of tax		550			550
Cash dividends declared on common shares — $1.140 per share			(49,476)		(49,476)
Shares acquired for retirement	(810)	(21,323)			(21,323)

Balance at December 31, 2003	43,242	$100,314	$512,045	$22,803	$635,162

Comprehensive income, net of tax:
Net income			76,097		76,097
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($3,131)				(5,814)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $528				981
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of ($38)				(70)
Minimum pension liability, net of tax effect of $51				94

Other comprehensive income total					(4,809)

Total comprehensive income					71,288
Exercise of stock options	402	8,267			8,267
Tax benefit on non-qualified stock options		1,370			1,370
Net change in deferred compensation, net of tax		193			193
Recognition of stock-based compensation			272		272
Cash dividends declared on common shares — $1.140 per share			(49,286)		(49,286)
Shares acquired for retirement	(404)	(12,964)			(12,964)

Balance — December 31, 2004	43,240	$97,180	$539,128	$17,994	$654,302

Comprehensive income, net of tax:
Net income			80,525		80,525
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($12,567)				(23,340)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $3,125				5,802
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of $627				1,166
Minimum pension liability, net of tax effect of ($629)				(1,168)

Other comprehensive income total					(17,540)

Total comprehensive income					62,985
Exercise of stock options	337	5,061			5,061
Tax benefit on non-qualified stock options		783			783
Net change in deferred compensation, net of tax		691			691
Recognition of stock-based compensation			141		141
Cash dividends declared on common shares — $1.140 per share			(49,311)		(49,311)
Shares acquired for retirement	(609)	(18,189)			(18,189)

Balance — December 31, 2005	42,968	$85,526	$570,483	$454	$656,463

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Year Ended December 31,
(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Operating Activities:
Income from continuing operations	$80,525	$61,679	$64,509
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan losses	1,109	21,609	62,008
Depreciation and amortization	14,005	11,871	13,550
Amortization of goodwill and other intangibles	2,899	2,899	2,899
Deferred income tax (credit)	(3,569)	(417)	1,619
Net amortization on investment securities	4,279	8,708	8,347
Investment securities (gains) losses	8,927	1,513	(101)
Loans originated for sale	(320,938)	(397,280)	(1,204,506)
Proceeds from sales of mortgage loans held for sale	337,473	416,098	1,326,152
Net gains from loan sales	(4,749)	(4,757)	(10,908)
Net change in deferred compensation, net of tax effect	691	193	550
Recognition of Stock-based compensation expense	141	272	—
Other	3,224	(9,247)	1,042

Net cash provided by operating activities from continuing operations	124,017	113,141	265,161
Investing Activities:
Net decrease in money market investments	1,389	292	69,268
Securities available-for-sale:
Proceeds from sales	313,318	77,829	1,440
Proceeds from maturities and payments	373,636	355,621	681,442
Purchases	(470,513)	(374,334)	(1,251,698)
Securities held-to-maturity:
Purchases	(28,407)	(34,321)	(19,714)
Proceeds from sale of discontinued operations	—	26,250	—
Net (increase) decrease in loans and leases	(229,647)	(249,723)	132,771
Net increase in properties and equipment	(17,791)	(19,812)	(8,885)

Net cash used by investing activities from continuing operations	(58,015)	(218,198)	(395,376)
Financing Activities:
Net (decrease) increase in demand and savings deposits	(390,036)	304,660	(73,448)
Net increase (decrease) in time deposits	564,115	(278,982)	(393,337)
Net increase (decrease) in short-term borrowings	(195,653)	97,123	333,822
Proceeds from issuance of long-term debt	275,000	350,000	370,332
Principal reductions in long-term debt	(215,715)	(337,825)	(31,290)
Cash dividends paid	(49,311)	(49,286)	(49,476)
Proceeds from stock options exercised	5,061	8,267	6,334
Shares acquired for retirement	(18,189)	(12,964)	(21,323)

Net cash provided (used) by financing activities from continuing operations	(24,728)	80,993	141,614

Cash flows of discontinued operations:
Net cash provided by operating activities	—	9,011	1,411
Net cash provided by investing activities	—	158,186	30,235
Net cash used in financing activities	—	(172,204)	(32,364)

Net cash used in discontinued operations	—	(5,007)	(718)

Increase (decrease) in cash and cash equivalents	41,274	(29,071)	10,681

Cash and cash equivalents at beginning of period, continuing operations	153,474	177,538	166,139
Cash and cash equivalents at beginning of period, discontinued operations	—	5,007	5,725

Cash and cash equivalents at beginning of period	153,474	182,545	171,864

Cash and cash equivalents at end of period, continuing operations	194,748	153,474	177,538
Cash and cash equivalents at end of period, discontinued operations	—	—	5,007

Cash and cash equivalents at end of period	194,748	153,474	182,545

Supplemental Cash Flow Information:
Interest paid from continuing operations	$145,183	$106,803	$117,053
Income taxes paid from continuing operations	30,363	13,170	1,066

See notes to consolidated financial statements.

Citizens Banking Corporation
Notes To Consolidated Financial Statements
December 31, 2005, 2004, and 2003
Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries, Citizens Bank and F&M Bank-Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
Note 1. Restatement of Financial Statements
The information included in this Form 10-K sets forth the effects of Citizens’ restatement on the previously reported financial statements of operations for 2004 and 2003 to reflect the sale of the Illinois Bank as discontinued operations. These changes do not affect its reported financial condition or net income for any of the years mentioned.
On August 5, 2004, Citizens completed the sale of its subsidiary bank, Citizens Bank-Illinois, N.A., to Metropolitan Bank Group, Inc. in a cash transaction valued at $26.3 million. The Illinois Bank was comprised of three branch locations with $173.2 million of assets, $78.5 million of loans and $155.3 million of deposits as of August 5, 2004. Citizens realized a pretax gain of $11.7 million on the transaction. The sale of the Illinois Bank generated a tax loss benefit because Citizens’ tax basis in the stock of the Illinois Bank was greater than the Illinois Bank’s sale price. The results of the Illinois Bank are presented as discontinued operations in a separate category following results from continuing operations on the Consolidated Statements of Income.
This transaction does not affect the financial condition and results of operations for 2005 nor the December 31, 2004 consolidated balance sheets. The income from discontinued operations for the years ended December 31, 2004 and 2003 is presented below:

(in thousands)	2004	2003
Interest income	$4,688	$8,261
Interest expense	1,060	2,708
Net interest income	3,628	5,553
Provision for loan losses	(516)	954
Noninterest income before securities gains	938	1,764
Investment securities gains	4	2
Gain on sale of discontinued operations	11,650	0
Noninterest expense	2,488	4,122

Income from discontinued operations before income tax	14,248	2,243

Income tax (benefit)	(170)	801
Income from discontinued operations	$14,418	$1,442

Note 2. Summary of Significant Accounting Policies
The accounting and reporting policies of Citizens Banking Corporation and its subsidiaries (collectively, “Citizens” or “Corporation”) conform to U.S. generally accepted accounting principles (“GAAP”). References to the “Holding Company” refer to Citizens Banking Corporation alone. The following describes Citizens’ policies:
Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.
Additionally, the Corporation also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements,” or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” issued in January 2003, and FIN 46R issued in December 2003. The Corporation adopted the provisions of FIN 46 during the fourth quarter of 2003, and FIN 46R in the first quarter 2004. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.
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

Business Combinations
Since the issuance of Statement of Financial Accounting Standards, (“SFAS”) 141, “Business Combinations,” by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Generally U.S. government and Federal agency securities are pledged as collateral under these financing arrangements and cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to Citizens as deemed appropriate.
Investment Securities
At the time of purchase, securities are classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to the earlier of call or maturity date, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings and a new cost basis is established. Realized securities gains or losses and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.
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
Based on their internal credit rating, commercial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan.
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
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with SFAS 114, as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” and allowance allocations determined in accordance with SFAS 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.
The Corporation’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) homogenous loan pools valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks upon the best judgment of management; and (iii) general valuation allowances determined in accordance with SFAS 5 based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, Citizens adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by line of business and geographic region and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Therefore, any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of Citizens’ other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding 10 years. Prior to the adoption of SFAS 142, Citizens’ goodwill was amortized on a straight-line basis over varying periods not exceeding 20 years. Note 8 includes a summary of Citizens’ goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.
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
Derivative Instruments
Citizens enters into derivative transactions from time to time to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Under the guidelines of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 also provides special hedge accounting provisions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Citizens utilizes mandatory forward commitments to protect against changes in interest rates and prices on its mortgage pipeline. These derivatives are marked to market through earnings. Citizens is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. In accordance with SFAS 133 and Staff Accounting Bulletion (SAB) 105, “Application of Accounting Principles to Loan Commitments,” Citizens also records as derivatives, residential loan commitments associated with loans held for sale. These derivatives are marked to market through earnings.
Citizens enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, Citizens generally maintains a portfolio of matched offsetting derivative agreements. These contracts are marked to market through earnings.
Stock-Based Compensation
Citizens’ stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense for employee stock options is generally not recognized by Citizens because the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment, (Revised 2004)” which must be adopted by January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be measured based on their fair values on the date of grant. The Corporation has selected the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Compensation expense will be recognized on a straight-line basis over the awards’ service periods using a modified prospective application.

During 2005 and 2004, the Board of Directors approved the acceleration of all the non-vested stock options previously awarded to employees, officers and directors. Consequently the majority of non-vested stock options were accelerated. The purpose of the vesting acceleration was to enable Citizens the opportunity to lower compensation expense associated with these options in future periods. As a result of these accelerations, the Corporation recognized $0.1 million and $0.3 million in expense during 2005 and 2004, respectively. The expense related to those options that were accelerated, that would have occurred after the adoption of SFAS 123R, and will not be recognized as a result of the change, would have been $2.9 million in 2006, $2.5 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of this new standard.
The following table illustrates the effect on net income and earnings per share if Citizens had applied the fair value recognition provisions of SFAS 123R to its stock option awards. The increase in pro forma stock compensation expense for the 12 months ended December 31, 2005 was the result of the acceleration of certain options granted in prior years. As required by SFAS 123R, this modification was treated as the exchange of the original award for a new award. Consequently, $5.6 million of pre-tax additional pro forma stock compensation expense was recognized during the year.

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Net income, as reported	$80,525	$76,097	$65,951
Less pro forma expense related to options granted	5,554	2,855	2,261

Pro forma net income	$74,971	$73,242	$63,690

Net income per share:
Basic — as reported	$1.87	$1.76	$1.52
Basic — pro forma	1.74	1.69	1.47
Diluted — as reported	1.85	1.74	1.51
Diluted — pro forma	1.72	1.67	1.46
The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used to determine the fair value of options granted are provided in Note 17 to the Consolidated Financial Statements.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Citizens considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.
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
Note 3. Recent Accounting Pronouncements
Statements of Financial Accounting Standards
SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” In May 2005, the FASB issued SFAS 154, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.
SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. Citizens will adopt these statements on January 1, 2006 and will change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards is not expected to have a material effect on financial condition, results of operations, or liquidity.
Financial Accounting Standards Board (FASB) Staff Positions
FASB Staff Position (FSP) 115-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2005, the FASB issued FSP 115-1, which provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for years after December 15, 2005 and Citizens will apply this guidance in 2006. Citizens does not anticipate this to have a material impact on financial condition, results of operations, or liquidity.
Note 4. Recent Transactions
Insurance Settlement
In 2002 and 2003, a total of $20.0 million was charged to the Allowance for Loan Losses after Citizens determined that two of its borrowers provided falsified reports detailing the value of collateral used for the borrowing base of their loans.

Through collection efforts, loan loss recoveries were subsequently recorded to the Allowance for Loan Losses totaling $2.4 million over the course of 2003 and 2004. After exhausting efforts to obtain restitution from the borrowers on the remaining portion of these loans, Citizens filed a claim with one of its previous insurers who underwrote a financial institutions bond with a rider which protected Citizens from losses incurred resulting from reliance on false and fraudulent financial documentation. The claim was initially denied so Citizens filed a lawsuit against the insurer in early 2004.
On October 10, 2005, Citizens agreed to a settlement of $9.1 million with the insurer. The settlement agreement provides that the parties release each other from further liability and stipulated dismissal of the litigation with prejudice. It permits the Corporation to pursue claim against any other person or entity seeking recovery for the losses to which the litigation related. The settlement was accounted for as a loan loss recovery to the Allowance for Loan Losses.
Accounting for Derivative Instruments and Hedging Activities
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to non-interest income of $3.6 million as a result of determining that the interest rate swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. Further discussion of this charge is included in Note 19 to the Consolidated Financial Statements.
Securities Sale
During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. The decision to sell the securities was based on significant changes in the asset/liability position of the Corporation. Recent increases in intermediate and long-term interest rates had extended the duration of the securities portfolio due to the effect on embedded options, and recent declines in core deposits had negatively impacted the duration of liabilities and increased the reliance on wholesale funding. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio, reduced option risk related to callable securities and reduced wholesale borrowings. The transaction has had a beneficial impact on net interest margin and net interest income.
Consolidation of Charters
During 2004, Citizens filed applications with the Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Services to consolidate its Michigan and Wisconsin subsidiary banks. On April 25, 2005, F&M Bank–Wisconsin became part of Citizens Bank and all offices were re-branded with the Citizens name and logo, which has been positively received by clients and staff. The resulting bank is regulated as a State of Michigan, Federal Reserve member bank. Although the consolidation did not have a significant effect on financial results, it created a more efficient banking franchise by allowing the combined banks to operate as a single entity. The consolidation eliminated the need for separate regulatory reporting and separate accounting and financial tracking by the two banks as well as allowed the Corporation to make more efficient use of its capital due to having one less legal entity.
Note5. Business Restructuring, Merger and Other Charges
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

The reserve balance outstanding for business restructuring was $0.2 million at the end of 2005 and 2004. Total cash and non-cash charges were minimal for 2005 and $0.4 million for 2004. These charges against the reserve were primarily for severance and related benefit costs as well as facilities related contractual obligations.
Note 6. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2005				December 31, 2004
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	825,933	811,898	985	15,020	1,057,401	1,056,208	4,246	5,439
Other	309,681	310,408	2,046	1,319	287,044	291,991	5,269	322
State and municipal	364,853	378,235	14,391	1,009	372,602	395,878	23,628	352
Mortgage and asset-backed	280	280	1	1	2,633	2,669	37	1
Other	1,072	1,176	107	3	295	388	95	2

Total available for sale	$1,501,819	$1,501,997	$17,530	$17,352	$1,719,975	$1,747,134	$33,275	$6,116

Held to Maturity:
State and municipal
Total held to maturity	$82,431	$82,364	$590	$657	$54,035	$54,749	$849	$135

Other Investment Securities:
FHLB and Fed Reserve stock
Total Other Securities	$55,911	$55,911	$—	$—	$67,390	$67,390	$—	$—

The amortized cost, estimated fair value and weighted average yields of debt securities by maturity at December 31, 2005 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

						Weighted
	Within	1 to 5	5 to 10	After 10		Average
(in thousands)	1 Year	Years	Years	Years	Total	Yield

Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	—%
Federal agencies:
Mortgage-backed	296,016	412,374	92,583	24,960	$825,933	4.54
Other	19,910	289,771	—	—	309,681	4.90
State and municipal	26,933	124,791	125,007	88,122	364,853	7.46
Mortgage and asset-backed	64	3	—	213	280	5.89
Other	1,008	—	—	64	1,072	4.15

Amortized Cost	$343,931	$826,939	$217,590	$113,359	$1,501,819

Fair Value	$342,832	$822,063	$221,431	$115,671	$1,501,997

Weighted Average Yield	4.90%	5.12%	6.24%	6.40%	5.33%

Held to Maturity:
State and Municipal	$—	$—	$2,008	$80,423	$82,431	6.23%

Amortized Cost	$—	$—	$2,008	$80,423	$82,431

Fair Value	$—	$—	$1,662	$80,702	$82,364

Weighted Average Yield	—	—	5.52%	6.25%	6.23%
A total of 310 securities had unrealized losses at December 31, 2005. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

As of December 31, 2005

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	320,048	3,669	440,599	11,351	760,647	15,020
Other	173,266	1,319	—	—	173,266	1,319
State and municipal	36,539	658	10,046	351	46,585	1,009
Mortgage and asset-backed	197	1	—	—	197	1
Other	—	—	6	3	6	3

Total available for sale	530,050	5,647	450,651	11,705	980,701	17,352

Held to Maturity:
State and municipal	41,471	544	3,660	113	45,131	657

Total held to maturity	41,471	544	3,660	113	45,131	657

Total	$571,521	$6,191	$454,311	$11,818	$1,025,832	$18,009

As of December 31, 2004

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	263,928	2,142	381,676	3,297	645,604	5,439
Other	43,271	322	—	—	43,271	322
State and municipal	1,537	23	13,736	329	15,273	352
Mortgage and asset-backed	153	1	—	—	153	1
Other	—	—	9	2	9	2

Total available for sale	308,889	2,488	395,421	3,628	704,310	6,116

Held to Maturity:
State and municipal	9,230	126	1,595	9	10,825	135

Total held to maturity	9,230	126	1,595	9	10,825	135

Total	$318,119	$2,614	$397,016	$3,637	$715,135	$6,251

Citizens sold $322.4 million of securities in the fourth quarter of 2005 comprised of all callable agency, 10 year mortgage-backed, and hybrid-ARM mortgage-backed securities held by the Corporation. The primary objectives of the transaction were to shorten the duration of the investment portfolio, reduce prepayment option risk and improve liquidity by reducing short-term borrowings. The decision to sell securities was based on changes in Citizens’ asset/liability position resulting from increases in intermediate and long-term interest rates prior to the sales and recent declines in core deposit balances. Citizens used $209.4 million of the sale proceeds to purchase securities with shorter duration and no exposure to prepayment option risk. The remaining $104.0 million, after netting the $9.0 million loss, was used to reduce short-term borrowings.
Citizens had determined to sell $74.9 million of securities in the second quarter of 2004. The sale of securities was to offset the negative impact on interest rate risk and liquidity risk expected to result from the impending sale of Citizens Bank-Illinois, N.A. Since the fair values of the securities were below amortized cost, an impairment charge of $2.1 million was recognized in the second quarter of 2004. A recovery of $0.5 million partially offset the impairment charge when the securities were sold in the third quarter of 2004.
The unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or re-pricing date or if valuations for such securities improve as market yields change. Management considers, among other things, the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, and the intent and ability of Citizens to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold the impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other afore-mentioned criteria.

As of December 31, 2005, management believes the impairments detailed in the previous table are temporary and no impairment loss has been realized in Citizens’ consolidated income statement.
Sales of investment securities resulted in realized gains and losses as follows:

		Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Securities gains	$49	$639	$180
Securities losses	(8,976)	(2,152)	(79)

Net (Loss) Gain	$(8,927)	$(1,513)	$101

Securities with amortized cost of $0.8 billion as December 31, 2005, and $1.3 billion at December 31, 2004, were pledged to secure public deposits, repurchase agreements, and other liabilities. Except for obligations of U.S. Government and its Agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2005 or 2004.
Note 7. Loans and Nonperforming Assets
Citizens extends credit primarily within the Midwestern states of Michigan, Wisconsin and Iowa. In Michigan, the primary market includes most parts of the Lower Peninsula. In Wisconsin, the primary markets are the Fox Valley region extending from Green Bay to Appleton to Oshkosh as well as northeastern and southwestern Wisconsin. In Iowa, the primary market is central Iowa. Prior to the August 2004 sale of the Illinois subsidiary, Citizens had a presence in the western suburban market of Chicago, Illinois. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer.
Citizens’ loan portfolio is widely diversified by borrowers with no concentration within a single industry that exceeds 10% of total loans. Citizens has minimal loans to foreign debtors. The majority of Citizens’ commercial real estate loans consist of mortgages on owner-occupied properties. Those borrowers are involved in business activities other than real estate, and the sources of repayment are not dependent on the performance of the real estate market.
A summary of nonperforming assets follows:

	December 31,
(in thousands)	2005	2004

Nonperforming loans:
Nonaccrual	$32,140	$42,819
Loans 90 days past due (still accruing)	385	40
Restructured	—	42

Total nonperforming loans	32,525	42,901
Other real estate	5,306	6,882
Other assets acquired by repossession	2,045	1,064

Total nonperforming assets	$39,876	$50,847

The effect of nonaccrual-nonperforming loans on interest income follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003

			(Restated)
Interest income:
At original contract rates	$2,545	$3,819	$6,071
As actually recognized	615	2,035	3,913

Interest foregone	$1,930	$1,784	$2,158

There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2005.
A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2005	2004	2005	2004
Balances — December 31
Impaired loans with valuation reserve	$7,989	$32,654	$5,059	$15,315
Impaired loans with no valuation reserve	908	2,389	—	—

Total impaired loans	$8,897	$35,043	$5,059	$15,315

Impaired loans on nonaccrual basis	$4,728	$13,010	$2,747	$4,541
Impaired loans on accrual basis	4,169	22,033	2,312	10,774

Total impaired loans	$8,897	$35,043	$5,059	$15,315

Average balance for the year	$24,398	$54,023
Interest income recognized for the year	1,057	2,144
Cash collected applied to outstanding principal	393	788
Certain directors and executive officers of Citizens and its significant subsidiaries, including their families and entities in which they have 10% or more ownership, were clients of the banking subsidiaries. Total loans to these clients aggregated $3.0 million and $5.3 million at December 31, 2005 and 2004, respectively. During 2005, new loans of $1.1 million were made and repayments totaled $3.4 million.
The Consolidated Financial Statements do not include loans serviced for others, which totaled $51.1 million and $47.6 million at December 31, 2005 and 2004, respectively.
Note 8. Goodwill and Other Intangible Assets
SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Citizens performed its annual impairment testing as of September 30, 2005 and no impairment was identified. A summary of goodwill allocated to the lines of business as of December 31, 2005 and 2004 follows.

	December 31,
(in thousands)	2005	2004

Commercial Banking	$23,870	$23,870
Consumer Banking	28,856	28,856
Wealth Management	1,801	1,801
Other	—	—

Total Goodwill	$54,527	$54,527

	December 31,
(in thousands)	2005	2004

Core deposit intangibles	$28,989	$28,989
Accumulated amortization	17,856	14,957

Net core deposit intangibles	11,133	14,032
Minimum pension liability	—	1

Total other intangibles	$11,133	$14,033

The estimated annual amortization expense for core deposit intangibles for each of the next three years is $2.9 million, $2.3 million for the fourth year and $0.2 million for the fifth year.
Note 9. Allowance for Loan Losses
A summary of changes in the allowance for loan losses follows:

(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Allowance for loan losses — January 1	$122,184	$121,350	$104,859
Provision for loan losses	1,109	21,609	62,008
Charge-offs	(28,847)	(39,071)	(64,573)
Recoveries	21,954	18,296	19,056

Net charge-offs	(6,893)	(20,775)	(45,517)

Allowance for loan losses — December 31	$116,400	$122,184	$121,350

Allowance for losses on lending-related commitments — December 31	$3,023	$2,833	$2,654

Note 10. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2005	2004

Land	$30,836	$20,362
Buildings	150,882	148,299
Leasehold improvements	5,965	6,642
Furniture and equipment	119,641	117,464

Total Cost of Premises & Equipment	307,324	292,767
Accumulated depreciation and amortization	(185,594)	(174,823)

Net Book Value of Premises & Equipment	$121,730	$117,944

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $4.3 million in 2005, $3.8 million in 2004 and $4.5 million in 2003. The increase in total rental expense in 2005 was a result of business expansion in Southeast Michigan as Citizens added two new operating branches there in 2005. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2005: $3.6 million in 2006, $2.6 million in 2007, $2.0 million in 2008, $1.7 million in 2009, $1.7 million in 2010 and $7.7 million beyond 2010.
Note 11. Deposits
A summary of deposits follows:

	December 31,
(in thousands)	2005	2004

Noninterest-bearing demand	$969,074	$898,820
Interest-bearing demand	891,313	1,150,332
Savings	1,437,024	1,638,295
Time deposits over $100,000	1,092,411	650,145
Other time deposits	1,084,017	962,168

Total	$5,473,839	$5,299,760

Excluded from total deposits are demand deposit account overdrafts, which have been reclassified as loans. At December 31, 2005 and 2004, these overdrafts totaled $3.1 million and $5.1 million, respectively. Time deposits over $100,000 with remaining maturities of one year or more are $224.9 million at December 31, 2005. The maturities of these time deposits are as follows: $46.9 million in 2007, $42.6 million in 2008, $23.0 million in 2009, $33.2 million in 2010 and $79.2 million after 2010.
Note 12. Short-Term Borrowings
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) borrowings, other bank borrowings, and Treasury Tax and Loan borrowings. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less.
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2005	2004	2003

		(Restated)	(Restated)
At December 31:
Balance	$505,879	$671,660	$586,131
Weighted average interest rate paid	4.13%	2.19%	1.01%
During the year:
Maximum outstanding at any month-end	$964,524	$803,186	$660,401
Daily average	802,554	643,327	441,668
Weighted average interest rate paid	3.21%	1.40%	1.09%
Citizens did not have any significant short-term borrowings with the FHLB in 2005 or 2003. Information relating to short-term FHLB borrowings in 2004 follows:

(in thousands)	2004

At December 31:
Balance	$25,000
Weighted average interest rate paid	2.41%
During the year:
Maximum outstanding at any month-end	$25,000
Daily average	1,025
Weighted average interest rate paid	2.41%
Citizens’ Holding Company maintains a short-term line of credit with four unaffiliated banks totaling $75.0 million. As of December 31, 2005, there was no outstanding balance. The credit facility will mature in August 2006 and is expected to be extended at that time. The credit agreement requires Citizens to maintain certain financial covenants. Citizens was in full compliance with all debt covenants as of December 31, 2005.
Note 13. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2005	2004

Citizens (Parent only):
Subordinated debt:
Notes maturing February 2013	$120,852	$123,948
Deferrable interest debenture maturing June 2033	25,774	25,774
Subsidiaries:
Federal Home Loan Bank advances	859,483	800,161
Other borrowed funds	—	38

Total long-term debt	$1,006,109	$949,921

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes maturing February 1, 2013. Citizens subsequently entered into an interest rate swap to hedge the interest rate risk on the subordinated debt. The carrying value of the subordinated notes has been adjusted to reflect the gain or loss attributable to the risk hedged. Issuance costs were capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, the subordinated debt qualifies as Tier 2 supplementary capital.

On June 26, 2003, Citizens issued approximately $25.0 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in the right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $0.5 million were capitalized and are included in other assets on the balance sheet. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in thirty years after issuance. In accordance with FASB Interpretation 46 and APB 21, the issuance costs are amortized to the call date over five years as a component of interest expense, as Citizens believes this is the most probable life of these securities. As of December 31, 2005, $0.3 million of the issuance costs have been amortized, with the remaining balance of $0.2 million. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.
In August 2004, Citizens extinguished $235.0 million of FHLB advances maturing between July 2007 and February 2011. Subsequently, two new advances were issued: a $145.0 million amortizing advance with a 3.64% coupon that matures on August 11, 2008 and a $130.0 million amortizing advance with a 3.655% coupon that matures on November 10, 2008. Amortization on the $145.0 million advance begins in August 2006, and amortization on the $130.0 million advance begins in November 2006. Neither advance is subject to put, call, or conversion options.
Long-term advances from the FHLB are at fixed and variable rates ranging from 2.32% to 7.10% and mature from 2006 through 2021. Fixed and variable rate FHLB advances totaling $749.5 million are non-convertible and have neither put nor call options. FHLB advances totaling $60.0 million may be converted to a floating rate at the option of the FHLB, and advances totaling $50.0 million may be put back to Citizens prior to maturity at the option of the FHLB. Interest is paid monthly.
Long-term advances from the FHLB were collateralized at December 31, 2005 with $2.0 billion of residential and commercial loans secured by real estate, $227.8 million par value of investment securities, and FHLB stock. At December 31, 2004, $1.7 billion of residential and commercial loans secured by real estate, $467.7 million par value of investment securities, and FHLB stock collateralized long-term advances from the FHLB. The increase in the amount of loans and decrease in the amount of investment securities pledged as collateral at the FHLB in 2005 versus 2004 reflects the decision to make the investment securities available for alternative uses.
Maturities of long-term debt follows:

(in thousands)	Parent	Subsidiaries	Consolidated

2006	$—	$255,927	$255,927
2007	—	190,780	190,780
2008	—	281,040	281,040
2009	—	1,509	1,509
2010	—	26,114	26,114
Over 5 Years	146,626	104,113	250,739

Total	$146,626	$859,483	$1,006,109

Note 14. Employee Benefit Plans
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
Effective January 1, 2002 the defined benefit plan for Citizens’ employees was amended to provide for a new cash balance pension benefit. Employees are eligible for early retirement at age 55 with at least 5 years service. Employees hired prior to January 1, 2002 will receive the greater of the benefit from the new formula or the old formula with the old formula continuing to run until December 31, 2006. The old formula is based, in part, on an employee’s final five-year average base pay. The defined benefit plan established for Citizens’ F&M employees in 2000 also provides for a cash balance pension benefit.
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
An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations and fair value of plan assets.

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2005	2004	2005	2004

Change in Benefit Obligation
Projected benefit obligation, beginning of year	$91,358	84,947	$17,092	$18,754
Service cost	5,040	4,249	4	8
Interest cost	5,196	5,171	535	999
Participant contribution	—	—	219	264
Actuarial (gains) losses	5,755	5,026	(3,805)	(1,431)
Plan amendments	—	—	(2,869)	—
Benefits paid	(7,831)	(8,035)	(1,357)	(1,502)

Projected benefit obligation, end of year	$99,518	$91,358	$9,819	$17,092

Accumulated benefit obligation, end of year	$96,380	$89,122	$9,819	$17,092

Change in Plan Assets
Fair value of plan assets, beginning of year	$86,938	$85,040	$—	$—
Actual return on plan assets	6,503	8,257	—	—
Employer contribution	3,499	1,676	1,138	1,238
Participant contribution	—	—	219	264
Benefits paid	(7,831)	(8,035)	(1,357)	(1,502)

Fair value of plan assets, end of year	$89,109	$86,938	$—	$—

Reconciliation of Funded Status
(Under)/Over funded	$(10,409)	$(4,420)	$(9,819)	$(17,092)
Unrecognized:
Net transition asset	—	(5)	—	—
Prior service cost (benefit)	1,289	1,485	(2,621)	(23)
Net actuarial (gain) loss	22,955	17,953	(1,262)	2,452
Adjustment to recognize minimum liability	(1,965)	(168)	—	—

Net amount recognized in the consolidated balance sheets	$11,870	$14,845	$(13,702)	$(14,663)

     The components of net periodic benefit cost charged to operations each year for all plans follow:

	Year Ended December 31,
(in thousands)	2005	2004	2003

Defined Benefit Pension Plans
Service cost	$5,040	$4,250	$4,124
Interest cost	5,196	5,172	5,095
Expected return on plan assets	(7,018)	(7,069)	(7,901)
Amortization of unrecognized:
Net transition asset	(6)	(10)	(10)
Prior service cost	196	194	222
Net actuarial gain	1,269	732	61

Net pension cost	4,677	3,269	1,591

Postretirement Benefit Plans
Service cost	4	8	11
Interest cost	535	998	1,161
Amortization of unrecognized:
Prior service cost	(271)	(5)	(4)
Net actuarial loss	(91)	17	146

Net postretirement benefit cost	177	1,018	1,314

Defined contribution retirement and 401(k) plans
Employer contributions	3,170	3,158	3,033

Total periodic benefit cost	$8,024	$7,445	$5,938

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Postretirement
	Benefits		Benefits
December 31,	2005	2004	2005	2004

Assumptions used to compute projected benefit obligation
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase:			—	—
Cash balance defined benefit plans	5.00%	(1)
Nonqualified supplemental benefit plans	6.00%	6.00%

Assumptions used to compute net benefit costs
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plan assets	8.75	8.75
Rate of compensation increase:			—	—
Cash balance defined benefit plans	5.00%	(1)
Nonqualified supplemental benefit plans	6.00%	6.00%

(1) Scaled by age of plan participant — 9.0% at age 24 or under declining to 4.0% at age 50 or older.
At December 31, 2005, plan assets exceeded the accumulated plan benefits for all plans except the supplemental benefit plans. The projected benefit obligation and accumulated benefit obligation for these supplemental benefit plans were approximately $11.9 million and $10.3 million as of December 31, 2005 compared to $7.8 million and $7.1 million as of December 31, 2004, respectively.
At December 31, 2005, the projected benefit payments for the defined benefit pension plans and the postretirement benefit plan totaled $5.9 million and $0.9 million in 2006, $5.8 million and $0.9 million in 2007, $6.5 million and $0.9 million in 2008, $7.0 million and $0.9 million in 2009, $6.9 million and $0.9 million in 2010, and $41.1 million and $4.2 million in the years 2011 through 2015, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. The strategy provides for a target mix of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The plans’ target asset allocation and the actual asset allocation at December 31, 2005 and 2004 are presented below.

	Target	Percentage of Plan Assets
December 31,	Allocation	2005	2004

Asset Category:
Equity securities	70	69	71%
Debt securities	29	23	26
Cash and Cash Equivalents	1	8	3

	100%	100%	100%
Currently, Citizens does not anticipate making a contribution to the defined benefit pension plans in 2006. Citizens will review the funding of its plans during 2006 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2006. In addition, Citizens expects to pay $0.9 million in contributions to the postretirement healthcare benefit plan during 2006.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For postretirement health care benefit plans, Citizens assumed a 10.0% annual health care cost trend rate in 2005, graded down to 5.0% over six years. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$36	$(32)
Effect on the postretirement benefit obligation	688	(616)
Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Under the plan, employee contributions are partially matched by Citizens. The employer matching contribution is 75 percent of the first 6% (100 percent of the first 3% plus 50 percent of the next 3%) of each eligible employee’s qualifying salary contributed to the plan. In addition, one third of the match is intended to be used by the employees for purposes of retiree medical expenses.
Note 15. Income Taxes
Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Current tax expense from continuing operations:
Federal	$33,671	$19,886	$16,655
State	1,479	121	101

Total current tax expense	35,150	20,007	16,756
Deferred tax expense (benefit)	(3,569)	(417)	1,619

Total income tax expense from continuing operations	31,581	19,590	18,375
Discontinued Operations tax expense (benefit)	—	(170)	801

Total income tax expense	$31,581	$19,420	$19,176

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2005 and 2004 follow:

(in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$41,675	$45,173
Accrued postemployment benefits other than pensions	4,906	5,421
Deferred compensation	5,228	4,703
Accrued expenses	2,930	2,445
State net operating loss carryforwards	1,294	2,080
Minimum pension liability	688	59
Other deferred tax assets	2,929	341

Deferred tax assets	59,650	60,222

Deferred tax liabilities:
Pension	7,905	8,089
Acquisition premium on loans	2,929	5,170
Tax over book depreciation	1,640	4,570
Basis difference in FHLB stock	1,940	2,921
Purchase accounting adjustments	4,532	3,156
Unrealized gains on securities and derivatives	933	9,748
Other deferred tax liabilities	1,505	1,317

Deferred tax liabilities	21,384	34,971

Net deferred tax assets	$38,266	$25,251

A reconciliation of income tax expense from continuing operations to the amount computed by applying the federal statutory rate of 35% to income from continuing operations before income taxes follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Tax at federal statutory rate applied to income before income taxes	$39,237	$28,444	$29,009
Increase (decrease) in taxes resulting from:
Tax-exempt income	(8,015)	(8,182)	(9,145)
Other	359	(672)	(1,489)

Total income tax expense	$31,581	$19,590	$18,375

Note 16. Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Continuing Operations
Numerator:
Numerator for basic and dilutive earnings per share — income from continuing operations available to common shareholders	$80,525	$61,679	$64,509

Denominator:
Denominator for basic earnings per share — weighted average shares	43,096	43,266	43,304
Effect of dilutive securities — potential conversion of employee stock options	316	497	305

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,412	43,763	43,609

Basic earnings per share	$1.87	$1.43	$1.49

Diluted earnings per share	$1.85	$1.41	$1.48

Discontinued Operations
Numerator:
Numerator for basic and dilutive earnings per share — income from discontinued operations available to common shareholders	$—	$14,418	$1,442

Denominator:
Denominator for basic earnings per share — weighted average shares	43,096	43,266	43,304
Effect of dilutive securities — potential conversion of employee stock options	316	497	305

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,412	43,763	43,609

Basic earnings per share	$—	$0.33	$0.03

Diluted earnings per share	$—	$0.33	$0.03

Combined
Numerator:
Numerator for basic and dilutive earnings per share — net income available to common shareholders	$80,525	$76,097	$65,951

Denominator:
Denominator for basic earnings per share — weighted average shares	43,096	43,266	43,304
Effect of dilutive securities — potential conversion of employee stock options	316	497	305

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,412	43,763	43,609

Basic earnings per share	$1.87	$1.76	$1.52

Diluted earnings per share	$1.85	$1.74	$1.51

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share takes into consideration the pro forma dilution assuming all in-the-money outstanding stock options were exercised. The average price of Citizens’ stock for the period is used to determine the dilutive effect of outstanding stock options. See Note 17 for additional disclosures regarding employee stock options.

Note 17. Shareholders’ Equity
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
Stock Repurchase Plans: Citizens purchased shares under a stock repurchase program initiated October 2003. This program authorizes Citizens to purchase up to 3,000,000 shares for treasury. During the year, a total of 609,000 shares were purchased under this plan at an average price of $29.89. The repurchased shares have been accorded the accounting treatment as if retired.
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
In 2005, as an enhancement to the current compensation plan, Citizens began rewarding a combination of stock options and restricted stock to employees. Options and restricted stock shares granted to employees expire ten years from the date of grant. During 2005 and 2004, the Compensation and Human Resources Committee of our Board of Directors approved the acceleration of all non-vested stock options previously awarded to employees, officers and directors. Consequently the majority of non-vested stock options were early vested. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. As a result of these accelerations, the Corporation recognized $0.1 million and $0.3 million in expense during 2005 and 2004, respectively. The expense related to those options that were accelerated, that would have occurred after the adoption of SFAS 123R, and will not be recognized as a result of the change, would have been $2.9 million in 2006, $2.5 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. At December 31, 2005, options outstanding under the plan to employees (including those issued under the expired plan) totaled 3,917,891 shares of which 3,879,330 shares are currently vested and exercisable. Canceled and expired options become available for future grants. A total of 129,180 restricted stock shares are outstanding and the majority become vested three years from date of grant. Recipients of restricted shares are entitled to receive dividends and have voting rights.
A total of 12,925 options to buy shares were granted to non-employee directors in 2005. The options granted in 2005 and 2004 are vested immediately and expire ten years from the date of grant. Options issued to directors in or before 2003 have a term of five years and are fully vested. As of December 31, 2005, there were 91,156 shares of options outstanding, including those issued under the previous plan.
Other Stock Options: On May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the key employee stock option plan. Each full-time employee received 200 shares and each part-time employee received 100 shares. The $16.66 exercise price of the grant was the market price of Citizens’ stock on the grant date. The options became exercisable on May 18, 2003 and expire ten years from the date of grant. A total of 550,700 shares were granted, of which 83,900 shares were outstanding as of December 31, 2005.
Citizens has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options as permitted by SFAS 123R. Under APB

25, no compensation expense is recognized by Citizens because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.
SFAS 123R requires certain pro forma disclosures regarding net income and earnings per share as if Citizens had accounted for its stock options under the fair value method of that statement. The following table provides these disclosures along with significant assumptions used to estimate the fair value of these options:

(in thousands, except per share amounts)	2005		2004		2003

Pro forma amounts:
Net income, as reported	$80,525		$76,097		$65,951
Less pro forma expense related to options granted	5,554		2,855		2,261

Pro format net income	$74,971		$73,242		$63,690

Net income per share:
Basic — as reported	1.87		1.76		1.52
Basic — pro forma	1.74		1.69		1.47
Diluted — as reported	1.85		1.74		1.51
Diluted — pro forma	1.72		1.67		1.46
Weighted-average assumptions:
Dividend yield	3.5%		3.5%		3.5%
Expected volatility	26.8%		28.0%		28.0%
Risk-free interest rate	3.80%		3.78%		2.64%
Expected lives	1.5	yrs.	5	yrs.	5	yrs.
The weighted average fair values of stock options granted during 2005, 2004 and 2003 were $3.48, $6.34 and $5.02, respectively. The weighted average fair value of restricted stock granted during 2005, 2004, and 2003 were $29.00, $32.91, and $25.20, respectively.
A summary of stock option transactions under the plans for 2005, 2004 and 2003 follows:

	Options		Option Price
	Available		Per Share
	for Grant	Outstanding	Range	Average

January 1, 2003	6,098,300	3,434,167	11.75-36.31	$25.28
Granted	(1,255,200)	1,255,200	23.10-33.66	26.27
Restricted Stock Granted	(8,862)	—	—	—
Exercised	—	(341,485)	11.75-30.50	18.55
Canceled	49,200	(174,654)	16.66-36.31	25.90

December 31, 2003	4,883,438	4,173,228	15.10-35.63	26.10
Granted	(741,771)	741,771	29.06-34.56	30.16
Restricted Stock Granted	(3,666)	—	—	—
Exercised	—	(397,994)	15.10-32.60	20.75
Canceled	140,480	(274,830)	16.66-35.63	27.26

December 31, 2004	4,278,481	4,242,175	15.28-35.63	$27.24

Granted	(344,007)	344,007	26.99-33.80	29.31
Restricted Stock Granted	(117,735)	—	—	—
Exercised	—	(223,964)	15.28-30.50	22.59
Canceled	174,141	(444,327)	16.66-35.63	25.19

December 31, 2005	3,990,880	3,917,891	16.66-36.31	$27.91

The following table summarizes information on stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
		Remaining	Average		Exercise
Range	Amount	Life	Exercise Price	Amount	Price

$16.66-25.00	492,333	3.8 years	$19.01	492,333	$19.01
25.01-29.00	1,390,419	6.8	26.03	1,358,678	26.04
19.01-36.31	2,035,139	6.3	31.35	2,028,319	31.35

$16.66-36.31	3,917,891	6.2	27.91	3,879,330	27.92

Note 18. Commitments, Contingent Liabilities and Guarantees
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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,	December 31,
(in thousands)	2005	2004

Loan commitments and letters of credit:
Commitments to extend credit	$1,762,259	$1,769,968
Financial standby letters of credit	44,739	41,356
Performance standby letters of credit	11,557	6,198
Commercial letters of credit	223,269	207,460

Total loan commitments and letters of credit	$2,041,824	$2,024,982

Commitments outstanding to extend home equity credit lines totaled $485.5 million and $440.0 million at December 31, 2005 and December 31, 2004, respectively.
Contingent Liabilities: Citizens and its subsidiaries are parties to litigation arising in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from these proceedings would not have a material effect on Citizens’ consolidated financial position or results of operations.
Contingent Guarantees: Citizens has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. At December 31, 2005, Citizens had issued approximately $44.7 million of financial standby letters of credit and $11.6 million of performance standby letters of credit. The same amounts at December 31, 2004 were $41.4 million and $6.2 million, respectively.

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
Note 19. Derivatives and Hedging Activities
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

Derivative Financial Instruments:

	December 31,		December 31,
	2005		2004

	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps	$530,000	$(7,429)	$185,000	$(1,134)
Pay fixed swaps	124,000	2,486	104,000	693
Customer initiated swaps and corresponding offsets	233,104	—	142,674	—
Interest rate lock commitments	17,897	37	17,165	108
Forward mortgage loan contracts	22,000	(66)	58,000	(68)

Total	$927,001	$(4,972)	$506,839	$(401)

Derivative Classifications and Hedging Relationships:

	December 31,		December 31,
	2005		2004

	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$124,000	$2,486	$104,000	$693

Derivatives Designated as Fair Value Hedges:
Hedging time deposits	25,000	(10)	60,000	(456)
Hedging long-term debt	225,000	(3,815)	125,000	(678)

Derivatives Not Designated as Hedges:
Receive fixed swaps	280,000	(3,604)	—	—
Customer initiated swaps and corresponding offsets	233,104	—	142,674	—

Total	$887,104	$(4,943)	$431,674	$(441)

At December 31, 2005, Citizens had outstanding $654.0 million of interest rate swap agreements with an average receive rate of 4.32% and pay rate of 3.24%. At December 31, 2004, Citizens had outstanding $289.0 million of interest rate swap agreements with an average receive rate of 4.48% and pay rate of 3.18%. In addition, Citizens had $233.1 million and $142.7 million respectively of customer initiated swaps and corresponding offsets used specifically to manage their interest rate exposure. Interest rate lock commitments on mortgages held for sale were approximately $17.9 million at December 31, 2005 and $17.2 million at December 31, 2004. Citizens also had outstanding mandatory forward commitments to sell $22.0 million of residential mortgage loans at December 31, 2005, which hedged the year end balance of mortgage loans held for sale. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2006 with no material gain or loss. At December 31, 2004, outstanding forward commitments to sell mortgage loans were approximately $58.0 million. The practice of hedging interest rate lock commitments on mortgage loans with mandatory forward contracts has been highly effective and has not generated any material gains or losses.

Maturities and Interest Rates Exchanged on Swaps:

	Mature During
(dollars in thousands)	2006	2007	2008	2009	2010	After 2010	Total

Receive fixed swaps:
Notional amount	$185,000	$10,000	$100,000	$10,000	$30,000	$195,000	$530,000
Receive fixed rate	4.18%	4.10%	4.10%	4.00%	4.57%	4.56%	4.32%
Pay variable rate	4.23%	4.02%	3.64%	4.42%	4.33%	4.07%	4.07%

Pay fixed swaps:
Notional amount	$20,000	$104,000	$—	$—	$—	$—	$124,000
Pay fixed rate	2.86%	3.31%	0.00%	0.00%	0.00%	0.00%	3.24%
Receive variable rate	4.41%	4.36%	0.00%	0.00%	0.00%	0.00%	4.37%
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to non-interest income of $3.6 million as a result of determining that the swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case the brokered certificates of deposit) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the cumulative impact of the fair value adjustments that had been made to the brokered CDs, which resulted in the charge to non-interest income.
Since September of 2003, Citizens has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. From the inception of these transactions, Citizens has applied a method of fair value hedge accounting described under SFAS 133 as the “short-cut method.” Citizens has recently concluded that these swap transactions did not qualify for the “short-cut method.” Although Citizens believes these swaps would have qualified for fair value hedge accounting under the “long-haul method,” changes in hedge accounting method may not be applied retrospectively under SFAS 133, as the required “long-haul” documentation was not in place as of the inception of the hedge.
Based on a review of the quarterly and annual impacts of the changes in fair value of these instruments, and Staff Accounting Bulletin 99, “Materiality,” Citizens concluded that the impact to prior periods was not material, and reflected the cumulative change in fair value in the fourth quarter of 2005.
In January of 2006, Citizens terminated $160.0 million of receive fixed swaps and entered into $160.0 million of similar swap agreements which will be accounted for as fair value hedges against brokered certificates of deposit. Also in January 2006, Citizens terminated $120.0 million of receive fixed swaps. All remaining swaps with a balance sheet management purpose are expected to receive hedge accounting treatment.
Note 20. Fair Values of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosure About Fair Value of Financial Instruments.” Where quoted market prices are not available, as is the case for a significant portion of Citizens’ financial instruments, the fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates presented herein cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and money market investments	$195.1	$195.1	$155.2	$155.2
Securities	1,640.3	1,640.3	1,868.6	1,869.3
Mortgage loans held for sale	16.3	16.3	28.0	28.1
Net loans	5,499.7	5,527.4	5,271.2	5,377.5
Cash surrender value of life insurance policies	84.4	84.4	82.6	82.6
Accrued interest receivable	39.1	39.1	35.5	35.5
Financial liabilities:
Deposits	5,473.8	5,455.7	5,299.8	5,292.3
Short-term borrowings	529.1	529.1	724.8	724.7
Long-term debt	1,006.1	1,006.1	949.9	960.2
Accrued interest payable	12.8	12.8	10.5	10.5
Off-balance sheet financial instrument liabilities:
Loan commitments to extend credit	—	1.2	—	1.1
Standby and commercial letters of credit	—	0.1	—	0.1
Interest rate swap agreements	—	(4.9)	—	(0.4)
Interest rate lock commitments	—	0.0	—	(0.0)
Forward commitments to sell mortgage loans	—	(0.1)	—	(0.1)
Carrying value approximates fair value for cash, money market investments, accrued interest, and the cash surrender value of life insurance policies. Fair value estimates for other financial instruments are set forth below:
Investment Securities Available for Sale and Held to Maturity: The carrying amounts reported in the balance sheet for investment securities classified as available-for-sale approximate those assets’ fair values. SFAS 115 requires securities carried in the available for sale category to be carried at fair value — see Note 6. The securities classified as held-to-maturity are carried at amortized cost. The fair values of both available-for-sale and held-to-maturity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
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
Long-Term Debt: The fair value of long-term debt is estimated using a combination of discounted cash flow analyses based on Citizens current incremental wholesale borrowing rates and quoted market prices.
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
Note 21. Lines of Business
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
A description of each business line, selected financial performance and the methodologies used to measure financial performance are presented below.
•	Commercial Banking — Commercial Banking provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending, letters of credit, and small business loans. Noncredit services for commercial customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Consumer Banking — Consumer Banking includes consumer lending and deposit gathering, small business lending, branch banking, electronic banking and residential mortgage loan origination and servicing. This line of business offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Consumer loans are composed of automobile, personal, marine, and recreational vehicle loans. Deposit products include checking, savings, money market accounts, and certificates of deposit.

•	Wealth Management — Wealth Management offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The Other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in this category are the Holding Company; Citizens’ Treasury unit, including the securities portfolio, wholesale funding and asset liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.
The accounting policies of the individual business units are the same as those of Citizens described in Note 2 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Commercial, Consumer and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ Treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. During the first quarter of 2005, Citizens implemented a new intercompany cost allocation system, which utilizes improved unit cost and statistical information for assigning operational costs from the Other business line to Commercial Banking, Consumer Banking, and Wealth Management. The implementation of this system included changes to the methodology used to allocate costs among lines of business. Prior period information has been restated to reflect this change. There are no significant intersegment revenues. Selected segment information is included in the following table.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — 2005

Net interest income (taxable equivalent)	$121,653	$151,255	$975	$15,258	$289,141
Provision for loan losses	(6,406)	7,522	(7)	—	1,109

Net interest income after provision	128,059	143,733	982	15,258	288,032
Noninterest income	12,816	49,984	24,587	(6,879)	80,508
Noninterest expense	73,185	132,545	22,209	15,103	243,042

Income before income taxes	67,690	61,172	3,360	(6,724)	125,498
Income tax expense (taxable equivalent)	23,850	21,410	1,195	(1,482)	44,973

Net income	$43,840	$39,762	$2,165	$(5,242)	$80,525

Average assets (in millions)	$2,921	$2,610	$24	$2,223	$7,778

Earnings Summary — 2004 (Restated)

Net interest income (taxable equivalent)	$115,675	$149,608	$811	$18,836	$284,930
Provision for loan losses	7,545	14,072	(8)	—	21,609

Net interest income after provision	108,130	135,536	819	18,836	263,321
Noninterest income	13,620	50,741	23,074	4,023	91,458
Noninterest expense	69,012	135,350	22,285	33,631	260,278

Income from continuing operations before income taxes	52,738	50,927	1,608	(10,772)	94,501
Income tax expense (taxable equivalent) from continuing operations	18,597	17,825	580	(4,180)	32,822

Income from continuing operations	34,141	33,102	1,028	(6,592)	61,679
Income from discontinued operations (net of tax)	1,040	1,080	44	(505)	1,659
Gain from the sale of discontinued operations (net of tax)	—	—	—	12,759	12,759

Total income from discontinued operations (net of tax)	1,040	1,080	44	12,254	14,418

Net income	$35,181	$34,182	$1,072	$5,662	$76,097

Average assets (in millions)	$2,795	$2,492	$19	$2,379	$7,685

Earnings Summary — 2003 (Restated)
Net interest income (taxable equivalent)	$121,488	$150,100	$308	$22,066	$293,962
Provision for loan losses	46,276	15,733	(1)	—	62,008

Net interest income after provision	75,212	134,367	309	22,066	231,954
Noninterest income	14,505	52,246	21,836	4,466	93,053
Noninterest expense	59,496	134,642	21,736	12,992	228,866

Income from continuing operations before income taxes	30,221	51,971	409	13,540	96,141
Income tax expense (taxable equivalent) from continuing operations	11,557	19,318	182	575	31,632

Income from continuing operations	18,664	32,653	227	12,965	64,509
Income from discontinued operations (net of tax)	368	1,803	27	(756)	1,442

Net income	$19,032	$34,456	$254	$12,209	$65,951

Average assets (in millions)	$3,035	$2,416	$8	$2,235	$7,694

Note 22. Regulatory Matters
Citizens banking subsidiaries are required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2005 and 2004, the average reserve balances were $52.8 million and $40.0 million, respectively.
The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group and on dividends that can be paid to the Holding Company. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined. Unless prior regulatory approval is obtained, dividends declared in any calendar year may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years. As of January 1, 2006, the banking subsidiaries are able to distribute dividends of $47.4 million without prior regulatory approval. During 2006, net income of the banking subsidiaries will also become available for such dividends. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
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
Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that the banking subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2005 that management believes would cause Citizens to fall below the well-capitalized level.

Risk Based Capital Requirements

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio		Amount		Ratio

Citizens Banking Corporation
As of December 31, 2005:
Total Capital to risk weighted assets (1)	$816,856	13.2%	$494,273	≥	8.0%	$617,843	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	614,072	9.9	247,137	≥	4.0	370,706	≥	6.0
Tier 1 Leverage (2)	614,072	8.0	307,661	≥	4.0	384,577	≥	5.0
As of December 31, 2004:
Total Capital to risk weighted assets (1)	$792,636	13.3%	$475,972	≥	8.0%	$594,965	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	592,640	10.0	237,986	≥	4.0	356,979	≥	6.0
Tier 1 Leverage (2)	592,640	7.8	302,481	≥	4.0	378,101	≥	5.0
Citizens Bank
As of December 31, 2005:
Total Capital to risk weighted assets (1)	$704,148	8.6%	$473,453	≥	8.0%	$591,816	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	629,667	10.6	236,726	≥	4.0	355,090	≥	6.0
Tier 1 Leverage (2)	629,667	11.9	292,556	≥	4.0	365,695	≥	5.0
As of December 31, 2004:
Total Capital to risk weighted assets (1)	$480,968	10.5%	$367,485	≥	8.0%	$459,357	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	423,318	9.2	183,743	≥	4.0	275,614	≥	6.0
Tier 1 Leverage (2)	423,318	7.5	225,975	≥	4.0	282,469	≥	5.0

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

(2) Tier 1 Capital to quarterly average assets

Note 23. Citizens Banking Corporation (Parent Only) Statements
Balance Sheets
Citizens Banking Corporation (Parent Only)

	December 31,
(in thousands)	2005	2004

Assets
Cash	$5	$5
Money market investments	65,359	65,436
Investment securities	167	113
Investment in subsidiaries — principally banks	744,016	734,195
Goodwill — net	15	—
Other assets	11,659	10,985

Total assets	$821,221	$810,734

Liabilities and Shareholders’ Equity
Long-term debt	$146,448	$149,723
Other liabilities	18,310	6,709

Total liabilities	164,758	156,432
Shareholders’ equity	656,463	654,302

Total liabilities and shareholders’ equity	$821,221	$810,734

Statements of Income
Citizens Banking Corporation (Parent Only)

	Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Income
Dividends from subsidiaries — principally banks	$63,200	$49,000	$24,000
Interest from bank subsidiary	1,998	839	624
Service fees from bank subsidiaries	11,459	11,076	10,520
Other	299	946	687

Total	76,956	61,861	35,831

Expenses
Interest	7,766	5,056	4,054
Salaries and employee benefits	16,054	12,443	12,104
Service fees paid to bank subsidiaries	2,768	2,782	2,883
Other noninterest expense	1,923	1,976	1,717

Total	28,511	22,257	20,758

Income before income taxes and equity in undistributed earnings of subsidiaries	48,445	39,604	15,073
Income tax benefit	5,693	4,977	4,508
Equity in undistributed earnings of subsidiaries	26,387	17,098	44,928

Income from continuing operations	80,525	61,679	64,509
Income from discontinued operations (net of income tax of $939 and $801)	—	1,659	1,442
Gain on sale of discontinued operations (including tax benefit of $1,109)	—	12,759	—

Net Income	$80,525	$76,097	$65,951

Statements of Cash Flows
Citizens Banking Corporation (Parent Only)

	Year Ended December 31,
(in thousands)	2005	2004	2003

		(Restated)	(Restated)
Operating Activities

Net income from continuing operations	$80,525	$61,679	$64,509
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation expense	691	193	350
Stock-based compensation	—	—	200
Recognition of stock-based compensation expense	141	272	—
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(26,386)	(17,098)	(44,928)
Other	7,400	(545)	(5,538)

Net cash provided by operating activities from continuing operations	62,371	44,501	14,593

Investing Activities

Net (increase) decrease in money market investments	77	(16,772)	(45,498)
Proceeds from sales and maturities of investment securities	1	4	5
Purchases of investment securities	(10)	—	—
Proceeds from sale of discontinued operations	—	26,250	—
Investments in and advances to subsidiaries	—	—	(25,000)

Net cash provided (used) by investing activities from continuing operations	68	9,482	(70,493)

Financing Activities

Principal reductions in short-term borrowings	—	—	(30,000)
Proceeds from long-term borrowings	—	—	150,365
Cash dividends paid	(49,311)	(49,286)	(49,476)
Proceeds from stock options exercised	5,062	8,267	6,334
Shares acquired for retirement	(18,190)	(12,964)	(21,323)

Net cash used by financing activities from continuing operations	(62,439)	(53,983)	55,900

Net increase in cash	—	—	—
Cash at beginning of year	5	5	5

Cash at end of year	$5	$5	$5

Note 24. Subsequent Events (unaudited)
Strategic Business Alliances for the Mortgage Operations, Secondary Marketing and Title Services Functions
On March 10, 2006, Citizens determined to form strategic business alliances for its mortgage operations, secondary marketing and title services functions. Citizens believes that these alliances will significantly increase its access to technology, improve its ability to originate loans by making more sales channels available, and eliminate certain fixed costs associated with maintaining the infrastructure of the title services function.
Citizens entered into a contract with PHH Mortgage Corporation to perform mortgage operations loan processing, servicing, secondary marketing functions and other mortgage-related loan origination services. With respect to the title services function, Citizens has determined that such services will be provided by various third parties throughout its markets. In connection with this initiative, Citizens expects to reduce its workforce by 27 employees. This headcount reduction is anticipated to result in approximately $0.4 million in severance related costs. Citizens anticipates additional charges in 2006 of $0.3 million related to this restructuring. Implementation of these activities is expected to be completed by the end of the third quarter of 2006.
Consolidation of the Consumer and Commercial Loan Operations Functions
On March 10, 2006, Citizens determined to consolidate its consumer and commercial loan operations into a functional, centrally located operation. Citizens believes that the consolidation of these operations will improve workflows between the consumer and commercial loan operations, enhance management and employee productivity and efficiency, improve standardization and specialization, and serve as a more efficient means of deploying best practices.
Citizens expects to begin the consolidation process immediately, with full implementation by the end of the second quarter of 2006. In connection with this consolidation, Citizens expects to reduce its workforce by 17 employees and will consolidate the loan operations function centrally at its Flint, Michigan headquarters. This headcount reduction is anticipated to result in approximately $0.4 million in severance related costs. Citizens anticipates additional charges in 2006 of $0.2 million related to the implementation of process improvement measures and technology enhancements as well as other restructuring activities.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens Banking Corporation
We have audited the accompanying consolidated balance sheets of Citizens Banking Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Banking Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Banking Corporation internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.
As discussed in Note 1 of the consolidated financial statements, the Company has restated its consolidated financial statements for 2004 and 2003.
Detroit, Michigan
February 24, 2006

SELECTED QUARTERLY INFORMATION (unaudited)
Table 14 below sets forth selected quarterly financial information for each calendar quarter during 2005 and 2004.
Table 14. Selected Quarterly Information

(in thousands except,	2005				2004
per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
						(Restated)	(Restated)	(Restated)
Interest income	$111,958	$108,506	$103,619	$99,166	$97,170	$95,275	$93,407	$92,427
Interest expense	42,863	38,864	34,840	30,933	28,690	26,566	25,723	25,602
Net interest income	69,095	69,642	68,779	68,233	68,480	68,709	67,684	66,825
Provision for loan losses (1)	(7,287)	4,000	1,396	3,000	4,609	6,506	3,544	6,950
Noninterest income before securities gains	19,930	23,941	23,109	22,455	23,644	22,746	24,438	22,143
Investment securities gains (losses) (3)	(8,970)	—	37	6	10	530	(2,053)	—
Noninterest expense (4)	60,901	60,550	60,990	60,601	61,117	78,433	61,206	59,522
Net income (loss) from continuing operations	18,888	20,992	20,565	20,080	20,286	5,787	18,686	16,920
Discontinued operations:
Income from discontinued operations (net of tax)	—	—	—	—	—	1,100	36	523
Gain on sale of discontinued operations (net of tax)	—	—	—	—	—	12,759	—	—
Total income from discontinued operations (net of tax)	—	—	—	—	—	13,859	36	523
Net income (loss)	18,888	20,992	20,565	20,080	20,286	19,646	18,722	17,443
Discontinued operations
Interest income	$—	$—	$—	$—	$—	$754	$1,968	$1,967
Interest expense	—	—	—	—	—	162	434	464
Net interest income	—	—	—	—	—	592	1,534	1,503
Provision for loan losses (1)	—	—	—	—	—	(1,521)	956	50
Noninterest income before securities gains (2)	—	—	—	—	—	11,802	418	369
Investment securities gains (losses) (3)	—	—	—	—	—	4	—	—
Noninterest expense (4)	—	—	—	—	—	540	937	1,012
Net income (loss) from discontinued operations	—	—	—	—	—	13,859	36	523
Per Share of Common Stock
Income from continuing operations:
Basic	0.44	0.49	0.48	0.46	0.47	0.14	0.43	0.39
Diluted	0.44	0.48	0.47	0.46	0.46	0.13	0.43	0.39
Income from discontinued operations:
Basic	—	—	—	—	—	0.32	—	0.01
Diluted	—	—	—	—	—	0.32	—	0.01
Net income (loss):
Basic	0.44	0.49	0.48	0.46	0.47	0.46	0.43	0.40
Diluted	0.44	0.48	0.47	0.46	0.46	0.45	0.43	0.40
Cash dividends declared	0.285	0.285	0.285	0.285	0.285	0.285	0.285	0.285
Market value:(5)
High	30.22	32.15	30.98	34.81	35.43	33.36	33.99	34.00
Low	26.67	28.20	26.35	29.02	32.01	29.42	28.31	31.55
Close	27.75	28.40	30.22	29.36	34.35	32.57	31.05	32.63

(1)	Provision for loan losses includes, in the fourth quarter of 2005, a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income includes, in the fourth quarter of 2005, a charge of $3.6 million related to a fair value change in CD swap derivatives.

(3)	Investment securities gains (losses) includes, in the fourth quarter of 2005, losses of $9.0 million on sale of investment securities.

(4)	Noninterest expense includes, in the third quarter of 2004, a prepayment penalty of $18.0 million on the prepayment of FHLB debt.

(5)	Citizens Banking Corporation common stock is traded on the National Market tier of the Nasdaq stock market (trading symbol: CBCF). At December 31, 2005, there were approximately 15,094 shareholders of the Corporation’s common stock.

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
As of December 31, 2005, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Citizens Banking Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Banking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Citizens Banking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Banking Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Citizens Banking Corporation and our report dated February 24, 2006 expressed an unqualified opinion thereon.
Detroit, Michigan
February 24, 2006

ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions “Election of Directors” (excluding the information under the headings “Report of the Audit Committee” and “Compensation of Directors”), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals and Nominees – Shareholder Communications with the Board of Directors” in Citizens’ proxy statement for its 2006 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the caption “Compensation of Directors,” and under the caption “Executive Compensation” (excluding the information under the headings “Compensation and Human Resources Committee Report on Executive Compensation” and “Shareholder Return”) of the Proxy Statement, and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption “Independent Certified Public Accountants” of the Proxy Statement, and is incorporated herein by reference.

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
(b) Exhibits:
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference. At the request of any shareholder, the Corporation will furnish any exhibit upon the payment of a fee of $.10 per page to cover the costs of furnishing the exhibit.
(c) Financial Statement Schedules
All financial statement schedules normally required by regulation S-X are omitted since they are either not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITIZENS BANKING CORPORATION
(Registrant)

by	/s/ William R. Hartman	Date: March 10, 2006

William R. Hartman
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles D. Christy	Executive Vice President and Chief Financial Officer	March 10, 2006
Charles D. Christy

/s/ William R. Hartman	Chairman of the Board, President, Chief Executive Officer, and Director	March 10, 2006
William R. Hartman

/s/ Edward P. Abbott	Director	March 10, 2006
Edward P. Abbott

/s/ Lizabeth A. Ardisana	Director	March 10, 2006
Lizabeth A. Ardisana

/s/ Joseph P. Day	Director	March 10, 2006
Joseph P. Day

/s/ Richard J. Dolinski	Director	March 10, 2006
Richard J. Dolinski

/s/ Benjamin W. Laird	Director	March 10, 2006
Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	March 10, 2006
Stephen J. Lazaroff

/s/ William C. Shedd	Director	March 10, 2006
William C. Shedd

SIGNATURES (continued)

Signature	Capacity	Date

/s/ Kendall B. Williams	Director	March 10, 2006
Kendall B. Williams

/s/ James L. Wolohan	Director	March 10, 2006
James L. Wolohan

EXHIBIT INDEX
The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 000-10535.

Exhibit
No.	Exhibit

2.1	Stock Purchase Agreement by and between Metropolitan Bank Group, Inc., and Citizens Banking Corporation, Parent of Citizens Bank – Illinois, National Association, dated as of April 2, 2004 and Amendment No. 1 thereto, dated August 4, 2004 (incorporated by reference from Exhibit 2.1 of Citizens’ 2004 Second Quarter Report on Form 10-Q).

3.1	Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of Citizens’ 2002 Second Quarter Report on Form 10-Q).

3.2	Amended and Restated Bylaws dated March 28, 2003 (incorporated by reference from Exhibit 3.2 of Citizens’ December 31, 2002 Annual Report on Form 10-K).

4.1	Rights Agreement, dated May 23, 2000, between Citizens and Citizens Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 8, 2000).

4.2	Indenture, dated as of January 27, 2003 among Citizens Banking Corporation and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to Citizens Banking Corporation’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 27, 2003 among Citizens Banking Corporation and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (filed as Exhibit 4.2 to Citizens Banking Corporation’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (incorporated by reference from Exhibit 4.1 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.1*	Citizens Banking Corporation Second Amended Stock Option Plan (incorporated by reference from Exhibit 4 of Citizens’ registration statement on Form S-8 filed May 5, 1992, Registration No. 33-47686).

10.2*	Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10(r) of Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10.2 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*	Citizens Banking Corporation All-Employee Stock Option Plan (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed June 26, 2000, Registration No. 333-40100).

10.5*	Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed July 21, 1995, Registration No. 33-61197).

10.6*	First Amendment to Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 10.3 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from exhibit 10.13 of Citizens’ 2001 Annual Report on Form 10-K).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.8*	Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to “F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan” and “F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors” (incorporated by reference to Form S-8 filed December 22, 1999, file number 333-86569).

10.9*	Citizens Banking Corporation Amended and Restated Section 401(k) Plan (incorporated by reference from Exhibit 99.1 of Citizens’ registration statement on Form S-8 filed August 2, 1996 – Registration No. 333-09455).

10.11*	Citizens Banking Corporation Amended and Restated Director’s Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 of Citizens’ 2002 Annual Report on Form 10-K).

10.13	Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Banking Corporation, as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (incorporated by reference from Exhibit 10.1 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14	Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (incorporated by reference from Exhibit 10.2 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Banking Corporation and U.S. Bank National Association (incorporated by reference from Exhibit 10.3 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.16*	Amended and Restated Employment Agreement by and between Citizens and William R. Hartman dated as of May 29, 2003 (incorporated by reference from Exhibit 10.4 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.17*	Form of Change in Control Agreement by and between Citizens and certain executive officers (incorporated by reference from Exhibit 10.17 of Citizens’ 2003 Annual Report on Form 10-K.)

10.18*	Change in Control Agreement, dated as of April 7, 2003, by and between Citizens and Randall J. Peterson (incorporated by reference from Exhibit 10.18 of Citizens’ 2003 Annual Report on Form 10-K.)

10.20*	Form of Nonqualified Stock Option Agreement for Nonemployee Directors under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.20 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.21 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.22 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.23*	2005 Management Incentive Plan (incorporated by reference from Exhibit 10.19 of Citizens’ 2005 First Quarter Report on Form 10-Q1

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.24*	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.25*	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.26*	Form of Stock Option Agreement (Employee Version) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

10.27*	Form of Stock Option Agreement (Director Version) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.

[1]	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended

[THIS PAGE IS INTENTIONALLY LEFT BLANK]