Form 10-Q
period 2006-03-31
CITIZENS BANKING CORP
filed 2006-05-05
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      March 31, 2006
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock, No Par Value	42,728,083 Shares

Citizens Banking Corporation
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$152,077	$194,748	$145,707
Interest-bearing deposits with banks	1,503	380	1,596
Investment Securities:
Available-for-sale (amortized cost $1,479,417, $1,501,819 and $1,761,586, respectively) U.S. Treasury and federal agency securities	1,087,099	1,122,306	1,377,766
State and municipal securities	378,454	378,235	386,515
Other securities	1,243	1,456	963
Held-to-maturity:
State and municipal securities (fair value of $89,699, $82,364 and $58,622, respectively)	90,346	82,431	58,942
FHLB and Federal Reserve stock	55,975	55,911	68,020

Total investment securities	1,613,117	1,640,339	1,892,206
Mortgage loans held for sale	13,399	16,252	34,627
Portfolio loans:
Commercial	1,688,970	1,688,079	1,626,541
Commercial real estate	1,418,596	1,402,128	1,313,825
Residential mortgage loans	549,116	539,824	495,953
Direct consumer	1,109,249	1,142,002	1,173,234
Indirect consumer	826,060	844,086	820,289

Total portfolio loans	5,591,991	5,616,119	5,429,842
Less: Allowance for loan losses	(115,423)	(116,400)	(120,945)

Net portfolio loans	5,476,568	5,499,719	5,308,897
Premises and equipment	120,719	121,730	121,107
Goodwill	54,527	54,527	54,527
Other intangible assets	10,408	11,133	13,307
Bank owned life insurance	85,142	84,435	83,072
Other assets	135,857	128,620	121,690

Total assets	$7,663,317	$7,751,883	$7,776,736

Liabilities
Noninterest-bearing deposits	$899,850	$969,074	$891,849
Interest-bearing demand deposits	816,293	891,313	1,106,744
Savings deposits	1,452,638	1,437,024	1,578,058
Time deposits	2,355,206	2,176,428	1,712,883

Total deposits	5,523,987	5,473,839	5,289,534
Federal funds purchased and securities sold under agreements to repurchase	401,702	505,879	853,926
Other short-term borrowings	852	23,242	6,157
Other liabilities	82,203	86,351	79,656
Long-term debt	1,003,029	1,006,109	901,875

Total liabilities	7,011,773	7,095,420	7,131,148
Shareholders’ Equity
Preferred stock — no par value
Authorized — 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized — 100,000,000 shares; Issued and outstanding - 42,769,821 at 3/31/06, 42,967,649 at 12/31/05, and 43,172,892 at 3/31/05	80,341	85,526	94,966
Retained earnings	578,980	570,483	546,882
Accumulated other comprehensive income	(7,777)	454	3,740

Total shareholders’ equity	651,544	656,463	645,588

Total liabilities and shareholders’ equity	$7,663,317	$7,751,883	$7,776,736

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005

Interest Income
Interest and fees on loans	$93,451	$79,272
Interest and dividends on investment securities:
Taxable	13,611	14,688
Tax-exempt	5,317	5,197
Money market investments	12	9

Total interest income	112,391	99,166

Interest Expense
Deposits	30,992	18,071
Short-term borrowings	3,736	4,441
Long-term debt	10,188	8,421

Total interest expense	44,916	30,933

Net Interest Income	67,475	68,233
Provision for loan losses	3,000	3,000

Net interest income after provision for loan losses	64,475	65,233

Noninterest Income
Service charges on deposit accounts	8,875	8,287
Trust fees	5,042	4,412
Mortgage and other loan income	2,010	2,360
Brokerage and investment fees	1,515	1,599
ATM network user fees	987	873
Bankcard fees	1,057	840
Fair value change in CD swap derivatives	(207)	—
Other	6,284	4,084

Total fees and other income	25,563	22,455
Investment securities gains	7	6

Total noninterest income	25,570	22,461

Noninterest Expense
Salaries and employee benefits	32,256	33,351
Occupancy	5,942	5,560
Professional services	4,078	4,199
Equipment	3,166	3,301
Data processing services	3,739	3,369
Advertising and public relations	2,034	1,746
Postage and delivery	1,462	1,590
Telephone	1,464	1,441
Other loan expenses	416	375
Stationery and supplies	727	919
Intangible asset amortization	725	725
Other	5,563	4,025

Total noninterest expense	61,572	60,601

Income Before Income Taxes	28,473	27,093
Income tax provision	7,717	7,013

Net Income	$20,756	$20,080

Net Income Per Common Share:
Basic	$0.49	$0.46
Diluted	0.48	0.46
Cash Dividends Declared Per Common Share	0.285	0.285

Average Common Shares Outstanding:
Basic	42,784	43,224
Diluted	42,941	43,646
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2005	43,240	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income			20,080		20,080
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(15,275)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				1,021

Other comprehensive income total					(14,254)

Total comprehensive income					5,826
Exercise of stock options	19	374			374
Net change in deferred compensation, net of tax		30			30
Cash dividends declared on common shares — $0.285 per share			(12,326)		(12,326)
Shares acquired for retirement	(86)	(2,618)			(2,618)

Balance — March 31, 2005	43,173	$94,966	$546,882	$3,740	$645,588

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			20,756		20,756
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(8,319)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				88

Other comprehensive income total					(8,231)

Total comprehensive income					12,525
Exercise of stock options	56	1,256			1,256
Recognition of stock-based compensation	1	409			409
Cash dividends declared on common shares — $0.285 per share			(12,259)		(12,259)
Shares acquired for retirement	(255)	(6,850)			(6,850)

Balance — March 31, 2006	42,770	$80,341	$578,980	$(7,777)	$651,544

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Operating Activities:
Net income	$20,756	$20,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	3,000
Depreciation and amortization	2,993	2,953
Amortization of goodwill and other intangibles	725	725
Net amortization on investment securities	207	1,455
Investment securities gains	(7)	(6)
Loans originated for sale	(41,452)	(92,262)
Proceeds from sales of mortgage loans held for sale	45,097	87,120
Net gains from loan sales	(792)	(1,447)
Net loss on sale of other real estate	292	148
Stock-based compensation	409	30
Other	(5,883)	(1,591)

Net cash provided by operating activities	25,345	20,205
Investing Activities:
Net (increase) decrease in money market investments	(1,123)	173
Securities available-for-sale:
Proceeds from maturities and payments	52,747	116,207
Purchases	(30,578)	(159,892)
Securities held-to-maturity:
Purchases	(7,947)	(4,911)
Net decrease (increase) in loans and leases	20,151	(40,716)
Proceeds from sales and pay-offs of other real estate	1,274	1,813
Net increase in properties and equipment	(1,982)	(6,116)

Net cash provided (used) by investing activities	32,542	(93,442)
Financing Activities:
Net decrease in demand and savings deposits	(128,630)	(110,795)
Net increase in time deposits	178,778	100,570
Net (decrease) increase in short-term borrowings	(126,567)	135,309
Proceeds from issuance of long-term debt	—	25,000
Principal reductions in long-term debt	(6,286)	(70,044)
Cash dividends paid	(12,259)	(12,326)
Proceeds from stock options exercised	1,256	374
Shares acquired for retirement	(6,850)	(2,618)

Net cash (used) provided by financing activities	(100,558)	65,470

Net decrease in cash and due from banks	(42,671)	(7,767)
Cash and due from banks at beginning of period	194,748	153,474

Cash and due from banks at end of period	$152,077	$145,707

See notes to consolidated financial statements.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Banking Corporation and Subsidiaries
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2005 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
Note 2. Recent Accounting Pronouncements
Statements of Financial Accounting Standards
SFAS No. 123R, “Stock-Based Compensation (Revised 2004).” In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment, (Revised 2004),” which was required to be adopted by January 1, 2006. Among other things, SFAS 123R eliminated the ability to continue to account for stock-based compensation using APB 25 and required that such transactions be measured based on their fair values on the date of grant. Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123R using the modified prospective method of transition. This method required the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. Under this method, Citizens’ compensation cost is recognized for share-based payments based on their fair value at grant date. Stock-based compensation will be included for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. The fair value of stock option awards will be estimated using the Black-Scholes model and compensation expense will be recognized for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. Determining the appropriate fair value model and calculating the fair value of stock options requires judgment, including estimating stock price volatility, forfeiture rates, expected life, and anticipated dividend yield. SFAS 123R also requires compensation expense to be recognized net of awards expected to be forfeited and adjusted as actual experience differs from estimates.
FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2005, the FASB issued FSP 115-1, which provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for fiscal years beginning after December 15, 2005 and Citizens applied this guidance in 2006. The adoption of FSP 115-1 did not have a material impact to Citizens’ financial condition, results of operations, or liquidity.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	March 31, 2006				December 31, 2005
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	800,287	779,164	364	21,487	825,933	811,898	985	15,020
Other	309,852	307,935	1,346	3,263	309,681	310,408	2,046	1,319
State and municipal	368,134	378,454	11,804	1,484	364,853	378,235	14,391	1,009
Mortgage and asset-backed	265	265	1	1	280	280	1	1
Other	879	978	102	3	1,072	1,176	107	3

Total available for sale	$1,479,417	$1,466,796	$13,617	$26,238	$1,501,819	$1,501,997	$17,530	$17,352

Held to Maturity:
State and municipal Total held to maturity	$90,346	$89,699	$452	$1,099	$82,431	$82,364	$590	$657

Other Investment Securities:
FHLB and Fed Reserve stock
Total Other Securities	$55,975	$55,975	$—	$—	$55,911	$55,911	$—	$—

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2006 and December 31, 2005 are displayed in the following tables.
As of March 31, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	266,868	3,775	491,186	17,712	758,054	21,487
Other	267,101	3,263	—	—	267,101	3,263
State and municipal	42,607	1,016	12,643	468	55,250	1,484
Mortgage and asset-backed	—	—	105	1	105	1
Other	—	—	6	3	6	3

Total available for sale	576,576	8,054	503,940	18,184	1,080,516	26,238

Held to Maturity:
State and municipal	50,222	910	5,780	189	56,002	1,099

Total held to maturity	50,222	910	5,780	189	56,002	1,099

Total	$626,798	$8,964	$509,720	$18,373	$1,136,518	$27,337

As of December 31, 2005

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	320,048	3,669	440,599	11,351	760,647	15,020
Other	173,266	1,319	—	—	173,266	1,319
State and municipal	36,539	658	10,046	351	46,585	1,009
Mortgage and asset-backed	197	1	—	—	197	1
Other	—	—	6	3	6	3

Total available for sale	530,050	5,647	450,651	11,705	980,701	17,352

Held to Maturity:
State and municipal	41,471	544	3,660	113	45,131	657

Total held to maturity	41,471	544	3,660	113	45,131	657

Total	$571,521	$6,191	$454,311	$11,818	$1,025,832	$18,009

The unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or re-pricing date or if valuations for such securities improve as market yields change. Management considers, the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining Citizens’ intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.
Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three months ended March 31, 2006 and 2005 is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Allowance for loan losses — beginning of period	$116,400	$122,184
Provision for loan losses	3,000	3,000
Charge-offs:
Commercial	921	2,463
Commercial real estate	616	678

Total commercial	1,537	3,141
Residential mortgage	198	324
Direct consumer	1,669	1,424
Indirect consumer	2,829	2,236

Total charge-offs	6,233	7,125

Recoveries:
Commercial	1,175	1,162
Commercial real estate	79	707

Total commercial	1,254	1,869
Residential mortgage	55	—
Direct consumer	285	343
Indirect consumer	662	674

Total recoveries	2,256	2,886

Net charge-offs	3,977	4,239

Allowance for loan losses — end of period	$115,423	$120,945

Nonperforming loans totaled $30.1 million at March 31, 2006. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at March 31, 2006, December 31, 2005 and March 31, 2005 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005	2006	2005	2005

Balances -
Impaired loans with valuation reserve	$12,936	$7,989	$35,416	$5,454	$5,059	$14,266
Impaired loans with no valuation reserve	2,592	908	2,739	—	—	—

Total impaired loans	$15,528	$8,897	$38,155	$5,454	$5,059	$14,266

Impaired loans on nonaccrual basis	$5,646	$4,728	$5,955	$2,061	$2,747	$2,179
Impaired loans on accrual basis	9,882	4,169	32,200	3,393	2,312	12,087

Total impaired loans	$15,528	$8,897	$38,155	$5,454	$5,059	$14,266

The average balance of impaired loans for the three months ended March 31, 2006 was $12.2 million and $36.6 million for the three months ended March 31, 2005. Interest income recognized on impaired loans during the first quarter of 2006 was $0.2 million compared with $0.5 million for the same period of 2005. Cash collected and applied to outstanding principal during the first quarter of 2006 totaled $0.3 million compared with $0.2 million for the same period of 2005.
Note 5. Long-term Debt
The components of long-term debt as of March 31, 2006, December 31, 2005 and March 31, 2005 are presented below.

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Citizens (Parent only):
Subordinated debt:
Notes maturing February 2013	$117,803	$120,852	$120,948
Deferrable interest debenture maturing June 2033	25,774	25,774	25,774
Subsidiaries:
Federal Home Loan Bank advances	859,452	859,483	755,131
Other borrowed funds	—	—	22

Total long-term debt	$1,003,029	$1,006,109	$901,875

Note 6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three month period ended March 31, 2006 and 2005 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Balance at beginning of period	$454	$17,994
Net unrealized loss on securities for the quarter, net of tax effect of $(4,477) in 2006 and $(8,223) in 2005	(8,315)	(15,271)
Less: Reclassification adjustment for net gains on securities included in net income for the quarter, net of tax effect of $(3) in 2006 and $(2) in 2005	(4)	(4)
Net change in unrealized gain on cash flow hedges for the quarter, net of tax effect of $48 in 2006 and $549 in 2005	88	1,021

Accumulated other comprehensive income, net of tax	$(7,777)	$3,740

Note 7. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock options, as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$20,756	$20,080

Denominator:
Basic earnings per share — weighted average shares	42,784	43,224
Effect of dilutive securities — potential conversion of employee stock options	157	422

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	42,941	43,646

Basic earnings per share	$0.49	$0.46

Diluted earnings per share	$0.48	$0.46

Note 8. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At March 31, 2006, Citizens had 3,992,501 shares of common stock reserved for future issuance under our current plan.
In 2005, as an enhancement to the current compensation program, Citizens began awarding a combination of stock options and restricted stock. Options expire ten years from the date of grant while the restrictions on nonvested stock lapse on the third anniversary of the grant date. Canceled and expired options become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, are entitled to receive dividends and have voting rights.
On January 1, 2006, Citizens adopted the provisions of SFAS 123R, requiring Citizens to recognize expense related to the fair value of its stock-based compensation awards. Citizens elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this method, Citizens is required to recognize compensation cost for share-based payments using their fair value at grant date. Stock-based compensation is included in salary expense for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. Stock-based compensation expense for all awards granted subsequent to the adoption of SFAS 123R was based on the fair value at grant-date, estimated in accordance with the provisions of the statement. Citizens recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. As a result of the adoption of SFAS 123R, $0.1 million of additional stock-based compensation expense was recognized for the three months ended March 31, 2006, with no impact to basic or dilutive earnings per share.
During the second and fourth quarters of 2005, prior to the adoption of SFAS 123R, Citizens’ Compensation and Human Resources Committee of its Board of Directors approved the acceleration of vesting all nonvested stock options previously awarded to employees, officers and directors. Consequently, the majority of nonvested stock options were early vested. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. Additionally, Citizens believes that because most of the options that were accelerated had exercise prices close to or in excess of the current market value of its common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:
Analysis of Stock-Based Compensation Expense

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Stock Option Compensation	$19	$—
Restricted Stock Compensation	390	30

Stock-based compensation expense before income taxes	409	30
Income tax benefit	(143)	(10)

Total stock-based compensation expense after income taxes	$266	$20

Cash proceeds from the exercise of stock options were $1.1 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. When stock options are exercised, the shares are purchased on the open market. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows on the Consolidated Statement of Cash Flows.
Prior to the adoption of SFAS 123R, Citizens applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in Citizens’ net income for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, Citizens provides pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
The following table illustrates the effect on net income and net income per common share as if Citizens had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended March 31, 2005.

Three Months Ended
(in thousands, except per share amounts)	March 31, 2005

Net income, as reported	$20,080
Less pro forma expense related to options granted	(505)

Pro forma Net Income	$19,575

Net income per share
Basic — as reported	$0.46
Basic — pro forma	0.45
Diluted — as reported	0.46
Diluted — pro forma	0.45
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006 and March 31, 2005, respectively. There were no stock options granted during the three month period ended March 31, 2006.

	Three Months Ended
	March 31,
Weighted Average Assumptions	2006	2005

Dividend yield	—	3.5%
Expected volatility	—	28.8%
Risk-free interest rate	—	3.84%
Expected lives	—	5 yrs
The dividend yield computation is based on historical payments and the related yield. The expected volatility computation is based on historical volatility. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant and the range of rates used during the period was 3.64% to 4.13%. The expected life computation is based on historical exercise patterns.
Stock option activity for the three months ended March 31, 2006, is as follows:

	Options
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at December 31, 2005	3,917,891	$27.91
Granted	—	—
Exercised	(55,982)	19.88
Forfeitures or Expirations	(35,514)	32.39

Outstanding at March 31, 2006	3,826,395	$27.99	6.1 yrs	$4,629,632

Exercisable	3,787,834	$28.00	6.1 yrs	$4,591,960

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on March 31, 2006 if the exercise price exceeded the average closing stock price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.4 million. No options were vested during the three months ended March 31, 2006.
As of March 31, 2006, $2.6 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2006.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2005	129,180	$27.19
Granted	500	27.74
Vested	(4,155)	33.35
Forfeited	(104)	29.02

Restricted stock at March 31, 2006	125,421	$26.99

The total fair value of shares vested during the three months ended March 31, 2006 was $0.1 million.
Note 9. Pension Benefit Cost
The components of pension expense for the three months ended March 31, 2006 and 2005 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Defined Benefit Pension Plans
Service cost	$1,189	$1,198
Interest cost	1,371	1,311
Expected return on plan assets	(1,890)	(1,757)
Amortization of unrecognized:
Net transition asset	—	(1)
Prior service cost	48	49
Net actuarial loss	291	301

Net pension cost	$1,009	$1,101

Citizens expects to contribute approximately $0.5 million to the nonqualified supplemental benefit plans during 2006. As of March 31, 2006, $0.2 million of contributions have been made. Citizens anticipates that an additional $0.3 million of contributions will be made during the next three quarters of 2006. Financial market returns affect current and future contributions.
Note 10. Lines of Business Information
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. Selected line of business segment information, as adjusted, for the three months ended March 31, 2006 and 2005 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended March 31, 2006

Net interest income (taxable equivalent)	$30,939	$35,570	$332	$4,050	$70,891
Provision for loan losses	1,188	1,812	—	—	3,000

Net interest income after provision	29,751	33,758	332	4,050	67,891
Noninterest income	3,466	14,453	6,503	1,148	25,570
Noninterest expense	18,309	31,807	5,398	6,058	61,572

Income before income taxes	14,908	16,404	1,437	(860)	31,889
Income tax expense (taxable equivalent)	5,254	5,747	509	(377)	11,133

Net income	$9,654	$10,657	$928	$(483)	$20,756

Average assets (in millions)	$3,006	$2,591	$28	$2,029	$7,654

Earnings Summary — Three Months Ended March 31, 2005 (1)
Net interest income (taxable equivalent)	$28,644	$37,308	$216	$5,417	$71,585
Provision for loan losses	1,753	1,248	(1)	—	3,000

Net interest income after provision	26,891	36,060	217	5,417	68,585
Noninterest income	3,058	11,778	6,007	1,618	22,461
Noninterest expense	18,186	33,134	5,530	3,751	60,601

Income before income taxes	11,763	14,704	694	3,284	30,445
Income tax expense (taxable equivalent)	4,154	5,146	246	819	10,365

Net income	$7,609	$9,558	$448	$2,465	$20,080

Average assets (in millions)	$2,858	$2,569	$22	$2,279	$7,728

(1)	Certain amounts have been reclassified to conform to current year presentation.
Note 11. Derivatives and Hedging Activities
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

Derivative Financial Instruments:

	March 31, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed swaps	$285,000	$(903)	$530,000	$(7,429)
Pay fixed swaps	124,000	2,622	124,000	2,486
Customer initiated swaps and corresponding offsets	300,914	—	233,104	—
Interest rate lock commitments	27,586	27	17,897	37
Forward mortgage loan contracts	27,500	161	22,000	(66)

Total	$765,000	$1,907	$927,001	$(4,972)

Derivative Classifications and Hedging Relationships:

	March 31, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$124,000	$2,622	$124,000	$2,486
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	185,000	(277)	25,000	(10)
Hedging long-term debt	100,000	(626)	225,000	(3,815)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	280,000	(3,604)
Customer initiated swaps	300,914	—	233,104	—

Total	$709,914	$1,719	$887,104	$(4,943)

Note 12. Commitments, Contingent Liabilities and Guarantees
The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 180 days prior to being funded and unused lines of credit are reviewed on a regular basis. Financial standby letters of credit guarantee future payment of client financial obligations to third parties. They are issued primarily for goods and services provided. Performance standby letters of credit are irrevocable guarantees to various beneficiaries for the performance of contractual obligations of the Corporation’s clients. Commercial letters of credit may facilitate the shipment of goods and may also include direct pay letters of credit which afford Citizens’ clients access to the public financing market. Standby letters of credit arrangements generally expire within one year and have essentially the same level of credit risk as extending loans to clients and are subject to Citizens’ normal credit policies. These arrangements have fixed expiration dates and most expire unfunded, so they do not necessarily represent future liquidity requirements. Appropriate collateral is obtained based on Citizens’ assessment of the client and may include receivables, inventories, real property and equipment.
Amounts available to clients under loan commitments and standby letters of credit follow:

	March 31,	December 31,
(in thousands)	2006	2005

Loan commitments and letters of credit:
Commitments to extend credit	$1,626,348	$1,762,259
Financial standby letters of credit	45,077	44,739
Performance standby letters of credit	8,206	11,557
Commercial letters of credit	219,562	223,269

Total loan commitments and letters of credit	$1,899,193	$2,041,824

At March 31, 2006 and December 31, 2005, a liability of $2.7 million and $3.0 million, respectively, had been recorded for possible losses on commitments to extend credit and as of March 31, 2006 and December 31, 2005, in accordance with FIN 45, a liability of $0.2 million and $0.2 million, respectively, has been recorded representing the value of the guarantee obligations associated with certain letters of credit. These balances are included in other liabilities on the Consolidated Balance Sheets. The guarantee obligation liability will be amortized into income over the life of the commitments.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Summary of Operations (thousands)
Interest income	$112,391	$111,958	$108,506	$103,619	$99,166
Net interest income	67,475	69,095	69,642	68,779	68,233
Provision for loan losses (1)	3,000	(7,287)	4,000	1,396	3,000
Total fees and other income (2)	25,563	19,930	23,941	23,109	22,455
Investment securities gains (losses) (3)	7	(8,970)	—	37	6
Noninterest expense (4)	61,572	60,901	60,550	60,990	60,601
Income tax provision	7,717	7,553	8,041	8,974	7,013
Net income	20,756	18,888	20,992	20,565	20,080
Taxable equivalent adjustment	3,416	3,432	3,284	3,324	3,353
Cash dividends	12,259	12,269	12,412	12,304	12,326

Per Common Share Data
Basic net income	$0.49	$0.44	$0.49	$0.48	$0.46
Diluted net income	0.48	0.44	0.48	0.47	0.46
Cash dividends	0.285	0.285	0.285	0.285	0.285
Market value (end of period)	26.85	27.75	28.40	30.22	29.36
Book value (end of period)	15.23	15.28	15.21	15.31	14.95

At Period End (millions)
Assets	$7,663	$7,752	$7,851	$7,826	$7,777
Portfolio loans	5,592	5,616	5,569	5,523	5,430
Deposits	5,524	5,474	5,226	5,201	5,290
Shareholders’ equity	652	656	655	662	646

Average for the Quarter (millions)
Assets	$7,654	$7,754	$7,821	$7,807	$7,728
Portfolio loans	5,561	5,575	5,531	5,472	5,393
Deposits	5,513	5,305	5,239	5,254	5,349
Shareholders’ equity	655	654	655	654	649

Ratios (annualized)
Return on average assets	1.10%	0.97%	1.06%	1.06%	1.05%
Return on average shareholders’ equity	12.86	11.46	12.71	12.62	12.54
Net interest margin (FTE) (5)	3.97	3.95	3.93	3.92	3.96
Efficiency ratio (6)	63.84	65.87	62.51	64.06	64.44
Net loans charged off to average portfolio loans (1)	0.29	(0.36)	0.38	0.17	0.32
Allowance for loan losses to portfolio loans	2.06	2.07	2.13	2.17	2.23
Nonperforming assets to portfolio loans plus ORAA (end of period)	0.65	0.71	0.76	0.89	0.80
Nonperforming assets to total assets (end of period)	0.48	0.51	0.54	0.63	0.56
Average equity to average assets	8.55	8.43	8.38	8.37	8.40
Leverage ratio	8.14	7.98	7.86	7.85	7.83
Tier 1 capital ratio	10.09	9.94	9.91	10.00	9.97
Total capital ratio	13.39	13.22	13.20	13.31	13.32

(1)	The provision for loan losses and net loans charged off during the fourth quarter of 2005 reflect an insurance settlement of $9.1 million accounted for as a loan loss recovery.

(2)	Total fees and other income includes a cumulative charge of $3.6 million on swaps related to brokered certificates during the fourth quarter of 2005 and a $2.9 million gain on the sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.

(3)	Investment securities gains (losses) includes a net loss of $9.0 million on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005.

(4)	Noninterest expense includes a contribution to Citizens charitable foundation of $1.5 million during the first quarter of 2006.

(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(6)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for the three month period ended March 31, 2006. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2005 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2005 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer solely to Citizens Banking Corporation.
Forward – Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of Citizens’ 2005 Annual Report on Form 10-K, as well as the following.
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation, by-laws and shareholder rights agreement, as well as certain banking laws, may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 2 to the audited Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2005 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.
Results of Operations
Summary
Citizens earned net income of $20.8 million for the three months ended March 31, 2006. This represents an increase of $0.7 million or 3.4% over the first quarter of 2005 net income of $20.1 million. Diluted net income per share was $0.48, compared with $0.46 for the same quarter of last year. Annualized returns on average assets and average equity during the first quarter of 2006 were 1.10% and 12.86%, respectively, compared with 1.05% and 12.54% for the first quarter of 2005.
Results for the first quarter of 2006 reflect another quarter of earnings growth in a challenging interest rate environment. Improvements in total fees and other income were partially offset by lower net interest income and higher noninterest expense and income tax provision. The effects of a flattened yield curve, continued pressure on net interest margin, and current economic conditions in the Midwestern United States (including recent negative developments in the automotive industry) are expected to continue to have a dampening effect on the Corporation’s results from operations in future periods.
Citizens’ total assets at March 31, 2006 were $7.7 billion, a decrease of $88.6 million or 1.1% compared with December 31, 2005 and a decrease of $113.4 million or 1.5% from March 31, 2005. Commercial loan growth in several traditional Michigan and Wisconsin markets, along with Southeast Michigan, was partially offset by declines in other markets, resulting in total growth in average commercial loans of $36.3 million or 1.2% over the fourth quarter of 2005 and growth of $155.2 million or 4.0% over the first quarter of 2005. The decrease in total assets from December 31, 2005 was due to a decline in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and a decline in the consumer loan portfolio due to weak consumer demand in most of Citizens’ markets. The decrease in total assets from March 31, 2005 was due to a decline in the investment portfolio, partially offset by growth in the commercial loan portfolio.
Total deposits at March 31, 2006 increased $50.1 million or 0.9% from December 31, 2005 to $5.5 billion and increased $234.5 million or 4.4% from March 31, 2005. Core deposits, which exclude all time deposits, totaled $3.2 billion at March 31, 2006, a decrease of $128.6 million or 3.9% from December 31, 2005 and a decrease of $407.9 million or 11.4% from March 31, 2005. The decreases in core deposits were largely the result of clients migrating their funds into time deposits with higher yields. Time deposits totaled $2.4 billion at March 31, 2006, an increase of $178.8 million or 8.2% compared with December 31, 2005 and an increase of $642.3 million or 37.5% from March 31, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth. The increase from the fourth quarter of 2005 also included the effect of municipalities maintaining higher balances due to the timing of tax receipts. Additionally, the increase in time deposits from March 31, 2005 was partially due to an increase in brokered certificates of deposit, which is one of many wholesale funding alternatives used by Citizens.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2006 and 2005 is presented below.

Average Balances/Net Interest Income/Average Rates

	2006			2005
Three Months Ended March 31,	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,684	$12	2.82	$1,799	$9	2.01
Investment securities (3):
Taxable	1,181,397	13,611	4.61	1,435,683	14,688	4.09
Tax-exempt	446,657	5,317	7.33	420,931	5,197	7.60
Mortgage loans held for sale	16,471	232	5.64	31,341	430	5.49
Portfolio Loans (4):
Commercial	1,646,899	27,982	7.02	1,615,304	21,842	5.62
Commercial real estate	1,415,201	23,985	6.88	1,291,629	19,358	6.08
Residential mortgage loans	541,390	7,664	5.66	497,925	6,813	5.47
Direct consumer	1,124,379	20,011	7.22	1,167,894	17,363	6.03
Indirect consumer	833,436	13,577	6.61	820,291	13,466	6.66

Total portfolio loans	5,561,305	93,219	6.83	5,393,043	78,842	5.96

Total earning assets (3)	7,207,514	112,391	6.49	7,282,797	99,166	5.68
Nonearning Assets
Cash and due from banks	165,909			158,195
Bank premises and equipment	121,348			120,902
Investment security fair value adjustment	(3,305)			18,974
Other nonearning assets	278,550			268,861
Allowance for loan losses	(116,151)			(121,267)

Total assets	$7,653,865			$7,728,462

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$857,273	$1,362	0.64	$1,153,239	$2,002	0.70
Savings deposits	1,448,866	7,973	2.23	1,626,232	5,092	1.27
Time deposits	2,281,926	21,657	3.85	1,662,673	10,977	2.68
Short-term borrowings	390,307	3,736	3.88	717,971	4,441	2.51
Long-term debt	1,004,948	10,188	4.10	927,497	8,421	3.67

Total interest-bearing liabilities	5,983,320	44,916	3.04	6,087,612	30,933	2.06
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	924,788			906,615
Other liabilities	91,150			84,766
Shareholders’ equity	654,607			649,469

Total liabilities and shareholders’ equity	$7,653,865			$7,728,462

Net Interest Income		$67,475			$68,233

Interest Spread (5)			3.45%			3.62%
Contribution of noninterest bearing sources of funds			0.52			0.34

Net Interest Margin (5)(6)			3.97%			3.96%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.4 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent (“FTE”) basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.

Net interest income was $67.5 million in the first quarter of 2006, down slightly from $68.2 million in the same quarter of 2005. The decrease in net interest income resulted from a $75.3 million decrease in average earning assets, as decreases of $228.6 million in investment securities balances and $30.4 million in the consumer loan portfolio outpaced growth in the commercial and residential mortgage loan portfolios of $155.2 million and $43.5 million, respectively. The decrease in earning assets was partially offset by a one basis point expansion in the net interest margin to 3.97% in the first quarter of 2006 compared with 3.96% in the same quarter of 2005. This increase was due to the restructuring of the investment portfolio in the fourth quarter of 2005, a shift in asset mix from investment securities to higher yielding loans and growth in noninterest-bearing sources of funds, substantially offset by shifts within the deposit portfolio from lower cost savings and transaction products to higher cost savings products and time deposits and continued pricing pressure on loans.
The table below shows the effect of changes in average balances (“volume”) and yield (“rate”) on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2006 compared with 2005	Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	3	4	(1)
Investment securities:
Taxable	(1,077)	1,716	(2,793)
Tax-exempt	120	(190)	310
Mortgage loans held for sale	(198)	11	(209)
Loans:
Commercial	6,140	5,705	435
Commercial real estate	4,627	2,673	1,954
Residential mortgage loans	851	242	609
Direct consumer	2,648	3,315	(667)
Indirect consumer	111	(104)	215

Total portfolio loans	14,377	11,831	2,546

Total	13,225	13,372	(147)

Interest Expense:
Deposits:
Interest-bearing demand	(640)	(159)	(481)
Savings	2,881	3,489	(608)
Time	10,680	5,769	4,911
Short-term borrowings	(705)	1,826	(2,531)
Long-term debt	1,767	1,030	737

Total	13,983	11,955	2,028

Net Interest Income	$(758)	$1,417	$(2,175)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income of $0.8 million in the first quarter of 2006 compared with the same period of 2005 reflects rate variances which were favorable in the aggregate and volume variances which were unfavorable in the aggregate.
Unfavorable volume variances in the investments and consumer portfolios were partially offset by growth in the commercial, commercial real estate, and residential mortgage portfolios. Unfavorable volume variances in the investment portfolio were the result of restructuring the portfolio in the fourth quarter of 2005 and maturing balances not being fully reinvested.
Favorable volume variances in interest-bearing demand, savings, and short-term borrowings partially offset unfavorable volume variances in time deposits and long-term debt. The variances were the result of customers migrating funds from lower yielding deposit products into higher yielding time deposits in response to increases in short-term interest rates. The favorable volume variance in short-term borrowings was the result of reduced funding needs driven by declines in investment securities balances.
Favorable rate variances on assets were partially offset by unfavorable rate variances on liabilities. Unfavorable rate variances for tax-exempt investment securities and indirect consumer loans were the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates. The favorable rate variance for taxable investment securities was the result of restructuring the portfolio during the fourth quarter of 2005. Favorable rate variances on the remaining asset categories and unfavorable rate variances on total liabilities were the result of increases in short- and intermediate-term market interest rates.
For the second quarter of 2006, Citizens anticipates net interest income will be slightly lower than the first quarter of 2006 as a result of anticipated margin compression driven by the continuation of customers migrating funds from lower yielding deposit products into higher yielding deposit products.
Noninterest Income
Noninterest income for the first quarter of 2006 was $25.6 million, an increase of $3.1 million or 13.8% from the first quarter of 2005. The increase was primarily the result of a $2.9 million gain as well as increases in service charges on deposits and trust fees, partially offset by a decrease in mortgage and other loan income. The $2.9 million gain in the first quarter of 2006 was the result of fully recognizing a deferred gain on the 2004 sale of the former downtown Royal Oak, Michigan office, which was deferred due to leaseback restrictions.
Noninterest Income

	Three Months Ended
	March 31,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent

Service charges on deposit accounts	$8,875	$8,287	$588	7.1%
Trust fees	5,042	4,412	630	14.3
Mortgage and other loan income	2,010	2,360	(350)	(14.8)
Brokerage and investment fees	1,515	1,599	(84)	(5.2)
ATM network user fees	987	873	114	13.0
Bankcard fees	1,057	840	217	25.8
Financial services	774	730	44	6.1
Investment securities gains	7	6	1	15.0
Fair value change in CD swap derivatives	(207)	—	(207)	N/M
Other	5,510	3,354	2,156	64.3

Total noninterest income	$25,570	$22,461	$3,109	13.8

N/M — Not Meaningful
Service charges on deposit accounts for the first quarter of 2006 were $8.9 million, an increase of $0.6 million or 7.1% from the first quarter of 2005. The increase was largely due to higher overdraft fee income related to revenue enhancement initiatives that were implemented in the first quarter of 2006.
Trust fees for the first quarter of 2006 were $5.0 million, an increase of $0.6 million or 14.3% from the first quarter of 2005. This marks the fourth consecutive quarterly increase in trust fees. The increase was attributable to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Total trust assets under administration of $2.6 billion at March 31, 2006 were essentially unchanged from March 31, 2005.
Mortgage and other loan income for the first quarter of 2006 was $2.0 million, a decrease of $0.4 million or 14.8% from the first quarter of 2005. The decrease reflects the impact of an unfavorable rate environment since the first quarter of 2005.
Brokerage and investment fees for the first quarter of 2006 were $1.5 million, a decrease of $0.1 million or 5.2% from the first quarter of 2005. The decrease was the result of Citizens shifting a large portion of its brokerage fee production from reliance on referrals from the branch network to its Investment Center financial consultants. This change supports Citizens’ strategy of growing low-cost deposits, as the financial consultants increase their focus on attracting funds from new sources outside of Citizens and the branch network continues to improve on providing an enhanced client experience. While the long-term impact is expected to be positive, these changes reduced revenue in the first quarter of 2006 as the financial consultants adjusted their sales process to create new opportunities.
For the first quarter of 2006, all other noninterest income categories, which include ATM network user fees, bankcard fees, fair value change in CD swap derivatives, other income, and investment securities gains (losses), was $8.1 million, an increase of $2.3 million or 40.1% over the first quarter of 2005. The increase over the first quarter of 2005 was primarily the result of the aforementioned $2.9 million gain on the sale of the former downtown Royal Oak, Michigan office, partially offset by the effects of two items received in the first quarter of 2005, specifically, a performance-related penalty received from a third party vendor and a preference payment on Citizens’ membership interest in the PULSE ATM network.
Excluding the effect of the aforementioned $2.9 million gain, Citizens anticipates total noninterest income for the second quarter of 2006 will be consistent with or slightly higher than the first quarter of 2006 due to anticipated increases in deposit service charges and brokerage fees.
Noninterest Expense
Noninterest expense for the first quarter of 2006 was $61.6 million, essentially unchanged from the first quarter of 2005, even though Citizens contributed $1.5 million to its charitable foundation to sustain future giving levels. Increases in occupancy, data processing fees, advertising and public relations expenses, and other expenses over the first quarter of 2005 were offset by decreases in salaries and benefits.
Noninterest Expense

	Three Months Ended
	March 31,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent

Salaries and employee benefits	$32,256	$33,351	$(1,095)	(3.3)%
Occupancy	5,942	5,560	382	6.9
Professional services	4,078	4,199	(121)	(2.9)
Equipment	3,166	3,301	(135)	(4.1)
Data processing services	3,739	3,369	370	11.0
Advertising and public relations	2,034	1,746	288	16.5
Postage and delivery	1,462	1,590	(128)	(8.0)
Telephone	1,464	1,441	23	1.6
Other loan expenses	416	375	41	10.8
Stationery and supplies	727	919	(192)	(20.8)
Intangible asset amortization	725	725	—	—
Other	5,563	4,025	1,538	38.2

Total noninterest expense	$61,572	$60,601	$971	1.6

Salaries and employee benefits for the first quarter of 2006 were $32.3 million, a decrease of $1.1 million or 3.3% from the first quarter of 2005. The decrease was the result of lower incentive expense and postretirement benefits, partially offset by higher salaries due to merit increases awarded in 2005 and higher self-funded hospitalization expenses. Salary costs included $0.7 million in severance for the first quarter of 2006 and $0.9 million for the first quarter of 2005. Citizens adopted Statements of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006, which resulted in an expense of $0.1 million for the quarter. Citizens had 2,119 full-time equivalent employees at March 31, 2006, down from 2,175 at March 31, 2005.
Occupancy costs for the first quarter of 2006 were $5.9 million, an increase of $0.4 million or 6.9% over the first quarter of 2005. The increase was largely the result of higher energy and building depreciation expense related to the new branches opened in Southeast Michigan during 2005, and higher depreciation as a result of the Michigan and Wisconsin re-branding projects which were completed in the first and second quarters of 2005.
Professional services for the first quarter of 2006 were $4.1 million, a decrease of $0.1 million or 2.9% compared with the first quarter of 2005. The first quarter of 2005 included higher legal expense, associated with the fourth quarter 2005 insurance settlement, and higher audit fees, associated with testing internal controls and issuance of the related reports to comply with the requirements of Sarbanes-Oxley Section 404. This decrease was substantially offset by higher consulting expense in the first quarter of 2006 as a result of developing corporate strategies to produce enhanced profitability and revenue momentum.

Advertising and public relations expense for the first quarter of 2006 was $2.0 million, an increase of $0.3 million or 16.5% over the first quarter of 2005. The increase was primarily related to targeted direct mailing campaigns conducted during the first quarter of 2006.
For the first quarter of 2006, all other noninterest expense categories, which include equipment, data processing services, postage and delivery, telephone, other loan expense, stationery and supplies, intangible asset amortization, and other expenses, totaled $17.3 million, an increase of $1.5 million or 9.6% from the first quarter of 2005. The increase was primarily a result of the $1.5 million contribution to Citizens’ charitable foundation and higher data processing services, travel and training expenses, partially offset by lower supplies and stationery expenses and non-credit related losses.
On March 13, 2006, Citizens announced a strategic alliance with PHH Mortgage, a leading provider of private label mortgage services. PHH Mortgage will provide mortgage loan processing, servicing, secondary marketing functions, and other mortgage-related loan services. The alliance is expected to be fully implemented by the end of June 2006. Once fully implemented, Citizens expects the PHH alliance will improve cost-effectiveness, expand product capability and enhance sales execution by increasing opportunities for origination through multiple channels. In connection with this initiative, Citizens expects to reduce its workforce by 27 employees (approximately 1.2% of its workforce). This reduction is expected to result in approximately $0.7 million in severance and other costs for the full year of 2006.
On March 13, 2006, Citizens announced a plan to consolidate the consumer and commercial loan operations groups into a functional, centrally located operation at its Flint, Michigan headquarters. Best practice deployment will lead to an enhanced client experience by improving workflow, efficiency and productivity through standardization and specialization. Full implementation is expected by the end of June 2006. In connection with this initiative, Citizens expects to reduce its workforce by 17 employees (approximately 1.0% of its workforce). This reduction is expected to result in approximately $0.6 million in severance, other process improvement measures, and technology enhancement costs for the full year of 2006.
Excluding the aforementioned contribution to the charitable foundation, Citizens anticipates noninterest expenses for the second quarter of 2006 will be consistent with the first quarter of 2006.
Income Taxes
Income tax provision for the first quarter of 2006 was $7.7 million, an increase of $0.7 million or 10.0% over the first quarter of 2005. The increase was due to higher pre-tax income and higher ongoing state taxes as a result of the April 2005 merger of the Michigan and Wisconsin bank charters.
The effective tax rate was 27.10% for the first quarter of 2006 compared with 25.89% for the first quarter of 2005. The increase was due to higher ongoing state taxes as a result of the April 2005 merger of the Michigan and Wisconsin bank charters.
Citizens anticipates the effective income tax rate for the second quarter of 2006 will be consistent with the first quarter of 2006.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Commercial Banking, Consumer Banking, Wealth Management and Other. For additional information about each line of business, see Note 21 to the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K and Note 10 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Commercial Banking	$9,654	$7,609
Consumer Banking	10,657	9,558
Wealth Management	928	448
Other	(483)	2,465

Net Income	$20,756	$20,080

Commercial Banking
The increase in net income in the three month period ended March 31, 2006 was due to increases in net interest income and noninterest income, along with a decrease in the provision for loan losses, partially offset by higher noninterest expenses. Net interest income increased in the three month period ended March 31, 2006 as a result of higher average commercial loan balances, driven by growth in several traditional Michigan and Wisconsin markets along with the Southeast Michigan market. Higher average time deposit and noninterest bearing deposit balances along with higher spreads on demand deposits due to the rising rate environment also contributed to the increase in net interest income. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as continued improvement in the overall risk of the commercial loan portfolio. Noninterest income increased for the quarter as a result of higher deposit service charges and higher loan commitment fees. The increase in noninterest expense was primarily a result of increased provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit, and higher advertising and marketing costs. These increases were partially offset by lower salary and benefit expenses.
Consumer Banking
Net income increased for the three months ended March 31, 2006 compared to the same period of the prior year due to an increase in noninterest income and reductions in noninterest expense, partially offset by higher provision for loan losses and lower net interest income. Noninterest income increased largely due to the aforementioned $2.9 million gain on sale of the former downtown Royal Oak, Michigan office. Aside from the gain on sale, noninterest income was relatively unchanged, as higher service charges on deposit accounts due to fee enhancement initiatives implemented during the first quarter of 2006 and higher ATM network and bankcard fee income were offset by decreases in mortgage income and brokerage income. The reduction in noninterest expense was largely due to lower salary and benefit expenses, lower equipment related costs, and lower loan processing costs, partially offset by increases in occupancy and advertising expenses. The reduction in net interest income was largely the result of lower spreads on consumer loan products due to continued competitive pressure on rates, partially offset by increased average balances in the indirect and mortgage loan portfolios. The increase in the provision for loan losses was a result of higher net charge-offs for direct and indirect consumer loans, due to an unusually high level of bankruptcy filings in October 2005 prior to the October 17, 2005 effective date of the recent revisions to the federal bankruptcy code.
Wealth Management
The increases in net income for the three month period ended March 31, 2006 was due to increases in net interest income and noninterest income along with a reduction in noninterest expense. Noninterest income increased mainly as a result of higher trust fees, partially offset by the effects of the aforementioned performance-related penalty received from a third party vendor in the first quarter of 2005. Trust fees increased due to stronger financial markets, continued execution of Citizens’ sales management process, and improved pricing discipline, partially offset by attrition. Noninterest expense declined during the first quarter of 2006 due mainly to lower trust losses
Other
Net income decreased for the three month period ended March 31, 2006 compared with the same period of the prior year as a result of lower net interest income, lower noninterest income and higher noninterest expense. The reduction in net interest income was the result of Citizens’ interest rate risk position, an internal profitability methodology and reductions in the investment portfolio, partially offset by the beneficial impact of restructuring the investment portfolio in the fourth quarter of 2005. The internal profitability methodology utilized at Citizens insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest income was due to the effect of the aforementioned preference payment on Citizens’ membership interest in the PULSE ATM network in the first quarter of 2005, lower payouts received from bank owned life insurance policies, and from the change in the market value of swaps hedging brokered certificates of deposit that did not qualify for hedge accounting. These swaps were sold during the first quarter of 2006. All remaining swaps hedging brokered certificates of deposit qualified for hedge accounting treatment as of the end of January 2006. Noninterest expense increased as a result of the aforementioned $1.5 million contribution to Citizens’ charitable foundation, higher data processing expenses and higher severance expenses.
Financial Condition
Citizens’ total assets at March 31, 2006 were $7.7 billion, a decrease of $88.6 million or 1.1% compared with December 31, 2005 and a decrease of $113.4 million or 1.5% from March 31, 2005. Commercial loan growth in several traditional Michigan and Wisconsin markets, along with Southeast Michigan, was partially offset by declines in other markets, resulting in total growth in average commercial loans of $36.3 million or 1.2% over the fourth quarter of 2005 and growth of $155.2 million or 4.0% over the first quarter of 2005. The decrease in total assets from December 31, 2005 was due to a decline in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and a decline in the consumer loan portfolio due to weak consumer demand in most of Citizens’ markets. The decrease in total assets from March 31, 2005 was due to a decline in the investment portfolio, partially offset by growth in the commercial loan portfolio.
Investment Securities and Money Market Investments
Total investments, including interest-bearing deposits with banks, were $1.6 billion at March 31, 2006, a decrease of $26.1 million or 1.6% from December 31, 2005 and a decrease of $279.2 million or 14.7% from March 31, 2005. The decreases were the result of maturing balances not being fully reinvested. Additionally, the decrease includes the effect of restructuring the investment portfolio in the fourth quarter of 2005.
Portfolio Loans
Portfolio loans decreased $24.1 million or 0.4% compared with December 31, 2005 and increased $162.1 million or 3.0% over March 31, 2005. The decrease from the fourth quarter of 2005 was the result of declines in direct and indirect consumer loans, partially offset by increases in commercial, commercial real estate and residential mortgage loans. The increase from March 31, 2005 was the result of growth in commercial and residential mortgage loan portfolios.
Commercial and commercial real estate loans at March 31, 2006 increased $17.4 million or 0.6% from December 31, 2005 to $3.1 billion and increased $167.2 million or 5.7% compared with March 31, 2005. These improvements were a result of the sales management process, new relationships in traditional Michigan and Wisconsin markets, and continued strong growth in the Southeast Michigan market.
Residential mortgage loans at March 31, 2006 increased $9.3 million or 1.7% from December 31, 2005 to $549.1 million and increased $53.2 million or 10.7% compared with March 31, 2005. The increases in the mortgage portfolio were primarily the result of retaining most new adjustable-rate mortgage (ARM) production. Citizens continues to sell most new fixed rate production into the secondary market.
Total consumer loans, which are comprised of direct and indirect loans, were $1.9 billion at March 31, 2006, a decrease of $50.8 million or 2.6% from December 31, 2005 and a decrease of $58.2 million or 2.9% from March 31, 2005. Direct consumer loans declined by $32.8 million or 2.9% from December 31, 2005 and decreased $64.0 million or 5.5% from March 31, 2005. The declines were due to a decrease in historically strong activity where consumers repay their installment loans using home equity loans and weaker consumer demand in Citizens’ markets. Indirect consumer loans declined $18.0 million or 2.1% from December 31, 2005 as a result of a decrease in seasonal interest in indirect products and increased $5.8 million or 0.7% from March 31, 2005 as a result of Citizens’ emphasis on strong relationships with the dealer network.
In recognition of the evolving developments in the automotive sector, Citizens monitors the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens also reviews consumer loan exposure with respect to loans to borrowers who have some level of income reliance from this sector. As a result of these analyses, Citizens has determined that the combined commercial and consumer exposure for this industry is approximately ten percent of the total loan exposure for the Corporation.
Mortgage Loans Held for Sale
Mortgage loans held for sale were $13.4 million at March 31, 2006, a decrease of $2.9 million or 17.6% compared with December 31, 2005 and a decrease of $21.2 million or 61.3% over March 31, 2005. Citizens sells most fixed rate new residential mortgage loan production into the secondary market due to the long-term interest rate risk.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three months ended March 31, 2006 and 2005 is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Allowance for loan losses — beginning of period	$116,400	$122,184
Provision for loan losses	3,000	3,000
Charge-offs	6,233	7,125
Recoveries	2,256	2,886

Net charge-offs	3,977	4,239

Allowance for loan losses — end of period	$115,423	$120,945

Portfolio loans outstanding at period end (1)	$5,591,991	$5,429,842
Average portfolio loans outstanding during period (1)	5,561,305	5,393,043
Allowance for loan losses as a percentage of portfolio loans	2.06%	2.23%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.29	0.32

(1)	Balances exclude mortgage loans held for sale.
Net charge-offs decreased to $4.0 million or 0.29% of average portfolio loans in the first quarter of 2006 compared with $4.2 million or 0.32% of average portfolio loans in the first quarter of 2005. The decrease was due to lower commercial net charge-offs, partially offset by higher direct and indirect consumer net charge-offs. The higher direct and indirect consumer net charge-offs were caused by the unusually high level of bankruptcy filings in October 2005 prior to the October 17, 2005 effective date of the recent revisions to the federal bankruptcy code.
The provision for loan losses was $3.0 million in the first quarter of 2006, equal to the $3.0 million booked in the first quarter of 2005.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2005 Annual Report on Form 10-K.
The allowance for loan losses totaled $115.4 million or 2.06% of loans at March 31, 2006, a decrease of $1.0 million and $5.5 million from December 31, 2005 and March 31, 2005 respectively. At March 31, 2006, the specific allowance allocated to commercial and commercial real estate credits increased to $5.4 million compared with $5.1 million at December 31, 2005. The increase was attributable to a combination of additional small-balance credits being reclassified, partially offset by generally lower risk factors being applied.
The total formula risk allocated allowance increased to $103.7 million as of March 31, 2006, compared with $101.4 million at December 31, 2005. The amount allocated to commercial and commercial real estate loans, including construction loans, increased to $58.5 million at March 31, 2006 compared with $55.2 million at December 31, 2005 due to some increase in the commercial and commercial real estate portfolios and a slight shift in the mix of those portfolios. The risk allocated allowance for residential real estate loans increased to $6.4 million at March 31, 2006 compared with $6.3 million at December 31, 2005, reflecting an increase in portfolio balances. Consumer loans, excluding mortgage loans, decreased to $38.7 million at March 31, 2006 compared with $39.9 million at December 31, 2005, reflecting both lower balances and slightly lower risk factors.
The general valuation allowances decreased to $6.3 million at March 31, 2006 compared with $9.9 million at December 31, 2005. The decrease was the result of continued refinement in the calculation of the automotive industry and indirect consumer factors. The general valuation portion of the allowance is maintained to address the uncertainty of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio and other factors deemed relevant by management’s judgment.
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
Based on seasonal business trends and the overall risk in the loan portfolio as well as expected improvements in consumer loan net charge-offs resulting from fewer bankruptcies, Citizens anticipates net charge-offs and provision expense in the second quarter of 2006 will be lower than the first quarter of 2006.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms and primarily real estate related repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of loss in the future. The table below provides a summary of nonperforming assets as of March 31, 2006, December 31, 2005 and March 31, 2005.
Nonperforming Assets

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Nonperforming Loans
Nonaccrual Commercial:
Commercial	$10,594	$11,880	$12,991
Commercial real estate	5,219	5,068	11,004

Total commercial	15,813	16,948	23,995
Nonaccrual Consumer:
Direct	3,911	4,326	3,474
Indirect	569	2,454	1,025

Total consumer	4,480	6,780	4,499
Nonaccrual Mortgage:	7,396	8,412	8,099

Total nonaccrual loans	27,689	32,140	36,593
Loans 90 days past due and still accruing	547	385	11
Restructured loans	1,844	—	42

Total nonperforming loans	30,080	32,525	36,646
Other Repossessed Assets Acquired (ORAA)	6,397	7,351	7,118

Total nonperforming assets	$36,477	$39,876	$43,764

Nonperforming assets as a percent of portfolio loans plus ORAA(1)	0.65%	0.71%	0.80%
Nonperforming assets as a percent of total assets	0.48	0.51	0.56
Allowance for loan loss as a percent of nonperforming loans	383.72	357.88	330.04
Allowance for loan loss as a percent of nonperforming assets	316.43	291.90	276.36

(1)	Portfolio loans exclude mortgage loans held for sale.

Nonperforming assets totaled $36.5 million at March 31, 2006, a decrease of $3.4 million or 8.5% compared with December 31, 2005 and a decrease of $7.3 million or 16.7% compared with March 31, 2005. The decrease from the fourth quarter of 2005 was due to lower consumer loans as a result of the effects of the higher level of bankruptcy filings in October 2005 prior to the October 17, 2005 effective date of the recent revisions to the federal bankruptcy code and higher consumer net charge-offs in the first quarter of 2006. The decrease from the first quarter of 2005 is primarily the result of the third quarter 2005 sale of nonperforming commercial loans with a balance of $6.7 million. Nonperforming assets at March 31, 2006 represented 0.65% of portfolio loans plus other repossessed assets acquired compared with 0.71% at December 31, 2005 and 0.80% at March 31, 2005. Nonperforming commercial loan inflows decreased to $9.8 million in the first quarter of 2006 compared with $10.6 million in the fourth quarter of 2005 and $11.2 million in the first quarter of 2005 while outflows decreased to $9.1 million for the first quarter of 2006 compared with $13.8 million in the fourth quarter of 2005 and $15.4 million in the first quarter of 2005. Nonperforming assets at March 31, 2006 and December 31, 2005 reflect the sale of nonperforming commercial loans with a balance of $6.7 million during the third quarter of 2005. Nonperforming loans at March 31, 2006 include $1.8 million in restructured commercial loans, which have been reclassified from the commercial subtotal as a result of revising the terms of the notes in an effort to improve collectibility in future periods.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of March 31, 2006, such loans amounted to $156.6 million, or 2.8% of total portfolio loans, compared with $163.7 million, or 2.9% of total portfolio loans at December 31, 2005 and $167.4 million or 3.1% of total portfolio loans as of March 31, 2005. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
Some of the Corporation’s nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
Deposits
Total deposits at March 31, 2006 increased $50.1 million or 0.9% from December 31, 2005 to $5.5 billion and increased $234.5 million or 4.4% from March 31, 2005. Core deposits, which exclude all time deposits, totaled $3.2 billion at March 31, 2006, a decrease of $128.6 million or 3.9% from December 31, 2005 and a decrease of $407.9 million or 11.4% from March 31, 2005. The decreases in core deposits were largely the result of clients migrating their funds into time deposits with higher yields. Time deposits totaled $2.4 billion at March 31, 2006, an increase of $178.8 million or 8.2% compared with December 31, 2005 and an increase of $642.3 million or 37.5% from March 31, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth. The increase from the fourth quarter of 2005 also included the effect of municipalities maintaining higher balances due to the timing of tax receipts. Additionally, the increase in time deposits from March 31, 2005 was partially due to an increase in brokered certificates of deposit, which is one of many wholesale funding alternatives used by Citizens.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At March 31, 2006, Citizens had approximately $328.5 million in brokered deposits, compared to $340.6 million at December 31, 2005 and $153.0 million at March 31, 2005. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits as funding needs change. In addition to brokered deposits, at March 31, 2006 Citizens had approximately $878.5 million of time deposits greater than $100,000, compared to $751.8 million at December 31, 2005 and $639.4 million at March 31, 2005. Time deposits greater than $100,000 consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term borrowed funds at March 31, 2006 totaled $402.6 million, a decrease of $126.6 million or 23.9% from December 31, 2005 and a decrease of $457.5 million or 53.2% compared with March 31, 2005. The decrease in short-term borrowings was the result of deposit growth in the last three quarters of 2005 that continued into the first quarter of 2006.
Long-term debt consists of advances from the FHLB to Citizens’ subsidiary banks and debt issued by the Holding Company. Long-term debt at March 31, 2006 totaled $1.0 billion, a decrease of $3.1 million or 0.3% from December 31, 2005 and an increase of $101.2 million or 11.2% compared with March 31, 2005 as a result of shifting additional funding from short-term to long-term debt.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support further expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of March 31, 2006, December 31, 2005 and March 31, 2005 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	March 31,	December 31,	March 31,
	Required	Capitalized”	2006	2005	2005

Risk based:
Tier 1 capital	4.00%	6.00%	10.09%	9.94%	9.97%
Total capital	8.00	10.00	13.39	13.22	13.32

Tier 1 leverage	4.00	5.00	8.14	7.98	7.83
Shareholders’ equity at March 31, 2006 was $651.5 million, compared with $656.5 million at December 31, 2005 and $645.6 million at March 31, 2005. Book value per common share at March 31, 2006, December 31, 2005, and March 31, 2005 was $15.23, $15.28, and $14.95, respectively. Citizens declared and paid cash dividends of $0.285 per share in the first quarter of 2006, the same as in the fourth quarter of 2005 and the first quarter of 2005. During the first quarter of 2006, the Holding Company repurchased a total of 255,000 shares of its common stock for $6.9 million. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
On April 20, 2006, Citizens announced a dividend increase of 1.8% to $0.29 per share of common stock per quarter beginning with the May 2006 dividend.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2005 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business during the most recent quarter.
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of April 1, 2006, the subsidiary banks are able to pay dividends of $57.6 million to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $75.0 million short-term revolving credit facility with four unaffiliated banks. As of March 31, 2006, there was no outstanding balance under this credit facility. The current facility will mature in August

2006 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of March 31, 2006.
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
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them. Further information on these commitments is presented in Note 12 to the Consolidated Financial Statements in this report. Citizens has sufficient liquidity and capital resources to meet presently known short-term and long-term cash flow requirements.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. The credit ratings for the Holding Company and its banks are typically reviewed annually by Moody Investor Services, Standard and Poor’s, Fitch, and Dominion Bond Rating Service. None of the ratings have changed during the last twelve months. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
Interest Rate Risk
Interest rate risk refers to the risk of loss arising from adverse changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers and entities associated with Citizens’ investments and wholesale funding the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”), which oversees interest rate risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A combination of complementary techniques are used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
Static repricing gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s rate sensitive assets and liabilities into repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing periods based upon historical experience. Repricing for assets includes the effect of expected prepayments on cash flows. Citizens’ static repricing gap as of March 31, 2006 and 2005 is presented in the following table.

Static Repricing Gap

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

March 31, 2006
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,615.4	$231.1	$408.6	$3,255.1	$1,917.1	$419.8	$5,592.0
Mortgage loans held for sale	13.4	—	—	13.4	—	—	13.4
Investment securities	65.7	57.1	240.7	363.5	866.3	383.3	1,613.1
Short-term investments	1.5	—	—	1.5	—	—	1.5

Total	$2,696.0	$288.2	$649.3	$3,633.5	$2,783.4	$803.1	$7,220.0

Rate Sensitive Liabilities
Deposits (3)	$1,712.0	$457.8	$708.0	$2,877.8	$990.9	$755.4	$4,624.1
Other interest bearing liabilities	540.7	55.0	176.9	772.6	479.2	153.8	1,405.6

Total	$2,252.7	$512.8	$884.9	$3,650.4	$1,470.1	$909.2	$6,029.7

Derivatives	$(166.0)	$70.0	$80.0	$(16.0)	$16.0	$—	$—

Period GAP (4)	$277.3	$(154.6)	$(155.6)	$(32.9)	$1,329.3	$(106.1)	$1,190.3
Cumulative GAP	277.3	122.7	(32.9)		1,296.4	1,190.3

March 31, 2005
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,626.3	$217.7	$364.2	$3,208.2	$1,868.9	$352.7	$5,429.8
Mortgage loans held for sale	34.6	—	—	34.6	—	—	34.6
Investment securities	65.6	38.2	86.1	189.9	1,147.4	554.9	1,892.2
Short-term investments	1.6	—	—	1.6	—	—	1.6

Total	$2,728.1	$255.9	$450.3	$3,434.3	$3,016.3	$907.6	$7,358.2

Rate Sensitive Liabilities
Deposits (3)	$1,891.9	$244.9	$397.3	$2,534.1	$1,077.7	$785.9	$4,397.7
Other interest bearing liabilities	1,002.2	—	0.7	1,002.9	579.3	179.8	1,762.0

Total	$2,894.1	$244.9	$398.0	$3,537.0	$1,657.0	$965.7	$6,159.7

Derivatives	$44.0	$(135.0)	$—	$(91.0)	$(104.0)	$195.0	$—

Period GAP (4)	$(122.0)	$(124.0)	$52.3	$(193.7)	$1,255.3	$136.9	$1,198.5
Cumulative GAP	(122.0)	(246.0)	(193.7)		1,061.6	1,198.5

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.1 billion in the less than one year category and $1.2 billion in the over one year category as of March 31, 2006. The same amounts as of March 31, 2005 were $1.5 billion and $1.2 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is rate sensitive assets less rate sensitive liabilities plus the effect of derivatives.
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $32.9 million or 0.4% of total assets as of March 31, 2006, compared with $193.7 million or 2.5% of total assets as of March 31, 2005. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with March 31, 2006 and March 31, 2005, respectively. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next twelve months. These simulations incorporate assumptions regarding prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of March 31, 2006 to evaluate the impact of market rate changes on net interest income over the following twelve months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decline by 0.3% and 0.8%, respectively, from what it would be if rates were to remain at March 31, 2006 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 0.5% and 1.5%, respectively, from what it would be if rates were to remain constant over the entire time period at March 31, 2006 levels. These measurements represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening or inversion of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of March 31, 2006, Citizens had forward commitments to sell mortgage loans of $27.5 million. Further discussion of derivative instruments is included in Note 11 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2005 Annual Report on Form 10-K, except as set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk of this Form 10-Q.
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
PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(a)
January 2006	30,000	28.06	30,000	2,211,200
February 2006	105,000	27.31	105,000	2,106,200
March 2006	120,000	26.17	120,000	1,986,200

Total	255,000	26.86	255,000	1,986,200

(a)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of March 31, 2006, 1,986,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANKING CORPORATION

Date: May 5, 2006	By	/s/ Charles D. Christy
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