Form 10-Q
period 2006-06-30
CITIZENS BANKING CORP
filed 2006-08-04
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common Stock, No Par Value	42,902,996 Shares

Citizens Banking Corporation
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$205,117	$194,748	$163,461
Interest-bearing deposits with banks	1,478	380	1,128
Investment Securities:
Available-for-sale (amortized cost $1,434,595, $1,501,819 and $1,703,232, respectively)
U.S. Treasury and federal agency securities	1,043,773	1,122,306	1,341,398
State and municipal securities	363,095	378,235	379,625
Other securities	1,747	1,456	975
Held-to-maturity:
State and municipal securities (fair value of $94,559, $82,364 and $69,263, respectively)	96,789	82,431	67,813
FHLB and Federal Reserve stock	55,235	55,911	55,143

Total investment securities	1,560,639	1,640,339	1,844,954
Mortgage loans held for sale	18,013	16,252	29,751
Portfolio loans:
Commercial	1,789,583	1,688,079	1,634,924
Commercial real estate	1,443,851	1,402,128	1,334,169
Residential mortgage loans	551,048	539,824	524,735
Direct consumer	1,099,146	1,142,002	1,186,659
Indirect consumer	844,411	844,086	842,741

Total portfolio loans	5,728,039	5,616,119	5,523,228
Less: Allowance for loan losses	(114,560)	(116,400)	(119,967)

Net portfolio loans	5,613,479	5,499,719	5,403,261
Premises and equipment	120,154	121,730	120,353
Goodwill	54,527	54,527	54,527
Other intangible assets	9,684	11,133	12,582
Bank owned life insurance	85,921	84,435	83,183
Other assets	145,158	128,620	112,737

Total assets	$7,814,170	$7,751,883	$7,825,937

Liabilities
Noninterest-bearing deposits	$954,907	$969,074	$927,270
Interest-bearing demand deposits	744,744	891,313	1,008,599
Savings deposits	1,537,098	1,437,024	1,475,220
Time deposits	2,447,820	2,176,428	1,789,649

Total deposits	5,684,569	5,473,839	5,200,738
Federal funds purchased and securities sold under agreements to repurchase	443,651	505,879	930,499
Other short-term borrowings	24,073	23,242	17,952
Other liabilities	78,881	86,351	78,072
Long-term debt	933,124	1,006,109	936,527

Total liabilities	7,164,298	7,095,420	7,163,788
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized - 100,000,000 shares; Issued and outstanding - 42,887,320 at 6/30/06, 42,967,649 at 12/31/05, and 43,280,829 at 6/30/05	78,920	85,526	94,100
Retained earnings	587,494	570,483	555,017
Accumulated other comprehensive income	(16,542)	454	13,032

Total shareholders’ equity	649,872	656,463	662,149

Total liabilities and shareholders’ equity	$7,814,170	$7,751,883	$7,825,937

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Banking Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$98,093	$83,475	$191,544	$162,747
Interest and dividends on investment securities:
Taxable	13,063	14,979	26,674	29,667
Tax-exempt	5,259	5,147	10,576	10,344
Money market investments	1	18	13	27

Total interest income	116,416	103,619	228,807	202,785

Interest Expense
Deposits	35,305	19,122	66,297	37,193
Short-term borrowings	5,395	6,700	9,131	11,141
Long-term debt	9,726	9,018	19,914	17,439

Total interest expense	50,426	34,840	95,342	65,773

Net Interest Income	65,990	68,779	133,465	137,012
Provision for loan losses	1,139	1,396	4,139	4,396

Net interest income after provision for loan losses	64,851	67,383	129,326	132,616

Noninterest Income
Service charges on deposit accounts	9,521	8,822	18,396	17,109
Trust fees	4,972	4,503	10,014	8,915
Mortgage and other loan income	2,106	2,074	4,116	4,434
Brokerage and investment fees	1,703	2,284	3,218	3,883
ATM network user fees	1,018	1,223	2,005	2,096
Bankcard fees	1,129	961	2,186	1,801
Fair value change in CD swap derivatives	—	—	(207)	—
Other	3,242	3,242	9,526	7,326

Total fees and other income	23,691	23,109	49,254	45,564
Investment securities gains	54	37	61	43

Total noninterest income	23,745	23,146	49,315	45,607
Noninterest Expense
Salaries and employee benefits	32,690	32,351	64,946	65,702
Occupancy	5,291	5,685	11,233	11,245
Professional services	3,703	3,726	7,781	7,925
Equipment	3,301	4,937	6,467	8,238
Data processing services	3,714	3,499	7,453	6,868
Advertising and public relations	934	1,820	2,968	3,566
Postage and delivery	1,629	1,520	3,091	3,110
Telephone	1,392	1,465	2,856	2,906
Other loan expenses	1,217	874	1,633	1,249
Stationery and supplies	631	602	1,358	1,521
Intangible asset amortization	724	724	1,449	1,449
Other	4,839	3,787	10,402	7,812

Total noninterest expense	60,065	60,990	121,637	121,591

Income Before Income Taxes	28,531	29,539	57,004	56,632
Income tax provision	7,624	8,974	15,341	15,987

Net Income	$20,907	$20,565	$41,663	$40,645

Net Income Per Common Share:
Basic	$0.49	$0.48	$0.98	$0.94
Diluted	0.49	0.47	0.97	0.93
Cash Dividends Declared Per Common Share	0.290	0.285	0.575	0.570

Average Common Shares Outstanding:
Basic	42,606	43,160	42,694	43,192
Diluted	42,738	43,424	42,839	43,534
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2005	43,240	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income			40,645		40,645
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(5,455)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				493

Other comprehensive income total					(4,962)

Total comprehensive income					35,683
Proceeds from stock options exercised and restricted stock activity	122	2,376			2,376
Net change in deferred compensation, net of tax		124			124
Recognition of stock-based compensation	105		(126)		(126)
Cash dividends declared on common shares — $0.570 per share			(24,630)		(24,630)
Shares acquired for retirement	(186)	(5,580)			(5,580)

Balance — June 30, 2005	43,281	$94,100	$555,017	$13,032	$662,149

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			41,663		41,663
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(17,002)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				6

Other comprehensive income total					(16,996)

Total comprehensive income					24,667
Proceeds from stock options exercised and restricted stock activity	69	1,529			1,529
Recognition of stock-based compensation	185	813			813
Cash dividends declared on common shares — $0.575 per share			(24,652)		(24,652)
Shares acquired for retirement	(335)	(8,948)			(8,948)

Balance — June 30, 2006	42,887	$78,920	$587,494	$(16,542)	$649,872

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2006	2005

Operating Activities:
Net income	$41,663	$40,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,139	4,396
Depreciation and amortization	5,979	7,967
Amortization of goodwill and other intangibles	1,449	1,449
Net amortization on investment securities	604	2,686
Investment securities gains	(61)	(43)
Loans originated for sale	(97,844)	(163,021)
Proceeds from sales of mortgage loans held for sale	97,596	163,787
Net gains from mortgage loan sales	(1,513)	(2,479)
Net loss on sale of other real estate	354	150
Stock-based compensation	813	(2)
Other	(16,088)	2,770

Net cash provided by operating activities	37,091	58,305
Investing Activities:
Net (increase) decrease in money market investments	(1,098)	641
Securities available-for-sale:
Proceeds from sales	113	—
Proceeds from maturities and payments	125,688	222,357
Purchases	(58,396)	(196,008)
Securities held-to-maturity:
Purchases	(14,406)	(13,780)
Net increase in loans and leases	(117,899)	(136,476)
Proceeds from sales of other real estate	2,261	3,570
Net increase in properties and equipment	(4,403)	(10,376)

Net cash used by investing activities	(68,140)	(130,072)
Financing Activities:
Net decrease in demand and savings deposits	(60,662)	(276,358)
Net increase in time deposits	271,392	177,336
Net (decrease) increase in short-term borrowings	(61,397)	223,677
Proceeds from issuance of long-term debt	75,453	200,000
Principal reductions in long-term debt	(151,297)	(215,067)
Cash dividends paid	(24,652)	(24,630)
Proceeds from stock options exercised and restricted stock activity	1,529	2,376
Shares acquired for retirement	(8,948)	(5,580)

Net cash provided by financing activities	41,418	81,754

Net decrease in cash and due from banks	10,369	9,987
Cash and due from banks at beginning of period	194,748	153,474

Cash and due from banks at end of period	$205,117	$163,461

See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Banking Corporation and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2005 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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
Note 2. New Accounting Pronouncements
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Citizens is in the process of evaluating the impact of FIN 48 on its financial condition and results of operation.
FASB Staff Position (FSP) FIN 46(R)-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” In April 2006, the Financial Accounting Standards Board (FASB) issued FIN 46(R)-6, which addresses certain major implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable

Interest Entities.” FIN 46(R)-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). Whether the entity is a variable interest entity, or VIE, which interests are “variable interests” in the entity, and which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. An enterprise shall apply the guidance in FIN 46(R)-6 prospectively to all entities with which that enterprise first becomes involved and to all entities previously required to be analyzed when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Citizens does not anticipate the adoption of FIN 46(R)-6 will have a material impact on its financial condition, results of operation, or liquidity.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	June 30, 2006				December 31, 2005
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	765,619	737,818	210	28,011	825,933	811,898	985	15,020
Other	310,763	305,955	882	5,690	309,681	310,408	2,046	1,319
State and municipal	356,507	363,095	9,151	2,563	364,853	378,235	14,391	1,009
Mortgage and asset-backed	247	247	1	1	280	280	1	1
Other	1,459	1,500	41	—	1,072	1,176	107	3

Total available for sale	$1,434,595	$1,408,615	$10,285	$36,265	$1,501,819	$1,501,997	$17,530	$17,352

Held to Maturity:
State and municipal
Total held to maturity	$96,789	$94,559	$90	$2,320	$82,431	$82,364	$590	$657

Other Investment Securities:
FHLB and Fed Reserve stock
Total Other Securities	$55,235	$55,235	$—	$—	$55,911	$55,911	$—	$—

Securities with unrealized losses, segregated by length of impairment, as of June 30, 2006 and December 31, 2005 are displayed in the following tables.

As of June 30, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	130,218	2,342	582,249	25,669	712,467	28,011
Other	212,222	3,391	58,316	2,299	270,538	5,690
State and municipal	41,945	1,542	22,562	1,021	64,507	2,563
Mortgage and asset-backed	—	—	98	1	98	1
Other	—	—	—	—	—	—

Total available for sale	384,385	7,275	663,225	28,990	1,047,610	36,265

Held to Maturity:
State and municipal	63,825	1,730	14,871	590	78,696	2,320

Total held to maturity	63,825	1,730	14,871	590	78,696	2,320

Total	$448,210	$9,005	$678,096	$29,580	$1,126,306	$38,585

As of December 31, 2005

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	320,048	3,669	440,599	11,351	760,647	15,020
Other	173,266	1,319	—	—	173,266	1,319
State and municipal	36,539	658	10,046	351	46,585	1,009
Mortgage and asset-backed	197	1	—	—	197	1
Other	—	—	6	3	6	3

Total available for sale	530,050	5,647	450,651	11,705	980,701	17,352

Held to Maturity:
State and municipal	41,471	544	3,660	113	45,131	657

Total held to maturity	41,471	544	3,660	113	45,131	657

Total	$571,521	$6,191	$454,311	$11,818	$1,025,832	$18,009

The unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or re-pricing date or if valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining Citizens’ intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.
Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and six months ended June 30, 2006 and 2005 is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Allowance for loan losses — beginning of period	$115,423	$120,945	$116,400	$122,184
Provision for loan losses	1,139	1,396	4,139	4,396
Charge-offs:
Commercial	854	2,722	1,775	5,185
Commercial real estate	606	200	1,223	878

Total commercial	1,460	2,922	2,998	6,063
Residential mortgage	305	127	502	451
Direct consumer	1,216	1,227	2,885	2,651
Indirect consumer	1,575	1,534	4,404	3,770

Charge-offs	4,556	5,810	10,789	12,935
Recoveries:
Commercial	1,001	2,117	2,176	3,279
Commercial real estate	485	227	564	934

Total commercial	1,486	2,344	2,740	4,213
Residential mortgage	48	—	102	—
Direct consumer	332	377	618	720
Indirect consumer	688	715	1,350	1,389

Recoveries	2,554	3,436	4,810	6,322

Net charge-offs	2,002	2,374	5,979	6,613

Allowance for loan losses — end of period	$114,560	$119,967	$114,560	$119,967

Nonperforming loans totaled $27.3 million at June 30, 2006, a decrease of $5.1 million or 15.7% from December 31, 2005 and a decrease of $14.9 million or 35.4% from June 30, 2005. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at June 30, 2006, December 31, 2005 and June 30, 2005 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005	2006	2005	2005

Balances -
Impaired loans with valuation reserve	$13,649	$7,989	$16,876	$6,093	$5,059	$9,269
Impaired loans with no valuation reserve	526	908	2,001	—	—	—

Total impaired loans	$14,175	$8,897	$18,877	$6,093	$5,059	$9,269

Impaired loans on nonaccrual basis	$3,884	$4,728	$7,403	$2,220	$2,747	$4,043
Impaired loans on accrual basis	10,291	4,169	11,474	3,873	2,312	5,226

Total impaired loans	$14,175	$8,897	$18,877	$6,093	$5,059	$9,269

The average balance of impaired loans for the three months ended June 30, 2006 was $14.9 million and $28.5 million for the three months ended June 30, 2005. Interest income recognized on impaired loans during the second quarter of 2006 was $0.2 million compared with $0.2 million for the same period of 2005. Cash collected and applied to outstanding principal during both the second quarter of 2006 and 2005 was immaterial.
Note 5. Long-term Debt
The components of long-term debt as of June 30, 2006, December 31, 2005 and June 30, 2005 are presented below.

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Citizens (Parent only):
Subordinated debt:
Notes maturing February 2013	$117,456	$120,852	$125,621
Deferrable interest debenture maturing June 2033	25,774	25,774	25,774
Subsidiaries:
Federal Home Loan Bank advances	789,441	859,483	785,125
Other borrowed funds	453	—	7

Total long-term debt	$933,124	$1,006,109	$936,527

Note 6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and six month periods ended June 30, 2006 and 2005 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Balance at beginning of period	$(7,777)	$3,740	$454	$17,994
Net unrealized (loss) gain on securities for the quarter, net of tax effect of $(4,657) in 2006 and $5,300 in 2005	(8,648)	9,844
Less: Reclassification adjustment for net gains (losses) on securities included in net income for the quarter, net of tax effect of $(19) in 2006 and $(13) in 2005	(35)	(24)
Net unrealized loss on securities for the period, net of tax effect of $(9,134) in 2006 and $(2,923) in 2005			(16,963)	(5,427)

Less: Reclassification adjustment for net (gains) losses included in net income for the period, net of tax effect of $(21) in 2006 and $(15) in 2005			(39)	(28)

Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of $44 in 2006 and $284 in 2005	(82)	(528)
Net change in unrealized gain on cash flow hedges for the period, net of tax effect of $4 in 2006 and $(265) in 2005			6	493

Accumulated other comprehensive income, net of tax	$(16,542)	$13,032	$(16,542)	$13,032

Note 7. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$20,907	$20,565	$41,663	$40,645

Denominator:
Basic earnings per share — weighted average shares	42,606	43,160	42,694	43,192
Effect of dilutive securities — potential conversion of employee stock options	132	264	144	343

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	42,738	43,424	42,839	43,535

Basic earnings per share	$0.49	$0.48	$0.98	$0.94

Diluted earnings per share	$0.49	$0.47	$0.97	$0.93

Note 8. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At June 30, 2006, Citizens had 3,810,630 shares of common stock reserved for future issuance under our current plan.
In 2005, as an enhancement to the current compensation program, Citizens began awarding a combination of stock options and restricted stock. Options expire ten years from the date of grant. For shares issued in 2005, restrictions on nonvested stock generally lapse on the third anniversary of the grant date. Beginning in 2006, restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Canceled and expired options become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
On January 1, 2006, Citizens adopted the provisions of SFAS 123R, requiring Citizens to recognize expense related to the fair value of its stock-based compensation awards. Citizens elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this method, Citizens is required to recognize compensation cost for share-based payments using their fair value at grant date. Stock-based compensation is included in salary expense for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. Stock-based compensation expense for all awards granted subsequent to the adoption of SFAS 123R was based on the fair value at grant-date, estimated in accordance with the provisions of the statement. Citizens recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. As a result of the adoption of SFAS 123R, $0.1 and $0.2 million of additional stock-based compensation expense was recognized for the three and six months ended June 30, 2006 respectively, with less than $0.01 per share impact to basic and dilutive earnings per share.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:

Analysis of Stock-Based Compensation Expense

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2006	2005	2005

Stock Option Compensation	$15	$35	$(126)	$(126)
Restricted Stock Compensation	389	778	94	124

Stock-based compensation expense before income taxes	404	813	(32)	(2)
Income tax benefit	(141)	(285)	11	1

Total stock-based compensation expense after income taxes	$263	$528	$(21)	$(1)

The 2005 stock option compensation includes an adjustment to more appropriately reflect the intrinsic value related to the early vesting of stock options.
Cash proceeds from the exercise of stock options were $0.3 million and $1.4 million for the three and six months ended June 30, 2006, respectively and $2.0 million and $2.4 million for the three and six months ended June 30, 2005, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows on the Consolidated Statement of Cash Flows.
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
The following table illustrates the effect on net income and net income per common share as if Citizens had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
(in thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$20,565	$40,645
Less pro forma expense related to options granted	(2,210)	(2,715)

Pro forma Net Income	$18,355	$37,930

Net income per share
Basic — as reported	$0.48	$0.94
Basic — pro forma	0.43	0.88
Diluted — as reported	0.47	0.93
Diluted — pro forma	0.42	0.87
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and June 30, 2005, respectively. There were no stock options granted during the three or six month period ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted Average Assumptions	2006	2005	2006	2005

Dividend yield	—	3.5%	—	3.5%
Expected volatility	—	26.7%	—	26.9%
Risk-free interest rate	—	3.76%	—	3.77%
Expected lives	—	1 yr	—	2 yrs
The dividend yield computation is based on historical payments and the related yield. The expected volatility computation is based on historical volatility. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant and the rates used ranged from 3.64% to 4.13%. The expected life computation is based on historical exercise patterns.
Stock option activity for the six months ended June 30, 2006, is as follows:

	Options
		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2005	3,917,891	$27.91
Granted	—	—
Exercised	(69,232)	19.82
Forfeitures or Expirations	(39,595)	32.18

Outstanding at June 30, 2006	3,809,064	$28.02	5.8 yrs	$2,471,499

Exercisable	3,798,924	$28.01	5.8 yrs	$2,471,499

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on June 30, 2006 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.1 million and $0.5 million, respectively. The fair value of options vested was less than $0.1 million for the three and six month periods ended June 30, 2006.
As of June 30, 2006, $6.8 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2006.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2005	129,180	$27.19
Granted	185,669	24.16
Vested	(4,755)	32.79
Forfeited	(724)	29.02

Restricted stock at June 30, 2006	309,370	$26.01

Included in the restricted shares granted during the six-months ended June 30, 2006 were the annual awards to directors and certain officers totaling 180,122 shares, which were awarded on June 28, 2006. The expense related to this grant was less than $0.1 million for both the three and six month periods. The total fair value of shares vested during the six months ended June 30, 2006 was $0.1 million.
Note 9. Pension Benefit Cost
The components of pension expense for the three and six months ended June 30, 2006 and 2005 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Defined Benefit Pension Plans
Service cost	$1,282	$1,213	$2,472	$2,411
Interest cost	1,427	1,300	2,798	2,612
Expected return on plan assets	(1,890)	(1,757)	(3,780)	(3,514)
Amortization of unrecognized:
Net transition asset	—	(1)	—	(3)
Prior service cost	48	49	95	99
Net actuarial loss	305	301	596	601

Net pension cost	$1,172	$1,105	$2,181	$2,206

Citizens expects to contribute approximately $0.5 million to the nonqualified supplemental benefit plans during 2006. As of June 30, 2006, $0.2 million of contributions have been made. Citizens anticipates that an additional $0.3 million of contributions will be made during the next two quarters of 2006. Financial market returns affect current and future contributions.
Note 10. Lines of Business Information
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. Selected line of business segment information, as adjusted, for the three and six months ended June 30, 2006 and 2005 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2006

Net interest income (taxable equivalent)	$30,413	$35,597	$310	$3,053	$69,373
Provision for loan losses	(842)	1,981	—	—	1,139

Net interest income after provision	31,255	33,616	310	3,053	68,234
Noninterest income	3,528	11,849	6,812	1,556	23,745
Noninterest expense	17,630	31,684	5,960	4,791	60,065

Income before income taxes	17,153	13,781	1,162	(182)	31,914
Income tax expense (taxable equivalent)	6,041	4,773	411	(218)	11,007

Net income	$11,112	$9,008	$751	$36	$20,907

Average assets (in millions)	$3,046	$2,589	$31	$2,005	$7,671

Earnings Summary — Three Months Ended June 30, 2005 (1)

Net interest income (taxable equivalent)	$29,972	$37,822	$222	$4,086	$72,102
Provision for loan losses	2,195	(796)	(3)	—	1,396

Net interest income after provision	27,777	38,618	225	4,086	70,706
Noninterest income	3,053	12,283	6,458	1,352	23,146
Noninterest expense	17,288	33,391	5,822	4,489	60,990

Income before income taxes	13,542	17,510	861	949	32,862
Income tax expense (taxable equivalent)	4,743	6,129	307	1,118	12,297

Net income	$8,799	$11,381	$554	$(169)	$20,565

Average assets (in millions)	$2,913	$2,589	$23	$2,282	$7,807

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2006

Net interest income (taxable equivalent)	$61,353	$71,169	$639	$7,103	$140,264
Provision for loan losses	346	3,793	—	—	4,139

Net interest income after provision	61,007	67,376	639	7,103	136,125
Noninterest income	6,994	26,015	13,602	2,704	49,315
Noninterest expense	35,685	63,517	11,585	10,850	121,637

Income before income taxes	32,316	29,874	2,656	(1,043)	63,803
Income tax expense (taxable equivalent)	11,384	10,411	939	(594)	22,140

Net income	$20,932	$19,463	$1,717	$(449)	$41,663

Average assets (in millions)	$3,026	$2,590	$29	$2,017	$7,662

Earnings Summary — Six Months Ended June 30, 2005 (1)

Net interest income (taxable equivalent)	$58,618	$75,135	$432	$9,504	$143,689
Provision for loan losses	3,948	453	(5)	—	4,396

Net interest income after provision	54,670	74,682	437	9,504	139,293
Noninterest income	6,110	23,764	12,762	2,971	45,607
Noninterest expense	35,197	66,564	11,590	8,240	121,591

Income before income taxes	25,583	31,882	1,609	4,235	63,309
Income tax expense (taxable equivalent)	8,993	11,160	572	1,939	22,664

Net income	$16,590	$20,722	$1,037	$2,296	$40,645

Average assets (in millions)	$2,885	$2,579	$23	$2,281	$7,768

(1)	Certain amounts have been reclassified to conform to current year presentation.

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
Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the noninterest income section of the income statement.
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
Derivative Financial Instruments:

	June 30, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed swaps	$270,000	$(1,490)	$530,000	$(7,429)
Pay fixed swaps	104,000	2,496	124,000	2,486
Customer initiated swaps and corresponding offsets	329,008	—	233,104	—
Interest rate lock commitments	21,406	26	17,897	37
Forward mortgage loan contracts	19,650	104	22,000	(66)

Total	$744,064	$1,136	$927,001	$(4,972)

Derivative Classifications and Hedging Relationships:

	June 30, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$104,000	$2,496	$124,000	$2,486
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	170,000	(325)	25,000	(10)
Hedging long-term debt	100,000	(1,165)	225,000	(3,815)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	280,000	(3,604)
Customer initiated swaps	329,008	—	233,104	—

Total	$703,008	$1,006	$887,104	$(4,943)

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
Amounts available to clients under loan commitments and standby letters of credit follow:

	June 30,	December 31,
(in thousands)	2006	2005

Loan commitments and letters of credit:
Commitments to extend credit	$1,635,533	$1,762,259
Financial standby letters of credit	42,670	44,739
Performance standby letters of credit	16,023	11,557
Commercial letters of credit	217,518	223,269

Total loan commitments and letters of credit	$1,911,744	$2,041,824

At June 30, 2006 and December 31, 2005, a liability of $2.9 million and $3.0 million, respectively, was recorded for possible losses on commitments to extend credit. As of June 30, 2006 and December 31, 2005, in accordance with FIN 45, a liability of $0.3 million and $0.2 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 13. Pending Transaction
On June 27, 2006, Citizens Banking Corporation and Republic Bancorp (NASDAQ symbol RBNC) announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp in a transaction valued at approximately $1.048 billion in stock and cash. The transaction is projected to close in the fourth quarter of 2006, subject to regulatory and shareholder approvals. Based on June 30, 2006 information, Citizens Republic Bancorp will have $14.2 billion in assets, $8.7 billion in deposits, $2.6 billion in trust assets under administration, and 273 branches and loan production offices in five Midwest states.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Summary of Operations (thousands)
Interest income	$116,416	$112,391	$111,958	$108,506	$103,619
Net interest income	65,990	67,475	69,095	69,642	68,779
Provision for loan losses (1)	1,139	3,000	(7,287)	4,000	1,396
Total fees and other income (2)	23,691	25,563	19,930	23,941	23,109
Investment securities gains (losses) (3)	54	7	(8,970)	—	37
Noninterest expense (4)	60,065	61,572	60,901	60,550	60,990
Income tax provision	7,624	7,717	7,553	8,041	8,974
Net income	20,907	20,756	18,888	20,992	20,565
Taxable equivalent adjustment	3,383	3,416	3,432	3,284	3,324
Cash dividends	12,393	12,259	12,269	12,412	12,304

Per Common Share Data
Basic net income	$0.49	$0.49	$0.44	$0.49	$0.48
Diluted net income	0.49	0.48	0.44	0.48	0.47
Cash dividends	0.290	0.285	0.285	0.285	0.285
Market value (end of period)	24.41	26.85	27.75	28.40	30.22
Book value (end of period)	15.15	15.23	15.28	15.21	15.31

At Period End (millions)
Assets	$7,814	$7,663	$7,752	$7,851	$7,826
Portfolio loans	5,728	5,592	5,616	5,569	5,523
Deposits	5,685	5,524	5,474	5,226	5,201
Shareholders’ equity	650	652	656	655	662

Average for the Quarter (millions)
Assets	$7,671	$7,654	$7,754	$7,821	$7,807
Portfolio loans	5,610	5,561	5,575	5,531	5,472
Deposits	5,560	5,513	5,305	5,239	5,254
Shareholders’ equity	647	655	654	655	654

Ratios (annualized)
Return on average assets	1.09%	1.10%	0.97%	1.06%	1.06%
Return on average shareholders’ equity	12.96	12.86	11.46	12.71	12.62
Net interest margin (FTE) (5)	3.84	3.97	3.95	3.93	3.92
Efficiency ratio (6)	64.54	63.84	65.87	62.51	64.06
Net loans charged off to average portfolio loans (1)	0.14	0.29	(0.36)	0.38	0.17
Allowance for loan losses to portfolio loans	2.00	2.06	2.07	2.13	2.17
Nonperforming assets to portfolio loans plus ORAA (end of period)	0.61	0.65	0.71	0.76	0.89
Nonperforming assets to total assets (end of period)	0.44	0.48	0.51	0.54	0.63
Average equity to average assets	8.44	8.55	8.43	8.38	8.37
Leverage ratio	8.21	8.14	7.98	7.86	7.85
Tier 1 capital ratio	9.96	10.09	9.94	9.91	10.00
Total capital ratio	13.20	13.39	13.22	13.20	13.31

(1)	The provision for loan losses and net loans charged off during the fourth quarter of 2005 reflect an insurance settlement of $9.1 million accounted for as a loan loss recovery.

(2)	Total fees and other income includes a cumulative charge of $3.6 million on swaps related to brokered certificates during the fourth quarter of 2005 and a $2.9 million gain on the sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.

(3)	Investment securities gains (losses) includes a net loss of $9.0 million on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005.

(4)	Noninterest expense includes a contribution to Citizens charitable foundation of $1.5 million during the first quarter of 2006.

(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(6)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for the three and six month periods ended June 30, 2006. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2005 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2005 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer solely to Citizens Banking Corporation.
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
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations, including those associated with the pending merger with Republic Bancorp, could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation, by-laws and shareholder rights agreement, as well as certain banking laws, may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 2 to the audited Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2005 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies since the most recent fiscal year end.
Citizens Republic Bancorp
On June 27, 2006, Citizens Banking Corporation and Republic Bancorp (NASDAQ symbol RBNC) announced that they have agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp (“Citizens Republic”) in a transaction valued at approximately $1.048 billion in stock and cash. The transaction is projected to close in the fourth quarter of 2006, subject to regulatory and shareholder approvals. Based on June 30, 2006 information, Citizens Republic Bancorp will have $14.2 billion in assets, $8.7 billion in deposits, $2.6 billion in trust assets under administration, and 273 branches and loan production offices in five Midwest states.
As part of the transaction, management plans to improve the interest rate risk and credit risk positions at Citizens Republic by selling approximately $1 billion in mortgage loans and securities, liquidating $1 billion in wholesale funding, and recording

$20 million of credit-related adjustments. These estimated improvements are based on the current economic and interest rate environment and may change prior to completion of the merger and the restructuring. Additional actions are planned to improve the revenue and deposit mix of the new entity by adding enhanced loan and deposit product capabilities and leveraging the expanded branch network to increase lower-cost core deposits. Shareholders of the new entity are expected to receive dividends of $1.16 per share annually, which is consistent with Citizens’ current policy, subject to prevailing business conditions, applicable legal and regulatory restrictions on dividends, and the availability of capital resources. The complementary strengths of the two companies are expected to generate significant revenue opportunities. These enhancements are not included in the financial assumptions for the transaction but are expected to further improve operating results and key financial ratios.
The transaction is expected to improve financial returns by utilizing existing operating capacity to improve efficiency. Annual cost savings of approximately $28 million, or 9% of the combined expense base, are expected following the completion of the transaction, of which 70% are projected for 2007 and 100% for 2008 and thereafter. Citizens Republic anticipates approximately $87 million in pre-tax restructuring costs, comprised of personnel, facilities/branch, systems and other expenses. Branch divestitures, if required after regulatory review, and system conversions are expected to occur in the first quarter of 2007. These estimates are based on assumptions made during the due diligence process and may change prior to completion of the merger as a result of obtaining more detailed information while developing the integration plan.
The transaction with Republic Bancorp is expected to have a significant impact on Citizens’ financial position, results of operations, and future cash flows. The full impact is not yet known, given the uncertainties around the timing of the consummation of the transaction, and the impact of potential operational and financial initiatives that have not yet been finalized. Unless otherwise noted, forward looking information regarding results of operations excludes the impact of the transaction.
Results of Operations
Summary
Citizens earned net income of $20.9 million for the three months ended June 30, 2006. This represents an increase of $0.3 million or 1.7% over the second quarter of 2005 net income of $20.6 million. Diluted net income per share was $0.49, an increase of 4.3% over the same quarter of last year. Annualized returns on average assets and average equity during the second quarter of 2006 were 1.09% and 12.96%, respectively, compared with 1.06% and 12.62% for the second quarter of 2005.
Net income for the first six months of 2006 totaled $41.7 million or $0.97 per diluted share, which represents an increase in net income of $1.0 million or 2.5% and $0.04 or 4.3% per diluted share over the same period of 2005.
Results for the second quarter of 2006 reflect another quarter of earnings growth in a challenging interest rate environment. Improvements in the provision for loan losses, noninterest income, noninterest expense, and income tax provision over the second quarter of 2005 were substantially offset by lower net interest income. The effects of a flattened yield curve are expected to place continued pressure on net interest margin, which Citizens will try to mitigate by continuing to grow earning assets.
Citizens’ total assets at June 30, 2006 were $7.8 billion, an increase of $62.3 million or 0.8% compared with December 31, 2005 and essentially unchanged from June 30, 2005. Total portfolio loans increased $111.9 million or 2.0% over December 31, 2005 and $204.8 million or 3.7% over June 30, 2005. When compared with both prior periods, the increase in total portfolio loans was partially offset by declines in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and declines in the direct consumer loan portfolio due to weak consumer demand in most of Citizens’ markets.
Total deposits at June 30, 2006 increased $210.7 million or 3.9% from December 31, 2005 to $5.7 billion and increased $483.8 million or 9.3% from June 30, 2005. Core deposits, which exclude all time deposits, totaled $3.2 billion at June 30, 2006, a decrease of $60.7 million or 1.8% from December 31, 2005 and a decrease of $174.3 million or 5.1% from June 30, 2005. The decreases in core deposits were largely the result of clients migrating their funds from lower cost savings and transaction accounts into other savings and time deposits with higher yields. Time deposits totaled $2.4 billion at June 30, 2006, an increase of $271.4 million or 12.5% compared with December 31, 2005 and an increase of $658.2 million or 36.8% from June 30, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth. Additionally, the increase in time deposits from June 30, 2005 was partially due to an additional $148.8 million in brokered certificates of deposit, primarily added in the fourth quarter of 2005, which is one of many wholesale funding alternatives used by Citizens.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2006 and 2005 is presented below.

Average Balances/Net Interest Income/Average Rates

	2006			2005
Three Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,373	$1	0.45	$3,209	$18	2.28
Investment securities (3):
Taxable	1,158,939	13,063	4.51	1,436,384	14,979	4.17
Tax-exempt	447,476	5,259	7.23	421,144	5,147	7.52
Mortgage loans held for sale	21,680	301	5.54	38,478	538	5.59
Portfolio Loans (4):
Commercial	1,704,447	30,328	7.26	1,640,287	23,609	5.90
Commercial real estate	1,426,911	25,337	7.13	1,320,077	20,654	6.28
Residential mortgage loans	544,526	7,836	5.76	499,425	7,037	5.64
Direct consumer	1,103,024	20,602	7.49	1,181,656	18,129	6.15
Indirect consumer	831,012	13,689	6.61	830,330	13,508	6.53

Total portfolio loans	5,609,920	97,792	7.03	5,471,775	82,937	6.12

Total earning assets (3)	7,239,388	116,416	6.63	7,370,990	103,619	5.81
Nonearning Assets
Cash and due from banks	157,670			152,838
Bank premises and equipment	120,650			121,863
Investment security fair value adjustment	(18,523)			15,326
Other nonearning assets	287,048			266,932
Allowance for loan losses	(115,274)			(120,560)

Total assets	$7,670,959			$7,807,389

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$789,168	$1,273	0.65	$1,071,211	$1,800	0.67
Savings deposits	1,471,803	9,457	2.58	1,512,212	4,809	1.28
Time deposits	2,386,346	24,575	4.13	1,742,621	12,513	2.88
Short-term borrowings	487,549	5,395	4.44	890,444	6,700	3.02
Long-term debt	895,056	9,726	4.36	925,817	9,018	3.91

Total interest-bearing liabilities	6,029,922	50,426	3.35	6,142,305	34,840	2.27
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	913,181			927,566
Other liabilities	80,727			83,828
Shareholders’ equity	647,129			653,690

Total liabilities and shareholders’ equity	$7,670,959			$7,807,389

Net Interest Income		$65,990			$68,779

Interest Spread (5)			3.28%			3.54%
Contribution of noninterest bearing sources of funds			0.56			0.38

Net Interest Margin (5)(6)			3.84%			3.92%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.4 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2006			2005
Six Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,528	$13	1.75	$2,508	$27	2.18
Investment securities (3):
Taxable	1,170,105	26,674	4.56	1,436,036	29,667	4.13
Tax-exempt	447,069	10,576	7.28	421,038	10,344	7.56
Mortgage loans held for sale	19,090	532	5.58	34,929	968	5.54
Portfolio Loans (4):
Commercial	1,675,832	58,311	7.14	1,627,864	45,450	5.76
Commercial real estate	1,421,089	49,322	7.00	1,305,932	40,013	6.18
Residential mortgage loans	542,966	15,501	5.71	498,679	13,850	5.55
Direct consumer	1,113,643	40,613	7.35	1,174,813	35,492	6.09
Indirect consumer	832,217	27,265	6.61	825,338	26,974	6.59

Total portfolio loans	5,585,747	191,012	6.93	5,432,626	161,779	6.04

Total earning assets (3)	7,223,539	228,807	6.56	7,327,137	202,785	5.75
Nonearning Assets
Cash and due from banks	161,767			155,502
Bank premises and equipment	120,997			121,385
Investment security fair value adjustment	(10,956)			17,140
Other nonearning assets	282,822			267,891
Allowance for loan losses	(115,710)			(120,912)

Total assets	$7,662,459			$7,768,143

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$823,032	$2,635	0.65	$1,111,998	$3,802	0.69
Savings deposits	1,460,399	17,430	2.41	1,568,907	9,901	1.27
Time deposits	2,334,424	46,232	3.99	1,702,868	23,490	2.78
Short-term borrowings	439,197	9,131	4.19	804,684	11,141	2.79
Long-term debt	949,698	19,914	4.22	926,653	17,439	3.79

Total interest-bearing liabilities	6,006,750	95,342	3.20	6,115,110	65,773	2.17
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	918,952			917,148
Other liabilities	85,909			84,294
Shareholders’ equity	650,848			651,591

Total liabilities and shareholders’ equity	$7,662,459			$7,768,143

Net Interest Income		$133,465			$37,012

Interest Spread (5)			3.36%			3.58%
Contribution of noninterest bearing sources of funds			0.54			0.36

Net Interest Margin (5)(6)			3.90%			3.94%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6.8 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
Net interest income was $66.0 million in the second quarter of 2006, down from $68.8 million in the same quarter of 2005. The decrease in net interest income resulted from a decline in the net interest margin and lower average earning assets of $131.6 million. The decline in average earning assets resulted from a $251.1 million reduction in the investment portfolio, a $78.0 million decrease in the consumer loan portfolio, and a $16.8 million reduction in mortgage loans held for sale, partially offset by growth of $171.0 million in the commercial and commercial real estate loan portfolios and growth of $45.1 million in the residential mortgage portfolio. For the six months ended June 30, 2006, net interest income was $133.5 million, compared with $137.0 million for the same period of 2005. The decrease was due to a lower net interest margin and a decrease in average earning assets of $103.6 million. The decline in average earning assets resulted from a $239.9 million reduction in the investment portfolio, a $54.3 million decrease in the consumer loan portfolio, and a $15.8 million reduction in mortgage loans held for sale, partially offset by growth of $163.1 million in the commercial and commercial real estate loan portfolios and growth of $44.3 million in the residential mortgage portfolio. The decreases in the investment portfolio were the result of the fourth quarter of 2005 restructuring and maturing balances not being fully reinvested.
Net interest margin was 3.84% for the second quarter of 2006 compared with 3.92% for the second quarter of 2005. For the six months ended June 30, 2006, net interest margin declined to 3.90% compared with 3.94% for the same period of 2005. The decreases were due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, the repricing of $120.0 million of lower rate wholesale funding in the second quarter of 2006, and continued pricing pressure on loans, partially offset by the effects of the fourth quarter of 2005 investment portfolio restructuring and a shift in asset mix from investment securities to higher yielding commercial loans.
The table below shows the effect of changes in average balances (“volume”) and yield (“rate”) on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2006 compared with 2005	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	(17)	(10)	(7)	(14)	(5)	(9)
Investment securities:
Taxable	(1,916)	1,142	(3,058)	(2,993)	2,866	(5,859)
Tax-exempt	112	(202)	314	232	(393)	625
Mortgage loans held for sale	(237)	(4)	(233)	(436)	5	(441)
Loans:
Commercial	6,719	5,765	954	12,861	11,486	1,375
Commercial real estate	4,683	2,927	1,756	9,309	5,594	3,715
Residential mortgage loans	799	153	646	1,651	395	1,256
Direct consumer	2,473	3,741	(1,268)	5,121	7,046	(1,925)
Indirect consumer	181	170	11	291	66	225

Total portfolio loans	14,855	12,756	2,099	29,233	24,587	4,646

Total	12,797	13,682	(885)	26,022	27,060	(1,038)

Interest Expense:
Deposits:
Interest-bearing demand	(527)	(70)	(457)	(1,167)	(229)	(938)
Savings	4,648	4,780	(132)	7,529	8,258	(729)
Time	12,062	6,517	5,545	22,742	12,285	10,457
Short-term borrowings	(1,305)	2,426	(3,731)	(2,010)	4,256	(6,266)
Long-term debt	708	1,015	(307)	2,475	2,032	443

Total	15,586	14,668	918	29,569	26,602	2,967

Net Interest Income	$(2,789)	$(986)	$(1,803)	$(3,547)	$458	$(4,005)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income of $2.8 million for the three months ended June 30, 2006 compared with the same period of 2005 reflects rate and volume variances which were unfavorable in the aggregate.
Unfavorable volume variances in the investments, mortgage loans held for sale and direct consumer loan portfolios were partially offset by growth in the commercial, commercial real estate, residential mortgage, and tax-exempt investment portfolios. Unfavorable volume variances in the investment portfolio were the result of the fourth quarter of 2005 restructuring and maturing balances not being fully reinvested. An unfavorable volume variance in time deposits was partially offset by favorable volume variances in interest-bearing demand, savings, short-term borrowings, and long-term debt. The variances were the result of customers migrating their funds from lower yielding deposit products into higher yielding time deposits in response to increases in short and intermediate term interest rates. The favorable volume variances in short-term borrowings and long-term debt were the result of reduced funding needs driven by declines in investment securities balances.
Unfavorable rate variances on liabilities were partially offset by favorable rate variances on assets. The unfavorable rate variance for tax-exempt investment securities was the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates. The favorable rate variance for taxable investment securities was the result of the fourth quarter of 2005 portfolio restructuring. Favorable rate variances on the remaining asset categories and unfavorable rate variances on liabilities were the result of increases in short and intermediate term market interest rates.
The decrease in net interest income of $3.5 million for the six months ended June 30, 2006 reflects volume variances which were unfavorable in the aggregate and rate variances which were favorable in the aggregate.
Unfavorable volume variances in the taxable investments, mortgage loans held for sale and direct consumer loan portfolios were partially offset by growth in the commercial, commercial real estate, residential mortgage, and tax-exempt investment portfolios. Unfavorable volume variances in the investment portfolio were the result of the fourth quarter of 2005 restructuring and maturing balances not being fully reinvested. Unfavorable volume variances in time deposits and long-term debt were partially offset by favorable volume variances in interest-bearing demand, savings, and short-term borrowings. The variances were the result of customers migrating their funds from lower yielding deposit products into higher yielding time deposits in response to increases in short and intermediate term interest rates. The favorable volume variance in short-term borrowings was the result of reduced funding needs driven by declines in investment securities balances.
Favorable rate variances on assets were substantially offset by unfavorable rate variances on liabilities. The favorable rate variance for taxable investment securities was the result of the fourth quarter of 2005 restructuring. The unfavorable rate variances for tax-exempt investment securities was the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates. Favorable rate variances on the remaining asset categories and unfavorable rate variances on liabilities were the result of increases in short and intermediate term market interest rates.
For the third quarter of 2006, Citizens anticipates net interest income will be consistent with or slightly lower than the second quarter of 2006 due to continued margin compression driven by customers migrating their funds from lower yielding deposit products into higher yielding deposit products.
Noninterest Income
Noninterest income for the second quarter of 2006 was $23.7 million, an increase of $0.6 million or 2.6% from the second quarter of 2005. The increase over the second quarter of 2005 was primarily the result of increases in service charges on deposit accounts and trust fees, partially offset by decreases in brokerage and investment fees as well as ATM network user fees. For the first six months of 2006, noninterest income totaled $49.3 million, an increase of $3.7 million or 8.1% over the same period of 2005. The increase was primarily the result of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006 as well as higher service charges on deposit accounts and trust fees, partially offset by decreases in mortgage and other loan income as well as brokerage and investment fees.

Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2006		June 30,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Service charges on deposit accounts	$9,521	$8,822	$699	7.9%	$18,396	$17,109	$1,287	7.5%
Trust fees	4,972	4,503	469	10.4	10,014	8,915	1,099	12.3
Mortgage and other loan income	2,106	2,074	32	1.5	4,116	4,434	(318)	(7.2)
Brokerage and investment fees	1,703	2,284	(581)	(25.4)	3,218	3,883	(665)	(17.1)
ATM network user fees	1,018	1,223	(205)	(16.7)	2,005	2,096	(91)	(4.3)
Bankcard fees	1,129	961	168	17.4	2,186	1,801	385	21.3
Investment securities gains	54	37	17	47.9	61	43	18	43.0
Fair value change in CD swap derivatives	—	—	—	N/M	(207)	—	(207)	N/M
Other	3,242	3,242	—	N/M	9,526	7,326	2,200	30.0

Total noninterest income	$23,745	$23,146	$599	2.6	$49,315	$45,607	$3,708	8.1

N/M — Not Meaningful
The increases in service charges on deposit accounts were the result of revenue enhancement initiatives implemented in the first quarter of 2006.
The increases in trust fees were attributable to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Total trust assets under administration of $2.6 billion at June 30, 2006 were essentially unchanged from June 30, 2005.
The decrease in mortgage and other loan income for the six month period reflects the impact of an unfavorable rate environment since the first quarter of 2005.
The decreases in brokerage and investment fees were the result of Citizens shifting a large portion of its brokerage fee production from reliance on referrals from the branch network to its Investment Center financial consultants. This change supports Citizens’ strategy of growing low-cost deposits, as the financial consultants increase their focus on attracting funds from new sources outside of Citizens and the branch network continues to improve on providing an enhanced client experience. While the long-term impact is expected to be positive, these changes reduced revenue in the first six months of 2006 as the financial consultants adjusted their sales process to create new opportunities.
For the second quarter of 2006, all other noninterest income categories, which include ATM network user fees, bankcard fees, fair value change in CD swap derivatives, other income, and investment securities gains (losses), totaled $5.4 million, essentially unchanged from the second quarter of 2005. For the first six months of 2006, all other noninterest income categories totaled $13.6 million, an increase of $2.3 million or 20.4% over the same period of 2005. The increase was primarily the result of the aforementioned $2.9 million gain, partially offset by the effects of two items received in the first quarter of 2005, specifically, a performance-related penalty received from a third party vendor and a preference payment on Citizens’ membership interest in the PULSE ATM network.
Citizens anticipates total noninterest income for the third quarter of 2006 will be consistent with or slightly higher than the second quarter of 2006 due to anticipated increases in service charges on deposit accounts and brokerage and investment fees.
Noninterest Expense
Noninterest expense for the second quarter of 2006 was $60.1 million, a decrease of $0.9 million or 1.5% from the second quarter of 2005. The decrease resulted from lower occupancy, equipment, and advertising and public relations, partially offset by increases in salaries and benefits, other loan expenses, and other expenses. For the first six months of 2006, noninterest expense totaled $121.6 million, essentially unchanged from the same period of 2005 as increases in data processing fees, other loan expenses, and other expenses were substantially offset by reductions in salaries and employee benefits, equipment, and advertising and public relations.

Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change in 2006		June 30,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$32,690	$32,351	$339	1.1%	$64,946	$65,702	$(756)	(1.1)%
Occupancy	5,291	5,685	(394)	(6.9)	11,233	11,245	(12)	(0.1)
Professional services	3,703	3,726	(23)	(0.6)	7,781	7,925	(144)	(1.8)
Equipment	3,301	4,937	(1,636)	(33.2)	6,467	8,238	(1,771)	(21.5)
Data processing services	3,714	3,499	215	6.1	7,453	6,868	585	8.5
Advertising and public relations	934	1,820	(886)	(48.7)	2,968	3,566	(598)	(16.8)
Postage and delivery	1,629	1,520	109	7.2	3,091	3,110	(19)	(0.6)
Telephone	1,392	1,465	(73)	(4.9)	2,856	2,906	(50)	(1.7)
Other loan expenses	1,217	874	343	39.3	1,633	1,249	384	30.8
Stationery and supplies	631	602	29	4.6	1,358	1,521	(163)	(10.7)
Intangible asset amortization	724	724	—	—	1,449	1,449	—	—
Other	4,839	3,787	1,052	27.8	10,402	7,812	2,590	33.2

Total noninterest expense	$60,065	$60,990	$(925)	(1.5)	$121,637	$121,591	$46	0.0

The increase in salary and employee benefits for the three month period was due to merit increases awarded in 2006, which were partially offset by lower incentive, hospitalization, and employee post-retirement benefit expenses. Salary costs included $0.5 million in severance for the second quarter of 2006, and $0.4 million in the second quarter of 2005. Citizens had 2,107 full-time equivalent employees at June 30, 2006, down from 2,150 at June 30, 2005.
The decrease in occupancy costs for the second quarter of 2006 was largely the result of lower building rent expense and lower depreciation. Citizens recorded additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy.
The decreases in equipment costs were due to $1.5 million in additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy.
The decreases in advertising and public relations expense were related to the rebranding of the Wisconsin franchise in the second quarter of 2005.
The increases in other loan expenses were due to higher expenses related to processing commercial loans.
For the second quarter of 2006, all other noninterest expense categories, which include professional services, data processing services, postage and delivery, telephone, stationery and supplies, intangible asset amortization, and other expenses, increased $1.3 million or 8.5% from the second quarter of 2005. The increase was primarily a result of non-credit related losses from a third-party vendor contract and write-downs of tax-credit related investments in low-income housing and community development projects, as well as higher training and travel expense. For the first six months of 2006, all other noninterest expense categories totaled $34.4 million, an increase of $2.8 million or 8.9% over the same period of 2005. The increase was the result of Citizens contributing $1.5 million to its charitable foundation during the first quarter of 2006 to sustain future giving levels, the aforementioned non-credit related loss and write-downs, as well as higher data processing fees.
Citizens anticipates noninterest expenses for the third quarter of 2006 will be consistent with or slightly higher than the second quarter of 2006 due to increases in salaries and employee benefits and advertising and public relations.
Income Taxes
Income tax provision for the second quarter of 2006 was $7.6 million, a decrease of $1.4 million or 15.1% from the second quarter of 2005. For the first six months of 2006, income tax provision totaled $15.3 million, a decrease of $0.6 million or 4.1% from the same period of 2005. The decreases were the result of a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset during the second quarter of 2005 as a result of the April 2005 merger of the Michigan and Wisconsin bank charters.
The effective tax rate was 26.72% for the second quarter of 2006 compared with 30.38% for the second quarter of 2005. The decrease from the second quarter of 2005 was primarily due to the aforementioned reduction in the Wisconsin state income tax asset.

Citizens anticipates the effective income tax rate for the third quarter of 2006 will be consistent with or slightly lower than the second quarter of 2006.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Commercial Banking	$11,112	$8,799	$20,932	$16,590
Consumer Banking	9,008	11,381	19,463	20,722
Wealth Management	751	554	1,717	1,037
Other	36	(169)	(449)	2,296

Net Income	$20,907	$20,565	$41,663	$40,645

Commercial Banking
The increase in net income in both the three and six month periods ended June 30, 2006 was due to increases in net interest income and noninterest income, along with a decrease in the provision for loan losses, partially offset by higher noninterest expenses. Net interest income increased as a result of higher average commercial loan balances, driven by growth in several Michigan and Wisconsin markets along with the Southeast Michigan market. Higher average time deposit and noninterest bearing deposit balances along with higher spreads on demand deposits due to the rising rate environment also contributed to the increase in net interest income. The reduction in the provision for loan losses reflects a decrease in the level of net charge-offs as well as continued improvement in the overall risk of the commercial loan portfolio. Noninterest income increased primarily as a result of higher commercial letter of credit fees and higher service charges on deposit accounts. The increase in noninterest expense was due to higher salary and benefit expenses and other loan expenses, partially offset by decreases in professional services
Consumer Banking
Net income decreased for the three and six month periods ended June 30, 2006, compared to the same periods of the prior year. The decreases were the result of lower net interest income and higher provision for loan losses, partially offset by lower noninterest expense in both the three and six month periods. Net interest income was lower in the three and six month periods as a result of reduced spreads on the indirect and mortgage loan portfolios due to weaker consumer loan demand in Citizens’ markets, ongoing competitive market pressure, and the impact of the continuing migration of deposits to higher rate products with lower spreads. The increase in provision for loan losses was due to slightly higher charge-offs during the current year periods and negative provision expense in the prior year periods. Noninterest income for the three month period ended June 30, 2006 decreased due to lower brokerage and investment fees, and mortgage and other loan income, which were partially offset by increases in service charges on deposit accounts and bankcard fee income. Noninterest income for the six month period ended June 30, 2006 increased largely due to recognizing the $2.9 million gain on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006. Noninterest expenses decreased compared to the prior year periods as a result of lower salary and benefits, equipment, and advertising and marketing expenses, which were partially offset by increases in travel and training, and postage and delivery expenses.
Wealth Management
Net income increased during the three and six month periods ended June 30, 2006 compared with the same periods of the prior year. The increases were the result of higher net interest income and noninterest income. Noninterest expense increased during the three month period and was relatively unchanged for the six month period. Noninterest income increased mainly as a result of higher trust fees, partially offset by the effects of the aforementioned performance-related penalty received from a third party vendor in the first quarter of 2005. Trust fees increased due to stronger financial markets, continued execution of Citizens’ sales management process, and improved pricing discipline, partially offset by attrition. The increase in noninterest expense during the three month period ended June 30, 2006 was related to higher professional service expense, advertising and public relations expense, and corporate allocations, partially offset by lower salary and benefits expense.
Other
Net income increased slightly for the three month period ended June 30, 2006 and decreased for the six month period ended June 30, 2006, compared with the same periods of the prior year. The increase for the three month period was largely a result of higher noninterest income and lower income tax expense, almost entirely offset by lower net interest income and higher noninterest expense. The decrease for the six month period was the result of lower net interest income and noninterest income as well as higher noninterest expense, partially offset by lower income tax expense. The reductions in net interest income for both the three and six month periods were mainly the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income for the three month period was the result of higher gains on the sale of securities, while the decrease for the six month period was largely due to lower payouts received from bank owned life insurance policies and from the change in the market value of swaps hedging brokered certificates of deposit that did not qualify for hedge accounting. These swaps were sold during the first quarter of 2006. All remaining swaps hedging brokered certificates of deposit qualified for hedge accounting treatment as of the end of January 2006. The increase in noninterest expense was a result of higher salary and benefits and the aforementioned non-credit related losses and write-downs, as well as a $1.5 million contribution to Citizens’ charitable foundation which occurred in the first quarter of 2006.
Financial Condition
Citizens’ total assets at June 30, 2006 were $7.8 billion, an increase of $62.3 million or 0.8% compared with December 31, 2005 and essentially unchanged from June 30, 2005. Total portfolio loans increased $111.9 million or 2.0% over December 31, 2005 and $204.8 million or 3.7% over June 30, 2005. When compared with both prior periods, the increase in total portfolio loans was partially offset by declines in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and declines in the direct consumer loan portfolio due to weak consumer demand in most of Citizens’ markets.
Investment Securities and Money Market Investments
Total investments, including interest-bearing deposits with banks, were $1.6 billion at June 30, 2006, a decrease of $78.6 million or 4.8% from December 31, 2005 and a decrease of $284.0 million or 15.4% from June 30, 2005. The decreases were the result of maturing balances not being fully reinvested. Additionally, the decrease from June 30, 2005 includes the effect of restructuring the investment portfolio in the fourth quarter of 2005.
Portfolio Loans
Portfolio loans decreased $111.9 million or 2.0% compared with December 31, 2005 and increased $204.8 million or 3.7% over June 30, 2005. The decrease from December 31, 2005 was the result of a decline in direct consumer loans, partially offset by increases in commercial, commercial real estate and residential mortgage loans. The increase over June 30, 2005 was the result of growth in commercial, commercial real estate, and residential mortgage loan portfolios, partially offset by a decrease in the direct consumer loan portfolio.
Commercial and commercial real estate loans at June 30, 2006 increased $143.2 million or 4.6% from December 31, 2005 to $3.2 billion and increased $264.3 million or 8.9% compared with June 30, 2005. These improvements were a result of new relationships in Michigan and Wisconsin markets and continued strong growth in the Southeast Michigan market.
Residential mortgage loans at June 30, 2006 were $551.0 million, an increase of $11.2 million or 2.1% from December 31, 2005 and an increase of $26.3 million or 5.0% over June 30, 2005. The increases were primarily the result of retaining most new adjustable-rate mortgage (ARM) production. Citizens continues to sell most new fixed rate production into the secondary market.
Total consumer loans, which are comprised of direct and indirect loans, were $1.9 billion at June 30, 2006, a decrease of $42.5 million or 2.1% from December 31, 2005 and a decrease of $85.8 million or 4.2% from June 30, 2005. Direct consumer loans, which includes direct installment, home equity, and other consumer loans, declined by $42.9 million or 3.8% from December 31, 2005 and decreased $87.5 million or 7.4% from June 30, 2005. The declines were due to a decrease in historically strong activity where consumers repay their installment loans using home equity loans and weaker consumer demand in Citizens’ markets. Indirect consumer loans, which are primarily marine and recreational vehicle loans were essentially unchanged from December 31, 2005 and June 30, 2005.

In recognition of the evolving developments in the automotive sector, Citizens monitors the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens also reviews consumer loan exposure with respect to loans to borrowers who have some level of income reliance from this sector. As a result of these analyses, Citizens has determined that the combined commercial and consumer exposure for this industry is less than ten percent of the total loan exposure for the Corporation.
Mortgage Loans Held for Sale
Mortgage loans held for sale were $18.0 million at June 30, 2006, an increase of $1.8 million or 10.8% compared with December 31, 2005 and a decrease of $11.7 million or 39.5% from June 30, 2005. Citizens sells most fixed rate new residential mortgage loan production into the secondary market due to the long-term interest rate risk.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and six months ended June 30, 2006 and 2005 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Allowance for loan losses — beginning of period	$115,423	$120,945	$116,400	$122,184
Provision for loan losses	1,139	1,396	4,139	4,396
Charge-offs	4,556	5,810	10,789	12,935
Recoveries	2,554	3,436	4,810	6,322

Net charge-offs	2,002	2,374	5,979	6,613

Allowance for loan losses — end of period	$114,560	$119,967	$114,560	$119,967

Portfolio loans outstanding at period end (1)	$5,728,039	$5,523,228	$5,728,039	$5,523,228
Average portfolio loans outstanding during period (1)	5,609,920	5,471,775	5,585,747	5,432,626
Allowance for loan losses as a percentage of portfolio loans	2.00%	2.17%	2.00%	2.17%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.14	0.17	0.22	0.25

(1)	Balances exclude mortgage loans held for sale.
The decreases in net charge-offs were due to lower commercial net charge-offs.
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
The allowance for loan losses totaled $114.6 million or 2.00% of loans at June 30, 2006, a decrease of $1.8 million and $5.4 million from December 31, 2005 and June 30, 2005, respectively. At June 30, 2006, the specific allowance allocated to commercial and commercial real estate credits totaled $6.1 million, compared with $5.1 million at December 31, 2005 and $9.3 million at June 30, 2005. The increase over December 2005 was attributable to a combination of additional small-balance credits being reclassified, partially offset by generally lower risk factors being applied. The decrease from June 30, 2005 was due to lower risk factors and smaller balance credits.
The total formula risk allocated allowance totaled $101.2 million as of June 30, 2006, compared with $101.4 million at December 31, 2005 and $88.4 million at June 30, 2005. The amount allocated to commercial and commercial real estate loans, including construction loans, totaled $56.1 million at June 30, 2006 compared with $55.2 million at December 31, 2005 and $63.6 million at June 30, 2005. The increase over December 31, 2005 was due to an increase in the size of the portfolio and lower overall risk factors. The decrease from June 30, 2005 was primarily due to lower risk factors. The risk allocated allowance for residential real estate loans totaled $6.2 million at June 30, 2006, compared with $6.3 million at December 31, 2005 and $6.0 million at June 30, 2005. The decrease from December 31, 2005 reflected a combination of higher balances and slightly lower risk factors. The increase over June 30, 2005 reflected higher balances. Consumer loans, excluding mortgage loans, totaled $38.9 million at June 30, 2006, compared with $39.9 million at December 31, 2005 and $14.4 million at June 30, 2005. The decrease from December 31, 2005 reflected both lower balances and slightly lower risk factors. The increase over June 30, 2005 reflected an increase in the risk factors and a re-classification from the general valuation allowances.
The general valuation allowances decreased to $7.3 million at June 30, 2006 compared with $9.9 million at December 31, 2005 and $22.3 million at June 30, 2005. The decrease from December 31, 2005 was the result of continued refinement in the calculation of the automotive industry and indirect consumer factors. The decrease from June 30, 2005 reflected a re-classification of general reserves into the risk allocated allowance, particularly indirect consumer loans. The general valuation portion of the allowance is maintained to address the uncertainty of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio, and other factors deemed relevant by management’s judgment.
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
Based on seasonal business trends and the overall risk in the loan portfolio, Citizens anticipates net charge-offs for the third quarter of 2006 will be higher than the second quarter of 2006. Citizens anticipates provision expense for the third quarter of 2006 will be consistent with the second quarter of 2006.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms, and real estate related to repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of loss in the future. The table below provides a summary of nonperforming assets as of June 30, 2006, December 31, 2005 and June 30, 2005.

Nonperforming Assets

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Nonperforming Loans
Nonaccrual Commercial:
Commercial	$8,795	$11,880	$17,903
Commercial real estate	4,956	5,068	9,692

Total commercial	13,751	16,948	27,595
Nonaccrual Consumer:
Direct	3,167	4,326	3,726
Indirect	904	2,454	1,042

Total consumer	4,071	6,780	4,768
Nonaccrual Mortgage:	8,179	8,412	9,828

Total nonaccrual loans	26,001	32,140	42,191
Loans 90 days past due and still accruing	887	238	2
Restructured loans	406	—	32

Total nonperforming loans	27,294	32,378	42,225
Other Repossessed Assets Acquired (ORAA)	7,472	7,351	6,817

Total nonperforming assets	$34,766	$39,729	$49,042

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	0.61%	0.71%	0.89%
Nonperforming assets as a percent of total assets	0.44	0.51	0.63
Allowance for loan loss as a percent of nonperforming loans	419.73	359.50	284.11
Allowance for loan loss as a percent of nonperforming assets	329.52	292.98	244.62

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $34.8 million at June 30, 2006, a decrease of $5.0 million or 12.5% compared with December 31, 2005 and a decrease of $14.3 million or 29.1% compared with June 30, 2005. The decrease from December 31, 2005 was primarily due to the second quarter of 2006 sale of commercial nonperforming loans with a balance of $4.5 million and lower nonperforming consumer loans. The decrease in nonperforming consumer loans reflected more aggressive collection workout efforts. The decrease from June 30, 2005 was primarily the result of the second quarter 2006 and third quarter 2005 sales of nonperforming commercial loans with a combined balance of $11.2 million. Nonperforming assets at June 30, 2006 represented 0.61% of portfolio loans plus other repossessed assets acquired compared with 0.71% at December 31, 2005 and 0.89% at June 30, 2005. Nonperforming commercial loan inflows decreased to $10.4 million in the second quarter of 2006, compared with $10.6 million in the fourth quarter of 2005 and $21.1 million in the second quarter of 2005, while outflows increased to $13.9 million for the second quarter of 2006 compared with $13.8 million in the fourth quarter of 2005 and decreased from $17.5 million in the second quarter of 2005. Nonperforming assets at June 30, 2006 and December 31, 2005 reflect the sale of nonperforming commercial loans with a balance of $6.7 million during the third quarter of 2005. In addition, nonperforming assets at June 30, 2006 reflect an additional sale of $4.5 million of commercial loans. Nonperforming loans at June 30, 2006 include $0.4 million in restructured commercial loans, which have been reclassified from the commercial subtotal as a result of revising the terms of the notes in an effort to improve collectibility in future periods.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of June 30, 2006, such watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) amounted to $148.5 million, or 2.6% of total portfolio loans, compared with $163.7 million or 2.9% of total portfolio loans at December 31, 2005 and $154.0 million or 2.8% of total portfolio loans as of June 30, 2005. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
Some of the Corporation’s nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Deposits
Total deposits at June 30, 2006 increased $210.7 million or 3.9% from December 31, 2005 to $5.7 billion and increased $483.8 million or 9.3% from June 30, 2005. Core deposits, which exclude all time deposits, totaled $3.2 billion at June 30, 2006, a decrease of $60.7 million or 1.8% from December 31, 2005 and a decrease of $174.3 million or 5.1% from June 30, 2005. The decreases in core deposits were largely the result of clients migrating their funds from lower cost savings and transaction accounts into other savings and time deposits with higher yields. Time deposits totaled $2.4 billion at June 30, 2006, an increase of $271.4 million or 12.5% compared with December 31, 2005 and an increase of $658.2 million or 36.8% from June 30, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At June 30, 2006, Citizens had approximately $312.8 million in brokered deposits, compared to $340.6 million at December 31, 2005 and $163.3 million at June 30, 2005. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at June 30, 2006 Citizens had approximately $924.3 million of time deposits of $100,000 or more, compared with $751.8 million at December 31, 2005 and $690.5 million at June 30, 2005. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term borrowed funds at June 30, 2006 totaled $467.7 million, a decrease of $61.4 million or 11.6% from December 31, 2005 and a decrease of $480.7 million or 50.7% compared with June 30, 2005. The decrease in short-term borrowings was the result of deposit growth in the final three quarters of 2005 which continued into the first two quarters of 2006.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks and debt issued by the Holding Company. Long-term debt at June 30, 2006 totaled $933.1 million, a decrease of $73.0 million or 7.3% from December 31, 2005 and essentially unchanged from June 30, 2005.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of June 30, 2006, December 31, 2005 and June 30, 2005 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	June 30,	December 31,	June 30,
	Required	Capitalized”	2006	2005	2005

Risk based:
Tier 1 capital	4.00%	6.00%	9.96%	9.94%	10.00%
Total capital	8.00	10.00	13.20	13.22	13.31

Tier 1 leverage	4.00	5.00	8.21	7.98	7.85
Shareholders’ equity at June 30, 2006 was $649.9 million, compared with $656.5 million at December 31, 2005 and $662.1 million at June 30, 2005. Book value per common share at June 30, 2006, December 31, 2005, and June 30, 2005 was $15.15, $15.28, and $15.31, respectively. Citizens declared and paid cash dividends of $0.285 per share in the first quarter of 2006 and $0.29 per share in the second quarter of 2006. The $0.005 increase in the dividend per share equates to $0.2 million on a quarterly basis. During the first six months of 2006, the Holding Company repurchased a total of 335,000 shares of its common stock for $8.9 million. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2005 Annual Report on Form 10-

K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of July 1, 2006, the subsidiary banks are able to pay dividends of $65.5 million to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $75.0 million short-term revolving credit facility with four unaffiliated banks. As of June 30, 2006, there was no outstanding balance under this credit facility. The current facility will mature in August 2006 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of June 30, 2006.
Citizens’ planned merger with Republic Bancorp may pose a challenge to liquidity as the cash component of the transaction consideration and a portion of the restructuring costs will require incremental funding. Management anticipates that through a combination of wholesale funding and internal cash reserves, the Corporation will be able to fund all aspects of the merger.
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
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. The credit ratings for the Holding Company and its banks are typically reviewed annually by Moody Investor Services, Standard and Poor’s, Fitch Ratings, and Dominion Bond Rating Service. None of the ratings have changed during the last twelve months. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
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
Static repricing gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s rate sensitive assets and liabilities into repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing periods based upon historical experience. Repricing for assets includes the effect of expected prepayments on cash flows. Citizens’ static repricing gap as of June 30, 2006 and 2005 is presented in the following table.

Static Repricing Gap

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

June 30, 2006
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,638.6	$242.7	$388.5	$3,269.8	$1,999.1	$459.1	$5,728.0
Mortgage loans held for sale	18.0	—	—	18.0	—	—	18.0
Investment securities	35.2	68.6	210.5	314.3	766.3	480.1	1,560.7
Short-term investments	1.5	—	—	1.5	—	—	1.5

Total	$2,693.3	$311.3	$599.0	$3,603.6	$2,765.4	$939.2	$7,308.2

Rate Sensitive Liabilities
Deposits (3)	$1,900.4	$524.9	$642.7	$3,068.0	$993.0	$668.7	$4,729.7
Other interest bearing liabilities	526.0	80.9	125.0	731.9	515.2	153.7	1,400.8

Total	$2,426.4	$605.8	$767.7	$3,799.9	$1,508.2	$822.4	$6,130.5

Derivatives	$(96.0)	$100.0	$(20.0)	$(16.0)	$16.0	$—	$—

Period GAP (4)	$170.9	$(194.5)	$(188.7)	$(212.3)	$1,273.2	$116.8	$1,177.7
Cumulative GAP	170.9	(23.6)	(212.3)		1,060.9	1,177.7
June 30, 2005
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,677.1	$225.6	$401.7	$3,304.4	$1,906.8	$312.0	$5,523.2
Mortgage loans held for sale	29.8	—	—	29.8	—	—	29.8
Investment securities	96.3	79.9	180.5	356.7	1,061.6	426.7	1,845.0
Short-term investments	1.1	—	—	1.1	—	—	1.1

Total	$2,804.3	$305.5	$582.2	$3,692.0	$2,968.4	$738.7	$7,399.1

Rate Sensitive Liabilities
Deposits (3)	$1,711.7	$240.0	$486.0	$2,437.7	$1,073.4	$762.4	$4,273.5
Other interest bearing liabilities	949.4	0.7	120.0	1,070.1	609.5	205.4	1,885.0

Total	$2,661.1	$240.7	$606.0	$3,507.8	$1,682.9	$967.8	$6,158.5

Derivatives	$(101.0)	$(10.0)	$(20.0)	$(131.0)	$(84.0)	$215.0	$—

Period GAP (4)	$42.2	$54.8	$(43.8)	$53.2	$1,201.5	$(14.1)	$1,240.6
Cumulative GAP	42.2	97.0	53.2		1,254.7	1,240.6

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.2 billion in the less than one year category and $1.1 billion in the over one year category as of June 30, 2006. The same amounts as of June 30, 2005 were $1.3 billion and $1.2 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is rate sensitive assets less rate sensitive liabilities plus the effect of derivatives.
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $212.3 million or 2.7% of total assets as of June 30, 2006, compared with rate sensitive assets repricing within one year exceeding rate sensitive liabilities repricing with one year by $53.2 million or 0.7% of total assets as of June 30, 2005. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with June 30, 2006 and June 30, 2005, respectively. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of June 30, 2006 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decline by 0.7% and 1.6%, respectively, from what it would be if rates were to remain at June 30, 2006 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 0.2% and 0.5%, respectively, from what it would be if rates were to remain constant over the entire time period at June 30, 2006 levels. These measurements represent little change from prior year results. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening or inversion of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2006, Citizens had forward commitments to sell mortgage loans of $19.7 million. As Citizens transitions its mortgage secondary marketing functions to PHH Mortgage, the market value risk of committing to fund residential mortgage loan applications is expected to decline. Further discussion of derivative instruments is included in Note 11 to the Consolidated Financial Statements.
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
PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number of
			Total Number of	Shares That May Yet
			Shares Purchased as	Be Purchased Under
			Part of Publicly	The Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs
Period	Shares Purchased	Per Share	Programs	(a)
April 2006	50,000	26.24	50,000	1,936,200
May 2006	30,000	26.20	30,000	1,906,200
June 2006	—	—	—	1,906,200

Total	80,000	26.23	80,000	1,906,200

(a)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of June 30, 2006, 1,906,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 4. Submission of Matters to a Vote of Security Holders
Citizens held its Annual Meeting of Shareholders on April 20, 2006 at which the shareholders elected five nominees to the Board of Directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to each nominee.

Director	For	Withheld
Joseph P. Day	30,860,139	371,575
Benjamin W. Laird	30,700,736	530,977
Stephen J. Lazaroff	30,940,893	290,820
William C. Shedd	30,725,967	505,746
James L. Wolohan	30,753,706	478,008
Item 5. Other Information
On June 28th and July 20th 2006, the Compensation and Human Resources Committee (the “Committee”) of the Board of Directors of Citizens granted under the Citizens Banking Corporation Stock Compensation Plan (the “Plan”) shares of Citizens’ restricted stock to the individuals who were identified as the “named executive officers” (“NEOs”) in Citizens’ proxy statement for the 2006 annual meeting of shareholders and to non-employee directors, respectively. For each grant of restricted stock, Citizens entered into a Restricted Stock Agreement with the individual to whom the restricted stock was granted.
The Restricted Stock Agreements entered into with grantees who are NEOs provide that the restricted shares issued to the grantee become transferable by the grantee in three equal annual installments beginning on the first anniversary of the grant date, provided that the individual is still employed by Citizens or an affiliate on such date. The transferability lapses immediately upon the grantee’s death, termination of employment due to disability, or termination of employment due to elimination of position. The Restricted Stock Agreements also include a number of restrictive covenants applicable to the grantee, including restrictions on the disclosure of confidential information, non-solicitation of employees and customers, non-disparagement of Citizens, and non-competition with Citizens. If the grantee violates any of these restrictive covenants the shares of restricted stock granted to the grantee will be canceled immediately and the grantee is required to reimburse to Citizens any gains realized by the grantee with respect to shares of restricted stock sold during the period beginning one year before the grantee’s termination of employment with Citizens and ending six months thereafter. Grantees have all rights of holders of common stock of Citizens, including voting rights and the right to receive dividends. On June 28, 2006, the NEOs received grants of restricted stock pursuant to the Restricted Stock Agreement as follows: Mr. Hartman – 42,558 shares; Mr. Christy – 8,512 shares; Mr. Schwab – 7,813 shares; Mr. Sampson – 7,237 shares; and Mr. Peterson – 6,908 shares. A form of the Restricted Stock Agreement entered into with NEO grantees is attached hereto as Exhibit 10.28 and incorporated herein by reference.
The Restricted Stock Agreements entered into with grantees who are non-employee directors of Citizens are substantially the same as those entered into with NEO grantees except that all terms related to a grantee’s employment with Citizens are replaced with similar provisions based instead on the term of office for non-employee directors. On July 20, 2006, each non-employee director received a grant for 485 shares pursuant to the Restricted Stock Agreement. A form of the Restricted Stock Agreement entered into with non-employee director grantees is attached hereto as Exhibit 10.29 and incorporated herein by reference.
The above descriptions of the Restricted Stock Agreements do not purport to be a complete statement of all of the terms of the Restricted Stock Agreements and are qualified in their entirety by reference to the copies of the Restricted Stock Agreements attached to this Report.
Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of June 26, 2006, by and between Citizens Banking Corporation and Republic Bancorp Inc. (Incorporated by reference from Citizens’ Form 8-K filed June 29, 2006)

10.19	Employment Agreement, dated as of June 26, 2006, by and between Citizens and William R. Hartman (Incorporated by reference from Citizens’ Form 8-K filed June 29, 2006)

10.28	Form of Restricted Stock Agreement (Employee Version)

10.29	Form of Restricted Stock Agreement (Director Version)

10.30	2006 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS BANKING CORPORATION

Date: August 4, 2006	By:	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 26, 2006, by and between Citizens Banking Corporation and Republic Bancorp Inc. (Incorporated by reference from Citizens’ Form 8-K filed June 29, 2006)

10.19	Employment Agreement, dated as of June 26, 2006, by and between Citizens and William R. Hartman (Incorporated by reference from Citizens’ Form 8-K filed June 29, 2006)

10.28	Form of Restricted Stock Agreement (Employee Version)

10.29	Form of Restricted Stock Agreement (Director Version)

10.30	2006 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.