Form 10-Q
period 2006-09-30
CITIZENS BANKING CORP
filed 2006-11-03
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
☐ Yes    ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006

Common Stock, No Par Value	42,906,011 Shares

Citizens Banking Corporation
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$151,591	$194,748	$184,135
Interest-bearing deposits with banks	165	380	1,366
Investment Securities:
Available-for-sale (amortized cost $1,381,225, $1,501,819 and $1,662,299, respectively) U.S. Treasury and federal agency securities	1,002,893	1,122,306	1,283,574
State and municipal securities	367,721	378,235	381,914
Other securities	8,626	1,456	537
Held-to-maturity:
State and municipal securities (fair value of $104,397, $82,364 and $75,333, respectively)	102,667	82,431	74,943
FHLB and Federal Reserve stock	58,193	55,911	55,143

Total investment securities	1,540,100	1,640,339	1,796,111
Mortgage loans held for sale	11,689	16,252	29,847
Portfolio loans:
Commercial	1,788,922	1,688,079	1,623,857
Commercial real estate	1,468,952	1,402,128	1,377,082
Residential mortgage loans	545,171	539,824	531,953
Direct consumer	1,090,757	1,142,002	1,171,388
Indirect consumer	859,573	844,086	864,994

Total portfolio loans	5,753,375	5,616,119	5,569,274
Less: Allowance for loan losses	(113,076)	(116,400)	(118,626)

Net portfolio loans	5,640,299	5,499,719	5,450,648
Premises and equipment	117,821	121,730	120,755
Goodwill	54,527	54,527	54,527
Other intangible assets	8,959	11,133	11,858
Bank owned life insurance	86,580	84,435	83,773
Other assets	136,839	128,620	118,330

Total assets	$7,748,570	$7,751,883	$7,851,350

Liabilities
Noninterest-bearing deposits	$893,320	$969,074	$939,560
Interest-bearing demand deposits	739,895	891,313	962,893
Savings deposits	1,467,622	1,437,024	1,445,838
Time deposits	2,524,509	2,176,428	1,878,180

Total deposits	5,625,346	5,473,839	5,226,471
Federal funds purchased and securities sold under agreements to repurchase	342,736	505,879	916,816
Other short-term borrowings	13,298	23,242	11,825
Other liabilities	73,752	86,351	83,553
Long-term debt	1,019,131	1,006,109	957,836

Total liabilities	7,074,263	7,095,420	7,196,501
Shareholders’ Equity
Preferred stock — no par value
Authorized — 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized — 100,000,000 shares; Issued and outstanding — 42,904,289 at 9/30/06, 42,967,649 at 12/31/05, and 43,043,845 at 9/30/05	79,730	85,526	87,405
Retained earnings	596,040	570,483	563,597
Accumulated other comprehensive income	(1,463)	454	3,847

Total shareholders’ equity	674,307	656,463	654,849

Total liabilities and shareholders’ equity	$7,748,570	$7,751,883	$7,851,350

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Banking Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$102,871	$88,536	$294,415	$251,283
Interest and dividends on investment securities:
Taxable	12,574	14,845	39,248	44,512
Tax-exempt	5,278	5,109	15,854	15,453
Money market investments	21	16	34	43

Total interest income	120,744	108,506	349,551	311,291

Interest Expense
Deposits	40,004	21,859	106,301	59,052
Short-term borrowings	3,596	7,707	12,727	18,848
Long-term debt	11,499	9,298	31,413	26,737

Total interest expense	55,099	38,864	150,441	104,637

Net Interest Income	65,645	69,642	199,110	206,654
Provision for loan losses	1,190	4,000	5,329	8,396

Net interest income after provision for loan losses	64,455	65,642	193,781	198,258

Noninterest Income
Service charges on deposit accounts	9,674	9,343	28,070	26,452
Trust fees	4,633	4,541	14,647	13,456
Mortgage and other loan income	2,267	2,450	6,383	6,884
Brokerage and investment fees	1,885	1,974	5,103	5,857
ATM network user fees	988	1,194	2,993	3,291
Bankcard fees	1,213	976	3,399	2,777
Fair value change in CD swap derivatives	—	—	(207)	—
Other	2,884	3,463	12,410	10,788

Total fees and other income	23,544	23,941	72,798	69,505
Investment securities gains	—	—	61	43

Total noninterest income	23,544	23,941	72,859	69,548

Noninterest Expense
Salaries and employee benefits	32,569	34,060	97,515	99,762
Occupancy	5,604	5,255	16,837	16,500
Professional services	3,486	4,517	11,267	12,442
Equipment	3,191	3,133	9,658	11,371
Data processing services	3,779	3,188	11,232	10,056
Advertising and public relations	1,211	1,717	4,179	5,283
Postage and delivery	1,559	1,512	4,650	4,622
Telephone	1,394	1,242	4,250	4,148
Other loan expenses	1,407	720	3,040	1,969
Stationery and supplies	653	726	2,011	2,247
Intangible asset amortization	725	725	2,174	2,174
Other	3,824	3,755	14,226	11,567

Total noninterest expense	59,402	60,550	181,039	182,141

Income Before Income Taxes	28,597	29,033	85,601	85,665
Income tax provision	7,616	8,041	22,957	24,028

Net Income	$20,981	$20,992	$62,644	$61,637

Net Income Per Common Share:
Basic	$0.49	$0.49	$1.47	$1.43
Diluted	0.49	0.48	1.46	1.41
Cash Dividends Declared Per Common Share	0.290	0.285	0.865	0.855

Average Common Shares Outstanding:
Basic	42,587	43,099	42,658	43,161
Diluted	42,709	43,453	42,795	43,507
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2005	43,240	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income			61,637		61,637
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(15,231)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				1,084

Other comprehensive income total					(14,147)

Total comprehensive income					47,490
Proceeds from stock options exercised and restricted stock activity	167	3,711			3,711
Tax benefit on non-qualified stock options		327			327
Net change in deferred compensation, net of tax		401			401
Recognition of stock-based compensation	111		(126)		(126)
Cash dividends declared on common shares — $0.855 per share			(37,042)		(37,042)
Shares acquired for retirement	(474)	(14,214)			(14,214)

Balance — September 30, 2005	43,044	$87,405	$563,597	$3,847	$654,849

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			62,644		62,644
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(1,406)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				(511)

Other comprehensive income total					(1,917)

Total comprehensive income					60,727
Proceeds from stock options exercised and restricted stock activity	71	1,568			1,568
Recognition of stock-based compensation	200	1,584			1,584
Cash dividends declared on common shares — $0.865 per share			(37,087)		(37,087)
Shares acquired for retirement	(335)	(8,948)			(8,948)

Balance — September 30, 2006	42,904	$79,730	$596,040	$(1,463)	$674,307

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2006	2005

Operating Activities:
Net income	$62,644	$61,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,329	8,396
Depreciation and amortization	8,897	10,863
Amortization of goodwill and other intangibles	2,174	2,174
Net amortization on investment securities	152	2,716
Investment securities gains	(61)	(43)
Loans originated for sale	(170,352)	(253,129)
Proceeds from sales of mortgage loans held for sale	177,662	255,136
Net gains from mortgage loan sales	(2,747)	(3,816)
Net loss on sale of other real estate	492	99
Stock-based compensation	1,584	275
Other	(22,088)	3,350

Net cash provided by operating activities	63,686	87,658
Investing Activities:
Net decrease in money market investments	215	403
Securities available-for-sale:
Proceeds from sales	114	—
Proceeds from maturities and payments	200,647	294,877
Purchases	(82,468)	(227,588)
Securities held-to-maturity:
Purchases	(20,308)	(20,946)
Net increase in loans and leases	(145,909)	(187,863)
Proceeds from sales of other real estate	2,756	4,848
Net increase in properties and equipment	(4,988)	(13,674)

Net cash used by investing activities	(49,941)	(149,943)
Financing Activities:
Net decrease in demand and savings deposits	(196,574)	(339,156)
Net increase in time deposits	348,081	265,867
Net (decrease) increase in short-term borrowings	(173,087)	203,867
Proceeds from issuance of long-term debt	225,453	225,000
Principal reductions in long-term debt	(216,308)	(215,087)
Cash dividends paid	(37,087)	(37,042)
Proceeds from stock options exercised and restricted stock activity	1,568	3,711
Shares acquired for retirement	(8,948)	(14,214)

Net cash (used) provided by financing activities	(56,902)	92,946

Net (decrease) increase in cash and due from banks	(43,157)	30,661
Cash and due from banks at beginning of period	194,748	153,474

Cash and due from banks at end of period	$151,591	$184,135

See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Banking Corporation and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Banking Corporation (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2005 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
Statements of Financial Accounting Standards
Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Stock-Based Compensation (Revised 2004).” In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment, (Revised 2004),” which was required to be adopted by January 1, 2006. Among other things, SFAS 123R eliminated the ability to continue to account for stock-based compensation using APB 25 and required that such transactions be measured based on their fair values on the date of grant. Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123R using the modified prospective method of transition. This method required the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. Under this method, Citizens’ compensation cost is recognized for share-based payments based on their fair value at grant date. Stock-based compensation will be included for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. The fair value of stock option awards will be estimated using the Black-Scholes model and compensation expense will be recognized for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. Determining the appropriate fair value model and calculating the fair value of stock options requires judgment, including estimating stock price volatility, forfeiture rates, expected life, and anticipated dividend yield. SFAS 123R also requires compensation expense to be recognized net of awards expected to be forfeited and adjusted as actual experience differs from estimates.
Note 2. New Accounting Pronouncements
Final FASB Statements
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” In July 2006, the FASB issued FIN 48, which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Citizens will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. Citizens is in the process of evaluating the impact of FIN 48 on its financial condition and results of operations.
SFAS No. 157, “Fair Value Measurements.” In October 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Citizens does not anticipate the adoption of SFAS 157 will have a significant impact on its financial statements.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” In October 2006, the FASB issued SFAS 158, which represents the completion of the first phase in the FASB’s postretirement benefits accounting project. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issued associated with postretirement benefit plan accounting. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. Citizens is in the process of evaluating the impact of SFAS 158 on its financial condition and results of operations.
Emerging Issues Task Force (EITF) Consensuses
EITF Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” In September 2006, the EITF agreed that in determining the amount recognized as an asset pursuant to FASB Technical Bulletin No. 85-4, the policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. When it is probable (as defined in SFAS No. 5 “Accounting for Contingencies"), contractual provisions would limit the amount that could be realized and such limitations should be considered when determining the amount that could be realized. Issue 06-5 is effective for fiscal years beginning after December 15, 2006. Citizens is currently using this methodology and does not anticipate any impact on its financial condition or results of operations.
SEC Staff Accounting Bulletins
Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” In September 2006, the SEC issued SAB 108 which addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. Citizens does not anticipate the adoption of SAB 108 will have a material impact on its financial condition or results of operations.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	September 30, 2006				December 31, 2005
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	706,380	692,486	723	14,617	825,933	811,898	985	15,020
Other	310,942	310,407	1,209	1,744	309,681	310,408	2,046	1,319
State and municipal	355,315	367,721	12,667	261	364,853	378,235	14,391	1,009
Mortgage and asset-backed	186	186	—	—	280	280	1	1
Other	8,402	8,440	38	—	1,072	1,176	107	3

Total available for sale	$1,381,225	$1,379,240	$14,637	$16,622	$1,501,819	$1,501,997	$17,530	$17,352

Held to Maturity:
State and municipal Total held to maturity	$102,667	$104,397	$1,832	$102	$82,431	$82,364	$590	$657

Other Investment Securities:
FHLB and Fed Reserve stock
Total Other Securities	$58,193	$58,193	$—	$—	$55,911	$55,911	$—	$—

Securities with unrealized losses, segregated by length of impairment, as of September 30, 2006 and December 31, 2005 are displayed in the following tables.
As of September 30, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	486,687	11,267	132,992	3,350	619,679	14,617
Other	243,695	1,299	25,175	445	268,870	1,744
State and municipal	3,333	24	15,270	237	18,603	261
Mortgage and asset-backed	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total available for sale	733,715	12,590	173,437	4,032	907,152	16,622

Held to Maturity:
State and municipal	5,255	25	8,929	77	14,184	102

Total held to maturity	5,255	25	8,929	77	14,184	102

Total	$738,970	$12,615	$182,366	$4,109	$921,336	$16,724

As of December 31, 2005

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed	320,048	3,669	440,599	11,351	760,647	15,020
Other	173,266	1,319	—	—	173,266	1,319
State and municipal	36,539	658	10,046	351	46,585	1,009
Mortgage and asset-backed	197	1	—	—	197	1
Other	—	—	6	3	6	3

Total available for sale	530,050	5,647	450,651	11,705	980,701	17,352

Held to Maturity:
State and municipal	41,471	544	3,660	113	45,131	657

Total held to maturity	41,471	544	3,660	113	45,131	657

Total	$571,521	$6,191	$454,311	$11,818	$1,025,832	$18,009

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

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2006 and 2005 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Allowance for loan losses — beginning of period	$114,560	$119,967	$116,400	$122,184
Provision for loan losses	1,190	4,000	5,329	8,396
Charge-offs:
Commercial	597	1,912	2,372	7,097
Commercial real estate	585	1,965	1,807	2,843

Total commercial	1,182	3,877	4,179	9,940
Residential mortgage	252	182	755	633
Direct consumer	983	1,257	3,868	3,908
Indirect consumer	1,840	2,640	6,244	6,410

Charge-offs	4,257	7,956	15,046	20,891
Recoveries:
Commercial	543	1,334	2,719	4,613
Commercial real estate	50	232	614	1,166

Total commercial	593	1,566	3,333	5,779
Residential mortgage	22	32	125	32
Direct consumer	485	370	1,102	1,090
Indirect consumer	483	647	1,833	2,036

Recoveries	1,583	2,615	6,393	8,937

Net charge-offs	2,674	5,341	8,653	11,954

Allowance for loan losses — end of period	$113,076	$118,626	$113,076	$118,626

Nonperforming loans totaled $32.3 million at September 30, 2006, a decrease of $0.1 million or 0.4% from December 31, 2005 and a decrease of $3.4 million or 9.5% from September 30, 2005. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at September 30, 2006, December 31, 2005 and September 30, 2005 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005	2006	2005	2005

Balances —
Impaired loans with valuation reserve	$18,540	$7,989	$16,698	$6,373	$5,059	$8,462
Impaired loans with no valuation reserve	465	908	1,893	—	—	—

Total impaired loans	$19,005	$8,897	$18,591	$6,373	$5,059	$8,462

Impaired loans on nonaccrual basis	$4,099	$4,728	$6,188	$1,746	$2,747	$3,179
Impaired loans on accrual basis	14,906	4,169	12,403	4,627	2,312	5,283

Total impaired loans	$19,005	$8,897	$18,591	$6,373	$5,059	$8,462

The average balance of impaired loans for the three months ended September 30, 2006 was $16.6 million and $18.7 million for the three months ended September 30, 2005. Interest income recognized on impaired loans during the third quarter of 2006 was $0.4 million compared with $0.2 million for the same period of 2005. Cash collected and applied to outstanding principal during the third quarters of 2006 and 2005 was immaterial.

Note 5. Long-term Debt
The components of long-term debt as of September 30, 2006, December 31, 2005 and September 30, 2005 are presented below.

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Citizens (Parent only):
Subordinated debt:
Notes maturing February 2013	$118,474	$120,852	$121,951
Deferrable interest debenture maturing June 2033	25,774	25,774	25,774
Subsidiaries:
Federal Home Loan Bank advances	874,430	859,483	810,111
Other borrowed funds	453	—	—

Total long-term debt	$1,019,131	$1,006,109	$957,836

Note 6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine month periods ended September 30, 2006 and 2005 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Balance at beginning of period	$(16,542)	$13,032	$454	$17,994

Net unrealized gain (loss) on securities for the quarter, net of tax effect of $8,398 in 2006 and $(5,264) in 2005, and net unrealized loss on securities for the nine month period, net of tax effect of $(735) in 2006 and $(8,186) in 2005	15,596	(9,776)	(1,367)	(15,203)

Less: Reclassification adjustment for net losses included in net income or the nine month period, net of tax effect of $(22) in 2006 and $(15) in 2005			(39)	(28)

Net change in unrealized (loss) gain on cash flow hedges for the quarter, net of tax effect of $(278) in 2006 and $318 in 2005, and net change in unrealized (loss) gain for the nine month period, net of tax effect of $(275) in 2006 and $584 in 2005.	(517)	591	(511)	1,084

Accumulated other comprehensive income, net of tax	$(1,463)	$3,847	$(1,463)	$3,847

Note 7. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$20,981	$20,992	$62,644	$61,637

Denominator:
Basic earnings per share — weighted average shares	42,587	43,099	42,658	43,161
Effect of dilutive securities — potential conversion of employee stock options	122	354	137	346

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	42,709	43,453	42,795	43,507

Basic earnings per share	$0.49	$0.49	$1.47	$1.43

Diluted earnings per share	$0.49	$0.48	$1.46	$1.41

Note 8. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At September 30, 2006, Citizens had 3,819,116 shares of common stock reserved for future issuance under our current plan.
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
On January 1, 2006, Citizens adopted the provisions of SFAS 123R, requiring Citizens to recognize expense related to the fair value of its stock-based compensation awards. Citizens elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this method, Citizens is required to recognize compensation cost for share-based payments using their fair value at grant date. Stock-based compensation is included in salary expense for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. Stock-based compensation expense for all awards granted subsequent to the adoption of SFAS 123R was based on the fair value at grant-date, estimated in accordance with the provisions of the statement. Citizens recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. As a result of the adoption of SFAS 123R, $0.1 million and $0.2 million of additional stock-based compensation expense was recognized for the three and nine months ended September 30, 2006, respectively, with less than $0.01 per share impact to basic and dilutive earnings per share.
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

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:
Analysis of Stock-Based Compensation Expense

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2005	2005

Stock Option Compensation	$8	$43	$—	$(126)
Restricted Stock Compensation	763	1,541	278	401

Stock-based compensation expense before income taxes	771	1,584	278	275
Income tax benefit	(270)	(554)	(97)	(96)

Total stock-based compensation expense after income taxes	$501	$1,030	$181	$179

The 2005 stock option compensation includes an adjustment to more appropriately reflect the intrinsic value related to the early vesting of stock options.
Cash proceeds from the exercise of stock options were less than $0.1 million and $1.4 million for the three and nine months ended September 30, 2006, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2005, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows on the Consolidated Statement of Cash Flows.
Prior to the adoption of SFAS 123R, Citizens applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in Citizens’ net income for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, Citizens provides pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
The following table illustrates the effect on net income and net income per common share as if Citizens had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
(in thousands, except per share amounts)	September 30, 2005	September 30, 2005

Net income, as reported	$20,992	$61,637
Less pro forma expense related to options granted	(304)	(3,019)

Pro forma Net Income	$20,688	$58,618

Net income per share
Basic — as reported	$0.49	$1.43
Basic — pro forma	0.48	1.36
Diluted — as reported	0.48	1.41
Diluted — pro forma	0.47	1.34
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and September 30, 2005, respectively. There was a single grant for 500 nonqualified stock options during the three and nine month periods ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Weighted Average Assumptions	2006	2005	2006	2005

Dividend yield	4.0%	3.5%	4.0%	3.5%
Expected volatility	15.1%	26.1%	15.1%	26.9%
Risk-free interest rate	4.72%	3.68%	4.72%	3.77%
Expected lives	3 yrs	2 yrs	3 yrs	2 yrs
The dividend yield computation is based on historical payments and the related yield. The expected volatility computation is based on historical volatility. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant and the rates used ranged from 3.25% to 4.13%, during 2005. The expected life computation is based on historical exercise patterns.
Stock option activity for the nine months ended September 30, 2006, is as follows:

	Options
		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at December 31, 2005	3,917,891	$27.91
Granted	500	25.98
Exercised	(71,332)	19.72
Forfeitures or Expirations	(62,669)	30.11

Outstanding at September 30, 2006	3,784,390	$28.03	5.6 yrs	$4,269,209

Exercisable	3,773,750	$28.02	5.6 yrs	$4,266,180

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on September 30, 2006 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was less than $0.1 million and $0.5 million, respectively. No options vested during the three month period ended September 30, 2006. The fair value of options vested for the nine month period ended September 30, 2006 was less than $0.1 million.
As of September 30, 2006, $6.7 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2006.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2005	129,180	$27.19
Granted	200,703	24.21
Vested	(5,987)	31.49
Forfeited	(827)	29.02

Restricted stock at September 30, 2006	323,069	$25.95

Included in the restricted shares granted during the nine-months ended September 30, 2006 were the annual awards to directors and certain officers totaling 180,122 shares, which were awarded on June 28, 2006. The expense related to this grant was $0.4 million for both the three and nine month periods ended September 30, 2006. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.2 million.
Note 9. Pension Benefit Cost
The components of pension expense for the three and nine months ended September 30, 2006 and 2005 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Defined Benefit Pension Plans
Service cost	$979	$1,322	$3,450	$3,733
Interest cost	1,090	1,317	3,888	3,928
Expected return on plan assets	(1,890)	(1,757)	(5,669)	(5,271)
Amortization of unrecognized:
Net transition asset	—	(2)	—	(4)
Prior service cost	47	49	142	148
Net actuarial loss	229	263	825	864

Net pension cost	$455	$1,192	$2,636	$3,398

Citizens expects to contribute approximately $0.5 million to the nonqualified supplemental benefit plans during 2006. As of September 30, 2006, $0.4 million of contributions have been made. Citizens anticipates that an additional $0.1 million of contributions will be made during the fourth quarter of 2006. Financial market returns affect current and future contributions.
Note 10. Lines of Business Information
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. Selected line of business segment information, as adjusted, for the three and nine months ended September 30, 2006 and 2005 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended September 30, 2006
Net interest income (taxable equivalent)	$30,978	$35,617	$248	$2,215	$69,058
Provision for loan losses	(2,574)	3,764	—	—	1,190

Net interest income after provision	33,552	31,853	248	2,215	67,868
Noninterest income	3,523	12,056	6,653	1,312	23,544
Noninterest expense	18,347	30,238	5,752	5,065	59,402

Income before income taxes	18,728	13,671	1,149	(1,538)	32,010
Income tax expense (taxable equivalent)	6,593	4,849	408	(821)	11,029

Net income	$12,135	$8,822	$741	$(717)	$20,981

Average assets (in millions)	$3,113	$2,612	$28	$1,971	$7,724

Earnings Summary — Three Months Ended September 30, 2005 (1)
Net interest income (taxable equivalent)	$31,622	$38,041	$240	$3,022	$72,925
Provision for loan losses	(177)	4,180	(3)	—	4,000

Net interest income after provision	31,799	33,861	243	3,022	68,925
Noninterest income	3,360	12,885	6,176	1,520	23,941
Noninterest expense	18,752	33,490	5,606	2,702	60,550

Income before income taxes	16,407	13,256	813	1,840	32,316
Income tax expense (taxable equivalent)	5,825	4,639	287	573	11,324

Net income	$10,582	$8,617	$526	$1,267	$20,992

Average assets (in millions)	$2,933	$2,645	$25	$2,218	$7,821

(1) Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2006
Net interest income (taxable equivalent)	$92,330	$106,786	$887	$9,320	$209,323
Provision for loan losses	(2,228)	7,557	—	—	5,329

Net interest income after provision	94,558	99,229	887	9,320	203,994
Noninterest income	10,518	38,071	20,255	4,015	72,859
Noninterest expense	54,033	93,756	17,337	15,913	181,039

Income before income taxes	51,043	43,544	3,805	(2,578)	95,814
Income tax expense (taxable equivalent)	17,976	15,260	1,348	(1,414)	33,170

Net income	$33,067	$28,284	$2,457	$(1,164)	$62,644

Average assets (in millions)	$3,055	$2,596	$29	$2,003	$7,683

Earnings Summary — Nine Months Ended September 30, 2005 (1)
Net interest income (taxable equivalent)	$90,240	$113,177	$672	$12,525	$216,614
Provision for loan losses	3,771	4,633	(8)	—	8,396

Net interest income after provision	86,469	108,544	680	12,525	208,218
Noninterest income	9,470	36,649	18,939	4,490	69,548
Noninterest expense	53,948	100,054	17,197	10,942	182,141

Income before income taxes	41,991	45,139	2,422	6,073	95,625
Income tax expense (taxable equivalent)	14,818	15,799	859	2,512	33,988

Net income	$27,173	$29,340	$1,563	$3,561	$61,637

Average assets (in millions)	$2,901	$2,601	$24	$2,260	$7,786

(1) Certain amounts have been reclassified to conform to current year presentation.

Note 11. Derivatives and Hedging Activities
SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.
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
Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. As of September 30, 2006, Citizens has transitioned its mortgage secondary marketing function to PHH mortgage. The market value risk of committing to fund residential mortgage loan applications and carrying loans held for sale has been fully transferred to PHH Mortgage. The following tables summarize the derivative financial instruments held or issued by Citizens.
Derivative Financial Instruments:

	September 30, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Received fixed swaps	$260,000	$(294)	$530,000	$(7,429)
Pay fixed swaps	104,000	1,699	124,000	2,486
Customer initiated swaps and corresponding offsets	353,708	—	233,104	—
Interest rate lock commitments	—	—	17,897	37
Forward mortgage loan contracts	—	—	22,000	(66)

Total	$717,708	$1,405	$927,001	$(4,972)

Derivative Classifications and Hedging Relationships:

	September 30, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$104,000	$1,699	$124,000	$2,486
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	160,000	48	25,000	(10)
Hedging long-term debt	100,000	(342)	225,000	(3,815)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	280,000	(3,604)
Customer initiated swaps	353,708	—	233,104	—

Total	$717,708	$1,405	$887,104	$(4,943)

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
Amounts available to clients under loan commitments and standby letters of credit follow:

	September 30,	December 31,
(in thousands)	2006	2005

Loan commitments and letters of credit:
Commitments to extend credit	$1,675,777	$1,762,259
Financial standby letters of credit	42,629	44,739
Performance standby letters of credit	14,798	11,557
Commercial letters of credit	209,799	223,269

Total loan commitments and letters of credit	$1,943,003	$2,041,824

At September 30, 2006 and again on December 31, 2005, a liability of $3.0 million was recorded for possible losses on commitments to extend credit. As of September 30, 2006 and December 31, 2005, in accordance with FIN 45, a liability of $0.2 million and $0.2 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 13. Pending Transaction
On June 27, 2006, Citizens and Republic Bancorp (NASDAQ symbol RBNC) announced that they had agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp. On October 24, 2006, Citizens filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) that included a definitive proxy statement/prospectus. The definitive proxy statement/prospectus was also sent to shareholders for their review. Citizens and Republic will each hold a special shareholders’ meeting on November 30, 2006 to approve the issuance of Citizens stock and to approve and adopt the merger agreement, respectively. The merger is still expected to be completed in the fourth quarter of 2006, subject to regulatory and shareholder approvals and other customary closing conditions.
Note 14. Subsequent Events
On October 2, 2006, the Compensation Committee of the Board of Directors of Citizens Banking Corporation approved various changes to Citizens’ employee benefits programs. Effective December 31, 2006, Citizens’ current defined benefit pension plans (the “DB Plans”) will be “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan (the “DC Plan”). All employees eligible to participate in the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan have been impacted.
On October 3, 2006, Citizens Funding Trust I (the “Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the Trust, will accrue from the original issue date and will be payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The proceeds from the offering will be used to finance the cash portion of the consideration to be paid in Citizens’ merger with Republic and for general corporate purposes.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Summary of Operations (thousands)
Interest income	$120,744	$116,416	$112,391	$111,958	$108,506
Net interest income	65,645	65,990	67,475	69,095	69,642
Provision for loan losses (1)	1,190	1,139	3,000	(7,287)	4,000
Total fees and other income (2)	23,544	23,691	25,563	19,930	23,941
Investment securities gains (losses) (3)	—	54	7	(8,970)	—
Noninterest expense (4)	59,402	60,065	61,572	60,901	60,550
Income tax provision	7,616	7,624	7,717	7,553	8,041
Net income	20,981	20,907	20,756	18,888	20,992
Taxable equivalent adjustment	3,413	3,383	3,416	3,432	3,284
Cash dividends	12,435	12,393	12,259	12,269	12,412

Per Common Share Data
Basic net income	$0.49	$0.49	$0.49	$0.44	$0.49
Diluted net income	0.49	0.49	0.48	0.44	0.48
Cash dividends	0.290	0.290	0.285	0.285	0.285
Market value (end of period)	26.26	24.41	26.85	27.75	28.40
Book value (end of period)	15.72	15.15	15.23	15.28	15.21

At Period End (millions)
Assets	$7,749	$7,814	$7,663	$7,752	$7,851
Portfolio loans	5,753	5,728	5,592	5,616	5,569
Deposits	5,625	5,685	5,524	5,474	5,226
Shareholders’ equity	674	650	652	656	655

Average for the Quarter (millions)
Assets	$7,724	$7,671	$7,654	$7,754	$7,821
Portfolio loans	5,694	5,610	5,561	5,575	5,531
Deposits	5,680	5,560	5,513	5,305	5,239
Shareholders’ equity	659	647	655	654	655

Ratios (annualized)
Return on average assets	1.08%	1.09%	1.10%	0.97%	1.06%
Return on average shareholders’ equity	12.63	12.96	12.86	11.46	12.71
Net interest margin (FTE) (5)	3.78	3.84	3.97	3.95	3.93
Efficiency ratio (6)	64.15	64.54	63.84	65.87	62.51
Net loans charged off to average portfolio loans (1)	0.19	0.14	0.29	(0.36)	0.38
Allowance for loan losses to portfolio loans	1.97	2.00	2.06	2.07	2.13
Nonperforming assets to portfolio loans plus ORAA (end of period)	0.69	0.61	0.65	0.71	0.76
Nonperforming assets to total assets (end of period)	0.52	0.44	0.48	0.51	0.54
Average equity to average assets	8.53	8.44	8.55	8.43	8.38
Leverage ratio	8.29	8.21	8.14	7.98	7.86
Tier 1 capital ratio	10.13	9.96	10.09	9.94	9.91
Total capital ratio	13.37	13.20	13.39	13.22	13.20

(1)	The provision for loan losses and net loans charged off during the fourth quarter of 2005 reflect an insurance settlement of $9.1 million accounted for as a loan loss recovery.

(2)	Total fees and other income includes a cumulative charge of $3.6 million on swaps related to brokered certificates during the fourth quarter of 2005 and a $2.9 million gain on the sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.

(3)	Investment securities gains (losses) includes a net loss of $9.0 million on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005.

(4)	Noninterest expense includes a contribution to Citizens charitable foundation of $1.5 million during the first quarter of 2006.

(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(6)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Banking Corporation’s financial condition and results of operations for the three and nine month periods ended September 30, 2006. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2005 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2005 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Banking Corporation and its subsidiaries. References to the “Holding Company” refer solely to Citizens Banking Corporation.
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
Citizens Republic Bancorp
On June 27, 2006, Citizens and Republic Bancorp (NASDAQ symbol RBNC) (“Republic”) announced that they had agreed to merge Republic into Citizens to create the new Citizens Republic Bancorp. On October 24, 2006, Citizens filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) that included a definitive proxy statement/prospectus. The definitive proxy statement/prospectus was also sent to shareholders for their review. Citizens and Republic will each hold a special shareholders’ meeting on November 30, 2006 to approve the issuance of Citizens stock and to approve and adopt the merger agreement, respectively. The merger is still expected to be completed in the fourth quarter of 2006, subject to regulatory and shareholder approvals and other customary closing conditions.

Subsequent Events
On October 2, 2006, the Compensation Committee of the Board of Directors of Citizens Banking Corporation approved various changes to Citizens’ employee benefits programs. Effective December 31, 2006, Citizens’ current defined benefit pension plans (the “DB Plans”) will be “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan (the “DC Plan”). All employees eligible to participate in the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan have been impacted. By freezing the DB Plans, Citizens estimates it will record a net curtailment loss in the range of $0.8 million to $1.5 million in the fourth quarter of 2006. Citizens estimates total pension expense (defined benefit and defined contribution) for 2007 will be lower than in 2006.
On October 3, 2006, Citizens Funding Trust I (the “Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the Trust, will accrue from the original issue date and will be payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The proceeds from the offering will be used to finance the cash portion of the consideration to be paid in Citizens’ merger with Republic and for general corporate purposes.
Results of Operations
Summary
Citizens earned net income of $21.0 million for the three months ended September 30, 2006. This is consistent with the third quarter of 2005 net income of $21.0 million. Diluted net income per share was $0.49, an increase of 2.1% over the same quarter of last year. Annualized returns on average assets and average equity during the third quarter of 2006 were 1.08% and 12.63%, respectively, compared with 1.06% and 12.71% for the third quarter of 2005.
Net income for the first nine months of 2006 totaled $62.6 million or $1.46 per diluted share, which represents an increase in net income of $1.0 million or 1.6% and $0.05 or 3.5% per diluted share over the same period of 2005.
Results for the third quarter of 2006 reflect another quarter of consistent earnings in a challenging banking environment. Improvements in the provision for loan losses, noninterest expense, and income tax provision over the third quarter of 2005 were offset by lower net interest income and noninterest income. The effects of a flattened yield curve are expected to place continued pressure on net interest margin, which Citizens will try to mitigate by continuing to grow earning assets.
Citizens’ total assets at September 30, 2006 were $7.7 billion, essentially unchanged from December 31, 2005 and a decrease of $102.8 million or 1.3% from September 30, 2005. Total portfolio loans increased $137.3 million or 2.4% over December 31, 2005 and $184.1 million or 3.3% over September 30, 2005 due to growth in the commercial and commercial real estate portfolios, partially offset by a reduction in the direct consumer loan portfolio. The increases in total portfolio loans were partially offset by declines in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and declines in the direct consumer loan portfolio due to weak consumer demand in most of Citizens’ markets.
Total deposits at September 30, 2006 increased $151.5 million or 2.8% from December 31, 2005 to $5.6 billion and increased $398.9 million or 7.6% from September 30, 2005. Core deposits, which exclude all time deposits, totaled $3.1 billion at September 30, 2006, a decrease of $196.6 million or 6.0% from December 31, 2005 and a decrease of $247.5 million or 7.4% from September 30, 2005. The decreases in core deposits were largely the result of clients migrating their funds from lower cost savings and transaction accounts into other savings and time deposits with higher yields. Time deposits totaled $2.5 billion at September 30, 2006, an increase of $348.1 million or 16.0% compared with December 31, 2005 and an increase of $646.3 million or 34.4% over September 30, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth. Additionally, the increase in time deposits from September 30, 2005 was partially due to an additional $86.6 million in brokered certificates of deposit, primarily added in the fourth quarter of 2005, which is one of many wholesale funding alternatives used by Citizens.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2006 and 2005 is presented below.

Average Balances/Net Interest Income/Average Rates

	2006			2005
Three Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,048	$21	4.08	$2,691	$16	2.30
Investment securities (3):
Taxable	1,115,959	12,574	4.51	1,381,469	14,845	4.30
Tax-exempt	449,364	5,278	7.23	428,534	5,109	7.34
Mortgage loans held for sale	16,743	253	6.04	40,836	529	5.18
Portfolio Loans (4):
Commercial	1,740,592	32,523	7.54	1,622,724	25,491	6.36
Commercial real estate	1,458,104	26,674	7.26	1,352,733	21,910	6.43
Residential mortgage loans	545,907	7,852	5.75	520,861	7,218	5.54
Direct consumer	1,093,724	21,213	7.69	1,178,476	19,194	6.46
Indirect consumer	855,229	14,356	6.66	856,207	14,194	6.58

Total portfolio loans	5,693,556	102,618	7.20	5,531,001	88,007	6.36

Total earning assets (3)	7,277,670	120,744	6.78	7,384,531	108,506	6.02
Nonearning Assets
Cash and due from banks	165,403			158,631
Bank premises and equipment	119,246			121,142
Investment security fair value adjustment	(12,203)			8,321
Other nonearning assets	288,493			267,861
Allowance for loan losses	(114,302)			(119,695)

Total assets	$7,724,307			$7,820,791

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$753,412	$1,219	0.64	$1,016,366	$1,705	0.67
Savings deposits	1,511,956	10,724	2.81	1,471,878	5,742	1.55
Time deposits	2,489,653	28,061	4.47	1,810,928	14,412	3.16
Short-term borrowings	321,140	3,596	4.44	900,520	7,707	3.40
Long-term debt	980,584	11,499	4.66	942,624	9,298	3.92

Total interest-bearing liabilities	6,056,745	55,099	3.61	6,142,316	38,864	2.51
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	925,004			939,668
Other liabilities	83,749			83,671
Shareholders’ equity	658,809			655,136

Total liabilities and shareholders’ equity	$7,724,307			$7,820,791

Net Interest Income		$65,645			$69,642

Interest Spread (5)			3.17%			3.51%
Contribution of noninterest bearing sources of funds			0.61			0.42

Net Interest Margin (5)(6)			3.78%			3.93%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.4 million and $3.3 million for the three months ended September 30, 2006 and 2005, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2006			2005
Nine Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,703	$34	2.69	$2,570	$43	2.22
Investment securities (3):
Taxable	1,151,859	39,248	4.54	1,417,647	44,512	4.19
Tax-exempt	447,842	15,854	7.26	423,564	15,453	7.48
Mortgage loans held for sale	18,191	785	5.75	36,920	1,497	5.41
Portfolio Loans (4):
Commercial	1,697,656	90,834	7.28	1,626,133	70,942	5.96
Commercial real estate	1,433,563	75,996	7.09	1,321,703	61,923	6.27
Residential mortgage loans	544,065	23,354	5.72	506,154	21,068	5.55
Direct consumer	1,106,930	61,825	7.47	1,176,047	54,686	6.22
Indirect consumer	839,972	41,621	6.62	835,741	41,167	6.59

Total portfolio loans	5,622,186	293,630	7.02	5,465,778	249,786	6.15

Total earning assets (3)	7,241,781	349,551	6.64	7,346,479	311,291	5.84
Nonearning Assets
Cash and due from banks	162,992			156,556
Bank premises and equipment	120,407			121,303
Investment security fair value adjustment	(11,377)			14,168
Other nonearning assets	284,734			267,881
Allowance for loan losses	(115,235)			(120,502)

Total assets	$7,683,302			$7,785,885

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$799,570	$3,854	0.64	$1,079,770	$5,506	0.68
Savings deposits	1,477,773	28,154	2.55	1,536,209	15,643	1.36
Time deposits	2,386,736	74,293	4.16	1,739,284	37,903	2.91
Short-term borrowings	399,412	12,727	4.26	836,980	18,848	3.01
Long-term debt	960,107	31,413	4.37	932,035	26,737	3.83

Total interest-bearing liabilities	6,023,598	150,441	3.34	6,124,278	104,637	2.28
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	920,992			924,737
Other liabilities	85,182			84,084
Shareholders’ equity	653,530			652,786

Total liabilities and shareholders’ equity	$7,683,302			$7,785,885

Net Interest Income		$199,110			$206,654

Interest Spread (5)			3.30%			3.56%
Contribution of noninterest bearing sources of funds			0.56			0.38

Net Interest Margin (5)(6)			3.86%			3.94%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $10.2 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
Net interest income was $65.6 million in the third quarter of 2006, down from $69.6 million in the same quarter of 2005. The decrease in net interest income resulted from a decline in the net interest margin and a decrease in average earning assets of $106.9 million. The decline in average earning assets resulted from a $244.7 million reduction in the investment portfolio, a $24.1 million reduction in mortgage loans held for sale, and a $85.7 million decrease in the consumer loan portfolios, partially offset by growth of $223.2 million in the commercial and commercial real estate loan portfolios and growth of $25.0 million in the residential mortgage portfolio. For the nine months ended September 30, 2006, net interest income was $199.1 million, compared with $206.7 million for the same period of 2005. The decrease resulted from a lower net interest margin and a decrease in average earning assets of $104.7 million. The decline in average earning assets resulted from a $241.5 million reduction in the investment portfolio, a $18.7 million reduction in mortgage loans held for sale, and a $64.9 million decrease in the consumer loan portfolio, partially offset by growth of $183.4 million in the commercial and commercial real estate loan portfolios and growth of $37.9 million in the residential mortgage portfolio. The decreases in investment securities balances were the result of the fourth quarter of 2005 portfolio restructuring and maturing balances not being fully reinvested.
Net interest margin was 3.78% for the third quarter of 2006 compared with 3.93% for the third quarter of 2005. For the nine months ended September 30, 2006, net interest margin declined to 3.86% compared with 3.94% for the same period of 2005. The decreases were due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, continued pricing pressure on loans, and the continued effects of the interest rate environment, partially offset by the restructuring of the investment portfolio in the fourth quarter of 2005 and a shift in asset mix from investment securities to higher yielding commercial loans.
The table below shows the effect of changes in average balances (“volume”) and yield (“rate”) on interest income, interest expense and net interest income for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2006 compared with 2005	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	5	10	(5)	(9)	7	(16)
Investment securities:
Taxable	(2,271)	693	(2,964)	(5,264)	3,570	(8,834)
Tax-exempt	169	(77)	246	401	(467)	868
Mortgage loans held for sale	(276)	77	(353)	(712)	91	(803)
Loans:
Commercial	7,032	5,083	1,949	19,892	16,657	3,235
Commercial real estate	4,764	2,974	1,790	14,073	8,562	5,511
Residential mortgage loans	634	280	354	2,286	673	1,613
Direct consumer	2,019	3,471	(1,452)	7,139	10,499	(3,360)
Indirect consumer	162	178	(16)	454	245	209

Total portfolio loans	14,611	11,986	2,625	43,844	36,636	7,208

Total	12,238	12,689	(451)	38,260	39,837	(1,577)

Interest Expense:
Deposits:
Interest-bearing demand	(486)	(59)	(427)	(1,652)	(288)	(1,364)
Savings	4,982	4,822	160	12,511	13,128	(617)
Time	13,649	7,182	6,467	36,390	19,470	16,920
Short-term borrowings	(4,111)	1,881	(5,992)	(6,121)	6,012	(12,133)
Long-term debt	2,201	1,814	387	4,676	3,851	825

Total	16,235	15,640	595	45,804	42,173	3,631

Net Interest Income	$(3,997)	$(2,951)	$(1,046)	$(7,544)	$(2,336)	$(5,208)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income of $4.0 million for the three months ended September 30, 2006 compared with the same period of 2005 reflects rate and volume variances which were unfavorable in the aggregate.
Unfavorable volume variances in the taxable investments, mortgage loans held for sale and consumer loan portfolios were partially offset by favorable volume variances in the commercial, commercial real estate, residential mortgage, and tax-exempt investment portfolios. Unfavorable volume variances in the taxable investment portfolio were the result of the restructuring of the portfolio in the fourth quarter of 2005 and maturing balances not being fully reinvested. Unfavorable volume variances in time deposits, savings, and long-term debt were partially offset by favorable volume variances in interest-bearing demand and short-term borrowings. The unfavorable variances were the result of customers migrating funds from lower yielding deposit products into higher yielding savings and time deposits in response to increases in short and intermediate term interest rates. The favorable volume variance in short-term borrowings was the result of reduced funding needs driven by declines in investment securities balances.
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
The decrease in net interest income of $7.5 million for the nine months ended September 30, 2006 reflects rate and volume variances which were unfavorable in the aggregate.

Unfavorable volume variances in the taxable investments, mortgage loans held for sale and direct consumer loan portfolios were partially offset by favorable volume variances in the commercial, commercial real estate, residential mortgage, indirect consumer, and tax-exempt investment portfolios. Unfavorable volume variances in the taxable investment portfolio were the result of the restructuring of the portfolio in the fourth quarter of 2005 and maturing balances not being fully reinvested. Unfavorable volume variances in time deposits, and long-term debt were partially offset by favorable volume variances in interest-bearing demand, savings, and short-term borrowings. The unfavorable variances were the result of customers migrating funds from lower yielding deposit products into higher yielding time deposits in response to increases in short and intermediate term interest rates. The favorable volume variance in short-term borrowings was the result of reduced funding needs driven by declines in investment securities balances.
Unfavorable rate variances on liabilities were partially offset by favorable rate variances on assets. The unfavorable rate variances for tax-exempt investment securities was the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates. The favorable rate variance for taxable investment securities was the result of the restructuring of the portfolio during the fourth quarter of 2005. Favorable rate variances on the remaining asset categories and unfavorable rate variances on liabilities were the result of increases in short and intermediate term market interest rates.
Excluding the interest expense related to the $150.0 million of enhanced trust preferred securities issued on October 3, 2006, Citizens anticipates net interest income for the fourth quarter of 2006 will be slightly lower than the third quarter of 2006 due to anticipated margin compression driven by the continued migration of funds by customers from lower yielding deposit products into higher yielding deposit products.
Noninterest Income
Noninterest income for the third quarter of 2006 was $23.5 million, a decrease of $0.4 million or 1.7% from the third quarter of 2005. The decrease from the third quarter of 2005 was primarily the result of decreases in mortgage and other loan income, ATM network user fees, and other income, partially offset by increases in service charges on deposit accounts and bankcard fees. For the first nine months of 2006, noninterest income totaled $72.9 million, an increase of $3.3 million or 4.8% over the same period of 2005. The increase was primarily the result of higher service charges on deposit accounts, trust fees, bankcard fees and fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006, partially offset by decreases in mortgage and other loan income, brokerage and investment fees, and ATM network user fees.
Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2006		September 30,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Service charges on deposit accounts	$9,674	$9,343	$331	3.5%	$28,070	$26,452	$1,618	6.1%
Trust fees	4,633	4,541	92	2.0	14,647	13,456	1,191	8.9
Mortgage and other loan income	2,267	2,450	(183)	(7.5)	6,383	6,884	(501)	(7.3)
Brokerage and investment fees	1,885	1,974	(89)	(4.6)	5,103	5,857	(754)	(12.9)
ATM network user fees	988	1,194	(206)	(17.3)	2,993	3,291	(298)	(9.0)
Bankcard fees	1,213	976	237	24.5	3,399	2,777	622	22.4
Investment securities gains	—	—	—	—	61	43	18	42.8
Fair value change in CD swap derivatives	—	—	—	—	(207)	—	(207)	N/M
Other	2,884	3,463	(579)	(16.7)	12,410	10,788	1,622	15.0

Total noninterest income	$23,544	$23,941	$(397)	(1.7)	$72,859	$69,548	$3,311	4.8

N/M — Not Meaningful
The increases in service charges on deposit accounts were the result of revenue enhancement initiatives implemented in the first quarter of 2006.
The increases in trust fees were attributable to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Total trust assets under administration of $2.6 billion at September 30, 2006 were essentially unchanged from September 30, 2005.
The decreases in mortgage and other loan income reflect the impact of an unfavorable rate environment since the first quarter of 2005.

The decreases in brokerage and investment fees were the result of Citizens shifting a large portion of its brokerage fee production from reliance on referrals from the branch network to its Investment Center financial consultants. This change supports Citizens’ strategy of growing low-cost deposits, as the financial consultants increase their focus on attracting funds from new sources outside of Citizens and the branch network continues to improve on providing an enhanced client experience. While the long-term impact is expected to be positive, these changes reduced revenue in the first nine months of 2006 as the financial consultants adjusted their sales process to create new opportunities.
For the third quarter of 2006, all other noninterest income categories, which include ATM network user fees, bankcard fees, fair value change in CD swap derivatives, other income, and investment securities gains (losses), totaled $5.1 million, a decrease of $0.5 million or 9.7% from the third quarter of 2005. The decrease was primarily the result of lower ATM network user fees, lower title insurance fees as a result of lower mortgage origination volume and closing Citizens’ title company in conjunction with the PHH Mortgage alliance, and $0.4 million received in the third quarter of 2005 related to the Holding Company’s venture capital investment in a limited partnership. For the first nine months of 2006, all other noninterest income categories totaled $18.7 million, an increase of $1.8 million or 10.4% over the same period of 2005. The increase was primarily the result of the aforementioned $2.9 million gain, partially offset by the effects of three items received in 2005: a performance-related penalty received from a third party vendor, a preference payment on Citizens’ membership interest in the PULSE ATM network, and income recognized in conjunction with the aforementioned venture capital investment by the Holding Company.
Citizens anticipates total noninterest income for the fourth quarter of 2006 will be consistent with or slightly higher than the third quarter of 2006 due to anticipated increases in trust income and mortgage and other loan income.
Noninterest Expense
Noninterest expense for the third quarter of 2006 was $59.4 million, a decrease of $1.1 million or 1.9% from the third quarter of 2005. The decrease resulted from lower salaries and employee benefits, professional services, and advertising and public relations, partially offset by increases in occupancy, data processing, telephone, and other loan expenses. For the first nine months of 2006, noninterest expense totaled $181.0 million, a decrease of $1.1 million or 0.6% from the same period of 2005 as reductions in salaries and employee benefits, professional services, equipment, and advertising and public relations were substantially offset by increases in data processing fees, other loan expenses, and other expenses.
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2006		September 30,		Change in 2006
(dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$32,569	$34,060	$(1,491)	(4.4)%	$97,515	$99,762	$(2,247)	(2.3)%
Occupancy	5,604	5,255	349	6.7	16,837	16,500	337	2.0
Professional services	3,486	4,517	(1,031)	(22.8)	11,267	12,442	(1,175)	(9.4)
Equipment	3,191	3,133	58	1.9	9,658	11,371	(1,713)	(15.1)
Data processing services	3,779	3,188	591	18.5	11,232	10,056	1,176	11.7
Advertising and public relations	1,211	1,717	(506)	(29.5)	4,179	5,283	(1,104)	(20.9)
Postage and delivery	1,559	1,512	47	3.1	4,650	4,622	28	0.6
Telephone	1,394	1,242	152	12.2	4,250	4,148	102	2.5
Other loan expenses	1,407	720	687	95.3	3,040	1,969	1,071	54.4
Stationery and supplies	653	726	(73)	(10.0)	2,011	2,247	(236)	(10.5)
Intangible asset amortization	725	725	—	—	2,174	2,174	—	—
Other	3,824	3,755	69	1.8	14,226	11,567	2,659	23.0

Total noninterest expense	$59,402	$60,550	$(1,148)	(1.9)	$181,039	$182,141	$(1,102)	(0.6)

The decrease in salary and employee benefits for the three month period was due to lower hospitalization, pension, and employee post-retirement benefit expenses. Salary costs included $0.3 million in severance for the third quarter of 2006, and $0.4 million in the third quarter of 2005. Citizens had 2,070 full-time equivalent employees at September 30, 2006, down from 2,144 at September 30, 2005. The decrease for the nine month period was the result of lower hospitalization, pension, and employee post-retirement benefit expenses, partially offset by increases in salary costs due to merit increases awarded in 2006 and higher stock-based compensation resulting from a 2005 plan enhancement awarding primarily restricted stock to employees.
The increases in occupancy costs were the result of higher seasonal maintenance costs, higher rent expense associated with new facilities in two Michigan markets, and higher energy costs incurred at Citizens’ properties.

The decreases in professional services were the result of several initiatives during late 2005 and early 2006 targeted at developing corporate strategies to produce enhanced profitability and revenue momentum, enhancing overall corporate risk management and ensuring regulatory compliance.
The decrease in equipment costs for the nine month period was due to $1.5 million in additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy.
The increases in data processing fees were the result of implementing enhanced technology initiatives related to customer online banking functionality.
The decreases in advertising and public relations expense were the result of media campaigns conducted during the third quarter of 2005 and an overall reduction in the amount of market-specific advertising completed in 2006.
The increases in other loan expenses were due to higher other mortgage processing fees due to the alliance with PHH Mortgage and higher expenses related to processing commercial loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit.
For the third quarter of 2006, all other noninterest expense categories, which include postage and delivery, telephone, stationery and supplies, intangible asset amortization, and other expenses, totaled $8.2 million, an increase of $0.2 million or 2.4% from the third quarter of 2005. The increase was primarily a result of higher training and travel expenses, telephone, expenses related to other real estate owned, and state taxes, partially offset by lower service fees and non-credit related losses. For the first nine months of 2006, all other noninterest expense categories totaled $27.3 million, an increase of $2.6 million or 10.3% over the same period of 2005. The increase was primarily the result of Citizens contributing $1.5 million to its charitable foundation during the first quarter of 2006 and the non-credit related losses from a third party vendor contract and write downs of tax-credit related investments in low income housing and community development projects incurred in the second quarter of 2006.
Excluding the pension curtailment expense described above in “Subsequent Events,” Citizens anticipates noninterest expenses for the fourth quarter of 2006 will be consistent with or slightly higher than the third quarter of 2006 due to increases in salaries and employee benefits and advertising and public relations.
Income Taxes
Income tax provision for the third quarter of 2006 was $7.6 million, a decrease of $0.4 million or 5.3% from the third quarter of 2005. For the first nine months of 2006, income tax provision totaled $23.0 million, a decrease of $1.1 million or 4.5% from the same period of 2005. The decreases were the result of a $1.3 million ($0.8 million after-tax) reduction in the deferred Wisconsin state income tax asset during the second quarter of 2005 as a result of the April 2005 merger of the Michigan and Wisconsin bank charters.
The effective tax rate was 26.63% for the third quarter of 2006 compared with 27.70% for the third quarter of 2005.
Citizens anticipates the effective income tax rate for the fourth quarter of 2006 will be consistent with or slightly lower than the third quarter of 2006.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Commercial Banking	$12,135	$10,582	$33,067	$27,173
Consumer Banking	8,822	8,617	28,284	29,340
Wealth Management	741	526	2,457	1,563
Other	(717)	1,267	(1,164)	3,561

Net Income	$20,981	$20,992	$62,644	$61,637

Commercial Banking
The increase in net income in both the three and nine month periods ended September 30, 2006 was due to increases in noninterest income, along with a decrease in the provision for loan losses, partially offset by higher income tax expenses. During the three month period ended September 30, 2006 a slight decline in net interest income was largely offset by a decline in noninterest expenses. For the nine month period ended September 30, 2006, net interest income increased while noninterest expense remained essentially flat. The decrease in net interest income for the three month period was the result of lower net interest margin, partially offset by growth in balances in both the commercial and commercial real estate portfolios. For the nine month period ended September 30, 2006, the increase in net interest income was a result of growth in both the commercial and commercial real estate portfolios, partially offset by lower net interest margin. The provision for loan losses decreased in both periods, reflecting the lower overall risk profile of portfolio loans. The increases in noninterest income for both periods were largely the result of higher fees associated with commercial lines of credit. The decrease in noninterest expense during the three month period was due to lower allocations of information technology and loan processing related costs, partially offset by higher compensation costs.
Consumer Banking
Net income increased for the three month period ended September 30, 2006 and decreased for the nine month period ended September 30, 2006, compared to the same periods of the prior year. The increase in net income for the three month period was due to lower noninterest expense and lower provision for loan losses, partially offset by lower net interest income and lower noninterest income. The decrease in net income for the nine month period ended September 30, 2006, was due to lower net interest income and higher provision for loan losses, partially offset by higher noninterest income and lower noninterest expense. The decline in net interest income in both periods was a result of lower net interest spreads on loans, a decline in balances in the consumer loan portfolio, and the continuing migration of deposits to higher rate products with lower spreads. The provision for loan losses was slightly lower during the three month period due to an improvement in net chargeoffs. For the nine month period ended September 30, 2006, the increase in provision for loan losses was mainly a result of negative provision expense in the prior year period partially offset by lower net chargeoffs. The decrease in noninterest income for the three month period ended September 30, 2006 was due to lower title fee income, related to the closing of Citizens’ title company in conjunction with the PHH Mortgage Alliance, lower mortgage income due to a decline in mortgage volume, and decreased brokerage and investment fees. These decreases were partially offset by increases in service charges on deposit accounts and bankcard fee income. The increase in noninterest income for the nine month period ended September 30, 2006 was largely due to recognizing the $2.9 million gain on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006, partially offset by lower mortgage, title, and brokerage fee income. The decreases in noninterest expense compared to both prior year periods were mainly the result of lower salary and benefits, equipment expense, advertising and marketing expenses, and non-credit related losses, which were partially offset by increases in travel and training, and postage and delivery expenses.
Wealth Management
Net income increased during the three and nine month periods ended September 30, 2006 compared with the same periods of the prior year. The increases were the result of higher net interest income and noninterest income, partially offset by higher noninterest expense. The increases in noninterest income were primarily a result of higher trust fees driven by stronger financial markets, continued execution of the sales management process and improved pricing discipline, and higher brokerage fees generated by investment center financial consultants. The increases in noninterest expense during the three and nine month periods ended September 30, 2006 were related to higher professional service expense, advertising and public relations expense, travel and training expenses, and data processing expenses, partially offset by lower salary and benefits expense and lower trust related losses.

Other
Net income declined in both the three and nine month periods ended September 30, 2006 compared with the same periods of the prior year. The decreases were the result of lower net interest income, and lower noninterest income, and higher noninterest expense. The reductions in net interest income for both the three and nine month periods were mainly the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest income in the three month period ended September 30, 2006 was mainly a result of income received in the third quarter of 2005 related to Citizens’ parent company’s venture capital investment in a limited partnership. The decrease in noninterest income for the nine month period was due to the aforementioned venture capital investment income, along with the change in the market value of swaps hedging brokered certificates of deposit that did not qualify for hedge accounting. These swaps were sold during the first quarter of 2006. All remaining swaps hedging brokered certificates of deposit qualified for hedge accounting treatment as of the end of January 2006. The increases in noninterest expense were primarily a result of higher data processing expenses, corporate and backoffice overhead allocations, and a $1.5 million contribution to Citizens’ charitable foundation which occurred in the first quarter of 2006.
Financial Condition
Citizens’ total assets at September 30, 2006 were $7.7 billion, essentially unchanged from December 31, 2005 and a decrease of $102.8 million or 1.3% from September 30, 2005. Total portfolio loans increased $137.3 million or 2.4% over December 31, 2005 and $184.1 million or 3.3% over September 30, 2005. The increases in total portfolio loans were partially offset by declines in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and declines in the direct consumer loan portfolio due to weak consumer demand in most of Citizens’ markets.
Investment Securities and Money Market Investments
Total investments, including interest-bearing deposits with banks, were $1.5 billion at September 30, 2006, a decrease of $100.5 million or 6.1% from December 31, 2005 and a decrease of $257.2 million or 14.3% from September 30, 2005. The decreases were the result of maturing balances not being fully reinvested. Additionally, the decrease from September 30, 2005 includes the effect of restructuring the investment portfolio in the fourth quarter of 2005.
Portfolio Loans
Portfolio loans increased $137.3 million or 2.4% compared with December 31, 2005 and increased $184.1 million or 3.3% over September 30, 2005. The increases were the result of growth in commercial and commercial real estate loans, partially offset by a decrease in the direct consumer loan portfolio.
Commercial and commercial real estate loans at September 30, 2006 increased $167.7 million or 5.4% over December 31, 2005 to $3.3 billion and increased $256.9 million or 8.6% compared with September 30, 2005. These improvements were a result of new relationships in Michigan and Wisconsin markets and continued strong growth in the Southeast Michigan market.
Residential mortgage loans at September 30, 2006 were $545.2 million, an increase of $5.3 million or 1.0% from December 31, 2005 and an increase of $13.2 million or 2.5% over September 30, 2005. The increases were primarily the result of retaining most new adjustable-rate mortgage (ARM) production. As a result of the PHH Mortgage alliance implemented in June 2006, Citizens now sells substantially all of its origination volume to PHH Mortgage.
Total consumer loans, which are comprised of direct and indirect loans, were $2.0 billion at September 30, 2006, a decrease of $35.8 million or 1.8% from December 31, 2005 and a decrease of $86.1 million or 4.2% from September 30, 2005. Direct consumer loans, which includes direct installment, home equity, and other consumer loans, declined by $51.2 million or 4.5% from December 31, 2005 and decreased $80.6 million or 6.9% from September 30, 2005. The declines were due to a decrease in historically strong activity where consumers repay their installment loans using home equity loans and weaker consumer demand in Citizens’ markets. Indirect consumer loans, which are primarily marine and recreational vehicle loans, totaled $859.6 million, an increase of $15.5 million or 1.8% over December 31, 2005 resulting from an increase in seasonal interest for indirect lending, and essentially unchanged from September 30, 2005.
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

Mortgage Loans Held for Sale
Mortgage loans held for sale were $11.7 million at September 30, 2006, a decrease of $4.6 million or 28.1% compared with December 31, 2005 and a decrease of $18.2 million or 60.8% from September 30, 2005. Citizens now sells substantially all of its origination volume to PHH Mortgage and receives final payment in ten days, which represents a quicker settlement than was previously achieved in the secondary market.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and nine months ended September 30, 2006 and 2005 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Allowance for loan losses — beginning of period	$114,560	$119,967	$116,400	$122,184
Provision for loan losses	1,190	4,000	5,329	8,396
Charge-offs	4,257	7,956	15,046	20,891
Recoveries	1,583	2,615	6,393	8,937

Net charge-offs	2,674	5,341	8,653	11,954

Allowance for loan losses — end of period	$113,076	$118,626	$113,076	$118,626

Portfolio loans outstanding at period end (1)	$5,753,375	$5,569,274	$5,753,375	$5,569,274
Average portfolio loans outstanding during period (1)	5,693,556	5,531,001	5,622,186	5,465,778
Allowance for loan losses as a percentage of portfolio loans	1.97%	2.13%	1.97%	2.13%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.19	0.38	0.21	0.29

(1)	Balances exclude mortgage loans held for sale.
The decrease in net charge-offs in the third quarter 2006 was due to lower net charge-offs in all loan portfolios except residential mortgages.
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
The allowance for loan losses totaled $113.1 million or 1.97% of portfolio loans at September 30, 2006, a decrease of $3.3 million and $5.6 million from December 31, 2005 and September 30, 2005, respectively. At September 30, 2006, the specific allowance allocated to commercial and commercial real estate credits totaled $6.4 million, compared with $5.1 million at December 31, 2005 and $8.5 million at September 30, 2005. The increase over December 31, 2005 was attributable to a combination of additional small-balance credits being reclassified, partially offset by generally lower risk factors being applied. The decrease from September 30, 2005 was due to lower risk factors and smaller balance credits.
The total formula risk allocated allowance totaled $100.3 million as of September 30, 2006, compared with $101.4 million at December 31, 2005 and $83.0 million at September 30, 2005. The amount allocated to commercial and commercial real estate loans, including construction loans, totaled $53.6 million at September 30, 2006 compared with $55.2 million at December 31, 2005 and $61.8 million at September 30, 2005. The decreases from December 31, 2005 and September 30, 2005 were due to lower overall risk factors. The risk allocated allowance for residential real estate loans totaled $7.4 million at September 30, 2006, compared with $6.3 million at December 31, 2005 and $5.8 million at September 30, 2005. The increases over December 31, 2005 and September 30, 2005 reflected a combination of higher balances and higher risk factors. The risk allocated allowance for consumer loans, excluding mortgage loans, totaled $39.3 million at September 30, 2006, compared with $39.9 million at December 31, 2005 and $15.4 million at September 30, 2005. The decrease from December 31, 2005 reflected both lower balances and slightly lower risk factors. The increase over September 30, 2005 reflected an increase in the risk factors and a re-classification from the general valuation allowances.
The general valuation allowances decreased to $6.4 million at September 30, 2006 compared with $9.9 million at December 31, 2005 and $27.1 million at September 30, 2005. The decrease from December 31, 2005 was the result of continued refinement in the calculation relating to the automotive industry, elimination of a commercial reserve based on a higher degree of confidence in the experience of the lending staff and refinement of indirect consumer factors. The decrease from September 30, 2005 reflected a re-classification of general reserves into the risk allocated allowance, particularly indirect consumer loans. The general valuation portion of the allowance is maintained to address the uncertainty of potential losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio, and other factors deemed relevant by management’s judgment.
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
Based on seasonal business trends and the overall risk in the loan portfolio, Citizens anticipates net charge-offs for the fourth quarter of 2006 will be slightly higher than the third quarter of 2006. Citizens anticipates provision expense for the fourth quarter of 2006 will be consistent with the third quarter of 2006.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms, and real estate related to repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of loss in the future. The table below provides a summary of nonperforming assets as of September 30, 2006, December 31, 2005 and September 30, 2005.

Nonperforming Assets

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Nonperforming Loans
Nonaccrual Commercial:
Commercial	$8,440	$11,880	$14,457
Commercial real estate	7,835	5,068	5,720

Total commercial	16,275	16,948	20,177
Nonaccrual Consumer:
Direct	3,972	4,326	4,459
Indirect	781	2,454	962

Total consumer	4,753	6,780	5,421
Nonaccrual Mortgage:	10,536	8,412	9,929

Total nonaccrual loans	31,564	32,140	35,527
Loans 90 days past due and still accruing	303	238	92
Restructured loans	391	—	13

Total nonperforming loans	32,258	32,378	35,632
Other Repossessed Assets Acquired (ORAA)	7,767	7,351	6,984

Total nonperforming assets	$40,025	$39,729	$42,616

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	0.69%	0.71%	0.76%
Nonperforming assets as a percent of total assets	0.52	0.51	0.54
Allowance for loan loss as a percent of nonperforming loans	350.54	359.50	332.92
Allowance for loan loss as a percent of nonperforming assets	282.51	292.98	278.36

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $40.0 million at September 30, 2006, an increase of $0.3 million or 0.7% compared with December 31, 2005 and a decrease of $2.6 million or 6.1% compared with September 30, 2005. The increase from December 31, 2005 was due to an increase in nonperforming commercial real estate loans and residential mortgages offset by a decrease in nonperforming commercial and consumer loans. The increase in nonperforming commercial real estate loans and residential mortgages reflects the weakening economy in Michigan and depressed real estate values. The decrease in nonperforming consumer loans reflected more aggressive collection workout efforts. The decrease in commercial loans reflects the second quarter of 2006 sale of nonperforming loans with balances of $4.5 million. Nonperforming assets at September 30, 2006 represented 0.69% of portfolio loans plus other repossessed assets acquired compared with 0.71% at December 31, 2005 and 0.76% at September 30, 2005. Nonperforming commercial loan inflows decreased to $7.5 million in the third quarter of 2006, compared with $10.6 million in the fourth quarter of 2005 and $9.9 million in the third quarter of 2005, while outflows decreased to $5.0 million for the third quarter of 2006 compared with $13.8 million in the fourth quarter of 2005 and decreased from $17.3 million in the third quarter of 2005. Nonperforming loans at September 30, 2006 include $0.4 million in restructured commercial loans, which have been reclassified from the commercial subtotal as a result of revising the terms of the notes in an effort to improve collectibility in future periods.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of September 30, 2006, watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) amounted to $158.2 million, or 2.7% of total portfolio loans, compared with $163.7 million or 2.9% of total portfolio loans at December 31, 2005 and $150.9 million or 2.7% of total portfolio loans as of September 30, 2005. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
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

Deposits
Total deposits at September 30, 2006 increased $151.5 million or 2.8% from December 31, 2005 to $5.6 billion and increased $398.9 million or 7.6% from September 30, 2005. Core deposits, which exclude all time deposits, totaled $3.1 billion at September 30, 2006, a decrease of $196.6 million or 6.0% from December 31, 2005 and a decrease of $247.5 million or 7.4% from September 30, 2005. The decreases in core deposits were largely the result of clients migrating their funds from lower cost savings and transaction accounts into other savings and time deposits with higher yields. Time deposits totaled $2.5 billion at September 30, 2006, an increase of $348.1 million or 16.0% compared with December 31, 2005 and an increase of $646.3 million or 34.4% from September 30, 2005. The increases were largely the result of clients migrating their funds from lower-cost deposits and some new client growth.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At September 30, 2006, Citizens had $287.8 million in brokered deposits, compared to $340.6 million at December 31, 2005 and $201.2 million at September 30, 2005. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at September 30, 2006 Citizens had approximately $979.1 million of time deposits of $100,000 or more, compared with $751.8 million at December 31, 2005 and $668.7 million at September 30, 2005. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term borrowed funds at September 30, 2006 totaled $356.0 million, a decrease of $173.1 million or 32.7% from December 31, 2005 and a decrease of $572.6 million or 61.7% compared with September 30, 2005. The decrease in short-term borrowings was the result of deposit growth in the final three quarters of 2005 which continued into the first three quarters of 2006.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks and debt issued by the Holding Company. Long-term debt at September 30, 2006 totaled $1.0 billion, an increase of $13.0 million or 1.3% from December 31, 2005 and an increase of $61.3 million or 6.4% over September 30, 2005.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of September 30, 2006, December 31, 2005 and September 30, 2005 are presented below.

Capital Ratios	Regulatory Minimum
		“Well-	September 30,	December 31,	September 30,
	Required	Capitalized”	2006	2005	2005

Risk based:
Tier 1 capital	4.00%	6.00%	10.13%	9.94%	9.91%
Total capital	8.00	10.00	13.37	13.22	13.20

Tier 1 leverage	4.00	5.00	8.29	7.98	7.86

Shareholders’ equity at September 30, 2006 was $674.3 million, compared with $656.5 million at December 31, 2005 and $654.8 million at September 30, 2005. Book value per common share at September 30, 2006, December 31, 2005, and September 30, 2005 was $15.72, $15.28, and $15.21, respectively. Citizens declared and paid cash dividends of $0.29 per share in the third quarter of 2006 compared to $0.285 per share in the third quarter of 2005. The $0.005 increase in the dividend per share equates to an aggregate increase of $0.2 million on a quarterly basis. During the first nine months of 2006, the Holding Company repurchased a total of 335,000 shares of its common stock for $8.9 million. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries. Each of the banking subsidiaries are subject to dividend limits under the laws of the state in which they are chartered and, as member banks of the Federal Reserve System, are subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As of October 1, 2006, the subsidiary banks are able to pay dividends of $73.5 million to the Holding Company without prior regulatory approval.
An additional source of liquidity is the ability of the Holding Company to borrow funds on both a short-term and long-term basis. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of September 30, 2006, there was no outstanding balance under this credit facility. The current facility will mature in August 2007 and is expected to be renewed at that time on substantially the same terms. The credit agreement also requires Citizens to maintain certain covenants including covenants related to asset quality and capital levels. The Corporation was in full compliance with all debt covenants as of September 30, 2006.
Citizens’ planned merger with Republic Bancorp may pose a challenge to liquidity as the cash component of the transaction consideration and a portion of the restructuring costs will require incremental funding. Management anticipates that through a combination of wholesale funding, including the issuance of the $150.0 million enhanced trust preferred securities on October 3, 2006, and internal cash reserves, the Corporation will be able to fund all aspects of the merger.
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
Static repricing gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s rate sensitive assets and liabilities into repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing periods based upon historical experience. Repricing for assets includes the effect of expected prepayments on cash flows. Citizens’ static repricing gap as of September 30, 2006 and 2005 is presented in the following table.

Static Repricing Gap

				Total
	0 - 3	4 - 6	7 - 12	Within	1 - 5	Over
(dollars in millions)	Months	Months	Months	1 Year	Years	5 Years	Total

September 30, 2006
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,613.3	$229.5	$413.5	$3,256.3	$2,060.2	$436.8	$5,753.3
Mortgage loans held for sale	11.7	—	—	11.7	—	—	11.7
Investment securities	88.4	160.4	99.1	347.9	798.5	393.7	1,540.1
Short-term investments	0.2	—	—	0.2	—	—	0.2

Total	$2,713.6	$389.9	$512.6	$3,616.1	$2,858.7	$830.5	$7,305.3

Rate Sensitive Liabilities
Deposits (3)	$1,938.7	$411.1	$811.5	$3,161.3	$924.6	$646.1	$4,732.0
Other interest bearing liabilities	281.2	95.0	55.0	431.2	765.2	178.8	1,375.2

Total	$2,219.9	$506.1	$866.5	$3,592.5	$1,689.8	$824.9	$6,107.2

Derivatives	$(56.0)	$(20.0)	$—	$(76.0)	$76.0	$—	$—

Period GAP (4)	$437.7	$(136.2)	$(353.9)	$(52.4)	$1,244.9	$5.6	$1,198.1
Cumulative GAP	437.7	301.5	(52.4)		1,192.5	1,198.1

September 30, 2005
Rate Sensitive Assets(1)
Portfolio loans (2)	$2,649.8	$204.2	$406.9	$3,260.9	$1,940.4	$368.0	$5,569.3
Mortgage loans held for sale	29.8	—	—	29.8	—	—	29.8
Investment securities	84.2	57.7	144.7	286.6	1,032.0	477.5	1,796.1
Short-term investments	1.4	—	—	1.4	—	—	1.4

Total	$2,765.2	$261.9	$551.6	$3,578.7	$2,972.4	$845.5	$7,396.6

Rate Sensitive Liabilities
Deposits (3)	$1,549.8	$249.9	$636.5	$2,436.2	$1,030.5	$820.2	$4,286.9
Other interest bearing liabilities	926.6	—	175.0	1,101.6	579.5	205.4	1,886.5

Total	$2,476.4	$249.9	$811.5	$3,537.8	$1,610.0	$1,025.6	$6,173.4

Derivatives	$(31.0)	$(125.0)	$25.0	$(131.0)	$(74.0)	$205.0	$—

Period GAP (4)	$257.8	$(113.0)	$(234.9)	$(90.1)	$1,288.4	$24.9	$1,223.2
Cumulative GAP	257.8	144.8	(90.1)		1,198.3	1,223.2

(1)	Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

(2)	Balances exclude mortgage loans held for sale.

(3)	Includes interest bearing savings and demand deposits without contractual maturities of $1.2 billion in the less than one year category and $1.1 billion in the over one year category as of September 30, 2006. The same amounts as of September 30, 2005 were $1.1 billion and $1.3 billion, respectively. These amounts reflect management’s assumptions regarding deposit repricing behavior and tenor.

(4)	GAP is rate sensitive assets less rate sensitive liabilities plus the effect of derivatives.
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $52.4 million or 0.7% of total assets as of September 30, 2006, compared with $90.1 million or 1.1% of total assets as of September 30, 2005. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with September 30, 2006 and September 30, 2005, respectively. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing GAP analysis.
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
Net interest income simulations were performed as of September 30, 2006 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.6% and 0.9%, respectively, from what it would be if rates were to remain at September 30, 2006 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to reduce net interest income over the following 12 months by 1.6% and 3.5%, respectively, from what it would be if rates were to remain constant over the entire time period at September 30, 2006 levels. These measurements represent a more asset-sensitive interest rate risk position when compared with prior year measurements, resulting from the commitment to issue $150.0 million of fixed-rate enhanced trust preferred debt announced in September of 2006. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. A further flattening or inversion of the yield curve would exacerbate the negative impact on net interest income. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of September 30, 2006, Citizens had no forward commitments to sell mortgage loans. As Citizens transitioned its mortgage secondary marketing functions to PHH Mortgage during the third quarter of 2006, the market value risk of committing to fund residential mortgage loan applications has correspondingly declined. Further discussion of derivative instruments is included in Note 11 to the Consolidated Financial Statements.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2005 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. In anticipation of the upcoming merger with Republic, Citizens did not repurchase any shares of its stock during the third quarter of 2006. As of September 30, 2006, 1,906,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Stock Market. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 6. Exhibits
10.31	Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS BANKING CORPORATION

Date: November 3, 2006	By	/s/ Charles D. Christy Charles D. Christy
Chief Financial Officer
(principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.31	Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934