Form 10-K
period 2006-12-31
CITIZENS BANKING CORP
filed 2007-02-28
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.
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
Registrant’s telephone number, including area code: (810) 766-7500
Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2006 was $1,038,932,610. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
The number of shares outstanding of the Registrant’s no par value Common Stock as of February 23, 2007 was 75,781,959.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Banking Corporation’s Proxy Statement for its 2007 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS BANKING CORPORATION
2006 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Banking Corporation, doing business as Citizens Republic Bancorp, and its subsidiaries. References to the “Holding Company” refer to Citizens Banking Corporation alone. Citizens’ common stock is traded on the NASDAQ Global Select Market® (“NASDAQ”) under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensonline.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s web site www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Kristine Brenner, Director of Investor Relations, at the corporate address listed above to receive copies of these reports without charge.
GENERAL
Citizens Banking Corporation, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank, Republic Bank, and F&M Bank–Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
At December 31, 2006, Citizens directly or indirectly owned the following subsidiaries:

			Total	Date
	Principal	Number of	Assets	Acquired /
Subsidiary	Office	Offices	(in millions)	Established

Citizens Bank (a)	Flint, MI	170	$7,505.2	1871
Republic Bank (a)	Lansing, MI	89	5,420.2	12/29/06
F&M Bank – Iowa (a)	Marshalltown, IA	11	412.1	11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(b )	(b )	03/01/02

(a)	Consolidated totals include its non-bank subsidiaries.

(b)	Citizens Bank Wealth Management, N.A. conducts business at most Citizens Bank locations and had total assets under administration of $2.7 billion at December 31, 2006.
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. Based on Citizens’ average closing price of $27.03 for the ten trading day period ended December 28, 2006, the transaction was valued at $13.91 per Republic share. The aggregate cash and stock consideration consisted of:

•	$154.9 million in cash

•	$885.0 million in value from 32.7 million Citizens common shares valued for accounting purposes at $27.03 per share; and

•	the exchange of Republic unvested restricted stock and outstanding stock options and warrants for Citizens restricted stock and stock options valued for accounting purposes at $12.3 million.
As a result, December 31, 2006 ending balances in this report incorporate all of Republic’s assets and liabilities at estimated fair market value. Due to the timing of the merger, average balances and income and expense amounts in this report for the full year of 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses. All pre-merger financial data include only legacy Citizens performance and do not incorporate results of the former Republic.
GEOGRAPHIC LOCATIONS
As of December 31, 2006, Citizens conducts operations through 270 banking offices, private banking and financial center locations, and 287 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana with 2,940 full-time equivalent employees. In Michigan, the primary market areas are much of the lower and upper peninsulas. In Wisconsin, the primary market areas are the Fox Valley region, extending from Green Bay to Appleton to Oshkosh, as well as northeastern and southwestern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market area is the central region of the state. In Indiana, the primary market area is Indianapolis.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities and other interest and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Interest and fees on loans	$399,469	$343,890	$297,811
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	72,883	79,359	80,468
Noninterest income	90,627	80,508	91,458

Total revenues from continuing operations	$562,979	$503,757	$469,737

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
All three major business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. The allowance for loan losses represents Citizens’ estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Citizens’ evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various loan classifications, current economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio” and “Nonperforming Assets” and under Notes 1 and 7 to the Consolidated Financial Statements.
Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 17 of the Consolidated Financial Statements.
COMPETITION
The financial services industry is highly competitive. Citizens’ banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of JP Morgan Chase & Co., Comerica Incorporated, National City Corporation, Fifth Third Bancorp, LaSalle Bank Corporation, Marshall & Ilsley Corporation Associated Banc-Corp, Huntington Bancshares Incorporated, and KeyCorp, among others. The Corporation also actively competes with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including mortgage banking companies, insurance companies, consumer finance companies and other organizations.
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
Many of Citizens’ offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retailing and agricultural businesses. In many of these localities, Citizens is the largest bank, which is believed to be a competitive advantage. In other markets, Citizens’ competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. Citizens’ competitors may also offer higher interest rates, which could decrease Citizens’ ability to retain existing deposits or attract new deposits or require Citizens to increase its rates to attract deposits.
Other factors such as employee relations and environmental laws also impact the Corporation’s competitiveness. Citizens maintains a favorable relationship with its employees and none of the employees are represented by a collective bargaining group.

SUPERVISION AND REGULATION
General
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on Citizens are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of Citizens. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, Citizens expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted. The following discussion summarizes certain aspects of the banking laws and regulations that affect Citizens. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.
The Holding Company is a bank holding company registered with the Federal Reserve Board and is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the Federal Reserve Board’s prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the Corporation more than 5% of the voting shares of that bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Citizens may acquire.
Consistent with the requirements of the Bank Holding Company Act, the Corporation’s lines of business provide its customers with banking, trust and other financial services and products. These services include commercial banking through three subsidiary banks, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, brokerage services, life insurance and annuity products, and portfolio management services through subsidiary banks and other subsidiaries.
Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on a holding company’s potential liability. If one of Citizens’ subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “Capital Adequacy and Prompt Corrective Action” below.
Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency (“OCC”) (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Each of Citizens’ three banking subsidiaries are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators; Citizens Bank and Republic Bank by the Michigan Office of Financial and Insurance Services and F&M Bank-Iowa by the Iowa Division of Banking. Citizens Bank and F&M Bank-Iowa are members of the Federal Reserve System so they are subject to supervision and examination by the Federal Reserve Board as well as the FDIC, because the FDIC insures their deposits to the extent provided by law. Republic Bank is subject to supervision, regulation and examination by the FDIC. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the OCC. Additionally, the non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.
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
Payment of Dividends
There are various statutory restrictions on the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, Citizens Bank and F&M Bank-Iowa are member banks of the Federal Reserve System, subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. The payment of dividends by Republic Bank is affected by Michigan law, which places specific limits on the source and the amount of dividends paid, as well as various regulatory requirements and policies, such as the requirement to maintain adequate capital according to regulatory guidelines.
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
In each of the years ended December 31, 2006, 2005 and 2004, Citizens’ subsidiaries paid aggregate cash dividends of $70.9 million, $63.2 million and $49.0 million, respectively. As of January 1, 2007, Citizens’ banking subsidiaries were able to distribute aggregate dividends of $108.0 million without further regulatory approval.
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
At December 31, 2006 and 2005, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2006 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity and Debt Capacity” and Note 21 to the Consolidated Financial Statements.
FDIC Insurance Assessments
The FDIC’s deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.
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
On November 30, 2006, the FDIC adopted a new rule for calculating deposit insurance based on a risk-weighting. The new rule took effect on January 1, 2007, and increases the assessment amount for all insured institutions for payments due June 30, 2007 and forward. The new minimum annual assessment rate will be 0.05% for a well capitalized bank, while the maximum annual rate will be 0.43%. Also on November 30, 2006, the FDIC issued a one time credit to institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are classified as a “successor” to such an institution. This credit can be used to partially offset the increased assessment rate. For assessment periods during 2007, a well capitalized institution can offset up to 100% of the assessment with this credit. For assessment periods after 2007, this credit can be used to offset up to 90% of the assessment. Citizens does not expect that any of its bank subsidiaries will pay significant insurance assessments in 2007. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.
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
Loans to Insiders
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.
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
Citizens Bank was evaluated in 2005 and received an “outstanding” rating. Republic Bank was evaluated in 2006 and is currently awaiting the results. Republic Bank received a “satisfactory” rating in its previous evaluation. F&M Bank-Iowa was evaluated in 2006 and received a “satisfactory” rating.
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
Anti-Money Laundering and the USA Patriot Act of 2001
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes. The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens’ banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2006, 2005, and 2004 and their potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and incorporated herein by reference. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2006, 2005, and 2004 and its potential effect on future periods is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Allowance for Loan Losses” and incorporated herein by reference.
ENVIRONMENTAL MATTERS
Citizens’ primary exposure to environmental risk is through lending activities and trust services. In each instance, policies and procedures are in place to mitigate environmental risk exposures. With respect to lending activities, Citizens requires environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, Citizens utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently the Corporation does not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in “Item 3. Legal Proceedings.”
ITEM 1A. RISK FACTORS
Unless the context indicates otherwise, all references in this Item to “we,” “us,” or “our,” refer to Citizens and its subsidiaries. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.
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
Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. As of December 31, 2006, we were a liability-sensitive financial institution (liabilities repricing within one year exceeded assets repricing within one year). Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
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
Our subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, our subsidiary banks have access to financial market borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members. If these funding sources are not sufficient, we may have to acquire funds through higher-cost sources.
Our credit ratings were reviewed and affirmed by Moody’s Investor Service, Standard and Poor’s, and Dominion Bond Rating Service on June 27, 2006 and by Fitch Ratings on January 2, 2007. Wholesale funding represents an important source of liquidity to us, and credit ratings affect the availability and cost of this funding. We currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity. Our Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of December 31, 2006, there was no outstanding balance on this credit facility. If our ratings were downgraded, our ability to borrow funds at favorable rates may be negatively impacted and could adversely affect our results of operations and financial condition.
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
From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt. As a bank holding company, our Holding Company is subject to regulation by the Federal Reserve Board. Our bank subsidiaries each have their own federal regulator (the Federal Reserve Board, the FDIC or the OCC) and are also subject to regulation by the state banking departments of the state in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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
New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial condition.
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
It is possible the integration of Republic, which was acquired in December 2006, could result in the loss of key employees; disruptions in controls, procedures and policies; disruptions to daily operations as a result of expected computer system conversions; the potential loss of existing customers as a result of consolidating branch locations, and the potential for a higher than currently anticipated impact to the interest rate risk and credit risk positions of the new company. These and other factors could affect our ability to realize projected cost savings and the timing of these savings, and could affect our ability to retain and grow the Republic customer base and capture revenue synergies.
In addition, it is possible the planned divestitures of seven Republic branches may not occur in the second quarter of 2007 as expected. If this happens, it could result in disruptions to daily operations and may negatively impact our reputation with our customers and the communities we serve. Citizens may also be subject to additional regulatory scrutiny and may not be able to realize projected cost savings, which could negatively impact our reputation with the financial markets.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 270 banking offices, private banking and financial center locations. Of these, 87 are leased and the remainder are owned and not subject to any material liens. Rent expense on the legacy Citizens’ leased properties totaled $3.2 million in 2006. The banking offices are located in various communities throughout the states of Michigan, Wisconsin, and in parts of Ohio, Iowa, and Indiana. At certain Citizens Bank and Republic Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Notes 3 and 8 to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
Citizens is party to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, Citizens does not believe the ultimate outcome of these matters will have a material adverse effect on its financial condition or liquidity.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Citizens held a Special Meeting of Shareholders on November 30, 2006 at which Citizens’ shareholders approved the issuance of common stock in connection with the merger between Citizens and Republic. The following sets forth the results of the voting at the Special Meeting: For 27,179,090, Against 1,113,010, and Abstain 173,641.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on the NASDAQ Global Select Market® (“NASDAQ”) under the symbol “CRBC”. There were approximately 33,500 shareholders of the Holding Company’s common stock as of February 1, 2007, which includes record holders and individual participants in security position listings.
Information regarding the Holding Company’s high and low stock prices and cash dividends declared during each quarter of the last two fiscal years is set forth in the table below. Restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 21 to the Consolidated Financial Statements.

	Dividends	Common Stock
	Declared	Price Range		Closing
	Per Share	High	Low	Price

2006
Fourth quarter	$0.290	$28.06	$24.50	$26.50
Third quarter	0.290	27.04	23.25	26.26
Second quarter	0.290	27.60	23.71	24.41
First quarter	0.285	28.66	25.62	26.85

Year	$1.155	$28.66	$23.25	$26.50

2005
Fourth quarter	$0.285	$30.22	$26.67	$27.75
Third quarter	0.285	32.15	28.20	28.40
Second quarter	0.285	30.98	26.35	30.22
First quarter	0.285	34.81	29.02	29.36

Year	$1.140	$34.81	$26.35	$27.75

Equity Compensation Plan Information Citizens’ has two stock-based compensation plans pursuant to which it grants incentive and nonqualified stock options, non vested stock awards, restricted stock units, and performance awards to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens’ shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens’ shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens’ shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of the stock-based compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2006.

				Number of shares
				remaining available for
				future issuance under
	Number of shares to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding shares
Plan Category	outstanding options		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,631,412		$28.33	3,831,773

Equity compensation plans not approved by shareholders	69,800	(1)	$16.66	0

Total(2)	3,701,212		$28.11	3,831,773

(1)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 69,800 shares were outstanding as of December 31, 2006. The plan provides that no further grants may be made under the plan.

(2)	In connection with the Republic merger, Citizens assumed Republic’s active stock option plans and 1.1 million shares subject to option grants previously awarded by Republic under those plans. Citizens has not made any awards and does not intend to grant any additional awards under the former Republic plans. The weighted average exercise price of the outstanding options is $14.07 per share.
Stock Performance Graph
The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the S&P 500 Index and the KBW50 Index (Keefe, Bruyette & Woods, Inc. 50 Bank Index). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2001 and the reinvestment of all dividends. The returns shown on the graph are not necessarily indicative of future performance.

The dollar values for total shareholder return plotted in the graph above are as follows:

		KBW50	S&P 500
	CRBC	Index	Index
December 31, 2001	$100	$100	$100
December 31, 2002	$78	$93	$78
December 31, 2003	$108	$125	$100
December 31, 2004	$118	$137	$111
December 31, 2005	$99	$139	$117
December 31, 2006	$99	$166	$135
Issuer Repurchases of Equity Securities
Citizens’ shares repurchased during the fourth quarter of 2006 were as follows.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(b)
October 2006	—		—	—	1,906,200
November 2006	—		—	—	1,906,200
December 2006	34,245	(a)	26.85	—	1,906,200

Total	34,245		26.85	—	1,906,200

(a)	Shares re-purchased in connection with taxes due from employees as a result of the vesting of certain share awards were not part of the repurchase program approved in October 2003.

(b)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. Citizens did not repurchase any shares of its stock under this program during the fourth quarter of 2006. As of December 31, 2006, 1,906,200 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and NASDAQ rules. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the board of directors.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below are derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

Five Year Summary of Selected Financial Data
(in thousands, except per share data)	2006	2005	2004	2003	2002

For The Year
Net interest income	$263,120	$275,749	$271,698	$280,705	$294,545
Provision for loan losses (1)	11,265	1,109	21,609	62,008	117,331
Noninterest income before securities gains (losses) (2)	97,156	89,435	92,971	92,952	97,569
Investment securities gains (losses) (3)	(6,529)	(8,927)	(1,513)	101	2,338
Noninterest expense (4)	259,827	243,042	260,278	228,866	253,972
Income tax provision (benefit) from continuing operations	19,319	31,581	19,590	18,375	(1,346)
Income from continuing operations	63,336	80,525	61,679	64,509	24,495
Discontinued operations (after tax) (5)	—	—	14,418	1,442	543
Net income	63,336	80,525	76,097	65,951	25,038
Cash dividends	49,530	49,311	49,286	49,476	50,659
Per Common Share Data
Income from continuing operations:
Basic	$1.48	$1.87	$1.43	$1.49	$0.55
Diluted	1.47	1.85	1.41	1.48	0.55
Discontinued operations:
Basic	$—	$—	$0.33	$0.03	$0.01
Diluted	—	—	0.33	0.03	0.01
Net income:
Basic	$1.48	$1.87	$1.76	$1.52	$0.56
Diluted	1.47	1.85	1.74	1.51	0.56
Cash dividends	1.155	1.140	1.140	1.140	1.130
Book value, end of year	20.58	15.28	15.13	14.69	14.88
Market value, end of year	26.50	27.75	34.35	32.72	24.78
At Year End, Continuing Operations
Assets	$14,008,351	$7,751,883	$7,706,033	$7,544,903	$7,320,958
Portfolio loans (6)	9,231,082	5,616,119	5,393,365	5,164,416	5,342,669
Deposits	8,698,061	5,473,839	5,299,760	5,274,082	5,740,867
Long-term debt	2,644,703	1,006,109	949,921	936,859	599,313
Shareholders’ equity	1,557,686	656,463	654,302	635,162	650,469
At Year End, Combined
Assets	$14,008,351	$7,751,883	$7,706,033	$7,711,070	$7,524,724
Portfolio loans (6)	9,231,082	5,616,119	5,393,365	5,247,818	5,437,795
Deposits	8,698,061	5,473,839	5,299,760	5,442,267	5,936,913
Long-term debt	2,644,703	1,006,109	949,921	936,859	599,313
Shareholders’ equity	1,557,686	656,463	654,302	635,162	650,469
Average For The Year, Continuing Operations
Assets	$7,706,465	$7,777,818	$7,585,479	$7,510,870	$7,360,405
Earning assets	7,250,843	7,348,168	7,164,365	7,097,607	6,959,160
Portfolio loans (6)	5,657,476	5,493,280	5,210,817	5,140,450	5,467,139
Deposits	5,587,967	5,286,390	5,277,670	5,478,315	5,720,200
Interest-bearing deposits	4,666,387	4,355,337	4,379,150	4,626,593	4,877,101
Repurchase agreements and other short-term borrowings	374,088	812,642	653,442	454,339	242,614
Long-term debt	998,174	938,478	936,050	861,704	620,913
Shareholders’ equity	660,996	653,004	639,631	632,060	691,834
Average For The Year, Combined
Assets	$7,706,465	$7,777,818	$7,684,834	$7,693,931	$7,569,341
Earning assets	7,250,843	7,348,168	7,259,660	7,272,887	7,160,596
Portfolio loans (6)	5,657,476	5,493,280	5,259,303	5,234,246	5,569,432
Deposits	5,587,967	5,286,390	5,375,297	5,665,533	5,924,442
Interest-bearing deposits	4,666,387	4,355,337	4,460,391	4,787,594	5,054,743
Repurchase agreements and other short-term borrowings	374,088	812,642	655,472	458,673	251,315
Long-term debt	998,174	938,478	936,049	861,704	620,913
Shareholders’ equity	660,996	653,004	639,631	632,060	691,834

Five Year Summary of Selected Financial Data (Continued)
(in thousands, except per share data)	2006	2005	2004	2003	2002

Financial Ratios, Continuing Operations
Return on average:
Shareholders’ equity	9.58%	12.33%	9.64%	10.21%	3.54%
Earning assets	0.87	1.10	0.86	0.91	0.35
Assets	0.82	1.04	0.81	0.86	0.33
Average shareholders’ equity/avg. assets	8.58	8.40	8.43	8.42	9.40
Dividend payout ratio	78.20	61.24	79.91	76.70	206.82
Net interest margin (FTE)	3.81	3.94	3.99	4.17	4.47
Tier I leverage ratio (7)	7.22	7.98	7.84	7.45	7.18
Tier I risk-based capital ratio	9.41	9.94	9.96	9.80	9.18
Total risk-based capital ratio	11.90	13.22	13.32	13.23	10.43
Financial Ratios, Combined
Return on average:
Shareholders’ equity	9.58%	12.33%	11.90%	10.43%	3.62%
Earning assets	0.87	1.10	1.05	0.91	0.35
Assets	0.82	1.04	0.99	0.86	0.33
Average shareholders’ equity/avg. assets	8.58	8.40	8.32	8.22	9.14
Dividend payout ratio	78.20	61.24	64.77	75.02	202.33
Net interest margin (FTE)	3.81	3.94	3.99	4.15	4.45
Tier I leverage ratio (7)	7.22	7.98	7.84	7.45	7.18
Tier I risk-based capital ratio	9.41	9.94	9.96	9.80	9.18
Total risk-based capital ratio	11.90	13.22	13.32	13.23	10.43

(1)	Provision for loan losses in 2005 includes a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income includes, in 2005, a charge of $3.6 million related to a fair value change in CD swap derivatives.

(3)	Investment securities gains (losses) includes a $7.2 million other-than-temporary impairment charge related to the restructuring of the balance sheet as a result of the Republic merger in 2006 and losses of $9.0 million on the sale of investment securities in 2005.

(4)	Noninterest expense includes, in 2006, restructuring and merger-related expenses of $11.3 million related to the Republic merger. The year 2003 included a special charge credit of $0.7 million related to accrual reversals primarily for employee benefits and severance. Additionally, Citizens recorded special charges of $13.4 million in 2002 for restructurings and other initiatives.

(5)	Discontinued operations in 2004 includes an after-tax gain of $12.8 million for the sale of the Illinois bank subsidiary.

(6)	Balances exclude loans held for sale.

(7)	In 2006, the Tier I leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings for the years 2006, 2005, and 2004 and the significant changes in balance sheet items from December 31, 2005 to December 31, 2006 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. As a result, December 31, 2006 ending balances in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporate all of Republic’s assets and liabilities at estimated fair market value. Due to the timing of the merger, average balances and income and expense amounts for the full year of 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses. All pre-merger financial data include only legacy Citizens performance and do not incorporate results of the former Republic.

Forward–Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan”) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, including those listed in “Item 1A. Risk Factors,” of this report.
Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations and financial condition. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank, Republic Bank, and F&M Bank-Iowa. The Corporation also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. Citizens conducts operations through 270 banking offices, private banking and financial center locations, and 287 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana. Citizens operates in three major business lines: Commercial Banking, Consumer Banking and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Line of Business Results” and Note 17 to the Consolidated Financial Statements, incorporated herein by reference.
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
Performance Summary
An analysis of the major components of net income in 2006, 2005 and 2004 is presented below.

Table 1. Three Year Summary of Net Income Components	Year Ended December 31,
(in thousands)	2006	2005	2004
Interest income	$472,352	$423,249	$378,279
Interest expense	209,232	147,500	106,581

Net interest income	263,120	275,749	271,698
Provision for loan losses (1)	11,265	1,109	21,609
Noninterest income (1)	90,627	80,508	91,458
Noninterest expense (1)	259,827	243,042	260,278
Income tax provision from continuing operations(1)	19,319	31,581	19,590

Income from continuing operations	63,336	80,525	61,679
Discontinued operations:
Income from discontinued operations (net of income tax of $939)	—	—	1,659
Gain on sale of discontinued operations (including income tax benefit of $1,109)	—	—	12,759

Income from discontinued operations	—	—	14,418

Net income	$63,336	$80,525	$76,097

(1) Includes significant charges and/or gains as follows:
Provision for loan losses (includes insurance settlement booked as recovery)	$—	$9,125	$—

Noninterest income
Losses from sale of investment securities	—	(8,976)	—
Impairment writedowns on investment securities	(7,163)	—	—
Fair value change in CD swap derivatives	(207)	(3,604)	—

Total losses and other charges recorded in noninterest income	(7,370)	(12,580)	—

Noninterest expense
Prepayment penalty on FHLB advances	(1,755)	—	(17,959)
Restructuring and merger related expenses	(11,324)	—	—

Total charges recorded in noninterest expense	(13,079)	—	(17,959)
Tax benefit	7,157	1,209	6,286

Net decrease to income	$(13,292)	$(2,246)	$(11,673)

A comparative summary of key performance measures for 2006 versus 2005 follows.
Citizens recorded net income of $63.3 million in 2006 or $1.47 per diluted share, which included restructuring and merger-related expenses and other transaction costs associated with the Republic merger, compared with net income of $80.5 million or $1.85 per diluted share in 2005, a decrease of 21.3% in net income and 20.5% in diluted net income per share. Return on average assets and return on average equity for 2006 were 0.82% and 9.58%, respectively, compared with 1.04% and 12.33%, respectively, for 2005. Key factors behind these results were:
•	Net interest income for 2006 decreased $12.6 million or 4.6% to $263.1 million compared with 2005 while the net interest margin percentage decreased from 3.94% to 3.81% during the same period. The margin compression was due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, continued pricing pressure on loans, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.

•	Total average earning assets for 2006 decreased $78.4 million or 1.1% to $7.3 billion, which also contributed to the decline in net interest income in 2006. The decline in average earning assets resulted from declines in the investment, loans held for sale and consumer loan portfolios, partially offset by growth in the commercial, commercial real estate and residential mortgage loan portfolios. The decrease in the investment portfolio was the result of the fourth quarter of 2005 portfolio repositioning and maturing balances not being fully reinvested. Total average deposits for 2006 increased $301.6 million or 5.7% to $5.6 billion. Time deposits increased $593.9 million or 32.7%, while core deposits, which exclude time deposits, declined $292.4 million or 8.4% as a result of clients migrating their funds into time deposits with higher yields and promotional rate products within the market.

•	The provision for loan losses increased $10.2 million over 2005 due to higher net charge-offs, primarily caused by the inclusion of a $9.1 million insurance recovery received in the fourth quarter of 2005. Total net charge-offs increased $9.4 million in 2006 to $16.3 million or 0.29% of average portfolio loans outstanding compared with $6.9 million or 0.13% for 2005, reflecting the $9.1 million insurance settlement recovery.

•	Noninterest income increased $10.1 million or 12.6% to $90.6 million compared with 2005. The increase was the result of higher service charges on deposit accounts, trust fees, bankcard fees, fully recognizing the deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006 and two items which occurred in 2005: a $3.6 million charge associated with the accounting treatment for swaps hedging brokered certificates of deposit and a $9.0 million net loss on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005. The improvements were partially offset by a $7.2 million other-than-temporary impairment charge (investment security loss) Citizens recorded in the fourth quarter of 2006 as it no longer had a positive intent to hold $317.3 million of its investment securities portfolio to recovery in preparation for balance sheet restructuring associated with completing the Republic merger, and by decreases in brokerage and investment fees and ATM network user fees.

•	Noninterest expense increased $16.8 million or 6.9% to $259.8 million compared with 2005. Increases in salaries and employee benefits, data processing services, telephone, prepayment penalty on FHLB advances, restructuring and merger-related expenses and other expenses were partially offset by decreases in professional services, advertising and public relations, as well as stationery and supplies. Citizens recorded a $1.8 million prepayment penalty on the retirement of FHLB debt and an $11.3 million charge in 2006 for restructuring and merger-related expenses associated with the Republic merger.

•	Income tax expense decreased $12.3 million or 38.8% to $19.3 million compared with 2005. The decrease was due to lower pre-tax income for 2006 and a $1.3 million ($0.8 million after-tax) expense as a result of reducing the deferred Wisconsin state income tax asset during 2005. The 2006 effective tax rate was 23.37% compared with 28.17% for 2005. The decrease in the effective rate was due to lower pre-tax income in 2006 while tax-exempt income remained relatively unchanged from 2005.
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
Allowance for Loan Losses
The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio, consideration of past Citizens’ and relevant banking industry loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical Citizens’ or relevant banking industry loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
The Corporation’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” and allowance allocations determined in accordance with SFAS 5, “Accounting for Contingencies.” Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) risk allocated allowance which is comprised of several homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks upon the best judgment of management; and (iii) general valuation allowances based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that a loss will be incurred. The specific credit allocations are based on a regular analysis of all commercial and commercial real estate loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification.
Citizens’ risk allocated allowance, which is comprised of several homogenous loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Industry loan loss experience rather than Citizens’ own historical data, which for some portfolios is limited, is utilized when, in the judgment of management, the industry loan loss experience more comprehensively portrays the current loss environment for any loan pool. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.
The general valuation allowance is based on management’s estimate of the effect of current general economic conditions on current loan pools and the inherent imprecision in loan loss projection models. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn for the Corporation’s business footprint in the current cycle, also affects the estimates of loss.
Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in Citizens’ allowance for loan losses on a timely basis. Citizens utilizes the experience of other banking institutions and regulatory guidance in addition to its own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.
Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Allowance for Loan Losses.”
As a result of completing the Republic merger on December 29, 2006, the methodology used by Republic Bank to estimate its allowance for loan losses at December 31, 2006 was not conformed to the process used by the other subsidiary banks. However, the process used by Republic Bank is not significantly different than the process used by the other subsidiary banks.
Pension and Postretirement Benefits
Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, expected employee service periods, rate of employee compensation increases, assumed discount rate and the long-term return on plan assets. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred. Notes 2 and 13 to the Consolidated Financial Statements provides further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
During 2006, the Compensation Committee of the Board of Directors of Citizens Banking Corporation approved various changes to Citizens’ employee benefits programs. Effective December 31, 2006, Citizens’ current defined benefit pension plans were “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. This change will result in decreased defined benefit pension plan expense substantially offset by increased defined contribution 401(k) plan expense in future periods. During 2006, changes were made to the defined benefit pension plans to bring their termination and death benefit provisions into alignment with each other resulting in a slight increase in pension expense. On December 31, 2006, the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan were combined into a single plan. This combination will result in slightly decreased plan administration costs in future periods.

On an annual basis, Citizens determines an expected long-term rate of return on plan assets by analyzing average historical returns weighted by target asset allocations, projected returns, and projected plan expenses. The long term rate of return assumption remained unchanged for 2005 and was lowered for 2006, negatively impacting results for 2006. For 2006, the salary compensation increase scale was changed to a flat 5.0% per year from an age-based 4% to 9% range, to more appropriately reflect Citizens’ performance management process. This change is expected to have little impact on future results. Citizens updated its employee mortality assumptions for 2006 using the more recent RP-2000 mortality table with a net increase in life expectancy, which is expected to have a small unfavorable impact on future results. The assumed future earnings on cash balance pension plan accounts remained unchanged for 2005 and were reduced for 2006 to reflect the current rate environment, which caused a slight decrease to the liability in 2006 and is expected to have a positive impact on future results. Also, the expected annual increase in the qualified plan compensation limit was decreased from 4.0% to 3.0% for the 2006 expense determination, better aligning this assumption with the underlying economic model with minimal impact on the plan liability. The healthcare increase trend rate assumption was reset to match the scale used at December 31, 2005 and is expected to have a slight negative impact on future results.
For both 2006 and 2005, the determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. The discount rate was lowered from 5.75% to 5.50% in 2006 and lowered from 6.25% to 5.75% in 2005. Both of these changes had a negative impact on results.
The Pension Protection Act, signed into law in August 2006, contains numerous changes and refinements to regulations regarding defined benefit plans, defined contribution plans, individual retirement accounts and other issues related to retirement planning. This Act is not expected to have a material impact on Citizens’ funding obligations or results of operations.
On December 31, 2006 Citizens adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans.” This statement required Citizens to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, “Employers’ Accounting for Pensions,” all of which were previously netted against the plan’s funded status in Citizens’ statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic plan costs pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic plan costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic plan costs on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The adoption of SFAS 158 had no effect on Citizens’ consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect Citizens’ operating results in future periods.
Derivative Financial Instruments and Hedge Accounting
In various aspects of its business, Citizens uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Citizens’ hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant.
For more information on derivative financial instruments and hedge accounting, see Notes 1 and 19 to the Consolidated Financial Statements.

Income Tax Accounting

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1, 2 and 15 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2006 and 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 2 to the Consolidated Financial Statements.
RECENT DEVELOPMENTS
Republic Merger

Citizens completed its merger with Republic on December 29, 2006. Based on Citizens’ average closing price of $27.03 for the ten trading day period ended December 28, 2006, the transaction was valued at $13.91 per Republic share. The aggregate cash and stock consideration consisted of:
•	$154.9 million in cash
•	$885.0 million in value from 32.7 million Citizens common shares valued for accounting purposes at $27.03 per share; and
•	the exchange of Republic unvested restricted stock and outstanding stock options and warrants for Citizens restricted stock and stock options valued for accounting purposes at $12.3 million.
After receiving approval of the merger from the shareholders and the Federal Reserve Board of Governors (“Federal Reserve”), on December 18, 2006, Citizens and Republic announced that due to their overlapping markets, eighteen branches will be consolidated in the second quarter of 2007.
Pending Branch Sale

In conjunction with the approval of the merger by the Federal Reserve on December 12, 2006, Citizens committed to divest seven Republic branches in the Flint, Michigan banking market with approximately $210 million in deposits. On December 18, 2006, Citizens and Republic announced that they signed a definitive agreement to sell these branches to First Place Bank, a wholly owned subsidiary of First Place Financial Corp., based in Warren, Ohio. This transaction is expected to close in the second quarter of 2007.
Enhanced Trust Preferred Securities

On October 3, 2006, Citizens Funding Trust I issued $150.0 million in enhanced trust preferred securities, the proceeds of which were used to finance the cash portion of the merger consideration and for general corporate purposes. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol: CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%.

Strategic Business Alliances for the Mortgage Operations, Secondary Marketing and Title Services Functions

On March 10, 2006, Citizens determined to form strategic business alliances for its mortgage operations, secondary marketing and title services functions. Citizens entered into a contract with PHH Mortgage Corporation to perform mortgage operations loan processing, servicing, secondary marketing functions, and other mortgage-related loan origination services. With respect to the title services function, Citizens determined that such services will be provided by various third parties throughout its markets. As a result of the December 2006 merger with Republic, Citizens gained further expertise in the loan processing, servicing, and secondary market functions. Therefore, the services currently provided by PHH Mortgage are no longer necessary and may be phased out by mid-2007.
Significant Developments in 2005 and 2004
Insurance Settlement
In 2002 and 2003, a total of $20.0 million was charged to the allowance for loan losses after `Citizens determined that two of its borrowers provided falsified reports detailing the value of collateral used for the borrowing base of their loans. Through collection efforts, loan loss recoveries were subsequently recorded to the allowance for loan losses totaling $2.4 million over the course of 2003 and 2004. After exhausting efforts to obtain restitution from the borrowers on the remaining portion of these loans, Citizens filed a claim with one of its previous insurers who underwrote a financial institutions bond with a rider which protected Citizens from losses incurred resulting from reliance on false and fraudulent financial documentation. The claim was initially denied so Citizens filed a lawsuit against the insurer in early 2004.
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
Accounting for Derivative Instruments and Hedging Activities
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to non-interest income of $3.6 million as a result of determining that the interest rate swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivatives and Certain Hedging Activities,” (collectively referred to SFAS 133). Further discussion of this charge is included in Note 19 to the Consolidated Financial Statements.
Securities Sale
During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. The decision to sell the securities was based on significant changes in the asset/liability position of the Corporation. Increases in intermediate and long-term interest rates had extended the duration of the securities portfolio due to the effect on embedded options, and declines in core deposits had negatively impacted the duration of liabilities and increased the reliance on wholesale funding. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio, reduced option risk related to callable securities and reduced wholesale borrowings. The transaction has had a beneficial impact on net interest margin and net interest income.
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
Sale of Credit Card Portfolio
Effective May 28, 2004, F&M Bank-Iowa and the former F&M Bank-Wisconsin (the “F&M Banks”) entered into agreements with MBNA America Bank, N.A. (“MBNA”) to sell their respective credit card account portfolios to MBNA. Pursuant to such arrangements, MBNA paid to F&M Bank-Iowa a premium of $0.3 million for a portfolio totaling $2.5 million and paid to F&M Bank-Wisconsin a premium of $0.1 million for a portfolio totaling $1.1 million. Also in connection with the sale, each of the F&M Banks executed an addendum to a joint marketing agreement with MBNA that the Citizens Bank Michigan affiliate had previously entered into as of February 28, 2001. Under the joint marketing agreement, MBNA is licensed to issue its credit cards to clients of the F&M Banks and to utilize the F&M Banks’ names and logos. The F&M Banks in return receive a fee from MBNA for each new credit card account generated. Pursuant to such arrangement, the F&M Banks have no responsibility for credit, fraud or other types of losses associated with such credit card accounts.
RESULTS OF OPERATIONS
As a matter of corporate policy, Citizens does not provide quantitative guidance regarding its expected financial results or the underlying components. It has instead provided qualitative guidance on key components to aid investors and analysts. Due to the timing of the recent Republic merger and the limited legacy Republic financial data publicly available for the fourth quarter of 2006, Citizens has determined, in accordance with its policy, that qualitative guidance alone for 2007 is unlikely to be useful. Therefore, in the “Net Interest Income,” “Provision for Loan Losses,” “Noninterest Income,” “Noninterest Expense,” and “Federal and State Income Taxes” sections below, Citizens is providing quantitative financial guidance for the first quarter of 2007 only and intends to return to its policy of providing only qualitative guidance in the future.
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years 2006, 2005, and 2004 is presented below.

Table 2. Average Balances/Net Interest Income/Average Rates

	2006			2005			2004
Year Ended December 31	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate (2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,862	$119	4.17%	$2,348	$56	2.38%	$2,088	$12	0.57%
Investment securities (3):
Taxable	1,077,475	48,950	4.54	1,321,154	55,382	4.19	1,404,099	56,408	4.02
Tax-exempt	449,068	21,113	7.23	426,811	20,789	7.49	418,829	20,662	7.59
FHLB and Federal Reserve stock	56,700	2,701	4.76	59,714	3,132	5.25	66,391	3,386	5.10
Portfolio Loans (4):
Commercial	1,727,232	124,676	7.35	1,628,625	98,030	6.15	1,597,667	80,524	5.17
Commercial real estate	1,447,789	103,669	7.16	1,338,870	85,102	6.36	1,239,169	72,866	5.88
Residential mortgage loans	540,737	31,343	5.80	513,385	28,611	5.57	487,634	27,954	5.73
Direct consumer	1,099,110	82,804	7.53	1,171,567	74,798	6.38	1,094,441	61,454	5.62
Indirect consumer	842,608	56,032	6.65	840,833	55,448	6.59	791,906	53,231	6.72

Total portfolio loans	5,657,476	398,524	7.09	5,493,280	341,989	6.27	5,210,817	296,029	5.72
Loans held for sale	16,378	945	5.77	35,061	1,901	5.42	32,646	1,782	5.46

Total earning assets (3)	7,259,959	472,352	6.70	7,338,368	423,249	5.95	7,134,870	378,279	5.49
Nonearning Assets
Cash and due from banks	159,501			158,826			160,937
Bank premises and equipment	119,572			121,277			115,723
Investment security fair value adjustment	(9,116)			9,801			29,495
Other nonearning assets	291,162			269,471			267,609
Assets of discontinued operations	—			—			99,355
Allowance for loan losses	(114,613)			(119,925)			(123,155)

Total assets	$7,706,465			$7,777,818			$7,684,834

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	779,803	5,051	0.65	1,035,579	6,968	0.67	1,264,941	9,452	0.75
Savings deposits	1,478,492	38,848	2.63	1,505,604	22,197	1.47	1,397,290	10,862	0.78
Time deposits	2,408,092	103,233	4.29	1,814,154	55,989	3.09	1,716,919	43,075	2.51
Short-term borrowings	374,088	16,017	4.28	812,642	25,929	3.19	653,442	9,574	1.47
Long-term debt	998,174	46,083	4.62	938,478	36,417	3.88	936,050	33,618	3.59

Total interest-bearing liabilities	6,038,649	209,232	3.46	6,106,457	147,500	2.42	5,968,642	106,581	1.79
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	921,580			931,053			898,520
Other liabilities	85,240			87,304			78,018
Liabilities of discontinued operations	—			—			100,023
Shareholders’ equity	660,996			653,004			639,631

Total liabilities and shareholders’ equity	$7,706,465			$7,777,818			$7,684,834

Net Interest Income		$263,120			$275,749			$271,698

Interest Spread (5)			3.24%			3.53%			3.70%
Contribution of noninterest bearing sources of funds			0.57			0.41			0.29

Net Interest Margin (5)(6)			3.81%			3.94%			3.99%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $13.7 million, $13.4 million, and $13.2 million for the years ended December 31, 2006, 2005, and 2004, respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances.

(5)	The interest spread and net interest margin are presented on a taxable equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
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
Net interest income was $263.1 million in 2006, down from $275.7 million in 2005 and down from $271.7 million in 2004. The decrease in net interest income in 2006 compared with 2005 was due to a decrease in average earning assets of $78.4 million and a 13 basis point decline in the net interest margin to 3.81% in 2006 compared with 3.94% in 2005. The decline in average earning assets resulted from declines in the investment, loans held for sale and consumer loan portfolios, partially offset by growth in the commercial, commercial real estate, and residential mortgage loan portfolios. The decrease in the investment portfolio was the result of the fourth quarter of 2005 restructuring and maturing balances not being fully reinvested. The decrease in the net interest margin compared with 2005 was due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, continued pricing pressure on loans, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities on October 3, 2006, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans and the paydown of short-term borrowings and restructuring of the investment portfolio during the fourth quarter of 2005.
The increase in net interest income in 2005 compared with 2004 was attributable to a $203.5 million increase in average earning assets, as growth in the consumer and commercial loan portfolios outpaced the decline in the balance of investment securities. The increase in earning assets was substantially offset by a 5 basis point decline in the net interest margin to 3.94% in 2005 compared with 3.99% in 2004. This decrease was due to shifts within the deposit portfolio from lower cost savings and transaction products to higher cost savings and time deposits and continued pricing pressure on commercial loans, partially offset by the shift in asset mix from investment securities to higher yielding loans and growth in noninterest-bearing sources of funds.
Table 3 below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 3. Analysis of Changes in Interest Income and Interest Expense

	2006 Compared to 2005			2005 Compared to 2004
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	$63	$49	$14	$44	$42	$2
Investment securities:
Taxable	(6,432)	4,371	(10,803)	(1,026)	2,390	(3,416)
Tax-exempt	324	(737)	1,061	127	(264)	391
FHLB and Federal Reserve stock	(431)	(278)	(153)	(254)	94	(348)
Loans:
Commercial	26,646	20,435	6,211	17,506	15,938	1,568
Commercial real estate	18,567	11,301	7,266	12,236	6,238	5,998
Residential mortgage loans	2,732	1,173	1,559	657	(792)	1,449
Direct consumer	8,006	12,845	(4,839)	13,344	8,871	4,473
Indirect consumer	584	467	117	2,217	(907)	3,124

Total portfolio loans	56,535	46,221	10,314	45,960	29,348	16,612

Loans held for sale	(956)	115	(1,071)	119	(12)	131
Total	49,103	49,741	(638)	44,970	31,598	13,372

Interest Expense:
Deposits:
Interest-bearing demand	(1,917)	(252)	(1,665)	(2,484)	(865)	(1,619)
Savings	16,651	17,058	(407)	11,335	10,435	900
Time	47,244	25,655	21,589	12,914	10,388	2,526
Short-term borrowings	(9,912)	7,010	(16,922)	16,355	13,557	2,798
Long-term debt	9,666	7,239	2,427	2,799	2,714	85

Total	61,732	56,710	5,022	40,919	36,229	4,690

Net Interest Income	$(12,629)	$(6,969)	$(5,660)	$4,051	$(4,631)	$8,682

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2006 compared with 2005
The decrease in net interest income of $12.6 million in 2006 compared with 2005 reflects rate and volume variances which were unfavorable in the aggregate.
Decreases in investment portfolio and direct consumer loan portfolio balances created unfavorable volume variances which were partially offset by favorable variances created by organic loan growth in the commercial, residential mortgage, and indirect consumer loan portfolios. Unfavorable volume variances in the investment portfolio were the result of maturing balances not having been fully reinvested and the restructuring of the portfolio in the fourth quarter of 2005. Unfavorable volume variances in the direct consumer loan portfolio were the result of weaker consumer demand for these products.
Decreases in interest-bearing demand, savings, and short-term borrowings created favorable volume variances which were partially offset by unfavorable volume variances in time deposits and long-term debt. The deposit variances were the result of customers migrating funds from lower yielding deposit products into higher yielding deposit categories in response to increases in short-term interest rates. The decrease in short-term borrowings resulted from the restructuring of the investment portfolio in the fourth quarter of 2005.

Unfavorable rate variances on liabilities were partially offset by favorable rate variances on assets as a result of increases in market interest rates. The unfavorable rate variances for tax-exempt investment securities were the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates.
Net interest income for the first quarter of 2007 will include the effects of the Republic merger, including purchase accounting effects and balance sheet restructuring, as well as the impact of continued deposit mix changes. Citizens expects that the purchase accounting effects will fully offset the impact of the balance sheet restructuring and the funding cost of the cash component of the merger consideration. Citizens anticipates that the first quarter of 2007 will result in a partial slowing of the previous trends in net interest income due to the balance sheet restructuring. However, the continuation of customers migrating funds from lower yielding deposit products into higher yielding deposit products will continue to result in further pressure on the net interest margin and net interest income. Therefore, Citizens anticipates that net interest income will be in the range of $96.0 million to $98.0 million for the first quarter of 2007.
2005 compared with 2004
The increase in net interest income of $4.0 million in 2005 compared with 2004 reflects rate variances which were unfavorable in the aggregate and volume variances which were favorable in the aggregate.
Organic loan growth in all consumer and commercial loan categories more than offset a decrease in investment portfolio balances, creating favorable volume variances. Unfavorable volume variances in the investment portfolio were the result of maturing balances not having been fully reinvested and the restructuring of the portfolio in the fourth quarter of 2005.
Favorable volume variances in interest-bearing demand partially offset unfavorable volume variances in the remaining liability categories. The variances were the result of customers migrating funds from lower yielding deposit products into higher yielding deposit categories in response to increases in short-term interest rates, and increases in wholesale borrowing to fund loan growth.
Unfavorable rate variances on liabilities were partially offset by favorable rate variances on assets as a result of increases in short and intermediate-term market rates. The unfavorable rate variances for tax-exempt investment securities, residential mortgage, and indirect consumer loans were the result of yields on maturing balances being higher than yields on new volume due to continued low long-term interest rates.
PROVISION FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses.
2006 compared with 2005
The provision for loan losses totaled $11.3 million in 2006, an increase of $10.2 million over 2005. The increase was primarily the result of a $9.1 million insurance settlement which was accounted for as a loan loss recovery in the fourth quarter of 2005 and a slight movement in the risk position of the loan portfolio in late 2006. The change in the risk position was caused by an increase in watch loans, recognized loan deterioration in the real estate related portfolios, and Citizens’ proactive credit philosophy.
Based on seasonal business trends and the overall risk in the loan portfolio, Citizens anticipates net charge-offs and provision expense for the first quarter of 2007 will be lower than the fourth quarter of 2006. It is expected that both metrics will be similar to the combined third quarter of 2006 results for both banks due to the fair market value adjustment of certain loans transferred to loans held for sale. Therefore, Citizens anticipates that net charge-offs will be in the range of $4.0 million to $6.0 million and provision expense will be in the range of $2.0 million to $4.0 million for the first quarter of 2007.
2005 compared with 2004

The provision for loan losses was $1.1 million, compared with $21.6 million for 2004. The decrease was due to the receipt of the aforementioned $9.1 million insurance settlement, a fourth quarter of 2005 reduction in the reserve of $1.5 million related to a previous mortgage recourse transaction, and a continued improvement in the overall risk of the portfolio.

NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below. To provide more meaningful trend analysis certain significant transactions not normally incurred are presented separately.
Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2006	2005	2004	2006-2005	2005-2004	2006-2005	2005-2004

Service charges on deposit accounts	$37,709	$35,409	$34,618	$2,300	$791	6.5%	2.3%
Trust fees	19,465	18,445	17,854	1,020	591	5.5	3.3
Mortgage and other loan income	9,270	8,983	9,547	287	(564)	3.2	(5.9)
Brokerage and investment fees	6,995	7,803	7,710	(808)	93	(10.4)	1.2
ATM network user fees	4,011	4,355	3,361	(344)	994	(7.9)	29.6
Bankcard fees	4,567	3,804	3,415	763	389	20.1	11.4
Investment securities gains (losses)	(6,529)	(8,927)	(1,513)	2,398	(7,414)	(26.9)	NM
Fair value change in CD swap derivatives	(207)	(3,604)	—	3,397	(3,604)	(94.3)	—
Other	15,346	14,240	16,466	1,106	(2,226)	7.8	(13.5)

Total noninterest income	$90,627	$80,508	$91,458	$10,119	$(10,950)	12.6	(12.0)

NM — Not meaningful
2006 compared with 2005
Noninterest income totaled $90.6 million, an increase of $10.1 million or 12.6% over 2005. The variance from the prior year was primarily the result of higher service charges on deposit accounts, trust fees, bankcard fees, fully recognizing the deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006 and two items which occurred in 2005: a $3.6 million charge associated with the accounting treatment for swaps hedging brokered certificates of deposit and a $9.0 million net loss on the sale of securities as a result of restructuring the investment portfolio during the fourth quarter of 2005. The improvements were partially offset by a $7.2 million other-than-temporary impairment charge (investment security loss) Citizens recorded in the fourth quarter of 2006 as it no longer had a positive intent to hold $317.3 million of its investment portfolio to recovery due to an expected balance sheet restructuring associated with completing the Republic merger, and by decreases in brokerage and investment fees and ATM network user fees.
Service charges on deposit accounts reflect the impact of revenue enhancement initiatives implemented in the first quarter of 2006. Trust fees reflect the impact of stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Mortgage and other loan income reflects the impact of the mid-2006 alliance with PHH Mortgage, pursuant to which Citizens sells substantially all of its origination volume to PHH Mortgage, partially offset by the impact of an unfavorable rate environment since the first quarter of 2005. Brokerage and investment fees reflect Citizens’ strategy implemented in the first quarter of 2006, which shifted a large portion of its brokerage fee production from reliance on referrals from the branch network and sales campaigns to its Investment Center financial consultants. This change supports Citizens’ strategy of growing low-cost deposits, as its financial consultants increased their focus on attracting funds from new sources outside of Citizens and the branch network continued to improve on providing an enhanced client experience. Over 90% of the brokerage and investment sales generated in 2006 came from external sources. While initially slow to transition, Citizens experienced strong performance from the financial consultants during the last two quarters of 2006. Other income reflects the impact of closing Citizens’ title company during the third quarter of 2006 in conjunction with the PHH Mortgage alliance and losses on the sale of several former branch properties.
Total noninterest income for the first quarter of 2007 is expected to be higher than the fourth quarter of 2006 primarily due to incorporating noninterest income generated by the legacy Republic locations and the impairment charge in the fourth quarter of 2006. Citizens anticipates that total noninterest income will be in the range of $30.0 million to $32.0 million for the first quarter of 2007 depending on the degree of seasonal decreases in mortgage loan origination and the degree of seasonal decreases in service charges on deposit accounts historically experienced at the legacy Citizens.
2005 compared with 2004
Noninterest income totaled $80.5 million, a decrease of $11.0 million or 12.0% from 2004. The variance from the prior year was primarily the result of a $9.0 million net loss on the sales of securities in the fourth quarter of 2005, a $3.6 million charge associated with the accounting for swaps hedging brokered certificates of deposit, and lower mortgage, other loan income, and other income, partially offset by increased service charges on deposit accounts, trust fees, ATM network user fees, and bankcard fees. During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio and reduced option risk. Also during the fourth quarter of 2005, Citizens incurred a cumulative charge of $3.6 million as a result of determining that the swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. In January 2006, Citizens modified the interest rate swaps related to brokered certificates of deposits to establish fair value hedge accounting treatment for future periods. Further discussion of this charge and subsequent changes in the swap portfolio is included in Note 19 to the Consolidated Financial Statements.
Mortgage and other loan income decreased as a result of lower mortgage origination in 2005 and lower letter of credit and home equity annual fees. The other income category decreased primarily due to net gains of $1.7 million from the sale of former branch and other bank premises during 2004. Increases in ATM network user fees and bankcard fees were the result of higher customer activity over electronic delivery channels.
NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below. In order to provide more meaningful trend analysis, special and certain other significant charges are presented separately.
Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2006	2005	2004	2006-2005	2005-2004	2006-2005	2005-2004

Salaries and employee benefits	$132,400	$132,153	$127,958	$247	$4,195	0.2%	3.3%
Occupancy	22,288	22,131	19,865	157	2,266	0.7	11.4
Professional services	15,344	17,279	16,095	(1,935)	1,184	(11.2)	7.4
Equipment	14,691	14,634	14,252	57	382	0.4	2.7
Data processing services	14,989	13,800	13,131	1,189	669	8.6	5.1
Advertising and public relations	5,881	7,853	9,126	(1,972)	(1,273)	(25.1)	(13.9)
Postage and delivery	6,095	6,213	6,411	(118)	(198)	(1.9)	(3.1)
Telephone	5,777	5,481	5,940	296	(459)	5.4	(7.7)
Other loan expenses	4,446	2,655	3,964	1,791	(1,309)	67.5	(33.0)
Stationery and supplies	2,530	3,091	3,707	(561)	(616)	(18.1)	(16.6)
Intangible asset amortization	2,899	2,899	2,899	—	—	—	—
Prepayment penalty on FHLB advances	1,755	—	17,959	1,755	(17,959)	—	(100.0)
Restructuring and merger related expenses	11,324	—	—	11,324	—	—	—
Other	19,408	14,853	18,971	4,555	(4,118)	30.7	(21.7)

Total noninterest expense	$259,827	$243,042	$260,278	$16,785	$(17,236)	6.9	(6.6)

2006 compared with 2005
Noninterest expense totaled $259.8 million, an increase of $16.8 million or 6.9% over 2005. The increase was the result of higher data processing services, other loan expenses, prepayment penalty on FHLB advances, restructuring and merger-related expenses and other expense, partially offset by decreases in professional services, advertising and public relations, as well as stationery and supplies. Citizens recorded an $11.3 million charge in 2006 for restructuring and merger-related expenses associated with the Republic merger.
Salaries and employee benefits were essentially unchanged from 2005 as decreases in hospitalization, social security and workers compensation were substantially offset by increases in salary costs due to merit increases awarded in 2006, higher stock-based compensation resulting from a 2005 plan enhancement awarding primarily restricted stock to employees, as well as a $1.1 million pension curtailment charge as a result of changes to Citizens’ pension programs in the fourth quarter of 2006. Professional services decreased from 2005 as a result of 2005 and early 2006 initiatives to develop corporate strategies to produce enhanced profitability and revenue momentum, enhance overall corporate risk management and ensure regulatory compliance. Equipment costs, which were essentially unchanged from 2005, included $2.0 million in additional depreciation to align the service life of previously acquired equipment with the current capitalization policy. Data processing fees increased over 2005 as a result of implementing enhanced technology initiatives related to customer online banking functionality late in 2005. Advertising and public relations decreased from 2005 as a result of an overall reduction in the amount of market-specific advertising completed in 2006. Telephone expense increased over 2005 as a result of higher cell phone volume, higher usage charges as a result of the acquisition of the previous provider, and more audio conferences to bring the merger integration teams together.
Other loan expenses increased over 2005 as a result of the alliance with PHH Mortgage and higher expenses related to processing commercial loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. Stationery and supplies decreased from 2005 as a result of utilizing an online procurement system that has improved expense management. Other expenses increased over 2005 as a result of the aforementioned restructuring and merger-related expenses, a $1.5 million contribution to Citizens’ charitable foundation; non-credit related losses from a third party vendor contract, a litigation settlement, write downs on several former branch locations and tax-credit related investments in low income housing and community development projects; a $1.8 million prepayment penalty on the retirement of FHLB debt; and to a lesser extent higher expenses related to other real-estate owned, travel and state taxes. The increases in other expenses were partially offset by a reduction in expenses associated with the aforementioned closing of Citizens’ title company during 2006 and a foreign corporation fee paid to the Wisconsin Department of Treasury as a result of merging the Michigan and Wisconsin bank charters in April 2005.
Total noninterest expense for the first quarter of 2007 will include the effects of the Republic merger, including restructuring and merger-related costs and additional expenses that are related to merger activities but not treated as restructuring or merger-related expenses and is expected to be higher than the fourth quarter of 2006 primarily due to incorporating expenses associated with legacy Republic locations. Excluding the restructuring and merger-related costs and additional expenses related to merger activities, Citizens anticipates that total noninterest expense for the first quarter of 2007 will be in the range of $75.0 million to $77.0 million primarily due to lower salaries and employee benefits, partially offset by higher advertising and public relations, professional services, other loan expenses, and other losses.
2005 compared with 2004
Noninterest expense totaled $243.0 million, a decrease of $17.2 million or 6.6% from 2004. This decrease was the result of the $18.0 million prepayment penalty on high cost FHLB debt incurred in the third quarter of 2004 and declines in advertising and public relations, other loan expenses, and in other expenses, partially offset by increases in salaries and employee benefits, occupancy, and professional services.
Salaries and employee benefits increased over 2004 due to higher incentive payouts, higher employee benefit costs related to pension and insurance expenses, and personnel increases in Citizens’ Southeast Michigan market, partially offset by a decrease in postretirement benefits for the Corporation. The Corporation accelerated the vesting of certain non-vested stock options during 2005 and 2004. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. As a result of these accelerations, the Corporation recognized $0.1 million and $0.3 million in expense during 2005 and 2004, respectively. The expense related to those options that were accelerated, that would have occurred after the adoption of SFAS 123R, and will not be recognized as a result of the change, would have been $2.9 million in 2006, $2.5 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. For further discussion of stock-based compensation, see Notes 1 and 14 to the Consolidated Financial Statements.
Occupancy costs increased over 2004 due to rent and depreciation expenses related to the new branches and regional hubs opened in Southeast Michigan throughout 2004 and 2005 and the Michigan and Wisconsin re-branding projects. Professional services increased as a result of $2.3 million in consulting fees associated with several initiatives targeted at developing corporate strategies to produce enhanced profitability and revenue momentum, enhancing overall corporate risk management, ensuring accounting and regulatory compliance, and enhancing information technology practices. Equipment costs increased over 2004 due to $1.5 million in additional depreciation during the second quarter of 2005 as a result of aligning the service life for these items with the current capitalization policy, partially offset by decreases in equipment maintenance and software maintenance. Advertising and public relations expenses decreased as a result of reduced advertising and marketing expenses associated with the Southeast Michigan initiative, partially offset by a fourth quarter of 2005 deposit generation campaign. Other loan expenses decreased as a result of lower consumer loan volumes and process improvements implemented in the consumer loan processing department during the third quarter of 2004. The other expense category decreased as a result of certain tax related reconciliation items incurred in the third quarter of 2004 and a fourth quarter 2004 litigation settlement payment.
FEDERAL AND STATE INCOME TAXES
Citizens recorded income tax expense of $19.3 million in 2006 compared with income tax expense of $31.6 million in 2005 and $19.6 million in 2004. The decrease in the 2006 expense was due to lower pre-tax income for 2006 and a $1.3 million expense as a result of reducing the deferred Wisconsin state income tax asset during 2005 due to the April 2005 merger of the Michigan and Wisconsin bank charters. The increase in the 2005 expense over 2004 was due to higher pre-tax income, the aforementioned $1.3 million ($0.8 million after-tax) expense as a result of reducing the deferred Wisconsin state income tax asset and the third quarter 2004 tax benefit from the Illinois bank sale. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 23.37% in 2006, compared with 28.17% in 2005 and 24.11% in 2004. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest income, and, to a lesser extent, other permanent income tax differences. The decrease in the 2006 effective tax rate was due to lower pre-tax income while tax-exempt income remained relatively unchanged. Citizens’ effective tax rate increased in 2005 compared with 2004 due to the aforementioned reduction in the deferred tax asset and higher income taxes in other states. For further discussion of federal and state income taxes, see Note 15 to the Consolidated Financial Statements.
The effective income tax rate for the first quarter of 2007 should be higher than the fourth quarter of 2006 due to incorporating legacy Republic tax effects. Therefore, the effective tax rate is anticipated to be in the range of 28% to 29%.
LINE OF BUSINESS RESULTS
Net income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 17 to the Consolidated Financial Statements. Certain amounts have been reclassified between segments to conform with current year presentation.

	Net Income
(in thousands)	2006	2005	2004

Commercial Banking	$39,916	$44,704	$35,260
Consumer Banking	40,169	38,584	30,439
Wealth Management	2,940	2,343	1,204
Other	(19,689)	(5,106)	(5,224)

Income from continuing operations	63,336	80,525	61,679
Income from discontinued operations	—	—	14,418

Net income	$63,336	$80,525	$76,097

2006 compared with 2005
Commercial banking net income decreased to $39.9 million in 2006 from $44.7 million in 2005. The decrease in net income was due to an increase in the provision for loan losses, partially offset by higher net interest income and higher noninterest income, while noninterest expense was essentially unchanged. The loan loss provision increase of $12.0 million was largely due to the $9.1 million insurance settlement received in the fourth quarter of 2005 and lower recoveries in 2006 as compared to 2005. Net interest income increased $2.9 million as a result of higher average commercial loan balances due to strong origination volume in the Wisconsin and Southeast Michigan markets and the Citizens Bank Business Finance unit. The increase in earning assets was partially offset by lower net interest margin driven mainly by pricing pressure on loans and shifts in deposit mix from lower cost transaction and savings products to higher cost savings and time deposit products. Noninterest income increased $1.6 million as a result of higher loan fee income and higher service charges on deposit accounts.
Consumer banking net income increased to $40.2 million in 2006 from $38.6 million in 2005. The increase in net income was due to lower noninterest expense and lower provision for loan losses, along with an increase in noninterest income. Offsetting these improvements was a decrease in net interest income. The decrease in noninterest expense of $7.0 million was primarily a result of lower compensation costs and lower advertising and marketing related expenses. The decrease in provision expense was primarily a result of the decline in outstanding loan balances. The $2.5 million increase in noninterest income was due mainly to higher service charges on deposit accounts and the recognition of the aforementioned gain on sale of the Royal Oak, Michigan office, partially offset by lower brokerage fee income. Net interest income decreased by $9.1 million as a result a lower average consumer loan balances driven mainly by a decline in home equity lines of credit which were partially offset by increases in closed end home equity loans, mortgages, and indirect loans. Lower net interest margin also contributed to the net interest income decline as the mix of deposits continued to shift toward higher cost savings and time deposit products.
Wealth management net income increased to $2.9 million in 2006 from $2.3 million in 2005. The increase in net income was due to higher net interest income and noninterest income, partially offset by an increase noninterest expense. Net interest income increased $0.1 million due to an increase in private banking loans and deposits. Noninterest income increased $1.3 million as a result of higher trust fees and brokerage fees. Trust fees increased due to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Trust assets under administration were $2.7 billion at December 31, 2006 compared with $2.5 billion at December 31, 2005. Brokerage income increased as a result of a new strategy implemented in the first quarter of 2006, which shifted a large portion of its brokerage fee production from reliance on referrals from the branch network and sales campaigns to its Investment Center financial consultants. This change supports Citizens’ strategy of growing low-cost deposits, as its financial consultants increased their focus on attracting funds from new sources outside of Citizens and the branch network continued to improve on providing an enhanced client experience. Over 90% of the brokerage and investment sales generated in 2006 came from external sources. While initially slow to transition, Citizens experienced strong performance from the financial consultants during the last two quarters of 2006.
Activities that are not directly attributable to one of the above are included in the other business line. Included in this category are the Holding Company; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The other business line net income decreased $14.6 million resulting in a net loss of $19.7 million in 2006 compared with a net loss of $5.1 million in 2005. The decrease in net income was due to higher noninterest expense and lower net interest income, partially offset by higher noninterest income. The increase in noninterest expense was due to $11.3 million in restructuring and merger-related expenses; a $1.5 million contribution to Citizens’ charitable foundation; a $1.8 million prepayment penalty on the retirement of FHLB debt; non-credit related losses from a third party vendor contract, a litigation settlement and tax-credit related investments in low income housing and community development projects; and to a lesser extent increases in compensation and data processing expenses. The net interest income decrease of $6.3 million was primarily a result of the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Noninterest income increased by $4.7 million as a result of lower net losses on the sales of securities, and the $3.6 million charge associated with the accounting treatment of swaps hedging brokered certificates of deposit, which occurred in the fourth quarter of 2005.
2005 compared with 2004
Commercial banking net income increased to $44.7 million in 2005 from $36.3 million in 2004. The increase in net income was due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by lower noninterest income and higher noninterest expenses. The loan loss provision declined by $14.0 million due to a reduction in the level of net charge-offs primarily as a result of the $9.1 million insurance settlement and continued improvement in the overall risk of the commercial loan portfolio. Net interest income increased $5.9 million as a result of higher average commercial loan balances due to continued strong growth in the Southeast Michigan market, increased focus on the sales management process, and several new relationships in key Michigan and Wisconsin markets, which were partially offset by continued reduction of exposure on credits not meeting Citizens’ risk parameters, including the third quarter 2005 nonperforming loan sale, and normal competitive pressures. Higher average time deposit balances from municipalities and higher spreads on demand deposits due to the rising rate environment also contributed to the increase in net interest income. Noninterest income declined $0.8 million due to lower service charges on deposit accounts due to the rising rate environment, which resulted in higher customer earnings credits against commercial service charges on deposit accounts based on commercial deposit balances, and a change in procedures for recording letter of credit fees. Noninterest expense increased $4.5 million due to higher incentive compensation, and personnel increases in Citizens’ Southeast Michigan market. These increases were partially offset by lower professional services expense.
Consumer banking net income increased to $38.6 million in 2005 from $31.5 million in 2004. The increase in net income was due to a decrease in the provision for loan losses and noninterest expense and an increase in net interest income, partially offset by a decline in noninterest income. The loan loss provision decreased by $6.5 million due to a continued conscientious focus on the underwriting process and a reserve reduction of $1.5 million related to a previous mortgage recourse transaction. Noninterest expense for 2005 decreased by $4.3 million as a result of lower salary and incentive related compensation expense, and lower advertising and public relations expenses. Net interest income increased $2.0 million as a result of increased spreads on consumer deposit products partially offset by spread compression in the consumer loan portfolio. Total noninterest income decreased by $0.3 million as a result of lower brokerage and mortgage related fee income, and net gains related to the sale of branch properties that occurred in 2004, these decreases were partially offset by higher service charges on deposit accounts.
Wealth management net income increased to $2.3 million in 2005 from $1.2 million in 2004. The increase in net income was due to higher net interest income and noninterest income. Net interest income increased $0.2 million due to higher private banking loans and deposits. Noninterest income increased by $1.6 million as a result of higher trust fees, brokerage fees, a performance-related penalty of $0.3 million received from a third party vendor, and a full-year of third party vendor fees. These increases were partially offset by the gain on the reorganization of the Golden Oak Funds and a litigation settlement in 2004. Trust fees increased due to stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Trust assets under administration were $2.5 billion at December 31, 2005 compared with $2.7 billion at December 31, 2004. The decline in trust assets was due to the reduction of an institutional relationship and the exit of custody assets during 2005. The effect of these exits was partially offset by stronger financial markets at December 31, 2005 and continued growth in personal investment management assets. Brokerage income increased due to more business being referred to financial consultants in wealth management from licensed personal bankers in consumer banking.
Activities that are not directly attributable to one of the above are included in the other business line. Included in this category are the Holding Company; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The other business line net income decreased $12.1 million resulting in a net loss of $5.1 million in 2005 compared with net income of $7.0 million in 2004. The decrease was primarily due to the $12.8 million gain on the sale of discontinued operations in 2004 as well as lower net interest income and noninterest income, partially offset by lower noninterest expense. Noninterest expense decreased by $17.5 million, due largely to the $18.0 million prepayment penalty associated with the retirement of high cost FHLB advances that was incurred in the third quarter of 2004. Net interest income decreased by $4.0 million as a result of the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Noninterest income decreased by $11.3 million as a result of the $9.0 million net loss on the sale of securities and the $3.6 million charge associated with the accounting treatment of swaps hedging brokered CDs, both of which occurred in the fourth quarter of 2005.
FINANCIAL CONDITION
SUMMARY
The following table summarizes various indicators of Citizens’ financial condition for 2006, 2005 and 2004.

	2006	2005	2004

Average total assets (in millions)	$7,706.5	$7,777.8	$7,585.5
Average short term borrowings (in millions)	374.1	812.6	653.4
Average long term debt (in millions)	998.2	938.5	936.0
Average earning assets as a percent of average assets	94.1%	94.5%	94.4%
Average investment securities and money market investments as a percent of average earning assets	21.7	24.8	26.8
Average portfolio loans as a percent of average earning assets	78.0	74.8	72.7
Interest-bearing deposits as a percent of average interest-bearing liabilities	77.3	71.3	73.4
Ratio of average noninterest bearing deposits to average deposits	16.5	17.6	17.0
The above items are discussed in more detail in the following sections.

AVERAGE TOTAL ASSETS
Average total assets for 2006 decreased $71.3 million or 0.9% to $7.7 billion as declines in the investment portfolio as a result of using portfolio cash flow to reduce short-term borrowings and declines in the direct consumer loan portfolio due to weak consumer demand in most of Citizens’ markets were partially offset by growth in other portfolio loan categories.
INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest-rate risk and maximizing return. Securities are classified as available for sale or held to maturity. As of December 31, 2006, 96.3% of securities were classified as available for sale.
A summary of investment securities balances at December 31, 2006, 2005 and 2004 is provided below:
Investment Securities

December 31 (in thousands)	2006	2005	2004

Available for Sale:
U.S. Treasury	$39,854	$—	$—
Federal agencies	436,315	310,408	291,991
Collaterized mortgage obligations	791,739	496,925	615,765
Mortgage-backed securities	994,767	315,253	443,112
State and municipal securities	575,907	378,235	395,878
Other securities	874	1,176	388

Total	$2,839,456	$1,501,997	$1,747,134

Held to Maturity:
State and municipal securities	$109,744	$82,431	$54,035

Total Investments	$2,949,200	$1,584,428	$1,801,169

Total investment securities increased $1.4 billion in 2006 after decreasing $216.7 million in 2005. Available for sale securities increased $1.3 billion or 89.1% in 2006, compared with a decrease of $245.1 million or 14.0% in 2005. Federal agency-issued securities (non-mortgage-backed) increased $125.9 million or 40.6% in 2006 and increased $18.4 million or 6.3% in 2005. Collateralized mortgage obligations increased $288.1 million or 57.2% in 2006 compared with a decrease of $112.1 million or 18.2% in 2005. Mortgage-backed securities increased $686.2 million in 2006 compared with a decrease of $134.6 million or 30.4% in 2005. The increase in securities during 2006 was the result of an additional $1.3 billion of securities from the Republic merger and the securitization of $214.7 million of fixed and adjustable rate mortgage loans in the fourth quarter of 2006 that are accounted for as mortgage-backed securities. The components of the Republic investment portfolio at December 31, 2006 were: federal agency $137.6 million, collateralized mortgage obligations $404.4 million and mortgage-backed securities $501.2 million. All securities added from the Republic merger were classified as available for sale.
An other-than-temporary impairment charge of $7.2 million (investment security loss) was recorded in the fourth quarter of 2006 as Citizens no longer had a positive intent to hold $317.3 million of its investment securities portfolio to recovery. The impairment charge was part of planned strategies to restructure Citizens’ balance sheet as a result of the Republic merger to help reduce interest rate risk, liquidity risk, and improve earnings quality. All or part of these securities are expected to be sold in the first quarter of 2007.
Citizens sold $322.4 million of securities in the fourth quarter of 2005 and recorded a $9.0 million loss on the sale of the securities. The primary objectives of the transaction were to shorten duration, reduce prepayment option risk and improve liquidity by reducing wholesale borrowings. The decision to sell securities was based on changes in the asset/liability position of Citizens resulting from increases in intermediate and long-term interest rates prior to the sales. Citizens used $209.4 million of the sale proceeds to purchase securities with shorter duration and no exposure to prepayment option risk. The remaining $104.0 million of the proceeds, after netting the $9.0 million loss, was used to reduce wholesale borrowings.
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
Purchases of municipal securities remain dependent on the Corporation’s capacity to utilize tax-exempt income. Municipal securities available for sale increased $197.7 million or 52.3% in 2006, compared with a decrease of $17.6 million or 4.5% in 2005. The merger with Republic added $211.6 million of municipal securities classified as available for sale. Municipal securities classified as held to maturity increased $27.3 million or 33.1% in 2006 compared with an increase of $28.4 million or 52.6% in 2005.
Maturities and average yields of investment securities at December 31, 2006 are presented in Table 4 below.

Table 4. Maturity Distribution of Investment Securities Portfolio

	Due Within			One to			Five to			After
	One Year			Five Years			Ten Years			Ten Years			Total
		Estimated			Estimated			Estimated			Estimated			Estimated
December 31, 2006	Amort.	Fair	Avg.	Amort.	Fair	Avg.	Amort.	Fair	Avg.	Amort.	Fair	Avg.	Amort.	Fair	Avg.
(in thousands)	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield

Securities Available for Sale:
US Treasury securities (2)	$39,854	$39,854	4.66%	$—	$—	—%	$—	$—	—%	$—	$—	—%	$39,854	$39,854	4.66%
Federal agency securities (2)	117,779	117,779	4.83	204,747	204,383	4.88	94,755	94,755	5.46	19,398	19,398	5.78	436,679	436,315	5.03
Collateralized mortgage obligations (2)(3)	112,715	111,407	3.95	657,476	656,128	5.18	24,073	24,073	5.51	131	131	6.92	794,395	791,739	5.02
Mortgage-backed securities (2)(3)	107,073	107,075	4.69	637,129	633,994	5.00	142,098	141,318	5.22	112,571	112,380	5.34	998,871	994,767	5.03
State and municipal securities (1)(2)	26,938	27,114	7.67	129,786	133,935	7.07	230,331	234,629	6.12	179,175	180,229	6.06	566,230	575,907	6.39
Other securities	824	824	5.32	—	—		—	—		11	50	8.00	835	874	5.35

Total securities available for sale	$405,183	$404,053	4.72%	$1,629,138	$1,628,440	5.22%	$491,257	$494,775	5.70%	$311,286	$312,188	5.78%	$2,836,864	$2,839,456	5.29%

Securities Held to Maturity:
State and municipal securities (1)(2)	$—	$—	—%	$1,610	$1,586	4.86%	$10,327	$10,411	5.94%	$97,807	$98,286	6.28%	$109,744	$110,283	6.23%
Total securities held to maturity	$—	$—	—%	$1,610	$1,586	4.86%	$10,327	$10,411	5.94%	$97,807	$98,286	6.28%	$109,744	$110,283	6.23%

(1)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(2)	Yields are based on amortized cost.

(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

(4)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.

As of December 31, 2006, the estimated aggregate fair value of the securities available for sale portfolio was $2.6 million above amortized cost, consisting of gross unrealized gains of $12.0 million and gross unrealized losses of $9.4 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 6 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.
FHLB and Federal Reserve stock at December 31, 2006 increased $77.0 million to $132.9 million compared with December 31, 2005 due to the Republic merger.
LOAN PORTFOLIO
Citizens extends credit within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Indiana, Ohio and Iowa. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry with no concentration within a single industry that exceeds 10% of total loans. Citizens has minimal loans to foreign debtors and does not actively solicit nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer.
Portfolio Loans
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial, commercial real estate, and real estate construction loans at December 31, 2006 are presented below.
Table 5. Portfolio Loans (1)

(in millions)	2006	2005	2004	2003	2002

Portfolio Loans Outstanding at December 31
Commercial	$2,004.9	$1,688.1	$1,633.8	$1,645.4	$1,848.1
Commercial real estate	2,442.5	1,190.4	1,153.0	1,194.2	1,212.3
Real estate construction	678.1	211.7	102.9	89.9	168.4

Total commercial	5,125.5	3,090.2	2,889.7	2,929.5	3,228.8
Residential mortgage loans	1,543.5	539.8	508.2	492.7	622.2
Direct consumer	1,721.4	1,142.0	1,169.6	998.3	835.7
Indirect consumer	840.6	844.1	825.9	743.9	656.0

Total	$9,231.0	$5,616.1	$5,393.4	$5,164.4	$5,342.7

Commercial Portfolio Loan Maturities and Interest Rate Sensitivity at December 31, 2006

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial	$988.4	$849.0	$167.5	$2,004.9
Commercial real estate	371.2	1,745.8	325.5	2,442.5
Real estate construction	325.4	308.9	43.8	678.1

Total commercial	$1,685.0	$2,903.7	$536.8	$5,125.5

Loans above:
With floating interest rates	$1,250.8	$1,249.7	$377.6	$2,878.1
With predetermined interest rates	434.2	1,653.9	159.3	2,247.4

Total	$1,685.0	$2,903.6	$536.9	$5,125.5

(1)	Excludes mortgage loans held for sale
Total portfolio loans increased during 2006 primarily as a result of the Republic merger and strong total commercial originations, partially offset by declines in the direct consumer loan portfolio due to weak consumer demand in most of

Citizens’ markets and the aforementioned securitization of residential mortgage loans. The loan growth during 2005 was a result of increases in all loan categories except direct consumer, which declined as a result of weak consumer demand.
Credit Risk Management. Extending credit to businesses and consumers exposes the Corporation to credit risk which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Corporation has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through the establishment of a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and surveillance and evaluation by an independent internal loan review staff of the quality, trends, collectibility and collateral margins within the loan portfolio. Lending policies and guidelines are reviewed and modified on an ongoing basis as conditions change and new credit products are offered. Commercial and commercial real estate credit administration policies include a loan rating system that is validated by the internal loan review staff who verify credit ratings by sampling loans based upon select criteria, including loan size, delinquency status, loan officer coverage and other factors. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potentially problematic loans. Account officers are vested with the responsibility of monitoring their customers’ financial condition and initiating changes in the loan ratings on credits. In an ongoing effort to strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Loans that have migrated within the loan rating system to a level that requires remediation are actively reviewed by senior management at quarterly meetings with the credit risk management staff and market relationship officers. At these meetings, action plans are developed to either remediate any emerging problem loans or develop a specific plan for removing such loans from the portfolio. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer.
The Corporation maintains an independent loan review department that reviews and validates the credit risk profile on a regular basis. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel.
Commercial. The commercial loan category includes a diverse group of loans largely to in-market small business (less than $0.5 million) and lower-middle market ($0.5 to $5.0 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.
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
Commercial loans at December 31, 2006 were higher than December 31, 2005 by $316.8 million or 18.8%. In addition to the $41.1 million from Republic, the increase was a result of new relationships in traditional Michigan and Wisconsin markets, solid originations from the asset-based lending unit, which was formed in the second quarter of 2006, and continued strong growth in the Southeast Michigan market.
Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi-unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.

Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. With the Republic merger the primary growth in the commercial real estate portfolio is in the non-owner occupied segment. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2006, approximately 35% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
Commercial real estate loans at December 31, 2006 were higher than December 31, 2005, by $1.3 billion primarily due to $1.2 billion from Republic.
Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are well known to the Corporation, have prior successful project experience, and are well-capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. These loans are considered to have higher risks than other real estate loans due to the inherent construction risk and their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, residential mortgage financing, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained.
Real estate construction loans increased to $678.1 million at December 31, 2006, due almost entirely to $457.5 million attributable to the Republic merger.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Most residential mortgage loans are sold in the secondary mortgage market. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages.
Portfolio residential mortgage loans were $1.5 billion at December 31, 2006, an increase of $1.0 billion compared with December 31, 2005. The increase over 2005 was due to the addition of $1.2 billion in balances from the Republic merger, which was partially offset by the securitization of $214.7 million in fixed and adjustable rate mortgage loans, which were converted into mortgage-backed securities that are accounted for as investment securities.
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
The Corporation originates consumer loans utilizing a computer-based credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting guidelines for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value considerations not to exceed 100%, credit scoring results, ability to service overall debt, and documentation requirements. During 2006 direct consumer loans increased $579.4 million or 50.7%, as a result of the $660.0 million from the Republic merger, partially offset by a decline in legacy Citizens balances due to a decrease in historically strong activity where consumers repay their installment loans using home equity loans and due to weaker consumer demand in Citizens’ markets.
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
Indirect loans were essentially unchanged from 2005 as a result of a decline in the automobile segment, partially offset by increases in the recreational vehicle and marine segments, which aligns with the bank’s strategic shift of focus towards the recreational vehicle and marine segments.
Loans Held for Sale. The loans held for sale category is comprised of commercial real estate, direct consumer, and residential mortgage loans. Commercial real estate loans totaling $68.6 million were transferred from the commercial real estate portfolio to loans held for sale to reflect alignment of certain Republic loans with Citizens’ lending philosophies. Consumer loans totaling $28.0 million were also transferred to the held for sale category as a result of pending branch divestitures which are expected to close in the second quarter of 2007. The remaining balance of $76.3 million represents residential mortgage loans that are marked for sale in the secondary market but, as a normal course of business, have not yet been sold.
NONPERFORMING ASSETS
Nonperforming assets are comprised of nonaccrual loans, restructured loans and repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of losses in the future. A five-year history of nonperforming assets is presented below.

Table 6. Nonperforming Assets and Past Due Loans

December 31 (in thousands)	2006	2005	2004	2003	2002

Nonperforming Loans(1)(2)(3)
Nonaccrual
Less than 30 days past due	$4,305	$4,206	$2,761	$7,721	$13,030
From 30 to 89 days past due	1,413	1,136	3,118	4,450	23,157
90 or more days past due	52,174	26,798	36,940	55,606	45,848

Total	57,892	32,140	42,819	67,777	82,035
90 days past due and still accruing	767	238	40	345	859
Restructured (1)	378	—	42	—	—

Total nonperforming portfolio loans	59,037	32,378	42,901	68,122	82,894
Nonperforming held for sale	22,846	—	—	—	—
Other Repossessed Assets Acquired	20,165	7,351	7,946	7,771	7,918

Total nonperforming assets	$102,048	$39,729	$50,847	$75,893	$90,812

Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	1.10%	0.71%	0.94%	1.47%	1.70%
Nonperforming assets as a percent of total assets	0.73	0.51	0.66	1.01	1.24

Nonperforming Loans by Type(4)
Commercial	$8,843	$12,118	$13,816	$38,553	$47,744
Commercial real estate	14,915	5,068	14,464	15,943	18,665

Total commercial	23,758	17,186	28,280	54,496	66,409
Residential mortgage	28,428	8,412	8,643	9,161	10,865
Direct Consumer	6,041	4,326	3,527	3,215	3,817
Indirect Consumer	810	2,454	2,451	1,250	1,803

Total	$59,037	$32,378	$42,901	$68,122	$82,894

(1)	Nonperforming loans include loans on which interest is not being recognized (nonaccrual), those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured), and loans 90 days past due and still accruing.

(2)	Gross interest income that would have been recorded in 2006 for nonaccrual and restructured loans, as of December 31, 2006, assuming interest had been accrued throughout the year in accordance with original terms was $2.1 million. The comparable 2005 and 2004 totals were $2.5 million, and $3.8 million, respectively. Interest collected on these loans and included in income was $0.6 million in 2006, $0.6 million in 2005 and $2.0 million in 2004. Therefore, on a net basis, total income foregone due to these loans was $1.5 million in 2006, $1.9 million in 2005 and $1.8 million in 2004.

(3)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Less than 30 days past due and non-acrual $0.6 million, From 30 to 89 days past due and non-accrual $1.0 million, 90 days or more past due and non-accrual $29.2 million, no 90 days or more past due and still accruing and no restructured loans, nonperforming held for sale $21.6 million, and other repossessed assets acquired $12.6 million.

(4)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Commercial $0.2 million, commercial real estate $8.4 million, residential mortgage $19.4 million, direct consumer $2.6 million, indirect consumer $0.1 million.
Nonperforming assets totaled $102.0 million, an increase of $62.3 million over December 31, 2005. The increase in nonperforming assets reflects a decrease in legacy Citizens nonperforming assets of $2.7 million and the addition of Republic’s nonperforming assets of $65.0 million.
The $6.6 million increase in nonperforming commercial and commercial real estate loans was the result of the addition of $8.7 million of Republic nonperforming loans and a reduction of $2.1 million at legacy Citizens’ loans. The legacy Citizens decrease reflected a sale of nonperforming loans in 2006 with an aggregate balance of $4.5 million.
Nonperforming residential mortgage loans increased by $20.0 million at December 31, 2006 compared with December 31, 2005. The increase was the result of the addition of $19.3 million of Republic nonperforming loans and an increase of $0.7 million of legacy Citizens nonperforming loans. The consumer portfolio nonperforming loans increased $0.1 million at December 31, 2006 compared with December 31, 2005, reflecting the addition of $2.7 million of Republic nonperforming loans and a decrease of $2.6 million of legacy Citizens nonperforming loans.
The Corporation carefully monitors other credits that, while current in terms of principal and interest payments, have the potential to deteriorate in quality if economic conditions change. These loans are primarily commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location. As of December 31, 2006, such loans amounted to $294.2 million or 3.2% of total portfolio loans compared with $163.7 million or 2.9% of total portfolio loans as of December 31, 2005. Of this amount $100.2 million was acquired as part of the merger with Republic.
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
The Corporation conducts a periodic process on certain credits that utilize market and credit personnel to help evaluate and identify quantitative and qualitative factors within and surrounding these credits. These leading indicators help the Corporation track potential issues that may or may not arise with these credits. Some of these loans are transferred from the markets to Citizens’ special loans group. The special loans group then determines, using qualitative and quantitative factors, if there are specific conditions or circumstances that would indicate if it is probable that a loss will be incurred. Certain of the nonperforming loans included in Table 6 are considered to be impaired. The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Certain large balance accruing loans rated substandard or lower are also measured for impairment. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans. Consumer loans, both direct and indirect, and residential mortgage loans, are not included in the impaired loan data because they are smaller balance homogeneous loans.
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
Information regarding the Corporation’s impaired loans follows:

			Valuation Reserve
(in thousands)	2006	2005	2006	2005

Balances — December 31
Impaired loans with valuation reserve	$20,737	$7,989	$7,550	$5,059
Impaired loans with no valuation reserve	21,641	908	—	—

Total impaired loans	$42,378	$8,897	$7,550	$5,059

Impaired loans on nonaccrual basis	$11,321	$4,728	$2,104	$2,747
Impaired loans on accrual basis	31,057	4,169	5,446	2,312

Total impaired loans	$42,378	$8,897	$7,550	$5,059

Average balance for the year	$19,871	$24,398
Interest income recognized for the year	1,478	1,057
Cash collected applied to outstanding principal	344	393

Of the total impaired loans, $21.6 million was acquired as part of the Republic merger. These loans had no reserve carried over on a post merger basis.
ALLOWANCE FOR LOAN LOSSES
A summary of Citizens’ loan loss experience for the past five years appears below.
Table 7. Summary of Loan Loss Experience

Year Ended December 31 (dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses — January 1	$116,400	$122,184	$121,350	$104,859	$74,355
Transfer to reserve for commitments	—	—	—	—	1,327
Provision for loan losses	11,265	1,109	21,609	62,008	117,331
Charge-offs:
Commercial (3)	7,294	12,920	24,582	47,683	80,076
Residential mortgage	1,640	1,152	1,060	1,233	2,027
Direct consumer	5,823	5,290	5,864	6,414	7,346
Indirect consumer	9,062	9,485	7,565	9,243	8,710

Total charge-offs	23,819	28,847	39,071	64,573	98,159

Recoveries:
Commercial (3)	3,670	17,721	13,960	14,094	5,283
Residential mortgage	154	69	70	35	11
Direct consumer	1,389	1,419	1,669	1,847	1,660
Indirect consumer	2,342	2,745	2,597	3,080	3,051

Total recoveries	7,555	21,954	18,296	19,056	10,005

Net charge-offs	16,264	6,893	20,775	45,517	88,154

Allowance of acquired bank	57,703	—	—	—	—

Allowance for loan losses — December 31	$169,104	$116,400	$122,184	$121,350	$104,859

Allowance for losses on lending-related commitments — December 31 (2) (4)	$6,119	$3,023	$2,833	$2,654	$2,654

Portfolio loans outstanding at year-end (1)	$9,231,082	$5,616,119	$5,393,365	$5,164,416	$5,342,669
Average portfolio loans outstanding (1)	5,657,476	5,493,280	5,210,817	5,140,450	5,467,139
Ratio of allowance for loan losses to nonperforming loans	286.44%	359.50%	284.80%	178.14%	126.50%
Ratio of allowance for loan losses to loans outstanding at year-end	1.83	2.07	2.27	2.35	1.96
Ratio of net loans charged off as a percentage of average loans outstanding	0.29	0.13	0.40	0.89	1.61

(1)	Balances exclude loans held for sale.

(2)	During the fourth quarter of 2003, Citizens reclassified $2.7 million from the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts were restated to conform to the new presentation.

(3)	The Commercial category includes both commercial and commercial real estate loans.

(4)	December 31, 2006 reserve for loan commitments includes $3.1 million from the Republic merger.
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. The $10.2 million increase in loan loss provision in 2006 was primarily the result of a $9.1 million insurance settlement, which was accounted for as a recovery in the fourth quarter of 2005, slight movement in the risk position of the loan portfolio caused by an increase in watch loans, recognized loan deterioration in the real estate related portfolios, and Citizens’ proactive credit philosophy..
Credit losses are charged against, and recoveries are credited to, the allowance for loan losses. Commercial net charge-offs totaled $3.6 million in 2006, compared with net recoveries of $4.8 million in 2005. Commercial net charge-offs in 2005 reflect the insurance settlement of $9.1 million accounted for as a loan loss recovery. The commercial loan charge-offs and recoveries in 2006 were smaller in size than in previous years and represented a variety of industries. Net charge-offs for residential mortgage and consumer portfolio loans were fairly consistent with net charge-offs in 2005.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for credit losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens did not substantively change its overall approach in the calculation of the allowance for loan losses in 2006 from 2005 and the allocation methods used at December 31, 2006 and December 31, 2005 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in Note 1 to the Consolidated Financial Statements.
Internal risk ratings are assigned to each commercial and commercial real estate loan at the time of approval and are subject to subsequent periodic reviews by senior management. These ratings encompass ten categories that define a borrower’s estimated ability to repay their loan obligations.
Beginning in the third quarter of 2002, the Corporation utilized an eighteen-month rolling average of net charge-offs in its allowance methodology. In 2004, Citizens further refined the use of loan loss averages by using 12 months for consumer, except home equity, and credit-card, while continuing to use 18 months for commercial, home equity, and mortgage loans. These changes did not affect the level of net charge-offs or the calculation of the specific allowances. In 2005, further enhancements to the methodology incorporate the use of quantitative Citizens’ or banking industry loan loss experience for homogenous loan pools with similar risk characteristics and qualitative risks based upon factors both internal and external to the Corporation.
Table 8 below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the percentage of each loan type of total portfolio loans.

Table 8. Allocation of the Allowance for Loan Losses(1)

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
December 31		Total		Total		Total		Total		Total
(dollars in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$7.6		$5.1		$15.3		$18.0		$18.6

Risk allocated allowances:
Commercial (2)	94.8	55.5%	55.2	55.1%	59.2	53.6%	68.3	56.7%	62.0	60.4%
Residential mortgage	15.1	16.7	6.3	9.6	6.2	9.4	4.7	9.6	2.3	11.7
Direct Consumer	16.7	18.7	12.4	20.3	6.9	21.7	6.3	19.3	7.1	15.6
Indirect Consumer	25.5	9.1	27.5	15.0	12.3	15.3	8.6	14.4	8.0	12.3

Total risk allocated allowance	152.1		101.4		84.6		87.9		79.4

Total allocated	159.7	100.0%	106.5	100.0%	99.9	100.0%	105.9	100.0%	98.0	100.0%

General valuation allowances	9.4		9.9		22.3		15.4		6.8

Total	$169.1		$116.4		$122.2		$121.3		$104.8

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.
Specific Allocated Allowance. Classified credits, which include “doubtful,” “substandard,” and “special mention,” and are subject to specific reserves, increased to $20.7 million and have been allocated a specific allowance of $7.6 million at December 31, 2006 compared to $8.9 million in classified credits with an allocated specific allowance of $5.1 million at December 31, 2005. There was no specific allowance carried over from Republic as part of the merger. For legacy Citizens, the amount of the specific allowance as a percent of outstanding loan balances subject to such specific reserves decreased to 36.4% at December 31, 2006 from 56.9% at December 31, 2005 as fewer substandard credits were assigned a specific reserve. Credits classified as “doubtful” have critical weaknesses that make full collection improbable. “Substandard” credits have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. “Special mention” credits are potentially weak, as the borrower has begun to exhibit deteriorating trends that, if not corrected, could jeopardize repayment of the loan and result in further downgrade.
Risk Allocated Allowance. The risk allocated allowance increased $50.7 million as of December 31, 2006. This included $53.9 million of Republic reserves acquired as part of the merger. For legacy Citizens, total risk allocated allowance decreased by $3.2 million, primarily in the consumer portfolios.
General Valuation Allowances. The general valuation reserve allowance decreased by $0.5 million. The December 31, 2006 allowance included $3.8 million of Republic reserve acquired as part of the merger. Legacy Citizens allowance decreased $4.3 million primarily as a result of the lower portfolio credit risk.
The general valuation reserve allowances are based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase at December 31, 2006 in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and the possible imprecision in the loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2006 appropriately reflect probable inherent but undetected losses in the portfolio.

As a result of completing the Republic merger on December 29, 2006, the methodology used by Republic Bank to estimate its allowance for loan losses at December 31, 2006 was not conformed to the process used by the other subsidiary banks. However, the process used by Republic Bank is not significantly different than the process used by the other subsidiary banks.
DEPOSITS
The following table provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.
Table 9. Average Deposits

	2006		2005		2004
Year Ended December 31	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing demand	$921,580	—%	$931,053	—%	$898,520	—%
Interest-bearing demand	779,803	0.65	1,035,579	0.67	1,264,941	0.75
Savings	1,478,492	2.63	1,505,604	1.47	1,397,290	0.78
Time	2,408,092	4.29	1,814,154	3.09	1,716,919	2.51

Total	$5,587,967	2.63	$5,286,390	1.61	$5,277,670	1.20

Total average deposits increased 5.7% in 2006 as a result of sales strategies focused on growing deposits. Average time deposits increased 32.7%, while noninterest-bearing demand, interest-bearing demand, and savings balances fell 1.0%, 24.7%, and 1.8%, respectively, as a result of customers migrating balances to more rate sensitive product categories with the continued increases in market interest rates. The average cost of the deposit portfolio increased as a result of the higher interest rate environment and a shift in deposit mix from lower cost noninterest-bearing demand and interest-bearing demand deposits to higher cost savings and time deposits.
As of December 31, 2006, certificates of deposit of $100,000 or more accounted for 24.3% of total deposits. The maturities of these deposits are summarized below.
Table 10. Maturity of Time Certificates of Deposit of $100,000 or More At December 31, 2006

(in thousands)
Three months or less	$858,193
After three but within six months	433,672
After six but within twelve months	496,461
After twelve months	321,634

Total	$2,109,960

Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Brokered deposits and time deposits of $100,000 or more increased by $1.0 billion at December 31, 2006 from the prior year-end as a result of the merger with Republic and increased customer demand for time deposits as interest rates increased in 2006. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
BORROWED FUNDS
Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan notes. Total short-term borrowings totaled $938.9 million as of December 31, 2006 compared with $529.1 million as of December 31, 2005. The increase in short-term borrowings is a result of the merger with Republic. See Note 11 to the Consolidated Financial Statements for additional information on short-term borrowings.
Long term debt is comprised of FHLB debt, subordinated notes and other borrowed funds. Long-term debt totaled $2.6 billion at December 31, 2006, compared with $1.0 billion at December 31, 2005. FHLB debt increased $855.6 million to $1.7 billion at December 31, 2006, primarily as a result of the $971.5 million acquired in the Republic merger. In the fourth quarter of 2006, $50.0 million of putable FHLB debt was retired as a means of reducing funding costs and improving interest rate risk. This retirement resulted in a penalty of $1.8 million. As of December 31, 2006, other borrowed funds totaled $583.6 million, primarily comprised of $580.7 million of long-term repurchase agreements acquired in the Republic merger. As of December 31, 2005, Citizens did not have any other borrowed funds. A summary of long-term debt balances as of December 31, 2006 and 2005 appears in Note 12 to the Consolidated Financial Statements. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle.
On October 3, 2006, Citizens Funding Trust I (the “Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The proceeds from the offering were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic and for general corporate purposes. In June 2003, Citizens issued $25.8 million of floating rate 30 year trust preferred securities through a special purpose trust with a variable interest rate of three month LIBOR plus 3.10%. The principal is due in June 2033. On October 9, 2001, Republic issued $51.5 million of 8.60% trust preferred securities callable after December 31, 2006 and maturing December 31, 2031. These securities qualify as Tier 1 capital for regulatory risk-based capital purposes.
On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes due in 2013. The notes qualify as Tier 2 capital for regulatory risk-based capital purposes and were issued to provide funding to support cash flow requirements at the Holding Company and to improve risk-based capital ratios.
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

	Regulatory Minimum
		“Well-	December 31,
	Required	Capitalized”	2006	2005	2004

Risk based:
Tier 1 capital	4.00%	6.00%	9.41%	9.94%	9.96%
Total capital	8.00	10.00	11.90	13.22	13.32

Tier 1 Leverage (1)	4.00	5.00	7.22	7.98	7.84

(1)	In 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006
Average shareholders equity was $661.0 million, or 8.58% of average assets for 2006 compared with $653.0 million, or 8.40%, for 2005 and $639.6 million, or 8.32% for 2004. Citizens declared and paid cash dividends of $1.155 per share in 2006, an increase of 1.3% over $1.14 per share in 2005 and 2004. At December 31, 2006, shareholders’ equity was $1.6 billion, compared with $656.5 million at December 31, 2005. The increase was primarily due to the issuance of $885.0 million in new Citizens common stock as part of the total consideration for the Republic merger. Book value per common share at December 31, 2006 and 2005 was $20.58 and $15.28, respectively.

In October 2001, the Holding Company’s Board of Directors approved a plan to repurchase up to 3,000,000 shares of Citizens’ common stock for general corporate purposes. This plan was completed on August 12, 2004. The Holding Company repurchased the shares at an overall average price of $28.56. In October 2003, the Board of Directors approved a new plan to repurchase an additional 3,000,000 shares of common stock. There is no expiration date for the repurchase program. As of December 31, 2006, shares remaining to be purchased under the current program totaled 1,906,200. The repurchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and NASDAQ. The timing of the repurchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that the Holding Company will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2006. Refer to Notes 8, 10, 11, and 12 to the Consolidated Financial Statements for further discussion of these contractual obligations.
Table 11. Contractual Obligations

	Minimum Payments Due by Period
Year Ended December 31, 2006		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits without stated maturities(1)(2)	$4,430,391	$4,430,391	$—	$—	$—
Deposits with stated maturities(1)(2)	4,274,946	3,317,475	745,330	145,082	67,059
Federal Funds Purch and Short Term Repos(1)	922,328	922,328
Other Short-term borrowings(1)	16,551	16,551
Federal Home Loan Bank borrowings(1)(2)	1,698,621	314,882	553,112	127,084	703,543
Other borrowed debt(1)(2)	577,131	80,550	67,000	30,000	399,581
Subordinated debt(1)(2)	350,000	—	—	—	350,000
Purchase obligations	38,003	11,859	16,021	7,618	2,505
Operating leases and non-cancelable contracts	30,122	7,493	9,195	5,307	8,127

Total	$12,338,093	$9,101,529	$1,390,658	$315,091	$1,530,815

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

(2)	This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.
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

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to fund loan applications with agreed-upon rates subject Citizens to market risk due to fluctuations in interest rates. At December 31, 2006, Citizens had commitments to extend credit totaling $2.6 billion. Of this amount, $0.9 billion were Republic commitments acquired as part of the merger.
Letters of credit guarantee the performance of a customer to a third party. These guarantees are normally issued to support public and private borrowing arrangements, real estate construction projects, bond financing and similar transactions. At December 31, 2006, Citizens had letters of credit outstanding totaling $358.0 million. Of this amount $105.8 million were Republic letters of credit acquired as part of the merger.
The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these instruments are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, they may be required to provide collateral as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments equals their contractual amounts and assumes that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2006 and 2005, a liability of $6.1 million (including $3.1 million acquired as part of the Republic merger), and $3.0 million, respectively had been recorded for possible losses on commitments to extend credit and as of December 31, 2006 and 2005, in accordance with FIN 45, a liability of $0.6 million (including $0.3 million acquired as part of the Republic merger) and $0.2 million, respectively, has been recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 18 to the Consolidated Financial Statements.
At December 31, 2006, Citizens had $29.9 million of commitments to fund residential real estate loan applications with agreed-upon rates (“Interest Rate Lock Commitments”). Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes Citizens to interest rate risk during the period from application to when the loan is sold to the investors.
To minimize this exposure to interest rate risk, forward commitments are entered into to sell such mortgage loans at specified future dates to various third parties. At December 31, 2006, Citizens had outstanding mandatory forward commitments to sell $78.5 million of residential mortgage loans. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2007 without producing any material gains or losses. Citizens implemented SFAS 133, as amended which provides accounting guidance for derivative investments and hedging activities effective January 1, 2001. See Note 1 to the Consolidated Financial Statements for further explanation. For the year ended December 31, 2006, the impact of SFAS 133 on net income was immaterial.
Citizens is also contractually obligated under certain derivative instruments. At December 31, 2006, interest rate swap notional amounts totaled $750.9 million. Refer to Note 19 to the Consolidated Financial Statements for further discussion of interest rate lock commitments, mandatory forward commitments and derivative instruments.
The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2006 and the notional amounts outstanding at December 31, 2005.

Table 12. Off Balance Sheet Financial Instruments

	Expected Expiration Dates by Period
	Total	Less than			More than	December 31,
(in thousands)	2006	1 year	1-3 years	4-5 years	5 years	2005

Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$2,559,121	$1,402,202	$480,986	$222,403	$453,530	$1,762,259
Standby letters of credit	171,472	51,214	24,058	32,636	63,564	56,296
Commercial letters of credit	194,834	66,518	109,774	14,978	3,564	223,269
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	372,300	235,300	137,000	—	—	654,000
Customer initiated swaps and corresponding offsets	378,590	—	65,874	208,416	104,300	233,104
Residential mortgage loan applications with agreed-upon rates	29,875	29,875	—	—	—	17,897
Forward commitments to sell residential mortgage loans	78,498	78,498	—	—	—	22,000

Total	$3,784,690	$1,863,607	$817,692	$478,433	$624,958	$2,968,825

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
The Corporation has three trust preferred securities issuances outstanding at December 31, 2006. The trust preferred securities were issued through special purpose trusts which qualify as variable interest entities (“VIEs”) under applicable accounting rules. Since Citizens is not the primary beneficiary of the VIEs, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation 46 “Consolidation of Variable Interest Entities” (“FIN 46”). As a result, the trust preferred securities were not recorded in the Consolidated Balance Sheets. Instead, junior subordinated deferrable interest debentures (the “Debentures”) issued by Citizens to the VIEs were recorded for the gross issuance proceeds. The Debentures are the sole assets of the trusts and Citizens has guaranteed that interest payments on the Debentures made to the trust will be distributed by the trust to the holders of the trust preferred securities.
In October 2001, Republic Capital Trust I (Trust), a Delaware business trust, issued $51.5 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). The trust preferred securities must be redeemed on December 31, 2031; however, the Corporation has the option to redeem the securities at par any time on or after December 31, 2006, subject to regulatory approval. The trust preferred securities trade on NASDAQ under the symbol RBNCP. Republic used the net proceeds for general corporate purposes, for working capital and for repurchases of its common stock. The Trust relies solely on the interest payments made by the Corporation on the subordinated debentures issued by Citizens to the Trust.
In the second quarter of 2003, Citizens issued $25.8 million of floating rate trust preferred securities through a special purpose trust. The debenture issued by Citizens to the trust matures in thirty years, is callable at par after five years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly. The trust preferred securities issued by the trust have financial terms that are comparable to the debenture.
On October 3, 2006, Citizens Funding Trust I issued $150.0 million of enhanced trust preferred securities. Distributions on the securities, which represent undivided beneficial interests of the assets of the trust, will be payable quarterly at an annual rate of 7.50%. The proceeds from the offering were used to finance the cash portion of the merger consideration and for general corporate purposes.
Citizens has non-marketable equity investments that have not been consolidated in the Consolidated Financial Statements. At December 31, 2006, these investments included $7.9 million in limited partnerships, including a venture capital fund, an affordable housing tax credit fund and a historical restoration tax credit fund that were reported under the equity method. Not included in the carrying amount were commitments to fund an additional $1.6 million at some future date. Consolidation of these investments is not required pursuant to FIN 46 since Citizens is not the primary beneficiary in the investments. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus the additional commitments.
As of December 31, 2006, the unpaid principal balance of mortgage loans serviced for others was $1.2 billion. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $11.4 million at December 31, 2006.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2006, in its fiduciary or agency capacity, were $2.7 billion.
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
The Holding Company’s subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members.
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During 2006, the Holding Company received $70.9 million in dividends from subsidiaries and paid $49.5 million in dividends to its shareholders. As discussed in Note 21 to the Consolidated Financial Statements, as of January 1, 2007, the subsidiary banks are able to pay dividends of $108.0 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of December 31, 2006, there was no outstanding balance on this credit facility. The current facility will mature in August 2007 and is expected to be renewed at that time. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, non-performing asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of December 31, 2006.
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
The Corporation’s long-term debt to equity ratio was 169.78% as of December 31, 2006 compared to 153.26% in 2005. Changes in short-term and long-term debt and deposit obligations during 2006 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Moody’s Investor Service, Standard and Poor’s

Ratings Service, and Dominion Bond Rating Service in June 2006. In January 2007, Fitch Ratings affirmed its ratings for Citizens. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
INTEREST RATE RISK
Interest rate risk refers to the risk of loss arising from adverse changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers and entities associated with Citizens’ investments and wholesale funding the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
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
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $549.7 million or 3.9% of total assets as of December 31, 2006, compared with $123.7 million or 1.6% of total assets as of December 31, 2005. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with December 31, 2006 and December 31, 2005, respectively. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of balance sheet components and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of December 31, 2006 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 5.1% and 1.6%, respectively, from what it would be if rates were to remain at December 31, 2006 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to increase net interest income over the following 12 months by 0.3% and decrease net interest income by 1.0%, respectively, from what it would be if rates were to remain constant over the entire time period at December 31, 2006 levels. These measurements represent a more liability-sensitive interest rate risk position when compared with prior year measurements, resulting from the merger with Republic. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by only timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has not generated any material gains or losses. As of December 31, 2006, Citizens had forward commitments to sell mortgage loans of $78.5 million. Further discussion of derivative instruments is included in Note 19 to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Banking Corporation and Subsidiaries

	December 31,
(in thousands, except share data)	2006	2005

Assets
Cash and due from banks	$223,747	$194,748
Interest-bearing deposits with banks	203	380
Investment Securities:
Securities available for sale, at fair value	2,839,456	1,501,997
Securities held to maturity, at amortized cost (fair value of $110,283 and $82,364, respectively)	109,744	82,431

Total investment securities	2,949,200	1,584,428
FHLB and Federal Reserve stock	132,895	55,911
Portfolio loans:
Commercial	2,004,894	1,688,079
Commercial real estate	3,120,613	1,402,128

Total commercial	5,125,507	3,090,207
Residential mortgage loans	1,543,533	539,824
Direct consumer	1,721,410	1,142,002
Indirect consumer	840,632	844,086

Total portfolio loans	9,231,082	5,616,119
Less: Allowance for loan losses	(169,104)	(116,400)

Net portfolio loans	9,061,978	5,499,719
Loans held for sale	172,842	16,252
Premises and equipment	139,490	121,730
Goodwill	781,635	54,527
Other intangible assets	46,071	11,133
Bank owned life insurance	206,851	84,435
Other assets	293,439	128,620

Total assets	$14,008,351	$7,751,883

Liabilities
Noninterest-bearing deposits	$1,223,113	$969,074
Interest-bearing demand deposits	923,848	891,313
Savings deposits	2,280,496	1,437,024
Time deposits	4,270,604	2,176,428

Total deposits	8,698,061	5,473,839
Federal funds purchased and securities sold under agreements to repurchase	922,328	505,879
Other short-term borrowings	16,551	23,242
Other liabilities	169,022	86,351
Long-term debt	2,644,703	1,006,109

Total liabilities	12,450,665	7,095,420

Shareholders’ Equity
Preferred stock — no par value:
Authorized — 5,000,000 shares; Issued — none	—	—
Common stock — no par value
Authorized — 100,000,000 shares
Issued and outstanding - 75,675,944 at 12/31/06; 42,967,649 at 12/31/05	980,772	85,526
Retained earnings	584,289	570,483
Accumulated other comprehensive income	(7,375)	454

Total shareholders’ equity	1,557,686	656,463

Total liabilities and shareholders’ equity	$14,008,351	$7,751,883

See notes to consolidated financial statements.

Consolidated Statements of Income
Citizens Banking Corporation and Subsidiaries

(in thousands, except share data)	2006	2005	2004

Interest Income
Interest and fees on loans	$399,469	$343,890	$297,811
Interest and dividends on investment securities:
Taxable	48,950	55,382	56,386
Tax-exempt	21,113	20,789	20,662
Dividends on FHLB and Federal Reserve stock	2,701	3,132	3,408
Money market investments	119	56	12

Total interest income	472,352	423,249	378,279

Interest Expense
Deposits	147,132	85,154	63,389
Short-term borrowings	16,017	25,929	9,574
Long-term debt	46,083	36,417	33,618

Total interest expense	209,232	147,500	106,581

Net Interest Income	263,120	275,749	271,698
Provision for loan losses	11,265	1,109	21,609

Net interest income after provision for loan losses	251,855	274,640	250,089

Noninterest Income
Service charges on deposit accounts	37,709	35,409	34,618
Trust fees	19,465	18,445	17,854
Mortgage and other loan income	9,270	8,983	9,547
Brokerage and investment fees	6,995	7,803	7,710
ATM network user fees	4,011	4,355	3,361
Bankcard fees	4,567	3,804	3,415
Fair value change in CD swap derivatives	(207)	(3,604)	—
Other	15,346	14,240	16,466

Total fees and other income	97,156	89,435	92,971
Investment securities gains (losses)	(6,529)	(8,927)	(1,513)

Total noninterest income	90,627	80,508	91,458

Noninterest Expense
Salaries and employee benefits	132,400	132,153	127,958
Occupancy	22,288	22,131	19,865
Professional services	15,344	17,279	16,095
Equipment	14,691	14,634	14,252
Data processing services	14,989	13,800	13,131
Advertising and public relations	5,881	7,853	9,126
Postage and delivery	6,095	6,213	6,411
Telephone	5,777	5,481	5,940
Other loan expenses	4,446	2,655	3,964
Stationery and supplies	2,530	3,091	3,707
Intangible asset amortization	2,899	2,899	2,899
Prepayment penalty on FHLB advances	1,755	—	17,959
Restructuring and merger related expenses	11,324	—	—
Other	19,408	14,853	18,971

Total noninterest expense	259,827	243,042	260,278

Income from Continuing Operations Before Income Taxes	82,655	112,106	81,269
Income tax provision	19,319	31,581	19,590

Income from Continuing Operations	63,336	80,525	61,679
Discontinued operations:
Income from discontinued operations (net of income tax of $939)		—	1,659
Gain on sale of discontinued operations (including income tax benefit of $1,109)		—	12,759

Income from discontinued operations	—	—	14,418

Net Income	$63,336	$80,525	$76,097

Earnings Per Share from Continuing Operations
Basic	$1.48	$1.87	$1.43
Diluted	1.47	1.85	1.41

Earnings Per Share from Discontinued Operations
Basic	$—	$—	$0.33
Diluted	—	—	0.33

Net Income Per Common Share:
Basic	$1.48	$1.87	$1.76
Diluted	1.47	1.85	1.74

Average Common Shares Outstanding:
Basic	42,913,180	43,095,730	43,266,228
Diluted	43,065,294	43,412,247	43,762,966
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Banking Corporation and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2004	43,242	$100,314	$512,045	$22,803	$635,162
Comprehensive income, net of tax:
Net income			76,097		76,097
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($3,131)				(5,814)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $528				981
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of ($38)				(70)
Minimum pension liability, net of tax effect of $51				94

Other comprehensive income total					(4,809)

Total comprehensive income					71,288
Proceeds from stock options exercised and restricted stock activity	402	8,267			8,267
Tax benefit on non-qualified stock options		1,370			1,370
Net change in deferred compensation		193			193
Recognition of stock-based compensation			272		272
Cash dividends declared on common shares — $1.140 per share			(49,286)		(49,286)
Shares acquired for retirement	(404)	(12,964)			(12,964)

Balance at December 31, 2004	43,240	$97,180	$539,128	$17,994	$654,302

Comprehensive income, net of tax:
Net income			80,525		80,525
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($12,567)				(23,340)
Less: Reclassification adjustment for net gains included in net income, net of tax effect of $3,125				5,802
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of $627				1,166
Minimum pension liability, net of tax effect of ($629)				(1,168)

Other comprehensive income total					(17,540)

Total comprehensive income					62,985
Proceeds from stock options exercised and restricted stock activity	337	5,061			5,061
Tax benefit on non-qualified stock options		783			783
Net change in deferred compensation		691			691
Recognition of stock-based compensation			141		141
Cash dividends declared on common shares — $1.140 per share			(49,311)		(49,311)
Shares acquired for retirement	(609)	(18,189)			(18,189)

Balance at December 31, 2005	42,968	$85,526	$570,483	$454	$656,463

Comprehensive income, net of tax:
Net income			63,336		63,336
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $866				1,609
Less: Reclassification adjustment for net gains included in net income, net of tax effect of ($21)				(40)
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of ($435)				(808)

Other comprehensive income total					761

Total comprehensive income					64,097
Proceeds from stock options exercised and restricted stock activity	304	3,194			3,194
Recognition of stock-based compensation		3,766			3,766
Cash dividends declared on common shares — $1.155 per share			(49,530)		(49,530)
Common shares issued and stock options assumed due to Republic merger	32,739	897,234			897,234
Shares acquired for retirement	(335)	(8,948)			(8,948)
Adjustment to initially apply FASB 158, net of tax effect of ($4,626)				(8,590)	(8,590)

Balance at December 31, 2006	75,676	$980,772	$584,289	$(7,375)	$1,557,686

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Banking Corporation and Subsidiaries

	Year Ended December 31,
(in thousands)	2006	2005	2004

Operating Activities:
Net income	$63,336	$80,525	$61,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,265	1,109	21,609
Depreciation and amortization	13,730	14,005	11,871
Amortization of other intangibles	2,899	2,899	2,899
Deferred income tax credit	(1,252)	(3,569)	(417)
Net amortization on investment securities	83	3,239	8,708
Investment securities losses	6,529	8,927	1,513
Loans originated for sale	(249,806)	(320,938)	(397,280)
Proceeds from sales of mortgage loans held for sale	258,151	337,473	416,098
Net gains from loan sales	(4,349)	(4,749)	(4,757)
Net loss on sale of other real estate	439	158	124
Recognition of stock-based compensation expense, net of tax	2,448	541	302
Other	(31,577)	(3,394)	(19,421)

Net cash provided by operating activities	71,896	116,226	102,928
Investing Activities:
Net decrease in money market investments	227	1,389	292
Securities available-for-sale:
Proceeds from sales	114	313,318	77,829
Proceeds from maturities and payments	284,599	374,676	355,621
Purchases	(333,136)	(470,513)	(374,334)
Securities held-to-maturity:
Purchases	(27,400)	(28,407)	(34,321)
Proceeds from sales of other real estate	5,711	6,460	10,050
Proceeds from sale of discontinued operations	—	—	26,250
Net increase in loans and leases	(95,322)	(229,647)	(249,723)
Net increase in properties and equipment	(7,614)	(17,791)	(19,812)
Acquisition, net of cash received	(105,148)	—	—

Net cash used by investing activities	(277,969)	(50,515)	(208,148)
Financing Activities:
Net (decrease) increase in demand and savings deposits	(120,815)	(390,036)	304,660
Net increase (decrease) in time deposits	292,986	564,115	(278,982)
Net increase (decrease) in short-term borrowings	87,765	(195,653)	97,123
Proceeds from issuance of long-term debt	376,283	275,000	350,000
Principal reductions in long-term debt	(347,181)	(215,715)	(337,825)
Cash dividends paid	(49,530)	(49,311)	(49,286)
Proceeds from stock options exercised and restricted stock activity	3,194	5,061	8,267
Tax benefit from share-based compensation	1,318	291	163
Shares acquired for retirement	(8,948)	(18,189)	(12,964)

Net cash provided (used) by financing activities	235,072	(24,437)	81,156

Cash flows of discontinued operations:
Net cash provided by operating activities	—	—	9,011
Net cash provided by investing activities	—	—	158,186
Net cash used in financing activities	—	—	(172,204)

Net cash used in discontinued operations	—	—	(5,007)

Net increase (decrease) in cash and due from banks	28,999	41,274	(29,071)
Cash and cash equivalents at beginning of period, continuing operations	194,748	153,474	177,538
Cash and cash equivalents at beginning of period, discontinued operations	—	—	5,007

Cash and cash equivalents at beginning of period	194,748	153,474	182,545
Cash and cash equivalents at end of period, continuing operations	223,747	194,748	153,474
Cash and cash equivalents at end of period, discontinued operations	—	—	—

Cash and cash equivalents at end of period	$223,747	$194,748	$153,474

Supplemental Cash Flow Information:
Interest paid from continuing operations	$204,523	$145,183	$106,803
Income taxes paid from continuing operations	30,867	30,363	13,170
Loans transferred to other real estate owned	6,802	5,533	10,373
Loans transferred to held-for-sale	29,160	—	—
Securitization of mortgage loans	214,695	—	—
Noncash investing and financing activities of business combination:
Fair value of core deposit intangibles acquired	37,837	—	—
Goodwill recognized	727,108	—	—
Stock issued and options assumed due to Republic merger	897,234	—	—
Assets acquired in Republic merger	5,418,403	—	—
Liabilities assumed in Republic merger	5,013,703	—	—
See notes to consolidated financial statements.

Citizens Banking Corporation
Notes To Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Citizens Banking Corporation, doing business as Citizens Republic Bancorp, incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank, Republic Bank, and F&M Bank-Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
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
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. As a result, December 31, 2006 ending balances in this report incorporate all of Republic’s assets and liabilities at estimated fair market value. Due to the timing of the merger, average balances and income and expense amounts in this report for the full year of 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses. All pre-merger financial data include only legacy Citizens performance and do not incorporate results of the former Republic.
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
The Corporation has three active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIE’s. The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the three active trusts have issued separate offerings of trust preferred securities to investors in 2006, 2003, and 2001 for $150.0 million, $25.8 million, and $51.5 million, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, pension and postretirement benefits, derivative financial instruments and hedging activities, and income taxes.
Business Combinations
Since the issuance of Statement of Financial Accounting Standards, (“SFAS”) 141, “Business Combinations,” by the Financial Accounting Standards Board (FASB), business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair market values as of the date of acquisition with any excess of the cost of the acquisition over the fair market value of the net tangible and intangible assets acquired recorded as goodwill.
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
Investment Securities
At the time of purchase, securities are classified as held to maturity, available for sale, or trading. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair market value through a charge to earnings and a new cost basis is established. Realized securities gains or losses and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.
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
Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful, or payment of principal or interest is past due 90 days or more (which approximates three payments late) and the loan is not well secured and is in the process of collection. When these loans (including impaired loans) are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.
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
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) risk allocated allowance which is comprised of several homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined in accordance with SFAS 5 based on existing regional and local economic factors, including the automotive industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
As a result of completing the Republic merger on December 29, 2006, the methodology used by Republic Bank to estimate its allowance for loan losses at December 31, 2006 was not conformed to the process used by the other subsidiary banks. However, the process used by Republic Bank is not significantly different than the process used by the other subsidiary banks.
Loans Held for Sale
Loans that the Corporation has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value. The fair value of commercial loans held for sale is measured based on the fair value of the underlying collateral. The fair value of consumer loans held for sale is measured based on bids received from potential bidders, while fair value of residential mortgage loans held for sale is based on purchase commitments or quoted prices for the same or similar loans. Gains and losses on the sales of loans are determined using the specific identification method.
The majority of mortgage loans held for sale are sold within 60 days after closing. Citizens uses mandatory forward commitments, generally entered into at time of application, to protect the value of the mortgage loans from changes in interest rates during the period held. The cost basis of mortgage loans held for sale is adjusted, if material, by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market. Citizens’ policy to hedge its market rate risk with mandatory forward commitments has not generated any material gains or losses.

Premises and Equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis and are charged to expense over the lesser of the estimated useful life of the assets or lease term. Useful lives range from three to seven years for furniture, fixtures, and equipment and seven to forty years for buildings and improvements. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are charged to income as incurred.
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
Goodwill and Core Deposit Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair market value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by line of business and geographic region and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Therefore, any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits (related to the Republic merger) or on a straight-line basis (related to previous mergers) over varying periods not exceeding 10 years.
Mortgage Servicing Rights
Citizens recognizes as a separate asset rights to service mortgage loans it does not own but services for others for a fee. This asset is included in other assets on the balance sheet. Prior to the Republic merger, Citizens did not have any mortgage servicing rights. As a result of the Republic merger and the December 2006 mortgage securitization, Citizens recorded mortgage servicing rights. Effective December 2006, Citizens adopted SFAS 156, “Accounting for Servicing of Financial Assets.” Under SFAS 156, all separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, Citizens has elected to follow the amortization measurement method. Amortization is determined in proportion to and over the period of estimated net servicing income. Impairment of servicing assets is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified by product type and interest rate. The fair value of mortgage servicing assets is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.
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
Citizens utilizes mandatory forward commitments to protect against changes in interest rates and prices on its mortgage pipeline. These derivatives are marked to market through earnings. Citizens is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. In accordance with SFAS 133 and Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principles to Loan Commitments,” Citizens also records as derivatives, residential loan commitments associated with loans held for sale. These derivatives are marked to market through earnings.
Citizens enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, Citizens generally maintains a portfolio of matched offsetting derivative agreements. These contracts are marked to market through earnings.

Stock-Based Compensation
On January 1, 2006, Citizens adopted the provisions of SFAS 123R, requiring Citizens to recognize expense related to the fair value of its stock-based compensation awards. Citizens elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this method, Citizens is required to recognize compensation cost for share-based payments using their fair value at grant date. Stock-based compensation is included in salary expense for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. Stock-based compensation expense for all awards granted subsequent to the adoption of SFAS 123R was based on the fair value at grant-date, estimated in accordance with the provisions of the statement. Citizens recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. Upon adoption of SFAS 123R, the calculation of the additional paid in capital credits available for deferred tax asset write-offs related to employee compensation was determined using the transition election prescribed by FASB Staff Position SFAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” Under this method, Citizens’ beginning balance is zero as a result of the tax benefits from stock-based employee compensation exceeding the tax that would have been recognized subsequent to the adoption of SFAS 123 in 1995 but prior to the adoption of SFAS 123R in 2006. As a result of the adoption of SFAS 123R, $0.3 million of additional stock-based compensation expense was recognized for 2006, with less than $0.01 per share impact to basic and dilutive earnings per share.
During 2005, prior to the adoption of SFAS 123R, Citizens’ Compensation and Human Resources Committee of its Board of Directors approved the acceleration of vesting all nonvested stock options previously awarded to employees, officers and directors. Consequently, the majority of nonvested stock options were early vested. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. Additionally, Citizens believes that because most of the options that were accelerated had exercise prices close to or in excess of the current market value of its common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.
In 2005, as an enhancement to the current compensation program, Citizens began awarding a combination of stock options and restricted stock. Options were immediately vested and expire ten years from the date of grant. Forfeited and expired options become available for future grants. For shares issued in 2005, restrictions on nonvested stock generally lapse on the third anniversary of the grant date. Beginning in 2006, restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited restricted stock also becomes available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, are entitled to receive dividends and have voting rights.
As of December 31, 2006, $5.0 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.4 years.
Prior to the adoption of SFAS 123R, Citizens applied APB 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost for options granted was recognized in Citizens’ net income for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, Citizens provides pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
The following table illustrates the effect on net income and net income per common share as if Citizens had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during 2005 and 2004.

(in thousands, except per share amounts)	2005	2004

Net income, as reported	$80,525	$76,097
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	541	$302
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,095)	(3,157)

Pro forma Net Income	$74,971	$73,242

Net income per share
Basic — as reported	$1.87	$1.76
Basic — pro forma	1.74	1.69
Diluted — as reported	1.85	1.74
Diluted — pro forma	1.72	1.67
The fair value of stock-based awards was estimated using the Black-Scholes model. The weighted-average assumptions used to determine the fair value of options granted are provided in Note 14 to the Consolidated Financial Statements.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Citizens considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006.
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
Reclassifications
Certain amounts have been reclassified to conform with the current year presentation.

Note 2. Recent Accounting Pronouncements
Statements of Financial Accounting Standards (“SFAS”)
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. In September 2006, the FASB issued SFAS 158, which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, Citizens adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on Citizens’ financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on Citizens’ consolidated financial condition at December 31, 2005. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as Citizens already uses a measurement date of December 31 for its pension plan. See Note 13 for further discussion of the effect of adopting SFAS 158 on Citizens’ consolidated financial statements.
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
SFAS No. 156, “Accounting for Servicing of Financial Assets.” In March 2006, the FASB issued SFAS 156, an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The adoption of SFAS 156 in December 2006 did not significantly impact Citizens’ financial condition, results of operations, or liquidity.
Financial Accounting Standards Board (FASB) Staff Positions and Interpretations
FASB Staff Position (FSP) 115-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2005, the FASB issued FSP 115-1, which provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for years after December 15, 2005 and Citizens applied this guidance in 2006. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact the Citizens’ financial condition, results of operations, or liquidity.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

Note 3. Recent Transactions
Republic Merger
Citizens completed its merger with Republic on December 29, 2006. Based on Citizens’ average closing price of $27.03 for the ten trading day period ended December 28, 2006, the transaction was valued at $13.91 per Republic share. The aggregate cash and stock consideration consisted of:
•	$154.9 million in cash;

•	$885.0 million in value from 32.7 million Citizens common shares valued for accounting purposes at $27.03 per share; and

•	the exchange of Republic unvested restricted stock and outstanding stock options and warrants for Citizens restricted stock and stock options valued for accounting purposes at $12.3 million.
After receiving approval of the merger from the shareholders and the Federal Reserve Board of Governors (“Federal Reserve”), on December 18, 2006, Citizens and Republic announced that due to their overlapping markets, eighteen branches will be consolidated in the second quarter of 2007.
Pending Branch Sale
In conjunction with the approval of the merger by the Federal Reserve on December 12, 2006, Citizens committed to divest seven Republic branches in the Flint, Michigan banking market with approximately $210 million in deposits. On December 18, 2006, Citizens and Republic announced that they signed a definitive agreement to sell these branches to First Place Bank, a wholly owned subsidiary of First Place Financial Corp., based in Warren, Ohio. This transaction is expected to close in the second quarter of 2007.
Enhanced Trust Preferred Securities
On October 3, 2006, Citizens Funding Trust I issued $150.0 million in enhanced trust preferred securities, the proceeds of which were used to finance the cash portion of the merger consideration and for general corporate purposes. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%.
Strategic Business Alliances for the Mortgage Operations, Secondary Marketing and Title Services Functions
On March 10, 2006, Citizens determined to form strategic business alliances for its mortgage operations, secondary marketing and title services functions. Citizens entered into a contract with PHH Mortgage Corporation to perform mortgage operations loan processing, servicing, secondary marketing functions, and other mortgage-related loan origination services. With respect to the title services function, Citizens determined that such services will be provided by various third parties throughout its markets. As a result of the December 2006 merger with Republic, Citizens gained further expertise in the loan processing, servicing, and secondary market functions. Therefore, the services currently provided by PHH Mortgage are no longer necessary and may be phased out by mid-2007.
Note 4. Business Combinations
Citizens’ merger with Republic Bancorp Inc. closed on December 29, 2006. Republic Bancorp, Inc. is a bank holding company operating through its wholly-owned subsidiary, Republic Bank, a Michigan banking corporation. Republic Bank provides commercial, retail and mortgage banking products and services through 88 retail, commercial, and mortgage banking offices and 90 ATMs throughout Michigan, Ohio and Indiana. Republic has consistently been the number one Small Business Administration bank lender based in Michigan and one of the Midwest’s top retail mortgage lenders. As a result, 63.6 million shares of Republic stock were exchanged for 32.7 million shares of Citizens common stock. Republic shareholders also received cash of $154.9 million. The Republic merger was a tax-free merger for Citizens. The merger expands Citizens’ presence in Southeast Michigan as well as the Ohio and Indiana markets. Additionally, the merger creates meaningful cost reduction opportunities and strengthens the management and market teams. Due to the timing of the merger, only legacy Citizens results, including Citizens’ restructuring and merger-related expenses, were included in the results of operations for 2006.
The merger was accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the merger date as summarized below.

(in thousands, except per share data)

Purchase price
Number of shares of Citizens, common stock issued for Republic Bancorp stock	32,739
Ten-day average of Citizens’ common stock price as of December 28, 2006	$27.03

Total Stock Consideration		$884,953
Fair value of Republic stock options, warrants and restricted stock converted to Citizens options and restricted stock		12,281

Total common and restricted stock issued and stock options assumed		897,234
Cash consideration		154,850

Total stock and cash consideration		1,052,084
Acquisition costs:
Direct costs of acquisition (net of tax)		21,963

Total purchase price and acquisition costs		1,074,047
Allocation of purchase price
Republic shareholders equity	$404,700
Republic goodwill	(1,215)
Republic other intangibles	(2,143)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities	(5,574)
Loans and leases	(90,965)
Core deposit intangible	37,837
Other assets	26,830
Deposits	4,255
Short term debt	(3,190)
Other liabilities	(2,244)
Long term debt	(21,352)

Fair value of net assets acquired		346,939

Estimated goodwill resulting from the Republic merger		$727,108

Certain amounts, including goodwill, are subject to change. Valuations of certain Republic assets and liabilities were performed with the assistance of independent valuation consultants. Refinements of asset and liability values will occur throughout the first year as Citizens executes its restructuring plan.
The following table summarizes the fair value of net assets acquired related to the Republic merger.

Republic Bancorp, Inc.
Balances at December 29, 2006

(in thousands)

Assets
Cash and due from banks	$49,702
Money market investments	50
Investment securities	1,301,004
Federal Home Loan Bank stock	75,327
Loans held for sale	62,670
Portfolio loans, net	3,666,855
Premises and equipment	25,515
Goodwill	1,215
Intangible assets	2,143
Other assets	233,922

Total assets	$5,418,403

Liabilities
Deposits	3,056,306
Short-term borrowings	318,803
Other liabilities	57,642
Long-term debt	1,580,952

Total liabilities	5,013,703
Shareholders’ Equity
Total shareholders’ equity	404,700

Total liabilities and shareholders’ equity	$5,418,403

The following unaudited pro forma condensed combined financial information presents the results of operations for the Corporation had the merger taken place as of January 1, 2005:

	2006	2005
(in thousands, except per share data)	Pro-Forma	Pro-Forma

Net interest income	$410,640	$435,720
Provision for loan losses	50,315	6,909

Net interest income after provision for loan losses	360,325	428,811
Total noninterest income	111,925	123,812
Total noninterest expense	358,284	342,463

Income Before Income Taxes	113,966	210,160
Income tax provision	27,627	60,600

Net Income	$86,339	$149,560

Per Common Share Data
Net income Per Common Share:
Basic	$1.14	$1.96
Diluted	1.14	1.94

Weighted Average Shares Outstanding During the Period
Basic shares	75,612	76,490
Diluted shares	76,059	77,168

Note 5. Business Restructuring and Other Merger-Related Charges
Restructuring and other-merger related costs recorded in the Consolidated Statement of Income include incremental costs to integrate the operations of Citizens and Republic. These charges represent costs associated with one-time activities and do not represent ongoing costs of the fully integrated combined organization. Restructuring costs incurred by legacy Citizens were charged to income but will not be paid until 2007. The following table presents details of the merger and restructuring charges.

	December 31, 2006
(in thousands)	Restructuring Costs	Merger Related Costs	Totals

Personnel	$4,323	$—	$4,323
Facilities/Branches	3,895	—	3,895
Systems/Other	791	2,315	3,106

Total charges	$9,009	$2,315	$11,324

Merger-related costs consist of $0.9 million in system integration costs and $1.4 million due to the early vesting of legacy Citizens’ restricted stock as a result of the Republic merger. At December 31, 2006, merger-related reserves of $27.8 million consisted of $17.6 million in personnel costs, $7.7 million in professional fees, $2.2 million in contract terminations, and $0.3 million in other merger-related costs. Refinement of the restructuring and merger-related reserves will occur throughout the first year as Citizens executes its restructuring plan.
Note 6. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2006				December 31, 2005
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$39,854	$39,854	$—	$—	$—	$—	$—	$—
Federal Agencies	436,679	436,315	1,044	1,408	309,681	310,408	2,046	1,319
Collateralized Mortgage Obligations	794,395	791,739	242	2,898	503,626	496,925	219	6,920
Mortgage-backed	998,871	994,767	393	4,497	322,587	315,253	767	8,101
State and municipal	566,230	575,907	10,328	651	364,853	378,235	14,391	1,009
Other	835	874	40	1	1,072	1,176	107	3

Total available for sale	$2,836,864	$2,839,456	$12,047	$9,455	$1,501,819	$1,501,997	$17,530	$17,352

Held to Maturity:
State and municipal
Total held to maturity	$109,744	$110,283	$905	$366	$82,431	$82,364	$590	$657

FHLB and Fed Reserve stock	$132,895	$132,895	$—	$—	$55,911	$55,911	$—	$—

The amortized cost, estimated fair value and weighted average yields of debt securities by maturity at December 31, 2006 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

	Within	1 to 5	5 to 10	After 10		Weighted Average
(in thousands)	1 Year	Years	Years	Years	Total	Yield

Available for Sale:
U.S. Treasury	$39,854	$—	$—	$—	$39,854	4.66%
Federal Agencies	117,779	204,747	94,755	19,398	$436,679	5.03
Collateralized Mortgage Obligations	112,715	657,476	24,073	131	794,395	5.02
Mortgage-backed Securities	107,073	637,129	142,098	112,571	998,871	5.03
State and municipal	26,938	129,786	230,331	179,175	566,230	6.39
Other	824	—	—	11	835	5.35

Amortized Cost	$405,183	$1,629,138	$491,257	$311,286	$2,836,864

Fair Value	$404,053	$1,628,440	$494,775	$312,188	$2,839,456

Weighted Average Yield	4.72%	5.22%	5.70%	5.78%	5.29%
Held to Maturity:
State and Municipal	$—	$1,610	$10,327	$97,807	$109,744	6.23%

Amortized Cost	$—	$1,610	$10,327	$97,807	$109,744

Fair Value	$—	$1,586	$10,411	$98,286	$110,283

Weighted Average Yield	—	4.86%	5.94%	6.28%	6.23%
A total of 299 securities had unrealized losses at December 31, 2006. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

As of December 31, 2006	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:	129,466	892	129,864	516	259,330	1,408
Collateralized Mortgage Obligations	166,655	1,476	91,594	1,422	258,249	2,898
Mortgage-backed	202,468	3,217	40,629	1,280	243,097	4,497
State and municipal	37,016	345	15,200	306	52,216	651
Other	—	—	103	1	103	1

Total available for sale	535,605	5,930	277,390	3,525	812,995	9,455

Held to Maturity:
State and municipal	33,278	207	10,252	159	43,530	366

Total held to maturity	33,278	207	10,252	159	43,530	366

Total	$568,883	$6,137	$287,642	$3,684	$856,525	$9,821

As of December 31, 2005	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:	173,266	1,319	—	—	173,266	1,319
Collateralized Mortgage Obligations	219,459	1,421	257,390	5,499	476,849	6,920
Mortgage-backed	100,786	2,249	183,209	5,852	283,995	8,101
State and municipal	36,539	658	10,046	351	46,585	1,009
Other	—	—	6	3	6	3

Total available for sale	530,050	5,647	450,651	11,705	980,701	17,352

Held to Maturity:
State and municipal	41,471	544	3,660	113	45,131	657

Total held to maturity	41,471	544	3,660	113	45,131	657

Total	$571,521	$6,191	$454,311	$11,818	$1,025,832	$18,009

At December 31, 2006, the unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or repricing date or if valuations for such securities improve as market yields change. Management considers, among other things, the length of time and extent to which the fair value has been less than cost, the credit worthiness and near-term prospects of the issuer, and the intent and ability of Citizens to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability includes capital adequacy, interest rate risk profile, liquidity, and business plans. As such, Citizens has the intent and ability to hold the impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.
An other-than-temporary impairment charge of $7.2 million (investment security loss) was recorded in the fourth quarter of 2006 as Citizens no longer had a positive intent to hold $317.3 million of its investment securities portfolio to recovery. The impairment charge was part of planned strategies to restructure Citizens’ balance sheet as a result of the Republic merger to help reduce interest rate risk, improve liquidity, and improve earnings quality. All or part of these securities are expected to be sold in the first quarter of 2007.

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
Sales, calls and write-downs of available-for-sale investment securities resulted in realized gains and losses as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Proceeds from sales	$114	$313,318	$77,829

Securities gains	$634	$49	$639
Securities losses	(7,163)	(8,976)	(2,152)

Net Loss	$(6,529)	$(8,927)	$(1,513)

Securities with amortized cost of $1.3 billion at December 31, 2006, and $0.8 billion at December 31, 2005, were pledged to secure public deposits, repurchase agreements, and other liabilities. Except for obligations of the U.S. Government and its Agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2006 or 2005.
Note 7. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens extends credit primarily within the Midwestern states of Michigan, Wisconsin, Ohio, Iowa, and Indiana. In Michigan, the primary market includes much of the lower and upper peninsulas. In Wisconsin, the primary markets are the Fox Valley region extending from Green Bay to Appleton to Oshkosh as well as northeastern and southwestern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market is central Iowa. In Indiana, the primary market area is Indianapolis. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer.
Citizens’ loan portfolio is widely diversified by borrowers with no concentration within a single industry that exceeds 10% of total loans. Citizens has minimal loans to foreign debtors. The majority of Citizens’ commercial real estate loans consist of mortgages on non-owner occupied properties. Those borrowers are involved in real estate business activities and the sources of repayment are dependent on the performance of the real estate market. In such cases, Citizens generally requires the borrower to have a proven record of success and to meet Citizens’ underwriting criteria for this type of credit risk.
Citizens has no material related party transactions which would require disclosure. Citizens has, in the normal course of business and in accordance with applicable regulations, made loans to certain directors and executive officers including their families and entities in which certain directors and executive officers have 10% or more ownership interest. In the opinion of management such loans and other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility.

A summary of nonperforming assets follows:

	December 31,
(in thousands)	2006 (1)	2005

Nonperforming loans:
Nonaccrual	$57,892	$32,140
Loans 90 days past due (still accruing)	767	238
Restructured	378	—

Total nonperforming portfolio loans	59,037	32,378
Nonperforming held for sale	22,846	—
Other real estate acquired	18,347	5,306
Other non-real estate acquired	1,818	2,045

Total nonperforming assets	$102,048	$39,729

(1)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Nonaccrual $30.7 million, no loans 90 days or more past due and still accruing, no restructured loans, nonperforming held for sale $21.6 million, other real estate $12.6 million, and no other assets acquired by repossession.
The effect of nonperforming loans on interest income follows:

	Year Ended December 31,
(in thousands)	2006 (1)	2005	2004

Interest income:
At original contract rates	$2,136	$2,545	$3,819
As actually recognized	615	615	2,035

Interest foregone	$1,521	$1,930	$1,784

(1)	2006 excludes the effect of the Republic merger.
There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2006.
A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2006	2005	2006	2005

Balances — December 31
Impaired loans with valuation reserve	$20,737	$7,989	$7,550	$5,059
Impaired loans with no valuation reserve	21,641	908	—	—

Total impaired loans	$42,378	$8,897	$7,550	$5,059

Impaired loans on nonaccrual basis	$11,321	$4,728	$2,104	$2,747
Impaired loans on accrual basis	31,057	4,169	5,446	2,312

Total impaired loans	$42,378	$8,897	$7,550	$5,059

Average balance for the year	$19,871	$24,398
Interest income recognized for the year	1,478	1,057
Cash collected applied to outstanding principal	344	393

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating valuation allowance in the initial accounting for these loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004.
Citizens acquired $25.8 million of impaired loans in the Republic acquisition which closed on December 29, 2006. These loans were recorded at their fair value of $21.6 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.
The Consolidated Financial Statements do not include loans serviced for others, which totaled $1.2 billion and $51.1 million at December 31, 2006 and 2005, respectively.
A summary of changes in the allowance for loan losses follows:

(in thousands)	2006	2005	2004

Allowance for loan losses — January 1	$116,400	$122,184	$121,350
Provision for loan losses	11,265	1,109	21,609
Charge-offs	(23,819)	(28,847)	(39,071)
Recoveries	7,555	21,954	18,296

Net charge-offs	(16,264)	(6,893)	(20,775)

Allowance of acquired bank	57,703	—	—

Allowance for loan losses — December 31	$169,104	$116,400	$122,184

Allowance for losses on lending-related commitments — December 31(1)	$6,119	$3,023	$2,833

(1)	December 31, 2006 reserve for loan commitments includes $3.1 million acquired in the Republic merger.
Loans Held for Sale. The loans held for sale category is comprised of commercial real estate, direct consumer, and residential mortgage loans. At December 31, 2006, the loans held for sale balance totaled $172.8 million. In December 2006, commercial real estate loans totaling $68.6 million were transferred from the commercial real estate portfolio to loans held for sale to reflect alignment of certain Republic loans with Citizens’ lending philosophies. In addition, $1.2 million of legacy Citizens’ commercial loans were reclassified to loans held for sale pending an expected future sale. Consumer loans totaling $28.0 million were also transferred to the held for sale category as a result of pending branch divestitures which are expected to close in the second quarter of 2007. The remaining balance of $75.0 million represents residential mortgage loans that are marked for sale in the secondary market but, as a normal course of business, have not yet been sold. Loans acquired from the Republic merger represented $62.8 million of the residential mortgage loans held for sale at December 31, 2006.

Note 8. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2006	2005

Land	$35,212	$30,836
Buildings	164,612	150,882
Leasehold improvements	9,371	5,965
Furniture and equipment	124,202	119,641

	333,397	307,324
Accumulated depreciation and amortization	(193,907)	(185,594)

Total	$139,490	$121,730

Certain branch facilities and equipment are leased under various operating leases. Total rental expense, including expenses related to these operating leases, was $4.1 million in 2006, $4.3 million in 2005, and $3.8 million in 2004. Future minimum rental commitments including those related to Republic Bank locations, under non-cancelable operating leases are as follows at December 31, 2006: $7.5 million in 2007, $5.5 million in 2008, $3.7 million in 2009, $3.1 million in 2010, $2.2 million in 2011, and $8.1 million in 2012 and beyond.
Note 9. Goodwill and Core Deposit Intangible Assets
SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. Citizens performed its annual impairment testing as of September 30, 2006 and no impairment was identified. A summary of goodwill allocated to the lines of business as of December 31, 2006 and 2005 follows.

	December 31,
(in thousands)	2006	2005

Commercial Banking	$23,870	$23,870
Consumer Banking	28,856	28,856
Wealth Management	1,801	1,801
Republic Merger	727,108	—

Total Goodwill	$781,635	$54,527

Due to completing the Republic merger on December 29, 2006, the goodwill derived from the merger was not allocated to each of the lines of business at December 31, 2006. It will be analyzed during the first quarter of 2007 and allocated to the proper lines of business for segment reporting at that time. The goodwill generated from the Republic merger is not deductible for tax purposes.
A summary of core deposit intangibles at December 31, 2006 and 2005 follows.

	December 31,
(in thousands)	2006	2005

Core deposit intangibles	$28,989	$28,989
Accumulated amortization	(20,755)	(17,856)
Core deposit intangibles from Republic merger	37,837	—

Total core deposit intangibles	$46,071	$11,133

The following presents the estimated future amortization expense of core deposit intangible assets.

(in thousands)	Amount

Year ending December 31,
2007	$11,534
2008	9,132
2009	7,036
2010	3,923
2011	3,027
Thereafter	7,428

Total estimated amortization	42,080
Core deposit intangibles associated with divestitures (1)	3,991

Total	$46,071

(1)	Core deposit intangible associated with branches committed to be divested and expected to close during the 2nd quarter 2007.
All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits (related to the Republic merger) or on a straight-line basis (related to previous mergers) over varying periods not exceeding 10 years. The weighted-average amortization period for core deposit intangible assets is 3.3 years.
Note 10. Deposits
A summary of deposits follows:

	December 31,
(in thousands)	2006	2005

Noninterest-bearing demand	$1,223,113	$969,074
Interest-bearing demand	923,848	891,313
Savings	2,280,496	1,437,024
Time deposits of $100,000 or more	2,109,960	1,092,411
Other time deposits	2,160,644	1,084,017

Total	$8,698,061	$5,473,839

Excluded from total deposits are deposit account overdrafts, which have been reclassified as loans. At December 31, 2006 and 2005, these overdrafts totaled $6.2 million and $3.1 million, respectively. Time deposits of $100,000 or more with remaining maturities of one year or more are $321.6 million at December 31, 2006. The maturities of these time deposits are as follows: $108.5 million in 2008, $80.0 million in 2009, $48.9 million in 2010, $24.3 million in 2011 and $59.9 million after 2011.

Note 11. Short-Term Borrowings
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less. Other short-term borrowings were $16.6 million and $23.2 million at December 31, 2006 and 2005, respectively. Other short-term borrowings were comprised of Treasury, Tax and Loan demand notes.
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2006 (1)	2005 (1)	2004 (1)

At December 31:
Balance	$922,328	$505,879	$671,660
Weighted average interest rate paid	5.06%	4.13%	2.19%
During the year:
Maximum outstanding at any month-end	$922,328	$964,524	$803,186
Daily average	363,988	802,554	643,327
Weighted average interest rate paid	4.81%	3.21%	1.40%

(1) All amounts exclude Treasury, Tax and Loan demand notes.
The Holding Company maintains a short-term line of credit with three unaffiliated banks totaling $100.0 million. As of December 31, 2006, there was no outstanding balance. The credit facility will mature in August 2007 and is expected to be extended at that time. The credit agreement requires Citizens to maintain certain financial covenants. Citizens was in full compliance with all debt covenants as of December 31, 2006.
Note 12. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2006	2005

Citizens (Parent only):
Subordinated debt:
5.75% Subordinate notes due February 2013	$118,624	$120,852
Variable rate junior subordinated debenture maturing June 2033	25,774	25,774
7.50% Junior subordinated debentures due September 2066	150,010	—
8.60% Junior subordinated debentures due December 2031	51,546	—
Subsidiaries:
Federal Home Loan Bank advances	1,715,132	859,483
Other borrowed funds	583,617	—

Total long-term debt	$2,644,703	$1,006,109

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes, maturing February 1, 2013. Issuance costs were capitalized and are included in other assets on the balance sheet. The issuance costs are being amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, the subordinated debt currently qualifies as Tier 2 supplementary capital.
On June 26, 2003, Citizens issued $25.8 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $0.5 million were capitalized and are included in other assets on the balance sheet. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in thirty years after issuance. In accordance with FASB Interpretation 46 and APB 21, the issuance costs are amortized to the call date over five years as a component of interest expense, as Citizens believes this is the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.
On October 3, 2006, Citizens Funding Trust I (the “Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the trust. The 2006 debentures rank junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities are callable on or after September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are included in other assets on the balance sheet. In accordance with FASB Interpretation 46 and APB 21, the issuance costs are amortized to the call date over five years as a component of interest expense. The proceeds from the offering were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic and for general corporate purposes.
In October 2001, Republic Capital Trust I issued $51.5 million aggregate liquidation amount of cumulative trust preferred securities. The gross proceeds from issuance were used to purchase junior subordinated debentures issued by Republic. As a result of the Republic merger, Citizens acquired the obligation of the junior subordinated debentures. The securities have a mandatory redemption date of December 31, 2031. Distributions on the securities are payable quarterly in arrears at an annual rate of 8.60%. Citizens has the option to redeem the securities at par, any time on or after December 31, 2006, subject to regulatory approval. Issuance costs had been fully expensed by December 31, 2006. The trust preferred securities are listed on NASDAQ under the symbol of RBNCP.
Citizens extinguished $50.0 million of putable FHLB debt as a means of reducing funding costs and improving interest rate risk. The extinguishment resulted in a prepayment penalty of $1.8 million in the fourth quarter of 2006.
As of December 31, 2006 advances from the FHLB are at fixed rates ranging from 2.71% to 7.10% and mature from 2007 through 2021. FHLB advances totaling $770.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $945.0 million are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2006 with $4.1 billion of residential and commercial loans secured by real estate, and $183.3 million par value of securities held for pledging.
As of December 31, 2006, $580.7 million of long-term repurchase agreements with maturities ranging between 2.50% to 5.125%, maturing between January 2007 and May 2018 were outstanding. Long-term repurchase agreements are classified under Other Borrowed Funds.
The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiaries	Consolidated

2007	$—	$395,432	$395,432
2008	—	459,479	459,479
2009	—	160,633	160,633
2010	—	106,114	106,114
2011	—	50,970	50,970
Over 5 Years	350,000	1,103,124	1,453,124

Total	$350,000	$2,275,752	$2,625,752

Note 13. Employee Benefit Plans
Pension and postretirement Benefits: Citizens maintains a cash balance defined benefit pension plan covering the majority of its employees, and postretirement benefit plans for retirees that include health care benefits. Pension retirement benefits are based on the employees’ length of service and salary levels. Actuarially determined pension costs are charged to current operations. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to that allowable by federal tax regulations. Under the defined benefit plan, employees are eligible for early retirement at age 55 with at least 5 years service.
Citizens also maintains nonqualified supplemental benefit plans for certain key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens.
Citizens’ postretirement benefit plan, as amended, is available to full-time employees who retire at normal retirement age, were age 50 prior to January 1, 1993 and have at least 15 years of credited service under Citizens’ defined benefit pension plan. The medical portion of the plan is contributory to the participants. Those retired prior to January 1, 1993 receive benefits provided by the plan prior to its amendment. That plan included dental care, had some retiree contribution requirements, and less restrictive eligibility requirements.
During 2006, the Compensation Committee of the Board of Directors of Citizens Banking Corporation approved various changes to Citizens’ employee benefits programs. Effective December 31, 2006, Citizens’ current defined benefit pension plans were be “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. Upon freezing the defined benefit plans, Citizens recorded a net curtailment loss of $1.1 million. On December 31, 2006, the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan were combined into a single plan.
On December 31, 2006 Citizens adopted the recognition and disclosure provisions of SFAS 158. This statement required Citizens to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in Citizens’ statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
The incremental effects of adopting the provisions of SFAS 158 on Citizens’ consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on Citizens’ consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect Citizens’ operating results in future periods. Had Citizens not been required to adopt SFAS 158 at December 31, 2006 it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to Adopting	Effect of Adopting	As Reported at
(in thousands)	SFAS 158	SFAS 158	December 31, 2006

Other assets	$302,935	$(9,496)	$293,439
Other liabilities	168,979	43	169,022
Accumulated other comprehensive income	2,164	(9,539)	(7,375)
Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $0.5 million ($0.3 million net of tax) and unrecognized actuarial losses $15.7 million ($10.2 million net of tax). The prior service credit of $0.2 million and the actuarial loss of $0.6 million included in accumulated other comprehensive income and are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007.
An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2006.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2006	2005	2006	2005	2006	2005

Change in Benefit Obligation
Projected benefit obligation, beginning of year	$87,603	$83,572	$11,914	$7,785	$9,819	$17,092
Service cost	3,649	3,768	842	1,272	4	4
Interest cost	4,671	4,676	641	520	516	535
Participant contribution	—	—	—	—	229	219
Actuarial (gains) losses	(2,179)	2,920	59	2,835	594	(3,805)
Plan amendments	115	—	1,742	—	—	(2,869)
Additional liability assumed through acquisition	—	—	—	—	1,286	—
Curtailments	(1,003)	—	—	—	—	—
Benefits paid	(7,996)	(7,333)	(515)	(498)	(1,222)	(1,357)

Projected benefit obligation, end of year	$84,860	$87,603	$14,683	$11,914	$11,226	$9,819

Accumulated benefit obligation, end of year	$84,860	$86,120	$11,649	$10,260	$11,226	$9,819

Change in Plan Assets
Fair value of plan assets, beginning of year	$89,109	$86,938	$—	$—	$—	$—
Actual return on plan assets	9,914	6,503	—	—	—	—
Employer contribution	1,000	3,001	515	498	993	1,138
Participant contribution	—	—	—	—	229	219
Benefits paid	(7,996)	(7,333)	(515)	(498)	(1,222)	(1,357)

Fair value of plan assets, end of year	$92,027	$89,109	$—	$—	$—	$—

Reconciliation of Funded Status
(Under)/Over funded status of plan	$7,167	$1,506	$(14,683)	$(11,914)	$(11,226)	$(9,819)
Unrecognized:
Prior service cost (benefit)	—	1,288	—	—	—	(2,621)
Net actuarial (gain) loss	—	19,335	—	3,620	—	(1,262)
Adjustment to recognoze minimum liability	—	—	—	(1,965)	—	—

Net amount recognized in the consolidated balance sheets	$7,167	$22,129	$(14,683)	$(10,259)	$(11,226)	$(13,702)

At December 31, 2006, the overfunded status of the Cash Balance Pension Plan for Employees of $7.2 million is recognized in the accompanying consolidated balance sheet as a prepaid pension cost. The underfunded status of the Retirement Health Plan and the supplemental pension plan of $25.9 million is recognized in the Corporation’s consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ended December 31, 2007.
The components of net periodic benefit cost charged to operations each year for all plans follow:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Defined Benefit Pension Plans
Service cost	$3,649	$3,768	$3,615
Interest cost	4,671	4,676	4,743
Expected return on plan assets	(7,509)	(7,018)	(7,069)
Curtailment loss	1,097	—	—
Amortization of unrecognized:
Net transition asset	—	(5)	(10)
Prior service cost	191	196	193
Net actuarial gain	974	1,181	723

Net pension cost	3,073	2,798	2,195

Supplemental Pension Plans
Service cost	842	$1,272	635
Interest cost	641	520	429
Amortization of unrecognized:
Prior service cost	—	—	1
Net actuarial gain	139	87	9

Net pension cost	1,622	1,879	1,074

Postretirement Benefit Plans
Service cost	4	4	8
Interest cost	516	535	998
Amortization of unrecognized:
Prior service cost	(270)	(271)	(5)
Net actuarial loss	(27)	(91)	17

Net postretirement benefit cost	223	177	1,018

Defined contribution retirement and 401(k) plans
Employer contributions	3,273	3,170	3,158

Total periodic benefit cost	$8,191	$8,024	$7,445

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
December 31,	2006	2005	2006	2005	2006	2005

Assumptions used to compute projected benefit obligation
Discount rate	5.75%	5.50%	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%	6.00%	6.00%	—	—

Assumptions used to compute net benefit costs
Discount rate	5.50%	5.75%	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50% to 8.75%	8.75%	—	—	—	—
Rate of compensation increase	5.00%	5.00%	6.00%	6.00%	—	—

At December 31, 2006, the projected benefit payments for the defined benefit pension plans and the postretirement benefit plan follow:

	Projected Benefit Payments
	Defined
	Benefit	Supplemental	Postretirement
(in thousands)	Pension Plan	Pension Plan	Benefit Plan	Total Benefits

Year Ended December 31
2007	$5,138	$515	$1,020	$6,673
2008	5,608	503	1,030	7,141
2009	5,796	491	1,057	7,344
2010	5,388	478	1,075	6,941
2011	5,836	11,960	1,079	18,875
2012 to 2016	29,364	2,054	5,012	36,430
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. The strategy provides for a target mix of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The plans’ target asset allocation and the actual asset allocation at December 31, 2006 and 2005 are presented below.

	Target	Percentage of Plan Assets
December 31,	Allocation	2006	2005

Asset Category:
Equity securities	70%	69%	69%
Debt securities	28	26	23
Cash and Cash Equivalents	2	5	8

	100%	100%	100%
Currently, Citizens does not anticipate making a contribution to the defined benefit pension plans in 2007. Citizens will review the funding of its plans during 2007 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2007. In addition, Citizens expects to pay $1.0 million in contributions to the postretirement healthcare benefit plan during 2007.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For postretirement health care benefit plans, Citizens assumed a 10.0% annual health care cost trend rate in 2006, graded down to 5.0% over six years. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$39	$(35)
Effect on the postretirement benefit obligation	870	(778)
Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Under the plan, employee contributions are partially matched by Citizens. The employer matching contribution was 75% of the first 6% (100 percent of the first 3% plus 50 percent of the next 3%) of each eligible employee’s qualifying salary contributed to the plan. In addition, one third of the match is intended to be used by the employees for purposes of retiree medical expenses. As of December 31, 2006, the legacy Republic 401(k) plan was amended to align with the legacy Citizens plan. The two plans are expected to be combined in 2007.
Note 14. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At December 31, 2006, Citizens had 3,831,773 shares of common stock reserved for future issuance under our current plan.
In 2005, as an enhancement to the current compensation program, Citizens began awarding a combination of stock options and restricted stock. Options expire ten years from the date of grant. For shares issued in 2005, restrictions on nonvested stock generally lapse on the third anniversary of the grant date. Beginning in 2006, restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited and expired options and forfeited shares of restricted stock become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
On January 1, 2006, Citizens adopted the provisions of SFAS 123R, requiring Citizens to recognize expense related to the fair value of its stock-based compensation awards. Citizens elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this method, Citizens is required to recognize compensation cost for share-based payments using their fair value at grant date. Stock-based compensation is included in salary expense for those awards granted prior to the adoption of SFAS 123R but not yet vested at the date of adoption. Stock-based compensation expense for all awards granted subsequent to the adoption of SFAS 123R was based on the fair value at grant-date, estimated in accordance with the provisions of the statement. Citizens recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the requisite service periods of the awards. As a result of the adoption of SFAS 123R, $0.3 million of additional stock-based compensation expense was recognized for 2006 with less than $0.01 per share impact to basic and dilutive earnings per share.
During 2005, prior to the adoption of SFAS 123R, Citizens’ Compensation and Human Resources Committee of its Board of Directors approved the acceleration of vesting all nonvested stock options previously awarded to employees, officers and directors. Consequently, the majority of nonvested stock options were early vested. The purpose of the vesting acceleration was to reduce compensation expense associated with these options in future periods. Additionally, Citizens believes that because most of the options that were accelerated had exercise prices close to or in excess of the current market value of its common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:
Analysis of Stock-Based Compensation Expense

	Year Ended December 31,
(in thousands)	2006	2005	2004

Stock Option Compensation	$52	$141	$272
Restricted Stock Compensation	3,714	691	193

Stock-based compensation expense before income taxes	3,766	832	465
Income tax benefit	(1,318)	(291)	(163)

Total stock-based compensation expense after income taxes	$2,448	$541	$302

Cash proceeds from the exercise of stock options were $3.0 million, $5.1 million and $8.3 million for years ended 2006, 2005 and 2004 respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2006, 2005 and 2004. There was a single grant for 500 nonqualified stock options during 2006.

Weighted Average Assumptions	2006	2005	2004

Dividend yield	4.0%	3.5%	3.5%
Expected volatility	15.1%	26.8%	28.0%
Risk-free interest rate	4.72%	3.80%	3.78%
Expected lives	3 yrs	1.5 yrs	5 yrs
The dividend yield computation is based on historical payments and the related yield. The expected volatility computation is based on historical volatility. The expected life computation is based on historical exercise patterns. The risk free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Weighted average assumptions for share obligations assumed through the Republic merger are as follows: dividend yield of 4.0% based on historical payments and related yields, expected volatility of 21.9% based on 5-year price volatility, risk-free interest rates ranging from 4.69% to 5.10% based on the U.S. Treasury yield curve in effect at the time of grant and the expected lives ranging from two months to 4.8 years based on historical exercise patterns.
Stock option activity for 2006, 2005 and 2004 follows:

	Options
		Weighted		(in thousands)
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at January 1, 2004	4,173,228	$26.10
Granted	741,771	30.16
Exercised	(397,994)	20.75
Forfeitures or Expirations	(274,830)	27.26

Outstanding at December 31, 2004	4,242,175	$27.24	6.9 yrs	$30,538

Granted	344,007	29.31
Exercised	(223,964)	22.59
Forfeitures or Expirations	(444,327)	25.19

Outstanding at December 31, 2005	3,917,891	$27.91	6.2 yrs	$6,749

Granted	500	25.98
Share obligations assumed through merger	1,074,488	14.07
Exercised	(141,741)	21.41
Forfeitures or Expirations	(75,438)	30.32

Outstanding at December 31, 2006	4,775,700	$24.95	4.7 yrs	$17,185

Exercisable	4,763,103	$24.95	4.7 yrs	$17,171

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on December 31, 2006 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0.7 million, $1.2 million and $5.4 million, respectively. The fair value of options vested during 2006, 2005 and 2004 was less than $0.1 million, $6.9 million and $4.0 million, respectively.
As of December 31, 2006, $5.0 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes restricted stock activity for 2006, 2005 and 2004.

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding restricted stock at January 1, 2004	23,862	$29.44
Granted	3,666	32.91
Vested	(6,466)	32.18
Forfeited	—	—

Restricted stock at December 31, 2004	21,062	$29.20

Granted	120,485	29.00
Vested	(5,733)	32.08
Forfeited	(6,634)	28.26

Restricted stock at December 31, 2005	129,180	$28.93

Granted	205,042	24.25
Share obligations assumed through merger	101,441	26.86
Vested	(134,814)	28.75
Forfeited	(7,762)	25.03

Restricted stock at December 31, 2006	293,087	$25.13

The total fair value of restricted stock vested during 2006, 2005, and 2004 was $3.6 million, $0.2 million and $0.2 million, respectively. As a result of Citizens’ merger with Republic on December 29, 2006, Citizens assumed 101,441 shares of unvested restricted stock.
As a result of the Republic merger, the change in control provisions of the employee and director restricted stock agreements signed prior to June 28, 2006 were accelerated and the restrictions on the related shares lapsed. This acceleration resulted in the recognition of additional stock compensation of $1.4 million in 2006.
Note 15. Income Taxes
Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Current tax expense from continuing operations:
Federal	$20,335	$33,671	$19,886
State	236	1,479	121

Total current tax expense	20,571	35,150	20,007
Deferred tax benefit	(1,252)	(3,569)	(417)

Total income tax expense from continuing operations	19,319	31,581	19,590
Discontinued Operations tax benefit	—	—	(170)

Total income tax expense	$19,319	$31,581	$19,420

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2006 and 2005 follow:

(in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$60,823	$41,675
Accrued postemployment benefits other than pensions	3,526	4,906
Deferred compensation	12,279	5,228
Accrued expenses	2,513	2,930
State net operating loss carryforwards	1,113	1,294
Minimum pension liability	5,313	688
Purchase accounting adjustments	48,243	—
Nonaccrual loan interest income	1,456	117
Securities impairment	2,541	—
Other deferred tax assets	3,234	2,812

Deferred tax assets	141,041	59,650

Deferred tax liabilities:
Pension	7,098	7,905
Acquisition premium on loans	5,759	2,929
Tax over book depreciation	2,101	1,640
Basis difference in FHLB stock	3,598	1,940
Purchase accounting adjustments	7,074	4,532
Unrealized gains on securities and derivatives	1,342	933
Mortgage Servicing Rights	3,252	—
Other deferred tax liabilities	2,149	1,505

Deferred tax liabilities	32,373	21,384

Net deferred tax assets	$108,668	$38,266

A reconciliation of income tax expense from continuing operations to the amount computed by applying the federal statutory rate of 35% to income from continuing operations before income taxes follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Tax at federal statutory rate applied to income before income taxes	$28,929	$39,237	$28,444
Increase (decrease) in taxes resulting from:
Tax-exempt income	(8,180)	(8,015)	(8,182)
Other	(1,430)	359	(672)

Total income tax expense	$19,319	$31,581	$19,590

Note 16. Shareholders’ Equity and Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004

Continuing Operations
Numerator:
Numerator for basic and dilutive earnings per share — income from continuing operations available to common shareholders	$63,336	$80,525	$61,679

Denominator:
Denominator for basic earnings per share — weighted average shares	42,913	43,096	43,266
Effect of dilutive securities — potential conversion of employee stock options	152	316	497

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,065	43,412	43,763

Basic earnings per share	$1.48	$1.87	$1.43

Diluted earnings per share	$1.47	$1.85	$1.41

Discontinued Operations
Numerator:
Numerator for basic and dilutive earnings per share — income from discontinued operations available to common shareholders	$—	$—	$14,418

Denominator:
Denominator for basic earnings per share — weighted average shares	—	43,096	43,266
Effect of dilutive securities — potential conversion of employee stock options	—	316	497

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	—	43,412	43,763

Basic earnings per share	$—	$—	$0.33

Diluted earnings per share	$—	$—	$0.33

Combined
Numerator:
Numerator for basic and dilutive earnings per share — net income available to common shareholders	$63,336	$80,525	$76,097

Denominator:
Denominator for basic earnings per share — weighted average shares	42,913	43,096	43,266
Effect of dilutive securities — potential conversion of employee stock options	152	316	497

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	43,065	43,412	43,763

Basic earnings per share	$1.48	$1.87	$1.76

Diluted earnings per share	$1.47	$1.85	$1.74

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share takes into consideration the pro forma dilution assuming all in-the-money outstanding stock options were exercised. The average price of Citizens’ stock for the period is used to determine the dilutive effect of outstanding stock options. See Note 14 for additional disclosures regarding employee stock options.
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
Stock Repurchase Plans: Citizens purchased shares under a stock repurchase program initiated October 2003. This program authorizes Citizens to purchase up to 3,000,000 shares for treasury. During the year, a total of 335,000 shares were purchased under this plan at an average price of $26.71. The repurchased shares have been accorded the accounting treatment as if retired. Shares purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In December 2006, 34,245 shares were purchased in connection with taxes due from employees as a result of the vesting of certain share awards which were not part of the repurchase program approved in October 2003.
Note 17. Lines of Business
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
The accounting policies of the individual business units are the same as those of Citizens described in Note 2 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Commercial, Consumer and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ Treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. During the first quarter of 2005, Citizens implemented a new intercompany cost allocation system, which utilizes improved unit cost and statistical information for assigning operational costs from the Other business line to Commercial Banking, Consumer Banking, and Wealth Management. The implementation of this system included changes to the methodology used to allocate costs among lines of business. Certain amounts have been reclassified between segments to conform with current year presentation. Prior period information has been restated to reflect this change. There are no significant intersegment revenues. Selected segment information is included in the following table.

Line of Business Information
	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary - 2006
Net interest income (taxable equivalent)	$124,513	$141,444	$1,108	$9,772	$276,837
Provision for loan losses	5,617	5,599	49	—	11,265

Net interest income after provision	118,896	135,845	1,059	9,772	265,572
Noninterest income	14,372	49,637	26,957	(339)	90,627
Noninterest expense	71,620	123,686	23,472	41,049	259,827

Income before income taxes	61,648	61,796	4,544	(31,616)	96,372
Income tax expense (taxable equivalent)	21,732	21,627	1,604	(11,927)	33,036

Net income	$39,916	$40,169	$2,940	$(19,689)	$63,336

Average assets (in millions)	$3,091	$1,046	$29	$3,540	$7,706

Earnings Summary - 2005
Net interest income (taxable equivalent)	$121,616	$150,512	$975	$16,038	$289,141
Provision for loan losses	(6,406)	7,523	(8)	—	1,109

Net interest income after provision	128,022	142,989	983	16,038	288,032
Noninterest income	12,798	47,090	25,637	(5,017)	80,508
Noninterest expense	71,801	130,719	22,986	17,536	243,042

Income before income taxes	69,019	59,360	3,634	(6,515)	125,498
Income tax expense (taxable equivalent)	24,315	20,776	1,291	(1,409)	44,973

Net income	$44,704	$38,584	$2,343	$(5,106)	$80,525

Average assets (in millions)	$2,922	$2,578	$24	$2,254	$7,778

Earnings Summary - 2004
Net interest income (taxable equivalent)	$115,669	$148,463	$776	$20,022	$284,930
Provision for loan losses	7,544	14,072	(7)	—	21,609

Net interest income after provision	108,125	134,391	783	20,022	263,321
Noninterest income	13,614	47,437	24,078	6,329	91,458
Noninterest expense	67,279	134,998	22,982	35,019	260,278

Income from continuing operations before income taxes	54,460	46,830	1,879	(8,668)	94,501
Income tax expense (taxable equivalent) from continuing operations	19,200	16,391	675	(3,444)	32,822

Income from continuing operations	35,260	30,439	1,204	(5,224)	61,679
Income from discontinued operations (net of tax)	1,040	1,080	44	(505)	1,659
Gain from the sale of discontinued operations (net of tax)	—	—	—	12,759	12,759

Total income from discontinued operations (net of tax)	1,040	1,080	44	12,254	14,418

Net income	$36,300	$31,519	$1,248	$7,030	$76,097

Average assets (in millions)	$2,795	$2,456	$20	$2,414	$7,685

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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,	December 31,
(in thousands)	2006	2005

Loan commitments and letters of credit:
Commitments to extend credit	$2,559,121	$1,762,259
Financial standby letters of credit	146,863	44,739
Performance standby letters of credit	24,609	11,557
Commercial letters of credit	194,834	223,269

Total	$2,925,427	$2,041,824

Commitments outstanding to extend home equity credit lines totaled $791.0 million and $485.5 million at December 31, 2006 and December 31, 2005, respectively. The total home equity credit lines at December 31, 2006 included $364.8 million acquired as part of the Republic merger.
Contingent Liabilities: Citizens and its subsidiaries are parties to litigation arising in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from these proceedings would not have a material effect on Citizens’ consolidated financial position or results of operations.
Contingent Guarantees: Citizens has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. At December 31, 2006, Citizens had issued $146.9 million of financial standby letters of credit and $24.6 million of performance standby letters of credit. Of these totals $103.2 million and $10.9 million, respectively, were acquired as part of the Republic merger. The same amounts at December 31, 2005 were $44.7 million and $11.6 million, respectively.
Purchase Obligations: Citizens has entered into contracts for the supply of current and future services incurred in the ordinary course of business, such as data processing and certain property management functions. Citizens often purchase services from vendors under agreements that typically can be terminated on a periodic basis. At December 31, 2006, Citizens had $38.0 million of multi-year contracts, with over 90% due in the next five years.
Change in Control Agreements: The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, three times (i) his or her base compensation plus (ii) the greater of the target bonus established for the year or the highest bonus paid to the executive in the last three years. Additionally, subject to certain conditions, the executive’s insurance benefits will continue three full years after the termination and all long-term incentive awards will immediately vest.
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

Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. The amount of ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. For both fair value hedges and cash flow hedges, any amount of hedge ineffectiveness would be recorded in current period noninterest income. For 2006 and 2005, there was no hedge ineffectiveness on the cash flow hedges.
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

Derivative Financial Instruments:	December 31,		December 31,
	2006		2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps	$268,300	$(1,839)	$530,000	$(7,429)
Pay fixed swaps	104,000	1,242	124,000	2,486
Customer initiated swaps and corresponding offsets	378,590	—	233,104	—
Interest rate lock commitments	29,875	(11)	17,897	37
Forward mortgage loan contracts	78,498	257	22,000	(66)

Total	$859,263	$(351)	$927,001	$(4,972)

Derivative Classifications and Hedging Relationships:	December 31,		December 31,
	2006		2005
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$104,000	$1,242	$124,000	$2,486

Derivatives Designated as Fair Value Hedges:
Hedging time deposits	95,000	47	25,000	(10)
Hedging long-term debt	100,000	(390)	225,000	(3,815)

Derivatives Not Designated as Hedges:
Receive fixed swaps	73,300	(1,496)	280,000	(3,604)
Customer initiated swaps and corresponding offsets	378,590	—	233,104	—

Total	$750,890	$(597)	$887,104	$(4,943)

At December 31, 2006, Citizens had outstanding $372.3 million of interest rate swap agreements. At December 31, 2005, Citizens had outstanding $654.0 million of interest rate swap agreements. In addition, at December 31, 2006 and 2005 Citizens had $378.6 million and $233.1 million, respectively, of customer initiated swaps and corresponding offsets used specifically to manage their interest rate exposure. Interest rate lock commitments on mortgages held for sale were $29.9 million at December 31, 2006 and $17.9 million at December 31, 2005. Citizens also had outstanding mandatory forward commitments to sell $78.5 million of residential mortgage loans at December 31, 2006, which hedged the year end balance of mortgage loans held for sale. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2007 with no material gain or loss. At December 31, 2005, outstanding forward commitments to sell mortgage loans were $22.0 million. The practice of hedging interest rate lock commitments on mortgage loans with mandatory forward contracts has not generated any material gains or losses.

Maturities and Interest Rates Exchanged on Swaps:

	Mature During
(dollars in thousands)	2007	2008	2009	2010	2011	After 2011	Total

Receive fixed swaps:
Notional amount	$131,300	$137,000	$—	$—	—	$—	$268,300
Receive fixed rate	4.70%	3.86%	0.00%	0.00%	0.00%	0.00%	4.27%
Pay variable rate	4.60%	4.88%	0.00%	0.00%	0.00%	0.00%	4.74%

Pay fixed swaps:
Notional amount	$104,000	$—	$—	$—	—	$—	$104,000
Pay fixed rate	3.31%	0.00%	0.00%	0.00%	0.00%	0.00%	3.31%
Receive variable rate	5.37%	0.00%	0.00%	0.00%	0.00%	0.00%	5.37%
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to noninterest income of $3.6 million as a result of determining that the swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133. Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case the brokered certificates of deposit) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the cumulative impact of the fair value adjustments that had been made to the brokered CDs, which resulted in the charge to noninterest income.
Since September of 2003, Citizens has entered into interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. From the inception of these transactions, Citizens has applied a method of fair value hedge accounting described under SFAS 133 as the “short-cut method.” At year-end 2005, Citizens concluded that these swap transactions did not qualify for the “short-cut method.” Although Citizens believes these swaps would have qualified for fair value hedge accounting under the “long-haul method,” changes in hedge accounting method may not be applied retrospectively under SFAS 133, as the required “long-haul” documentation was not in place as of the inception of the hedge.
Based on a review of the quarterly and annual impacts of the changes in fair value of these instruments, and Staff Accounting Bulletin 99, “Materiality,” Citizens concluded that the impact to prior periods was not material, and reflected the cumulative change in fair value in the fourth quarter of 2005.
In January of 2006, Citizens terminated $160.0 million of receive fixed swaps and entered into $160.0 million of similar swap agreements which are accounted for as fair value hedges against brokered certificates of deposit. Also in January 2006, Citizens terminated $120.0 million of receive fixed swaps. All remaining swaps with a balance sheet management purpose are expected to receive hedge accounting treatment.
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
The estimated fair values of Citizens’ financial instruments follow:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and money market investments	$224.0	$224.0	$195.1	$195.1
Securities	2,949.2	2,949.7	1,584.4	1,584.4
FHLB and Federal Reserve stock	132.9	132.9	55.9	55.9
Loans held for sale	172.8	172.8	16.3	16.3
Net loans	9,062.0	9,111.1	5,499.7	5,527.4
Cash surrender value of life insurance policies	206.9	206.9	84.4	84.4
Accrued interest receivable	68.2	68.2	39.1	39.1
Financial liabilities:
Deposits	8,698.1	8,677.6	5,473.8	5,455.7
Short-term borrowings	938.9	938.9	529.1	529.1
Long-term debt	2,644.7	2,654.3	1,006.1	1,006.1
Accrued interest payable	32.5	32.5	12.8	12.8
Off-balance sheet financial instrument liabilities:
Credit-related financial instruments	1.8	1.8	1.3	1.3
Interest rate swap agreements	(0.6)	(0.6)	(4.9)	(4.9)
Interest rate lock commitments	0.0	0.0	0.0	0.0
Forward commitments to sell mortgage loans	0.3	0.3	(0.1)	(0.1)
Carrying value approximates fair value for cash, money market investments, accrued interest, and the cash surrender value of life insurance policies. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below:
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
Loans Held For Sale: Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or the fair value of the underlying collateral.
Net Loans: Fair value for the performing loan portfolio is estimated using discounted cash flow analysis reflecting repricing terms and assumptions for prepayment speeds where applicable. Discount rates are based on interest rates currently being offered for loans with similar terms and credit quality. Fair values for nonperforming loans are estimated after giving consideration to credit risk and estimated cash flows and discount rates based on available market and specific borrower information. For impaired loans from the merger with Republic, values were estimated based on the fair value of the underlying collateral.
Deposit Liabilities: Under SFAS 107, the fair value of demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates. The certificates of deposit which will be sold to First Place Financial as a part of the branch divestiture in connection with the Republic merger are valued based on the contractual sales price.
Short-Term Borrowings: The carrying amounts of federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings approximate their fair values.
Long-Term Debt: The fair value of long-term debt is estimated using a combination of discounted cash flow analyses based on Citizens current incremental wholesale borrowing, effective settlement amounts, rates and quoted market prices.
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

Note 21. Regulatory Matters
Citizens’ banking subsidiaries are required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2006 and 2005, the average reserve balances were $47.7 million and $52.8 million, respectively.
The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.
The principal source of cash flows for the parent company is dividends from its banking subsidiaries. Citizens’ subsidiaries are state, federal or national chartered financial institutions. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Federal and national chartered institution’s dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained. As of January 1, 2007, the banking subsidiaries are able to distribute dividends of $108 million without prior regulatory approval. Net income retained in 2007 will also become available for such dividends. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the Holding Company’s capital needs, asset quality and overall financial condition.
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
Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006, that the banking subsidiaries meet all capital adequacy requirements to which they are subject.
Republic Bank is required to maintain minimum net worth capital requirements with various governmental agencies as a result of its mortgage banking business. The net worth requirements related to mortgage banking are governed by the Department of Housing and Urban Development. As of December 31, 2006, Republic Bank met its minimum net worth requirement.
As of December 31, 2006, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2006, that management believes would cause Citizens to fall below the well-capitalized level.

Risk Based Capital requirements

			For Capital			To Be Well-Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

Citizens Banking Corporation
As of December 31, 2006:
Total Capital to risk weighted assets (1)	$1,204,379	11.9%	$809,530	≥	8.0%	$1,011,913	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	952,287	9.4	404,765	≥	4.0	607,148	≥	6.0
Tier 1 Leverage (4)	952,287	7.2	527,464	≥	4.0	659,330	≥	5.0
As of December 31, 2005:
Total Capital to risk weighted assets (1)	$816,856	13.2%	$494,273	≥	8.0%	$617,843	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	614,072	9.9	247,137	≥	4.0	370,706	≥	6.0
Tier 1 Leverage (2)	614,072	8.0	307,661	≥	4.0	384,577	≥	5.0
Citizens Bank
As of December 31, 2006:
Total Capital to risk weighted assets (1)	$705,595	11.6%	$487,337	≥	8.0%	$609,172	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	629,005	10.3	243,669	≥	4.0	365,503	≥	6.0
Tier 1 Leverage (2)	629,005	8.6	292,438	≥	4.0	365,548	≥	5.0
As of December 31, 2005:
Total Capital to risk weighted assets (1)	$704,148	8.6%	$473,453	≥	8.0%	$591,816	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	629,667	10.6	236,726	≥	4.0	355,090	≥	6.0
Tier 1 Leverage (2)	629,667	11.9	292,556	≥	4.0	365,695	≥	5.0
Republic Bank (3)
As of December 31, 2006:
Total Capital to risk weighted assets (1)	$380,220	10.2%	$299,589	≥	8.0%	$374,486	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	333,237	8.9	149,794	≥	4.0	224,691	≥	6.0
Tier 1 Leverage (4)	333,237	6.1	217,349	≥	4.0	271,686	≥	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 consists of total equity and trust preferred securities less unrealized gains and losses accumulated in other comprehensive income, intangible assets and adjustments related to the valuation of mortgage servicing assets.

(2)	Tier 1 Capital to quarterly average assets

(3)	Republic Bank was acquired December 29, 2006.

(4)	In 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006

Note 22. Citizens Banking Corporation (Parent Only) Statements
Balance Sheets
Citizens Banking Corporation (Parent Only)

	December 31,
(in thousands)	2006	2005

Assets
Cash	$188	$5
Money market investments	80,427	65,359
Investment securities	50	167
Investment in subsidiaries — principally banks	1,185,783	744,016
Goodwill — net	655,890	15
Other assets	47,821	11,659

Total assets	$1,970,159	$821,221

Liabilities and Shareholders’ Equity
Long-term debt	$346,345	$146,448
Other liabilities	66,128	18,310

Total liabilities	412,473	164,758
Shareholders’ equity	1,557,686	656,463

Total liabilities and shareholders’ equity	$1,970,159	$821,221

Statements of Income
Citizens Banking Corporation (Parent Only)

	Year Ended December 31,
(in thousands)	2006	2005	2004

Income
Dividends from subsidiaries — principally banks	$70,900	$63,200	$49,000
Interest from bank subsidiary	4,429	1,998	839
Service fees from bank subsidiaries	13,277	11,459	11,076
Other	176	299	946
				[a] [a]aa[a]
Total	88,782	76,956	61,861

Expenses
Interest	13,119	7,766	5,056
Salaries and employee benefits	17,621	16,054	12,443
Service fees paid to bank subsidiaries	2,768	2,768	2,782
Restructuring and merger related expenses	1,426	—	—
Other noninterest expense	1,596	1,923	1,976
						[a] [a]aa[a]
Total	36,530	28,511	22,257
						[a]aa [a]aa[a]
Income before income taxes and equity in undistributed earnings of subsidiaries	52,252	48,445	39,604
Income tax benefit (provision)	6,959	5,693	4,977
Equity in undistributed (dividends in excess of) earnings of subsidiaries	4,125	26,387	17,098
					[a] [a]aa[a]
Income from continuing operations	63,336	80,525	61,679
Income from discontinued operations (net of income tax of $939)	—	—	1,659
Gain on sale of discontinued operations, including tax benefit of $1,109	—	—	12,759

Net Income	$63,336	$80,525	$76,097

Statements of Cash Flows
Citizens Banking Corporation (Parent Only)

	Year Ended December 31,
(in thousands)	2006	2005	2004

Operating Activities
Net income	$63,336	$80,525	$61,679
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation expense	—	691	193
Recognition of stock-based compensation expense	3,766	141	272
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(4,125)	(26,386)	(17,098)
Other	(12,005)	7,400	(545)

Net cash provided by operating activities	50,972	62,371	44,501

Investing Activities
Net decrease (increase) in money market investments	9,040	77	(16,772)
Proceeds from sales and maturities of investment securities	107	1	4
Purchases of investment securities	—	(10)	—
Proceeds from sale of discontinued operations	—	—	26,250
Acquisition, net of cash received	(154,662)	—	—

Net cash (used) provided by investing activities	(145,515)	68	9,482

Financing Activities
Proceeds from issuance of long-term debt	150,010	—	—
Cash dividends paid	(49,530)	(49,311)	(49,286)
Proceeds from stock options exercised and restricted stock activity	3,194	5,061	8,267
Shares acquired for retirement	(8,948)	(18,189)	(12,964)

Net cash provided (used) by financing activities	94,726	(62,439)	(53,983)

Net increase in cash	183	—	—
Cash at beginning of year	5	5	5

Cash at end of year	$188	$5	$5

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens Banking Corporation
We have audited the accompanying consolidated balance sheets of Citizens Banking Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Citizens Banking Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Banking Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financial statements, Citizens Banking Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Banking Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Detroit, Michigan
February 27, 2007

SELECTED QUARTERLY INFORMATION (unaudited)
Table 14 below sets forth selected quarterly financial information for each calendar quarter during 2006 and 2005.
Table 14. Selected Quarterly Information

(in thousands except,	2006				2005
per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$122,801	$120,744	$116,416	$112,391	$111,958	$108,506	$103,619	$99,166
Interest expense	58,791	55,099	50,426	44,916	42,863	38,864	34,840	30,933
Net interest income	64,010	65,645	65,990	67,475	69,095	69,642	68,779	68,233
Provision for loan losses (1)	5,936	1,190	1,139	3,000	(7,287)	4,000	1,396	3,000
Noninterest income before securities gains (2)	24,358	23,544	23,691	25,563	19,930	23,941	23,109	22,455
Investment securities gains (losses) (3)	(6,590)	—	54	7	(8,970)	—	37	6
Noninterest expense (4)	78,788	59,402	60,065	61,572	60,901	60,550	60,990	60,601
Net income	692	20,981	20,907	20,756	18,888	20,992	20,565	20,080
Per Share of Common Stock (5)
Net income:
Basic	0.02	0.49	0.49	0.49	0.44	0.49	0.48	0.46
Diluted	0.02	0.49	0.49	0.48	0.44	0.48	0.47	0.46

(1)	Provision for loan losses includes, in the fourth quarter of 2005, a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income includes, in the fourth quarter of 2005, a charge of $3.6 million related to a fair value change in CD swap derivatives.

(3)	Investment securities gains (losses) includes, in the fourth quarter of 2006, a $7.2 million other-than-temporary impairment charge related to the restructuring of the balance sheet as a result of the Republic merger and in the fourth quarter of 2005, losses of $9.0 million on sale of investment securities.

(4)	Noninterest expense includes, in the fourth quarter of 2006, restructuring and merger-related expenses of $11.3 million related to the Republic merger.

(5)	Citizens common stock is traded on NASDAQ (trading symbol: CRBC). As of February 1, 2007, there were approximately 33,500 shareholders of the Corporation’s common stock.
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. Due to the timing of the merger, income and expense amounts reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses.

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
As of December 31, 2006, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Management’s assessment of internal control over financial reporting as of December 31, 2006 does not include the internal controls of Republic Bancorp Inc. (acquired on December 29, 2006), which is included in the 2006 consolidated financial statements of Citizens Banking Corporation. Republic Bancorp Inc. constituted 39 percent of total assets as of December 31, 2006 and had no impact on net income for the year then ended.

Charles D. Christy	William R. Hartman
Executive Vice President and Chief Financial Officer	Chief Executive Officer
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens Banking Corporation
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Banking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Citizens Banking Corporation's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Republic Bancorp, Inc. (acquired on December 29, 2006), which is included in the 2006 consolidated financial statements of Citizens Banking Corporation and constituted 39 percent of total assets as of December 31, 2006 and had no impact on net income for the year then ended. Our audit of internal control over financial reporting of Citizens Banking Corporation also did not include an evaluation of the internal control over financial reporting of Republic Bancorp, Inc.
In our opinion, management’s assessment that Citizens Banking Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Citizens Banking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of Citizens Banking Corporation and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Detroit, Michigan
February 27, 2007

ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the captions “Election of Directors” (excluding the information under the heading “Compensation of Directors”); “Corporate Governances – Executive Officers, – Meetings of Directors and Committees, – Shareholder Nomination of Director Candidates, and – Code of Ethics;” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2007 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the caption “Election of Directors – Compensation of Directors,” and under the caption “Executive Compensation” of the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the captions “Security Ownership” of the Proxy Statement, and is incorporated herein by reference. In addition, the information under the caption “Equity Compensation Plan Information” under Item 5 of this Report is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
CITIZENS BANKING CORPORATION
(Registrant)

by /s/ William R. Hartman William R. Hartman	Date: February 27, 2007
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles D. Christy Charles D. Christy	Executive Vice President and Chief Financial Officer	February 27, 2007

/s/ William R. Hartman William R. Hartman	Chief Executive Officer, and Director	February 27, 2007

/s/ Dana M. Cluckey Dana M. Cluckey	President and Chief Operating Officer, and Director	February 27, 2007

/s/ Edward P. Abbott Edward P. Abbott	Director	February 27, 2007

/s/ Lizabeth A. Ardisana Lizabeth A. Ardisana	Director	February 27, 2007

/s/ George J. Butvilas George J. Butvilas	Director	February 27, 2007

/s/ Jerry D. Campbell Jerry D. Campbell	Chairman of the Board	February 27, 2007

/s/ Richard J. Dolinski Richard J. Dolinski	Director	February 27, 2007

/s/ Gary Hurand Gary Hurand	Director	February 27, 2007

SIGNATURES (continued)

Signature	Capacity	Date

/s/ Dennis J. Ibold Dennis J. Ibold	Director	February 27, 2007

/s/ Benjamin W. Laird Benjamin W. Laird	Director	February 27, 2007

/s/ Stephen J. Lazaroff Stephen J. Lazaroff	Director	February 27, 2007

/s/ William C. Shedd William C. Shedd	Director	February 27, 2007

/s/ Jeoffrey K. Stross Jeoffrey K. Stross	Director	February 27, 2007

/s/ Kendall B. Williams Kendall B. Williams	Director	February 27, 2007

/s/ James L. Wolohan James L. Wolohan	Director	February 27, 2007

/s/ Steven E. Zack Steven E. Zack	Director	February 27, 2007

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

2.2
Agreement and Plan of Merger, dated as of June 26, 2006, by and between Republic Bancorp. Inc, and Citizens Banking Corporation (incorporated by reference from Exhibit 2.1 of Citizens’ Form 8-K filed June 29, 2006).

3.1	Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3(a) of Citizens’ 2002 Second Quarter Report on Form 10-Q).

3.2	Amended and Restated Bylaws as of December 29, 2006.

4.1	Rights Agreement, dated May 23, 2000, between Citizens and Citizens Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 8, 2000).

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

4.5
Form of Indenture between Republic Bancorp Inc. (“Republic”) and Wilmington Trust Company for Republic’s 8.60% Subordinated Debentures due 2031 (filed as Exhibit (4)(e) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.6	Form of Republic’s 8.60% Subordinated Debenture due 2031 (filed as Exhibit (4)(f) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.7
Certificate of Trust of Republic Capital Trust I, a subsidiary of Republic (filed as Exhibit (4)(g) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

4.8
Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (filed as Exhibit (4)(h) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.9
Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (filed as Exhibit (4)(i) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.10
Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of Republic (filed as Exhibit (4)(j) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.11
Form of Agreement as to Expenses and Liabilities between Republic and Republic Capital Trust I, a subsidiary of Republic (filed as Exhibit (4)(k) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.12
Form of Trust Preferred Securities Guarantee Agreement between Republic and Wilmington Trust Company (filed as Exhibit (4)(l) of Republic’s registration statement on Form S-3, registration no. 333-70062, and incorporated herein by reference).

4.13
Indenture, dated October 3, 2006, between Citizens Banking Corporation and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14
First Supplemental Indenture, dated October 3, 2006, between Citizens Banking Corporation and U.S. Bank National Association as Trustee (incorporated by reference from Exhibit 4.2 of Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15
Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Banking Corporation, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (incorporated by reference from Exhibit 4.3 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16
Guarantee Agreement, dated October 3, 2006, between Citizens Banking Corporation as Guarantor and U.S. Bank National Association as Guarantee Trustee (incorporated by reference from Exhibit 4.6 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

10.1*	Citizens Banking Corporation Second Amended Stock Option Plan (incorporated by reference from Exhibit 4 of Citizens’ registration statement on Form S-8 filed May 5, 1992, Registration No. 33-47686).

10.2*	Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10(r) of Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Banking Corporation Third Amended Stock Option Plan (incorporated by reference from Exhibit 10.2 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*	Citizens Banking Corporation All-Employee Stock Option Plan (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed June 26, 2000, Registration No. 333-40100).

10.5*	Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed July 21, 1995, Registration No. 33-61197).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.6*	First Amendment to Citizens Banking Corporation Stock Option Plan for Directors (incorporated by reference from Exhibit 10.3 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from exhibit 10.13 of Citizens’ 2001 Annual Report on Form 10-K).

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

10.16*
Amended and Restated Employment Agreement by and between Citizens Banking Corporation and William R. Hartman dated as of May 29, 2003 (incorporated by reference from Exhibit 10.4 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.17*
Form of Change in Control Agreement by and between Citizens Banking Corporation and certain executive officers (incorporated by reference from Exhibit 10.17 of Citizens’ 2003 Annual Report on Form 10-K).

10.18*
Change in Control Agreement, dated as of April 7, 2003, by and between Citizens Banking Corporation and Randall J. Peterson (incorporated by reference from Exhibit 10.18 of Citizens’ 2003 Annual Report on Form 10-K).

10.19*
Employment Agreement, dated as of June 26, 2006, by and between Citizens Banking Corporation and William R. Hartman (incorporated by reference from exhibit 99.1 of Citizens’ Current Report on Form 8-K filed June 29, 2006).

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

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.22*	Form of Restricted Stock Agreement under the Citizens Banking Corporation Stock Compensation Plan (incorporated by reference from Exhibit 10.22 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.23*	2005 Management Incentive Plan (incorporated by reference from Exhibit 10.19 of Citizens’ 2005 First Quarter Report on Form 10-Q)[1]

10.24*	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.25*	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.26*	Form of Stock Option Agreement (Employee Version) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.28*	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.28 of Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.29*	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.29 of Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.30*	2006 Management Incentive Plan (incorporated by reference from Exhibit 10.30 of Citizens’ 2006 Second Quarter Report on Form 10-Q) [1].

10.31*
Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006 (incorporated by reference from Exhibit 10.31 of Citizens’ 2006 Third Quarter Report on Form 10-Q).

10.32*	Employment Agreement, dated as of June 26, 2006, by and between Citizens and Jerry D. Campbell.

10.33*	Employment Agreement, dated as of June 26, 2006, by and between Citizens and Dana M. Cluckey.

10.34*	Employment Agreement, dated as of November 3, 2006, by and between Citizens and Thomas F. Menacher.

10.35*	Amendment to the Citizens Banking Corporation Stock Compensation Plan Restricted Stock Agreement, dated as of February 21, 2007.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.

[1]	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended

[THIS PAGE IS INTENTIONALLY LEFT BLANK]