Form 10-Q
period 2007-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2007-05-04
CIK 351077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 000-10535
CITIZENS REPUBLIC BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2378932

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 S. Saginaw St., Flint, Michigan	48502

(Address of principal executive offices)	(Zip Code)
(810) 766-7500
(Registrant’s telephone number, including area code)
Citizens Banking Corporation
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, No Par Value	75,708,583 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$197,834	$223,747	$152,077
Interest-bearing deposits with banks	191	203	1,503
Investment Securities:
Securities available for sale, at fair value	2,326,257	2,839,456	1,466,796
Securities held to maturity, at amortized cost (fair value of $113,294, $110,283 and $89,699, respectively)	112,613	109,744	90,346

Total investment securities	2,438,870	2,949,200	1,557,142
FHLB and Federal Reserve stock	132,895	132,895	55,975
Portfolio loans:
Commercial	1,993,672	2,004,894	1,688,970
Commercial real estate	3,157,185	3,120,613	1,418,596

Total commercial	5,150,857	5,125,507	3,107,566
Residential mortgage	1,518,198	1,543,533	549,116
Direct consumer	1,677,842	1,721,410	1,109,249
Indirect consumer	831,302	840,632	826,060

Total portfolio loans	9,178,199	9,231,082	5,591,991
Less: Allowance for loan losses	(169,239)	(169,104)	(115,423)

Net portfolio loans	9,008,960	9,061,978	5,476,568
Loans held for sale	103,922	172,842	13,399
Premises and equipment	141,689	139,490	120,719
Goodwill	780,021	781,635	54,527
Other intangible assets	42,953	46,071	10,408
Bank owned life insurance	208,801	206,851	85,142
Other assets	261,111	287,700	134,715

Total assets	$13,317,247	$14,002,612	$7,662,175

Liabilities
Noninterest-bearing deposits	$1,146,673	$1,223,113	$899,850
Interest-bearing demand deposits	875,579	923,848	816,293
Savings deposits	2,263,659	2,280,496	1,452,638
Time deposits	4,174,995	4,270,604	2,355,206

Total deposits	8,460,906	8,698,061	5,523,987
Federal funds purchased and securities sold under agreements to repurchase	453,230	922,328	401,702
Other short-term borrowings	4,565	16,551	852
Other liabilities	133,175	169,022	82,203
Long-term debt	2,693,459	2,638,964	1,001,887

Total liabilities	11,745,335	12,444,926	7,010,631
Shareholders’ Equity
Preferred stock — no par value Authorized - 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value Authorized - 100,000,000 shares; Issued and outstanding - 75,656,564 at 3/31/07, 75,675,944 at 12/31/05, and 42,769,821 at 3/31/06	978,245	980,772	80,341
Retained earnings	593,817	584,289	578,980
Accumulated other comprehensive loss	(150)	(7,375)	(7,777)

Total shareholders’ equity	1,571,912	1,557,686	651,544

Total liabilities and shareholders’ equity	$13,317,247	$14,002,612	$7,662,175

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Interest Income
Interest and fees on loans	$171,844	$93,451
Interest and dividends on investment securities:
Taxable	23,791	12,951
Tax-exempt	7,328	5,317
Dividends on FHLB and Federal Reserve stock	1,736	660
Money market investments	17	12

Total interest income	204,716	112,391

Interest Expense
Deposits	66,434	30,992
Short-term borrowings	11,001	3,736
Long-term debt	28,940	10,188

Total interest expense	106,375	44,916

Net Interest Income	98,341	67,475
Provision for loan losses	3,500	3,000

Net interest income after provision for loan losses	94,841	64,475

Noninterest Income
Service charges on deposit accounts	11,106	8,875
Trust fees	4,955	5,042
Mortgage and other loan income	6,137	2,010
Brokerage and investment fees	1,549	1,515
ATM network user fees	1,579	987
Bankcard fees	1,180	1,057
Fair value change in CD swap derivatives	—	(207)
Other income	4,807	6,284

Total fees and other income	31,313	25,563
Investment securities gains	77	7

Total noninterest income	31,390	25,570
Noninterest Expense
Salaries and employee benefits	44,165	32,256
Occupancy	7,910	5,942
Professional services	4,152	4,078
Equipment	3,911	3,166
Data processing services	4,130	3,739
Advertising and public relations	1,775	2,034
Postage and delivery	1,964	1,462
Telephone	2,064	1,464
Other loan expenses	912	416
Stationery and supplies	777	727
Intangible asset amortization	3,118	725
Restructuring and merger-related expenses	4,186	—
Other expense	4,646	5,563

Total noninterest expense	83,710	61,572

Income Before Income Taxes	42,521	28,473
Income tax provision	11,029	7,717

Net Income	$31,492	$20,756

Net Income Per Common Share:
Basic	$0.42	$0.49
Diluted	0.41	0.48
Cash Dividends Declared Per Common Share	0.290	0.285

Average Common Shares Outstanding:
Basic	75,448	42,784
Diluted	75,918	42,941
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2007	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income			31,492		31,492
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				7,541
Net change in unrealized gain/(loss) on qualifying cash flow hedges				(316)

Other comprehensive income total					7,225

Total comprehensive income					38,717
Proceeds from stock options exercised and restricted stock activity	184	1,613			1,613
Recognition of stock-based compensation	—	613			613
Cash dividends declared on common shares — $0.290 per share			(21,964)		(21,964)
Shares acquired for retirement	(203)	(4,753)			(4,753)

Balance — March 31, 2007	75,657	$978,245	$593,817	$(150)	$1,571,912

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			20,756		20,756
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(8,319)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				88

Other comprehensive income total					(8,231)

Total comprehensive income					12,525
Proceeds from stock options exercised and restricted stock activity	56	1,256			1,256
Recognition of stock-based compensation	1	409	—		409
Cash dividends declared on common shares — $0.285 per share			(12,259)		(12,259)
Shares acquired for retirement	(255)	(6,850)			(6,850)

Balance — March 31, 2006	42,770	$80,341	$578,980	$(7,777)	$651,544

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Operating Activities:
Net income	$31,492	$20,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	3,000
Depreciation and amortization	3,775	2,993
Amortization of intangibles	3,118	725
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(25,923)	—
Discount accretion and amortization of issuance costs on long term debt	120	—
Net amortization on investment securities	(718)	207
Investment securities gains	(77)	(7)
Loans originated for sale	(156,458)	(41,452)
Proceeds from sales of mortgage loans held for sale	230,893	45,097
Net gains from mortgage loan sales	(4,016)	(792)
Net (gain) loss on sale of other real estate	(334)	292
Recognition of stock-based compensation, net of tax	613	409
Other	(16,724)	(5,883)

Net cash provided by operating activities	69,261	25,345
Investing Activities:
Net (increase) decrease in money market investments	12	(1,123)
Securities available-for-sale:
Proceeds from sales	364,391	—
Proceeds from maturities and payments	225,355	52,747
Purchases	(64,253)	(30,578)
Securities held-to-maturity:
Purchases	(2,876)	(7,947)
Net decrease in loans and leases	56,098	20,151
Proceeds from sale of commercial and residential real estate loans	5,140	—
Proceeds from sales of other real estate	3,611	1,274
Net increase in properties and equipment	(5,973)	(1,982)

Net cash used by investing activities	581,505	32,542
Financing Activities:
Net decrease in demand and savings deposits	(141,546)	(128,630)
Net (decrease) increase in time deposits	(95,080)	178,778
Net decrease in short-term borrowings	(479,248)	(126,567)
Proceeds from issuance of long-term debt	750,000	—
Principal reductions in long-term debt	(685,701)	(6,286)
Cash dividends paid	(21,964)	(12,259)
Proceeds from stock options exercised and restricted stock activity	1,613	1,256
Shares acquired for retirement	(4,753)	(6,850)

Net cash provided by financing activities	(676,679)	(100,558)

Net decrease in cash and due from banks	(25,913)	(42,671)
Cash and due from banks at beginning of period	223,747	194,748

Cash and due from banks at end of period	$197,834	$152,077

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$1,796	$1,095
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc., formerly Citizens Banking Corporation, (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2006 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
Statements of Financial Accounting Standards
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” In July 2006, the FASB issued FIN 48, which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Citizens adopted FIN 48 as of January 1, 2007 as required. Refer to “Note 7. Income Taxes” for further details.
Note 2. New Accounting Pronouncements
Final FASB Statements
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS 159 which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Citizens is in the process of evaluating the guidance in SFAS 159, and has yet to determine which assets and liabilities (if any) will be selected. At adoption, the difference between the carrying amount and fair value of existing eligible assets and liabilities (if any) would be recognized as an accumulated adjustment to beginning retained earnings.
Note 3. Merger and Acquisition Activity
Effective December 29, 2006, Citizens acquired 100% of the outstanding stock of Republic Bancorp Inc. in a merger. The merger creates meaningful cost reduction opportunities and strengthens Citizens’ management and market teams. Republic’s results of operations for the three months ended March 31, 2007 were included with Citizens’ results.
Details of the merger, including the allocation of the purchase price, are included in Citizens’ 2006 Annual Report on Form 10-K. The allocation of the purchase price is subject to change as the determination of Republic’s asset and liability values are finalized within one year from the merger date. As of March 31, 2007, the allocation had not significantly changed from December 31, 2006.
The following unaudited pro-forma condensed combined financial information presents Citizens’ results of operations for the three months ended March 31, 2006, assuming the merger had taken place as of January 1, 2006 and was compiled under the same assumptions as used in “Note 4. Business Combinations” in Citizens’ 2006 Annual Report on Form 10-K. For comparative purposes, the historical results of operations for Citizens without Republic are displayed in the following table.

	Three Months Ended
	March 31, 2006
	Pro-forma	Citizens historical
(in thousands)	combined	without Republic
Net interest income	$108,185	$67,475
Provision for loan losses	4,400	3,000
Noninterest income	32,888	25,570
Other noninterest expense	81,783	61,572
Income before income taxes	54,890	28,473
Net Income	$38,818	$20,756

Net income per common share:
Basic	$0.51	$0.49
Diluted	0.51	0.48

Weighted average shares outstanding during the period:
Basic	75,571	42,784
Diluted	76,030	42,941
As disclosed in Citizens’ 2006 Annual Report on Form 10-K, Citizens accrued $9.0 million to create a reserve for restructuring costs and $27.8 million to create a reserve for merger-related costs. The restructuring and merger-related reserves were established for integration activity costs associated with severance expenses, computer system conversions and branch consolidations. Refinement of the reserves will occur throughout 2007 as Citizens executes its restructuring plan. The following table presents the activity in the restructuring reserve during the three months ended March 31, 2007.

Restructuring Reserve	Balance	Changes in 2007			Balance
	December 31,		cash	other	March 31,
(in thousands)	2006	new charges	payments	adjustments	2007

Personnel	$4,323	$2,353	$(1,094)	$—	$5,582
Facilities/Branches	3,895	—	—	—	3,895
Systems/Other	791	474	(478)	—	787

	$9,009	$2,827	$(1,572)	$—	$10,264

The following table presents the activity in the merger reserve during the three months ended March 31, 2007.

Merger-related Reserve	Balance	Changes in 2007			Balance
	December 31,		cash	other	March 31,
(in thousands)	2006	new charges	payments	adjustments	2007

Personnel	$17,603	$1,296	$(10,018)	$(960)	$7,921
Professional	7,667	—	(7,641)	—	26
Facilities/Branches	2,205	3	(30)	15	2,193
Systems/Other	351	59	(325)	—	85

	$27,826	$1,358	$(18,014)	$(945)	$10,225

The other adjustment of $1.0 million to the personnel component of the merger-related reserve represents a reduction to projected severance payments and resulted in a corresponding reduction to goodwill.
As displayed in the tables above, restructuring charges and merger-related charges of $4.2 million were recorded for the three months ended March 31, 2007. Citizens projects additional restructuring expenses of $1.4 million, primarily facilities and branch costs, throughout the remainder of 2007. Additional merger-related expenses of $2.9 million are projected throughout the remainder of 2007.
Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	March 31, 2007				December 31, 2006
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$39,854	$39,854	$—	$—
Federal Agencies	314,109	315,047	1,845	907	436,679	436,315	1,044	1,408
Collateralized Mortgage Obligations	662,430	662,792	2,393	2,031	794,395	791,739	242	2,898
Mortgage-backed	762,563	766,400	7,708	3,871	998,871	994,767	393	4,497
State and municipal	565,510	574,527	9,872	855	566,230	575,907	10,328	651
Other	7,450	7,491	41	—	835	874	40	1

Total available for sale	$2,312,062	$2,326,257	$21,859	$7,664	$2,836,864	$2,839,456	$12,047	$9,455

Held to Maturity:
State and municipal
Total held to maturity	$112,613	$113,294	$1,017	$336	$109,744	$110,283	$905	$366

FHLB and Fed Reserve stock	$132,895	$132,895	$—	$—	$132,895	$132,895	$—	$—

Securities with unrealized losses, segregated by length of impairment, as of March 31, 2007 and December 31, 2006 are displayed in the following tables.

As of March 31, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	70,163	603	25,185	304	95,348	907
Collateralized Mortgage Obligations	162,786	965	79,818	1,065	242,604	2,030
Mortgage-backed	139,932	2,733	42,122	1,138	182,054	3,871
State and municipal	177,297	503	17,497	352	194,794	855
Other	—	—	91	1	91	1

Total available for sale	550,178	4,804	164,713	2,860	714,891	7,664

Held to Maturity:
State and municipal	27,850	170	12,832	166	40,682	336

Total held to maturity	27,850	170	12,832	166	40,682	336

Total	$578,028	$4,974	$177,545	$3,026	$755,573	$8,000

As of December 31, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	129,466	892	129,864	516	259,330	1,408
Collateralized Mortgage Obligations	166,655	1,476	91,594	1,422	258,249	2,898
Mortgage-backed	202,468	3,217	40,629	1,280	243,097	4,497
State and municipal	37,016	345	15,200	306	52,216	651
Other	—	—	103	1	103	1

Total available for sale	535,605	5,930	277,390	3,525	812,995	9,455

Held to Maturity:
State and municipal	33,278	207	10,252	159	43,530	366

Total held to maturity	33,278	207	10,252	159	43,530	366

Total	$568,883	$6,137	$287,642	$3,684	$856,525	$9,821

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

Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three months ended March 31, 2007 and 2006 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Allowance for loan losses — beginning of period	$169,104	$116,400
Provision for loan losses	3,500	3,000

Charge-offs:
Commercial	363	921
Commercial real estate	421	616

Total commercial	784	1,537
Residential mortgage	791	198
Direct consumer	2,084	1,669
Indirect consumer	2,217	2,829

Total charge-offs	5,876	6,233

Recoveries:
Commercial	1,130	1,175
Commercial real estate	175	79

Total commercial	1,305	1,254
Residential mortgage	51	55
Direct consumer	371	285
Indirect consumer	784	662

Total recoveries	2,511	2,256

Net charge-offs	3,365	3,977

Allowance for loan losses — end of period	$169,239	$115,423

Nonperforming loans totaled $90.6 million at March 31, 2007, an increase of $31.5 million or 53.4% from December 31, 2006 and an increase of $60.5 million from March 31, 2006. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at March 31, 2007, December 31, 2006 and March 31, 2006 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006	2007	2006	2006

Balances -
Impaired loans with valuation reserve	$40,753	$20,737	$12,936	$15,904	$7,550	$5,454
Impaired loans with no valuation reserve	9,777	21,641	2,592	—	—	—

Total impaired loans	$50,530	$42,378	$15,528	$15,904	$7,550	$5,454

Impaired loans on nonaccrual basis	$37,189	$11,321	$5,646	$12,099	$2,104	$2,061
Impaired loans on accrual basis	13,341	31,057	9,882	3,805	5,446	3,393

Total impaired loans	$50,530	$42,378	$15,528	$15,904	$7,550	$5,454

Citizens acquired $25.8 million of impaired loans in the Republic acquisition which closed on December 29, 2006. These loans were recorded at their fair value of $21.6 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.
The average balance of impaired loans for the three months ended March 31, 2007 was $46.5 million and $12.2 million for the three months ended March 31, 2006. Of the $34.3 million increase, $26.4 million was due to incorporating Republic balances. Interest income recognized on impaired loans during the first quarter of 2007 was $0.3 million compared with $0.2 million for the same period of 2006. Cash collected and applied to outstanding principal during the first quarter of 2007 was $0.3 million compared with $0.3 million in the same period of 2006.
Note 6. Long-term Debt
The components of long-term debt as of March 31, 2007, December 31, 2006 and March 31, 2006 are presented below.

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$118,243	$117,788	$116,880
Variable rate junior subordinated debenture due June 2033	25,653	25,628	25,555
7.50% junior subordinated debentures due September 2066	145,309	145,254	—
8.60% junior subordinated debentures due December 2031	51,546	51,546	—
Subsidiaries:
Federal Home Loan Bank advances	1,980,826	1,715,132	859,452
Other borrowed funds	371,882	583,616	—

Total long-term debt	$2,693,459	$2,638,964	$1,001,887

On March 2, 2007, Citizens called $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million with an initial rate of 5.77% on the same date.
Note 7. Income Taxes
Citizens adopted FIN 48 on January 1, 2007. The adoption had no effect upon the Corporation’s financial condition. The amount of unrecognized tax benefits as of January 1, 2007 totaled $5.1 million, of which $4.4 million of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. As of January 1, 2007, $0.5 million in interest had been accrued, and no penalties have been accrued.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of March 31, 2007:

Jurisdiction	Tax Years
Federal	2003 - 2006
Indiana	2003 - 2006
Wisconsin	1999 - 2006
Iowa	1999 - 2006
On March 31, 2007, Citizens finalized agreements under voluntary disclosure programs with three states in which certain subsidiaries had conducted lending activities but had not filed income tax returns and paid $0.5 million in state tax. Additionally, Citizens recorded a $0.4 million benefit, net of federal tax impact, to reverse the remaining reserve related to this matter.

Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2007 and 2006 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Balance at beginning of period	$(7,375)	$454
Net unrealized gain (loss) on securities for the quarter, net of tax effect of $4,049 in 2007 and $(4,477) in 2006	7,520	(8,315)
Less: Reclassification adjustment for net gains on securities included in net income for the quarter, net of tax effect of $12 in 2007 and $(3) in 2006	21	(4)
Net change in unrealized (loss) gain on cash flow hedges for the quarter, net of tax effect of $(170) in 2007 and $48 in 2006	(316)	88

Accumulated other comprehensive income, net of tax	$(150)	$(7,777)

Note 9. Pension Benefit Cost
The components of pension expense for the three months ended March 31, 2007 and 2006 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Defined Benefit Pension Plans
Service cost	$—	1,015
Interest cost	1,187	1,226
Expected return on plan assets	(1,956)	(1,890)
Amortization of unrecognized:
Prior service cost	3	48
Net actuarial loss	125	261

Net pension cost	$(641)	$660

Supplemental Pension Plans
Service cost	$—	174
Interest cost	192	145
Amortization of unrecognized:
Prior service cost	42	—
Net actuarial loss	32	30

Net pension cost	$266	$349

Postretirement Benefit Plans
Service cost	$1	1
Interest cost	160	129
Expected return on plan assets Amortization of unrecognized:
Prior service cost	(67)	(68)
Net actuarial loss	—	(7)

Net pension cost	$94	$55

Defined contribution retirement and 401K Plans
Employer contributions	$1,636	$1,006

Total periodic benefit cost	$1,355	$2,070

On December 31, 2006, Citizens adopted the recognition and disclosure provisions of SFAS 158. This statement required Citizens to recognize the funded status of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in Citizens’ consolidated balance sheet. These amounts will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
During 2006, the Compensation Committee of the Board of Directors approved various changes to Citizens’ employee benefit programs. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. As a result of the “freeze,” Citizens no longer has service costs related to the defined benefit pension plan. Citizens does not currently anticipate contributing to the defined benefit pension plan in 2007. Citizens will review plan funding needs during 2007 and will make a contribution if appropriate.
The service cost related to Citizens’ supplemental pension plans decreased from the first quarter of 2006 as a result of the full vesting and accrual of participant benefits during 2006. In addition, the increase in the prior service cost is the result of amortizing the cost of plan amendments made during February 2007, allowing for payment of benefits from corporate assets and providing a joint survivor benefit. As of March 31, 2007, $0.1 million of contributions have been made to the supplemental pension plans and Citizens anticipates that an additional $0.4 million of contributions will be made during the remaining three quarters of 2007.
As of March 31, 2007, $0.2 million of contributions have been made to the postretirement benefit plan and Citizens anticipates that an additional $0.8 million of contributions will be made during the next three quarters of 2007.
Note 10. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options are further limited to 2,000,000 shares. At March 31, 2007, Citizens had 3,846,179 shares of common stock reserved for future issuance under our current plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income for the three months ended March 31, 2007 and March 31, 2006:
Analysis of Stock-Based Compensation Expense

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2007	2006

Stock Option Compensation	$8	$19
Restricted Stock Compensation	605	390

Stock-based compensation expense before income taxes	613	409
Income tax benefit	(215)	(143)

Total stock-based compensation expense after income taxes	$398	$266

Cash proceeds from the exercise of stock options were $2.5 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three months ended March 31, 2007 and March 31, 2006. Stock option activity for the three months ended March 31, 2007 is as follows:

	Options
		Weighted
		Average	Weighted Average	(in thousands)
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2006	4,775,700	$24.95
Granted	—	—
Exercised	(188,674)	13.41
Forfeitures or Expirations	(19,263)	27.80

Outstanding at March 31, 2007	4,567,763	$25.42	4.5 yrs	$8,405

Exercisable	4,556,200	$25.42	4.5 yrs	$8,404

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on March 31, 2007 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $2.0 million. The fair value of options vested for the three month period ended March 31, 2007 was less than $0.1 million.
As of March 31, 2007, $4.5 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2007.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Outstanding restricted stock at December 31, 2006	293,087	$25.13
Granted	2,700	24.14
Vested	(30,282)	24.67
Forfeited	(9,002)	27.89

Restricted stock at March 31, 2007	256,503	$24.87

The total fair value of shares vested during the three months ended March 31, 2007 was $0.7 million.
Note 11. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$31,492	$20,756

Denominator:
Basic earnings per share — weighted average shares	75,448	42,784
Effect of dilutive securities — potential conversion of employee stock options	470	157

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	75,918	42,941

Basic earnings per share	$0.42	$0.49

Diluted earnings per share	$0.41	$0.48

Note 12. Lines of Business
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. Selected line of business segment information for the three months ended March 31, 2007 and 2006 is provided below. As a result of the Republic merger, Citizens reviewed and affirmed its segment reporting definitions. For the three months ended March 31, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended March 31, 2007

Net interest income (taxable equivalent)	$46,077	$65,339	$235	$(8,684)	$102,967
Provision for loan losses	1,084	2,389	27	—	3,500

Net interest income after provision	44,993	62,950	208	(8,684)	99,467
Noninterest income	4,666	17,700	6,273	2,751	31,390
Noninterest expense	22,154	44,331	5,750	11,475	83,710

Income before income taxes	27,505	36,319	731	(17,408)	47,147
Income tax expense (taxable equivalent)	9,627	12,711	315	(6,998)	15,655

Net income	$17,878	$23,608	$416	$(10,410)	$31,492

Average assets (in millions)	$5,065	$2,395	$28	$6,086	$13,574

Earnings Summary — Three Months Ended March 31, 2006(1)

Net interest income (taxable equivalent)	$30,926	$35,654	$332	$3,979	$70,891
Provision for loan losses	1,188	1,812	—	—	3,000

Net interest income after provision	29,738	33,842	332	3,979	67,891
Noninterest income	3,750	13,728	6,504	1,588	25,570
Noninterest expense	18,153	31,264	6,171	5,984	61,572

Income before income taxes	15,335	16,306	665	(417)	31,889
Income tax expense (taxable equivalent)	5,403	5,713	239	(222)	11,133

Net income	$9,932	$10,593	$426	$(195)	$20,756

Average assets (in millions)	$3,007	$1,001	$28	$3,617	$7,653

(1)	Certain amounts have been reclassified to conform to current year presentation.
Note 13. Commitments, Contingent Liabilities and Guarantees
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

Amounts available to clients under loan commitments and standby letters of credit follow:

	March 31,	December 31,
(in thousands)	2007	2006

Loan commitments and letters of credit:
Commitments to extend credit	$2,554,130	$2,559,121
Financial standby letters of credit	152,146	146,863
Performance standby letters of credit	18,511	24,609
Commercial letters of credit	187,811	194,834

Total loan commitments and letters of credit	$2,912,598	$2,925,427

At March 31, 2007 and December 31, 2006, a liability of $6.1 million was recorded for possible losses on commitments to extend credit. As of March 31, 2007 and December 31, 2006, in accordance with FIN 45, a liability of $0.4 million and $0.6 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 14. Derivatives and Hedging Activities
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

Derivative Financial Instruments:

	March 31, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps	$245,000	$(150)	$268,300	$(1,839)
Pay fixed swaps	84,000	746	104,000	1,242
Customer initiated swaps and corresponding offsets	411,596	—	378,590	—
Interest rate lock commitments	30,090	(37)	29,875	(11)
Forward mortgage loan contracts	46,420	50	78,498	257

Total	$817,106	$609	$859,263	$(351)

Derivative Classifications and Hedging Relationships:

	March 31, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$84,000	$746	$104,000	$1,242
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	95,000	22	95,000	47
Hedging long-term debt	150,000	(172)	100,000	(390)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	73,300	(1,496)
Customer initiated swaps and corresponding offsets	411,596	—	378,590	—

Total	$740,596	$596	$750,890	$(597)

Note 15. Subsequent Events
On April 27, 2007, Citizens completed the computer system conversion and integration of all legacy Republic locations and consolidated 19 branch locations throughout Michigan with minimal disruption to clients and daily operations. As of May 4, 2007, no material losses have occurred as a result of the computer system conversion. Additionally, Citizens’ divestiture of seven Republic branches in the Flint, Michigan market was completed on April 27, 2007. These branches had $26.9 million of consumer loans and $206.5 million in deposits as of March 31, 2007. Citizens will complete a final close statement with the purchaser during May 2007. Finally, the bank charter for Republic Bank was consolidated into Citizens Bank as of April 28, 2007.
On April 26, 2007, Dana M. Cluckey, President, Chief Operating Officer and a director of Citizens resigned for personal reasons from all positions he held as an officer and director of Citizens and each of its subsidiaries, effective May 31, 2007 (the “Separation Date”). Citizens is unaware of any disagreements between Mr. Cluckey and the Company on any matter relating to the Company’s operations, policies or practices. William R. Hartman, Citizens’ Chief Executive Officer, will assume the title of President and Chief Executive Officer. There are no plans to fill the position of Chief Operating Officer.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

Summary of Operations (thousands)
Net interest income	98,341	64,010	65,645	65,990	67,475
Provision for loan losses	3,500	5,936	1,190	1,139	3,000
Total fees and other income	31,313	24,358	23,544	23,691	25,563
Investment securities gains (losses) (1)	77	(6,590)	—	54	7
Noninterest expense (2)	83,710	78,788	59,402	60,065	61,572
Income tax provision	11,029	(3,638)	7,616	7,624	7,717
Net income	31,492	692	20,981	20,907	20,756
Taxable equivalent adjustment	4,625	3,505	3,413	3,383	3,416
Cash dividends	21,964	12,443	12,435	12,394	12,258

Per Common Share Data
Basic net income	$0.42	$0.02	$0.49	$0.49	$0.49
Diluted net income	0.41	0.02	0.49	0.49	0.48
Cash dividends	0.290	0.290	0.290	0.290	0.285
Market value (end of period)	22.16	26.50	26.26	24.41	26.85
Book value (end of period)	20.78	20.58	15.72	15.15	15.23

At Period End (millions)
Assets	$13,317	$14,003	$7,748	$7,813	$7,662
Portfolio loans	9,178	9,231	5,753	5,728	5,592
Deposits	8,461	8,698	5,625	5,685	5,524
Shareholders’ equity	1,572	1,558	674	650	652

Average for the Quarter (millions)
Assets	$13,574	$7,770	$7,723	$7,670	$7,653
Portfolio loans	9,179	5,762	5,694	5,610	5,561
Deposits	8,525	5,597	5,680	5,560	5,513
Shareholders’ equity	1,552	683	659	647	655

Ratios (annualized)
Return on average assets	0.94%	0.04%	1.08%	1.09%	1.10%
Return on average shareholders’ equity	8.23	0.40	12.63	12.96	12.86
Average equity to average assets	11.43	8.79	8.53	8.44	8.55
Net interest margin (FTE) (3)	3.44	3.67	3.78	3.84	3.97
Efficiency ratio (4)	62.34	85.76	64.15	64.54	63.84
Net loans charged off to average portfolio loans	0.15	0.52	0.19	0.14	0.29
Allowance for loan losses to portfolio loans	1.84	1.83	1.97	2.00	2.06
Nonperforming assets to portfolio loans plus ORAA (end of period)	1.25	1.10	0.69	0.61	0.65
Nonperforming assets to total assets (end of period)	0.86	0.73	0.52	0.44	0.48
Leverage ratio (5)	7.64	7.22	8.29	8.21	8.14
Tier 1 capital ratio	9.89	9.41	10.13	9.96	10.09
Total capital ratio	12.42	11.90	13.37	13.20	13.39

(1)	Investment securities gains (losses) includes a $7.2 million impairment charge in the fourth quarter of 2006 related to the Republic merger.

(2)	Noninterest expense includes restructuring and merger related expenses of $4.2 during the first quarter of 2007 and $11.3 million related to the Republic merger during the fourth quarter of 2006.

(3)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(4)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

(5)	The Tier I leverage ratio is calculated using ending assets instead of average assets in the fourth quarter of 2006 due to the Republic merger on December 29, 2006

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three month period ended March 31, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
Forward — Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,”) and statements about the benefits of the merger, including future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts, are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of Citizens’ 2006 Annual Report on Form 10-K, as well as the following.
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	If Citizens is unable to retain legacy loans and deposits of Republic Bancorp Inc. (“Republic”) as a result of the conversion of Republic’s computer systems to Citizens’ systems and as a result of branch consolidations, it may not have the ability to retain and grow the Republic customer base and capture revenue synergies.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and

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
Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2006 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies since the most recent fiscal year end.
Subsequent Events
On April 27, 2007, Citizens completed the computer system conversion and integration of all legacy Republic locations and consolidated 19 branch locations throughout Michigan with minimal disruption to clients and daily operations. As of May 4, 2007, no material losses have occurred as a result of the computer system conversion. Additionally, Citizens’ divestiture of seven Republic branches in the Flint, Michigan market was completed on April 27, 2007. These branches had $26.9 million of consumer loans and $206.5 million in deposits as of March 31, 2007. Citizens will complete a final close statement with the purchaser during May 2007. Finally, the bank charter for Republic Bank was consolidated into Citizens Bank as of April 28, 2007.
On April 26, 2007, Dana M. Cluckey, President, Chief Operating Officer and a director of Citizens, resigned for personal reasons from all positions he held as an officer and director of Citizens and each of its subsidiaries, effective May 31, 2007 (the “Separation Date”). Citizens is unaware of any disagreements between Mr. Cluckey and the Company on any matter relating to the Company’s operations, policies or practices. William R. Hartman, Citizens’ Chief Executive Officer, will assume the title of President and Chief Executive Officer. There are no plans to fill the position of Chief Operating Officer.
In connection with his resignation and in consideration of, among other things, Mr. Cluckey’s release of Citizens from payments required to be made under the Employment Agreement between Mr. Cluckey and Citizens dated June 26, 2006 (the “Employment Agreement”), Mr. Cluckey entered into a Release and Settlement Agreement with Citizens (the “Agreement”). The Agreement provides that Mr. Cluckey will receive a lump sum payment from Citizens on January 2, 2008 of $1.125 million and that the stock options previously awarded to him will remain exercisable through their termination date as if he remained employed by Citizens. All of such options became exercisable prior to April 26, 2007. The Agreement further provides that in lieu of medical, dental and prescription coverage, Citizens will pay to Mr. Cluckey on the Separation Date an additional amount equal to (i) 36 months of premiums for continuation of Mr. Cluckey’s existing medical and dental coverage for Mr. Cluckey and his eligible dependents, plus (ii) $36,000 to cover prescription coverage costs. The Agreement also provides that Mr. Cluckey shall not disclose confidential information of Citizens and that, for a period of two years from the Separation Date, he will not solicit employees of Citizens, nor, pursuant to the terms of the Employment Agreement which are incorporated into the Agreement, compete against Citizens.
Pursuant to the Agreement, Mr. Cluckey and Citizens have mutually agreed to release one another from any claims they may have against each other arising out of Mr. Cluckey’s employment or director relationship with Citizens, including any claims for payments or benefits that might arise under the Employment Agreement, other than (i) any claims by Mr. Cluckey which may arise in connection with unpaid salary and benefits related to periods prior to the Separation Date, indemnification rights under articles of incorporation and bylaws of Citizens, or Citizens’ directors and officers insurance policies; and (ii) any claims by Citizens which may arise due to acts on the part of Cluckey involving fraud, dishonesty, gross negligence, willful malfeasance, violation of securities laws, or for which he would not be entitled to be indemnified under Citizens’ articles of incorporation or bylaws.
The Employment Agreement provided for Mr. Cluckey to serve as president and chief operating officer of Citizens until December 31, 2010 and as president and chief executive officer of Citizens from January 1, 2011 to December 31, 2011. Mr. Cluckey was also entitled to serve as a director during his employment with Citizens. While serving as president and chief operating officer, Mr. Cluckey would have received an annual base salary at a rate of at least 90% of the annual base salary of Mr. Hartman, Citizens’ chief executive officer, but in no event less than $667,000, would have been entitled to a target bonus of not less than 90% of Mr. Hartman’s target bonus and would have received annual equity incentive awards with a value of not less than 90% of those awarded to Mr. Hartman. While serving as president and chief executive officer, Mr. Cluckey’s annual base salary and annual bonus would have been no less than those in effect as of December 31, 2010, with annual equity incentive awards to be determined by the compensation committee of Citizens’ board of directors. Mr. Cluckey would also have been entitled to employee benefits, fringe benefits and perquisites through 2011 on a basis no less favorable than those provided to other senior executives of Citizens, including tax grossed-up club fees and dues. Citizens had also entered into a change in control agreement, under which Citizens will have no further obligation after the Separation Date.
In the event that, during the term, Mr. Cluckey’s employment were terminated by Citizens without “cause” or by Mr. Cluckey for “good reason”, Mr. Cluckey would have been entitled to be paid a lump sum cash payment equal to the sum of (i) accrued amounts, including a pro-rata target bonus for the year of termination and (ii) three times the sum of his base salary and target bonus. In addition, upon such termination (i) equity compensation awards would have vested and generally remained exercisable for their full term, (ii) Mr. Cluckey and his eligible dependents would have been entitled to continued health and welfare benefits for the three-year period following the date of termination and (iii) Mr. Cluckey’s club membership would have been transferred to him.

Results of Operations
Financial Statement Impact as a Result of the Republic Merger
The merger with Republic Bancorp Inc. closed on December 29, 2006. As a result, March 31, 2007 and December 31, 2006 ending balances incorporate all of Republic’s assets and liabilities while only the first quarter of 2007 financial statements incorporate Republic average balances, revenues and expenses. All pre-merger financial data include only legacy Citizens performance and do not incorporate results of Republic prior to the merger.
Summary
Citizens earned net income of $31.5 million for the three months ended March 31, 2007, which includes restructuring and merger-related expenses associated with the Republic merger. The results for the first quarter of 2007, which include the effects of Republic revenue and expenses for the first time, represent an increase of $10.7 million over the first quarter of 2006 net income of $20.8 million. Diluted net income per share was $0.41, a decrease of $0.07 per share from the same quarter of last year. Annualized returns on average assets and average equity during the first quarter of 2007 were 0.94% and 8.23%, respectively, compared with 1.10% and 12.86% for the first quarter of 2006.
The challenges of the Midwest economy and the banking industry operating environment continue to impact Citizens’ results. Citizens completed its post-merger balance sheet restructuring strategies in the first quarter of 2007, which were conducted to help achieve market risk reduction objectives and improve earnings quality. Citizens recorded restructuring and merger-related expenses of $4.2 million related to additional employee severance and retention, computer system conversion, training, and client communications regarding product changes. Citizens incurred additional expenses of $2.4 million in compensation, re-branding of marketing materials, and other expenses related to integration activities which were not treated as restructuring or merger related. Citizens still projects annual cost savings of $31.0 million related to the Republic merger, with 70% of the savings expected to be realized in 2007 and 100% in 2008 and thereafter. Citizens’ full-time equivalent employee count declined 205 in the first quarter from December 31, 2006.
Total assets at March 31, 2007 were $13.3 billion, a decrease of $685.4 million or 4.9% from December 31, 2006 and an increase of $5.7 billion over March 31, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, not reinvesting $147.6 million of maturing investment securities, and selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.6 billion over March 31, 2006. The increase over March 31, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.
Total deposits at March 31, 2007 decreased $237.2 million or 2.7% from December 31, 2006 to $8.5 billion and increased $2.9 billion over March 31, 2006. Core deposits, which exclude all time deposits, totaled $4.3 billion at March 31, 2007, a decrease of $141.5 million or 3.2% from December 31, 2006 and an increase of $1.1 billion over March 31, 2006, primarily as a result of incorporating Republic balances. The decrease in core deposits from December 31, 2006 was primarily a result of commercial clients maintaining lower balances and Citizens not renewing a $40.0 million wholesale money market deposit account. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. Time deposits totaled $4.2 billion at March 31, 2007, a decrease of $95.6 million or 2.2% from December 31, 2006 and an increase of $1.8 billion over March 31, 2006. The decrease from December 31, 2006 was primarily the result of Citizens not renewing $219.9 million in brokered certificates of deposit, partially offset by growth in client certificates of deposit. This decrease was partially offset by the continued migration of client funds from lower-cost deposits into time deposits and some new client growth. In addition to the impact of the Republic merger, the increase over March 31, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2007 and 2006 is presented below.

Average Balances/Net Interest Income/Average Rates

	2007			2006
Three Months Ended March 31,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$840	$17	8.55%	$1,684	$12	2.82%
Investment securities (3):
Taxable	1,938,432	23,791	4.91	1,125,391	12,951	4.60
Tax-exempt	670,159	7,328	6.73	446,657	5,317	7.33
FHLB and Federal Reserve stock	132,895	1,736	5.23	56,006	660	4.71
Portfolio Loans (4):
Commercial	1,960,678	37,219	7.83	1,646,899	27,982	7.02
Commercial real estate	3,153,730	59,603	7.67	1,415,201	23,985	6.88
Residential mortgage	1,535,636	25,560	6.66	541,390	7,664	5.66
Direct consumer	1,696,461	32,720	7.82	1,124,379	20,011	7.22
Indirect consumer	832,917	13,937	6.79	833,436	13,577	6.61

Total portfolio loans	9,179,422	169,039	7.48	5,561,305	93,219	6.83
Loans held for sale	144,006	2,805	7.82	16,471	232	5.64

Total earning assets (3)	12,065,754	204,716	7.01	7,207,514	112,391	6.49
Nonearning Assets
Cash and due from banks	188,763			165,909
Bank premises and equipment	139,628			121,348
Investment security fair value adjustment	3,154			(3,305)
Other nonearning assets	1,344,570			277,382
Allowance for loan losses	(167,771)			(116,151)

Total assets	$13,574,098			$7,652,697

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$903,134	$1,663	0.75%	$857,273	$1,362	0.64%
Savings deposits	2,271,532	16,573	2.96	1,448,866	7,973	2.23
Time deposits	4,205,636	48,198	4.65	2,281,926	21,657	3.85
Short-term borrowings	906,216	11,001	4.92	390,307	3,736	3.88
Long-term debt	2,410,542	28,940	4.84	1,003,780	10,188	4.10

Total interest-bearing liabilities	10,697,060	106,375	4.03	5,982,152	44,916	3.04
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,144,773			924,788
Other liabilities	180,214			91,150
Shareholders’ equity	1,552,051			654,607

Total liabilities and shareholders’ equity	$13,574,098			$7,652,697

Net Interest Income		$98,341			$67,475

Interest Spread (5)			2.98%			3.45%
Contribution of noninterest bearing sources of funds			0.46			0.52

Net Interest Margin (5)(6)			3.44%			3.97%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, a for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net int margin exceeds the interest spread.
Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.

Net interest income was $98.3 million for the first quarter of 2007 compared with $67.5 million for the first quarter of 2006. The increase resulted from an increase in average earning assets of $4.9 billion almost entirely due to incorporating Republic’s average earning assets and, to a lesser extent, organic growth in the commercial and commercial real estate loan portfolios, partially offset by a decrease in net interest margin to 3.44% compared with 3.97% in the first quarter of 2006. The decrease in net interest margin was primarily due to the merger with Republic and, to a lesser extent, funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, pricing pressure on loans, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities in the fourth quarter of 2006, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2007 compared with 2006	Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	5	13	(8)
Investment securities:
Taxable	10,840	914	9,926
Tax-exempt	2,011	(463)	2,474
FHLB and Federal Reserve stock	1,076	79	997
Loans:
Commercial	9,237	3,519	5,718
Commercial real estate	35,618	3,052	32,566
Residential mortgage loans	17,896	1,563	16,333
Direct consumer	12,709	1,796	10,913
Indirect consumer	360	368	(8)

Total portfolio loans	75,820	10,298	65,522
Loans held for sale	2,573	121	2,452

Total	92,325	10,962	81,363

Interest Expense:
Deposits:
Interest-bearing demand	301	225	76
Savings	8,600	3,136	5,464
Time	26,541	5,243	21,298
Short-term borrowings	7,265	1,226	6,039
Long-term debt	18,752	2,164	16,588

Total	61,459	11,994	49,465

Net Interest Income	$30,866	$(1,032)	$31,898

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increase in net interest income of $30.9 million in the first quarter of 2007 compared with the same period of 2006 reflects volume variances which were favorable in the aggregate and rate variances which were unfavorable in the aggregate.
Favorable volume variances on assets were partially offset by unfavorable volume variances on liabilities. Favorable volume variances on assets resulted from the merger as well as organic commercial and commercial real estate loan growth. Unfavorable volume variances on liabilities resulted from the merger as well as organic growth in time deposits.

Unfavorable rate variances on liabilities were largely offset by favorable rate variances on assets. Favorable rate variances on assets and unfavorable rate variances on liabilities were the result of increases in market interest rates.
For the second quarter of 2007, Citizens anticipates net interest income will be slightly lower than the first quarter of 2007 due to the continued migration of client funds from lower yielding deposit products into higher yielding deposit products, as well as the effects of loan pricing pressure, the interest rate environment, stable to declining average earning assets due to the economic environment, and the impact of the branch divestiture.
Noninterest Income
Noninterest income for the first quarter of 2007 was $31.4 million, an increase of $5.8 million over the first quarter of 2006. The increase was almost entirely due to incorporating Republic revenue, primarily mortgage and other loan income and service charges on deposit accounts and, to a lesser extent, growth in legacy Citizens’ revenue stream, partially offset by the effect of fully recognizing a deferred gain of $2.9 million (in other income) on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.
Noninterest Income

	Three Months Ended
	March 31,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent

Service charges on deposit accounts	$11,106	$8,875	$2,231	25.1%
Trust fees	4,955	5,042	(87)	(1.7)
Mortgage and other loan income	6,137	2,010	4,127	205.4
Brokerage and investment fees	1,549	1,515	34	2.2
ATM network user fees	1,579	987	592	60.0
Bankcard fees	1,180	1,057	123	11.6
Fair value change in CD swap derivatives	—	(207)	207	100.0
Other income	4,807	6,284	(1,477)	(23.5)

Total fees and other income	31,313	25,563	5,750	22.5
Investment securities gains	77	7	70	952.8

Total noninterest income	$31,390	$25,570	$5,820	22.8

The increase in service charges on deposit accounts was almost entirely due to incorporating Republic activity and, to a significantly lesser extent, legacy Citizens revenue enhancement initiatives implemented in the first quarter of 2006.
Trust fees were essentially unchanged from the first quarter of 2006. Total trust assets under administration were $2.7 billion at March 31, 2007, an increase of $0.1 billion over March 31, 2006. Trust fees were unaffected by the merger as Republic did not have a trust portfolio.
The increase in mortgage and other loan income was primarily due to incorporating Republic activity but also reflected the impact of the mid-2006 alliance with PHH Mortgage, pursuant to which Citizens sells substantially all of its origination volume to PHH Mortgage. Citizens will be discontinuing its alliance with PHH Mortgage in the second quarter of 2007 and migrating the legacy Citizens mortgage portfolio and all future production to the legacy Republic platform. This change is not expected to have a material impact on mortgage and other loan income.
Brokerage and investment fees were essentially unchanged from the first quarter of 2006. Brokerage fees were unaffected by the merger as Republic did not offer this product line. Citizens began training legacy Republic branch staff and new financial consultants to support the Republic franchise on this product line during the first quarter of 2007.
For the first quarter of 2007, all other noninterest income categories, which include ATM network user fees, bankcard fees, fair value change in CD swap derivatives, other income, and investment securities gains, totaled $7.6 million, a decrease of $0.5 million from the first quarter of 2006. The decrease was primarily the result of the aforementioned $2.9 million gain on the sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006, partially offset by higher ATM network user fees and bankcard fees from the legacy Citizens franchise and incorporating Republic activity.

Citizens anticipates total noninterest income for the second quarter of 2007 will be consistent with or slightly lower than the first quarter of 2007 due to continued reductions in mortgage origination and the effect of the aforementioned Flint, Michigan market branch divestitures.
Noninterest Expense
Noninterest expense for the first quarter of 2007 was $83.7 million, an increase of $22.1 million over the first quarter of 2006. The increase was primarily the result of incorporating Republic activity and restructuring and merger-related expenses, as well as higher legacy Citizens salaries and employee benefits, and other loan expenses, partially offset by decreases in legacy Citizens occupancy, advertising and public relations, and other expense. The first quarter of 2007 included $4.2 million in restructuring and merger-related expenses and $2.4 million in additional expenses that are related to merger activities but not treated as restructuring or merger-related.
Noninterest Expense

	Three Months Ended
	March 31,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$44,165	$32,256	$11,909	36.9%
Occupancy	7,910	5,942	1,968	33.1
Professional services	4,152	4,078	74	1.8
Equipment	3,911	3,166	745	23.5
Data processing services	4,130	3,739	391	10.5
Advertising and public relations	1,775	2,034	(259)	(12.7)
Postage and delivery	1,964	1,462	502	34.3
Telephone	2,064	1,464	600	41.0
Other loan expenses	912	416	496	119.2
Stationery and supplies	777	727	50	6.8
Intangible asset amortization	3,118	725	2,393	330.2
Restructuring and merger-related expenses	4,186	—	4,186	—
Other expenses	4,646	5,563	(917)	(16.5)

Total noninterest expense	$83,710	$61,572	$22,138	36.0

The increase in salary and employee benefits was due to incorporating Republic activity and higher legacy Citizens costs related to outside temporary staffing services, incentive expense and hospitalization insurance cost, partially offset by lower pension expense. Salary costs included $0.4 million in employee severance for the first quarter of 2007 compared with $0.7 million for the first quarter of 2006. Salaries and employee benefits in the first quarter of 2007 also included $2.3 million in expenses related to employees who will be leaving the company after the computer system conversion in the second quarter of 2007.
Occupancy costs for the first quarter of 2007 were higher than the first quarter of 2006 due to the impact of adding Republic activity, offset in part by decreases in the cost of various maintenance services.
Professional services for the first quarter of 2007 were essentially unchanged from the first quarter of 2006 as the impact of adding the Republic activity was offset by declines in legacy Citizens expenses.
The increase in equipment costs was the result of incorporating Republic activity, partially offset by lower depreciation expense at legacy Citizens due to the additional depreciation of $2.0 million in the fourth quarter of 2006 to align the service life of previously acquired equipment with the current capitalization policy.
The decrease in advertising and public relations expense was the result of several product campaigns focused on creating deposit generation during the first quarter of 2006.
The increase in telephone expense was primarily due to incorporating Republic activity and, to a lesser extent, the result of higher cell phone volume, higher usage charges, and more audio conferences among merger integration teams.
The increase in other loan expenses was due to incorporating Republic activity and higher other mortgage processing fees due to the alliance with PHH Mortgage, partially offset by lower expenses related to processing commercial loans. Citizens will be discontinuing its alliance with PHH Mortgage in the second quarter of 2007 and migrating the legacy Citizens mortgage portfolio and all future production to the legacy Republic platform. This change is not expected to have a material impact on other loan expense.
Intangible asset amortization increased as a result of the purchase accounting fair market value adjustments made to the Republic core deposits on December 29, 2006. The implied premium on the Republic core deposits is amortized over the estimated term of the underlying deposits through the intangible asset amortization account on the income statement.
For the first quarter of 2007, all other noninterest expense categories, which include data processing services, postage and delivery, stationery and supplies, restructuring and merger-related expenses, and other expenses, totaled $15.7 million, an increase of $4.2 million over the first quarter of 2006. The increase was primarily the result of the aforementioned restructuring and merger-related expenses, incorporating Republic activity, and higher data processing services, partially offset by a $1.5 million contribution to Citizens’ charitable foundation in the first quarter of 2006.
Excluding the restructuring and merger-related expenses and additional expenses related to merger activities, Citizens anticipates total noninterest expense for the second quarter of 2007 will be consistent with or slightly lower than the first quarter of 2007 due to completion of the computer system conversion and branch divestitures.
Income Taxes
Income tax provision for the first quarter of 2007 was $11.0 million, an increase of $3.3 million over the first quarter of 2006. The increase was due to incorporating Republic’s results of operations, partially offset by a $0.5 million ($0.4 million after-tax) deferred state income tax benefit related to multi-state related nexus issues.
The effective tax rate was 25.94% for the first quarter of 2007 compared with 27.10% for the first quarter of 2006.
Citizens anticipates the effective income tax rate for the second quarter of 2007 will be consistent with the first quarter of 2007.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Commercial Banking, Consumer Banking, Wealth Management and Other. As a result of the Republic merger, Citizens reviewed and affirmed its segment reporting definitions. For the three months ended March 31, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. For additional information about each line of business, see Note 17 to the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K and Note 12 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Commercial Banking	$17,878	$9,932
Consumer Banking	23,608	10,593
Wealth Management	416	426
Other	(10,410)	(195)

Net Income	$31,492	$20,756

Commercial Banking
The increase in net income was a result of higher net interest income and higher noninterest income along with lower provision for loan losses, partially offset by higher noninterest expense. Net interest income increased almost entirely as a result of the addition of the Republic commercial loan portfolio, and to a lesser extent from an increase in the legacy Citizens commercial loan portfolio. The increase in noninterest income over the prior year period was almost entirely the result of incorporating Republic activity. The increase in noninterest expense from the prior year period was almost entirely the result of incorporating Republic activity and, to a lesser extent, higher compensation costs and an increase in the provision for unused loan commitments which fluctuates with the amount of unadvanced customer lines of credits.

Consumer Banking
Net income increased compared with the prior year as a result of higher net interest income and higher noninterest income, partially offset by higher provision for loan losses and noninterest expense. The increase in net interest income was primarily the result of adding the Republic consumer loan and deposit balances partially offset by declines in the legacy Citizens direct consumer loan and home equity portfolios and the impact of the deposit mix shift into higher rate products which occurred during 2006. Noninterest income increased primarily as a result of incorporating the Republic activity partially offset by the aforementioned gain on sale of the downtown Royal Oak office that was recognized in the first quarter of 2006. The increase in noninterest expense was almost entirely the result of incorporating the Republic activity, partially offset by lower advertising and marketing costs, as well as lower occupancy and equipment expense.
Wealth Management
Net income was down slightly from the prior year period due to lower net interest income, higher provision for loan losses, and lower noninterest income, partially offset by lower noninterest expense. The decline in noninterest income was a result of slightly lower trust and brokerage fee income. The results of this line of business were not materially affected by the Republic merger as Republic did not have a trust portfolio nor did they offer brokerage or investment services.
Other
Net income declined from the prior year period as a result of lower net interest income and higher noninterest expense, partially offset by higher noninterest income. The reduction in net interest income was mainly the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was almost entirely the result of incorporating the Republic activity. The increase in noninterest expense was mainly the result of $4.2 million in restructuring and merger-related expenses as well as the impact of adding the Republic activity.
Financial Condition
Total assets at March 31, 2007 were $13.3 billion, a decrease of $685.4 million or 4.9% from December 31, 2006 and an increase of $5.7 billion over March 31, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, not reinvesting $147.6 million of maturing investment securities, and selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.6 billion over March 31, 2006. The increase over March 31, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.
Investment Securities
Investment securities at March 31, 2007 decreased $510.3 million or 17.3% from December 31, 2006 to $2.4 billion and increased $881.7 million over March 31, 2006. The decrease from December 31, 2006 was primarily the result of selling $362.7 million of mortgage-backed securities, collateralized mortgage obligations (“CMOs”), and callable agency bonds and not reinvesting $147.6 million of maturing investment securities. The increase over March 31, 2006 reflects the addition of the Republic investment portfolio and $214.7 million in mortgage-backed securities which Citizens converted from fixed and adjustable rate mortgages in the residential mortgage portfolio into securities during the fourth quarter of 2006. Prior to the fourth quarter of 2006, total investment securities had been declining as a result of using portfolio cash flow to reduce short-term borrowings.
Portfolio Loans
Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.6 billion over March 31, 2006. The increase over March 31, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.
Total commercial loans at March 31, 2007 were $5.2 billion, essentially unchanged from December 31, 2006 and an increase of $2.0 billion over March 31, 2006. The increase was almost entirely due to the impact of incorporating Republic loans, but also resulted from new relationships in Wisconsin, central and northern Michigan and continued strong growth in the southeast Michigan market.
Residential mortgage loans at March 31, 2007 were $1.5 billion, essentially unchanged from December 31, 2006 and an increase of $969.1 million over March 31, 2006. The increase was almost entirely due to incorporating Republic balances, partially offset by a decrease from Citizens’ legacy residential mortgage portfolio as a result of the aforementioned securitization and transfer to the investment securities portfolio.

Total consumer loans, which are comprised of direct and indirect loans, were $2.5 billion at March 31, 2007, a decrease of $52.9 million or 2.1% from December 31, 2006 and an increase of $573.8 million over March 31, 2006. Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $43.6 million or 2.5% from December 31, 2006 as balances continue to decline due to weak consumer demand in Citizens’ markets. The increase in direct consumer loans over March 31, 2006 was almost entirely a result of incorporating the Republic balances, partially offset by weak consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, were $831.3 million, essentially unchanged from December 31, 2006 and March 31, 2006.
In recognition of the evolving developments in the automotive sector, Citizens monitors the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens also reviews consumer loan exposure with respect to loans to borrowers who have some level of income reliance from this sector. As a result of these analyses, Citizens has determined that the combined commercial and consumer exposure for this industry is less than ten percent of the total loan exposure for the Corporation. Additionally, at March 31, 2007, commercial real estate nonperforming loans increased $25.7 million to $40.6 million. Citizens is currently in the process of reviewing its land development and commercial real estate portfolios and its exposure to developers in that industry and will continue to proactively pursue early recognition of credit issues as they are identified.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans with restructured terms, and real estate related to repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of loss in the future. The table below provides a summary of nonperforming assets as of March 31, 2007, December 31, 2006 and March 31, 2006.
Nonperforming Assets

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Nonperforming Loans
Commercial	$8,827	$7,709	$10,594
Commercial real estate	40,621	14,915	5,219

Total commercial	49,448	22,624	15,813
Residential mortgage	30,591	28,428	7,396
Direct consumer	8,166	6,030	3,911
Indirect consumer	595	810	569

Total consumer	8,761	6,840	4,480

Total nonaccrual loans	88,800	57,892	27,689
Loans 90 days past due and still accruing	1,388	767	547
Restructured loans	363	378	1,844

Total nonperforming portfolio loans	90,551	59,037	30,080
Nonperforming held for sale	4,630	22,846	—
Other Repossessed Assets Acquired (ORAA)	19,482	20,165	6,397

Total nonperforming assets	$114,663	$102,048	$36,477

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	1.25%	1.10%	0.65%
Nonperforming assets as a percent of total assets	0.86	0.73	0.48
Allowance for loan loss as a percent of nonperforming loans	186.90	286.44	383.72
Allowance for loan loss as a percent of nonperforming assets	147.60	165.71	316.43

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $114.7 million at March 31, 2007, an increase of $12.6 million compared with December 31, 2006 and an increase of $78.2 million compared with March 31, 2006. The increase over December 31, 2006 reflects higher nonperforming portfolio loans of $31.5 million, primarily in the commercial real estate portfolio which includes commercial land development and construction loans. The increase was partially offset by lower nonperforming held for sale, which declined by $18.2 million primarily as a result of a nonperforming loan sale completed in the first quarter of 2007. The increase over March 31, 2006 was almost entirely a result of incorporating Republic’s nonperforming assets, partially offset by declines in legacy Citizens nonperforming portfolios. Nonperforming assets at March 31, 2007 represented 1.25% of portfolio loans plus other repossessed assets acquired compared with 1.10% at December 31, 2006 and 0.65% at March 31, 2006. Nonperforming commercial loan inflows were $37.4 million in the first quarter of 2007 compared with $16.6 million in the fourth quarter of 2006, with three commercial credits accounting for $15.0 million of the increase. Nonperforming commercial loan outflows were $10.6 million for the first quarter of 2007 compared with $10.2 million in the fourth quarter of 2006. Nonperforming loans at March 31, 2007 include $0.4 million in restructured commercial loans, which have been reclassified from the commercial subtotal as a result of revising the terms of the notes in an effort to improve collectibility in future periods.
In addition to loans classified as nonperforming, the Corporation carefully monitors other credits that are current in terms of principal and interest payments but that the Corporation believes may deteriorate in quality if economic conditions change. As of March 31, 2007, watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) amounted to $318.8 million, or 3.5% of total portfolio loans, compared with $294.2 million or 3.2% of total portfolio loans at December 31, 2006 and $156.6 million or 2.8% of total portfolio loans as of March 31, 2006. These loans are mostly commercial and commercial real estate loans made in the normal course of business and do not represent a concentration in any one industry or geographic location.
Some of the Corporation’s nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 5 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three months ended March 31, 2007 and 2006 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Allowance for loan losses — beginning of period	$169,104	$116,400
Provision for loan losses	3,500	3,000
Charge-offs	5,876	6,233
Recoveries	2,511	2,256

Net charge-offs	3,365	3,977

Allowance for loan losses — end of period	$169,239	$115,423

Portfolio loans outstanding at period end (1)	$9,178,199	$5,591,991
Average portfolio loans outstanding during period (1)	9,179,422	5,561,305
Allowance for loan losses as a percentage of portfolio loans	1.84%	2.06%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.15	0.29

(1)	Balances exclude mortgage loans held for sale.
The decrease in net charge-offs in the first quarter of 2007 was primarily due to lower commercial and indirect loan net charge-offs, partially offset by higher residential mortgage and direct consumer loan net charge-offs.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2006 Annual Report on Form 10-K.
The allowance for loan losses totaled $169.2 million or 1.84% of portfolio loans at March 31, 2007, essentially unchanged from December 31, 2006 and an increase of $53.8 million over March 31, 2006. At March 31, 2007, the specific allowance allocated to commercial and commercial real estate credits totaled $15.9 million, compared with $7.6 million at December 31, 2006 and $5.5 million at March 31, 2006. The increase in the specific allowance over December 31, 2006 was attributable to an increase in nonperforming commercial real estate credits. The increase from March 31, 2006 was due to including the legacy Republic portfolio.
The total risk allocated allowance was $143.2 million as of March 31, 2007, compared with $152.1 million at December 31, 2006 and $103.6 million at March 31, 2006. The amount allocated to commercial and commercial real estate loans, including construction loans, totaled $90.1 million at March 31, 2007 compared with $94.8 million at December 31, 2006 and $58.5 million at March 31, 2006. The decrease from December 31, 2006 was due to lower overall risk factors. The increase from March 31, 2006 was due to including the legacy Republic portfolio. The risk allocated allowance for residential real estate loans totaled $14.4 million at March 31, 2007, compared with $15.1 million at December 31, 2006 and $6.4 million at March 31, 2006. The decrease over December 31, 2006 was due to lower overall portfolio balances. The increase from March 31, 2006 was due to the including legacy Republic portfolio. The risk allocated allowance for consumer loans totaled $38.7 million at March 31, 2007, compared with $42.2 million at December 31, 2006 and $38.7 million at March 31, 2006. The decrease from December 31, 2006 reflected both lower balances and lower risk factors.
The general valuation allowances increased to $10.1 million at March 31, 2007 compared with $9.4 million at December 31, 2006 and $6.3 million at March 31, 2006. The increase from December 31, 2006 was the result of an increase in the overall risk factor assigned to the portfolio. The increase from March 31, 2006 is due to including the legacy Republic portfolio. The general valuation portion of the allowance is maintained to address the uncertainty of losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio, and other factors deemed relevant by management’s judgment.
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
The provision for loan losses was $3.5 million in the first quarter of 2007 compared with $3.0 million in the first quarter of 2006. The increase reflected incorporating Republic reserve requirements.
In light of the challenging economic environment in the Midwest and further industry-wide pressure on the consumer and commercial loan portfolios, particularly those supported by real estate, Citizens anticipates net charge-offs and provision expense for the second quarter of 2007 will be higher than the first quarter of 2007.
Loans Held for Sale
Loans held for sale at March 31, 2007 were $103.9 million, a decrease of $68.9 million or 39.9% from December 31, 2006 and an increase of $90.5 million over March 31, 2006. The decline from December 31, 2006 was primarily the result of a seasonal decline in mortgage origination volume and a $23.3 million commercial loan sale during the first quarter of 2007. The increase over March 31, 2006 was almost entirely due to incorporating Republic loans, which included residential mortgage loans awaiting sale in the secondary market, $43.8 million in commercial real estate loans that were transferred to loans held for sale to reflect alignment with Citizens’ lending philosophies and $26.9 million in consumer loans that were transferred to loans held for sale as a result of the pending branch divestitures.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2007 totaled $780.0 million, essentially unchanged from December 31, 2006 and an increase of $725.5 million over March 31, 2006. Other intangible assets, which primarily represent a premium on core deposits, totaled $43.0 million at March 31, 2007, a decrease of $3.1 million or 6.8% from December 31, 2006 and an increase of $32.5 million over March 31, 2006. The increases were the result of accounting for the Republic merger as a purchase, where all assets and liabilities were recorded at their respective estimated fair market values as of December 29, 2006. The decrease in other intangible assets from December 31, 2006 was primarily the result of Citizens beginning to amortize the premium assigned to Republic’s core deposits at the merger date.
Deposits
Total deposits at March 31, 2007 decreased $237.2 million or 2.7% from December 31, 2006 to $8.5 billion and increased $2.9 billion over March 31, 2006. Core deposits, which exclude all time deposits, totaled $4.3 billion at March 31, 2007, a decrease of $141.5 million or 3.2% from December 31, 2006 and an increase of $1.1 billion over March 31, 2006, primarily as a result of incorporating Republic balances. The decrease in core deposits from December 31, 2006 was primarily a result of commercial clients maintaining lower balances and Citizens not renewing a $40.0 million wholesale money market deposit account. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. Time deposits totaled $4.2 billion at March 31, 2007, a decrease of $95.6 million or 2.2% from December 31, 2006 and an increase of $1.8 billion over March 31, 2006. The decrease from December 31, 2006 was primarily the result of Citizens not renewing $219.9 million in brokered certificates of deposit, partially offset by growth in client certificates of deposit. This decrease was partially offset by the continued migration of client funds from lower-cost deposits into time deposits and some new client growth. In addition to the impact of the Republic merger, the increase over March 31, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At March 31, 2007, Citizens had $374.2 million in brokered deposits, compared with $594.0 million at December 31, 2006 and $328.5 million at March 31, 2006. The decrease from December 31, 2006 was primarily the result of not renewing $219.9 million in brokered certificates of deposit. The increase from March 31, 2006 was a result of incorporating the Republic balances. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at March 31, 2007 Citizens had approximately $1.8 billion in time deposits of $100,000 or more, compared with $2.1 billion at December 31, 2006 and $878.5 million at March 31, 2006. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans and borrowed funds from the City of Flint. Short-term borrowed funds at March 31, 2007 totaled $457.8 million, a decrease of $481.1 million from December 31, 2006 and an increase of $55.2 million over March 31, 2006. The decrease from December 31, 2006 was primarily the result of retiring $234.4 million in securities sold under agreements to repurchase and lower federal funds purchased due to reductions in the investment securities portfolio. The increase over March 31, 2006 was due to incorporating Republic balances, substantially offset by legacy Citizens’ lower wholesale funding needs resulting from maturing investment securities cash flow not being fully reinvested during 2006.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2007 totaled $2.7 billion, an increase of $54.5 million or 2.1% from December 31, 2006 due mostly to an increase in FHLB debt, and an increase of $1.7 billion or 168.8% over March 31, 2006 as result of the Republic merger.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of March 31, 2007, December 31, 2006 and March 31, 2006 are presented below.

Capital Ratios

	Regulatory Minimum
		“Well-	March 31,	December 31,	March 31,
	Required	Capitalized”	2007	2006	2006

Risk based:
Tier 1 capital	4.00%	6.00%	9.89%	9.41%	10.09%
Total capital	8.00	10.00	12.42	11.90	13.39

Tier 1 Leverage (1)	4.00	5.00	7.64	7.22	8.14

(1)	For December 31, 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006
Shareholders’ equity at March 31, 2007 was $1.6 billion, essentially unchanged from December 31, 2006 and an increase over $651.5 million at March 31, 2006. Book value per common share at March 31, 2007, December 31, 2006, and March 31, 2006 was $20.78, $20.58, and $15.23, respectively. Citizens declared and paid cash dividends of $0.29 per share in the first quarter of 2007, compared with $0.285 per share in the first quarter of 2006. During the first quarter of 2007 the Holding Company repurchased a total of 205,046 shares of common stock for $4.7 million as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2006 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During the first quarter of 2007, the Holding Company received $25.5 million in dividends from subsidiaries and paid $22.0 million in dividends to its shareholders. As of March 31, 2007, the subsidiary banks are able to pay dividends of $211.8 million to the Holding Company without prior regulatory approval. However, the consolidation of the Republic Bank charter into the Citizens Bank charter on April 28, 2007 resulted in a change in the regulatory limits used for calculation of dividend availability. Under the new regulatory limits, the amount of dividends the subsidiary banks could pay under Federal Reserve Board regulations would be $82.1 million.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of March 31, 2007, there was no outstanding balance on this credit facility. The current facility will mature in August 2007 and is expected to be renewed at that time on substantially similar terms. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, non-performing asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of March 31, 2007.

On March 2, 2007, Citizens called $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million with an initial rate of 5.77% on the same date.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 171.35% as of March 31, 2007 compared with 169.41% at December 31, 2007 and 153.77% as of March 31, 2006. Changes in short-term and long-term debt and deposit obligations during the first quarter of 2007 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
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
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $69.7 million or 0.5% of total assets as of March 31, 2007. This reflects a less liability-sensitive position than at December 31, 2006 due to the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding with longer-term fixed rate funding. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with March 31, 2007. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of March 31, 2007 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 0.8% and 3.1%, respectively, from what it would be if rates were to remain at March 31, 2007 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to leave net interest income unchanged over the following 12 months and decrease net interest income by 1.9%, respectively, from what it would be if rates were to remain constant over the entire time period at March 31, 2007 levels. These measurements represent a less liability-sensitive interest rate risk position (less exposure to rising interest rates) when compared to the position at December 31, 2006 as a result of the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding with longer-term fixed rate funding. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has not generated any material gains or losses. As of March 31, 2007, Citizens had forward commitments to sell mortgage loans of $46.4 million. Further discussion of derivative instruments is included in Note 14 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2006 Annual Report on Form 10-K, except as set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk of this Form 10-Q.
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
Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. As permitted by applicable interpretations of Rule 13a-15, management’s assessment of internal control over financial reporting as of December 31,2006 did not include an assessment of the internal control over financial reporting of Republic as of such date. Republic’s internal control over financial reporting will be assessed as of December 31, 2007.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2006 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(a)
January 2007	471	(a)	25.58	—	1,906,200
February 2007	9,783	(a)	24.69	—	1,906,200
March 2007	205,046		22.97	205,046	1,701,154

Total	215,300		23.05	205,046	1,701,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain share awards were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of March 31, 2007, 1,701,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended on April 26, 2007

10.36	Release and Settlement Agreement with Dana M. Cluckey, dated April 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.
Date: May 4, 2007	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation as amended on April 26, 2007

10.36	Release and Settlement ,Agreement with Dana M. Cluckey, dated April 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934