Form 10-Q
period 2007-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2007-08-03
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, No Par Value	75,647,384 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$213,469	$223,747	$205,117
Interest-bearing deposits with banks	144	203	1,478
Investment Securities:
Securities available for sale, at fair value	2,217,549	2,839,456	1,408,615
Securities held to maturity, at amortized cost (fair value of $116,838, $110,283 and $94,559, respectively)	117,939	109,744	96,789

Total investment securities	2,335,488	2,949,200	1,505,404
FHLB and Federal Reserve stock	132,895	132,895	55,235
Portfolio loans:
Commercial	2,153,269	2,004,894	1,789,583
Commercial real estate	3,085,967	3,120,613	1,443,851

Total commercial	5,239,236	5,125,507	3,233,434
Residential mortgage	1,494,450	1,543,533	551,048
Direct consumer	1,636,026	1,721,410	1,099,146
Indirect consumer	846,252	840,632	844,411

Total portfolio loans	9,215,964	9,231,082	5,728,039
Less: Allowance for loan losses	(181,118)	(169,104)	(114,560)

Net portfolio loans	9,034,846	9,061,978	5,613,479
Loans held for sale	85,930	172,842	18,013
Premises and equipment	133,021	139,490	120,154
Goodwill	780,914	781,635	54,527
Other intangible assets	36,008	46,071	9,684
Bank owned life insurance	210,265	206,851	85,921
Other assets	283,839	287,700	144,069

Total assets	$13,246,819	$14,002,612	$7,813,081

Liabilities
Noninterest-bearing deposits	$1,169,095	$1,223,113	$954,907
Interest-bearing demand deposits	807,605	923,848	744,744
Savings deposits	2,139,929	2,280,496	1,537,098
Time deposits	3,964,988	4,270,604	2,447,820

Total deposits	8,081,617	8,698,061	5,684,569
Federal funds purchased and securities sold under agreements to repurchase	675,440	922,328	443,651
Other short-term borrowings	11,749	16,551	24,073
Other liabilities	135,262	169,022	78,881
Long-term debt	2,808,610	2,638,964	932,035

Total liabilities	11,712,678	12,444,926	7,163,209
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized - 100,000,000 shares; Issued and outstanding - 75,642,232 at 6/30/07, 75,675,944 at 12/31/06, and 42,887,320 at 6/30/06	973,339	980,772	78,920
Retained earnings	581,476	584,289	587,494
Accumulated other comprehensive income	(20,674)	(7,375)	(16,542)

Total shareholders’ equity	1,534,141	1,557,686	649,872

Total liabilities and shareholders’ equity	$13,246,819	$14,002,612	$7,813,081

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$171,320	$98,093	$343,164	$191,544
Interest and dividends on investment securities:
Taxable	22,308	12,356	46,099	25,307
Tax-exempt	7,309	5,259	14,637	10,576
Dividends on FHLB and Federal Reserve stock	1,397	707	3,133	1,367
Money market investments	19	1	36	13

Total interest income	202,353	116,416	407,069	228,807

Interest Expense
Deposits	64,201	35,305	130,635	66,297
Short-term borrowings	9,064	5,395	20,065	9,131
Long-term debt	32,311	9,726	61,251	19,914

Total interest expense	105,576	50,426	211,951	95,342

Net Interest Income	96,777	65,990	195,118	133,465
Provision for loan losses	31,857	1,139	35,357	4,139

Net interest income after provision for loan losses	64,920	64,851	159,761	129,326

Noninterest Income
Service charges on deposit accounts	12,080	9,521	23,186	18,396
Trust fees	5,003	4,972	9,958	10,014
Mortgage and other loan income	4,258	2,106	10,395	4,116
Brokerage and investment fees	2,182	1,703	3,731	3,218
ATM network user fees	1,640	1,018	3,219	2,005
Bankcard fees	1,443	1,129	2,623	2,186
Other income	4,672	3,242	9,589	9,319

Total fees and other income	31,278	23,691	62,701	49,254
Investment securities gains	—	54	(33)	61

Total noninterest income	31,278	23,745	62,668	49,315
Noninterest Expense
Salaries and employee benefits	45,971	32,690	90,136	64,946
Occupancy	8,076	5,291	15,986	11,233
Professional services	4,351	3,703	8,503	7,781
Equipment	3,655	3,301	7,566	6,467
Data processing services	4,506	3,714	8,636	7,453
Advertising and public relations	3,292	934	5,067	2,968
Postage and delivery	2,196	1,629	4,160	3,091
Telephone	1,718	1,392	3,782	2,856
Other loan expenses	1,080	1,217	1,992	1,633
Stationery and supplies	868	631	1,645	1,358
Intangible asset amortization	2,954	724	6,072	1,449
Restructuring and merger-related expenses	3,408	—	7,594	—
Other expense	5,415	4,839	10,061	10,402

Total noninterest expense	87,490	60,065	171,200	121,637

Income Before Income Taxes	8,708	28,531	51,229	57,004
Income tax provision (benefit)	(911)	7,624	10,118	15,341

Net Income	$9,619	$20,907	$41,111	$41,663

Net Income Per Common Share:
Basic	$0.13	$0.49	$0.55	$0.98
Diluted	0.13	0.49	0.54	0.97
Cash Dividends Declared Per Common Share	0.290	0.290	0.580	0.575
Average Common Shares Outstanding:
Basic	75,374	42,606	75,411	42,694
Diluted	75,649	42,738	75,782	42,839
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2007	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income			41,111		41,111
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(12,717)
Net change in unrealized loss on qualifying cash flow hedges				(582)

Other comprehensive income total					(13,299)

Total comprehensive income					27,812
Proceeds from stock options exercised and restricted stock activity	519	2,682			2,682
Recognition of stock-based compensation		1,451			1,451
Cash dividends declared on common shares — $0.580 per share			(43,924)		(43,924)
Shares acquired for retirement	(553)	(11,566)			(11,566)

Balance — June 30, 2007	75,642	$973,339	$581,476	$(20,674)	$1,534,141

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			41,663		41,663
Other comprehensive income:
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(17,002)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				6

Other comprehensive income total					(16,996)

Total comprehensive income					24,667
Proceeds from stock options exercised and restricted stock activity	69	1,529			1,529
Recognition of stock-based compensation	185	813			813
Cash dividends declared on common shares — $0.575 per share			(24,652)		(24,652)
Shares acquired for retirement	(335)	(8,948)			(8,948)

Balance — June 30, 2006	42,887	$78,920	$587,494	$(16,542)	$649,872

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2007	2006

Operating Activities:
Net income	$41,111	$41,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,357	4,139
Depreciation and software amortization	7,120	5,979
Amortization of intangibles	6,072	1,449
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(26,524)	—
Discount accretion and amortization of issuance costs on long term debt	404	—
Net (accretion) amortization on investment securities	(1,917)	604
Investment securities losses (gains)	33	(61)
Loans originated for sale	(277,346)	(97,844)
Proceeds from sales of loans held for sale	346,962	97,596
Net gains from loan sales	(6,028)	(1,513)
Net (gain) loss on sale of other real estate	(555)	354
Excess tax benefits from stock-based compensation arrangements	—	(168)
Recognition of stock-based compensation, net of tax	1,451	813
Other	(38,973)	(15,920)

Net cash provided by operating activities	87,167	37,091
Investing Activities:
Net decrease (increase) in money market investments	59	(1,098)
Securities available-for-sale:
Proceeds from sales	364,414	113
Proceeds from maturities and payments	363,104	125,688
Purchases	(122,615)	(58,396)
Securities held-to-maturity:
Purchases	(8,870)	(14,406)
Sale of branches, net of cash received	(163,592)	—
Net increase in loans and leases	7,792	(117,899)
Proceeds from sales of other real estate	7,577	2,261
Net increase in properties and equipment	(1,577)	(4,403)

Net cash provided (used) by investing activities	446,292	(68,140)
Financing Activities:
Net decrease in demand and savings deposits	(109,924)	(60,662)
Net (decrease) increase in time deposits	(311,021)	271,392
Net decrease in short-term borrowings	(249,771)	(61,397)
Proceeds from issuance of long-term debt	1,050,000	75,453
Principal reductions in long-term debt	(870,213)	(151,297)
Cash dividends paid	(43,924)	(24,652)
Proceeds from stock options exercised and restricted stock activity	2,682	1,361
Excess tax benefits related to stock-based compensation arrangements	—	168
Shares acquired for retirement	(11,566)	(8,948)

Net cash (used) provided by financing activities	(543,737)	41,418

Net (decrease) increase in cash and due from banks	(10,278)	10,369
Cash and due from banks at beginning of period	223,747	194,748

Cash and due from banks at end of period	$213,469	$205,117

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$12,807	$3,773
See notes to consolidated financial statements.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc., formerly Citizens Banking Corporation, (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2006 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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
Note 2. New Accounting Pronouncements
Final FASB Statements
SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the most relevant measurement attribute. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Citizens is in the process of evaluating the guidance in SFAS 157 and does not anticipate the adoption will have a material impact on its financial condition, results of operations, or liquidity.
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

Note 3. Merger and Acquisition Activity
Effective December 29, 2006, Citizens acquired 100% of the outstanding stock of Republic Bancorp Inc. in a merger. The merger creates meaningful cost reduction opportunities and strengthens Citizens’ management and market teams. Republic’s results of operations for the three and six months ended June 30, 2007 were included with Citizens’ results.
Details of the merger, including the allocation of the purchase price, are included in Citizens’ 2006 Annual Report on Form 10-K. The allocation of the purchase price is subject to change as the determination of Republic’s asset and liability values are finalized within one year from the merger date. As of June 30, 2007, the allocation had not significantly changed from December 31, 2006.
The following unaudited pro-forma condensed combined financial information presents Citizens’ results of operations for the three- and six-months ended June 30, 2006, assuming the merger had taken place as of January 1, 2006 and was compiled under the same assumptions as used in “Note 4. Business Combinations” in Citizens’ 2006 Annual Report on Form 10-K. For comparative purposes, the historical results of operations for Citizens without Republic are displayed in the following table.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006		June 30, 2006
	Pro-forma	Citizens historical	Pro-forma	Citizens historical
	combined	without Republic	combined	without Republic
Net interest income	$105,215	$65,990	$213,399	$133,465
Provision for loan losses	2,889	1,139	7,289	4,139
Noninterest income	31,141	23,745	64,029	49,315
Other noninterest expense	78,837	60,065	160,619	121,637
Income before income taxes	54,630	28,531	109,520	57,004
Net Income	$38,743	$20,907	$77,561	$41,663

Net income per common share:
Basic	$0.51	$0.49	$1.03	$0.98
Diluted	0.51	0.49	1.02	0.97

Weighted average shares outstanding during the period:
Basic	75,248	42,606	75,408	42,694
Diluted	75,636	42,738	75,832	42,839
As of December 31, 2006, Citizens had reserves of $9.0 million for restructuring and $27.8 million for merger-related costs. In addition, Citizens assumed $9.1 million in other transaction and system-related reserves from Republic. The restructuring and merger-related reserves were established for integration activity costs associated with severance expenses, computer system conversions and branch consolidations. Refinement of the reserves will occur throughout 2007 as Citizens executes its merger integration and restructuring plans. The following table presents the activity in the restructuring reserve during the six months ended June 30, 2007.
Restructuring Reserve

	Balance	Changes in 2007
	December 31,		cash	other	Balance
(in thousands)	2006	new charges	payments	adjustments	June 30, 2007

Personnel	$4,323	$1,987	$(2,547)	$—	$3,763
Facilities/Branches	3,895	1,900	(840)	(20)	4,935
Systems/Other	791	201	(995)	—	(3)

	$9,009	$4,088	$(4,382)	$(20)	$8,695

The following table presents the activity in the merger reserve during the six months ended June 30, 2007.
Merger-related Reserve

	Balance	Changes in 2007
	December 31,		cash	other	Balance
(in thousands)	2006	new charges	payments	adjustments	June 30, 2007

Personnel	$17,603	$1,524	$(11,441)	$(1,397)	$6,289
Professional	7,621		(6,532)	(750)	339
Facilities/Branches	2,205	17	(648)	413	1,987
Systems/Other	351	60	(411)	—	—

	27,780	1,601	(19,032)	(1,734)	8,615
Other Transaction and System Reserves	9,088	1,905	(9,841)	—	1,152

	$36,868	$3,506	$(28,873)	$(1,734)	$9,767

The other adjustment of $1.7 million to the merger-related reserve represents a reduction in projected severance and professional services payments, partially offset by higher projected facilities/branch payments and resulted in a corresponding reduction to goodwill.
As displayed in the tables above, restructuring charges and merger-related charges of $7.6 million were recorded for the six months ended June 30, 2007. Citizens projects additional restructuring expenses and merger-related expenses will be immaterial for the remainder of 2007.
Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	June 30, 2007				December 31, 2006
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$39,854	$39,854	$—	$—
Federal Agencies	298,259	296,006	652	2,905	436,679	436,315	1,044	1,408
Collateralized Mortgage Obligations	644,978	639,343	915	6,550	794,395	791,739	242	2,898
Mortgage-backed	727,093	717,928	771	9,936	998,871	994,767	393	4,497
State and municipal	562,568	562,484	6,962	7,046	566,230	575,907	10,328	651
Other	1,734	1,788	54	—	835	874	40	1

Total available for sale	$2,234,632	$2,217,549	$9,354	$26,437	$2,836,864	$2,839,456	$12,047	$9,455

Held to Maturity:
State and municipal
Total held to maturity	$117,939	$116,838	$204	$1,305	$109,744	$110,283	$905	$366

FHLB and Fed Reserve stock	$132,895	$132,895	$—	$—	$132,895	$132,895	$—	$—

Securities with unrealized losses as of June 30, 2007 and December 31, 2006 are displayed in the following tables.

As of June 30, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	200,817	1,775	59,104	1,130	259,921	2,905
Collateralized Mortgage Obligations	364,084	3,825	180,687	2,725	544,771	6,550
Mortgage-backed	404,805	4,072	121,192	5,864	525,997	9,936
State and municipal	269,205	6,359	18,417	687	287,622	7,046
Other	—	—	—	—	—	—

Total available for sale	1,238,911	16,031	379,400	10,406	1,618,311	26,437

Held to Maturity:
State and municipal	80,912	910	16,061	395	96,973	1,305

Total held to maturity	80,912	910	16,061	395	96,973	1,305

Total	$1,319,823	$16,941	$395,461	$10,801	$1,715,284	$27,742

As of December 31, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	129,466	892	129,864	516	259,330	1,408
Collateralized Mortgage Obligations	166,655	1,476	91,594	1,422	258,249	2,898
Mortgage-backed	202,468	3,217	40,629	1,280	243,097	4,497
State and municipal	37,016	345	15,200	306	52,216	651
Other	—	—	103	1	103	1

Total available for sale	535,605	5,930	277,390	3,525	812,995	9,455

Held to Maturity:
State and municipal	33,278	207	10,252	159	43,530	366

Total held to maturity	33,278	207	10,252	159	43,530	366

Total	$568,883	$6,137	$287,642	$3,684	$856,525	$9,821

The unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or re-pricing date or if valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining Citizens’ intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.

Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and six months ended June 30, 2007 and 2006 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses — beginning of period	$169,239	$115,423	$169,104	$116,400
Provision for loan losses	31,857	1,139	35,357	4,139
Charge-offs:
Commercial	2,419	854	2,782	1,775
Commercial real estate	14,284	606	14,705	1,223

Total commercial	16,703	1,460	17,487	2,998
Residential mortgage	735	305	1,526	502
Direct consumer	3,029	1,216	5,113	2,885
Indirect consumer	1,868	1,575	4,085	4,404

Charge-offs	22,335	4,556	28,211	10,789
Recoveries:
Commercial	640	1,001	1,770	2,176
Commercial real estate	539	485	714	564

Total commercial	1,179	1,486	2,484	2,740
Residential mortgage	56	48	107	102
Direct consumer	482	332	853	618
Indirect consumer	640	688	1,424	1,350

Recoveries	2,357	2,554	4,868	4,810

Net charge-offs	19,978	2,002	23,343	5,979

Allowance for loan losses — end of period	$181,118	$114,560	$181,118	$114,560

Nonperforming loans totaled $116.4 million at June 30, 2007, an increase of $57.4 million or 97.2% from December 31, 2006 and an increase of $89.1 million from June 30, 2006. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at June 30, 2007, December 31, 2006 and June 30, 2006 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006	2007	2006	2006

Balances -
Impaired loans with valuation reserve	$32,624	$20,737	$13,649	$12,036	$7,550	$6,093
Impaired loans with no valuation reserve	14,820	21,641	526	—	—	—

Total impaired loans	$47,444	$42,378	$14,175	$12,036	$7,550	$6,093

Impaired loans on nonaccrual basis	$27,920	$11,321	$3,884	$7,020	$2,104	$2,220
Impaired loans on accrual basis	19,524	31,057	10,291	5,016	5,446	3,873

Total impaired loans	$47,444	$42,378	$14,175	$12,036	$7,550	$6,093

Citizens acquired $25.8 million of impaired loans in the Republic acquisition which closed on December 29, 2006. These loans were recorded at their fair value of $21.6 million with no associated allowance for loan losses in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (SOP 03-3).” Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

The average balance of impaired loans for the three months ended June 30, 2007 was $49.0 million and $14.9 million for the three months ended June 30, 2006. Of the $34.1 million increase, $27.6 million was due to incorporating Republic balances. Interest income recognized on impaired loans during the second quarter of 2007 and the second quarter of 2006 was $0.2 million. Cash collected and applied to outstanding principal during the second quarter of 2007 was $0.4 million. Cash collected and applied to outstanding principal in the same period of 2006 was immaterial.
Note 6. Long-term Debt
The components of long-term debt as of June 30, 2007, December 31, 2006 and June 30, 2006 are presented below.

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2011	$50,000	$—	$—
Subordinated debt:
5.75% subordinated notes due February 2013	118,268	117,788	117,456
Variable rate junior subordinated debenture due June 2033	25,677	25,628	24,685
7.50% junior subordinated debentures due September 2066	145,527	145,254	—
8.60% junior subordinated debentures due December 2031	—	51,546	—
Subsidiaries:
Federal Home Loan Bank advances	2,194,896	1,715,132	789,441
Other borrowed funds	274,242	583,616	453

Total long-term debt	$2,808,610	$2,638,964	$932,035

On March 2, 2007, Citizens retired $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points on the same date. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of June 30, 2007.
Note 7. Income Taxes
The effective tax rate for the first six months of 2007 was 19.75% compared with 26.91% for the same period of 2006. The decrease was primarily the result of lower pre-tax income for the second quarter of 2007 and a $0.5 million ($0.4 million after-tax) deferred state income tax benefit related to multi-state nexus issues recorded in the first quarter of 2007, partially offset by incorporating Republic’s results of operations. In addition, the tax benefit of $0.9 million in the second quarter of 2007 was the result of tax-exempt income exceeding pre-tax income for the quarter.
Citizens adopted FIN 48 on January 1, 2007. The adoption had no effect upon the Corporation’s financial condition. The amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007 totaled $5.1 million and $4.6 million, respectively, of which $4.4 million and $4.0 million of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The accrued interest as of January 1, 2007 and June 30, 2007 totaled $0.5 million and $0.4 million, respectively. No penalties have been accrued.
On March 31, 2007, Citizens finalized agreements under voluntary disclosure programs with three states in which certain subsidiaries had conducted lending activities but had not filed income tax returns and paid $0.5 million in state tax. Additionally, in the first quarter, Citizens recorded a $0.4 million benefit, net of federal taxes, to reverse the remaining reserve related to this matter.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of June 30, 2007:

Jurisdiction	Tax Years
Federal	2003 – 2006
Indiana	2003 – 2006
Wisconsin	1999 – 2006
Iowa	1999 – 2006
Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and six month periods ended June 30, 2007 and 2006 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$(150)	$(7,777)	$(7,375)	$454

Net unrealized loss on securities for the quarter, net of tax effect of $(10,908) in 2007 and $(4,657) in 2006, and net unrealized loss on securities for the six months period, net of tax effect of $(6,859) in 2007 and $(9,134) in 2006	(20,258)	(8,648)	(12,738)	(16,963)

Less: Reclassification adjustment for net (gains) losses on securities included in net income for the quarter, net of tax effect of $(19) in 2006, and included in net income for the six month period, net of tax effect of $12 in 2007 and $(21) in 2006.	—	(35)	21	(39)
Net change in unrealized (loss) gain on cash flow hedges for the quarter, net of tax effect of $(144) in 2007 and $(44) in 2006, and net change in unrealized (loss) gain for the six month period, net of tax effect of $(314) in 2007 and $4 in 2006.	(266)	(82)	(582)	6

Accumulated other comprehensive income, net of tax	$(20,674)	$(16,542)	$(20,674)	$(16,542)

Note 9. Pension Benefit Cost
The components of pension expense for the three and six months ended June 30, 2007 and 2006 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Defined Benefit Pension Plans
Service cost	$—	1,035	$—	2,050
Interest cost	1,187	1,251	2,375	2,478
Expected return on plan assets	(1,956)	(1,890)	(3,913)	(3,780)
Amortization of unrecognized:
Prior service cost	3	48	6	95
Net actuarial loss	125	266	250	527

Net pension cost	$(641)	$710	$(1,282)	$1,370

Supplemental Pension Plans
Service cost	$—	247	$—	421
Interest cost	193	176	385	321
Amortization of unrecognized:
Prior service cost	42	—	84	—
Net actuarial loss	33	39	65	69

Net pension cost	$268	$462	$534	$811

Postretirement Benefit Plans
Service cost	$1	1	$3	3
Interest cost	160	129	320	258
Expected return on plan assets
Amortization of unrecognized:
Prior service cost	(67)	(68)	(135)	(135)
Net actuarial loss	—	(7)	—	(14)

Net pension cost	$94	$55	$188	$112

Defined contribution retirement and 401K Plans
Employer contributions	$1,394	$724	$3,031	$1,730

Total periodic benefit cost	$1,115	$1,951	$2,471	$4,023

On December 31, 2006, Citizens adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement required Citizens to recognize the funded status of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in Citizens’ consolidated balance sheet. These amounts will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
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
The service cost related to Citizens’ supplemental pension plans decreased from 2006 as a result of the full vesting and accrual of participant benefits during 2006. In addition, the increase in the prior service cost is the result of amortizing the cost of plan amendments made during 2007, allowing for payment of benefits from corporate assets and providing a joint survivor benefit. As of June 30, 2007, $0.2 million of contributions have been made to the supplemental pension plans and Citizens anticipates that an additional $0.3 million of contributions will be made during the remaining two quarters of 2007.
As of June 30, 2007, $0.5 million of contributions have been made to the postretirement benefit plan and Citizens anticipates that an additional $0.6 million of contributions will be made during the next two quarters of 2007.
Note 10. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. At June 30, 2007, Citizens had 3,654,128 shares of common stock reserved for future issuance under our current plan.
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
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards for the three and six months ended June 30, 2007 and June 30, 2006:
Analysis of Stock-Based Compensation Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Stock Option Compensation	$9	$15	$17	$35
Restricted Stock Compensation	829	389	1,434	778

Stock-based compensation expense before income taxes	838	404	1,451	813
Income tax benefit	(294)	(141)	(508)	(285)

Total stock-based compensation expense after income taxes	$544	$263	$943	$528

Cash proceeds from the exercise of stock options were $1.5 million and $4.0 million for the three and six months ended June 30, 2007 and $0.3 million and $1.4 million for the three and six months ended June 30, 2006. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and six months ended June 30, 2007 and June 30, 2006. Stock option activity for the six months ended June 30, 2007 is as follows:

	Options
		Weighted
		Average	Weighted Average	(in thousands)
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2006	4,775,700	$24.95
Granted	—	—
Exercised	(296,385)	13.48
Forfeitures or Expirations	(169,111)	27.77

Outstanding at June 30, 2007	4,310,204	$25.63	4.5 yrs	$3,568

Exercisable	4,301,915	$25.62	4.5 yrs	$3,568

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on June 30, 2007 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.7 million and $2.8 million, respectively. The fair value of options vested was less than $0.1 million for both the three and six month periods ended June 30, 2007.
As of June 30, 2007, $8.9 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2007.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2006	293,087	$25.13
Granted	270,029	19.24
Vested	(87,084)	24.82
Forfeited	(21,185)	26.43

Restricted stock at June 30, 2007	454,847	$21.61

The total fair value of shares vested during the six months ended June 30, 2007 was $1.8 million.
Note 11. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$9,619	$20,907	$41,111	$41,663

Denominator:
Basic earnings per share — weighted average shares	75,374	42,606	75,411	42,694
Effect of dilutive securities — potential conversion of employee stock options	275	132	371	144

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	75,649	42,738	75,782	42,839

Basic earnings per share	$0.13	$0.49	$0.55	$0.98

Diluted earnings per share	$0.13	$0.49	$0.54	$0.97

Note 12. Lines of Business
Citizens is managed along the following business lines: Commercial Banking, Consumer Banking, Wealth Management, and Other. Selected line of business segment information for the three and six months ended June 30, 2007 and 2006 is provided below. For the three and six months ended June 30, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. The restructure and merger-related expenses were recorded in the Other business line. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2007
Net interest income (taxable equivalent)	$47,117	$44,554	$170	$9,564	$101,405
Provision for loan losses	27,403	4,447	7	(0)	31,857

Net interest income after provision	19,714	40,107	163	9,564	69,548
Noninterest income	4,219	17,069	7,136	2,854	31,278
Noninterest expense	19,448	42,832	5,787	19,423	87,490

Income before income taxes	4,485	14,344	1,512	(7,005)	13,336
Income tax expense (taxable equivalent)	1,570	5,020	480	(3,353)	3,717

Net income	$2,915	$9,324	$1,032	$(3,652)	$9,619

Average assets (in millions)	$5,024	$1,681	$26	$6,510	$13,241

Earnings Summary — Three Months Ended June 30, 2006 (1)
Net interest income (taxable equivalent)	$30,396	$35,627	$317	$3,033	$69,373
Provision for loan losses	(842)	1,981	—	—	1,139

Net interest income after provision	31,238	33,646	317	3,033	68,234
Noninterest income	3,768	11,848	6,570	1,559	23,745
Noninterest expense	17,703	31,240	5,803	5,319	60,065

Income before income taxes	17,303	14,254	1,084	(727)	31,914
Income tax expense (taxable equivalent)	6,093	4,939	383	(408)	11,007

Net income	$11,210	$9,315	$701	$(319)	$20,907

Average assets (in millions)	$3,048	$1,033	$30	$3,559	$7,670

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2007
Net interest income (taxable equivalent)	$95,382	$95,130	$405	$13,455	$204,372
Provision for loan losses	28,488	6,836	35	(2)	35,357

Net interest income after provision	66,894	88,294	370	13,457	169,015
Noninterest income	8,885	35,498	13,409	4,876	62,668
Noninterest expense	41,603	89,010	11,569	29,018	171,200

Income before income taxes	34,176	34,782	2,210	(10,685)	60,483
Income tax expense (taxable equivalent)	11,962	12,174	783	(5,547)	19,372

Net income	$22,214	$22,608	$1,427	$(5,138)	$41,111

Average assets (in millions)	$5,044	$2,054	$27	$6,282	$13,407

Earnings Summary — Six Months Ended June 30, 2006(1)
Net interest income (taxable equivalent)	$61,322	$70,332	$649	$7,961	$140,264
Provision for loan losses	346	3,793	0	—	4,139

Net interest income after provision	60,976	66,539	649	7,961	136,125
Noninterest income	7,518	26,017	13,074	2,706	49,315
Noninterest expense	35,856	63,081	11,203	11,497	121,637

Income before income taxes	32,638	29,475	2,520	(830)	63,803
Income tax expense (taxable equivalent)	11,497	10,272	891	(520)	22,140

Net income	$21,141	$19,203	$1,629	$(310)	$41,663

Average assets (in millions)	$3,028	$1,022	$29	$3,582	$7,661

(1)	Certain amounts have been reclassified to conform to current year presentation.

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
Amounts available to clients under loan commitments and standby letters of credit follow:

	June 30,	December 31,
(in thousands)	2007	2006

Loan commitments and letters of credit:
Commitments to extend credit	$2,634,511	$2,559,121
Financial standby letters of credit	115,990	146,863
Performance standby letters of credit	26,991	24,609
Commercial letters of credit	246,458	194,834

Total loan commitments and letters of credit	$3,023,951	$2,925,427

At June 30, 2007 and December 31, 2006, a liability of $5.7 million and $6.1 million, respectively, was recorded for possible losses on commitments to extend credit. As of June 30, 2007 and December 31, 2006, in accordance with FIN 45, a liability of $0.3 million and $0.6 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 14. Derivatives and Hedging Activities
SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, SFAS 149 and SFAS 155, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.
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

Derivative Financial Instruments:

	June 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps	$270,000	$(386)	$268,300	$(1,839)
Pay fixed swaps	84,000	345	104,000	1,242
Customer initiated swaps and corresponding offsets	480,748	—	378,590	—
Interest rate lock commitments	46,205	(66)	29,875	(11)
Forward mortgage loan contracts	85,639	625	78,498	257

Total	$966,592	$518	$859,263	$(351)

Derivative Classifications and Hedging Relationships:

	June 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$84,000	$345	$104,000	$1,242
Derivatives Designated as Fair Value Hedges:
Hedging time deposits	120,000	(10)	95,000	47
Hedging long-term debt	150,000	(376)	100,000	(390)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	73,300	(1,496)
Customer initiated swaps and corresponding offsets	480,748	—	378,590	—

Total	$834,748	$(41)	$750,890	$(597)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Summary of Operations (thousands)
Net interest income	$96,777	$98,341	$64,010	$65,645	$65,990
Provision for loan losses	31,857	3,500	5,936	1,190	1,139
Total fees and other income	31,278	31,423	24,931	23,544	23,691
Investment securities gains (losses) (1)	—	(33)	(7,163)	—	54
Noninterest expense (2)	87,490	83,710	78,788	59,402	60,065
Income tax provision	(911)	11,029	(3,638)	7,616	7,624
Net income	9,619	31,492	692	20,981	20,907
Taxable equivalent adjustment	4,629	4,625	3,505	3,413	3,383
Cash dividends	21,960	21,964	12,443	12,435	12,394

Per Common Share Data
Basic net income	$0.13	$0.42	$0.02	$0.49	$0.49
Diluted net income	0.13	0.41	0.02	0.49	0.49
Cash dividends	0.290	0.290	0.290	0.290	0.290
Market value (end of period)	18.30	22.16	26.50	26.26	24.41
Book value (end of period)	20.28	20.78	20.58	15.72	15.15

At Period End (millions)
Assets	$13,247	$13,317	$14,003	$7,748	$7,813
Portfolio loans	9,216	9,178	9,231	5,753	5,728
Deposits	8,082	8,461	8,698	5,625	5,685
Shareholders’ equity	1,534	1,572	1,558	674	650

Average for the Quarter (millions)
Assets	$13,241	$13,574	$7,770	$7,723	$7,670
Portfolio loans	9,170	9,179	5,762	5,694	5,610
Deposits	8,157	8,525	5,597	5,680	5,560
Shareholders’ equity	1,551	1,552	683	659	647

Ratios (annualized)
Return on average assets	0.29%	0.94%	0.04%	1.08%	1.09%
Return on average shareholders’ equity	2.49	8.23	0.40	12.63	12.96
Average equity to average assets	11.72	11.43	8.79	8.53	8.44
Net interest margin (FTE) (3)	3.44	3.44	3.67	3.78	3.84
Efficiency ratio (4)	65.94	62.29	85.23	64.15	64.54
Net loans charged off to average portfolio loans	0.87	0.15	0.52	0.19	0.14
Allowance for loan losses to portfolio loans	1.97	1.84	1.83	1.97	2.00
Nonperforming assets to portfolio loans plus ORAA (end of period)	1.58	1.25	1.10	0.69	0.61
Nonperforming assets to total assets (end of period)	1.10	0.86	0.73	0.52	0.44
Leverage ratio (5)	7.33	7.64	7.22	8.29	8.21
Tier 1 capital ratio	8.91	9.89	9.41	10.13	9.96
Total capital ratio	11.38	12.42	11.90	13.37	13.20

(1)	Investment securities gains (losses) includes a $7.2 million impairment charge in the fourth quarter of 2006 related to the Republic merger.

(2)	Noninterest expense includes restructuring and merger related expenses of $3.4 million during the second quarter of 2007, $4.2 million during the first quarter of 2007 and $11.3 million during the fourth quarter of 2006 related to the Republic merger.

(3)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(4)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

(5)	The Tier I leverage ratio is calculated using ending assets instead of average assets in the fourth quarter of 2006 due to the Republic merger on December 26, 2006.

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three- and six-month periods ended June 30, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
Forward – Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,”) and statements about the benefits of the Republic merger, including future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts, are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Holding Company’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of Citizens’ 2006 Annual Report on Form 10-K, as well as the following.
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud, Michigan automobile-related industry changes and shortfalls, deterioration in commercial real estate values, and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	If Citizens is unable to retain legacy loans and deposits of Republic Bancorp Inc. (“Republic”) as a result of the conversion of Republic’s computer systems to Citizens’ systems and as a result of branch consolidations, it may not have the ability to retain and grow the Republic customer base and capture revenue synergies.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation, by-laws and shareholder rights agreement, as well as certain banking laws, may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2006 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies since the most recent fiscal year end.

Results of Operations
Financial Statement Impact as a Result of the Republic Merger
The merger with Republic closed on December 29, 2006. As a result, all pre-merger financial data include only legacy Citizens performance and do not incorporate results of Republic prior to the merger.
Summary
Citizens earned net income of $9.6 million for the three months ended June 30, 2007, which includes a credit-related charge as well as restructuring and merger-related expenses associated with the Republic merger. The results for the second quarter of 2007 represent a decrease of $11.3 million from the second quarter of 2006 net income of $20.9 million. Diluted net income per share was $0.13, a decrease of $0.36 per share from the same quarter of last year. Annualized returns on average assets and average equity during the second quarter of 2007 were 0.29% and 2.49%, respectively, compared with 1.09% and 12.96% for the second quarter of 2006.
Net income for the first six months of 2007 totaled $41.1 million or $0.54 per diluted share, which represents a decrease in net income of $0.6 million and $0.43 per diluted share from the same period of 2006.
The challenges of the Midwest economy and continued deterioration of the commercial real estate markets, primarily land development and construction, impacted Citizens’ second quarter of 2007 results, primarily through the provision for loan losses, net charge-offs, and nonperforming loans. In the second quarter of 2007, the provision for loan losses totaled $31.9 million, an increase of $28.4 million over the first quarter of 2007, and net charge-offs totaled $20.0 million, an increase of $16.6 million over the first quarter of 2007. At June 30, 2007, nonperforming loans totaled $116.4 million, an increase of $25.9 million over the first quarter of 2007.
During the second quarter of 2007, Citizens recorded restructuring and merger-related expenses of $3.4 million related to additional employee severance and retention, computer system conversion, training, and client communications regarding product changes. Citizens incurred additional expenses of $4.6 million in compensation, an advertising campaign to build awareness of the Citizens’ brand, and other expenses related to integration activities which were not treated as restructuring or merger related. Citizens is on track to achieve the projected annual cost savings of $31.0 million in connection with the merger, with 70% of the savings expected to be realized in 2007 and 100% in 2008 and thereafter. Citizens’ full-time equivalent employee count declined 387 or 14.2% in the second quarter of 2007 from March 31, 2007. In addition, during the second quarter of 2007, Citizens began to recognize the impact of revenue synergies from the merger. The combined organization has shown improvement in treasury management, Small-Business Administration (SBA) lending, and wealth management revenue.
On April 27, 2007, Citizens successfully completed its computer system conversion for all legacy Republic locations, consolidated nineteen branches, and completed the divestiture of seven Republic branches in the Flint, Michigan market. As of March 31, 2007, the seven divested branches had $26.0 million of consumer loans and $206.5 million of deposits.
Total assets at June 30, 2007 were $13.2 billion, a decrease of $755.8 million or 5.4% from December 31, 2006 and an increase of $5.4 billion over June 30, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, not reinvesting $147.6 million of maturing investment securities, selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies, and a reduction of $26.0 million in loans held for sale due to the aforementioned branch divestiture. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over June 30, 2006. The increase over June 30, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.
Total deposits at June 30, 2007 decreased $616.4 million or 7.1% from December 31, 2006 to $8.1 billion and increased $2.4 billion over June 30, 2006. Core deposits, which exclude all time deposits, totaled $4.1 billion at June 30, 2007, a decrease of $310.8 million or 7.0% from December 31, 2006 and an increase of $879.9 million over June 30, 2006, primarily as a result of incorporating Republic balances. The decrease in core deposits from December 31, 2006 was primarily a result of the aforementioned branch divestiture, the transfer of $49.9 million in legacy Republic deposits to securities sold under agreements to repurchase as a result of product changes at the time of the computer system conversion, Citizens not renewing a $40.0 million wholesale money market deposit account, and, to a lesser extent, some legacy Republic clients migrating their funds elsewhere in the market. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. Time deposits totaled $4.0 billion at June 30, 2007, a decrease of $305.6 million or 7.2% from December 31, 2006 and an increase of $1.5 billion over June 30, 2006. The decrease from December 31, 2006 was primarily the result of the aforementioned branch divestiture and Citizens not renewing $297.0 million in brokered certificates of deposit. This decrease was partially offset by the continued migration of client funds from lower-cost deposits into time deposits and some new client growth. In addition to the impact of the Republic merger, the increase over June 30, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth, partially offset by the reduction as a result of the aforementioned branch divestiture.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2007 and 2006 is presented below.

Average Balances/Net Interest Income/Average Rates

	2007			2006
Three Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,765	$19	2.64%	$1,373	$1	0.45%
Investment securities (3):
Taxable	1,726,754	22,308	5.17	1,103,031	12,356	4.48
Tax-exempt	668,647	7,309	6.73	447,476	5,259	7.23
FHLB and Federal Reserve stock	132,895	1,397	4.22	55,908	707	5.07
Portfolio Loans (4):
Commercial	2,068,195	38,065	7.51	1,704,447	30,328	7.26
Commercial real estate	3,100,675	59,916	7.76	1,426,911	25,337	7.13
Residential mortgage	1,506,639	25,111	6.67	544,526	7,836	5.76
Direct consumer	1,655,217	32,409	7.85	1,103,024	20,602	7.49
Indirect consumer	838,899	13,953	6.67	831,012	13,689	6.61

Total portfolio loans	9,169,625	169,454	7.44	5,609,920	97,792	7.03
Loans held for sale	94,817	1,866	7.83	21,680	301	5.54

Total earning assets (3)	11,795,503	202,353	7.03	7,239,388	116,416	6.63
Nonearning Assets
Cash and due from banks	188,244			157,670
Bank premises and equipment	140,277			120,650
Investment security fair value adjustment	300			(18,523)
Other nonearning assets	1,286,255			285,933
Allowance for loan losses	(169,830)			(115,274)

Total assets	$13,240,749			$7,669,844

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$841,026	$1,400	0.67%	$789,168	$1,273	0.65%
Savings deposits	2,170,649	15,870	2.93	1,471,803	9,457	2.58
Time deposits	4,007,354	46,931	4.70	2,386,346	24,575	4.13
Short-term borrowings	741,617	9,064	4.90	487,549	5,395	4.44
Long-term debt	2,631,605	32,311	4.92	893,941	9,726	4.36

Total interest-bearing liabilities	10,392,251	105,576	4.07	6,028,807	50,426	3.35
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,138,134			913,181
Other liabilities	159,015			80,727
Shareholders’ equity	1,551,349			647,129

Total liabilities and shareholders’ equity	$13,240,749			$7,669,844

Net Interest Income		$96,777			$65,990

Interest Spread (5)			2.96%			3.28%
Contribution of noninterest bearing sources of funds			0.48			0.56

Net Interest Margin (5)(6)			3.44%			3.84%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $3.4 million for the three months ended June 30, 2007 and 2006, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2007			2006
Six Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,808	$36	4.01%	$1,528	$13	1.75%
Investment securities (3):
Taxable	1,832,008	46,099	5.03	1,114,149	25,307	4.54
Tax-exempt	669,399	14,637	6.73	447,069	10,576	7.28
FHLB and Federal Reserve stock	132,895	3,133	4.75	55,956	1,367	4.91
Portfolio Loans (4):
Commercial	2,014,734	75,284	7.67	1,675,832	58,311	7.14
Commercial real estate	3,127,056	119,519	7.71	1,421,089	49,322	7.00
Residential mortgage loans	1,521,057	50,671	6.66	542,966	15,501	5.71
Direct consumer	1,675,725	65,129	7.84	1,113,643	40,613	7.35
Indirect consumer	835,925	27,889	6.73	832,217	27,265	6.61

Total portfolio loans	9,174,497	338,492	7.46	5,585,747	191,012	6.93
Loans held for sale	119,275	4,672	7.83	19,090	532	5.58

Total earning assets (3)	11,929,882	407,069	7.02	7,223,539	228,807	6.56
Nonearning Assets
Cash and due from banks	188,502			161,767
Bank premises and equipment	139,954			120,997
Investment security fair value adjustment	1,719			(10,956)
Other nonearning assets	1,315,251			281,681
Allowance for loan losses	(168,806)			(115,710)

Total assets	$13,406,502			$7,661,318

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$871,908	$3,064	0.71%	$823,032	$2,635	0.65%
Savings deposits	2,220,812	32,443	2.95	1,460,399	17,430	2.41
Time deposits	4,105,947	95,128	4.67	2,334,424	46,232	3.99
Short-term borrowings	823,462	20,065	4.91	439,197	9,131	4.19
Long-term debt	2,521,684	61,251	4.89	948,556	19,914	4.23

Total interest-bearing liabilities	10,543,813	211,951	4.05	6,005,608	95,342	3.20
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,141,435			918,952
Other liabilities	169,556			85,910
Shareholders’ equity	1,551,698			650,848

Total liabilities and shareholders’ equity	$13,406,502			$7,661,318

Net Interest Income		$195,118			$133,465

Interest Spread (5)			2.97%			3.36%
Contribution of noninterest bearing sources of funds			0.47			0.54

Net Interest Margin (5)(6)			3.44%			3.90%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $9.3 million and $6.8 million for the six months ended June 30, 2007 and 2006, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest margin and net interest spread are presented in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
Net interest income was $96.8 million for the second quarter of 2007 compared with $66.0 million for the second quarter of 2006. The increase in net interest income resulted from an increase in average earning assets of $4.6 billion, partially offset by a decrease in net interest margin to 3.44% compared with 3.84% in the second quarter of 2006. The increase in average earning assets resulted from the merger with Republic and, to a lesser extent, organic growth in the commercial and commercial real estate loan portfolios, partially offset by a reduction in investment securities balances due to maturing balances not being fully reinvested and a portfolio restructuring during the first quarter of 2007. The decrease in net interest margin from the second quarter of 2006 was primarily due to the merger with Republic and, to a lesser extent, funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, pricing pressure on loans, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
For the six months ended June 30, 2007, net interest income was $195.1 million compared with $133.5 million for the same period of 2006. The increase in net interest income resulted from an increase in average earning assets of $4.7 billion, partially offset by a decrease in net interest margin to 3.44% compared with 3.90% for the six months ended June 30, 2006. Both the increase in average earning assets and the reduction in net interest margin compared with the prior year period are a result of the factors that caused the changes from the second quarter of 2006.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2007 compared with 2006	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	18	16	2	23	20	3
Investment securities:
Taxable	9,952	2,123	7,829	20,792	2,980	17,812
Tax-exempt	2,050	(390)	2,440	4,061	(853)	4,914
FHLB and Federal Reserve stock	690	(137)	827	1,766	(49)	1,815
Loans:
Commercial	7,737	1,073	6,664	16,973	4,543	12,430
Commercial real estate	34,579	2,419	32,160	70,197	5,460	64,737
Residential mortgage loans	17,275	1,420	15,855	35,170	2,982	32,188
Direct consumer	11,807	1,039	10,768	24,516	2,825	21,691
Indirect consumer	264	133	131	624	502	122

Total portfolio loans	71,662	6,084	65,578	147,480	16,312	131,168
Loans held for sale	1,565	172	1,393	4,140	297	3,843

Total	85,937	7,868	78,069	178,262	18,707	159,555

Interest Expense:
Deposits:
Interest-bearing demand	127	42	85	429	267	162
Savings	6,413	1,443	4,970	15,013	4,516	10,497
Time	22,356	3,757	18,599	48,896	8,943	39,953
Short-term borrowings	3,669	613	3,056	10,934	1,797	9,137
Long-term debt	22,585	1,401	21,184	41,337	3,574	37,763

` Total	55,150	7,256	47,894	116,609	19,097	97,512

Net Interest Income	$30,787	$612	$30,175	$61,653	$(390)	$62,043

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increase in net interest income of $30.8 million in the second quarter of 2007 compared with the same period of 2006 reflects rate and volume variances which were favorable in the aggregate. The increase in net interest income of $61.7 million for the six months ended June 30, 2007 compared with the same period of 2006 reflects volume variances which were favorable in the aggregate and rate variances which were slightly unfavorable in the aggregate.
For the three- and six-month comparisons, favorable volume variances on assets were partially offset by unfavorable volume variances on liabilities. Favorable volume variances on assets resulted from the Republic merger and organic commercial and commercial real estate loan growth. Unfavorable volume variances on liabilities resulted from the merger as well as organic growth in time deposits.
For the three-month comparisons, favorable rate variances on assets were partially offset by unfavorable rate variances on liabilities. For the six-month comparison, unfavorable rate variances on liabilities were partially offset by favorable rate variances on assets. Favorable rate variances on assets and unfavorable rate variances on liabilities were the result of increases in market interest rates. The unfavorable rate variances for tax-exempt investment securities were the result of yields on acquired securities being lower than the yield on the pre-merger portfolio.
For the third quarter of 2007, Citizens anticipates net interest income will be slightly lower than the second quarter of 2007 due to the continued migration of funds from lower yielding deposit products into higher yielding deposit products, as well as the effects of loan pricing pressure, the interest rate environment, stable to declining average earning assets due to the economic environment, and a full quarter impact of the branch divestiture.
Noninterest Income
Noninterest income for the second quarter of 2007 was $31.3 million, an increase of $7.5 million over the second quarter of 2006. The increase was almost entirely due to incorporating Republic revenue and, to a lesser extent, growth in legacy Citizens’ revenue stream. For the first six months of 2007, noninterest income totaled $62.7 million, an increase of $13.4 million over the same period of 2006. The increase was primarily due to incorporating Republic revenue, and to a lesser extent, growth in legacy Citizens’ revenue stream, partially offset by the effect of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.
Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2007		June 30,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Service charges on deposit accounts	$12,080	$9,521	$2,559	26.9%	$23,186	$18,396	$4,790	26.0%
Trust fees	5,003	4,972	31	0.6	9,958	10,014	(56)	(0.6)
Mortgage and other loan income	4,258	2,106	2,152	102.1	10,395	4,116	6,279	152.6
Brokerage and investment fees	2,182	1,703	479	28.1	3,731	3,218	513	15.9
ATM network user fees	1,640	1,018	622	61.0	3,219	2,005	1,214	60.5
Bankcard fees	1,443	1,129	314	27.9	2,623	2,186	437	20.0
Other income	4,672	3,242	1,430	44.1	9,589	9,319	270	2.9

Total fees and other income	31,278	23,691	7,587	32.0	62,701	49,254	13,447	27.3
Investment securities gains	—	54	(54)	(100.0)	(33)	61	(94)	(153.9)

Total noninterest income	$31,278	$23,745	$7,533	31.7	$62,668	$49,315	$13,353	27.1

The increases in service charges on deposit accounts over the three- and six-month periods of 2006 were almost entirely due to incorporating Republic activity and, to a significantly lesser extent, legacy Citizens revenue enhancement initiatives implemented in the first quarter of 2006.
Trust fees were essentially unchanged from the three- and six-month periods of 2006. Total trust assets under administration were $2.8 billion at June 30, 2007, an increase of $0.2 billion over June 30, 2006. Trust fees were unaffected by the merger as Republic did not have a trust portfolio.
The increases in mortgage and other loan income over the three- and six-month periods of 2006 were primarily due to incorporating Republic activity.
The increases in brokerage and investment fees over the three- and six-month periods of 2006 were primarily the result of training legacy Republic branch staff and new financial consultants to support the Republic franchise on this product line during the first quarter of 2007.
For the second quarter of 2007, all other noninterest income categories, which include ATM network user fees, bankcard fees, other income, and investment securities gains (losses), totaled $7.8 million, an increase of $2.3 million over the second quarter of 2006. The increase over the second quarter of 2006 was primarily the result of incorporating Republic activity, a $1.0 million unrealized gain on deferred compensation plan assets (with an offset in salaries and employee benefits) and higher ATM network user fees and bankcard fees, partially offset by a $0.6 million loss related to the holding company’s 1998 venture capital investment in a limited partnership. For the first six months of 2007, all other noninterest income categories totaled $15.4 million, an increase of $1.8 million over the same period of 2006. In addition to incorporating Republic activity, the increase was the result of the aforementioned unrealized gain on deferred compensation plan assets and ATM network and bankcard fee increases, partially offset by the aforementioned losses on the capital investment in a limited partnership and the 2006 sale of a former branch location.
Citizens anticipates total noninterest income for the third quarter of 2007 will be consistent with the second quarter of 2007.

Noninterest Expense
Noninterest expense for the second quarter of 2007 was $87.5 million, an increase of $27.4 million over the second quarter of 2006. The increase was primarily the result of incorporating Republic activity and restructuring and merger-related expenses, as well as higher advertising and public relations and higher legacy Citizens salaries and employee benefits, occupancy, professional services, and data processing services, partially offset by decreases in legacy Citizens equipment expense. The second quarter of 2007 included $3.4 million in restructuring and merger-related expenses and $4.6 million in additional compensation, brand awareness advertising and other expenses that are related to merger activities but not treated as restructuring or merger-related for accounting purposes.
For the first six months of 2007, noninterest expense totaled $171.2 million, compared with $121.6 million for the same period of 2006. The increase was primarily the result of incorporating Republic activity, $7.6 million in restructuring and merger-related expenses, and $6.8 million in additional expenses that are related to merger activities but not treated as restructuring or merger-related for accounting purposes, and to a lesser extent higher postage and delivery and legacy Citizens data processing services, partially offset by the effect of a $1.5 million contribution to Citizens’ charitable foundation during the first quarter of 2006.
Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change in 2007		June 30,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Salaries and employee benefits	$45,971	$32,690	$13,281	40.6%	$90,136	$64,946	$25,190	38.8%
Occupancy	8,076	5,291	2,785	52.7	15,986	11,233	4,753	42.3
Professional services	4,351	3,703	648	17.5	8,503	7,781	722	9.3
Equipment	3,655	3,301	354	10.7	7,566	6,467	1,099	17.0
Data processing services	4,506	3,714	792	21.3	8,636	7,453	1,183	15.9
Advertising and public relations	3,292	934	2,358	252.3	5,067	2,968	2,099	70.7
Postage and delivery	2,196	1,629	567	34.8	4,160	3,091	1,069	34.6
Telephone	1,718	1,392	326	23.4	3,782	2,856	926	32.4
Other loan expenses	1,080	1,217	(137)	(11.3)	1,992	1,633	359	21.9
Stationery and supplies	868	631	237	37.7	1,645	1,358	287	21.1
Intangible asset amortization	2,954	724	2,230	307.7	6,072	1,449	4,623	319.0
Restructuring and merger-related expenses	3,408	—	3,408	—	7,594	—	7,594	—
Other expenses	5,415	4,839	576	11.9	10,061	10,402	(341)	(3.3)

Total noninterest expense	$87,490	$60,065	$27,425	45.7	$171,200	$121,637	$49,563	40.7

The increase in salaries and employee benefits over the second quarter of 2006 was due to incorporating Republic activity, higher legacy Citizens costs related to incentive expense and hospitalization insurance cost, and a $1.0 million increase in Citizens’ deferred compensation obligation (with an offset in other income), partially offset by lower pension expense. Salary costs included $2.8 million in severance for the second quarter of 2007 and $0.5 million in the second quarter of 2006. Severance payments in the second quarter of 2007 included $2.4 million paid pursuant to employee separation agreements, including the settlement between Citizens and Dana Cluckey, former president and chief operating officer, as reported in the Form 8-K filed by Citizens with the SEC on May 1, 2007. Salaries and employee benefits in the second quarter of 2007 also included $0.7 million in expenses related to employees who left the Company during the second quarter of 2007 after the successful completion of the computer system conversion on April 27, 2007. Citizens had 2,348 full-time equivalent employees at June 30, 2007 compared with 2,735 at March 31, 2007. For the first six months of 2007, salaries and employee benefits totaled $90.1 million, an increase of $25.2 million over the same period of 2006. The increase was primarily the result of incorporating Republic activity and the aforementioned increase in the deferred compensation obligation and employee separation agreements.
The increases in occupancy costs over the three- and six-month periods of 2006 were primarily the result of incorporating Republic activity. The cost savings associated with the nineteen branch locations closed at the time of the computer system conversion and the seven branch divestitures will not be fully realized until the third quarter due to the timing of fully vacating the facilities and trailing operating expenses.
The increases in professional services over the three- and six-month periods of 2006 were primarily the result of incorporating Republic activity and higher legal fees, partially offset by lower audit and examination fees.

The increases in equipment costs over the three- and six-month periods of 2006 were the result of incorporating Republic activity, partially offset by lower depreciation expense at legacy Citizens due to the fourth quarter of 2006 service life alignment and disposing of the legacy Republic computer systems after the April 27, 2007 computer system conversion.
The increases in advertising and public relations expense over three- and six-month periods of 2006 were primarily the result of a $1.3 million advertising campaign to introduce Citizens’ brand in new Michigan markets and Ohio.
The increase in telephone expense over the three- and six-month periods of 2006 were due to incorporating Republic activity.
The decrease in other loan expenses from the second quarter of 2006 was primarily the result of lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit, partially offset by incorporating Republic activity. In addition to incorporating the Republic activity, the increase over the first six months of 2006 was the result of higher other mortgage processing fees due to the alliance with PHH Mortgage, partially offset by lower expenses related to processing commercial loans. Citizens discontinued its alliance with PHH Mortgage in the second quarter of 2007. This change did not have a material impact on other loan expense.
The increases in intangible asset amortization over the three- and six-month periods of 2006 were a result of the purchase accounting fair market value adjustments made to the Republic core deposits on December 29, 2006. The implied premium on the Republic core deposits is amortized over the estimated term of the underlying deposits through the intangible asset amortization account on the income statement.
For the second quarter of 2007, all other noninterest expense categories, which include data processing services, postage and delivery, stationery and supplies, restructuring and merger-related expenses, and other expense, totaled $16.4 million, an increase of $5.6 million over the second quarter of 2006. The increase was primarily the result of $3.4 million in restructuring and merger-related expenses, incorporating the Republic activity, and higher data processing services. For the first six months of 2007, all other noninterest expense categories totaled $32.1 million, an increase of $9.8 million over the same period of 2006. The increase was primarily the result of the $7.6 million in restructuring and merger-related expenses, incorporating Republic activity and higher data processing services due to implementing enhanced technology initiatives related to customer online banking functionality, partially offset by the effect of the aforementioned contribution to Citizens’ charitable foundation during the first quarter of 2006 and, to a lesser extent, lower legacy Citizens expenses.
Excluding the restructuring and merger-related expenses and additional expenses related to merger activities, Citizens anticipates total noninterest expense for the third quarter of 2007 will be slightly lower than the second quarter of 2007 due to realizing the full quarter impact of the computer system conversion, branch divestitures and cost savings initiatives.
Income Taxes
Income tax provision for the second quarter of 2007 was $(0.9) million, a decrease of $8.5 million from the second quarter of 2006. For the first six months of 2007, income tax provision totaled $10.1 million, a decrease of $5.2 million from the same period of 2006. The effective tax rate for the first six months of 2007 was 19.75% compared with 26.91% for the same period of 2006. The decreases were primarily the result of the lower pre-tax income for the second quarter of 2007 and a $0.5 million ($0.4 million after-tax) deferred state income tax benefit related to multi-state nexus issues recorded in the first quarter of 2007, partially offset by incorporating Republic’s results of operations. In addition, the tax benefit of $0.9 million in the second quarter of 2007 was the result of tax-exempt income exceeding pre-tax income for the quarter.
Citizens’ anticipates the effective tax rate for the full year of 2007 will be approximately 21% — 24%.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Commercial Banking, Consumer Banking, Wealth Management and Other. For the three and six months ended June 30, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. For additional information about each line of business, see Note 17 to the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K and Note 12 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Commercial Banking	$3,646	$11,210	$22,255	$21,141
Consumer Banking	8,388	9,315	23,157	19,203
Wealth Management	1,032	701	1,427	1,629
Other	(3,447)	(319)	(5,728)	(310)

Net Income	$9,619	$20,907	$41,111	$41,663

Commercial Banking
Net income declined in the three month period ended June 30, 2007 and increased slightly for the six month period ended June 30, 2007, compared with the same periods of the prior year. The decrease for the three month period was largely the result of higher provision for loan losses, and higher noninterest expense, partially offset by higher net interest income and noninterest income. The increase for the six month period was due mainly to higher net interest income and noninterest income as a result of incorporating Republic activity, partially offset by higher provision for loan losses and noninterest expense. The increase in provision for loan losses in both the three and six month periods was primarily the result of higher commercial and commercial real estate charge-offs, primarily in the land development and construction segments.
Consumer Banking
Net income was essentially unchanged for the three month period ended June 30, 2007 and increased for the six month period ended June 30, 2007, compared with the same periods of the prior year. For both the three- and six-month periods, increases in net interest income, noninterest income, and noninterest expense were primarily a result of incorporating Republic activity. The increase in provision for loan losses in both the three and six month periods was primarily the result of incorporating Republic activity along with an increase in commercial real estate charge-offs assigned to the Consumer Banking line of business.
Wealth Management
Net income increased in the three month period ended June 30, 2007 and decreased for the six month period ended June 30, 2007, compared with the same periods of the prior year. The increase for the three month period was a result of higher noninterest income, partially offset by a decline in net interest income, with noninterest expense essentially unchanged. The decrease for the six month period was due mainly to higher noninterest expense and lower net interest income, partially offset by higher noninterest income. The increases in noninterest income in both the three and six month periods was due to higher brokerage and investment fees resulting from the training of legacy Republic branch staff and new financial consultants to support the Republic franchise on this product line. The increase in noninterest expense in the six month period was primarily a result of increased compensation and data processing costs.
Other
Net income decreased for the three and six month periods ended June 30, 2007, compared to the same periods of the prior year. Net income declined from the prior year periods as a result of higher noninterest expense, partially offset by higher net interest income and noninterest income. The increase in noninterest expense was mainly the result of restructuring and merger-related expenses, additional expenses that are related to merger activities but not treated as restructuring or merger-related for accounting purposes, and the impact of adding the Republic activity. The increase in net interest income was mainly the result of incorporating Republic activity and the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment.
Financial Condition
Total assets at June 30, 2007 were $13.2 billion, a decrease of $755.8 million or 5.4% from December 31, 2006 and an increase of $5.4 billion over June 30, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, not reinvesting $147.6 million of maturing investment securities, selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies, and a reduction of $26.0 million in loans held for sale due to the branch divestiture completed on April 27, 2007. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over June 30, 2006. The increase over June 30, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.

Investment Securities
Investment securities at June 30, 2007 decreased $613.7 million or 20.8% from December 31, 2006 to $2.3 billion and increased $830.1 million over June 30, 2006. The decrease from December 31, 2006 was primarily the result of selling $362.7 million of mortgage-backed securities, collateralized mortgage obligations (“CMOs”), and callable agency bonds and using portfolio cash flow to reduce short-term borrowings. The increase over June 30, 2006 reflects the addition of the Republic investment portfolio and $214.7 million in mortgage-backed securities which Citizens converted from fixed and adjustable rate mortgages in the residential mortgage portfolio into securities during the fourth quarter of 2006. Prior to the fourth quarter of 2006, total investment securities had been declining as a result of using portfolio cash flow to reduce short-term borrowings.
Portfolio Loans
Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over June 30, 2006. The increase over June 30, 2006 was almost entirely due to the Republic merger, but also included growth in legacy Citizens commercial loans.
Total commercial loans at June 30, 2007 were $5.2 billion, an increase of $113.7 million or 2.2% over December 31, 2006 and an increase of $2.0 billion over June 30, 2006. The increases were a result of new relationships in Wisconsin and central and northern Michigan and continued strong growth in the Southeast Michigan market. Additionally, the increase over June 30, 2006 was due to the impact of incorporating Republic loans. The following table displays historical commercial loan portfolios by segment:
Commercial Loan Portfolio

in millions	June 30, 2007	December 31, 2006	June 30, 2006

Land Hold	$81.6	$102.4	$23.1
Land Development	178.7	203.6	65.3
Construction	371.2	445.5	132.9
Income Producing	1,338.9	1,237.1	475.5
Owner-Occupied	1,115.6	1,132.0	747.0

Total Commercial Real Estate	3,086.0	3,120.6	1,443.8
Commercial and Industrial	2,153.2	2,004.9	1,789.6

Total Commercial Loans	$5,239.2	$5,125.5	$3,233.4

The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the above table. Land hold loans are secured by undeveloped land which is acquired for future development. Land development loans are secured by land being actively developed through infrastructure improvements to create finished marketable lots for commercial or residential construction. Construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied by the owner for ongoing operations.
Residential mortgage loans at June 30, 2007 were $1.5 billion, a decrease of $49.1 million or 3.2% from December 31, 2006 and an increase of $943.4 million over June 30, 2006. The decrease from December 31, 2006 was primarily due to selling most new fixed rate production into the secondary market. The increase from June 30, 2006 was almost entirely due to incorporating Republic balances, partially offset by a decrease from legacy Citizens’ residential mortgage portfolio as a result of the aforementioned securitization and transfer to the investment securities portfolio.
Total consumer loans, which are comprised of direct and indirect loans, were $2.5 billion at June 30, 2007, a decrease of $79.8 million or 3.1% from December 31, 2006 and an increase of $538.7 million over June 30, 2006. Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $85.4 million or 5.0% from December 31, 2006 as balances continue to decline due to weak consumer demand in Citizens’ markets. Direct consumer loans increased by $536.9 million over June 30, 2006, almost entirely as a result of incorporating the Republic balances, partially offset by weak consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, were $846.3 million, essentially unchanged from December 31, 2006 and June 30, 2006.

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
Based on concerns regarding the Midwest economy and deterioration in commercial real estate values this year, Citizens has reviewed over 45% of legacy Republic commercial real estate loans and transitioned all underwriting practices to be consistent with Citizens’ credit risk management disciplines. As a result, commercial real estate nonperforming loans, watchlist loans, and 30 to 89 day delinquency rates at June 30, 2007 have increased over December 31, 2006. Citizens has incorporated additional tables in the “Nonperforming Assets” and “Provision and Allowance for Loan Losses” sections below to document its early recognition and proactive risk management practices to address this trend.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, restructured loans, loans past due over 90 days and still accruing interest, nonperforming held for sale, and repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a higher level of loss in the future. The table below provides a summary of nonperforming assets as of June 30, 2007, December 31, 2006 and June 30, 2006.
Nonperforming Assets

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006

Nonperforming Loans
Commercial	$8,563	$7,709	$8,795
Commercial real estate	60,797	14,915	4,956

Total commercial	69,360	22,624	13,751
Residential mortgage	36,130	28,428	8,179
Direct consumer	8,407	6,030	3,167
Indirect consumer	1,053	810	904

Total consumer	9,460	6,840	4,071

Total nonaccrual loans	114,950	57,892	26,001
Loans 90 days past due and still accruing	1,127	767	887
Restructured loans	348	378	406

Total nonperforming portfolio loans	116,425	59,037	27,294
Nonperforming held for sale	5,128	22,846	—
Other Repossessed Assets Acquired (ORAA)	24,811	20,165	7,472

Total nonperforming assets	$146,364	$102,048	$34,766

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	1.58%	1.10%	0.61%
Nonperforming assets as a percent of total assets	1.10	0.73	0.44
Allowance for loan loss as a percent of nonperforming loans	155.57	286.44	419.73
Allowance for loan loss as a percent of nonperforming assets	123.74	165.71	329.52

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $146.4 million at June 30, 2007, an increase of $44.3 million over December 31, 2006 and an increase of $111.6 million over June 30, 2006. The increase over December 31, 2006 reflects higher nonperforming portfolio loans of $57.4 million, primarily in the commercial real estate portfolio, which includes commercial land development, construction, and income producing loans, and, to a lesser extent, an increase in other repossessed assets acquired which was primarily due to the transfer of one commercial real estate relationship from nonperforming loan status, partially offset by lower nonperforming held for sale, which declined by $18.2 million primarily as a result of a nonperforming loans sale completed in the first quarter of 2007. The increase over June 30, 2006 was almost entirely a result of incorporating Republic’s nonperforming assets, partially offset by declines in legacy Citizens nonperforming portfolios as well as transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines. Nonperforming assets at June 30, 2007 represented 1.58% of total loans plus other repossessed assets acquired compared with 1.10% at December 31, 2006 and 0.61% at June 30, 2006. Nonperforming commercial loan inflows were $48.4 million in the second quarter of 2007 compared with $7.9 million in the fourth quarter of 2006. Nonperforming commercial loan outflows were $28.5 million in the second quarter of 2007 compared with $10.2 million in the fourth quarter of 2006. The second quarter of 2007 outflows primarily consisted of $16.7 million in charged-off loans and a transfer of $5.1 million from nonperforming loan status to other repossessed assets acquired. The following table displays historical nonperforming commercial loans by loan segment:
Nonperforming Commercial Loans

	June 30, 2007		December 31, 2006		June 30, 2006
in millions	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio

Land Hold	$0.2	0.25%	$—	—%	$—	—%
Land Development	17.7	9.90	1.6	0.79	—	—
Construction	20.9	5.63	5.3	1.19	—	—
Income Producing	14.8	1.11	0.5	0.04	1.0	0.21
Owner-Occupied	7.2	0.65	7.5	0.66	4.0	0.54

Total Commercial Real Estate	60.8	1.97	14.9	0.48	5.0	0.35
Commercial and Industrial	8.6	0.40	7.7	0.38	8.8	0.49

Total Commercial Loans	$69.4	1.32%	$22.6	0.44%	$13.8	0.43%

As presented in the table above, nonperforming commercial loan increases have been concentrated in the non-owner-occupied commercial real estate loan portfolios. These loans are located primarily in the southeast and central regions of Michigan and the Cleveland and Columbus markets in Ohio.
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
In addition to loans classified as nonperforming, Citizens carefully monitors other credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires remediation are considered “watchlist” loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and are actively reviewed at quarterly meetings among the chief credit officer, senior credit officers, senior market managers, and the commercial relationship officers. At these meetings, action plans are reviewed to remediate emerging problem loans or develop a specific plan for removing the loans from the portfolio. Watchlist loans are comprised of the nonperforming loans displayed in the above table as well as accruing loans as displayed in the following table:
Commercial Watchlist
Accruing loans only

	June 30, 2007		December 31, 2006		June 30, 2006
		% of		% of		% of
in millions	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio

Land Hold	$25.2	30.88%	$13.8	13.48%	$2.6	11.26%
Land Development	73.0	40.85	50.3	24.71	0.4	0.61
Construction	101.4	27.32	57.0	12.79	7.5	5.64
Income Producing	161.0	12.02	143.0	11.56	49.1	10.33
Owner-Occupied	219.4	19.67	202.9	17.92	105.4	14.11

Total Commercial Real Estate	580.0	18.79	467.0	14.97	165.0	11.43
Commercial and Industrial	359.8	16.71	319.5	15.94	195.0	10.90

Total Watchlist Loans	$939.8	17.94%	$786.5	15.34%	$360.0	11.13%

Based on concerns regarding the Midwest economy and the deterioration in commercial real estate values this year, Citizens has reviewed over $750 million or approximately 45% of the legacy Republic commercial real estate portfolio, at an individual loan level, utilizing the following criteria: loan size, loan-to-value in excess of 85%, delinquency pattern, dated appraisals, and noncompliance with lot release schedules. During 2007, Citizens has placed approximately $203 million of these loans on the watchlist due to applying Citizens’ risk rating methodology to the legacy Republic portfolios as well as deterioration in the credits due to the Midwest economy.
Once a loan is placed on the watchlist, it is reviewed quarterly by senior credit and market management with regular re-assessment of cash flows, collateral valuations, and performance against Citizens’ agreed upon action plans for improving or exiting the credit. Loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans credit group and are subjected to a higher level of monitoring and workout activities. Due to Citizens’ proactive credit risk management practices, the majority of the accruing watchlist loans are successfully remediated and returned to the commercial relationship officers for ongoing relationship management.
In view of Citizens’ analysis of its commercial real estate loans, it will continue its current hands-on watchlist monitoring process and it will also review all non-owner-occupied commercial real estate loans defined as “pass” credits by the Federal Reserve greater than $0.5 million on a quarterly basis to ensure early identification of developing performance issues. These reviews will include comparing lot release schedules to actual performance and early identification of loans with potential collateral deterioration. Loans found to be outside of acceptable parameters will be rated a watchlist loan and monitored according to Citizens’ credit policy.
The quality of Citizens’ loan portfolio is impacted by numerous factors including, over the past several quarters, the economic environment in the markets in which Citizens operates. Past due loan trends can be a leading indicator of potential future nonperforming loans and charge-offs. The following table displays the 30 — 89 days past due delinquency trend for all loan portfolios and by loan segment:
Delinquency Rates By Loan Portfolio
30 to 89 days Past Due

	June 30, 2007		December 31, 2006		June 30, 2006
in millions	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio

Land Hold	$2.9	3.55%	$—	—%	$3.3	14.29%
Land Development	22.7	12.70	1.1	0.54	0.2	0.31
Construction	11.1	2.99	11.4	2.56	4.3	3.24
Income Producing	24.1	1.80	6.4	0.52	8.4	1.76
Owner-Occupied	17.1	1.54	12.5	1.10	8.4	1.13

Total Commercial Real Estate	77.9	2.53	31.4	1.01	24.6	1.70
Commercial and Industrial	22.7	1.05	16.8	0.84	29.5	1.65

Total Commercial Loans	100.6	1.92	48.2	0.94	54.1	1.67

Residential Mortgage	38.5	2.58	37.2	2.41	7.9	1.43
Direct Consumer	19.6	1.20	22.4	1.30	10.6	0.96
Indirect Consumer	11.6	1.37	14.8	1.76	9.2	1.09

Total Delinquent Loans	$170.3	1.85%	$122.6	1.33%	$81.8	1.43%

The commercial and industrial, residential mortgage, and consumer delinquency rates have remained relatively constant over the past year and have not translated into increased losses. However, commercial real estate delinquencies have increased significantly as a result of the challenging Midwest economy and its related impact on real estate values and development.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and six months ended June 30, 2007 and 2006 is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses — beginning of period	$169,239	$115,423	$169,104	$116,400
Provision for loan losses	31,857	1,139	35,357	4,139
Charge-offs	22,335	4,556	28,211	10,789
Recoveries	2,357	2,554	4,868	4,810

Net charge-offs	19,978	2,002	23,343	5,979

Allowance for loan losses — end of period	$181,118	$114,560	$181,118	$114,560

Portfolio loans outstanding at period end (1)	$9,215,964	$5,728,039	$9,215,964	$5,728,039
Average portfolio loans outstanding during period (1)	9,169,625	5,609,920	9,174,497	5,585,747
Allowance for loan losses as a percentage of portfolio loans	1.97%	2.00%	1.97%	2.00%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.87	0.14	0.51	0.22

(1)	Balances exclude mortgage loans held for sale.
Net charge-offs increased to $20.0 million or 0.87% of average portfolio loans in the second quarter of 2007 compared with $2.0 million or 0.14% of average portfolio loans in the second quarter of 2006. The increase over the second quarter of 2006 was primarily the result of higher commercial and commercial real estate charge-offs, primarily in the land development and construction segments, due to the aforementioned deterioration in commercial real estate values, as well as incorporating Republic activity. The following table displays historical net charge-offs by loan segment:
Net Charge-Offs

	Three Months Ended
	June 30, 2007		December 31, 2006		June 30, 2006
		% of		% of		% of
in millions	Balance	Portfolio*	Balance	Portfolio*	balance	Portfolio*

Land Hold	$—	—%	$—	—%	$—	—%
Land Development	6.4	14.33	—	—	—	—
Construction	4.1	4.43	—	—	—	—
Income Producing	2.3	0.69	—	—	—	—
Owner-Occupied	0.9	0.32	1.0	0.35	0.1	0.06

Total Commercial Real Estate	13.7	1.77	1.0	0.26	0.1	0.03
Commercial and Industrial	1.8	0.35	1.8	0.40	(0.1)	(0.03)

Total Commercial Loans	15.5	1.20	2.8	0.34	(0.0)	(0.00)

Residential Mortgage	0.7	0.18	0.9	0.65	0.3	0.19
Direct Consumer	2.6	0.63	1.6	0.59	0.8	0.29
Indirect Consumer	1.2	0.59	2.3	1.09	0.9	0.43

Total Net Charge-offs	$20.0	0.87%	$7.6	0.52%	$2.0	0.14%

*	Represents an annualized rate.
Similar to the trend displayed in the other credit metrics, the commercial and industrial, residential mortgage, and direct and indirect consumer portfolios continue to perform well and have not resulted in increases in net charge-offs. The increases in commercial real estate net charge-offs are the result of a thorough assessment of a project’s economic viability, current collateral valuation shortfalls, guarantors’ inability to support the project, and Citizens’ philosophy to recognize and address a failed project immediately.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2006 Annual Report on Form 10-K. As of June 30, 2007, the legacy Republic allowance methodology has been fully transitioned to the legacy Citizens methodology.
The allowance for loan losses totaled $181.1 million or 1.97% of portfolio loans at June 30, 2007, an increase of $12.0 million over December 31, 2006 and an increase of $66.6 million over June 30, 2006. At June 30, 2007, the specific allowance allocated to commercial and commercial real estate credits totaled $12.0 million, compared with $7.6 million at December 31, 2006 and $6.1 million at June 30, 2006. The increases in the specific allowance were attributable to an increase in nonperforming commercial real estate credits. Additionally, the increase over June 30, 2006 was due to including the legacy Republic portfolio.
The total risk allocated allowance was $161.6 million as of June 30, 2007, compared with $152.1 million at December 31, 2006 and $101.2 million at June 30, 2006. The amount allocated to commercial and commercial real estate loans, including construction loans, totaled $110.0 million at June 30, 2007 compared with $94.8 million at December 31, 2006 and $56.1 million at June 30, 2006. The increase from December 31, 2006 was due to higher overall risk factors. The increase from June 30, 2006 was primarily due to including the legacy Republic portfolio. The risk allocated allowance for residential real estate loans totaled $13.0 million at June 30, 2007, compared with $15.1 million at December 31, 2006 and $6.2 million at June 30, 2006. The decrease over December 31, 2006 was due to a combination of lower balances and risk factors. The increase from June 30, 2006 was due to including the legacy Republic portfolio. The risk allocated allowance for consumer loans totaled $38.6 million at June 30, 2007, compared with $42.2 million at December 31, 2006 and $38.9 million at June 30, 2006. The decrease from December 31, 2006 reflected both lower balances and lower risk factors.
The general valuation allowances decreased to $7.5 million at June 30, 2007 compared with $9.4 million at December 31, 2006 and $7.3 million at June 30, 2006. The decrease from December 31, 2006 was primarily the result of a realignment of the commercial risk factors between general and quantitative classification. The increase from June 30, 2006 is due to including the legacy Republic portfolio. The general valuation portion of the allowance is maintained to address the uncertainty of losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio, and other factors deemed relevant by management’s judgment.
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
The provision for loan losses was $31.9 million in the second quarter of 2007 compared with $1.1 million in the second quarter of 2006. For the first six months of 2007, the provision for loan losses totaled $35.4 million compared with $4.1 million for the same period of 2006. The increases reflect the higher commercial net charge-offs and a higher rate of risk rating downgrades associated with the commercial real estate portfolio as well as incorporating Republic reserve requirements.
Citizens anticipates net charge-offs and provision expense for the third quarter of 2007 will be lower than the second quarter of 2007. In light of the challenging economic environment in the Midwest and further industry-wide pressure on consumer and commercial loan portfolios, particularly those supported by real estate, net charge-offs and the provision expense may be higher than the trend from quarters previous to the second quarter of 2007.
Loans Held for Sale
Loans held for sale at June 30, 2007 were $85.9 million, a decrease of $86.9 million or 50.3% from December 31, 2006 and an increase of $67.9 million over June 30, 2006. The decline from December 31, 2006 was primarily the result of $26.0 million in consumer loans sold as part of the branch divestiture completed on April 27, 2007, a $23.3 million commercial loan sale during the first quarter of 2007, partially offset by a seasonal increase in mortgage origination volume. The consumer loans were transferred to loans held for sale at the time of the Republic merger due to the pending branch divestiture which was required to obtain regulatory approval for the merger. The increase over June 30, 2006 was almost entirely due to incorporating Republic loans, which include residential mortgage loans awaiting sale in the secondary market and $43.8 million in commercial real estate loans that were transferred to loans held for sale to reflect alignment with Citizens’ lending philosophies.
Goodwill and Other Intangible Assets
Goodwill at June 30, 2007 totaled $780.9 million, essentially unchanged from December 31, 2006 and an increase of $726.4 million over June 30, 2006. Other intangible assets, which primarily represent a premium on core deposits, totaled $36.0 million at June 30, 2007, a decrease of $10.1 million or 21.8% from December 31, 2006 and an increase of $26.3 million over June 30, 2006. The increases were the result of accounting for the Republic merger as a purchase, where all assets and liabilities were recorded at their respective estimated fair market values as of December 29, 2006. The decrease in other intangible assets from December 31, 2006 was primarily the result of completing the branch divestiture and continued amortization of the premium assigned to Republic’s core deposits at the merger date.
Deposits
Total deposits at June 30, 2007 decreased $616.4 million or 7.1% from December 31, 2006 to $8.1 billion and increased $2.4 billion over June 30, 2006. Core deposits, which exclude all time deposits, totaled $4.1 billion at June 30, 2007, a decrease of $310.8 million or 7.0% from December 31, 2006 and an increase of $879.9 million over June 30, 2006, primarily as a result of incorporating Republic balances. The decrease in core deposits from December 31, 2006 was primarily a result of the aforementioned branch divestiture, the transfer of $49.9 million in legacy Republic deposits to securities sold under agreements to repurchase as a result of product changes at the time of the computer system conversion, Citizens not renewing a $40.0 million wholesale money market deposit account, and, to a lesser extent, some legacy Republic clients migrating their funds elsewhere in the market, partially offset by growth in noninterest-bearing deposits. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. Time deposits totaled $4.0 billion at June 30, 2007, a decrease of $305.6 million or 7.2% from December 31, 2006 and an increase of $1.5 billion over June 30, 2006. The decrease from December 31, 2006 was primarily the result of Citizens not renewing $297.0 million in brokered certificates of deposit and the aforementioned branch divestiture. In addition to the impact of the Republic merger, the increase over June 30, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth, partially offset by the reduction as a result of the aforementioned branch divestiture.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At June 30, 2007, Citizens had $321.8 million in brokered deposits, compared with $594.0 million at December 31, 2006 and $312.8 million at June 30, 2006. The decrease from December 31, 2006 was primarily the result of not renewing $297.0 million in brokered certificates of deposit. The increase from June 30, 2006 was a result of incorporating the Republic balances. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at June 30, 2007 Citizens had approximately $1.6 billion in time deposits of $100,000 or more, compared with $2.1 billion at December 31, 2006 and $924.3 million at June 30, 2006. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans. Short-term borrowed funds at June 30, 2007 totaled $687.2 million, a decrease of $251.7 million from December 31, 2006 and an increase of $219.5 million over June 30, 2006. The decrease from December 31, 2006 was primarily the result of retiring $81.9 million in securities sold under agreements to repurchase and $165.0 million less in federal funds purchased. The increase over June 30, 2006 was due primarily to incorporating Republic balances, partially offset by maturing investment securities cash flow that was not fully reinvested in 2006.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2007 totaled $2.8 billion, an increase of $169.6 million or 6.4% over December 31, 2006 due mostly to an increase in FHLB debt, and an increase of $1.9 billion over June 30, 2006. The increase over June 30, 2006 was primarily the result of the Republic merger and Citizens’ issuance of $150.0 million in enhanced trust preferred securities on October 3, 2006.

On March 2, 2007, Citizens retired $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points on the same date. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of June 30, 2007.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of June 30, 2007, December 31, 2006 and June 30, 2006 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	June 30,	December 31,	June 30,
	Required	Capitalized”	2007	2006	2006

Risk based:
Tier 1 capital	4.00%	6.00%	8.91%	9.41%	9.96%
Total capital	8.00	10.00	11.38	11.90	13.20

Tier 1 Leverage (1)	4.00	5.00	7.33	7.22	8.21

(1)	For December 31, 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006
Shareholders’ equity at June 30, 2007 was $1.5 billion, essentially unchanged from December 31, 2006 and an increase of $884.3 million over June 30, 2006. Book value per common share at June 30, 2007, December 31, 2006, and June 30, 2006 was $20.28, $20.58, and $15.15, respectively. Citizens declared and paid cash dividends of $0.29 per share in the second quarter of 2007, compared with $0.29 per share in the second quarter of 2006. During the first six months of 2007 the Holding Company repurchased a total of 555,046 shares of common stock for $11.5 million as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. For the first six months of 2007, the Holding Company received $51.0 million in dividends from subsidiaries and paid $43.9 million in dividends to its shareholders. As of June 30, 2007, the subsidiary banks are able to pay dividends of $46.0 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of June 30, 2007, there was no outstanding balance on this credit facility. The current facility will mature in August 2007 and is expected to be renewed at that time on substantially similar terms. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, non-performing asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of June 30, 2007.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 183.07% as of June 30, 2007 compared with 169.42% at December 31, 2006 and 143.42% as of June 30, 2006. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2007 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Moody’s Investor Service in March 2007 and Fitch Ratings, Standard and Poor’s Ratings Service, and Dominion Bond Rating Service in June 2007. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
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
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee, which oversees interest rate risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A combination of complementary techniques are used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
Static repricing gap analysis provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s rate sensitive assets and liabilities into repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing periods based upon historical experience. Repricing for assets includes the effect of expected prepayments on cash flows.
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $323.9 million or 2.4% of total assets as of June 30, 2007. This reflects a less liability sensitive position than at December 31, 2006 due to the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding with longer-term fixed rate funding. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2007 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of June 30, 2007 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 1.7% and 4.4%, respectively, from what it would be if rates were to remain at June 30, 2007 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to increase net interest income by 0.7% and 0.4%, respectively, from what it would be if rates were to remain at June 30, 2007 levels. These measurements represent an interest rate risk position consistent with the position at December 31, 2006. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2007, Citizens had forward commitments to sell mortgage loans of $85.6 million. Further discussion of derivative instruments is included in Note 14 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2006 Annual Report on Form 10-K, except as set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk of this Form 10-Q.
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
Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. As permitted by applicable interpretations of Rule 13a-15, management’s assessment of internal control over financial reporting as of December 31, 2006 did not include an assessment of the internal control over financial reporting of Republic as of such date. Republic’s operations will be included in the assessment of internal controls over financial reporting as of December 31, 2007.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2006 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(a)
April 2007	—		—	—	1,701,154
May 2007	110,029	(a)	19.34	110,000	1,591,154
June 2007	255,633	(a)	19.49	240,000	1,351,154

Total	365,662		19.44	350,000	1,351,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain share awards were not part of the repurchase program approved in October 2003 and included 29 shares in May at a price of $20.71 per share and 15,633 shares in June at a price of $18.56 per share.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of June 30, 2007, 1,351,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders
Citizens held its Annual Meeting of Shareholders on April 26, 2007 at which the shareholders voted to amend Article I of the Corporation’s Amended and Restated Articles of Incorporation to change the name of the corporation from Citizens Banking Corporation to Citizens Republic Bancorp, Inc. and to elect five nominees to the Board of Directors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld with respect to the name change and each nominee.

	For	Against	Abstain	Broker non-votes
Amend Articles of Incorporation to change name to Citizens Republic Bancorp, Inc.	62,378,694	915,353	821,240	0

Director	For	Withheld	% Votes For
Richard J. Dolinski	61,199,383	2,915,910	80.77
William R. Hartman	61,601,707	2,513,586	81.30
Gary J. Hurand	62,191,423	1,923,870	82.08
Dennis J. Ibold	61,896,537	2,218,757	81.69
Kendall B. Williams	60,849,506	3,265,788	80.31
Item 5. Other Information
On May 23, 2007, the Compensation and Human Resources Committee of the Corporation’s Board of Directors (the “Compensation Committee”) approved the Management Incentive Plan for 2007 (the “2007 MIP”) applicable to management employees, including the Corporation’s executive officers whose compensation was disclosed in the Corporation’s 2007 annual meeting proxy statement (the “NEOs”). The 2007 MIP is designed to motivate participants to achieve strategic goals, to strengthen links between pay and the performance of Citizens, and to align management’s interests more closely with the interests of shareholders. Seventy percent of the target bonus amounts for the NEOs is based on the performance of the Corporation and 30% is based on individual performance.
The target amount based on the performance of the Corporation is calculated by multiplying 70% of the NEO’s “targeted incentive pool” times the Corporation’s “weighted average corporate result.” An NEO’s targeted incentive pool, stated in dollars, is a function of (i) the executive’s salary, (ii) the “participation rate” established by the Compensation Committee for the executive, and (iii) the number of months the executive is employed by the Corporation. The Corporation’s weighted corporate result, stated as a percentage, will be measured in 2007 in terms of achieving at least minimum specified targets for (a) total revenue, (b) net income after taxes, (c) nonperforming assets, and (d) merger cost savings, with the Corporation’s weighted corporate result based on the extent to which each minimum target is exceeded. These performance factors are weighted so as to place the most emphasis on total revenue, less on net income after taxes, still less on nonperforming assets, and the least on merger cost savings. The Compensation Committee has discretion to adjust the numbers to exclude extraordinary items and the impact of equity compensation.
The individual performance based portion of each NEO bonus is determined through qualitative goals pertaining to the NEO’s area of responsibility and a subjective analysis of each of the executive’s performance by management or, in the case of the Chief Executive Officer, the Compensation Committee. The Compensation Committee has discretion to adjust all awards under the 2007 MIP upward or downward in appropriate circumstances. The 2007 MIP does not purport to be a contract and is subject to change or termination at any time by Citizens.
The 2007 MIP is attached to this report as Exhibit 10.39 and incorporated herein by reference. The above description of the 2007 MIP does not purport to be a complete statement of all of the terms of the 2007 MIP and is qualified in its entirety by reference to the 2007 MIP.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation as amended on April 26, 2007 (incorporated by reference from Exhibit 3.1 of Citizens’ First Quarter 2007 Report on Form 10-Q)

10.36	Release and Settlement Agreement with Dana M. Cluckey, dated April 26, 2007 (incorporated by reference from Exhibit 10.36 of Citizens’ First Quarter 2007 Report on Form 10-Q)

10.37	Form of Restricted Stock Agreement (Employee Version as of May 2007)

10.38	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007)

10.39	2007 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: August 3, 2007	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation as amended on April 26, 2007 (incorporated by reference from Exhibit 3.1 of Citizens’ First Quarter 2007 Report on Form 10-Q)

10.36	Release and Settlement Agreement with Dana M. Cluckey, dated April 26, 2007 (incorporated by reference from Exhibit 10.36 of Citizens’ First Quarter 2007 Report on Form 10-Q)

10.37	Form of Restricted Stock Agreement (Employee Version as of May 2007)

10.38	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007)

10.39	2007 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.