Form 10-Q
period 2007-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2007-11-02
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007

Common Stock, No Par Value	75,632,076 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$224,683	$223,747	$151,591
Money market investments	5,193	203	165
Investment Securities:
Securities available for sale, at fair value	2,177,516	2,839,456	1,379,240
Securities held to maturity, at amortized cost (fair value of $122,186, $110,283 and $104,397, respectively)	122,610	109,744	102,667

Total investment securities	2,300,126	2,949,200	1,481,907
FHLB and Federal Reserve stock	142,107	132,895	58,193
Portfolio loans:
Commercial	2,236,131	2,004,894	1,788,922
Commercial real estate	3,068,540	3,120,613	1,468,952

Total commercial	5,304,671	5,125,507	3,257,874
Residential mortgage	1,460,993	1,543,533	545,171
Direct consumer	1,602,126	1,721,410	1,090,757
Indirect consumer	851,436	840,632	859,573

Total portfolio loans	9,219,226	9,231,082	5,753,375
Less: Allowance for loan losses	(176,958)	(169,104)	(113,076)

Net portfolio loans	9,042,268	9,061,978	5,640,299
Loans held for sale	76,384	172,842	11,689
Premises and equipment	130,148	139,490	117,821
Goodwill	778,516	781,635	54,527
Other intangible assets	33,206	46,071	8,959
Bank owned life insurance	212,243	206,851	86,580
Other assets	278,275	287,700	135,803

Total assets	$13,223,149	$14,002,612	$7,747,534

Liabilities
Noninterest-bearing deposits	$1,104,992	$1,223,113	$893,320
Interest-bearing demand deposits	795,950	923,848	739,895
Savings deposits	2,136,082	2,280,496	1,467,622
Time deposits	3,904,715	4,270,604	2,524,509

Total deposits	7,941,739	8,698,061	5,625,346
Federal funds purchased and securities sold under agreements to repurchase	764,527	922,328	342,736
Other short-term borrowings	33,274	16,551	13,298
Other liabilities	120,968	169,022	73,752
Long-term debt	2,800,768	2,638,964	1,018,095

Total liabilities	11,661,276	12,444,926	7,073,227
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized - 100,000,000 shares; Issued and outstanding - 75,633,669 at 9/30/07, 75,675,944 at 12/31/06, and 42,904,289 at 9/30/06	973,619	980,772	79,730
Retained earnings	591,306	584,289	596,040
Accumulated other comprehensive loss	(3,052)	(7,375)	(1,463)

Total shareholders’ equity	1,561,873	1,557,686	674,307

Total liabilities and shareholders’ equity	$13,223,149	$14,002,612	$7,747,534

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$171,650	$102,871	$514,814	$294,415
Interest and dividends on investment securities:
Taxable	21,238	11,960	67,337	37,267
Tax-exempt	7,310	5,278	21,947	15,854
Dividends on FHLB and Federal Reserve stock	1,603	614	4,736	1,981
Money market investments	53	21	89	34

Total interest income	201,854	120,744	608,923	349,551

Interest Expense
Deposits	64,380	40,004	195,015	106,301
Short-term borrowings	5,439	3,596	25,504	12,727
Long-term debt	37,162	11,499	98,413	31,413

Total interest expense	106,981	55,099	318,932	150,441

Net Interest Income	94,873	65,645	289,991	199,110
Provision for loan losses	3,765	1,190	39,122	5,329

Net interest income after provision for loan losses	91,108	64,455	250,869	193,781

Noninterest Income
Service charges on deposit accounts	12,515	9,674	35,701	28,070
Trust fees	4,973	4,633	14,931	14,647
Mortgage and other loan income	2,939	2,267	13,334	6,383
Brokerage and investment fees	2,141	1,885	5,872	5,103
ATM network user fees	1,601	988	4,820	2,993
Bankcard fees	1,695	1,213	4,318	3,399
Other income	4,732	2,884	14,321	12,203

Total fees and other income	30,596	23,544	93,297	72,798
Investment securities gains (losses)	8	—	(25)	61

Total noninterest income	30,604	23,544	93,272	72,859

Noninterest Expense
Salaries and employee benefits	42,115	32,569	132,251	97,515
Occupancy	7,377	5,604	23,363	16,837
Professional services	5,096	3,486	13,599	11,267
Equipment	3,227	3,191	10,793	9,658
Data processing services	3,724	3,779	12,360	11,232
Advertising and public relations	1,003	1,211	6,070	4,179
Postage and delivery	1,777	1,559	5,937	4,650
Telephone	2,155	1,394	5,937	4,250
Other loan expenses	1,245	1,407	3,237	3,040
Stationery and supplies	466	653	2,111	2,011
Intangible asset amortization	2,803	725	8,875	2,174
Restructuring and merger-related expenses	1,009	—	8,603	—
Other expense	5,346	3,824	15,407	14,226

Total noninterest expense	77,343	59,402	248,543	181,039

Income Before Income Taxes	44,369	28,597	95,598	85,601
Income tax provision	12,605	7,616	22,723	22,957

Net Income	$31,764	$20,981	$72,875	$62,644

Net Income Per Common Share:
Basic	$0.42	$0.49	$0.97	$1.47
Diluted	0.42	0.49	0.96	1.46
Cash Dividends Declared Per Common Share	0.290	0.290	0.870	0.865

Average Common Shares Outstanding:
Basic	75,353	42,587	75,391	42,658
Diluted	75,501	42,709	75,688	42,795
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2007	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income			72,875		72,875
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				5,120
Net change in unrealized gain/(loss) on qualifying cash flow hedges				(797)

Other comprehensive income total					4,323

Total comprehensive income					77,198
Proceeds from stock options exercised and restricted stock activity	621	3,934			3,934
Recognition of stock-based compensation		2,427			2,427
Cash dividends declared on common shares — $0.870 per share			(65,858)		(65,858)
Shares acquired for retirement	(663)	(13,514)			(13,514)

Balance — September 30, 2007	75,634	$973,619	$591,306	$(3,052)	$1,561,873

Balance at January 1, 2006	42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income			62,644		62,644
Other comprehensive income:
Net unrealized gain/(loss) on securities available-for-sale, net of reclassification adjustment for net gains included in net income				(1,406)
Net change in unrealized gain/(loss) on qualifying cash flow hedges				(511)

Other comprehensive income total					(1,917)

Total comprehensive income					60,727
Proceeds from stock options exercised and restricted stock activity	71	1,568			1,568
Recognition of stock-based compensation	200	1,584			1,584
Cash dividends declared on common shares — $0.865 per share			(37,087)		(37,087)
Shares acquired for retirement	(335)	(8,948)			(8,948)

Balance — September 30, 2006	42,904	$79,730	$596,040	$(1,463)	$674,307

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2007	2006

Operating Activities:
Net income	$72,875	$62,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,122	5,329
Depreciation and software amortization	10,094	8,897
Amortization of intangibles	8,874	2,174
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(35,636)	—
Discount accretion and amortization of issuance costs on long term debt	691	—
Net (accretion) amortization on investment securities	(3,306)	152
Investment securities losses (gains)	25	(61)
Loans originated for sale	(405,033)	(170,352)
Proceeds from sales of loans held for sale	489,028	177,662
Net gains from loan sales	(7,756)	(2,747)
Net (gain) loss on sale of other real estate	(440)	492
Excess tax benefits from stock-based compensation arrangements	—	(173)
Recognition of stock-based compensation	2,427	1,584
Other	(60,587)	(22,088)

Net cash provided by operating activities	110,378	63,513
Investing Activities:
Net (increase) decrease in money market investments	(4,990)	215
Securities available-for-sale:
Proceeds from sales	364,421	114
Proceeds from maturities and payments	443,750	200,647
Purchases	(144,280)	(82,468)
Securities held-to-maturity:
Purchases	(12,869)	(20,308)
Sale of branches, net of cash received	(163,592)	—
Net increase (decrease) in loans and leases	1,494	(145,909)
Proceeds from sales of other real estate	11,571	2,756
Net increase in properties and equipment	(1,677)	(4,988)

Net cash provided (used) by investing activities	493,828	(49,941)
Financing Activities:
Net decrease in demand and savings deposits	(189,529)	(196,574)
Net (decrease) increase in time deposits	(370,863)	348,081
Net decrease in short-term borrowings	(139,076)	(173,087)
Proceeds from issuance of long-term debt	1,341,750	225,453
Principal reductions in long-term debt	(1,170,114)	(216,308)
Cash dividends paid	(65,858)	(37,087)
Proceeds from stock options exercised and restricted stock activity	3,934	1,568
Excess tax benefits related to stock-based compensation arrangements	—	173
Shares acquired for retirement	(13,514)	(8,948)

Net cash used by financing activities	(603,270)	(56,729)

Net increase (decrease) in cash and due from banks	936	(43,157)
Cash and due from banks at beginning of period	223,747	194,748

Cash and due from banks at end of period	$224,683	$151,591

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$23,540	$4,446
See notes to consolidated financial statements.

Part I – Financial Information
Item 1 – Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc., formerly Citizens Banking Corporation, (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2006 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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
Note 2. New Accounting Pronouncements
Final FASB Statements
SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the most relevant measurement attribute. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Citizens is in the process of evaluating the guidance in SFAS 157 and has yet to determine the impact of adoption on its financial condition, results of operations, or liquidity.
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
Note 3. Merger and Acquisition Activity
Effective December 29, 2006, Citizens acquired 100% of the outstanding stock of Republic Bancorp Inc. in a merger. Republic’s results of operations for the three and nine months ended September 30, 2007 were included with Citizens’ results.
Details of the merger, including the allocation of the purchase price, are included in Citizens’ 2006 Annual Report on Form 10-K. The allocation of the purchase price is subject to change as the determination of Republic’s asset and liability values are finalized within one year from the merger date. As of September 30, 2007, the allocation had not significantly changed from December 31, 2006.
The following unaudited pro-forma condensed combined financial information presents Citizens’ results of operations for the three and nine months ended September 30, 2006, assuming the merger had taken place as of January 1, 2006 and was compiled under the same assumptions as used in “Note 4. Business Combinations” in Citizens’ 2006 Annual Report on Form 10-K. For comparative purposes, the historical results of operations for Citizens without Republic are displayed in the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Pro-forma	Citizens historical	Pro-forma	Citizens historical
(in thousands)	combined	without Republic	combined	without Republic
Net interest income	$102,446	$65,645	$315,844	$199,110
Provision for loan losses	3,640	1,190	10,929	5,329
Noninterest income	33,233	23,544	97,261	72,859
Other noninterest expense	78,114	59,402	238,734	181,039
Income before income taxes	53,925	28,597	163,442	85,601
Net Income	$38,484	$20,981	$116,043	$62,644

Net income per common share:
Basic	$0.51	$0.49	$1.54	$1.47
Diluted	0.51	0.49	1.53	1.46

Weighted average shares outstanding during the period:
Basic	75,246	42,587	75,353	42,658
Diluted	75,666	42,709	75,776	42,795
As of December 31, 2006, Citizens had reserves of $9.0 million for restructuring and $27.8 million for merger-related costs. In addition, Citizens assumed $9.1 million in other transaction and system-related reserves from Republic. The restructuring and merger-related reserves were established for integration activity costs associated with severance expenses, computer system conversions and branch consolidations. Refinement of the reserves will occur throughout 2007 as Citizens executes its merger integration and restructuring plans. The following table presents the activity in the restructuring reserve during the nine months ended September 30, 2007.

Restructuring Reserve

	Balance	Changes in 2007			Balance
	December 31,		Cash	Other	September 30,
(in thousands)	2006	Additions	Payments	Adjustments	2007

Personnel	$4,323	$2,384	$(4,348)	$—	$2,359
Facilities/Branches	3,895	1,928	(995)	(32)	4,796
Systems/Other	791	384	(1,138)	—	37

	$9,009	$4,696	$(6,481)	$(32)	$7,192

The following table presents the activity in the merger reserve during the nine months ended September 30, 2007.
Merger-related Reserve

	Balance	Changes in 2007			Balance
	December 31,		Cash	Other	September 30,
(in thousands)	2006	Additions	Payments	Adjustments	2007

Personnel	$17,603	$1,778	$(15,468)	$(1,339)	$2,574
Professional	7,621	—	(6,603)	(750)	268
Facilities/Branches	2,205	17	(968)	413	1,667
Systems/Other	351	60	(411)	—	—

	27,780	1,855	(23,450)	(1,676)	4,509

Other Transaction and System Reserves	9,088	2,052	(11,089)	(6)	45

	$36,868	$3,907	$(34,539)	$(1,682)	$4,554

The other adjustment of $1.7 million to the merger-related reserve represents a reduction in projected severance and professional services payments, partially offset by higher projected facilities/branch payments.
As displayed in the tables above, restructuring charges and merger-related charges of $8.6 million were recorded for the nine months ended September 30, 2007. Citizens projects additional restructuring expenses and merger-related expenses will be immaterial for the remainder of 2007.
Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	September 30, 2007				December 31, 2006
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$39,854	$39,854	$—	$—
Federal Agencies	298,215	301,146	3,304	373	436,679	436,315	1,044	1,408
Collateralized Mortgage Obligations	610,264	611,369	2,735	1,630	794,395	791,739	242	2,898
Mortgage-backed	698,937	698,909	4,415	4,443	998,871	994,767	393	4,497
State and municipal	559,222	565,640	8,329	1,911	566,230	575,907	10,328	651
Other	407	452	45	—	835	874	40	1

Total available for sale	$2,167,045	$2,177,516	$18,828	$8,357	$2,836,864	$2,839,456	$12,047	$9,455

Held to Maturity:
State and municipal
Total held to maturity	$122,610	$122,186	$613	$1,037	$109,744	$110,283	$905	$366

FHLB and Fed Reserve stock	$142,107	$142,107	$—	$—	$132,895	$132,895	$—	$—

Securities with unrealized losses as of September 30, 2007 and December 31, 2006 are displayed in the following tables.
As of September 30, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	—	—	59,765	373	59,765	373
Collateralized Mortgage Obligations	141,446	728	127,824	902	269,270	1,630
Mortgage-backed	71,321	534	117,735	3,909	189,056	4,443
State and municipal	155,939	1,393	18,909	518	174,848	1,911
Other	—	—	—	—	—	—

Total available for sale	368,706	2,655	324,233	5,702	692,939	8,357

Held to Maturity:
State and municipal	56,945	734	15,808	303	72,753	1,037

Total held to maturity	56,945	734	15,808	303	72,753	1,037

Total	$425,651	$3,389	$340,041	$6,005	$765,692	$9,394

As of December 31, 2006

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies	129,466	892	129,864	516	259,330	1,408
Collateralized Mortgage Obligations	166,655	1,476	91,594	1,422	258,249	2,898
Mortgage-backed	202,468	3,217	40,629	1,280	243,097	4,497
State and municipal	37,016	345	15,200	306	52,216	651
Other	—	—	103	1	103	1

Total available for sale	535,605	5,930	277,390	3,525	812,995	9,455

Held to Maturity:
State and municipal	33,278	207	10,252	159	43,530	366

Total held to maturity	33,278	207	10,252	159	43,530	366

Total	$568,883	$6,137	$287,642	$3,684	$856,525	$9,821

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

Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2007 and 2006 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses — beginning of period	$181,118	$114,560	$169,104	$116,400
Provision for loan losses	3,765	1,190	39,122	5,329
Charge-offs:
Commercial	1,618	597	4,400	2,372
Commercial real estate	1,270	585	15,975	1,807

Total commercial	2,888	1,182	20,375	4,179
Residential mortgage	1,602	252	3,128	755
Direct consumer	3,188	983	8,301	3,868
Indirect consumer	2,312	1,840	6,397	6,244

Charge-offs	9,990	4,257	38,201	15,046

Recoveries:
Commercial	1,026	543	2,796	2,719
Commercial real estate	100	50	814	614

Total commercial	1,126	593	3,610	3,333
Residential mortgage	1	22	108	125
Direct consumer	500	485	1,353	1,102
Indirect consumer	438	483	1,862	1,833

Recoveries	2,065	1,583	6,933	6,393

Net charge-offs	7,925	2,674	31,268	8,653

Allowance for loan losses — end of period	$176,958	$113,076	$176,958	$113,076

Nonperforming loans totaled $154.8 million at September 30, 2007. Certain of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation maintains a valuation reserve for impaired loans, referred to as the specific allowance. Total loans considered impaired and their related reserve balances at September 30, 2007, December 31, 2006 and September 30, 2006 follow:
Impaired Loan Information

	Balances			Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006	2007	2006	2006

Balances -
Impaired loans with valuation reserve	$44,527	$20,737	$18,540	$18,497	$7,550	$6,373
Impaired loans with no valuation reserve	20,943	21,641	465	—	—	—

Total impaired loans	$65,470	$42,378	$19,005	$18,497	$7,550	$6,373

Impaired loans on nonaccrual basis	$54,658	$11,321	$4,099	$18,425	$2,104	$1,746
Impaired loans on accrual basis	10,812	31,057	14,906	72	5,446	4,627

Total impaired loans	$65,470	$42,378	$19,005	$18,497	$7,550	$6,373

The average balance of impaired loans for the three months ended September 30, 2007 was $56.4 million and $16.6 million for the three months ended September 30, 2006. Of the $39.8 million increase, $27.6 million was due to incorporating Republic balances. Interest income recognized on impaired loans during the third quarter of 2007 and the third quarter of 2006 was $0.2 million. Cash collected and applied to outstanding principal during the third quarter of 2007 was $0.8 million. Cash collected and applied to outstanding principal in the same period of 2006 was immaterial.

Note 6. Long-term Debt
The components of long-term debt as of September 30, 2007, December 31, 2006 and September 30, 2006 are presented below.

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2011	$50,000	$—	$—
Subordinated debt:
5.75% subordinated notes due February 2013	118,883	117,788	118,474
Variable rate junior subordinated debenture due June 2033	25,702	25,628	24,738
7.50% junior subordinated debentures due September 2066	145,749	145,254	—
8.60% junior subordinated debentures due December 2031	—	51,546	—
Subsidiaries:
Federal Home Loan Bank advances	2,167,469	1,715,132	874,430
Other borrowed funds	292,965	583,616	453

Total long-term debt	$2,800,768	$2,638,964	$1,018,095

On March 2, 2007, Citizens retired $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points on the same date. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of September 30, 2007.
Note 7. Income Taxes
Citizens adopted FIN 48 on January 1, 2007. The adoption had no significant effect upon the Corporation’s financial condition. Unrecognized tax benefits as of January 1, 2007 and September 30, 2007 totaled $6.8 million and $6.4 million, respectively ($5.1 million and $5.0 million after the federal tax impact on state items). If ultimately recognized into income, these unrecognized tax benefits would increase net income by $4.4 million and $4.1 million, respectively, and thus impact the Corporation’s effective tax rate.
It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The accrued interest as of January 1, 2007 and September 30, 2007 totaled $0.5 million and $0.4 million, respectively. No penalties have been accrued.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of September 30, 2007:

Jurisdiction	Tax Years
Federal	2004 – 2006
Indiana	2003 – 2006
Wisconsin	1999 – 2006
Iowa	1999 – 2006
On March 31, 2007, Citizens finalized agreements under voluntary disclosure programs with three states in which certain subsidiaries had conducted lending activities but had not filed income tax returns and paid $0.5 million in state tax. Additionally, in the first quarter of 2007, Citizens recorded a $0.4 million benefit, net of federal taxes, to reverse the remaining reserve related to this matter.

Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine month periods ended September 30, 2007 and 2006 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$(20,674)	$(16,542)	$(7,375)	$454
Net unrealized gain on securities for the quarter, net of tax effect of $9,608 in 2007 and $8,398 in 2006, and net unrealized gain (loss) on securities for the nine month period, net of tax effect of $2,749 in 2007 and $(735) in 2006	17,842	15,596	5,104	(1,367)
Less: Reclassification adjustment for net (gains) losses on securities included in net income for the quarter, net of tax effect of $(3) in 2007, and included in net income for the nine month period, net of tax effect of $9 in 2007 and $(22) in 2006.	(5)	—	16	(39)
Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of $ (115) in 2007 and $(278) in 2006, and net change in unrealized loss for the nine month period, net of tax effect of $(429) in 2007 and $(275) in 2006.	(215)	(517)	(797)	(511)

Accumulated other comprehensive income, net of tax	$(3,052)	$(1,463)	$(3,052)	$(1,463)

Note 9. Pension Benefit Cost
The components of pension expense for the three and nine months ended September 30, 2007 and 2006 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Defined Benefit Pension Plans
Service cost	$—	$768	$—	$2,819
Interest cost	1,265	930	3,640	3,407
Expected return on plan assets	(1,956)	(1,890)	(5,869)	(5,669)
Amortization of unrecognized:
Prior service cost	3	48	8	142
Net actuarial loss	133	194	383	721

Net pension cost	$(555)	$50	$(1,838)	$1,420

Supplemental Pension Plans
Service cost	$—	$210	$—	$631
Interest cost	192	160	577	481
Amortization of unrecognized:
Prior service cost	42	—	126	—
Net actuarial loss	32	35	98	104

Net pension cost	$266	$405	$801	$1,216

Postretirement Benefit Plans
Service cost	$1	$1	$3	$4
Interest cost	124	55	372	392
Expected return on plan assets Amortization of unrecognized:
Prior service cost	(67)	(68)	(202)	(203)
Net actuarial loss	—	(3)	—	(21)

Net pension cost	$58	$(15)	$173	$172

Defined contribution retirement and 401K Plans
Employer contributions	$1,746	$909	$4,380	$2,318

Total periodic benefit cost	$1,515	$1,349	$3,516	$5,126

On December 31, 2006, Citizens adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement required Citizens to recognize the funded status of its pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in Citizens’ consolidated balance sheet. These amounts will be subsequently recognized as net periodic pension cost pursuant to Citizens’ accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
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
The service cost related to Citizens’ supplemental pension plans for 2007 decreased from 2006 as a result of the full vesting and accrual of participant benefits during 2006. The increase in the prior service cost for 2007 was the result of amortizing the cost of plan amendments made during 2007, which allowed for payment of benefits from corporate assets and provided a joint survivor benefit. As of September 30, 2007, $0.4 million of contributions have been made to the supplemental pension plans and Citizens anticipates that an additional $0.1 million of contributions will be made during the fourth quarter of 2007. As of September 30, 2007, $0.7 million of contributions have been made to the postretirement benefit plan and Citizens anticipates that an additional $0.3 million of contributions will be made during the fourth quarter of 2007.
Note 10. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. At September 30, 2007, Citizens had 3,657,562 shares of common stock reserved for future issuance under our current plan.
Beginning in 2006, restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Options expire ten years from the date of grant. Canceled and expired options become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards for the three and nine months ended September 30, 2007 and September 30, 2006:
Analysis of Stock-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Stock Option Compensation	$9	$8	$26	$43
Restricted Stock Compensation	967	763	2,401	1,541

Stock-based compensation expense before income taxes	976	771	2,427	1,584
Income tax benefit	(342)	(270)	(849)	(554)

Total stock-based compensation expense after income taxes	$634	$501	$1,578	$1,030

The increase in restricted stock compensation expense is due to the annual awards to directors and certain officers totaling 259,937 shares, which were awarded on May 23, 2007. The expense related to this grant was $0.4 million and $0.7 million for the three and nine months ended September 30, 2007, respectively.
Cash proceeds from the exercise of stock options were $1.3 million and $5.2 million for the three and nine months ended September 30, 2007 and less than $0.1 million and $1.4 million for the three and nine months ended September 30, 2006. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and operating cash outflows on the Consolidated Statement of Cash Flows.

There were no stock options granted in the three and nine months ended September 30, 2007 and a single grant for 500 shares of nonqualified stock options during the three and nine month periods ended September 30, 2006. Stock option activity for the nine months ended September 30, 2007 follows:

	Options
		Weighted	Weighted
		Average	Average	(in thousands)
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2006	4,775,700	$24.95
Granted	—	—
Exercised	(382,816)	13.71
Forfeitures or Expirations	(200,522)	28.28

Outstanding at September 30, 2007	4,192,362	$25.82	4.2 yrs	$1,435

Exercisable	4,184,717	$25.81	4.2 yrs	$1,435

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of the date of this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on September 30, 2007 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.3 million and $3.2 million, respectively. The fair value of options vested was less than $0.1 million for both the three and nine month periods ended September 30, 2007.
As of September 30, 2007, $8.2 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2007.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2006	293,087	$25.13
Granted	294,449	19.13
Vested	(88,542)	24.81
Forfeited	(30,599)	25.81

Restricted stock at September 30, 2007	468,395	$21.35

The total fair value of shares vested during the nine months ended September 30, 2007 was $1.8 million.

Note 11. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$31,764	$20,981	$72,875	$62,644

Denominator:
Basic earnings per share — weighted average shares	75,353	42,587	75,391	42,658
Effect of dilutive securities — potential conversion of employee stock options	148	122	297	137

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	75,501	42,709	75,688	42,795

Basic earnings per share	$0.42	$0.49	$0.97	$1.47

Diluted earnings per share	$0.42	$0.49	$0.96	$1.46

Note 12. Lines of Business
On July 31, 2007, Citizens announced a new management structure designed to expand and grow client relationships and focus on revenue generation. The Commercial, Regional Banking and Wealth Management lines of business are now served through six geographic regions, each managed by a region president. The commercial real estate, asset based lending, commercial products sales, and trust teams continue to be managed centrally. Additionally, a new shared services group has been developed to support Citizens’ sales and service efforts. At this time, Citizens is beginning to transition its management reporting to the new management structure and is expected to be complete by the end of 2007.
For the three and nine months ended September 30, 2007 and 2006, Citizens believes that the previous Commercial Banking, Consumer Banking, Wealth Management and Other business lines are still a valid means of segmenting the Corporation and provide meaningful information. This view aligns with the reporting currently being used by its key decision makers in evaluating the performance of the Corporation. For the three and nine months ended September 30, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. The restructure and merger-related expenses were recorded in the Other business line. There are no significant intersegment revenues.

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended September 30, 2007

Net interest income (taxable equivalent)	$47,837	$49,116	$209	$2,331	$99,493
Provision for loan losses	(2,934)	6,730	(31)	—	3,765

Net interest income after provision	50,771	42,386	240	2,331	95,728
Noninterest income	4,550	16,336	7,029	2,689	30,604
Noninterest expense	22,892	40,579	5,453	8,419	77,343

Income before income taxes	32,429	18,143	1,816	(3,399)	48,989
Income tax expense (taxable equivalent)	10,560	6,350	635	(320)	17,225

Net income	$21,869	$11,793	$1,181	$(3,079)	$31,764

Average assets (in millions)	$5,072	$1,847	$27	$6,219	$13,165

Earnings Summary — Three Months Ended September 30, 2006 (1)

Net interest income (taxable equivalent)	$30,959	$35,743	$256	$2,100	$69,058
Provision for loan losses	(2,574)	3,764	—	—	1,190

Net interest income after provision	33,533	31,979	256	2,100	67,868
Noninterest income	3,738	12,057	6,438	1,311	23,544
Noninterest expense	18,466	30,002	5,559	5,375	59,402

Income before income taxes	18,805	14,034	1,135	(1,964)	32,010
Income tax expense (taxable equivalent)	6,619	4,912	397	(899)	11,029

Net income	$12,186	$9,122	$738	$(1,065)	$20,981

Average assets (in millions)	$3,115	$1,096	$27	$3,485	$7,723

Line of Business Information

	Commercial	Consumer	Wealth
(in thousands)	Banking	Banking	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2007

Net interest income (taxable equivalent)	$143,218	$144,247	$614	$15,786	$303,865
Provision for loan losses	25,553	13,566	3	—	39,122

Net interest income after provision	117,665	130,681	611	15,786	264,743
Noninterest income	13,435	51,833	20,439	7,565	93,272
Noninterest expense	64,494	129,589	17,023	37,437	248,543

Income before income taxes	66,606	52,925	4,027	(14,086)	109,472
Income tax expense (taxable equivalent)	23,312	18,524	1,409	(6,648)	36,597

Net income	$43,294	$34,401	$2,618	$(7,438)	$72,875

Average assets (in millions)	$5,054	$1,984	$27	$6,260	$13,325

Earnings Summary — Nine Months Ended September 30, 2006 (1)

Net interest income (taxable equivalent)	$92,281	$106,075	$905	$10,062	$209,323
Provision for loan losses	(2,228)	7,557	—	—	5,329

Net interest income after provision	94,509	98,518	905	10,062	203,994
Noninterest income	11,256	38,074	19,512	4,017	72,859
Noninterest expense	54,321	93,084	16,852	16,782	181,039

Income before income taxes	51,444	43,508	3,565	(2,703)	95,814
Income tax expense (taxable equivalent)	18,116	15,228	1,248	(1,422)	33,170

Net income	$33,328	$28,280	$2,317	$(1,281)	$62,644

Average assets (in millions)	$3,057	$1,047	$28	$3,550	$7,682

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
Amounts available to clients under loan commitments and standby letters of credit follow:

	September 30,	December 31,
(in thousands)	2007	2006

Loan commitments and letters of credit:
Commitments to extend credit	$2,574,520	$2,559,121
Financial standby letters of credit	112,396	146,863
Performance standby letters of credit	26,630	24,609
Commercial letters of credit	260,885	194,834

Total loan commitments and letters of credit	$2,974,431	$2,925,427

At September 30, 2007 and December 31, 2006, a liability of $5.6 million and $6.1 million, respectively, was recorded for possible losses on commitments to extend credit. In accordance with FIN 45, the liability representing the value of the guarantee obligations associated with certain letters of credit was $0.4 million at September 30, 2007 and totaled $0.6 million at December 31, 2006. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 14. Derivatives and Hedging Activities
SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, SFAS 149, and SFAS 155, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.
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

Derivative Financial Instruments:

	September 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps	$235,000	$223	$268,300	$(1,839)
Pay fixed swaps	24,000	14	104,000	1,242
Customer initiated swaps and corresponding offsets	505,332	—	378,590	—
Interest rate lock commitments	36,102	(21)	29,875	(11)
Forward mortgage loan contracts	75,220	(162)	78,498	257

Total	$875,654	$54	$859,263	$(351)

Derivative Classifications and Hedging Relationships:

	September 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$24,000	$14	$104,000	$1,242

Derivatives Designated as Fair Value Hedges:
Hedging time deposits	85,000	192	95,000	47
Hedging long-term debt	150,000	31	100,000	(390)
Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	73,300	(1,496)
Customer initiated swaps and corresponding offsets	505,332	—	378,590	—

Total	$764,332	$237	$750,890	$(597)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Banking Corporation and Subsidiaries

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Summary of Operations (thousands)
Net interest income	$94,873	$96,777	$98,341	$64,010	$65,645
Provision for loan losses	3,765	31,857	3,500	5,936	1,190
Total fees and other income	30,596	31,278	31,423	24,931	23,544
Investment securities gains (losses) (1)	8	—	(33)	(7,163)	—
Noninterest expense (2)	77,343	87,490	83,710	78,788	59,402
Income tax provision	12,605	(911)	11,029	(3,638)	7,616
Net income	31,764	9,619	31,492	692	20,981
Taxable equivalent adjustment	4,620	4,629	4,625	3,505	3,413
Cash dividends	21,934	21,960	21,964	12,443	12,435

Per Common Share Data
Basic net income	$0.42	$0.13	$0.42	$0.02	$0.49
Diluted net income	0.42	0.13	0.41	0.02	0.49
Cash dividends	0.290	0.290	0.290	0.290	0.290
Market value (end of period)	16.11	18.30	22.16	26.50	26.26
Book value (end of period)	20.65	20.28	20.78	20.58	15.72

At Period End (millions)
Assets	$13,223	$13,247	$13,317	$14,003	$7,748
Portfolio loans	9,219	9,216	9,178	9,231	5,753
Deposits	7,942	8,082	8,461	8,698	5,625
Shareholders’ equity	1,562	1,534	1,572	1,558	674

Average for the Quarter (millions)
Assets	$13,165	$13,241	$13,574	$7,770	$7,723
Portfolio loans	9,163	9,170	9,179	5,762	5,694
Deposits	8,049	8,157	8,525	5,597	5,680
Shareholders’ equity	1,536	1,551	1,552	683	659

Ratios (annualized)
Return on average assets	0.96%	0.29%	0.94%	0.04%	1.08%
Return on average shareholders’ equity	8.20	2.49	8.23	0.40	12.63
Average equity to average assets	11.67	11.72	11.43	8.79	8.53
Net interest margin (FTE) (3)	3.39	3.44	3.44	3.67	3.78
Efficiency ratio (4)	59.45	65.94	62.29	85.23	64.15
Net loans charged off to average portfolio loans	0.34	0.87	0.15	0.52	0.19
Allowance for loan losses to portfolio loans	1.92	1.97	1.84	1.83	1.97
Nonperforming assets to portfolio loans plus ORAA (end of period)	2.06	1.58	1.25	1.10	0.69
Nonperforming assets to total assets (end of period)	1.44	1.10	0.86	0.73	0.52
Leverage ratio (5)	7.49	7.33	7.64	7.22	8.29
Tier 1 capital ratio	9.28	9.09	9.89	9.41	10.13
Total capital ratio	11.78	11.59	12.42	11.90	13.37

(1)	Investment securities gains (losses) includes a $7.2 million impairment charge in the fourth quarter of 2006 related to the Republic merger.

(2)	Noninterest expense includes restructuring and merger related expenses of $1.0 million during the third quarter of 2007, $3.4 million during the second quarter of 2007, $4.2 million during the first quarter of 2007 and $11.3 million during the fourth quarter of 2006 related to the Republic merger.

(3)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(4)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

(5)	The Tier I leverage ratio is calculated using ending assets instead of average assets in the fourth quarter of 2006 due to the Republic merger on December 29, 2006.

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and nine month periods ended September 30, 2007. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2006 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2006 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud, Michigan automobile-related industry changes and shortfalls, deterioration in commercial and residential real estate values, and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	If Citizens is unable to retain legacy loans and deposits of Republic Bancorp Inc. (“Republic”) as a result of the conversion of Republic’s computer systems to Citizens’ systems and as a result of branch consolidations, it may not have the ability to retain and grow the Republic customer base and capture revenue synergies.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on the results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation, by-laws and shareholder rights agreement, as well as certain banking laws, may have an anti-takeover effect.
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
Summary
Citizens earned net income of $31.8 million for the three months ended September 30, 2007, which includes restructuring and merger-related expenses associated with the Republic merger. The results for the third quarter of 2007 represent an increase of $22.1 million over the third quarter of 2006 net income of $9.6 million. Diluted net income per share was $0.42, a decrease of $0.07 per share from the same quarter of last year. Annualized returns on average assets and average equity during the third quarter of 2007 were 0.96% and 8.20%, respectively, compared with 1.08% and 12.63% for the third quarter of 2006.
Net income for the first nine months of 2007 totaled $72.9 million or $0.96 per diluted share, which represents an increase in net income of $10.2 million and a decrease of $0.50 per diluted share from the same period of 2006.
Citizens is on track to achieve the projected annual cost savings of $31.0 million in connection with the merger, with 70% of the savings expected to be realized in 2007 and 100% in 2008 and thereafter. For example, Citizens’ noninterest expenses decreased by $10.1 million during the third quarter of 2007 compared with the previous quarter. The third quarter of 2007 included $1.0 million in restructuring and merger-related expenses, compared with $8.0 million of restructuring and merger-related and other expenses related to integration activities in the second quarter of 2007.
Total assets at September 30, 2007 were $13.2 billion, a decrease of $779.5 million or 5.6% from December 31, 2006 and an increase of $5.5 billion over September 30, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, using maturing investment securities cash flow to reduce short-term borrowings, selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies, and reducing loans held for sale by $26.0 million due to the branch divestiture completed on April 27, 2007. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over September 30, 2006. The increase in total portfolio loans over September 30, 2006 was almost entirely due to the Republic merger and, to a lesser extent, growth in legacy Citizens commercial loans, partially offset by declines in the legacy Citizens residential mortgage and direct consumer loan portfolios.
Total deposits at September 30, 2007 decreased $756.3 million or 8.7% from December 31, 2006 to $7.9 billion and increased $2.3 billion over September 30, 2006. Core deposits, which exclude all time deposits, totaled $4.0 billion at September 30, 2007, a decrease of $390.4 million or 8.8% from December 31, 2006 and an increase of $936.2 million over September 30, 2006. The decrease in core deposits from December 31, 2006 was primarily a result of divesting seven branches at the time of the computer system conversion during the second quarter of 2007, the transfer of $49.9 million in legacy Republic deposits to securities sold under agreements to repurchase as a result of product changes at the time of the computer system conversion in the second quarter of 2007, Citizens not renewing a $40.0 million wholesale money market deposit account, and, to a lesser extent, clients holding lower transaction account balances and some legacy Republic clients migrating their funds elsewhere in the market. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. The increase over September 30, 2006 was primarily the result of incorporating Republic balances. Time deposits totaled $3.9 billion at September 30, 2007, a decrease of $365.9 million or 8.6% from December 31, 2006 and an increase of $1.4 billion over September 30, 2006. The decrease from December 31, 2006 was primarily the result of a $294.0 million decline in brokered certificates of deposit, the aforementioned branch divestiture and, to a lesser extent, new production from clients not exceeding maturities. In addition to the impact of the Republic merger, the increase over September 30, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth, partially offset by the reduction as a result of the aforementioned branch divestiture.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2007 and 2006 is presented below.

Average Balances/Net Interest Income/Average Rates

	2007			2006
Three Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$2,822	$53	7.44%	$2,048	$21	4.08%
Investment securities (3):
Taxable	1,650,012	21,238	5.15	1,059,177	11,960	4.52
Tax-exempt	672,679	7,310	6.69	449,364	5,278	7.23
FHLB and Federal Reserve stock	139,504	1,603	4.56	56,782	614	4.30
Portfolio Loans (4):
Commercial	2,135,927	38,704	7.31	1,740,592	32,523	7.54
Commercial real estate	3,084,792	60,203	7.75	1,458,104	26,674	7.26
Residential mortgage	1,472,544	24,276	6.59	545,907	7,852	5.75
Direct consumer	1,617,340	32,110	7.88	1,093,724	21,213	7.69
Indirect consumer	852,885	14,511	6.75	855,229	14,356	6.66

Total portfolio loans	9,163,488	169,804	7.39	5,693,556	102,618	7.20
Loans held for sale	79,333	1,846	9.18	16,743	253	6.04

Total earning assets (3)	11,707,838	201,854	7.01	7,277,670	120,744	6.78

Nonearning Assets
Cash and due from banks	209,278			165,403
Bank premises and equipment	132,459			119,246
Investment security fair value adjustment	(5,393)			(12,203)
Other nonearning assets	1,301,482			287,431
Allowance for loan losses	(180,394)			(114,302)

Total assets	$13,165,270			$7,723,245

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$811,955	$1,325	0.65%	$753,412	$1,219	0.64%
Savings deposits	2,165,386	16,384	3.00	1,511,956	10,724	2.81
Time deposits	3,928,215	46,671	4.71	2,489,653	28,061	4.47
Short-term borrowings	465,980	5,439	4.63	321,140	3,596	4.44
Long-term debt	2,982,035	37,162	4.95	979,522	11,499	4.67

Total interest-bearing liabilities	10,353,571	106,981	4.10	6,055,683	55,099	3.61

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,143,917			925,004
Other liabilities	131,837			83,749
Shareholders’ equity	1,535,945			658,809

Total liabilities and shareholders’ equity	$13,165,270			$7,723,245

Net Interest Income		$94,873			$65,645

Interest Spread (5)			2.91%			3.17%
Contribution of noninterest bearing sources of funds			0.48			0.61

Net Interest Margin (5)(6)			3.39%			3.78%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $3.4 million for the three months ended September 30, 2007 and 2006, respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2007			2006
Nine Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$2,150	$89	5.53%	$1,703	$34	2.69%
Investment securities (3):
Taxable	1,770,676	67,337	5.07	1,095,624	37,267	4.54
Tax-exempt	670,504	21,947	6.71	447,842	15,854	7.26
FHLB and Federal Reserve stock	135,122	4,736	4.68	56,235	1,981	4.71
Portfolio Loans (4):
Commercial	2,055,575	113,988	7.54	1,697,656	90,834	7.28
Commercial real estate	3,112,813	179,722	7.72	1,433,563	75,996	7.09
Residential mortgage loans	1,504,709	74,947	6.64	544,065	23,354	5.72
Direct consumer	1,656,050	97,239	7.85	1,106,930	61,825	7.47
Indirect consumer	841,640	42,400	6.74	839,972	41,621	6.62

Total portfolio loans	9,170,787	508,296	7.44	5,622,186	293,630	7.02
Loans held for sale	105,815	6,518	8.17	18,191	785	5.75

Total earning assets (3)	11,855,054	608,923	7.02	7,241,781	349,551	6.64

Nonearning Assets
Cash and due from banks	195,503			162,992
Bank premises and equipment	137,428			120,407
Investment security fair value adjustment	(677)			(11,377)
Other nonearning assets	1,310,611			283,619
Allowance for loan losses	(172,711)			(115,235)

Total assets	$13,325,208			$7,682,187

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$851,704	$4,389	0.69%	$799,570	$3,854	0.64%
Savings deposits	2,202,134	48,827	2.96	1,477,773	28,154	2.55
Time deposits	4,046,052	141,799	4.69	2,386,736	74,293	4.16
Short-term borrowings	702,992	25,504	4.85	399,412	12,727	4.26
Long-term debt	2,676,820	98,413	4.91	958,992	31,413	4.38

Total interest-bearing liabilities	10,479,702	318,932	4.07	6,022,483	150,441	3.34

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,142,272			920,992
Other liabilities	156,845			85,182
Shareholders’ equity	1,546,389			653,530

Total liabilities and shareholders’ equity	$13,325,208			$7,682,187

Net Interest Income		$289,991			$199,110

Interest Spread (5)			2.95%			3.30%
Contribution of noninterest bearing sources of funds			0.47			0.56

Net Interest Margin (5)(6)			3.42%			3.86%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $13.9 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
Net interest income was $94.9 million for the third quarter of 2007 compared with $65.6 million for the third quarter of 2006. The increase in net interest income resulted from an increase in average earning assets of $4.4 billion, partially offset by a decrease in net interest margin to 3.39% compared with 3.78% in the third quarter of 2006. The increase in average earning assets resulted from the merger with Republic and, to a lesser extent, organic growth in the commercial and commercial real estate loan portfolios, partially offset by a reduction in investment securities balances due to maturing balances not being fully reinvested and a portfolio restructuring during the first quarter of 2007. The decrease in net interest margin from the third quarter of 2006 was primarily due to the merger with Republic and, to a lesser extent, funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, the movement of commercial loans to nonperforming status, pricing pressure on loans, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
For the nine months ended September 30, 2007, net interest income was $290.0 million compared with $199.1 million for the same period of 2006. The increase in net interest income resulted from an increase in average earning assets of $4.6 billion, partially offset by a decrease in net interest margin to 3.42% compared with 3.86% for the nine months ended September 30, 2006. Both the increase in average earning assets and the reduction in net interest margin compared with the prior year period are a result of the factors that caused the changes from the third quarter of 2006.

The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2007 compared with 2006	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate(2)	Volume(2)
Interest Income:
Money market investments	$32	$22	$10	$55	$44	$11
Investment securities:
Taxable	9,278	1,860	7,418	30,070	4,834	25,236
Tax-exempt	2,032	(420)	2,452	6,093	(1,273)	7,366
FHLB and Federal Reserve stock	989	41	948	2,755	(10)	2,765
Loans:
Commercial	6,181	(1,009)	7,190	23,154	3,409	19,745
Commercial real estate	33,529	1,895	31,634	103,726	7,333	96,393
Residential mortgage loans	16,424	1,302	15,122	51,593	4,295	47,298
Direct consumer	10,897	513	10,384	35,414	3,318	32,096
Indirect consumer	155	194	(39)	779	696	83

Total portfolio loans	67,186	2,895	64,291	214,666	19,051	195,615
Loans held for sale	1,593	201	1,392	5,733	467	5,266

Total	81,110	4,599	76,511	259,372	23,113	236,259

Interest Expense:
Deposits:
Interest-bearing demand	106	11	95	535	275	260
Savings	5,660	757	4,903	20,673	5,178	15,495
Time	18,610	1,594	17,016	67,506	10,350	57,156
Short-term borrowings	1,843	158	1,685	12,777	1,970	10,807
Long-term debt	25,663	750	24,913	67,000	4,285	62,715

Total	51,882	3,270	48,612	168,491	22,058	146,433

Net Interest Income	$29,228	$1,329	$27,899	$90,881	$1,055	$89,826

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increases in net interest income of $29.2 million and $90.9 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006 reflect rate and volume variances which were favorable in the aggregate.
For both comparison periods, favorable volume variances on assets were partially offset by unfavorable volume variances on liabilities. Favorable volume variances on assets resulted from the Republic merger and organic commercial and commercial real estate loan growth. Unfavorable volume variances on liabilities resulted from the Republic merger as well as organic growth in time deposits.
For both comparison periods, favorable rate variances on assets were partially offset by unfavorable rate variances on liabilities. Favorable rate variances on assets and unfavorable rate variances on liabilities were the result of increases in market interest rates. The unfavorable rate variances for tax-exempt investment securities were the result of yields on acquired securities being lower than the yield on the pre-merger portfolio. The unfavorable rate variance for commercial loans in the three month period was the result of commercial loans moving to nonperforming status.
For the fourth quarter of 2007, Citizens anticipates net interest income will be slightly lower than the third quarter of 2007 due to the continued migration of funds from lower yielding deposit products into higher yielding deposit products, as well as the effects of loan pricing pressure, the full-quarter impact of the movement of commercial real estate loans to nonperforming status during the third quarter of 2007, the flat interest rate curve, and stable to declining average earning assets due to the economic environment.

Noninterest Income
Noninterest income for the third quarter of 2007 was $30.6 million, an increase of $7.1 million over the third quarter of 2006. The increase over the third quarter of 2006 was almost entirely due to incorporating Republic revenue and, to a lesser extent, growth in legacy Citizens’ revenue stream. For the first nine months of 2007, noninterest income totaled $93.3 million, an increase of $20.4 million over the same period of 2006. The increase was primarily due to incorporating Republic revenue, and to a lesser extent, growth in legacy Citizens’ revenue stream, partially offset by the effect of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.
Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2007		September 30,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Service charges on deposit accounts	$12,515	$9,674	$2,841	29.4%	$35,701	$28,070	$7,631	27.2%
Trust fees	4,973	4,633	340	7.3	14,931	14,647	284	1.9
Mortgage and other loan income	2,939	2,267	672	29.6	13,334	6,383	6,951	108.9
Brokerage and investment fees	2,141	1,885	256	13.6	5,872	5,103	769	15.1
ATM network user fees	1,601	988	613	62.1	4,820	2,993	1,827	61.0
Bankcard fees	1,695	1,213	482	39.7	4,318	3,399	919	27.0
Other income	4,732	2,884	1,848	64.1	14,321	12,203	2,118	17.4

Total fees and other income	30,596	23,544	7,052	30.0	93,297	72,798	20,499	28.2
Investment securities gains	8	—	8	—	(25)	61	(86)	(140.4)

Total noninterest income	$30,604	$23,544	$7,060	30.0	$93,272	$72,859	$20,413	28.0

The increases in service charges on deposit accounts over the three- and nine-month periods of 2006 were almost entirely due to incorporating Republic activity and, to a lesser extent, legacy Citizens’ revenue enhancement initiatives implemented in the first quarter of 2006.
The increases in trust fees over the three- and nine-month periods of 2006 were primarily a result of the overall strength in the financial markets during 2007. Total trust assets under administration were $2.8 billion at September 30, 2007, an increase of $0.2 billion over September 30, 2006. Trust fees were unaffected by the merger as Republic did not have a trust portfolio.
The increases in mortgage and other loan income over the three and nine month periods of 2006 were primarily due to incorporating Republic activity.
The increases in brokerage and investment fees over the three- and nine-month periods of 2006 were primarily the result of promoting the financial consultants as “retirement income professionals” through community seminars and targeted mailings, training legacy Republic branch staff and hiring new financial consultants to support the Republic franchise on this product line during the first quarter of 2007.
The increases in ATM network user fees and Bankcard fees over the three- and nine-month periods of 2006 were primarily the result of incorporating Republic activity and additional transaction-based ATM and bankcard usage fees due to a rate increase during 2007.
For the third quarter of 2007, all other noninterest income categories, which includes other income and investment securities gains (losses), totaled $4.7 million, an increase of $1.9 million over the third quarter of 2006. The increase over the third quarter of 2006 was primarily the result of incorporating Republic activity. For the first nine months of 2007, all other noninterest income categories totaled $14.3 million, an increase of $2.0 million over the same period of 2006. In addition to incorporating Republic activity, the increase was the result of a $1.0 million unrealized gain on deferred compensation plan assets (with an offset in salaries and employee benefits) recorded in the second quarter of 2007, partially offset by the aforementioned deferred gain on the former downtown Royal Oak, Michigan office and a $0.6 million loss related to the holding company’s 1998 venture capital investment in a limited partnership which occurred in the second quarter of 2007.
Citizens anticipates total noninterest income for the fourth quarter of 2007 will be consistent with or slightly lower than the third quarter of 2007 due to an anticipated decrease in mortgage loan origination.

Noninterest Expense
Noninterest expense for the third quarter of 2007 was $77.3 million, an increase of $17.9 million over the third quarter of 2006. This increase was primarily the result of incorporating Republic activity and restructuring and merger-related expenses, as well as higher professional services expenses. The third quarter of 2007 included $1.0 million in restructuring and merger-related expenses.
For the first nine months of 2007, noninterest expense totaled $248.5 million, compared with $181.0 million for the same period of 2006. The increase was primarily the result of incorporating Republic activity, $8.6 million in restructuring and merger-related expenses, and $6.8 million in additional expenses that are related to merger activities but not treated as restructuring or merger-related, and to a lesser extent higher professional services and legacy Citizens data processing services and telephone expenses, partially offset by the effect of a $1.5 million contribution to Citizens’ charitable foundation during the first quarter of 2006.
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2007		September 30,		Change in 2007
(dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Salaries and employee benefits	$42,115	$32,569	$9,546	29.3%	$132,251	$97,515	$34,736	35.6%
Occupancy	7,377	5,604	1,773	31.6	23,363	16,837	6,526	38.8
Professional services	5,096	3,486	1,610	46.2	13,599	11,267	2,332	20.7
Equipment	3,227	3,191	36	1.1	10,793	9,658	1,135	11.8
Data processing services	3,724	3,779	(55)	(1.4)	12,360	11,232	1,128	10.0
Advertising and public relations	1,003	1,211	(208)	(17.2)	6,070	4,179	1,891	45.2
Postage and delivery	1,777	1,559	218	14.1	5,937	4,650	1,287	27.7
Telephone	2,155	1,394	761	54.5	5,937	4,250	1,687	39.7
Other loan expenses	1,245	1,407	(162)	(11.5)	3,237	3,040	197	6.5
Stationery and supplies	466	653	(187)	(28.7)	2,111	2,011	100	4.9
Intangible asset amortization	2,803	725	2,078	286.6	8,875	2,174	6,701	308.2
Restructuring and merger-related expenses	1,009	—	1,009	—	8,603	—	8,603	—
Other expenses	5,346	3,824	1,522	39.8	15,407	14,226	1,181	8.3

Total noninterest expense	$77,343	$59,402	$17,941	30.2	$248,543	$181,039	$67,504	37.3

The increase in salaries and employee benefits over the third quarter of 2006 was due to incorporating Republic activity and higher legacy Citizens costs related to incentive expense and hospitalization expenses, partially offset by lower pension expense. Salary costs included $0.2 million in severance for the third quarter of 2007 and $0.3 million for the third quarter of 2006. Citizens had 2,332 full-time equivalent employees at September 30, 2007. For the first nine months of 2007, salaries and employee benefits totaled $132.3 million, an increase of $34.7 million over the same period of 2006. The increase was primarily the result of incorporating Republic activity as well as a $1.0 million increase in the deferred compensation obligation (with an offset in other income) which occurred in the second quarter of 2007 and $2.4 million in employee separation agreements paid during the second quarter of 2007 (including the settlement between Citizens and its former chief operating officer).
The increases in occupancy costs over the three- and nine-month periods of 2006 were primarily the result of incorporating Republic activity, partially offset by the cost savings associated with the nineteen branch locations closed at the time of the computer system conversion during the second quarter of 2007.
The increases in professional services over the three- and nine-month periods of 2006 were primarily the result of incorporating Republic activity, as well as higher professional services expenses due to utilizing external providers for several operational functions and higher legal, audit and examination fees.
The increase in equipment costs over the nine month period of 2006 was the result of incorporating Republic activity, partially offset by lower depreciation expense at legacy Citizens due to the fourth quarter of 2006 service life alignment and the removal of legacy Republic computer systems and equipment in connection with the second quarter of 2007 computer system conversion.
The increase in data processing services over the nine month period of 2006 was the result of implementing enhanced technology initiatives related to customer online banking functionality.

The decrease in advertising and public relations expense from the third quarter of 2006 was due to fewer advertising campaigns. The increase in advertising and public relations expense over the nine month period of 2006 was primarily the result of a $1.3 million advertising campaign to introduce Citizens’ brand in new Michigan markets and Ohio during the second quarter of 2007 and expenses related to the Citizens 400 NASCAR race sponsorship.
The increases in postage and delivery over the three- and nine-month periods of 2006 were primarily the result of incorporating Republic activity, partially offset by the cost savings associated with the aforementioned branch closures.
The increases in telephone expense over the three and nine month periods of 2006 were due to incorporating Republic activity.
The decrease in other loan expenses from the third quarter of 2006 was primarily the result of the lower provisioning to fund the reserve for unused loan commitments, partially offset by incorporating Republic activity. For the first nine months of 2007, other loan expenses increased as a result of incorporating the Republic activity and higher other mortgage processing fees due to the alliance with PHH Mortgage, partially offset by lower expenses related to processing commercial loans. Citizens discontinued its alliance with PHH Mortgage in the second quarter of 2007. This change did not have a material impact on other loan expense for the nine month period.
The increases in intangible asset amortization over the three- and nine-month periods of 2006 were the result of amortizing the implied premium on the Republic core deposits, which was established as part of the purchase accounting fair market value adjustments, over the estimated term of the underlying deposits.
For the third quarter of 2007, all other noninterest expense categories, which include stationery and supplies, restructuring and merger-related expenses, and other expense, totaled $6.8 million, an increase of $2.3 million over the third quarter of 2006. The increase over the third quarter of 2006 was primarily the result of incorporating the Republic activity, $1.0 million in restructuring and merger-related expenses, and higher lockbox expenses due to increased customer transaction volume. For the first nine months of 2007, all other noninterest expense categories totaled $26.1 million, an increase of $9.9 million over the same period of 2006. The increase was primarily the result of incorporating Republic activity, $8.6 million in restructuring and merger-related expenses, partially offset by the effect of the aforementioned contribution to Citizens’ charitable foundation during the first quarter of 2006 and, to a lesser extent, lower legacy Citizens expenses.
Excluding the restructuring and merger-related expenses and additional expenses related to merger activities, Citizens anticipates total noninterest expense for the fourth quarter of 2007 will be slightly lower than the third quarter of 2007 due to lower salaries and employee benefits and professional services.
Income Taxes
Income tax provision for the third quarter of 2007 was $12.6 million, an increase of $5.0 million over the third quarter of 2006. The effective tax rate for the third quarter of 2007 was 28.41% compared with 26.63% for the third quarter of 2006. The increases were mainly due to higher pre-tax income. For the first nine months of 2007, income tax provision totaled $22.7 million, a decrease of $0.2 million from the same period of 2006. The effective tax rate for the first nine months of 2007 was 23.77% compared with 26.82% for the same period of 2006. The decreases were primarily the result of an increase in permanent favorable tax adjustments to pre-tax income in 2007 compared with 2006 resulting from higher tax-exempt interest and bank owned life insurance from the Republic merger and a reduction in taxes payable from the resolution of certain multi-state nexus issues.
Citizens’ anticipates the effective tax rate for the full year of 2007 to be approximately 22% - 25%.
Lines of Business Results
On July 31, 2007, Citizens announced a new management structure designed to expand and grow client relationships and focus on revenue generation. The Commercial, Regional Banking and Wealth Management lines of business are now served through six geographic regions, each managed by a region president. The commercial real estate, asset based lending, commercial products sales, and trust teams continue to be managed centrally. Additionally, a new shared services group has been developed to support Citizens’ sales and service efforts. At this time, Citizens is beginning to transition its management reporting to the new management structure and is expected to be complete by the end of 2007.

For the three and nine months ended September 30, 2007 and 2006, Citizens believes that the previous Commercial Banking, Consumer Banking, Wealth Management and Other business lines are still a valid means of segmenting the Corporation and provide meaningful information. This view aligns with the reporting currently being used by its key decision makers in evaluating the performance of the Corporation. For the three and nine months ended September 30, 2007, Republic results of operations and average balances were incorporated into the existing lines of business, with the legacy Republic mortgage line of business included in Consumer Banking. The restructure and merger-related expenses were recorded in the Other business line. There are no significant intersegment revenues.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Commercial Banking	$21,869	$12,186	$43,294	$33,328
Consumer Banking	11,793	9,122	34,401	28,280
Wealth Management	1,181	738	2,618	2,317
Other	(3,079)	(1,065)	(7,438)	(1,281)

Net Income	$31,764	$20,981	$72,875	$62,644

Commercial Banking
Net income increased for both the three- and nine-month periods ended September 30, 2007, compared with the same periods of the prior year. The increase in net income for both periods was a result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense. Provision for loan losses was essentially unchanged for the three month period and higher in the nine month period. The increase in net interest income for both the three- and nine-month periods was primarily a result of incorporating Republic activity as well as from growth of commercial loan balances in the legacy Citizens Wisconsin and Southeast Michigan markets. The increases in noninterest income and noninterest expense in both the three- and nine-month periods was almost entirely the result of incorporating Republic activity. The increase in provision for loan losses in the nine month period was primarily the result of higher commercial real estate charge-offs, primarily in the land development and construction segments as a result of credit quality issues in the post-merger commercial real estate loan portfolio.
Consumer Banking
Net income increased for both the three- and nine-month periods ended September 30, 2007, compared with the same periods of the prior year. The increase in net income for both periods was a result of higher net interest income and higher noninterest income, partially offset by higher provision for loan losses and higher noninterest expense. The increase in net interest income for both the three- and nine-month periods was primarily the result of incorporating Republic activity, partially offset by declining balances in the consumer loan portfolio due to weak consumer demand. For both the three- and nine-month periods, increases in noninterest income were almost entirely the result of incorporating Republic activity. The increase in noninterest expense in both periods was primarily the result of incorporating Republic activity along with higher intangible asset amortization expense related to the amortization of the implied premium on the Republic core deposits, partially offset by the effect of closing nineteen branch locations during the second quarter of 2007. The increase in provision for loan losses in both the three- and nine-month periods was primarily the result of higher residential mortgage and other direct consumer loan related charge-offs.
Wealth Management
Net income increased for both the three- and nine-month periods ended September 30, 2007, compared with the same periods of the prior year. The increase in net income for both periods was primarily a result of higher noninterest income, partially offset by slightly lower net interest income. The increase in noninterest income in both the three- and nine-month periods was primarily the result of increased brokerage fees due to hiring new financial consultants in 2007 to support the Republic branches and higher trust fees due to the overall strength of the financial markets during 2007. Noninterest expense was essentially unchanged in both the three and six month periods.
Other
Net income decreased for the three- and nine-month periods ended September 30, 2007, compared to the same periods of the prior year. Net income declined from the prior year periods as a result of higher noninterest expense, partially offset by higher net interest income and higher noninterest income. The increase in noninterest expense was primarily the result of restructuring and merger-related expenses, additional expenses that are related to merger activities but not treated as restructuring or merger-related for accounting purposes, and the impact of adding the Republic activity. The increase in net interest income was primarily the result of incorporating Republic activity and the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment.
Financial Condition
Total assets at September 30, 2007 were $13.2 billion, a decrease of $779.5 million or 5.6% from December 31, 2006 and an increase of $5.5 billion over September 30, 2006. Total assets decreased from December 31, 2006 primarily as a result of selling $362.7 million in investment securities, using maturing investment securities cash flow to reduce short-term borrowings, selling $23.3 million in commercial loans held for sale to better align Republic’s assets with Citizens’ interest rate risk and lending philosophies, and a reduction of $26.0 million in loans held for sale due to the branch divestiture completed on April 27, 2007. Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over September 30, 2006. The increase in total portfolio loans over September 30, 2006 was almost entirely due to the Republic merger and, to a lesser extent, growth in legacy Citizens commercial loans, partially offset by declines in the legacy Citizens residential mortgage and direct consumer loan portfolios.
Investment Securities
Investment securities at September 30, 2007 decreased $649.1 million or 22.0% from December 31, 2006 to $2.3 billion and increased $818.2 million over September 30, 2006. The decrease from December 31, 2006 was primarily the result of selling $362.7 million of mortgage-backed securities, collateralized mortgage obligations, and callable agency bonds and using portfolio cash flow to reduce short-term borrowings. The increase over September 30, 2006 reflects the addition of the Republic investment portfolio and $214.7 million in mortgage-backed securities which Citizens converted from fixed and adjustable rate mortgages in the residential mortgage portfolio into securities during the fourth quarter of 2006. Prior to the fourth quarter of 2006, total investment securities had been declining as a result of using portfolio cash flow to reduce short-term borrowings.
Portfolio Loans
Total portfolio loans were essentially unchanged from December 31, 2006 and increased $3.5 billion over September 30, 2006. The increase over September 30, 2006 was almost entirely due to the Republic merger and, to a lesser extent, growth in legacy Citizens commercial loans, partially offset by declines in the legacy Citizens residential mortgage and direct consumer loan portfolios.
Total commercial loans at September 30, 2007 were $5.3 billion, an increase of $179.2 million or 3.5% over December 31, 2006 and an increase of $2.0 billion over September 30, 2006. The increases were a result of new relationships in Ohio, Wisconsin and central and northern Michigan and continued strong growth in the Southeast Michigan market. Additionally, the increase over September 30, 2006 was primarily due to the impact of incorporating Republic loans and, to a lesser extent, growth in legacy Citizens markets.

The following table displays historical commercial loan portfolios by segment:
Commercial Loan Portfolio

	Sept 30,	Dec 31,	Sept 30,
in millions	2007	2006	2006*

Land Hold	$78.9	$102.4	$22.1
Land Development	161.0	203.6	65.7
Construction	376.3	445.5	135.3
Income Producing	1,338.8	1,237.1	501.4
Owner-Occupied	1,113.5	1,132.0	744.5

Total Commercial Real Estate	3,068.5	3,120.6	1,469.0
Commercial and Industrial	2,236.2	2,004.9	1,788.9
Total Commercial Loans	$5,304.7	$5,125.5	$3,257.9

*	Legacy Citizens only
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
Residential mortgage loans at September 30, 2007 were $1.5 billion, a decrease of $82.5 million or 5.4% from December 31, 2006 and an increase of $915.8 million over September 30, 2006. The decrease from December 31, 2006 was primarily due to weak consumer demand in Citizens’ markets and selling over 75% of new fixed rate production into the secondary market. The increase over September 30, 2006 was almost entirely due to incorporating Republic balances, partially offset by a decrease from legacy Citizens’ residential mortgage portfolio as a result of the aforementioned securitization of fixed and adjustable rate mortgages and the related transfer to the investment securities portfolio during the fourth quarter of 2006.
Total consumer loans, which are comprised of direct and indirect loans, were $2.5 billion at September 30, 2007, a decrease of $108.5 million or 4.2% from December 31, 2006 and an increase of $503.2 million over September 30, 2006. Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $119.3 million or 6.9% from December 31, 2006 as balances continue to decline due to weak consumer demand that is being experienced throughout the industry. Direct consumer loans increased over September 30, 2006 almost entirely as a result of incorporating the Republic balances, partially offset by weak consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, were $851.4 million, essentially unchanged from December 31, 2006 and September 30, 2006.
In recognition of the evolving developments in the automotive sector, Citizens monitors the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens also reviews consumer loan exposure with respect to loans to borrowers who have some level of income reliance from this sector. As a result of these analyses, Citizens has determined that the combined commercial and consumer exposure for this industry is less than ten percent of the total loan exposure for the Corporation and the risk associated with this industry has been appropriately considered in the Allowance for Loan Losses.
Based on concerns regarding the Midwest economy and deterioration in commercial real estate values this year, Citizens has reviewed the legacy Republic commercial real estate loan portfolio and transitioned all underwriting practices to be consistent with Citizens’ credit risk management disciplines. As a result, commercial real estate nonperforming loans, watchlist loans, and 30 to 89 day delinquency rates at September 30, 2007 have increased over December 31, 2006 and the risk associated with this industry has been appropriately considered in the Allowance for Loan Losses. Citizens has incorporated tables in the “Nonperforming Assets” and “Provision and Allowance for Loan Losses” sections below to document its early recognition and proactive risk management practices to address this trend.

Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days, restructured loans, and still accruing interest, nonperforming held for sale, and repossessed assets. Although these assets have more than a normal risk of loss, they will not necessarily result in a loss in the future. The table below provides a summary of nonperforming assets as of September 30, 2007, December 31, 2006 and September 30, 2006.
Nonperforming Assets

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Nonperforming Loans
Commercial	$9,386	$7,709	$8,440
Commercial real estate	97,557	14,915	7,835

Total commercial	106,943	22,624	16,275
Residential mortgage	32,824	28,428	10,536
Direct consumer	10,926	6,030	3,972
Indirect consumer	1,806	810	781

Total consumer	12,732	6,840	4,753

Total nonaccrual loans	152,499	57,892	31,564
Loans 90 days past due and still accruing	1,923	767	303
Restructured loans	332	378	391

Total nonperforming portfolio loans	154,754	59,037	32,258
Nonperforming held for sale	5,846	22,846	—
Other Repossessed Assets Acquired (ORAA)	30,395	20,165	7,767

Total nonperforming assets	$190,995	$102,048	$40,025

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	2.06%	1.10%	0.69%
Nonperforming assets as a percent of total assets	1.44	0.73	0.52
Allowance for loan loss as a percent of nonperforming loans	114.35	286.44	350.54
Allowance for loan loss as a percent of nonperforming assets	92.65	165.71	282.51

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $191.0 million at September 30, 2007, an increase of $88.9 million over December 31, 2006 and an increase of $151.0 million over September 30, 2006. The increase over December 31, 2006 reflects higher nonperforming portfolio loans of $95.7 million, primarily in the commercial real estate portfolio, which includes land development, construction and income producing loans. To a lesser extent, the increase reflects higher other repossessed assets acquired which was primarily due to higher foreclosures on residential mortgage loans. These increases were partially offset by lower nonperforming held for sale, which declined by $17.0 million primarily as a result of a nonperforming loans sale completed in the first quarter of 2007. The increase in nonperforming assets over September 30, 2006 was primarily the result of incorporating Republic’s nonperforming assets as well as transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines, partially offset by declines in legacy Citizens nonperforming portfolios. Nonperforming assets at September 30, 2007 represented 2.06% of total loans plus other repossessed assets acquired compared with 1.10% at December 31, 2006 and 0.69% at September 30, 2006. Nonperforming commercial loan inflows were $60.0 million in the third quarter of 2007 compared with $7.5 million in the third quarter of 2006. Nonperforming commercial loan outflows were $22.5 million in the third quarter of 2007 compared with $5.0 million in the third quarter of 2006. Outflows in the third quarter of 2007 primarily consisted of $9.8 million in loans that returned to accruing status, $8.2 million in loan payoffs, and $1.4 million in charged-off loans.

The following table displays historical nonperforming commercial loans by loan segment:
Nonperforming Assets

	September 30, 2007		December 31, 2006		September 30, 2006*
		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$3.0	3.80%	$—	—%	$—	—%
Land Development	40.4	25.09	1.6	0.79	$1.5	2.28
Construction	18.6	4.94	5.3	1.19	—	—
Income Producing	26.5	1.98	0.5	0.04	1.2	0.24
Owner-Occupied	9.0	0.81	7.5	0.66	5.2	0.70

Total Commercial Real Estate	97.5	3.18	14.9	0.48	7.9	0.54
Commercial and Industrial	9.4	0.42	7.7	0.38	8.4	0.47

Total Commercial Loans	$106.9	2.02%	$22.6	0.44%	$16.3	0.50%

*	Legacy Citizens only
As presented in the table above, the majority of the nonperforming loan increases have been concentrated in the non-owner-occupied commercial real estate portfolios, with the other loan portfolios showing only slight increases or remaining relatively constant. The commercial real estate nonperforming loans are located primarily in the southeast and central regions of Michigan and the Cleveland and Columbus markets.
Some of the Corporation’s nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 5 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
In addition to loans classified as nonperforming, Citizens carefully monitors other credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires remediation are considered ‘watchlist’ loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and are actively reviewed at quarterly meetings among the chief credit officer, senior credit officers, senior market managers, and the commercial relationship officers. At these meetings, action plans are reviewed to remediate emerging problem loans or develop a specific plan for removing the loans from the portfolio. By being consistently proactive in monitoring credits and pre-emptively remediating potential loan issues, Citizens strives to protect shareholder value through all economic cycles. Watchlist loans are comprised of the nonperforming loans displayed in the above table as well as accruing loans as displayed in the following table:
Commercial Watchlist
Accruing loans only
	September 30, 2007		December 31, 2006		September 30, 2006*
		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$27.0	34.22%	$13.8	13.48%	$4.3	19.46%
Land Development	52.3	32.48	50.3	24.71	1.7	2.59
Construction	91.7	24.37	57.0	12.79	5.0	3.70
Income Producing	173.8	12.98	143.0	11.56	44.2	8.82
Owner-Occupied	213.0	19.13	202.9	17.92	107.8	14.48

Total Commercial Real Estate	557.8	18.18	467.0	14.97	163.0	11.10
Commercial and Industrial	362.4	16.21	319.5	15.94	226.2	12.64

Total Watchlist Loans	$920.2	17.35%	$786.5	15.34%	$389.2	11.95%

*	Legacy Citizens only
Once a loan is placed on the watchlist, it is reviewed quarterly by senior credit and market management with regular re-assessment of cash flows, collateral valuations, and performance against Citizens’ agreed upon action plans for improving or exiting the credit. Loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans credit group and are subjected to a higher level of monitoring and workout activities. Due to Citizens’ proactive credit risk management practices, a high majority of the accruing watchlist loans are successfully remediated and returned to the commercial relationship officers for ongoing relationship management.

In view of Citizens’ analysis of its commercial real estate loans, it will continue its current hands-on watchlist monitoring process and has begun to review all non-owner-occupied commercial real estate loans defined as ‘pass’ credits by the Federal Reserve greater than $0.5 million on a quarterly basis to ensure early identification of developing performance issues. These reviews include comparing lot release schedules to actual performance and early identification of loans with potential collateral deterioration. Of the loans falling within these parameters and already reviewed, less than 15% of the outstanding loans were found to be outside of acceptable parameters and rated a watchlist loan.
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
Delinquency Rates By Loan Portfolio
30 to 89 days Past Due
	September 30, 2007		December 31, 2006		September 30, 2006*
		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$4.2	5.32%	$—	—%	$—	—%
Land Development	18.4	11.43	1.1	0.54	1.6	2.44
Construction	17.6	4.68	11.4	2.56	3.5	2.59
Income Producing	31.2	2.33	6.4	0.52	2.6	0.52
Owner-Occupied	10.8	0.97	12.5	1.10	12.0	1.61

Total Commercial Real Estate	82.2	2.68	31.4	1.01	19.7	1.34
Commercial and Industrial	22.0	0.98	16.8	0.84	23.7	1.32

Total Commercial Loans	104.2	1.96	48.2	0.94	43.4	1.33

Residential Mortgage	37.7	2.58	37.2	2.41	9.0	1.65
Direct Consumer	21.5	1.34	22.4	1.30	10.3	0.94
Indirect Consumer	14.7	1.73	14.8	1.76	12.7	1.48

Total Delinquent Loans	$178.1	1.93%	$122.6	1.33%	$75.4	1.31%

*	Legacy Citizens only
The commercial and industrial, residential mortgage, and direct consumer delinquency rates have remained relatively constant since the Republic merger. However, commercial real estate delinquencies have increased as a result of the challenging Midwest economy and its related impact on real estate values and development.
Provision and Allowance for Loan Losses
A summary of loan loss experience during the three and nine months ended September 30, 2007 and 2006 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses — beginning of period	$181,118	$114,560	$169,104	$116,400
Provision for loan losses	3,765	1,190	39,122	5,329
Charge-offs	9,990	4,257	38,201	15,046
Recoveries	2,065	1,583	6,933	6,393

Net charge-offs	7,925	2,674	31,268	8,653

Allowance for loan losses — end of period	$176,958	$113,076	$176,958	$113,076

Portfolio loans outstanding at period end (1)	$9,219,226	$5,753,375	$$9,219,226	$5,753,375
Average portfolio loans outstanding during period (1)	9,163,488	5,693,556	9,170,787	5,622,186
Allowance for loan losses as a percentage of portfolio loans	1.92%	1.97%	1.92%	1.97%
Ratio of net charge-offs during period to average portfolio loans (annualize	0.34	0.19	0.46	0.21

(1) Balances exclude mortgage loans held for sale.

Net charge-offs totaled $7.9 million or 0.34% of average portfolio loans in the third quarter of 2007 compared with $2.7 million or 0.19% of average portfolio loans in the third quarter of 2006. The increase over the third quarter of 2006 was primarily the result of incorporating the Republic loan portfolios. The following table displays historical net charge-offs by loan segment:
Net Charge-Offs

	Three Months Ended
	September 30, 2007		December 31, 2006*		September 30, 2006*
		% of		% of		% of
in millions	$	Portfolio**	$	Portfolio**	$	Portfolio**

Land Hold	$—	—%	$—	—%	$—	—%
Land Development	0.4	0.99	—	—	—	—
Construction	0.1	0.11	—	—	—	—
Income Producing	0.1	0.03	—	—	—	—
Owner-Occupied	0.6	0.22	1.0	0.35	0.5	0.27

Total Commercial Real Estate	1.2	0.15	1.0	0.26	0.5	0.14
Commercial and Industrial	0.6	0.12	1.8	0.40	0.1	0.02

Total Commercial Loans	1.8	0.14	2.8	0.34	0.6	0.08

Residential Mortgage	1.6	0.43	0.9	0.65	0.2	0.17
Direct Consumer	2.6	0.63	1.6	0.59	0.5	0.18
Indirect Consumer	1.9	0.89	2.3	1.09	1.4	0.65

Total Net Charge-offs	$7.9	0.34%	$7.6	0.52%	$2.7	0.19%

*	Legacy Citizens only

**	Represents an annualized rate.
Similar to the trend displayed in the other credit metrics, the commercial and industrial and direct consumer portfolios continue to perform well and have not resulted in increases in net charge-offs.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable credit losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. While Citizens continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors discussed below. This methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2006 Annual Report on Form 10-K. As of September 30, 2007, the legacy Republic allowance methodology has been fully transitioned to the legacy Citizens methodology.
The allowance for loan losses totaled $177.0 million or 1.92% of portfolio loans at September 30, 2007, an increase of $7.9 million over December 31, 2006 and an increase of $63.9 million over September 30, 2006. At September 30, 2007, the specific allowance allocated to commercial and commercial real estate credits totaled $18.5 million, compared with $7.6 million at December 31, 2006 and $6.4 million at September 30, 2006. The increases in the specific allowance were attributable to an increase in nonperforming commercial real estate credits. Additionally, the increase over September 30, 2006 was due to including the legacy Republic portfolio.
The total risk allocated allowance was $153.6 million as of September 30, 2007, compared with $152.1 million at December 31, 2006 and $100.3 million at September 30, 2006. The amount allocated to commercial and commercial real estate loans, including construction loans, totaled $100.7 million at September 30, 2007 compared with $94.8 million at December 31, 2006 and $53.6 million at September 30, 2006. The increase from December 31, 2006 was due to higher overall risk factors. The increase from September 30, 2006 was primarily due to including the legacy Republic portfolio. The risk allocated allowance for residential mortgage loans totaled $13.6 million at September 30, 2007, compared with $15.1 million at December 31, 2006 and $7.4 million at

September 30, 2006. The decrease from December 31, 2006 was due to a combination of lower balances and risk factors. The increase over September 30, 2006 was due to including the legacy Republic portfolio. The risk allocated allowance for consumer loans totaled $39.3 million at September 30, 2007, compared with $42.2 million at December 31, 2006 and $39.3 million at September 30, 2006. The decrease from December 31, 2006 reflected both lower balances and lower risk factors.
The general valuation allowances decreased to $4.9 million at September 30, 2007 compared with $9.4 million at December 31, 2006 and $6.4 million at September 30, 2006. The decrease from December 31, 2006 was primarily the result of a realignment of the commercial risk factors between general and quantitative classification and a reduction in the non real estate consumer factors. The increase over September 30, 2006 was due to including the legacy Republic portfolio. The general valuation portion of the allowance is maintained to address the uncertainty of losses inherent in the loan portfolio that may not have yet manifested themselves in the Corporation’s specific allowances or in the historical loss factors used to determine the formula allowances, and include factors such as continued weak general economic and business conditions in the Midwest, new business lending activity, changes to the small business lending model, changes in the composition of the Corporation’s portfolio, and other factors deemed relevant by management’s judgment.
The amount of the allowance for loan losses is based on the Corporation’s review of the historical credit loss experience and such factors that, in Citizens’ judgment, deserve consideration under existing economic conditions in estimating potential credit losses. While the Corporation considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates.
The provision for loan losses was $3.8 million in the third quarter of 2007 compared with $1.2 million in the third quarter of 2006. For the first nine months of 2007, the provision for loan losses totaled $39.1 million compared with $5.3 million for the same period of 2006. The increases over the three- and nine-month periods of 2006 were due to higher net charge-offs as a result of the credit quality issues in the post-merger commercial real estate loan portfolio.
Citizens anticipates net charge-offs for the fourth quarter of 2007 will be similar to net charge-offs in the second quarter of 2007. However, most of the projected commercial real estate charge-offs already have a specific reserve assigned to them. The provision expense for the fourth quarter of 2007 will be consistent with to higher than the third quarter of 2007 primarily as a result of continued industry-wide pressure on consumer and commercial loan portfolios, particularly those supported by real estate.
Loans Held for Sale
Loans held for sale at September 30, 2007 were $76.4 million, a decrease of $96.5 million or 55.8% from December 31, 2006 and an increase of $64.7 million over September 30, 2006. The decline from December 31, 2006 was primarily the result of $26.0 million in consumer loans sold as part of the branch divestiture completed on April 27, 2007, a $23.3 million commercial loan sale during the first quarter of 2007 and, to a lesser extent, a reduction in residential mortgage loans held for sale due to weak consumer demand for residential mortgage loan originations and a reduction in the commercial loans held for sale as Citizens reclassified one loan as no longer held for sale and transferred it to the commercial loan portfolio. The consumer loans were transferred to loans held for sale at the time of the Republic merger due to the pending branch divestiture which was required to obtain regulatory approval for the merger. The increase over September 30, 2006 was almost entirely due to incorporating Republic loans, which include residential mortgage loans awaiting sale in the secondary market and $40.1 million in commercial real estate loans that were transferred to loans held for sale to reflect alignment with Citizens’ lending philosophies.
Goodwill and Other Intangible Assets
Goodwill at September 30, 2007 totaled $778.5 million, essentially unchanged from December 31, 2006 and an increase of $724.0 million over September 30, 2006. Other intangible assets, which primarily represent a premium on core deposits, totaled $33.2 million at September 30, 2007, a decrease of $12.9 million or 27.9% from December 31, 2006 and an increase of $24.2 million over September 30, 2006. The increases were the result of accounting for the Republic merger as a purchase, where all assets and liabilities were recorded at their respective estimated fair market values as of December 29, 2006. The decrease in other intangible assets from December 31, 2006 was primarily the result of continued amortization of the premium assigned to Republic’s core deposits at the merger date and completing the aforementioned branch divestiture.

Deposits
Total deposits at September 30, 2007 decreased $756.3 million or 8.7% from December 31, 2006 to $7.9 billion and increased $2.3 billion over September 30, 2006. Core deposits, which exclude all time deposits, totaled $4.0 billion at September 30, 2007, a decrease of $390.4 million or 8.8% from December 31, 2006 and an increase of $936.2 million over September 30, 2006. The decrease in core deposits from December 31, 2006 was primarily a result of the aforementioned branch divestiture, the transfer of $49.9 million in legacy Republic deposits to securities sold under agreements to repurchase as a result of product changes at the time of the computer system conversion in the second quarter of 2007, Citizens not renewing a $40.0 million wholesale money market deposit account, and, to a lesser extent, clients holding lower transaction account balances and some legacy Republic clients migrating their funds elsewhere in the market. Core deposits also continue to be negatively affected by the migration of client funds from lower cost savings and transaction accounts into time deposits with higher yields. The increase over September 30, 2006 was primarily the result of incorporating Republic balances. Time deposits totaled $3.9 billion at September 30, 2007, a decrease of $365.9 million or 8.6% from December 31, 2006 and an increase of $1.4 billion over September 30, 2006. The decrease from December 31, 2006 was primarily the result of a $294.0 million decline in brokered certificates of deposit and the aforementioned branch divestiture and, to a lesser extent, new production from clients not exceeding maturities. In addition to the impact of the Republic merger, the increase over September 30, 2006 reflected the continued migration of funds from lower-cost deposits and some new client growth, partially offset by the reduction as a result of the aforementioned branch divestiture.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At September 30, 2007, Citizens had $300.0 million in brokered deposits, compared with $594.0 million at December 31, 2006 and $287.8 million at September 30, 2006. The decrease from December 31, 2006 was primarily the result a $294.0 million decline in brokered certificates of deposit. The increase from September 30, 2006 was a result of incorporating the Republic balances. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at September 30, 2007 Citizens had approximately $1.6 billion in time deposits of $100,000 or more, compared with $2.1 billion at December 31, 2006 and $979.1 million at September 30, 2006. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans. Short-term borrowed funds at September 30, 2007 totaled $797.8 million, a decrease of $141.1 million from December 31, 2006 and an increase of $441.8 million over September 30, 2006. The decrease from December 31, 2006 was primarily a result of using maturing investment securities cash flow to reduce short-term borrowings. The increase over September 30, 2006 was due primarily to incorporating Republic balances, partially offset by using maturing investment securities cash flow to reduce short-term borrowings.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2007 totaled $2.8 billion, an increase of $161.8 million or 6.1% over December 31, 2006 due mostly to an increase in FHLB debt, and an increase of $1.8 billion or over September 30, 2006. The increase over September 30, 2006 was primarily the result of the Republic merger and Citizens’ issuance of $150.0 million in enhanced trust preferred securities on October 3, 2006.
On March 2, 2007, Citizens retired $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points on the same date. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of September 30, 2007.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized”

designation. The Corporation’s capital ratios as of September 30, 2007, December 31, 2006 and September 30, 2006 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	September 30,	December 31,	September 30,
	Required	Capitalized”	2007	2006	2006
Risk based:
Tier 1 capital	4.00%	6.00%	9.28%	9.41%	10.13%
Total capital	8.00	10.00	11.79	11.90	13.37

Tier 1 Leverage (1)	4.00	5.00	7.49	7.22	8.29

(1)	For December 31, 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.
Shareholders’ equity at September 30, 2007 was $1.6 billion, essentially unchanged from December 31, 2006 and an increase of $887.6 million over September 30, 2006. Book value per common share at September 30, 2007, December 31, 2006, and September 30, 2006 was $20.65, $20.58, and $15.72, respectively. Citizens declared and paid cash dividends of $0.29 per share in the third quarter of 2007, compared with $0.29 per share in the third quarter of 2006. During the first nine months of 2007 the Holding Company repurchased a total of 665,046 shares of common stock for $13.5 million as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. For the first nine months of 2007, the Holding Company received $76.5 million in dividends from subsidiaries and paid $65.9 million in dividends to its shareholders. As of September 30, 2007, the subsidiary banks are able to pay dividends of $58.3 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of September 30, 2007, there was no outstanding balance on this credit facility. The facility matured in August 2007 and was renewed at that time on substantially similar terms. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens was in full compliance with all covenants as of September 30, 2007.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 179.32% as of September 30, 2007 compared with 169.42% at December 31, 2006 and 150.98% as of September 30, 2006. Changes in deposit obligations and short-term and long-term debt during the third quarter of 2007 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
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
Interest Rate Risk
Interest rate risk refers to the risk of loss arising from adverse changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers and counterparties to Citizens’ investments and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee, which oversees interest rate risk management and establishes risk measures, limits and policy guidelines. A combination of complementary techniques are used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
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
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $108.9 million or 0.8% of total assets as of September 30, 2007. This reflects a less liability sensitive position than at December 31, 2006 due to the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding with longer-term fixed rate funding. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2007 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of September 30, 2007 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 1.4% and 4.4%, respectively, from what it would be if rates were to remain at September 30, 2007 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to decrease net interest income by 0.5% and 1.7%, respectively, from what it would be if rates were to remain at September 30, 2007 levels. These measurements represent an interest rate risk position consistent with the position at December 31, 2006. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time-to-time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk in conjunction with mortgage banking operations. These currently include interest rate swaps and forward mortgage loan sales. Interest rate swaps are contracts with a third party (the “counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “notional amount”). The notional amount is not advanced from the counter-party. Swap contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts and payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as market interest rates change.
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of September 30, 2007, Citizens had forward commitments to sell mortgage loans of $75.2 million. Further discussion of derivative instruments is included in Note 14 to the Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number of
			Total Number of	Shares That May Yet
			Shares Purchased as	Be Purchased Under
			Part of Publicly	The Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs
Period	Shares Purchased	Per Share	Programs	(a)
July 2007	—	—	—	1,351,154
August 2007	40,000	18.14	40,000	1,311,154
September 2007	70,000	17.45	70,000	1,241,154

Total	110,000	17.70	110,000	1,241,154
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of September 30, 2007, 1,241,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market(R). The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

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

CITIZENS REPUBLIC BANCORP, INC.

Date: November 2, 2007	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934