Form 10-K
period 2007-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2008-02-29
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33063
CITIZENS REPUBLIC BANCORP, INC.
(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2378932

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

328 S. Saginaw Street, Flint, Michigan	48502

(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (810) 766-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, no par value	The NASDAQ Global Select Market®
7.50% Trust Preferred Securities (issued by Citizens Funding Trust I)	New York Stock Exchange
Preferred Stock Purchase Rights	The NASDAQ Global Select Market®
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑
No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2007 was $1,353,398,771. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
The number of shares outstanding of the Registrant’s no par value Common Stock as of February 26, 2008 was 75,744,759.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Republic Bancorp, Inc.’s Proxy Statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS REPUBLIC BANCORP, INC.
2007 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens’ common stock is traded on the NASDAQ Global Select MarketSM (“NASDAQ”) under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s web site www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Kristine Brenner, Director of Investor Relations, at the corporate address listed above to receive copies of these reports without charge.
GENERAL
Citizens Republic Bancorp, Inc., incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank–Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
At December 31, 2007, Citizens directly or indirectly owned the following subsidiaries:

			Total	Date
	Principal	Number of	Assets	Acquired /
Subsidiary	Office	Offices	(in millions)	Established

Citizens Bank (a)	Flint, MI	227	$12,494.4	1871
F&M Bank – Iowa (a)	Marshalltown, IA	11	427.8	11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(b )	(b )	03/01/02

(a)	Consolidated totals include its non-bank subsidiaries.

(b)	Citizens Bank Wealth Management, N.A. conducts business at most Citizens Bank locations and had total assets under administration of $2.7 billion at December 31, 2007.
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. As a result, December 31, 2006 ending balances in this report incorporate all of Republic’s assets and liabilities at estimated fair market value. Due to the timing of the merger, average balances and income and expense amounts in this report for the full year of 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-

related expenses. All pre-merger financial data include only legacy Citizens performance and do not incorporate results of the former Republic.
GEOGRAPHIC LOCATIONS
As of December 31, 2007, Citizens conducts operations through 238 offices and 265 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana with 2,501 full-time equivalent employees. In Michigan, the primary market areas are concentrated in the Lower Peninsula, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market area is the central region of the state. In Indiana, the primary market area is Indianapolis.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Interest and fees on loans	$684,047	$399,469	$343,890
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	123,864	72,883	79,359
Noninterest income	122,568	90,627	80,508

Total revenues	$930,479	$562,979	$503,757

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates; business spending; consumer confidence; and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.
LINES OF BUSINESS
Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along three major business lines: Specialty Commercial, Regional Banking and Wealth Management. A brief description of each follows:
•	Specialty Commercial — Specialty Commercial includes the commercial real estate, treasury management, public funds, and asset-based lending teams. These groups provide a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, middle-market companies, local governments and municipalities, and leasing clients. Products and services offered include commercial mortgages, real estate construction lending, term loans, revolving credit arrangements, inventory and accounts receivable financing, and letters of credit. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.
•	Regional Banking — Regional Banking includes the consumer, residential mortgage, commercial and industrial, small business, and private banking teams. These groups provide a wide range of lending, depository, and other related financial services to both businesses and individual consumers. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, residential mortgage loans, checking, savings and money market accounts, debit and credit cards, ATM network services, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. The products and services offered to commercial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.
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
The Specialty Commercial and Regional Banking business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” and “Nonperforming Assets,” “Allowance for Loan Losses,” and under Notes 1 and 7 to the Consolidated Financial Statements.
Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 17 of the Consolidated Financial Statements.
COMPETITION
The financial services industry is highly competitive. Citizens’ banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of JP Morgan Chase & Co., Comerica Incorporated, National City Corporation, Fifth Third Bancorp, Bank of America, Marshall & Ilsley Corporation, Associated Banc-Corp, US Bancorp, Huntington Bancshares Incorporated, and KeyCorp, among others. The Corporation also actively competes with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other organizations. The non-banking subsidiaries compete with other companies in related industries including mortgage banking companies, insurance companies, consumer finance companies and other organizations.
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
Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency (“OCC”) (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Both of Citizens’ banking subsidiaries are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators; Citizens Bank by the Michigan Office of Financial and Insurance Services and F&M Bank-Iowa by the Iowa Division of Banking. Citizens Bank and F&M Bank-Iowa are members of the Federal Reserve System so they are subject to supervision and examination by the Federal Reserve Board as well as the FDIC, because the FDIC insures their deposits to the extent provided by law. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the OCC. Additionally, the other non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.
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
Dividends from a national banking association may be declared only from the bank’s undivided profits, and until the bank’s surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank’s net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC’s approval is required if the total of all dividends declared in any calendar year exceeds the sum of the bank’s net income of that year combined with its retained net income of the preceding two years. As of January 1, 2008, Citizens’ banking subsidiaries were able to distribute aggregate dividends of $15.2 million without further regulatory approval. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Debt Capacity”.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Regulatory capital requirements for bank holding companies are evaluated using three capital measures: (i) leverage capital expressed as a percentage of total assets, (ii) risk-based capital expressed as a percentage of total risk-weighted assets, and (iii) Tier 1 leverage capital expressed as a percentage of total assets.
Pursuant to the FDIC’s regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well-capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, Tier 1 risk-based capital ratio of less than 4% or leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less.
Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.
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
At December 31, 2007 and 2006, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as “well-capitalized” under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2007 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity and Debt Capacity” and Note 21 to the Consolidated Financial Statements.
FDIC Insurance Assessments
On November 30, 2006, the FDIC adopted a new rule for calculating deposit insurance based on a risk-weighting. The new rule took effect on January 1, 2007, and increased the assessment amount for all insured institutions for payments due June 30, 2007 and forward. The risk-based system places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.
Included as part of the FDIC assessment is the Financing Corporation (“FICO”) assessment. FICO was established to finance the Federal Savings and Loan Insurance Corporation resolution fund. All FDIC insured banks are required to pay into this resolution fund through the Deposit Insurance Fund (“DIF”). The current annual assessment DIF rate is 0.01% of total deposits.
The new minimum annual assessment rate is 0.05% for a well-capitalized bank, while the maximum annual rate is 0.43%. Also on November 30, 2006, the FDIC issued a one time credit to institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are classified as a “successor” to such an institution. For assessment periods during 2007, well-capitalized institutions, such as Citizens Bank and F&M-Iowa could offset up to 100% of the assessment with this credit. For assessment periods after 2007, this credit can offset up to 90% of the assessment. Citizens does not expect that any of its bank subsidiaries will pay significant insurance assessments in 2008. However, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.
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
Transactions with Affiliates
Transactions between Citizens’ subsidiary banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the banks include any entity controlled by Citizens. Generally, Sections 23A and 23B (i) limit the extent to which the subsidiary banks may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the Corporation’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank’s capital stock and surplus, (ii) require that a bank’s extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including nonperforming loans) and (iv) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.
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
Citizens Bank was evaluated in 2005 and received an “outstanding” rating. The next evaluation for Citizens Bank will be June of 2008. F&M Bank-Iowa was evaluated in 2006 and received a “satisfactory” rating.
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
Gramm-Leach-Bliley Act of 1999
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.
The GLBA repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. Citizens has determined not to become certified as a financial holding company at this time. The Corporation may reconsider this determination in the future.
The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a non-discriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. The federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.
The GLBA repealed the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.
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
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2007, 2006, and 2005 and their potential effect on future periods is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and incorporated herein by reference. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2007, 2006, and 2005 and its potential effect on future periods is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– Allowance for Loan Losses” and incorporated herein by reference.
ENVIRONMENTAL MATTERS
Citizens’ primary exposure to environmental risk is through lending activities and trust services. In each instance, policies and procedures are in place to mitigate environmental risk exposures. With respect to lending activities, Citizens requires environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, Citizens utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently, the Corporation does not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or any of its subsidiaries with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in “Item 3. Legal Proceedings.”
ITEM 1A. RISK FACTORS
Unless otherwise noted or the context indicates otherwise, all references in this Item to “we,” “us,” or “our,” refer to Citizens and its subsidiaries. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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
Making loans is an essential element of our business, and we recognize there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the loan;
•	credit risks of a particular borrower;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral, such as deterioration in commercial and residential real estate values.
We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience as well as that of the banking industry with additional qualitative factors for various issues, and allocation of reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
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
Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of noninterest-bearing demand deposits and equity capital.
Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on our net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 0.1% and 1.5%, respectively, from what it would be if rates were to remain at December 31, 2007 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to decrease net interest income by 1.0% and 2.6%, respectively, from what it would be if rates were to remain at December 31, 2007 levels. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
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
Our credit ratings were reviewed and affirmed by Standard and Poor’s Rating Service and Dominion Bond Rating Service in July 2007, and Moody’s Investor Service in September 2007. On February 20, 2008, Fitch Ratings downgraded the long-term Issuer Default Ratings for Citizens Republic Bancorp, Inc. to ‘BBB-‘ from ‘BBB’. Wholesale funding represents an important source of liquidity to us, and credit ratings affect the availability and cost of this funding. We currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity. Our Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of December 31, 2007, there was no outstanding balance on this credit facility. The credit agreement requires us to maintain certain financial covenants. We determined we were non-compliant with a covenant of the revolving credit agreement regarding nonperforming asset levels as of December 31, 2007. We have obtained waivers from the three financial institutions involved in the revolving credit facility through December 31, 2007. We will have to re-negotiate the line of credit with the three financial institutions in order to utilize the revolving credit facility after December 31, 2007. If our ratings were downgraded, our ability to borrow funds at favorable rates may be negatively impacted and could adversely affect our results of operations and financial condition.
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
Our business may be adversely affected by the highly regulated environment in which we operate. We may be adversely affected by changes in banking laws, regulations, and regulatory practices at either the federal or state level. Such changes would affect our ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to our Holding Company, attract deposits, or make loans and leases at satisfactory spreads. Such changes may also result in the imposition of additional costs.
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
Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.
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
•	If an existing agreement expires or a certain service is discontinued by a vendor, then we may not be able to continue to offer our customers the same breadth of products and our operating results would likely suffer unless we are able to find an alternate supply of a similar service.
•	Agreements we may negotiate in the future may commit us to certain minimum spending obligations. It is possible we will not be able to create the market demand to meet such obligations.
•	If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new arrangements or new sources of supply, and may result in substantial delays in meeting market demand.
•	We may not be able to control or adequately monitor the quality of services we receive from our vendors. Poor quality services could damage our reputation with our customers.
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

In the past, we have grown through strategic acquisitions, such as our recent acquisition of Republic, and we may engage in strategic acquisitions in the future to strengthen and expand our operating and marketing capabilities. The full benefits of these acquisitions, however, require integration of administrative, financial, sales, lending, collections, marketing approaches, and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.
Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change our operations or dispose of an operating unit could have a negative effect on the goodwill or other intangible assets we recorded at the time of the Republic merger such that we may need to record an impairment charge, which could result in a negative impact on our results of operations.
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but are assessed at least annually for impairment, or when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. If we identify an impairment, it would be reflected as a charge to earnings in the period during which such impairment is identified and could have a material adverse effect on our results of operations. If an impairment is significant enough to result in negative net income for the period, it might affect the banks’ ability to upstream dividends to the Holding Company, which could have a material adverse effect on our liquidity and ability to pay dividends to shareholders.
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
As a bank holding company that conducts substantially all of our operations through our subsidiaries, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiaries and their ability to pay dividends to our Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Holding Company. At January 1, 2008, its subsidiaries were permitted to pay $15.2 million in dividends. Also, our Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event its subsidiaries are unable to pay dividends to our Holding Company, it may not be able to service debt, pay obligations or pay dividends on common stock.

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
Our articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
Provisions of our articles of incorporation and bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire our Holding Company, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 238 offices. Of these, 66 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $6.7 million in 2007. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, and in parts of Ohio, Iowa, and Indiana and are used by all of Citizens’ business segments. At certain Citizens Bank and F&M Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Notes 1 and 8 to the Consolidated Financial Statements.
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
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on the NASDAQ Global Select MarketSM (“NASDAQ”) under the symbol “CRBC”. There were approximately 35,000 shareholders of the Holding Company’s common stock as of December 31, 2007, which includes record holders and individual participants in security position listings.
Information regarding the Holding Company’s high and low stock prices and cash dividends declared during each quarter of the last two fiscal years is set forth in the table below. Restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 21 to the Consolidated Financial Statements. In late February 2008, the Holding Company announced its intention to decrease the quarterly dividend from $0.29 per share to $0.14 per share. This represents a 52% reduction from the previous rate of $0.29 per share that was most recently paid on February 14, 2008.

	Dividends	Common Stock
	Declared	Price Range		Closing
	Per Share	High	Low	Price

2007
Fourth quarter	$0.290	$17.37	$13.00	$14.51
Third quarter	0.290	20.38	15.01	16.11
Second quarter	0.290	22.50	18.02	18.30
First quarter	0.290	26.95	21.97	22.16

Year	$1.160	$26.95	$13.00	$14.51

2006
Fourth quarter	$0.290	$28.06	$24.50	$26.50
Third quarter	0.290	27.04	23.25	26.26
Second quarter	0.290	27.60	23.71	24.41
First quarter	0.285	28.66	25.62	26.85

Year	$1.155	$28.66	$23.25	$26.50

In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.
Stock Performance Graph
The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the S&P 500 Index and the KBW50 Index (Keefe, Bruyette & Woods, Inc. 50 Bank Index). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2002 and the reinvestment of all dividends. The returns shown on the graph are not necessarily indicative of future performance.

The dollar values for total shareholder return plotted in the graph above are as follows:

	CRBC	KBW 50	S&P 500
12/31/2002	$100.0	$100.0	$100.0
12/31/2003	137.7	134.0	128.6
12/31/2004	149.7	147.5	142.6
12/31/2005	125.8	149.2	149.6
12/31/2006	125.5	178.2	173.1
12/31/2007	73.4	137.2	182.6
Issuer Repurchases of Equity Securities
Citizens’ did not repurchase any shares during the fourth quarter of 2007. The stock repurchase program is discussed in more detail in Note 16 to the Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below are derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and “ — Significant Developments in 2006 and 2005.”

Five Year Summary of Selected Financial Data

(in thousands, except per share data)	2007	2006	2005	2004	2003

For The Year
Net interest income	$382,179	$263,120	$275,749	$271,698	$280,705
Provision for loan losses (1)	45,177	11,265	1,109	21,609	62,008
Noninterest income before securities gains (losses)(2)	122,593	97,728	89,435	92,971	92,952
Investment securities gains (losses) (3)	(25)	(7,101)	(8,927)	(1,513)	101
Noninterest expense(4)	327,423	259,827	243,042	260,278	228,866
Income tax provision (benefit) from continuing operations	31,305	19,319	31,581	19,590	18,375
Income from continuing operations	100,842	63,336	80,525	61,679	64,509
Discontinued operations (after tax) (5)	—	—	—	14,418	1,442
Net income	100,842	63,336	80,525	76,097	65,951
Cash dividends	87,799	49,530	49,311	49,286	49,476
Per Common Share Data
Income from continuing operations:
Basic	$1.34	$1.48	$1.87	$1.43	$1.49
Diluted	1.33	1.47	1.85	1.41	1.48
Discontinued operations:
Basic	$—	$—	$—	$0.33	$0.03
Diluted	—	—	—	0.33	0.03
Net income:
Basic	$1.34	$1.48	$1.87	$1.76	$1.52
Diluted	1.33	1.47	1.85	1.74	1.51
Cash dividends	1.160	1.155	1.140	1.140	1.140
Book value, end of year	20.84	20.58	15.28	15.13	14.69
Tangible book value (6)	10.20	9.65	13.75	13.55	13.03
Market value, end of year	14.51	26.50	27.75	34.35	32.72
At Year End, Continuing Operations
Assets	$13,505,983	$14,002,612	$7,750,688	$7,704,633	$7,543,304
Portfolio loans (7)	9,501,244	9,231,082	5,616,119	5,393,365	5,164,416
Deposits	8,301,925	8,698,061	5,473,839	5,299,760	5,274,082
Long-term debt	2,939,510	2,638,964	1,004,914	948,521	935,260
Shareholders’ equity	1,577,880	1,557,686	656,463	654,302	635,162
At Year End, Combined
Assets	$13,505,983	$14,002,612	$7,750,688	$7,704,633	$7,709,471
Portfolio loans (7)	9,501,244	9,231,082	5,616,119	5,393,365	5,247,818
Deposits	8,301,925	8,698,061	5,473,839	5,299,760	5,442,267
Long-term debt	2,939,510	2,638,964	1,004,914	948,521	935,260
Shareholders’ equity	1,577,880	1,557,686	656,463	654,302	635,162
Average For The Year, Continuing Operations
Assets	$13,320,121	$7,704,231	$7,776,522	$7,583,979	$7,509,573
Earning assets	11,851,100	7,250,843	7,348,168	7,164,365	7,097,607
Portfolio loans (7)	9,212,066	5,657,476	5,493,280	5,210,817	5,140,450
Deposits	8,168,893	5,587,967	5,286,390	5,277,670	5,478,315
Interest-bearing deposits	7,029,198	4,666,387	4,355,337	4,379,150	4,626,593
Repurchase agreements and other short-term borrowings	721,086	374,088	812,642	653,442	454,339
Long-term debt	2,728,181	995,940	937,182	934,550	860,407
Shareholders’ equity	1,549,961	660,996	653,004	639,631	632,060
Average For The Year, Combined
Assets	$13,320,121	$7,704,231	$7,776,522	$7,683,334	$7,692,634
Earning assets	11,851,100	7,250,843	7,348,168	7,259,660	7,272,887
Portfolio loans (7)	9,212,066	5,657,476	5,493,280	5,259,303	5,234,246
Deposits	8,168,893	5,587,967	5,286,390	5,375,297	5,665,533
Interest-bearing deposits	7,029,198	4,666,387	4,355,337	4,460,391	4,787,594
Repurchase agreements and other short-term borrowings	721,086	374,088	812,642	655,472	458,673
Long-term debt	2,728,181	995,940	937,182	934,550	860,407
Shareholders’ equity	1,549,961	660,996	653,004	639,631	632,060

Five Year Summary of Selected Financial Data (Continued)

(in thousands, except per share data)	2007	2006	2005	2004	2003

Financial Ratios, Continuing Operations
Return on average:
Shareholders’ equity	6.51%	9.58%	12.33%	9.64%	10.21%
Earning assets	0.85	0.87	1.10	0.86	0.91
Assets	0.76	0.82	1.04	0.81	0.86
Average shareholders’ equity/avg. assets	11.64	8.58	8.40	8.43	8.42
Dividend payout ratio	87.07	78.20	61.24	79.91	76.70
Net interest margin (FTE) (8)	3.38	3.81	3.94	3.99	4.17
Tier I leverage ratio (9)	7.53	7.22	7.98	7.84	7.45
Tier I risk-based capital ratio	9.18	9.41	9.94	9.96	9.80
Total risk-based capital ratio	11.66	11.90	13.22	13.32	13.23
Financial Ratios, Combined
Return on average:
Shareholders’ equity	6.51%	9.58%	12.33%	11.90%	10.43%
Earning assets	0.85	0.87	1.10	1.05	0.91
Assets	0.76	0.82	1.04	0.99	0.86
Average shareholders’ equity/avg. assets	11.64	8.58	8.40	8.32	8.22
Dividend payout ratio	87.07	78.20	61.24	64.77	75.02
Net interest margin (FTE) (8)	3.38	3.81	3.94	3.99	4.15
Tier I leverage ratio (9)	7.53	7.22	7.98	7.84	7.45
Tier I risk-based capital ratio	9.18	9.41	9.94	9.96	9.80
Total risk-based capital ratio	11.66	11.90	13.22	13.32	13.23

(1)	Provision for loan losses in 2005 includes a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income includes, in 2005, a charge of $3.6 million related to a fair value change in CD swap derivatives.

(3)	Investment securities gains (losses) includes a $7.2 million other-than-temporary impairment charge related to the restructuring of the balance sheet as a result of the Republic merger in 2006 and losses of $9.0 million on the sale of investment securities in 2005.

(4)	Noninterest expense includes restructuring and merger-related expenses of $8.2 million in 2007 and $11.3 million in 2006 related to the Republc merger. The year 2003 includes a special charge credit of $0.7 million related to accrual reversals primarily for employee benefits and severance.

(5)	Discontinued operations in 2004 includes an after-tax gain of $12.8 million for the sale of the Illinois bank subsidiary.

(6)	Tangible book value is an estimate of what a company would be worth if it was liquidated because it removes the effect of goodwill and intangible assets from the calculation. The formula uses ending balances and is caculated as follows: (Shareholders’ equity — Goodwill — Intangible assets)/Shares outstanding

(7)	Balances exclude loans held for sale.

(8)	Net interest margin is presented on an annual basis and includes taxable equivalent adjustments to interest income of $18.5 million, $13.7 million, $13.4 million, $13.2 million and $13.3 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, based on a tax rate of 35%.

(9)	In 2006, the Tier I leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings for the years 2007, 2006, and 2005 and the significant changes in balance sheet items from December 31, 2006 to December 31, 2007 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
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
Forward-Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan” and statements about future financial and operating results, plans, objectives, expectations and intentions) are forward-looking statements that involve risks and uncertainties, and actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Citizens’ filings with the Securities and Exchange Commission, including those listed in “Item 1A. Risk Factors,” of this report.
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
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank-Iowa. The Corporation also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. Citizens conducts operations through 238 offices and 265 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana. Citizens operates in three major business lines: Specialty Commercial, Regional Banking and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and Note 17 to the Consolidated Financial Statements, incorporated herein by reference.
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
Performance Summary
An analysis of the major components of net income in 2007, 2006 and 2005 is presented below.
Table 1. Three Year Summary of Net Income Components

	Year Ended December 31,
(in thousands)	2007	2006	2005

Interest income	$807,911	$472,352	$423,249
Interest expense	425,732	209,232	147,500

Net interest income	382,179	263,120	275,749
Provision for loan losses (1)	45,177	11,265	1,109
Noninterest income (1)	122,568	90,627	80,508
Noninterest expense (1)	327,423	259,827	243,042
Income tax provision(1)	31,305	19,319	31,581

Net income	$100,842	$63,336	$80,525

(1) Includes significant charges and/or gains as follows:
Provision for loan losses	$—	$—	$9,125

Noninterest income
Losses from sale of investment securities	—	—	(8,976)
Impairment writedowns on investment securities	—	(7,163)	—
Fair value change in CD swap derivatives	—	(207)	(3,604)

Total gains and other charges recorded in noninterest income	—	(7,370)	(12,580)

Noninterest expense
Expenses related to merger activities but not treated as restructuring or merger-related	(10,142)	(6,322)
Restructuring and merger related expenses	(8,247)	(11,324)	—

Total charges recorded in noninterest expense	(18,389)	(17,646)	—
Tax benefit (expense)	6,436	8,756	1,209

Net increase (decrease) to income	$(11,953)	$(16,260)	$(2,246)

Citizens recorded net income of $100.8 million in 2007 or $1.33 per diluted share, compared with net income of $63.3 million or $1.47 per diluted share in 2006, an increase of $37.5 million in net income and a decrease of $0.14 per diluted share. While both years include restructuring and merger-related expenses and other transaction costs associated with the Republic merger, the results for 2006 do not include Republic activity. Return on average assets and return on average equity for 2007 were 0.76% and 6.51%, respectively, compared with 0.82% and 9.58%, respectively, for 2006. Key factors behind these results were:

•	Net interest income for 2007 increased $119.1 million or 45.2% to $382.2 million compared with 2006 while the net interest margin percentage decreased from 3.81% to 3.38% during the same period. The increase in net interest income was the result of incorporating Republic’s average earnings assets, partially offset by the lower net interest margin. The margin compression was due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, continued pricing pressure on loans and the continued effects of the interest rate environment, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
•	The provision for loan losses increased $33.9 million over 2006 due to higher net charge-offs as a result of the credit quality issues in the post-merger commercial real estate loan portfolio. Total net charge-offs increased $34.7 million in 2007 to $50.9 million or 0.55% of average portfolio loans outstanding compared with $16.3 million or 0.29% for 2006. The increase was primarily the result of incorporating the Republic loan portfolios and an increase in commercial real estate charge-offs.
•	Noninterest income increased $31.9 million or 35.2% to $122.6 million compared with 2006. The increase was primarily due to incorporating Republic revenue, the effect of a $7.2 million other-than-temporary impairment charge (investment security loss) in the fourth quarter of 2006, and, to a lesser extent, growth in legacy Citizens’ revenue stream, partially offset by the effect of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during the first quarter of 2006.
•	Noninterest expense increased $67.6 million or 26.0% to $327.4 million compared with 2006. The increase was primarily the result of incorporating Republic activity, $10.1 million in additional expenses that are related to merger activities but not treated as restructuring or merger-related, and, to a lesser extent, higher professional services and legacy Citizens data processing services and telephone expenses, partially offset by lower restructuring and merger-related expenses in 2007, the effects of five items in 2006: $2.0 million in additional depreciation; $1.4 million for re-branding and customer communication, $1.1 million net pension curtailment loss, $1.8 million prepayment penalty on FHLB debt and the effect of a $1.5 million contribution to Citizens’ charitable foundation.
•	Income tax expense increased $12.0 million or 62.0% to $31.3 million compared with 2006. The increase was primarily due to higher pre-tax income for 2007. The 2007 effective tax rate was 23.69% compared with 23.37% for 2006. The slight increase in the effective tax rate was because the ratio of permanent favorable difference to pre-tax income is lower in 2007.
CRITICAL ACCOUNTING POLICIES
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill and other intangibles, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

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
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial or commercial real estate loans; (ii) risk allocated allowance which is comprised of several homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks upon the best judgment of management; and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
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
Citizens’ risk allocated allowance, which is comprised of several homogenous loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Industry loan loss experience rather than Citizens’ own historical data, which for some portfolios is limited, is utilized when, in the judgment of management, the industry loan loss experience more comprehensively portrays the current loss environment for any loan pool. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio and (ix) the impact of rising interest rates on the portfolio. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.
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
The methodology used by Republic Bank to estimate its allowance for loan losses at December 31, 2006 was not conformed to the process used by the other subsidiary banks. However, the process used by Republic Bank was not significantly different than the process used by the other subsidiary banks. As of December 31, 2007, all loans are now evaluated under one methodology.
Goodwill
Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in Citizens’ acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Corporation performs this annual test as of September 30 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.
The first step in this evaluation process is to determine if a potential impairment exists in any of the Corporation’s reporting units and, if required from the results of this step, a second step, which measures the amount of any impairment loss. The computations required by steps 1 and 2 call for Citizens to make a number of estimates and assumptions. In completing step 1, Citizens determines the fair value of the reporting unit that is being evaluated. In determining the fair value, Citizens generally calculates value using a combination of up to three separate methods: comparable publicly traded financial service companies, both nationally and in the Midwestern states; comparable acquisitions of financial services companies, both nationally and in the Midwestern states; and the discounted present value of management’s estimates of future cash or income flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based on location, size, and business composition;
•	selection of comparable acquisition transactions, based on location, size, business composition, and date of the transaction;
•	the discount rate applied to future earnings, based on an estimate of the cost of capital;
•	the potential future earnings of the reporting unit;
•	the relative weight given to the valuations derived by the three methods described.
If step 1 indicates a potential impairment of a reporting unit, step 2 requires Citizens to estimate the “implied fair value” of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this Citizens must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.
Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates, changes in stock and mergers and acquisitions market values, and changes in industry or market sector conditions.
During the fourth quarter of 2007, Citizens performed its annual goodwill impairment evaluation for the entire organization by using both market value and transaction value approaches and the discounted cash flow approach. In the market value approach, Citizens identified a group of publicly traded banks, both nationally and in the Midwest that is similar in size and location to Citizens Republic Bancorp and then used valuation multiples developed from the group to apply to the Corporation. In the transaction value approach, Citizens reviewed the purchase price paid in recent mergers and acquisitions of banks, both nationally and in Midwest which are similar in size to Citizens Republic Bancorp. From these purchase prices Citizens developed a set of valuation multiples, which it applied to the Corporation. When the discounted cash flow approach was used, Citizens discounted projected cash flows to their present value to arrive at the estimate of fair value.
Upon completion of the evaluation process, Citizens concluded that no impairment existed. In reaching this conclusion, Citizens determined that the fair value of goodwill exceeded the recorded value of goodwill. Since this evaluation process required Citizens to make estimates and assumptions with regard to the fair value of the Corporation’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the business segments where the goodwill is recorded.
Pension and Postretirement Benefits
Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, expected employee service periods, rate of employee compensation increases, assumed discount rate and the long-term return on plan assets. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred. Notes 1 and 13 to the Consolidated Financial Statements provide further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
During 2006, Citizens made various changes to its employee benefits programs. Effective December 31, 2006, Citizens’ current defined benefit pension plans were “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. This change is expected to result in decreased defined benefit pension plan expense offset by increased defined contribution 401(k) plan expense in future periods. During 2006, changes were made to the defined benefit pension plans to bring their termination and death benefit provisions into alignment with each other resulting in a slight increase in pension expense. On December 31, 2006, the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan were combined into a single plan. This combination is expected to result in slightly decreased plan administration costs in future periods.
On an annual basis, Citizens determines an expected long-term rate of return on plan assets by analyzing average historical returns weighted by target asset allocations, projected returns, and projected plan expenses. The assumed future earnings on cash balance pension plan accounts were reduced from 6.0% for 2005 to 5.5% for 2006 and 2007, which reflect the current rate environment, and caused a slight decrease to the liability in 2006, a positive impact on 2007 results, and is expected to have a positive impact on future results. The healthcare increase trend rate assumption was reset at the end of 2007 to maintain a seven year period to reach the target trend rate and this action is expected to have a slight negative impact on future results.
For both 2007 and 2006, the determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. The discount rate was lowered from 5.75% to 5.50% at the end of 2005, negatively impacting 2006 results, and increased from 5.50% to 5.75% at the end of 2006 positively impacting 2007 results. The discount rate was further changed at the end of 2007 from 5.75% to 6.00% which decreased the associated liability and is expected to positively impact future results.
On December 31, 2006 Citizens adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans.” This statement required Citizens to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS 87, “Employers’ Accounting for Pensions,” all of which were previously netted against the plan’s funded status in Citizens’ statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic plan costs pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic plan costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic plan costs on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The adoption of SFAS 158 had no effect on Citizens’ consolidated statement of income for the year ended December 31, 2007, or for any prior period presented, and it will not effect Citizens’ operating results in future periods.
The Pension Protection Act, which was signed into law in August 2006 with a January 1, 2008 effective date, contains numerous changes and refinements to regulations regarding defined benefit plans, defined contribution plans, individual retirement accounts and other issues related to retirement planning. Based on proposed IRS Regulation 104946, issued in December 2007, this Act is not expected to have a material impact on Citizens’ funding obligations or results of operations.
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
Income Tax Accounting
Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 15 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2007 and 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 2 to the Consolidated Financial Statements.
RECENT DEVELOPMENTS
Branch Sale
In conjunction with the approval of the Republic merger by the Federal Reserve Board of Governors (“Federal Reserve”) in December 2006, Citizens divested seven Republic branches in the Flint, Michigan banking market. When the divestiture was completed in April 2007, the branches had $26.4 million in loans and $200.9 million in deposits.
Strategic Business Alliances for the Mortgage Operations and Secondary Marketing Functions
On December 10, 2007, Citizens entered into a contract with PHH Mortgage Corporation (“PHH”) to perform mortgage loan processing, servicing of new mortgage loan originations, secondary marketing functions, and other mortgage-related loan origination services. Citizens expects to fully implement the strategic business alliance by the end of March 2008.
This is Citizens’ second strategic business alliance with PHH. On March 10, 2006, prior to the announcement of the Republic merger, Citizens entered into a contract with PHH to perform substantially the same services as the new contract. As a result of the December 2006 merger with Republic, Citizens gained further expertise in the loan processing, servicing and secondary market functions and determined it would no longer need the services provided by PHH. During 2007, mortgage industry trends and local residential market conditions caused a significant decrease in mortgage origination volume that is expected to continue into the future. As a result, Citizens evaluated several options to streamline the cost structure of its mortgage operations and determined that entering into a new alliance with PHH was its best alternative.

Significant Developments in 2006 and 2005
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
In December 2006, Citizens and Republic decided to consolidate eighteen branches due to their overlapping markets. The consolidation occurred in the second quarter of 2007.
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
Insurance Settlement
In 2002 and 2003, Citizens charged a total of $20.0 million to its allowance for loan losses after it determined that two of its borrowers provided falsified reports detailing the value of collateral used for the borrowing base of their loans. Through collection efforts, loan loss recoveries were subsequently recorded to the allowance for loan losses totaling $2.4 million over the course of 2003 and 2004. Citizens filed a lawsuit in 2004 against one of its previous insurers who underwrote a financial institutions bond with a rider which protected Citizens from losses incurred resulting from reliance on false and fraudulent financial documentation.
In October 2005, Citizens agreed to a settlement of $9.1 million with the insurer, which concluded the matter. The settlement was accounted for as a loan loss recovery to the allowance for loan losses.
Accounting for Derivative Instruments and Hedging Activities
Citizens incurred a pre-tax cumulative charge during the fourth quarter of 2005 to noninterest income of $3.6 million as a result of determining that the interest rate swaps related to brokered certificates of deposit did not qualify for fair value hedge accounting treatment under the “short-cut” method of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivatives and Certain Hedging Activities,” (collectively referred to SFAS 133). Further discussion of this charge is included in Note 19 to the Consolidated Financial Statements.
Securities Sale
During the fourth quarter of 2005, Citizens incurred a $9.0 million net loss on the sale of securities as the result of restructuring the investment portfolio. The Corporation sold $322.4 million of investment securities and purchased $209.4 million of higher yielding securities. The remaining $104.0 million, after netting the $9.0 million loss, was used to pay down short-term borrowings. The Corporation also entered into a notional amount of $100.0 million in receive-fixed swaps. The decision to sell the securities was based on significant changes in the asset/liability position of the Corporation. Increases in intermediate and long-term interest rates had extended the duration of the securities portfolio due to the effect on embedded options, and declines in core deposits had negatively impacted the duration of liabilities and increased the reliance on wholesale funding. Including the impact of the swaps, this transaction shortened the duration of the investment portfolio, reduced option risk related to callable securities and reduced wholesale borrowings. The transaction had a beneficial impact on net interest margin and net interest income.

RESULTS OF OPERATIONS
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years of 2007, 2006, and 2005 is presented below.
Table 2. Average Balances/Net Interest Income/Average Rates

	2007			2006			2005
Year Ended December 31	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$1,940	$104	5.37%	$2,862	$119	4.17%	$2,348	$56	2.38%
Investment securities (3):
Taxable	1,726,042	88,078	5.10	1,077,475	48,950	4.54	1,321,154	55,382	4.19
Tax-exempt	671,753	29,268	6.70	449,068	21,113	7.23	426,811	20,789	7.49
FHLB and Federal Reserve stock	137,676	6,414	4.66	56,700	2,701	4.76	59,714	3,132	5.25
Portfolio Loans (4):
Commercial	2,138,853	155,182	7.38	1,727,232	124,676	7.35	1,628,625	98,030	6.15
Commercial real estate	3,103,082	238,240	7.68	1,447,789	103,669	7.16	1,338,870	85,102	6.36
Residential mortgage loans	1,490,447	98,678	6.62	540,737	31,343	5.80	513,385	28,611	5.57
Direct consumer	1,638,084	127,768	7.80	1,099,110	82,804	7.53	1,171,567	74,798	6.38
Indirect consumer	841,600	56,881	6.76	842,608	56,032	6.65	840,833	55,448	6.59

Total portfolio loans	9,212,066	676,749	7.38	5,657,476	398,524	7.09	5,493,280	341,989	6.27
Loans held for sale	97,744	7,298	7.42	16,378	945	5.77	35,061	1,901	5.42

Total earning assets (3)	11,847,221	807,911	6.98	7,259,959	472,352	6.70	7,338,368	423,249	5.95
Nonearning Assets
Cash and due from banks	198,908			159,501			158,826
Bank premises and equipment	136,135			119,572			121,277
Investment security fair value adjustment	3,879			(9,116)			9,801
Other nonearning assets	1,307,126			288,928			268,175
Allowance for loan losses	(173,148)			(114,613)			(119,925)

Total assets	$13,320,121			$7,704,231			$7,776,522

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	831,983	5,742	0.69	779,803	5,051	0.65	1,035,579	6,968	0.67
Savings deposits	2,188,296	63,942	2.92	1,478,492	38,848	2.63	1,505,604	22,197	1.47
Time deposits	4,008,919	187,510	4.68	2,408,092	103,233	4.29	1,814,154	55,989	3.09
Short-term borrowings	721,086	34,316	4.76	374,088	16,017	4.28	812,642	25,929	3.19
Long-term debt	2,728,181	134,222	4.92	995,940	46,083	4.63	937,182	36,417	3.89

Total interest-bearing liabilities	10,478,465	425,732	4.06	6,036,415	209,232	3.47	6,105,161	147,500	2.42
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,139,695			921,580			931,053
Other liabilities	152,000			85,240			87,304
Shareholders’ equity	1,549,961			660,996			653,004

Total liabilities and shareholders’ equity	$13,320,121			$7,704,231			$7,776,522

Net Interest Income		$382,179			$263,120			$275,749

Interest Spread (5)			2.92%			3.23%			3.53%
Contribution of noninterest bearing sources of funds			0.46			0.58			0.41

Net Interest Margin (5)(6)			3.38%			3.81%			3.94%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $18.5 million, $13.7 million, and $13.4 million for the years ended December 31, 2007, 2006, and 2005 respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
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

Net interest income was $382.2 million in 2007, compared with $263.1 million in 2006 and $275.7 million in 2005. The increase in net interest income compared with 2006 resulted from an increase in average earning assets of $4.6 billion, partially offset by a decrease in net interest margin to 3.38% compared with 3.81% in 2006. The increase in average earning assets resulted from the merger with Republic and, to a lesser extent, organic growth in the commercial and commercial real estate loan portfolios, partially offset by a reduction in investment securities balances due to maturing balances not being fully reinvested, a portfolio restructuring during the first quarter of 2007, and a decrease in residential mortgage and direct consumer loan portfolio balances due to lower demand in the current Midwest economic environment. The decrease in net interest margin from prior periods was primarily due to the merger with Republic and, to a lesser extent, to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, the movement of commercial loans to nonperforming status, pricing pressure on loans and deposits, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities in the fourth quarter of 2006, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
The decrease in net interest income in 2006 compared with 2005 was due to a decrease in average earning assets of $78.4 million and a decline in the net interest margin to 3.81% in 2006 compared with 3.94% in 2005. The decline in average earning assets resulted from declines in the investment, loans held for sale and consumer loan portfolios, partially offset by growth in the commercial, commercial real estate, and residential mortgage loan portfolios. The decrease in the investment portfolio was the result of the fourth quarter of 2005 restructuring and maturing balances not being fully reinvested. The decrease in the net interest margin compared with 2005 was due to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, continued pricing pressure on loans, the continued effects of the interest rate environment, and the aforementioned issuance of $150.0 million of enhanced trust preferred securities, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans, the paydown of short-term borrowings and restructuring of the investment portfolio during the fourth quarter of 2005.
The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.

Table 3. Analysis of Changes in Interest Income and Interest Expense

	2007 Compared to 2006			2006 Compared to 2005
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	$(15)	$29	$(44)	$63	$49	$14
Investment securities:
Taxable	39,128	6,649	32,479	(6,432)	4,371	(10,803)
Tax-exempt	8,155	(1,646)	9,801	324	(737)	1,061
FHLB and Federal Reserve stock	3,713	(61)	3,774	(431)	(278)	(153)
Loans:
Commercial	30,506	645	29,861	26,646	20,435	6,211
Commercial real estate	134,571	7,994	126,577	18,567	11,301	7,266
Residential mortgage loans	67,335	5,044	62,291	2,732	1,173	1,559
Direct consumer	44,964	3,021	41,943	8,006	12,845	(4,839)
Indirect consumer	849	916	(67)	584	467	117

Total portfolio loans	278,225	17,620	260,605	56,535	46,221	10,314
Loans held for sale	6,353	355	5,998	(956)	115	(1,071)

Total	335,559	22,946	312,613	49,103	49,741	(638)

Interest Expense:
Deposits:
Interest-bearing demand	691	342	349	(1,917)	(252)	(1,665)
Savings	25,094	4,749	20,345	16,651	17,058	(407)
Time	84,277	10,154	74,123	47,244	25,655	21,589
Short-term borrowings	18,299	1,963	16,336	(9,912)	7,010	(16,922)
Long-term debt	88,139	3,094	85,045	9,666	7,275	2,391

Total	216,500	20,302	196,198	61,732	56,746	4,986

Net Interest Income	$119,059	$2,644	$116,415	$(12,629)	$(7,005)	$(5,624)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2007 compared with 2006
The increase in net interest income of $119.1 million in 2007 compared with 2006 reflects rate and volume variances which were favorable in the aggregate.
Favorable rate variances on assets were partially offset by unfavorable rate variances on liabilities. Favorable rate variances on assets and unfavorable rate variances on liabilities were the result of higher market interest rates in 2007 compared with 2006. The unfavorable rate variances for tax-exempt investment securities were the result of yields on acquired securities being lower than the yield on the pre-merger portfolio.
Favorable volume variances on assets were partially offset by unfavorable volume variances on liabilities. Favorable volume variances on assets resulted from the merger and organic commercial and commercial real estate loan growth. Unfavorable volume variances on liabilities resulted from the Republic merger as well as organic growth in time deposits and increases in short-term borrowings and long-term debt to fund loan growth.
The continued migration of funds from lower yielding deposit products into higher yielding deposit products, the continued effects of deposit pricing pressure and the rate environment will continue to put downward pressure on net interest income in 2008.

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
Decreases in investment portfolio and direct consumer loan portfolio balances created unfavorable volume variances which were partially offset by favorable variances created by organic loan growth in the commercial, commercial real estate, residential mortgage, and indirect consumer loan portfolios. Unfavorable volume variances in the investment portfolio were the result of maturing balances not having been fully reinvested and the restructuring of the portfolio in the fourth quarter of 2005. Unfavorable volume variances in the direct consumer loan portfolio were the result of weaker consumer demand for these products.
Decreases in interest-bearing demand, savings, and short-term borrowings created favorable volume variances which were partially offset by unfavorable volume variances in time deposits and long-term debt. The deposit variances were the result of customers migrating funds from lower yielding deposit products into higher yielding deposit products in response to increases in short-term interest rates. The decrease in short-term borrowings resulted from the restructuring of the investment portfolio in the fourth quarter of 2005.
PROVISION FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses.
2007 compared with 2006
The provision for loan losses totaled $45.2 million in 2007, an increase of $33.9 million over 2006. The increase was primarily the result of higher net charge-offs as a result of the credit quality issues in the post-Republic merger commercial real estate loan portfolio, deterioration in commercial and residential real estate values and transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines.
2006 compared with 2005
The provision for loan losses totaled $11.3 million in 2006, an increase of $10.2 million over 2005. The increase was primarily the result of a $9.1 million insurance settlement which was accounted for as a loan loss recovery in 2005 and a slight movement in the risk position of the loan portfolio in late 2006. The change in the risk position was caused by an increase in watch loans, recognized loan deterioration in the real estate related portfolios, and Citizens’ proactive credit philosophy.
NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below. To provide more meaningful trend analysis, certain significant transactions not normally incurred are presented separately.

Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005

Service charges on deposit accounts	$48,051	$37,709	$35,409	$10,342	$2,300	27.4%	6.5%
Trust fees	20,106	19,465	18,445	641	1,020	3.3	5.5
Mortgage and other loan income	15,513	9,270	8,983	6,243	287	67.3	3.2
Brokerage and investment fees	7,901	6,995	7,803	906	(808)	12.9	(10.4)
ATM network user fees	6,283	4,011	4,355	2,272	(344)	56.7	(7.9)
Bankcard fees	6,124	4,567	3,804	1,557	763	34.1	20.1
Investment securities gains (losses)	(25)	(7,101)	(8,927)	7,076	1,826	(99.7)	(20.5)
Fair value change in CD swap derivatives	—	(207)	(3,604)	207	3,397	(100.0)	(94.3)
Other	18,615	15,918	14,240	2,697	1,678	16.9	11.8

Total noninterest income	$122,568	$90,627	$80,508	$31,941	$10,119	35.2	12.6

2007 compared with 2006
Noninterest income totaled $122.6 million in 2007, an increase of $31.9 million over 2006. The increase was primarily due to incorporating Republic revenue, the effects of a $7.2 million other-than-temporary impairment charge (investment security loss) Citizens recorded in 2006 as it no longer had a positive intent to hold $317.3 million of its investment portfolio to recovery due to the balance sheet restructuring associated with completing the Republic merger, and, to a lesser extent, growth in legacy Citizens’ revenue stream. The increase was partially offset by the effect of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during 2006.
Service charges on deposit accounts increased due to incorporating Republic activity, and, to a lesser extent, the impact of revenue enhancement initiatives implemented during 2007. Trust fees increased due to the impact of stronger financial markets during 2007. Mortgage and other loan income increased due to incorporating Republic activity, but is expected to level off in future periods as a result of an anticipated decrease in mortgage loan origination. The increase in brokerage and investment fees reflects promoting the financial consultants as “retirement income professionals” through community seminars and targeted mailings, training legacy Republic branch staff and hiring new financial consultants to support the Republic franchise on this product line during 2007. The increases in ATM network user fees and bankcard fees were primarily due to incorporating Republic activity. The increase in investment securities gains (losses) reflects the aforementioned impairment charge recorded in 2006. The increase in other income reflects incorporating Republic activity in 2007, partially offset by the aforementioned deferred gain on the former downtown Royal Oak, Michigan office in 2006 and losses on the Holding Company’s venture capital investment in a limited partnership in 2007.
2006 compared with 2005
Noninterest income totaled $90.6 million, an increase of $10.1 million or 12.6% over 2005. The variance from the prior year was primarily the result of higher service charges on deposit accounts, trust fees, bankcard fees, fully recognizing the deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during 2006 and two items which occurred in 2005: a $3.6 million charge associated with the accounting treatment for swaps hedging brokered certificates of deposit and a $9.0 million net loss on the sale of securities as a result of restructuring the investment portfolio during 2005. The improvements were partially offset by the aforementioned $7.2 million other-than-temporary impairment charge (investment security loss) Citizens recorded in the fourth quarter of 2006 and by decreases in brokerage and investment fees and ATM network user fees.
Service charges on deposit accounts reflect the impact of revenue enhancement initiatives implemented in 2006. Trust fees reflect the impact of stronger financial markets, continued execution of the sales management process and improved pricing discipline, partially offset by attrition. Mortgage and other loan income reflects the impact of the mid-2006 alliance with PHH Mortgage, pursuant to which Citizens sold substantially all of its origination volume to PHH Mortgage, partially offset by the impact of an unfavorable rate environment since the first quarter of 2005. Brokerage and investment fees reflect Citizens’ strategy implemented in the first quarter of 2006, which shifted a large portion of its brokerage fee production from reliance on referrals from the branch network and sales campaigns to its Investment Center financial consultants. Other income reflects the impact of closing Citizens’ title company during 2006 in conjunction with the PHH Mortgage alliance and gains on the sale of several former branch properties in 2006.

NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below. In order to provide more meaningful trend analysis, special and certain other significant charges are presented separately.
Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005

Salaries and employee benefits	$175,895	$132,400	$132,153	$43,495	$247	32.9%	0.2%
Occupancy	30,971	22,288	22,131	8,683	157	39.0	0.7
Professional services	18,031	15,344	17,279	2,687	(1,935)	17.5	(11.2)
Equipment	14,650	14,691	14,634	(41)	57	(0.3)	0.4
Data processing services	16,234	14,989	13,800	1,245	1,189	8.3	8.6
Advertising and public relations	7,282	5,881	7,853	1,401	(1,972)	23.8	(25.1)
Postage and delivery	7,800	6,095	6,213	1,705	(118)	28.0	(1.9)
Telephone	8,124	5,777	5,481	2,347	296	40.6	5.4
Other loan expenses	5,518	4,446	2,655	1,072	1,791	24.1	67.5
Stationery and supplies	2,700	2,530	3,091	170	(561)	6.7	(18.1)
Intangible asset amortization	11,534	2,899	2,899	8,635	—	297.9	—
Restructuring and merger related expenses	8,247	11,324	—	(3,077)	11,324	(27.2)	—
Other	20,437	21,163	14,853	(726)	6,310	(3.4)	42.5

Total noninterest expense	$327,423	$259,827	$243,042	$67,596	$16,785	26.0	6.9

2007 compared with 2006
Noninterest expense totaled $327.4 million, an increase of $67.6 million over 2006. The increase was primarily the result of incorporating Republic activity, and higher professional services, legacy Citizens data processing services and telephone expenses. During 2007, Citizens incurred $10.1 million in expenses related to compensation for resources needed to complete the April 27, 2007 computer system conversion, employee separation agreements, and advertising costs to introduce the Citizens brand to new markets. The increase was partially offset by lower restructuring and merger-related expenses, the effect of five items in 2006: $2.0 million in additional depreciation, $1.4 million for re-branding and customer communication, $1.1 million net pension curtailment loss, a $1.8 million prepayment penalty on FHLB debt, and a $1.5 million contribution to Citizens’ charitable foundation.
The increase in salaries and employee benefits reflects incorporating Republic activity and $5.5 million in employee separation agreements paid during 2007. Salaries and employee benefits are expected to be lower in 2008 than in 2007 due to the full-year effect of lower staffing levels and the employee separation agreements paid in 2007. The increase was partially offset by lower pension expense due to a $1.1 million pension curtailment charge related to freezing benefits in Citizens’ defined benefit cash balance plan during 2006. The increase in occupancy costs reflects incorporating Republic activity, which was partially offset by the cost savings associated with the 2007 branch closures. Professional services increased as a result of incorporating Republic activity, as well as higher professional services expenses due to outsourcing the statement rendering function and a temporary increase in the use of external service providers while attempting to fill several operational positions. While equipment costs were essentially unchanged, increases due to incorporating Republic activity were substantially offset by lower depreciation expense at legacy Citizens due to an additional $2.0 million of depreciation expense recorded in 2006 as a result of aligning the service life of previously acquired equipment with the current capitalization policy. The increase in data processing services reflects implementing enhanced technology initiatives related to customer online banking functionality. Advertising and public relations expenses increased due to a $1.3 million advertising campaign to introduce Citizens’ brand in new Michigan markets and Ohio and expenses related to the Citizens 400 NASCAR race sponsorship during 2007. The increase in telephone expense was primarily the result of incorporating Republic activity. Other loan expenses reflect incorporating Republic activity and higher foreclosure expenses associated with repossessing commercial and residential real estate. The increase in intangible asset amortization reflects amortizing the implied premium on the Republic core deposits, which was established as part of the purchase accounting fair market value adjustments, over the estimated term of the underlying deposits. Postage and delivery and stationery and supplies expenses increased primarily as a result of incorporating Republic activity. The decrease in restructuring and merger-related expenses was primarily the result of recognizing expenses associated with establishing the restructuring plan at the time of the Republic merger. The decrease in other expense was primarily due to two items in 2006: the aforementioned prepayment penalty and the aforementioned contribution to Citizens’ charitable foundation, partially offset by incorporating Republic activity and a $0.9 million liability during 2007 related to Citizens’ proportionate share of expense related to litigation involving Visa USA (“Visa”), of which Citizens is a member.
2006 compared with 2005
Noninterest expense totaled $259.8 million, an increase of $16.8 million or 6.9% over 2005. The increase was the result of higher data processing services, other loan expenses, the aforementioned prepayment penalty on FHLB advances, restructuring and merger-related expenses and other expense, partially offset by decreases in professional services, advertising and public relations, as well as stationery and supplies. Citizens recorded an $11.3 million charge in 2006 for restructuring and merger-related expenses associated with the Republic merger.
Salaries and employee benefits were essentially unchanged from 2005 as decreases in hospitalization, social security and workers compensation were substantially offset by increases in salary costs due to merit increases awarded in 2006, higher stock-based compensation resulting from a 2005 plan enhancement awarding primarily restricted stock to employees, as well as the aforementioned $1.1 million pension curtailment charge. Professional services decreased from 2005 as a result of 2005 and early 2006 initiatives to develop corporate strategies to produce enhanced profitability and revenue momentum, enhance overall corporate risk management and ensure regulatory compliance. Equipment costs, which were essentially unchanged from 2005, included the aforementioned $2.0 million in additional depreciation. Data processing fees increased over 2005 as a result of implementing enhanced technology initiatives related to customer online banking functionality late in 2005. Advertising and public relations decreased from 2005 as a result of an overall reduction in the amount of market-specific advertising completed in 2006. Telephone expense increased over 2005 as a result of higher cell phone volume, higher usage charges as a result of the acquisition of the previous provider, and more audio conferences to bring the merger integration teams together.
Other loan expenses increased over 2005 as a result of the alliance with PHH Mortgage and higher expenses related to processing commercial loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. Stationery and supplies decreased from 2005 as a result of utilizing an online procurement system that has improved expense management. Other expenses increased over 2005 as a result of the aforementioned restructuring and merger-related expenses; the aforementioned $1.5 million contribution to Citizens’ charitable foundation; non-credit related losses from a third party vendor contract, a litigation settlement, write downs on several former branch locations and tax-credit related investments in low income housing and community development projects; the aforementioned $1.8 million prepayment penalty on the retirement of FHLB debt; and to a lesser extent higher expenses related to other real-estate owned, travel and state taxes. The increases in other expenses were partially offset by a reduction in expenses associated with the aforementioned closing of Citizens’ title company during 2006 and a foreign corporation fee paid to the Wisconsin Department of Treasury as a result of merging the Michigan and Wisconsin bank charters in April 2005.
FEDERAL AND STATE INCOME TAXES
Citizens recorded income tax expense of $31.3 million in 2007 compared with income tax expense of $19.3 million in 2006 and $31.6 million in 2005. The increase in the 2007 expense over 2006 was due to higher pre-tax income, partially offset by a $1.4 million ($0.9 million after-tax) reduction in state income tax reserves due to the resolution of various state tax matters in 2007. The decrease in the 2006 expense from 2005 was due to lower pre-tax income for 2006 and a $1.3 million expense during 2005 as a result of reducing the deferred Wisconsin state income tax asset due to the April 2005 merger of the Michigan and Wisconsin bank charters. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 23.69% in 2007, compared with 23.37% in 2006 and 28.17% in 2005. The effective tax rate is lower than the statutory tax rate due to tax-exempt interest income, and, to a lesser extent, other permanent income tax differences. The increase in the 2007 effective tax rate was due to higher pre-tax income while tax-exempt income remained relatively unchanged. For further discussion of federal and state income taxes, see Note 15 to the Consolidated Financial Statements.

LINE OF BUSINESS RESULTS
Net income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 17 to the Consolidated Financial Statements. Certain amounts have been reclassified between segments to conform with current year presentation.

	Net Income
(in thousands)	2007	2006	2005

Specialty Commercial	$27,666	$3,719	$2,492
Regional Banking	82,265	68,352	71,067
Wealth Management	3,327	2,550	2,050
Other	(12,416)	(11,285)	4,916

Net income	$100,842	$63,336	$80,525

2007 compared with 2006
Specialty Commercial net income increased to $27.7 million in 2007 from $3.7 million in 2006. The increase in net income was a result of higher net interest income and higher noninterest income partially offset by increases in the provision for loan losses and noninterest expense. The increases in net interest income, noninterest income, and noninterest expense were primarily the result of incorporating loan and deposit balances related to commercial real estate and public funds from Republic. The increase in the provision for loan losses was primarily the result of incorporating the Republic commercial real estate loan balances and associated charge-offs.
Regional Banking net income increased to $82.3 million in 2007 from $68.4 million in 2006. The increase in net income was a result of higher net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense. The increases in all categories were primarily the result of incorporating Republic loan and deposit balances and other Republic related activity. The increase in loan loss provision was primarily the result of incorporating the Republic balances along with an overall increase in the amount of net charge-offs of consumer loans.
Wealth Management net income increased to $3.3 million in 2007 from $2.6 million in 2006. The increase in net income was primarily a result of higher noninterest income. The increase in noninterest income was primarily the result of higher trust fee income due to stronger financial markets and higher brokerage and investment fee income due to hiring new financial consultants to support the Republic franchise. Trust assets under administration were $2.7 billion at December 31, 2007, essentially unchanged from December 31, 2006.

Activities that are not directly attributable to one of the above are included in the Other business line. Included in this category are the Holding Company; indirect consumer lending; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The other business line had a net loss of $12.4 million in 2007 compared with a net loss of $11.3 million in 2006. The decrease in net income was due to higher noninterest expense and higher provision for loan losses, partially offset by higher net interest income and higher noninterest income. The increase in noninterest expense was primarily a result of incorporating Republic activity, partially offset by lower restructuring and merger related costs. The increase in provision for loan losses was due primarily to an increase in residential mortgage charge-offs. The increase in net interest income was primarily due to the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily a result of an other than temporary impairment charge of $7.2 million (investment security loss) in 2006 and, to a lesser extent, the impact of incorporating Republic activity.
2006 compared with 2005
Specialty Commercial net income increased to $3.7 million in 2006 from $2.5 million in 2005. The increase in net income was a result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense. The provision for loan losses was essentially unchanged. The increase in net interest income was primarily due to an increase in commercial loan balances and increased public fund deposit balances. The increase in noninterest income was a result of higher deposit service charge income along with increases to income from off-balance sheet sweeps and from other loan fees. The increase in noninterest expense was primarily a result of higher compensation costs and increases in professional and legal expenses due to incorporating Republic activity.
Regional Banking net income decreased to $68.4 million in 2006 from $71.0 million in 2005. The decrease in net income was primarily the result of lower net interest income and an increase in the provision for loan losses, partially offset by higher noninterest income and lower noninterest expense. Net interest income declined as a result of lower consumer loan balances and lower net interest margin, partially offset by increases in commercial loan balances. The increase in loan loss provision was primarily a result of a $9.1 million insurance settlement received in 2005 and lower recoveries in 2006 as compared with 2005. The increase in noninterest income was primarily the result of the gain on sale of the downtown Royal Oak, Michigan office along with higher deposit service charges, partially offset by lower brokerage and mortgage fee income. The decrease in noninterest expense was due to lower marketing and advertising costs along with lower professional services as a result of 2005 and early 2006 initiatives to develop corporate strategies to produce enhanced profitability and revenue momentum, enhance overall corporate risk management and ensure regulatory compliance.
Wealth Management net income increased to $2.6 million in 2006 from $2.1 million in 2005. The increase in net income was primarily a result of higher noninterest income, partially offset by an increase in noninterest expense. The increase in noninterest income was primarily the result of higher trust fee income due to stronger financial markets and improved execution and pricing discipline and higher brokerage and investment fee income as a result of increased production. Trust assets under administration were $2.7 billion at December 31, 2006 compared with $2.5 billion at December 31, 2005.
The other business line had a net loss of $11.3 million in 2006 compared with net income of $4.9 million in 2005. The decrease in net income was due to lower net interest income and higher noninterest expense, partially offset by higher noninterest income. The provision for loan losses was essentially unchanged. The decrease in net interest income was primarily the result of the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest expense was largely attributable to $11.3 million in restructuring and merger-related expenses; a $1.5 million contribution to Citizens’ charitable foundation; and a $1.8 million prepayment penalty on the retirement of FHLB debt. The increase in noninterest income was primarily a result of the $9.0 million net loss on the sale of securities and the $3.6 million charge associated with the accounting treatment of swaps hedging brokered CDs, both of which occurred during 2005.

FINANCIAL CONDITION
SUMMARY
The following table summarizes various indicators of Citizens’ financial condition for 2007, 2006 and 2005.

	2007	2006	2005

Average total assets (in millions)	$13,320.1	$7,704.2	$7,776.5
Average short term borrowings (in millions)	721.1	374.1	812.6
Average long term debt (in millions)	2,728.2	995.9	937.2
Average earning assets as a percent of average assets	89.0%	94.1%	94.5%
Average investment securities and money market investments as a percent of average earning assets	21.4	21.7	24.8
Average portfolio loans as a percent of average earning assets	77.7	78.0	74.8
Interest-bearing deposits as a percent of average interest-bearing liabilities	67.1	77.3	71.3
Ratio of average noninterest bearing deposits to average deposits	14.0	16.5	17.6
The above items are discussed in more detail in the following sections.
AVERAGE TOTAL ASSETS
Average total assets for 2007 increased $5.6 billion over 2006 primarily as a result of incorporating Republic assets and an increase in commercial loan balances, partially offset by a decrease in investment portfolio balances due to maturing balances not being fully reinvested and a decrease in residential mortgage and direct consumer loan balances due to lower demand in the current Midwest economic environment.
INVESTMENT SECURITIES AND MONEY MARKET INVESTMENTS
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest-rate risk and maximizing return. Securities are classified as available for sale or held to maturity. As of December 31, 2007, 94.3% of securities were classified as available for sale.
A summary of investment securities balances at December 31, 2007, 2006 and 2005 is provided below:
Investment Securities

December 31 (in thousands)	2007	2006	2005

Available for Sale:
U.S. Treasury	$—	$39,854	$—
Federal agencies	304,074	436,315	310,408
Collaterized mortgage obligations	586,954	791,739	496,925
Mortgage-backed securities	670,565	994,767	315,253
State and municipal securities	569,466	575,907	378,235
Other securities	1,105	874	1,176

Total	$2,132,164	$2,839,456	$1,501,997

Held to Maturity:
State and municipal securities	$129,126	$109,744	$82,431

Total Investments	$2,261,290	$2,949,200	$1,584,428

Total investment securities at December 31, 2007 decreased by $687.9 million from December 31, 2006. The decrease in securities during 2007 was the result of Citizens’ post-merger balance sheet restructuring in the first quarter of 2007 as well as paydowns and maturities in the investment portfolio to reduce short-term borrowings during 2007.

Citizens incurred an other-than-temporary impairment charge of $7.2 million (investment security loss) in 2006 as it no longer had a positive intent to hold $317.3 million of its investment portfolio to recovery. These actions were part of planned strategies to restructure Citizens’ balance sheet as a result of the Republic merger to help reduce interest rate risk and liquidity risk and improve earnings quality.
Purchases of municipal securities remain dependent on the Corporation’s capacity to utilize tax-exempt income. Municipal securities available for sale decreased $6.4 million or 1.1% in 2007, compared with an increase of $197.7 million or 52.3% in 2006. The merger with Republic in 2006 added $211.6 million of municipal securities classified as available for sale. Municipal securities classified as held to maturity increased $19.4 million or 17.7% in 2007 compared with an increase of $27.3 million or 33.1% in 2006.
Maturities and average yields of investment securities at December 31, 2007 are presented in Table 4 below:
Table 4. Maturity Distribution of Investment Securities Portfolio (1)

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
December 31, 2007		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities Available for Sale: (2)
US Treasury securities (3)	$—	—%	$—	—	$—	—%	$—	—%	—	—%
Federal Agency securities (3)	5,049	7.08	248,993	4.93	50,032	5.60	—	—	304,074	5.08
Collateralized mortgage obligations (3)(4)	90,013	4.04	496,862	4.97	3	5.61	76	7.43	586,954	4.83
Mortgage-backed securities (3)(4)	9,844	7.52	303,735	5.19	320,583	4.93	36,403	5.59	670,565	5.12
State and municipal securities (3)(5)	27,508	7.88	160,907	7.44	225,044	6.46	156,007	6.17	569,466	6.72
Other securitites	1,054	4.27	—	—	—	—	51	8.00	1,105	4.32

Total securities
Available for Sale	$133,468	5.19%	$1,210,497	5.34%	$595,662	5.56%	$192,537	6.06%	$2,132,164	5.46%

Securities Held to Maturity: (6)
State and municipal securities (3)(5)	$1,491	5.22%	$3,503	5.94%	$21,236	6.09%	$102,896	6.30%	129,126	6.24%

Total securities
Held to Maturity	$1,491	5.22%	$3,503	5.94%	$21,236	6.09%	$102,896	6.30%	$129,126	6.24%

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.

(2)	Amount for Securities Available for Sale is the Estimated Fair Market Value

(3)	Yields are based on amortized cost.

(4)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

(5)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(6)	Amount for Securities Held to Maturity is the Amortized Cost
As of December 31, 2007, the estimated aggregate fair value of the investment securities portfolio was $18.2 million above amortized cost, consisting of gross unrealized gains of $25.2 million and gross unrealized losses of $7.0 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 6 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.
FHLB and Federal Reserve stock at December 31, 2007 increased $15.9 million to $148.8 million compared with December 31, 2006. Citizens acquired $9.2 million of FHLB stock during 2007 due to FHLB borrowing requirements. Citizens acquired an additional $6.7 million in Federal Reserve stock due to an increased equity level requirement as a result of consolidating Republic Bank into Citizens Bank in the second quarter of 2007.

LOAN PORTFOLIO
Citizens primarily extends credit within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Ohio, Iowa, and Indiana. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry, with no concentration within a single industry that exceeds 10% of total portfolio loans. Citizens has minimal loans to foreign debtors and does not actively solicit nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer.
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial, commercial real estate, and real estate construction loans at December 31, 2007 are presented below.
Table 5. Portfolio Loans (1)

(in millions)	2007	2006	2005	2004	2003

Portfolio Loans Outstanding at December 31
Commercial	$2,557.1	$2,004.9	$1,688.1	$1,633.8	$1,645.4
Commercial real estate	2,549.6	2,442.5	1,190.4	1,153.0	1,194.2
Real estate construction	547.6	678.1	211.7	102.9	89.9

Total commercial	5,654.3	5,125.5	3,090.2	2,889.7	2,929.5
Residential mortgage loans	1,445.2	1,543.5	539.8	508.2	492.7
Direct consumer	1,572.3	1,721.4	1,142.0	1,169.6	998.3
Indirect consumer	829.4	840.6	844.1	825.9	743.9

Total	$9,501.2	$9,231.0	$5,616.1	$5,393.4	$5,164.4

Portfolio Loan Maturities and Interest Rate Sensitivity at December 31, 2007

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial	$1,438.2	$926.7	$192.2	$2,557.1
Commercial real estate	558.0	1,629.7	361.9	2,549.6
Real estate construction	321.0	182.9	43.7	547.6

Total commercial	$2,317.2	$2,739.3	$597.8	$5,654.3

Loans above:
With floating interest rates	$1,506.4	$1,180.4	$395.6	$3,082.4
With predetermined interest rates	810.8	1,558.9	202.2	2,571.9

Total	$2,317.2	$2,739.3	$597.8	$5,654.3

(1)	Excludes mortgage loans held for sale
Total portfolio loans at December 31, 2007 increased $270.2 million or 2.9% over December 31, 2006 primarily as a result of strong total commercial originations, partially offset by declines in the residential mortgage and direct consumer loan portfolios due to weak consumer demand in most of Citizens’ markets.
Commercial. The commercial loan portfolio includes a diverse group of loans largely to in-market small business (loans less than $0.75 million) and middle market (loans over $0.75 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.
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
Commercial loans at December 31, 2007 increased $552.3 million or 27.5% over December 31, 2006. The increase was primarily a result of new relationships in Ohio, continued strong growth in the Southeast Michigan market, new relationships in all of Citizens’ other markets, and growth of $178.3 million from the Citizens Bank Business Finance division (the asset-based lending team) due to strong direct demand and several large corporate client participations.
Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi-unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.
Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2007, approximately 35% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
Commercial real estate loans at December 31, 2007 increased $107.1 million or 4.4% over December 31, 2006. Higher quality opportunities identified and closed in the second half of 2007 were partially offset by declines during the early part of 2007 as commercial real estate bankers focused on ensuring proper credit strategies were in place. All new commercial real estate loans originated in 2007 were made under Citizens’ traditionally high underwriting standards.
Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, have prior successful project experience, and are well-capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. These loans are considered to have higher risks than other real estate loans due to the inherent construction risk and their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, residential mortgage financing, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained.
Real estate construction loans at December 31, 2007 decreased $130.5 million or 19.2% from December 31, 2006 primarily as a result of low demand for residential development in Citizens’ markets.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSE”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products do not exceed 100% at origination. All loans originated in excess of 80% were generally covered by mortgage insurance providing at least 20% of coverage, except as noted below. No loans were originated which permitted negative amortization.
Residential mortgage loans at December 31, 2007 decreased $98.3 million or 6.4% from December 31, 2006. The decrease was primarily the result of weak consumer demand in Citizens’ markets and selling over 70% of new mortgage originations into the secondary market. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages. All residential mortgage loans that were sold in 2007 were sold without recourse. However, Citizens remains contractually liable for credit risk on loans that experience early payment defaults, as well as loans containing errors and/or omissions in documentation according to the standards delineated within the bank’s loan sale agreements. The bank believes these risks are immaterial.
Residential Mortgage Loan Originations

(In thousands)	2007	2006

Fixed Rate Mortgages	$521,737	$244,904
Adjustable Rate Mortgages	99,109	63,156
Construction Mortgages	63,442	33,742

Total	$684,288	$341,802

In 2007 a total of $43.8 million in loans (6% of total originations) had portfolio characteristics (other than loan amount or new construction) that made them non-GSE eligible. These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believes offset the risks. Of the above total, $5.6 million in subprime loans were originated and sold to investors under various programs in 2007. The investors who purchased these loans underwrote them, accepted the credit risk, and determined the terms and conditions under which they would be made. As of August 2007, subprime loans were no longer offered to clients.
Residential Mortgage Loan Balances By Category

December 31 (in thousands)	2007	2006

Fixed Rate Mortgages	$436,264	$419,046
Adjustable Rate Mortgages	915,935	990,102
Construction Mortgages	93,015	134,385

Total	$1,445,214	$1,543,533

Direct Consumer. The direct consumer loan category includes home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Home equity loans consist mainly of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. These loans are originated through Citizens banking offices with loan-to-value ratios generally less than 90% of appraised collateral value. While Citizens offers home equity loans to credit worthy customers above the 90% loan-to-value level it requires credit loss insurance and does not underwrite home equity loans that exceed 100% of collateral value. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Credit risks for these types of loans are influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by evaluating the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
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
Direct consumer loans at December 31, 2007 decreased $149.1 million or 8.7% from December 31, 2006 due to weak consumer demand that is being experienced throughout the industry.
Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats, recreational vehicles, and automobiles. These loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on a quarterly basis. The dealers refer customers to the centralized underwriting group which utilizes a computer-based credit scoring model to supplement the underwriting process, then complete the loans utilizing Citizens’ loan documents. Credit risks for these types of loans, as for direct consumer loans, are influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealer’s ability to collect proper customer information, and adhere to appropriate lending guidelines including but not limited to, evaluating collateral value, accurately capturing property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio can arise from borrower’s inability to repay the loan and by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
Indirect loans at December 31, 2007 were essentially unchanged from December 31, 2006.
LOANS HELD FOR SALE
The loans held for sale category is comprised of commercial real estate, direct consumer, and residential mortgage loans. Commercial real estate loans at December 31, 2007 totaled $38.1 million, a decrease of $30.5 million or 44.5% from December 31, 2006. This portfolio was established in December, 2006 when the loans were transferred from the commercial real estate portfolio to loans held for sale to reflect alignment of certain Republic loans with Citizens’ lending philosophies. The decrease was primarily the result of a $23.3 million sale during the first quarter of 2007 and, to a lesser extent, customer paydowns and adjustments to reflect current fair-market value based on updated listing prices or appraisals. Consumer loans totaling $28.0 million were transferred to the held for sale category at December 31, 2006 and all were subsequently sold as part of the branch divestitures which occurred in 2007. Residential mortgage loans at December 31, 2007 totaled $37.8 million, a decrease of $38.5 million or 50.5% from December 31, 2006. The decrease was primarily due to weak consumer demand for residential mortgage loan originations. These loans represent residential mortgage loans that are marked for sale in the secondary market but, as a normal course of business, have not yet been sold.
CREDIT RISK MANAGEMENT
Extending credit to businesses and consumers exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected under the original underwriting terms due to the inability or unwillingness of the borrower to repay the loan. Citizens has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and oversight of financial performance. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer. Lending policies and guidelines are reviewed by credit administration and modified on an ongoing basis as conditions change and new credit products are offered. The commercial and commercial real estate credit administration policies include a two-tier loan rating system that incorporates probability of default and loss given default to estimate a borrower’s ability to repay their loan obligation. To strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Additionally, a reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potentially problematic loans. Citizens monitors its loans in an effort to proactively identify, manage, and mitigate any potential credit quality issues and losses. By being consistently proactive in monitoring credits and pre-emptively addressing loan issues, Citizens strives to protect shareholder value through all economic cycles.
The Corporation maintains an independent loan review department that reviews the quality, trends, collectibility and collateral margins within the loan portfolio. The loan review department validates the credit risk profile on a regular basis by sampling loans using criteria such as loan size, delinquency status, loan officer coverage and other factors. This process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors.
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered ‘watchlist’ loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, and other pertinent trends. At these meetings, action plans are reviewed to address emerging problem loans or develop a specific plan for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.
Watchlist loans totaled $955.7 million or 16.9% of total commercial and commercial real estate portfolio loans at December 31, 2007, compared with $786.5 million or 15.3% of total commercial and commercial real estate portfolio loans at December 31, 2006. The increase was the result of aggressive proactive review of credits, along with continued economic deterioration in the Midwest economy. Historically, a low percentage of accruing watchlist loans migrate to nonperforming status or are charged off.
NONPERFORMING ASSETS
Loans are placed on nonaccrual status when there is substantial doubt regarding collection of principal or interest based on Citizens’ credit policies and practices or when principal or interest is past due in excess of 90 days. When a loan is placed on nonaccrual status, interest that is accrued but not collected is reversed and charged against income. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. A five-year history of nonperforming assets is presented below. The nonperforming commercial loans in this table are also reviewed as part of the watchlist process.
Table 6. Nonperforming Assets and Past Due Loans

December 31 (in thousands)	2007	2006	2005	2004	2003

Nonperforming Loans(1)(2)(3)
Nonaccrual
Less than 30 days past due	$8,133	$4,305	$4,206	$2,761	$7,721
From 30 to 89 days past due	11,617	1,413	1,136	3,118	4,450
90 or more days past due	165,647	52,174	26,798	36,940	55,606

Total	185,397	57,892	32,140	42,819	67,777
90 days past due and still accruing	3,650	767	23	840	345
Restructured	315	378	—	42	—

Total nonperforming portfolio loans	189,362	59,037	32,378	42,901	68,122
Nonperforming loans held for sale	21,676	22,846	—	—	—
Other Repossessed Assets Acquired	40,502	20,165	7,351	7,946	7,771

Total nonperforming assets	$251,540	$102,048	$39,729	$50,847	$75,893

Nonperforming portfolio loans as a percent of portfolio loans	1.99%	0.64%	0.58%	0.80%	1.30%
Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	2.64	1.10	0.71	0.94	1.47

Nonperforming assets as a percent of total assets	1.86	0.73	0.51	0.66	0.98

Nonperforming Loans by Type(4)
Commercial	$16,581	$8,843	$12,118	$13,816	$38,553
Commercial real estate	110,159	14,915	5,068	14,464	15,943

Total commercial	126,740	23,758	17,186	28,280	54,496
Residential mortgage	46,865	28,428	8,412	8,643	9,161
Direct Consumer	13,700	6,041	4,326	3,527	3,215
Indirect Consumer	2,057	810	2,454	2,451	1,250

Total	$189,362	$59,037	$32,378	$42,901	$68,122

(1)	Nonperforming loans include loans on which interest is not being recognized (nonaccrual), those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured), and loans 90 days past due and still accruing.

(2)	Gross interest income that would have been recorded in 2007 for nonaccrual and restructured loans, as of December 31, 2007, assuming interest had been accrued throughout the year in accordance with original terms was $11.9 million. The comparable 2006 and 2005 totals; which only include legacy Citizens were $2.1 million, and $2.5 million, respectively. Interest collected on these loans and included in income was $5.1 million in 2007, $0.6 million in 2006 and $0.6 million in 2005. Therefore, on a net basis, total income foregone due to these loans was $6.8 million in 2007, $1.5 million in 2006 and $1.9 million in 2005.

(3)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Less than 30 days past due and non-acrual $0.6 million, From 30 to 89 days past due and non-accrual $0.9 million, 90 days or more past due and non-accrual $29.2 million, no 90 days or more past due and still accruing and no restructured loans, nonperforming held for sale $21.6 million, and other repossessed assets acquired $12.6 million.

(4)	December 31, 2006 amounts include the following nonperforming loan balances acquired in the Republic merger: Commercial $0.2 million, commercial real estate $8.4 million, residential mortgage $19.4 million, direct consumer $2.6 million, indirect consumer $0.1 million.

Nonperforming assets totaled $251.5 million at December 31, 2007, an increase of $149.5 million over December 31, 2006. The increase was primarily the result of transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines, deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest.
Certain of the nonperforming loans included in Table 6 are considered to be impaired. A loan is considered impaired when Citizens determines it is probable that the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. The Corporation maintains a valuation reserve for impaired loans as a part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. At December 31, 2007, all of the impaired loans were on a nonaccrual basis so there was no interest income recognized in 2007 after they were identified as impaired.
Information regarding the Corporation’s impaired loans follows:

			Valuation Reserve
(in thousands)	2007	2006	2007	2006

Balances — December 31
Impaired loans with valuation reserve	$33,651	$20,737	$17,769	$7,550
Impaired loans with no valuation reserve	18,684	21,641	—	—

Total impaired loans	$52,335	$42,378	$17,769	$7,550

Impaired loans on nonaccrual basis	$52,335	$11,321	$17,769	$2,104
Impaired loans on accrual basis	—	31,057	—	5,446

Total impaired loans	$52,335	$42,378	$17,769	$7,550

Average balance for the year	$53,943	$19,871
Interest income recognized for the year	—	1,478
Cash collected applied to outstanding principal	2,516	344
ALLOWANCE FOR LOAN LOSSES
A summary of Citizens’ loan loss experience for the past five years appears below.

Table 7. Summary of Loan Loss Experience

Year Ended December 31 (dollars in thousands)	2007	2006	2005	2004	2003

Allowance for loan losses — January 1	$169,104	$116,400	$122,184	$121,350	$104,859
Provision for loan losses	45,177	11,265	1,109	21,609	62,008
Charge-offs:
Commercial (1)	33,317	7,294	12,920	24,582	47,683
Residential mortgage	5,141	1,640	1,152	1,060	1,233
Direct consumer	11,007	5,823	5,290	5,864	6,414
Indirect consumer	10,126	9,062	9,485	7,565	9,243

Total charge-offs	59,591	23,819	28,847	39,071	64,573

Recoveries:
Commercial (1)	4,447	3,670	17,721	13,960	14,094
Residential mortgage	184	154	69	70	35
Direct consumer	1,723	1,389	1,419	1,669	1,847
Indirect consumer	2,309	2,342	2,745	2,597	3,080

Total recoveries	8,663	7,555	21,954	18,296	19,056

Net charge-offs	50,928	16,264	6,893	20,775	45,517

Allowance of acquired bank	—	57,703	—	—	—

Allowance for loan losses — December 31	$163,353	$169,104	$116,400	$122,184	$121,350

Allowance for losses on lending-related commitments — December 31	$5,571	$6,119	$3,023	$2,833	$2,654

Portfolio loans outstanding at year-end (2)	$9,501,244	$9,231,082	$5,616,119	$5,393,365	$5,164,416
Average portfolio loans outstanding (2)	9,212,066	5,657,476	5,493,280	5,210,817	5,140,450
Ratio of allowance for loan losses to nonperforming loans	86.27%	286.44%	359.50%	284.80%	178.14%
Ratio of allowance for loan losses to loans outstanding at year-end	1.72	1.83	2.07	2.27	2.35
Ratio of net loans charged off as a percentage of average loans outstanding	0.55	0.29	0.13	0.40	0.89

(1)	The Commercial category includes both commercial and commercial real estate loans.

(2)	Balances exclude mortgage loans held for sale.
Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. Total net charge-offs for 2007 increased $34.7 million over 2006, primarily as a result of incorporating Republic loan portfolios and higher commercial real estate charge-offs due to general economic deterioration in the Midwest.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens did not substantively change its overall approach in the calculation of the allowance for loan losses in 2007 from 2006 and the allocation methods used at December 31, 2007 and December 31, 2006 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements.
Table 8 below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the percentage of each loan type of total portfolio loans.

Table 8. Allocation of the Allowance for Loan Losses(1)

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
December 31		Total		Total		Total		Total		Total
(dollars in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$17.8		$7.6		$5.1		$15.3		$18.0

Risk allocated allowances:
Commercial (2)	85.4	59.5%	94.8	55.5%	55.2	55.1%	59.2	53.6%	68.3	56.7%
Residential mortgage	14.2	15.2	15.1	16.7	6.3	9.6	6.2	9.4	4.7	9.6
Direct Consumer	16.3	16.6	16.7	18.7	12.4	20.3	6.9	21.7	6.3	19.3
Indirect Consumer	23.6	8.7	25.5	9.1	27.5	15.0	12.3	15.3	8.6	14.4

Total risk allocated allowance	139.5		152.1		101.4		84.6		87.9

Total allocated	157.3	100.0%	159.7	100.0%	106.5	100.0%	99.9	100.0%	105.9	100.0%

General valuation allowances	6.1		9.4		9.9		22.3		15.4

Total	$163.4		$169.1		$116.4		$122.2		$121.3

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.
Specific Allocated Allowance. The specific allocated allowance is determined in accordance with SFAS 114 based on probable losses on specific commercial or commercial real estate loans. At December 31, 2007, the specific allocated allowance increased $10.2 million over December 31, 2006. The increase reflects applying Citizens’ credit risk management disciplines to Republic’s loan portfolio which resulted in additional loans being classified, Citizens’ proactive credit culture to identify and reserve for commercial credits with material collateral shortfalls, and a weakening Midwest economy. Additionally, the December 31, 2006 allowance does not include the specific allowance identified with the Republic loans at the time of the merger. Due to purchase accounting requirements on December 29, 2006, the specific allowance was removed from the allowance for loan losses with a corresponding reduction made to the outstanding loan balances in order to reduce them to their fair-value.
Risk Allocated Allowance. The risk allocated allowance is comprised of several homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks upon the best judgment of management. The risk allocated allowance decreased $12.6 million at December 31, 2007 primarily as a result of modifying the quantitative factors in the non-real estate portfolios to more closely align with Citizens’ loss history.
General Valuation Allowances. The general valuation reserve allowance decreased by $3.3 million primarily as a result of a reduction in the deterioration in commercial and residential real estate values, factors based on actual loss experience, partially offset by an increase in the global economic quantitative factors related to all portfolios secured by residential real estate.
The general valuation reserve allowances are based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and the possible imprecision in the loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2007 appropriately reflect probable inherent but undetected losses in the portfolio.
DEPOSITS
The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.
Table 9. Average Deposits

	2007		2006		2005
Year Ended December 31	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing demand	$1,139,695	—%	$921,580	—%	$931,053	—%
Interest-bearing demand	831,983	0.69	779,803	0.65	1,035,579	0.67
Savings	2,188,296	2.92	1,478,492	2.63	1,505,604	1.47
Time	4,008,919	4.68	2,408,092	4.29	1,814,154	3.09

Total	$8,168,893	3.15	$5,587,967	2.63	$5,286,390	1.61

Total average deposits increased 46.2% in 2007 primarily as a result of the merger with Republic. Average time deposits increased 66.5% and savings deposits increased 48.0%, while noninterest-bearing demand and interest-bearing demand balances grew at 23.7% and 6.7%, respectively, reflecting the composition of Republic’s deposit portfolio and partially as a result of customers migrating balances to more rate sensitive product categories. The increase in the average cost of the deposit portfolio resulted from rates on acquired deposits being higher than the rate on the pre-merger deposit portfolio as well as a higher short-term interest rate environment, competitive deposit pricing pressures, and a shift in deposit mix from lower cost noninterest-bearing demand and interest-bearing demand deposits to higher cost savings and time deposits.
As of December 31, 2007, certificates of deposit of $100,000 or more accounted for 26.3% of total deposits. The maturities of these deposits are summarized below.
Table 10. Maturity of Time Certificates of Deposit of $100,000 or More At December 31, 2007

(in thousands)

Three months or less	$823,946
After three but within six months	346,755
After six but within twelve months	423,115
After twelve months	589,129

Total	$2,182,945

Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Brokered deposits and time deposits greater then $100,000 increased by $73.0 million at December 31, 2007 from the prior year-end as a result of increased customer demand for fixed-rate time deposits resulting from expectations of falling short-term rates. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS
Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. Short-term borrowings totaled $542.2 million at December 31, 2007 compared with $938.9 million at December 31, 2006. The decrease in short-term borrowings was the result of Citizens’ post-merger balance sheet restructuring in the first quarter of 2007 and maturing investment securities cash flow not being fully reinvested during 2007. See Note 11 to the Consolidated Financial Statements for additional information on short-term borrowings.
Long term debt is comprised of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $2.9 billion at December 31, 2007, compared with $2.6 billion at December 31, 2006. FHLB debt increased $629.5 million or 36.7% to $2.3 billion at December 31, 2007. This increase was primarily due to Citizens utilizing long-term FHLB advances to provide funding to reduce the interest rate risk associated with certain fixed rate commercial and residential mortgage portfolio loans and investment securities. As of December 31, 2007, other borrowed funds decreased $329.6 million or 56.5% to $254.1 million. This decrease was primarily due to $327.9 million of long-term repurchase agreements maturing or being retired. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle. Citizens had a total of $171.7 million of trust preferred securities at December 31, 2007, which qualify as Tier 1 capital for regulatory risk-based capital purposes. Citizens has a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve adequacy. Citizens determined it was non-compliant with a covenant of the $50.0 million Term Loan Agreement regarding nonperforming asset levels as of December 31, 2007. Citizens has obtained waivers from the two financial institutions involved in the loan facility through December 31, 2007. Citizens and the two financial institutions amended the covenant on February 22, 2008 and Citizens is now compliant with the Term Loan Agreement. See Note 12 to the Consolidated Financial Statements for additional information.
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

	Regulatory Minimum
		“Well-	December 31,
	Required	Capitalized”	2007	2006	2005

Risk based:
Tier 1 capital	4.00%	6.00%	9.18%	9.41%	9.94%
Total capital	8.00	10.00	11.66	11.90	13.22
Tier 1 Leverage (1)	4.00	5.00	7.53	7.22	7.98

(1)	In 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006
Average shareholders equity was $1.5 billion, or 11.64% of average assets for 2007 compared with $661.0 million, or 8.58%, for 2006 and $653.0 million, or 8.40%, for 2005. Citizens declared and paid cash dividends of $1.160 per share in 2007, an increase of 0.4% over $1.155 per share in 2006. At December 31, 2007, shareholders’ equity was $1.6 billion, essentially unchanged from December 31, 2006. Book value per common share at December 31, 2007 and 2006 was $20.84 and $20.58, respectively. On February 22, 2008, Citizens’ Board of Directors approved a reduction in the common stock quarterly cash dividend to $0.14 per share. This represents a 52% reduction from the previous rate of $0.29 per share that was most recently paid on February 14, 2008.
In October 2003, the Board of Directors approved a plan to repurchase 3,000,000 shares of common stock. There is no expiration date for this repurchase program. As of December 31, 2007, shares remaining to be purchased under this program totaled 1,241,154. The repurchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and NASDAQ. The timing of the repurchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that the Holding Company will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and operating leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2007. Refer to Notes 8, 10, 11, and 12 to the Consolidated Financial Statements for further discussion of these contractual obligations.
Table 11. Contractual Obligations

	Minimum Payments Due by Period
Year Ended December 31, 2007		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits without stated maturities(1)(2)	$4,133,850	$4,133,850	$—	$—	$—
Deposits with stated maturities(1)(2)	4,168,494	3,315,152	556,206	252,966	44,170
Federal Funds Purch and Short Term Repos(1)	488,039	488,039	—	—	—
Other Short-term borrowings(1)	54,128	54,128	—	—	—
Federal Home Loan Bank borrowings(1)(2)	2,333,739	682,225	1,119,468	189,900	342,146
Other borrowed debt(1)(2)	253,912	20,670	76,000	—	157,242
Subordinated debt(1)(2)	350,000	—	—	50,000	300,000
Purchase obligations	24,802	11,926	8,879	3,997	—
Operating leases and non-cancelable contracts	28,713	6,542	8,382	5,490	8,299

Total	$11,835,677	$8,712,532	$1,768,935	$502,353	$851,857

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

(2)	This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.
As of December 31, 2007, the Corporation’s liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $4.9 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of income taxes and other state tax matters which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
Citizens has obligations not included in the above table under its retirement plans as described in Note 13 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In the normal course of business, in order to meet the financing needs of customers and to manage exposure to interest rate risk, Citizens enters into various transactions, which, in accordance with United States generally accepted accounting principles, are not included in its consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, commercial letters of credit, forward commitments to sell mortgage loans, and interest rate swaps. These transactions involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets, however, they do not represent unusual risks. The Corporation minimizes its exposure to loss under these transactions by subjecting them to credit approval and monitoring procedures.

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Some commitments to fund loan applications have an agreed-upon fixed rate and subject Citizens to risk due to fluctuations in market interest rates. At December 31, 2007, Citizens had commitments to extend credit totaling $2.5 billion, compared with $2.6 billion at December 31, 2006.
Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the client. At December 31, 2007, Citizens had standby letters of credit outstanding totaling $128.5 million, compared with $171.5 million at December 31, 2006.
Commercial letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a client to a third party. These guarantees are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and the third party. At December 31, 2007, Citizens had commercial letters of credit outstanding totaling $255.5 million, compared with $194.8 million at December 31, 2006.
Citizens is also contractually obligated under certain derivative instruments. At December 31, 2007, interest rate swap notional amounts totaled $1.0 billion, compared with $0.8 billion at December 31, 2006. Refer to Note 19 to the Consolidated Financial Statements for further discussion of interest rate lock commitments, mandatory forward commitments and derivative instruments.
At December 31, 2007, Citizens had $24.8 million of commitments to fund residential mortgage loan applications with agreed-upon rates (“Interest Rate Lock Commitments”), compared with $29.9 million at December 31, 2006. Interest Rate Lock Commitments and holding residential mortgage loans for sale to the secondary market exposes Citizens to interest rate risk during the period from application to when the loan is sold to a third party.
To minimize this exposure to interest rate risk, forward commitments are entered into to sell such mortgage loans at specified future dates to various third parties. At December 31, 2007, Citizens had outstanding mandatory forward commitments to sell $68.0 million of residential mortgage loans, compared with $78.5 million at December 31, 2006. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2008 without producing any material gains or losses. As Citizens transitions its mortgage secondary marketing functions to PHH Mortgage, the market value risk of committing to fund residential mortgage loan applications is expected to decline. Citizens implemented SFAS 133, as amended, which provides accounting guidance for derivative investments and hedging activities effective January 1, 2001. See Note 1 to the Consolidated Financial Statements for further explanation. For the year ended December 31, 2007, the impact of SFAS 133 on net income was immaterial.
The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these agreements are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, collateral may be required as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments is equal to their contractual amounts, assuming that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2007 and 2006, a liability of $5.6 million and $6.1 million, respectively, had been recorded for possible losses on commitments to extend credit. At December 31, 2007 and 2006, in accordance with FIN 45, a liability of $0.3 million and $0.6 million, respectively, had been recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments.

Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 18 to the Consolidated Financial Statements.
During the ordinary course of business, Citizens also engages in other financial transactions that are not recorded on the consolidated balance sheets or are recorded on an equity or cost basis rather than being consolidated. Such transactions serve a variety of purposes including liquidity management, capital utilization optimization, meeting the financial needs of customers and fulfilling Community Reinvestment Act obligations. The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2007 and the notional amounts outstanding at December 31, 2006.
Table 12. Off Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
	December 31,	Less than			More than	December 31,
(in thousands)	2007	1 year	1-3 years	4-5 years	5 years	2006

Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$2,510,255	$1,554,369	$427,857	$168,430	$359,599	$2,559,121
Standby letters of credit	128,473	58,942	33,712	9,022	26,797	171,472
Commercial letters of credit	255,538	104,400	73,402	57,387	20,349	194,834
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	300,000	300,000	—	—	—	372,300
Customer initiated swaps and corresponding offsets	713,290	—	198,036	312,542	202,712	378,590
Residential mortgage loan applications with agreed-upon rates	24,808	24,808	—	—	—	29,875
Forward commitments to sell residential mortgage loans	68,030	68,030	—	—	—	78,498

Total	$4,000,394	$2,110,549	$733,007	$547,381	$609,457	$3,784,690

The Corporation has two trust preferred securities issuances outstanding at December 31, 2007. The trust preferred securities were issued through special purpose trusts which qualify as variable interest entities (“VIEs”) under applicable accounting rules. Since Citizens is not the primary beneficiary of the VIEs, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation 46 “Consolidation of Variable Interest Entities” (“FIN 46”). As a result, the trust preferred securities were not recorded in the Consolidated Balance Sheets. Instead, junior subordinated deferrable interest debentures (the “Debentures”) issued by Citizens to the VIEs were recorded for the gross issuance proceeds. The Debentures are the sole assets of the trusts and Citizens has guaranteed that interest payments on the Debentures made to the trust will be distributed by the trust to the holders of the trust preferred securities.
In October 2001, Republic Capital Trust I, a Delaware business trust, issued $51.5 million of 8.60% Cumulative Trust Preferred Securities (liquidation preference of $25 per preferred security). Citizens retired the entire $51.5 million of these trust preferred securities in early 2007.
In the second quarter of 2003, Citizens issued $25.8 million of floating rate trust preferred securities through a special purpose trust. The debenture issued by Citizens to the trust matures in June 2033, is callable at par after five years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly. The trust preferred securities issued by the trust have financial terms that are comparable to the debenture.
On October 3, 2006, Citizens Funding Trust I issued $150.0 million of enhanced trust preferred securities. Distributions on the securities, which represent undivided beneficial interests of the assets of the trust, are payable quarterly at an annual rate of 7.50%. The proceeds from the offering were used to finance the cash portion of the merger consideration and for general corporate purposes.
Citizens has non-marketable equity investments that have not been consolidated in the Consolidated Financial Statements. At December 31, 2007, these investments included $6.4 million in limited partnerships, including a venture capital fund, an affordable housing tax credit fund and a historical restoration tax credit fund that were reported under the equity method. Not included in the carrying amount were commitments to fund an additional

$5.7 million at some future date. Consolidation of these investments is not required pursuant to FIN 46 since Citizens is not the primary beneficiary in the investments. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus the additional commitments.
At December 31, 2007, the unpaid principal balance of mortgage loans serviced for others was $536.3 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $3.7 million at December 31, 2007.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2007, in its fiduciary or agency capacity, were $2.7 billion.
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
The Holding Company’s subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short- term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members.
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During 2007, the Holding Company received $111.5 million in dividends from subsidiaries. In 2007, 2006 and 2005, Citizens paid dividends of $87.8 million, $70.9 million and $63.2 million, respectively to its shareholders. On February 22, 2008, Citizens’ Board of Directors approved a reduction in the common stock quarterly cash dividend to $0.14 per share. This represents a 52% reduction from the previous rate of $0.29 per share that was most recently paid on February 14, 2008. As discussed in Note 21 to the Consolidated Financial Statements, as of January 1, 2008, the subsidiary banks are able to pay dividends of $15.2 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $100.0 million short-term revolving credit facility with three unaffiliated banks. As of December 31, 2007, there was no outstanding balance on this credit facility. The current facility will mature in August 2008. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve adequacy. Citizens determined it was non-compliant with a covenant in the revolving credit agreement regarding nonperforming asset levels as of December 31, 2007. Citizens has obtained waivers from the three financial institutions involved in the revolving credit facility through December 31, 2007. Citizens will have to re-negotiate the line of credit with the three financial institutions in order to utilize the revolving credit facility after December 31, 2007.
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
The Corporation’s long-term debt to equity ratio was 186.29% at December 31, 2007 compared with 169.42% at December 31, 2006. Changes in short-term and long-term debt and deposit obligations during 2007 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Wholesale funding represents an important source of liquidity to the Corporation and credit ratings affect the availability and cost of this funding. In July 2007, Standard and Poor’s Ratings Service and Dominion Bond Rating Service each affirmed its ratings for Citizens. Moody’s Investor Service affirmed its ratings for Citizens in September 2007. On February 20, 2008, Fitch Ratings downgraded the long-term Issuer Default Ratings for Citizens Republic Bancorp, Inc. to ‘BBB-’ from ‘BBB’. Management does not believe this change will have a material impact on the Corporation’s ability to issue long-term debt. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
INTEREST RATE RISK
Interest rate risk refers to the risk of loss arising from adverse changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers and counterparties to Citizens’ investment and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenues for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee, which oversees interest rate risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk. Several complementary techniques are used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
Static repricing gap analysis provides a measurement of reprice risk on the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s rate sensitive assets and liabilities into repricing periods. The sums of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing and maturity periods based upon historical experience. Repricing periods for assets include the effects of expected prepayments on cash flows.
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $203.0 million or 1.5% of total assets as of December 31, 2007. This reflects a less liability-sensitive position than at December 31, 2006 due to the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding with longer-term fixed rate funding. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with December 31, 2007 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions including prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of December 31, 2007 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 0.1% and 1.5%, respectively, from what it would be if rates were to remain at December 31, 2007 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to decrease net interest income by 1.0% and 2.6%, respectively, from what it would be if rates were to remain at December 31, 2007 levels. These measurements represent slightly less exposure to increasing interest rates and slightly more exposure to decreasing interest rates than at December 31, 2006. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of December 31, 2007, Citizens had forward commitments to sell mortgage loans of $68.0 million. As Citizens transitions its mortgage secondary marketing functions to PHH Mortgage, the market value risk of committing to fund residential mortgage loan applications is expected to decline. Further discussion of derivative instruments is included in Note 19 to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	December 31,
(in thousands, except share amounts)	2007	2006
Assets
Cash and due from banks	$241,104	$223,747
Interest-bearing deposits with banks	172	203
Investment Securities:
Securities available for sale, at fair value	2,132,164	2,839,456
Securities held to maturity, at amortized cost (fair value of $129,366 and $110,283, respectively)	129,126	109,744

Total investment securities	2,261,290	2,949,200
FHLB and Federal Reserve stock	148,838	132,895
Portfolio loans:
Commercial	2,557,152	2,004,894
Commercial real estate	3,097,196	3,120,613

Total commercial	5,654,348	5,125,507
Residential mortgage loans	1,445,214	1,543,533
Direct consumer	1,572,329	1,721,410
Indirect consumer	829,353	840,632

Total portfolio loans	9,501,244	9,231,082
Less: Allowance for loan losses	(163,353)	(169,104)

Net portfolio loans	9,337,891	9,061,978
Loans held for sale	75,832	172,842
Premises and equipment	132,500	139,490
Goodwill	775,308	781,635
Other intangible assets	30,546	46,071
Bank owned life insurance	214,321	206,851
Other assets	288,181	287,700

Total assets	$13,505,983	$14,002,612

Liabilities
Noninterest-bearing deposits	$1,125,966	$1,223,113
Interest-bearing demand deposits	782,889	923,848
Savings deposits	2,221,813	2,280,496
Time deposits	4,171,257	4,270,604

Total deposits	8,301,925	8,698,061
Federal funds purchased and securities sold under agreements to repurchase	488,039	922,328
Other short-term borrowings	54,128	16,551
Other liabilities	144,501	169,022
Long-term debt	2,939,510	2,638,964

Total liabilities	11,928,103	12,444,926

Shareholders’ Equity
Preferred stock — no par value:
Authorized - 5,000,000 shares; Issued — none	—	—
Common stock — no par value:
Authorized - 100,000,000 shares
Issued and outstanding - 75,722,115 at 12/31/07; 75,675,944 at 12/31/06	975,446	980,772
Retained earnings	597,333	584,289
Accumulated other comprehensive income	5,101	(7,375)

Total shareholders’ equity	1,577,880	1,557,686

Total liabilities and shareholders’ equity	$13,505,983	$14,002,612

See notes to consolidated financial statements.

Consolidated Statements of Income
Citizens Republic Bancorp and Subsidiaries

(in thousands, except share amounts)	2007	2006	2005
Interest Income
Interest and fees on loans	$684,047	$399,469	$343,890
Interest and dividends on investment securities:
Taxable	88,078	48,950	55,382
Tax-exempt	29,268	21,113	20,789
Dividends on FHLB and Federal Reserve stock	6,414	2,701	3,132
Money market investments	104	119	56

Total interest income	807,911	472,352	423,249

Interest Expense
Deposits	257,194	147,132	85,154
Short-term borrowings	34,316	16,017	25,929
Long-term debt	134,222	46,083	36,417

Total interest expense	425,732	209,232	147,500

Net Interest Income	382,179	263,120	275,749
Provision for loan losses	45,177	11,265	1,109

Net interest income after provision for loan losses	337,002	251,855	274,640

Noninterest Income
Service charges on deposit accounts	48,051	37,709	35,409
Trust fees	20,106	19,465	18,445
Mortgage and other loan income	15,513	9,270	8,983
Brokerage and investment fees	7,901	6,995	7,803
ATM network user fees	6,283	4,011	4,355
Bankcard fees	6,124	4,567	3,804
Fair value change in CD swap derivatives	—	(207)	(3,604)
Other	18,615	15,918	14,240

Total fees and other income	122,593	97,728	89,435
Investment securities losses	(25)	(7,101)	(8,927)

Total noninterest income	122,568	90,627	80,508

Noninterest Expense
Salaries and employee benefits	175,895	132,400	132,153
Occupancy	30,971	22,288	22,131
Professional services	18,031	15,344	17,279
Equipment	14,650	14,691	14,634
Data processing services	16,234	14,989	13,800
Advertising and public relations	7,282	5,881	7,853
Postage and delivery	7,800	6,095	6,213
Telephone	8,124	5,777	5,481
Other loan expenses	5,518	4,446	2,655
Stationery and supplies	2,700	2,530	3,091
Intangible asset amortization	11,534	2,899	2,899
Restructuring and merger related expenses	8,247	11,324	—
Other	20,437	21,163	14,853

Total noninterest expense	327,423	259,827	243,042

Income Before Income Taxes	132,147	82,655	112,106
Income tax provision	31,305	19,319	31,581

Net Income	$100,842	$63,336	$80,525

Net Income Per Common Share:
Basic	$1.34	$1.48	$1.87
Diluted	1.33	1.47	1.85

Average Common Shares Outstanding:
Basic	75,339,430	42,913,180	43,095,730
Diluted	75,578,240	43,065,294	43,412,247
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2004	43,240	$97,180	$539,128	$17,994	$654,302
Comprehensive income, net of tax:
Net income			80,525		80,525
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax effect of ($12,567)				(23,340)
Less: Reclassification adjustment for net losses included in net income, net of tax effect of $3,125				5,802
Net change in unrealized gain on qualifying cash flow hedges, net of tax effect of $627				1,166
Minimum pension liability, net of tax effect of ($629)				(1,168)

Other comprehensive income total					(17,540)

Total comprehensive income					62,985
Exercise of stock options	337	5,061			5,061
Tax benefit on non-qualified stock options		783			783
Restricted stock compensation		691			691
Recognition of stock-based compensation			141		141
Cash dividends declared on common shares — $1.140 per share			(49,311)		(49,311)
Shares acquired for retirement	(609)	(18,189)			(18,189)

Balance at December 31, 2005	42,968	$85,526	$570,483	$454	$656,463

Comprehensive income, net of tax:
Net income			63,336		63,336
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $866				1,609
Less: Reclassification adjustment for net gains included in net income, net of tax effect of ($21)				(40)
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of ($435)				(808)

Other comprehensive income total					761

Total comprehensive income					64,097
Proceeds from stock options exercised and restricted stock activity	304	3,194			3,194
Recognition of stock-based compensation		3,766			3,766
Cash dividends declared on common shares — $1.155 per share			(49,530)		(49,530)
Common shares issued and stock options assumed due to Republic merger	32,739	897,234			897,234
Shares acquired for retirement	(335)	(8,948)			(8,948)
Adjustment to initially apply FASB 158, net of tax effect of ($4,626)				(8,590)	(8,590)

Balance — December 31, 2006	75,676	$980,772	$584,289	$(7,375)	$1,557,686

Comprehensive income, net of tax:
Net income			100,842		100,842
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $5,380				9,991
Less: Reclassification adjustment for net losses included in net income, net of tax effect of $9				16
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of ($451)				(838)
Minimum pension liability, net of tax effect of $1,781				3,307

Other comprehensive income total					12,476

Total comprehensive income					113,318
Proceeds from stock options exercised and restricted stock activity	709	4,833			4,833
Recognition of stock-based compensation		3,355			3,355
Cash dividends declared on common shares — $1.160 per share			(87,798)		(87,798)
Shares acquired for retirement	(663)	(13,514)			(13,514)

Balance — December 31, 2007	75,722	$975,446	$597,333	$5,101	$1,577,880

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Year Ended December 31,
(in thousands)	2007	2006	2005
| | |
Operating Activities:
Net income	$100,842	$63,336	$80,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,177	11,265	1,109
Depreciation and software amortization	13,108	13,730	14,005
Amortization of intangibles	11,534	2,899	2,899
Deferred income tax (credit)	20,241	(1,252)	(3,569)
Amortization and fair value adjustments of purchase accounting mark to market, net	(24,847)	—	—
Discount accretion and amortization of issuance costs on long term debt	978	—	—
Net (accretion) amortization on investment securities	(4,517)	83	3,239
Investment securities losses	25	7,101	8,927
Loans originated for sale	(504,672)	(249,806)	(320,938)
Proceeds from sales of loans held for sale	590,283	258,151	337,473
Net gains from loan sales	(9,036)	(4,349)	(4,749)
Net (gain) loss on sale of other real estate	(866)	439	158
Excess tax benefits related to stock-based compensation arrangements	—	(182)	—
Recognition of stock-based compensation	3,355	3,766	832
Restructure and merger related	(34,435)	(8,925)	—
Other	(32,815)	(23,224)	(3,394)

Net cash provided by operating activities	174,355	73,032	116,517
Investing Activities:
Net decrease in money market investments	31	227	1,389
Securities available-for-sale:
Proceeds from sales	364,421	114	313,318
Proceeds from maturities and payments	521,453	284,599	374,676
Purchases	(174,633)	(333,136)	(470,513)
Securities held-to-maturity:
Purchases	(19,387)	(27,400)	(28,407)
Sale of branches, net of cash received	(163,592)	—	—
Net increase in loans and leases	(301,630)	(95,322)	(229,647)
Proceeds from sales of other real estate	13,385	5,711	6,460
Net increase in properties and equipment	(7,043)	(7,614)	(17,791)
Acquisition, net of cash received	—	(105,148)	—

Net cash provided (used) by investing activities	233,005	(277,969)	(50,515)
Financing Activities:
Net decrease in demand and savings deposits	(95,886)	(120,815)	(390,036)
Net (decrease) increase in time deposits	(97,431)	292,986	564,115
Net (decrease) increase in short-term borrowings	(396,420)	87,765	(195,653)
Proceeds from issuance of long-term debt	1,591,750	376,283	275,000
Principal reductions in long-term debt	(1,295,537)	(347,181)	(215,715)
Cash dividends paid	(87,798)	(49,530)	(49,311)
Proceeds from stock options exercised and restricted stock activity	4,833	3,194	5,061
Excess tax benefits related to stock-based compensation arrangements	—	182	—
Shares acquired for retirement	(13,514)	(8,948)	(18,189)

Net cash (used) provided by financing activities	(390,003)	233,936	(24,728)

Net increase in cash and due from banks	17,357	28,999	41,274
Cash and due from banks at beginning of period	223,747	194,748	153,474

Cash and due from banks at end of period	$241,104	$223,747	$194,748

Supplemental Cash Flow Information:
Interest paid	$430,064	$204,523	$145,183
Income taxes paid	9,523	30,867	30,363
Loans transferred to other real estate owned	37,868	6,802	5,533
Loans transferred to held-for-sale	—	29,160	—
Securitization of mortgage loans	—	214,695	—

Summary of Business Acquisition:
Fair value of core deposit intangibles acquired	$—	$37,837	$—
Goodwill recognized	—	727,108	—
Stock issued and options assumed due to Republic merger	—	897,234	—
Assets acquired in Republic merger	—	5,418,403	—
Liabilities assumed in Republic merger	—	5,013,703	—
See notes to consolidated financial statements.

CITIZENS REPUBLIC BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens Republic Bancorp, Inc. (collectively, “Citizens” or the “Corporation”), incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank, and F&M Bank-Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, educational, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA and Keogh accounts, lease financing for a variety of capital equipment for commerce and industry, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of Citizens Republic Bancorp, Inc. and its subsidiaries (collectively, “Citizens” or the “Corporation”) conform to U.S. generally accepted accounting principles (“GAAP”). The following describes Citizens’ policies:
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

The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts have issued separate offerings of trust preferred securities to investors in 2006 and 2003 for $150.0 million and $25.8 million, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill and core deposit intangible assets, pension and postretirement benefits, derivative financial instruments and hedging activities, and income taxes.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Generally, U.S. government and Federal agency securities are pledged as collateral under these financing arrangements and cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to Citizens as deemed appropriate.
Investment Securities

At the time of purchase, securities are classified as held to maturity or available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using the effective yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair market value through a charge to earnings and a new cost basis is established. Realized securities gains or losses and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.
Loans

Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unamortized premiums and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees, are amortized into fee income on a straight-line basis over their contractual life.
Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful, or payment of principal or interest is past due 90 days or more and the loan is not well secured. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.
Commercial and commercial real estate loans are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Residential mortgage loans are generally charged off at foreclosure to the extent principal exceeds the current appraised value less estimated costs to sell. Direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.
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
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) risk allocated allowance which is comprised of several homogenous loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ or banking industry loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined in accordance with SFAS 5 based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
The methodology used by Republic Bank to estimate its allowance for loan losses at December 31, 2006 was not conformed to the process used by the other subsidiary banks. However, the process used by Republic Bank was not significantly different than the process used by the other subsidiary banks. As of December 31, 2007, all loans are now evaluated under one methodology.

Loans Held for Sale

Loans that the Corporation has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value. The fair value of commercial loans held for sale is measured based on the fair value of the underlying collateral. The fair value of consumer loans held for sale is measured based on bids received from potential bidders, while fair value of residential mortgage loans held for sale is based on purchase commitments or quoted prices for the same or similar loans. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair market value, as well as gains and losses on disposal of these properties are charged to other income as incurred.
Substantially all of the mortgage loans held for sale are sold within 60 days after closing. Citizens uses mandatory forward commitments, generally entered into at time of application, to protect the value of the mortgage loans from changes in interest rates during the period held. The cost basis of mortgage loans held for sale is adjusted, if material, by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market. Citizens’ policy to hedge its market rate risk with mandatory forward commitments has not generated any material gains or losses.
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
Goodwill and Core Deposit Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair market value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by line of business and geographic region and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall of book value from estimated value. Therefore, any impairment of goodwill or intangibles will be recognized as an expense in the period of impairment. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits (related to the Republic merger) or on a straight-line basis (related to previous mergers) over varying periods not exceeding 10 years.
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
As of December 31, 2007, $8.2 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.2 years.
Prior to the adoption of SFAS 123R, Citizens applied APB 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost for options granted was recognized in Citizens’ net income for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, Citizens provides pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
The following table illustrates the effect on net income and net income per common share as if Citizens had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during 2005.

(in thousands, except per share amounts )	2005
Net income, as reported	$80,525
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	541
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,095)

Pro forma Net Income	$74,971

Net income per share
Basic — as reported	$1.87
Basic — pro forma	1.74
Diluted — as reported	1.85
Diluted — pro forma	1.72
The fair value of stock-based awards was estimated using the Black-Scholes model. The weighted-average assumptions used to determine the fair value of options granted are provided in Note 14 to the Consolidated Financial Statements.
Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Citizens considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007.
The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. The adoption did not have a significant effect on the Corporation’s financial statements.
The Corporation files a consolidated federal income tax return and various Holding Company and subsidiary state income tax returns. When income and expenses are recognized in different periods for tax purposes, applicable deferred taxes are provided in the Consolidated Financial Statements. Accordingly, amounts equal to the tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities. Citizens’ recognizes interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts.
Net Income per Share

Basic net income per share is based on net income divided by the weighted average number of shares outstanding in each period. Diluted net income per share shows the dilutive effect of additional common shares issuable upon the assumed exercise of stock options granted under Citizens’ stock option plans, using the treasury stock method, and restricted stock awards granted but not yet vested.
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
SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. Citizens adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. SFAS 159 was effective January 1, 2008 and Citizens did not elect the fair value option for any financial assets or financial liabilities.
Note 3. Recent Transactions
Branch Sale

In conjunction with the approval of the Republic merger by the Federal Reserve Board of Governors (“Federal Reserve”) in December 2006, Citizens divested seven Republic branches in the Flint, Michigan banking market. When the divestiture was completed in April 2007, the branches had $26.4 million in loans and $200.9 million in deposits.
Strategic Business Alliance for the Mortgage Operations and Secondary Marketing Functions

On December 10, 2007, Citizens entered into a contract with PHH Mortgage Corporation (“PHH”) to perform mortgage loan processing, servicing of new mortgage loan originations, secondary marketing functions, and other mortgage-related loan origination services. Citizens expects to fully implement the strategic business alliance by the end of March 2008.
This is Citizens’ second strategic business alliance with PHH. On March 10, 2006, prior to the announcement of the Republic merger, Citizens entered into a contract with PHH to perform substantially the same services as the new contract. As a result of the December 2006 merger with Republic, Citizens gained further expertise in the loan processing, servicing and secondary market functions and determined it would no longer need the services provided by PHH. During 2007, mortgage industry trends and local residential market conditions caused a significant decrease in mortgage origination volume that is expected to continue into the future. As a result, Citizens evaluated several options to streamline the cost structure of its mortgage operations and determined that entering into a new alliance with PHH was its best alternative.
Note 4. Business Combinations
On December 29, 2006, Citizens completed its merger with Republic. As a result, 63.6 million shares of Republic stock were exchanged for 32.7 million shares of Citizens common stock. The fair values of acquired assets, liabilities and identified intangibles have been finalized for the Republic merger. Goodwill resulting from this merger was $720.8 million. The merger expands Citizens’ presence in Southeast Michigan and Ohio. Due to the timing of the merger, only legacy Citizens results, including Citizens’ restructuring and merger-related expenses, were included in the results of operations for 2006.
The following unaudited pro-forma condensed combined financial information presents the results of operations for the Corporation had the merger taken place as of January 1, 2006:

2006
(in thousands, except per share data)	Pro-Forma

Net interest income	$413,916
Provision for loan losses	50,315
Net interest income after provision for loan losses	363,601
Total noninterest income	111,925
Total noninterest expense	359,786
Income Before Income Taxes	115,740
Income tax provision	28,248

Net Income	$87,492

Per Common Share Data
Net income Per Common Share:
Basic	$1.16
Diluted	1.15

Weighted Average Shares Outstanding During the Period
Basic shares	75,612
Diluted shares	76,059
Note 5. Business Restructuring and Other Merger-Related Charges
As of December 31, 2006, Citizens had reserves of $9.0 million for restructuring and $27.8 million for merger-related costs following the Republic merger. In addition, Citizens assumed $9.1 million in other transaction and system-related reserves from Republic. The restructuring and merger-related reserves were established for integration activity costs associated with severance expenses, computer system conversions and branch consolidations. The following table presents the activity in the restructuring reserve during 2007.

Restructuring Reserve	Balance	Changes in 2007			Balance
	December 31,		Cash	Other	December 31,
(in thousands)	2006	Additions	Payments	Adjustments	2007

Personnel	$4,323	$2,151	$(4,912)	$—	$1,562
Facilities/Branches	3,895	1,709	(1,018)	(3,029)	1,557
Systems/Other	791	384	(1,175)	—	—

Total	$9,009	$4,244	$(7,105)	$(3,029)	$3,119

The following table presents the activity in the merger reserve during 2007.

Merger-related Reserves	Balance	Changes in 2007			Balance
	December 31,		Cash	Other	December 31,
(in thousands)	2006	Additions	Payments	Adjustments	2007
Personnel	$17,603	$1,743	$(16,023)	$(2,047)	$1,276
Professional	7,621	—	(6,603)	(1,018)	—
Facilities/Branches	2,205	20	(1,280)	415	1,360
Systems/Other	351	60	(411)	—	—

	27,780	1,823	(24,317)	(2,650)	2,636

Other Transaction and System Reserves	9,088	2,180	(11,260)	4	12

Total	$36,868	$4,003	$(35,577)	$(2,646)	$2,648

During 2007, the restructuring and merger-related reserves were reduced by a net of $5.7 million as a result of finalizing severance, professional services, and facilities/branch payments and writedowns.
As displayed in the Additions column in the tables above, restructuring and merger-related charges of $8.2 million were recorded for 2007.
Substantially all of the accrued personnel expenses remaining at December 31, 2007 will be paid during 2008. The remaining accrued Facilities/Branches expenses are based on contractual obligations and will be paid over the next twelve years. Citizens continues to negotiate early termination agreements with the landlords in an attempt to reduce the expense and term of the leases.
Note 6. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2007				December 31, 2006
	Amortized	Estimated Fair	Gross Unrealized		Amortized	Estimated Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$39,854	$39,854	$—	$—
Federal Agencies	298,177	304,074	5,897	—	436,679	436,315	1,044	1,408
Collateralized Mortgage Obligations	587,355	586,954	2,278	2,679	794,395	791,739	242	2,898
Mortgage-backed	667,504	670,565	5,707	2,646	998,871	994,767	393	4,497
State and municipal	560,073	569,466	10,336	943	566,230	575,907	10,328	651
Other	1,067	1,105	38	—	835	874	40	1

Total available for sale	$2,114,176	$2,132,164	$24,256	$6,268	$2,836,864	$2,839,456	$12,047	$9,455

Held to Maturity:
State and municipal
Total held to maturity	$129,126	$129,366	$978	$738	$109,744	$110,283	$905	$366

FHLB and Fed Reserve stock	$148,838	$148,838	$—	$—	$132,895	$132,895	$—	$—

Securities with amortized cost of $1.2 billion as December 31, 2007, and $1.3 billion at December 31, 2006, were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its Agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2007 or 2006.

The amortized cost, estimated fair value and weighted average yields of debt securities by maturity at December 31, 2007 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

						Weighted
	Within	1 to 5	5 to 10	After 10		Average
(in thousands)	1 Year	Years	Years	Years	Total	Yield

Available for Sale:
U.S. Treasury	$—	$—	$—	$—	$—	—%
Federal Agencies	4,967	244,374	48,836	—	$298,177	5.08
Collateralized Mortgage Obligations	90,331	496,944	3	77	587,355	4.83
Mortgage-backed Securities	9,843	303,386	317,972	36,303	667,504	5.12
State and municipal	27,234	156,107	220,545	156,187	560,073	6.72
Other	1,054	—	—	13	1,067	4.32

Amortized Cost	$133,429	$1,200,811	$587,356	$192,580	$2,114,176

Fair Value	$133,468	$1,210,497	$595,662	$192,537	$2,132,164

Weighted Average Yield	5.19%	5.34%	5.56%	6.06%	5.46%

Held to Maturity:
State and Municipal	$1,491	$3,503	$21,236	$102,896	$129,126	6.24%

Amortized Cost	$1,491	$3,503	$21,236	$102,896	$129,126

Fair Value	$1,494	$3,581	$21,441	$102,850	$129,366

Weighted Average Yield	5.22%	5.94%	6.09%	6.30%	6.24%
A total of 385 securities had unrealized losses at December 31, 2007. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

As of December 31, 2007	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:	—	—	—	—	—	—
Collateralized Mortgage Obligation	212,274	2,165	67,253	514	279,527	2,679
Mortgage-backed	33,102	219	115,712	2,427	148,814	2,646
State and municipal	69,429	625	17,596	318	87,025	943
Other	—	—	—	—	—	—

Total available for sale	314,805	3,009	200,561	3,259	515,366	6,268

Held to Maturity:
State and municipal	43,700	536	14,230	202	57,930	738

Total held to maturity	43,700	536	14,230	202	57,930	738

Total	$358,505	$3,545	$214,791	$3,461	$573,296	$7,006

As of December 31, 2006	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:	129,466	892	129,864	516	259,330	1,408
Collateralized Mortgage Obligation	166,655	1,476	91,594	1,422	258,249	2,898
Mortgage-backed	202,468	3,217	40,629	1,280	243,097	4,497
State and municipal	37,016	345	15,200	306	52,216	651
Other	—	—	103	1	103	1

Total available for sale	535,605	5,930	277,390	3,525	812,995	9,455

Held to Maturity:
State and municipal	33,278	207	10,252	159	43,530	366

Total held to maturity	33,278	207	10,252	159	43,530	366

Total	$568,883	$6,137	$287,642	$3,684	$856,525	$9,821

The unrealized losses are mostly due to increases in market interest rates over yields at the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or re-pricing date or if valuations for such securities improve as market yields change. Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the credit worthiness and near-term prospects of the issuer, and the intent and ability of Citizens to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity, and business plans. As such, Citizens has the intent and ability to hold the impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
Citizens incurred an impairment charge of $7.2 million (investment security loss) in the fourth quarter of 2006 because it no longer had a positive intent to hold $317.3 million of its investment portfolio to recovery. These securities, which were sold in the first quarter of 2007, were part of planned strategies to restructure the Corporation’s balance sheet as a result of the Republic merger to help reduce interest rate risk, liquidity risk and improve earnings quality.

Sales, calls and write-downs of available-for-sale investment securities resulted in realized gains and losses as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Proceeds from sales	$364,421	$114	$313,318

Securities gains	$670	$62	$49
Securities losses	(695)	(7,163)	(8,976)

Net Loss	$(25)	$(7,101)	$(8,927)

Note 7. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens primarily extends credit within the Midwestern states of Michigan, Wisconsin, Ohio, Iowa, and Indiana. In Michigan, the primary market areas are concentrated in the Lower Peninsula with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market is the central region of the state. In Indiana, the primary market area is Indianapolis. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
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
A summary of nonperforming assets follows:

	December 31,
(in thousands)	2007	2006

Nonperforming loans:
Nonaccrual	$185,397	$57,892
Loans 90 days past due (still accruing)	3,650	767
Restructured	315	378

Total nonperforming portfolio loans	189,362	59,037
Nonperforming held for sale	21,676	22,846
Other real estate acquired	38,234	18,347
Other non-real estate acquired	2,268	1,818

Total nonperforming assets	$251,540	$102,048

There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2007.
The effect of nonperforming loans on interest income follows:

	Year Ended December 31,
(in thousands)	2007	2006 (1)	2005 (1)

Interest income:
At original contract rates	$13,557	$2,136	$2,545
As actually recognized	6,307	615	615

Interest foregone	$7,250	$1,521	$1,930

(1)	2006 and 2005 exclude the effect of the Republic merger.
A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2007	2006	2007	2006

Balances — December 31
Impaired loans with valuation reserve	$33,651	$20,737	$17,769	$7,550
Impaired loans with no valuation reserve	18,684	21,641	—	—

Total impaired loans	$52,335	$42,378	$17,769	$7,550

Impaired loans on nonaccrual basis	$52,335	$11,321	$17,769	$2,104
Impaired loans on accrual basis	—	31,057	—	5,446

Total impaired loans	$52,335	$42,378	$17,769	$7,550

Average balance for the year	$53,943	$19,871
Interest income recognized for the year	—	1,478
Cash collected applied to outstanding principal	2,516	344
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating valuation allowance in the initial accounting for these loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004.
Citizens acquired $25.8 million of impaired loans in the Republic merger. These loans were recorded at their fair value of $21.6 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.
The Consolidated Financial Statements do not include loans serviced for others, which totaled $536.3 million and $1.2 billion at December 31, 2007 and 2006, respectively.
A summary of changes in the allowance for loan losses follows:

(in thousands)	2007	2006	2005

Allowance for loan losses — January 1	$169,104	$116,400	$122,184
Provision for loan losses	45,177	11,265	1,109
Charge-offs	(59,591)	(23,819)	(28,847)
Recoveries	8,663	7,555	21,954

Net charge-offs	(50,928)	(16,264)	(6,893)
Allowance of acquired bank	—	57,703	—

Allowance for loan losses — December 31	$163,353	$169,104	$116,400

Allowance for losses on lending-related commitments — December 31	$5,571	$6,119	$3,023

Loans Held for Sale. The loans held for sale category, which totaled $75.8 million at December 31, 2007, is comprised of commercial real estate and residential mortgage loans. In December 2006, commercial real estate loans totaling $68.6 million were transferred from the commercial real estate portfolio to loans held for sale to reflect alignment of certain Republic loans with Citizens’ lending philosophies. At December 31, 2007, commercial real estate loans held for sale totaled $38.0 million. The decrease was due to a $23.3 million sale in the first quarter of 2007 and, to a lesser extent, customer paydowns and adjustments to reflect current fair-market value. At December 31, 2007, residential mortgage loans held for sale totaled $37.8 million, which represents loans that are marked for sale in the secondary market but, as a normal course of business, have not yet been sold.
Note 8. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2007	2006

Land	$32,657	$35,212
Buildings	168,739	164,612
Leasehold improvements	8,349	9,371
Furniture and equipment	127,667	124,202

	337,412	333,397
Accumulated depreciation and amortization	(204,912)	(193,907)

Total	$132,500	$139,490

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $7.7 million in 2007, $4.1 million in 2006, and $4.3 million in 2005. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2007:

(in millions)	Amount

2008	$6.5
2009	4.5
2010	3.9
2011	3.1
2012	2.4
After 2012	8.3

Total	$28.7

Note 9. Goodwill and Core Deposit Intangible Assets
SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at least annually. During 2007, the fair values of acquired assets, liabilities and identified intangibles associated with the Republic merger were finalized. As a result, the goodwill from this merger was reduced by $6.3 million from the December 31, 2006 estimate. Additionally, the amount classified as “Republic Merger” in the 2006 Form 10-K has been allocated among the segments. As a result of management organizational changes discussed in Note 17, the 2006 amounts have been reclassified between segments to conform to the current year presentation. Citizens performed its annual impairment testing as of September 30, 2007 and no impairment was identified. A summary of goodwill allocated to the lines of business as of December 31, 2007 and 2006 follows.

	December 31,
(in thousands)	2007	2006

Specialty Commercial	$178,089	$179,653
Regional Banking	595,418	600,181
Wealth Management	1,801	1,801

Total Goodwill	$775,308	$781,635

A summary of core deposit intangibles at December 31, 2007 and 2006 follows.

	December 31,
(in thousands)	2007	2006

Core deposit intangibles (1)	$62,835	$66,826
Accumulated amortization	(32,289)	(20,755)
Total other intangibles	$30,546	$46,071

(1)	$ 3,991,000 reduction in core deposit intangibles due to branch sale. See Note 3.
The following presents the estimated future amortization expense of core deposit intangible assets.

(in thousands)
Year ending December 31,	Amount
2008	$9,132
2009	7,036
2010	3,923
2011	3,027
2012	2,120
Thereafter	5,308

Total	$30,546

All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits (related to the Republic merger) or on a straight-line basis (related to previous mergers) over varying periods not exceeding 10 years. The weighted-average amortization period for core deposit intangible assets is 2.6 years.
Note 10. Deposits
A summary of deposits follows:

	December 31,
(in thousands)	2007	2006

Noninterest-bearing demand	$1,125,966	$1,223,113
Interest-bearing demand	782,889	923,848
Savings	2,221,813	2,280,496
Time deposits over $100,000	2,182,945	2,109,960
Other time deposits	1,988,312	2,160,644

Total	$8,301,925	$8,698,061

Excluded from total deposits are deposit account overdrafts, which have been reclassified as loans. At December 31, 2007 and 2006, these overdrafts totaled $14.1 million and $6.2 million, respectively. Time deposits of $100,000 or more with remaining maturities of one year or more are $589.0 million at December 31, 2007. The maturities of these time deposits are as follows:

(in millions)	Amount

2009	$204.6
2010	128.3
2011	144.6
2012	71.5
After 2012	40.0

Total	$589.0

Note 11. Short-Term Borrowings
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, other bank borrowings, and Treasury, Tax and Loan borrowings. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less. Other short-term borrowings were $54.1 million and $16.6 million at December 31, 2007 and 2006, respectively. Other short-term borrowings were comprised of Treasury, Tax and Loan demand notes.
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2007	2006	2005

At December 31:
Balance	$488,039	$922,328	$505,879
Weighted average interest rate paid	3.88%	5.06%	4.13%
During the year:
Maximum outstanding at any month-end	$1,275,409	$922,328	$964,524
Daily average	654,120	363,988	802,554
Weighted average interest rate paid	4.91%	4.81%	3.21%
Weighted average interest rate paid, including effects of swap	4.71%	4.26%	3.20%
The Holding Company maintains a short-term line of credit with three unaffiliated banks totaling $100.0 million. As of December 31, 2007, there was no outstanding balance. The credit facility will mature in August 2008. The credit agreement requires Citizens to maintain certain financial covenants. Citizens determined it was non-compliant with a covenant of the revolving credit agreement regarding nonperforming asset levels as of December 31, 2007. Citizens has obtained waivers from the three financial institutions involved in the revolving credit facility through December 31, 2007. Citizens will have to re-negotiate the line of credit with the three financial institutions in order to utilize the revolving credit facility after December 31, 2007.
Note 12. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2007	2006

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2011	$50,000	$—
Subordinated debt:
5.75% subordinated notes due February 2013	119,125	117,788
Variable rate junior subordinated debenture due June 2033	25,726	25,628
7.50% junior subordinated debentures due September 2066	145,971	145,254
8.60% junior subordinated debentures due December 2031	—	51,546
Subsidiaries:
Federal Home Loan Bank advances	2,344,636	1,715,132
Other borrowed funds	254,052	583,616

Total long-term debt	$2,939,510	$2,638,964

On March 2, 2007, Citizens retired $50.0 million of trust preferred securities at 8.60%, originally due in 2031. This transaction settled on April 2, 2007 and Citizens issued a five year variable rate term note for $50.0 million at a cost of LIBOR plus 45 basis points on the same date. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve adequacy. Citizens determined it was non-compliant with a covenant of the $50.0 million Term Loan Agreement regarding nonperforming asset levels as of December 31, 2007. Citizens has obtained waivers from the two financial institutions involved in the loan facility through December 31, 2007. Citizens and the two financial institutions amended the covenant on February 22, 2008 and citizens is now compliant with the Term Loan Agreement.

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes, maturing February 1, 2013. Issuance costs were capitalized and are included in the long-term debt total on the balance sheet. The issuance costs are being amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, the subordinated debt currently qualifies as Tier 2 supplementary capital.
On June 26, 2003, Citizens issued $25.8 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate shall not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $0.5 million were capitalized and are included in the long-term debt total on the balance sheet. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in thirty years after issuance. In accordance with FASB Interpretation 46 and APB 21, the issuance costs are amortized to the call date over five years as a component of interest expense, as Citizens believes this is the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.
On October 3, 2006, Citizens Funding Trust I (the “Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the trust. The 2006 debentures rank junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities are callable on or after September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are included in the long-term debt total on the balance sheet. In accordance with FASB Interpretation 46 and APB 21, the issuance costs are amortized to the call date over five years as a component of interest expense. The proceeds from the offering were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic and for general corporate purposes.
As of December 31, 2007 advances from the FHLB are at fixed rates ranging from 3.07% to 7.10% and mature from 2008 through 2021. FHLB advances totaling $460.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $1.9 billion are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2007 with $3.8 billion of residential and commercial loans secured by real estate, and $492.5 million par value of securities held for pledging.
As of December 31, 2007, $252.8 million of long-term repurchase agreements with interest rates ranging between 2.96% to 5.11%, maturing between January 2008 and May 2018 were outstanding. Long-term repurchase agreements are classified under Other Borrowed Funds.
The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiaries	Consolidated

2008	$—	$703,242	$703,242
2009	—	165,252	165,252
2010	—	605,254	605,254
2011	50,000	425,022	475,022
2012	—	189,424	189,424
Over 5 Years	300,000	499,787	799,787

Total	$350,000	$2,587,981	$2,937,981

Note 13. Employee Benefit Plans
Pension and Postretirement Benefits: Citizens maintains a cash balance defined benefit pension plan and postretirement benefit plans for retirees that include health care benefits. Pension retirement benefits are based on the employees’ length of service and salary levels. Actuarially determined pension costs are charged to current operations. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to that allowable by federal tax regulations. Under the defined benefit plan, employees are eligible for early retirement at age 55 with at least 5 years service.
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
Effective December 31, 2006, Citizens’ current defined benefit pension plans were “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. Upon freezing the defined benefit plans, Citizens recorded a net curtailment loss of $1.1 million. In addition, on December 31, 2006, the Citizens Banking Corporation Amended and Restated Cash Balance Pension Plan for Employees and the Citizens Banking Corporation Cash Balance Pension Plan were combined into a single plan.
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
Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not been recognized prior to December 31, 2007 in net periodic pension cost: unrecognized prior service credits of $0.4 million ($0.3 million net of tax) and unrecognized actuarial losses of $10.5 million ($6.8 million net of tax).

The prior service cost of $0.2 million and the actuarial loss of $0.1 million included in accumulated other comprehensive income and will be recognized in net periodic pension cost during the fiscal year ended December 31, 2008.
An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2007 and 2006.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2007	2006	2007	2006	2007	2006

Change in Benefit Obligation
Projected benefit obligation, beginning of year	$84,860	$87,603	$14,683	$11,914	$11,226	$9,819
Service cost	—	3,649	—	842	1	4
Interest cost	4,761	4,671	768	641	578	516
Participant contribution	—	—	—	—	397	229
Actuarial (gains) losses	(1,859)	(2,179)	(1,824)	59	(794)	594
Plan amendments	—	115	(163)	1,742	153	—
Additional liability assumed through acquisition	—	—	—	—	—	1,286
Curtailments	—	(1,003)	—	—	—	—
Benefits paid	(9,341)	(7,996)	(515)	(515)	(1,366)	(1,222)

Projected benefit obligation, end of year	$78,421	$84,860	$12,949	$14,683	$10,195	$11,226

Accumulated benefit obligation, end of year	$78,421	$84,860	$11,648	$11,649	$10,195	$11,226

Change in Plan Assets
Fair value of plan assets, beginning of year	$92,027	$89,109	$—	$—	$—	$—
Actual return on plan assets	6,970	9,914	—	—	—	—
Employer contribution	—	1,000	515	515	969	993
Participant contribution	—	—	—	—	397	229
Benefits paid	(9,341)	(7,996)	(515)	(515)	(1,366)	(1,222)

Fair value of plan assets, end of year	$89,656	$92,027	$—	$—	$—	$—

Reconciliation of Funded Status
(Under)/Over funded status of plan	$11,236	$7,167	$(12,949)	$(14,683)	$(10,195)	$(11,226)

Net amount recognized in the
consolidated balance sheets	$11,236	$7,167	$(12,949)	$(14,683)	$(10,195)	$(11,226)

At December 31, 2007, the overfunded status of the Cash Balance Pension Plan for Employees of $11.2 million is recognized in the accompanying consolidated balance sheet as a prepaid pension cost. The underfunded status of the Retirement Health Plan and the supplemental pension plan of $23.1 million is recognized in the Corporation’s consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ended December 31, 2008.
The components of net periodic benefit cost charged to operations each year for all plans follow:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Defined Benefit Pension Plans
Service cost	$—	$3,649	$3,768
Interest cost	4,761	4,671	4,676
Expected return on plan assets	(7,709)	(7,509)	(7,018)
Settlement Charge related to lump sum payments	832	—	—
Curtailment loss	—	1,097	—
Amortization of unrecognized:
Net transition asset	—	—	(5)
Prior service cost	11	191	196
Net actuarial loss	499	974	1,181

Net pension cost	(1,606)	3,073	2,798

Supplemental Pension Plans
Service cost	$—	$842	$1,272
Interest cost	768	641	520
Amortization of unrecognized:
Prior service cost	167	—	—
Net actuarial loss	130	139	87

Net pension cost	1,065	1,622	1,879

Postretirement Benefit Plans
Service cost	$1	$4	$4
Interest cost	578	516	535
Amortization of unrecognized:
Prior service cost	(256)	(270)	(271)
Net actuarial gain	(45)	(27)	(91)

Net postretirement benefit cost	278	223	177

Defined contribution retirement and 401(k) plans
Employer contributions	6,533	3,273	3,170

Total periodic benefit cost	$6,270	$8,191	$8,024

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
December 31,	2007	2006	2007	2006	2007	2006

Assumptions used to compute projected benefit obligation
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	5.00%	5.00%	3.00%	6.00%	—	—

Assumptions used to compute net benefit costs
Discount rate	5.75%	5.50%	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.75%	8.50% to 8.75%	—	—	—	—
Rate of compensation increase	5.00%	5.00%	6.00%	6.00%	—	—
At December 31, 2007, the projected benefit payments for the defined benefit pension plans and the postretirement benefit plan follow:

	Projected Benefit Payments
	Defined
	Benefit	Supplemental	Postretirement
(in thousands)	Pension Plan	Pension Plan	Benefit Plan	Total Benefits

Year Ended December 31
2008	$5,507	$515	$942	$6,964
2009	5,757	502	969	7,228
2010	5,133	488	989	6,610
2011	5,538	9,656	1,001	16,195
2012	5,540	459	1,006	7,005
2013 to 2017	28,198	1,988	4,761	34,947
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the postretirement benefit plan are net of the projected Medicare Part D Subsidy.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. The strategy provides for a target mix of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The plans’ target asset allocation and the actual asset allocation at December 31, 2007 and 2006 are presented below.

	Target	Percentage of Plan Assets
December 31,	Allocation	2007	2006

Asset Category:
Equity securities	70%	68%	69%
Debt securities	28	28	26
Cash and Cash Equivalents	2	4	5

	100%	100%	100%
Currently, Citizens does not anticipate making a contribution to the defined benefit pension plan in 2008. Citizens will review the funding of this plan during 2008 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2008. In addition, Citizens expects to pay $0.9 million in contributions to the postretirement healthcare benefit plan during 2008.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For postretirement health care benefit plans, Citizens assumed a 10.0% annual health care cost trend rate in 2007, graded down to 5.0% over seven years. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$38	$(34)
Effect on the postretirement benefit obligation	702	(632)
Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Under the plan, employee contributions are partially matched by Citizens. The employer matching contribution is 100 percent of the first 3% plus 50 percent of the next 2% of each eligible employee’s qualifying salary contributed to the plan. In addition, one third of the match is intended to be used by the employees for purposes of retiree medical expenses.
Note 14. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At December 31, 2007, Citizens had 3,690,979 shares of common stock reserved for future issuance under the current plan.
In 2005, Citizens began awarding a combination of stock options and restricted stock. Options expire ten years from the date of grant. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited and expired options and forfeited shares of restricted stock become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
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

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:

Analysis of Stock-Based Compensation Expense

	Year Ended December 31,
(in thousands)	2007	2006	2005

Stock Option Compensation	$34	$52	$141
Restricted Stock Compensation	3,321	3,714	691

Stock-based compensation expense before income taxes	3,355	3,766	832
Income tax benefit	(1,174)	(1,318)	(291)

Total stock-based compensation expense after income taxes	$2,181	$2,448	$541

Cash proceeds from the exercise of stock options were $6.1 million, $3.0 million and $5.1 million for the years of 2007, 2006 and 2005, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2007, 2006 and 2005. There was a single grant for 500 nonqualified stock options in 2006 and no nonqualified stock options granted during 2007.

Weighted Average Assumptions	2007	2006	2005

Dividend yield	—	4.0%	3.5%
Expected volatility	—	15.1%	26.8%
Risk-free interest rate	—	4.72%	3.80%
Expected lives	—	3 yrs	1.5 yrs
The dividend yield computation is based on historical payments and the related yield. The expected volatility computation is based on historical volatility. The risk free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life computation is based on historical exercise patterns. Weighted average assumptions for share obligations assumed through the Republic merger are as follows: dividend yield of 4.0% based on historical payments and related yields, expected volatility of 21.9% based on 5-year price volatility, risk-free interest rates ranging from 4.69% to 5.10% based on the U.S. Treasury yield curve in effect at the time of grant and the expected lives ranging from two months to 4.8 years based on historical exercise patterns.
Stock option activity for 2007, 2006 and 2005 follows:

	Options		Weighted
		Weighted	Average	(in thousands)
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2005	4,242,175	$27.24
Granted	344,007	29.31
Exercised	(223,964)	22.59
Forfeitures or Expirations	(444,327)	25.19

Outstanding at December 31, 2005	3,917,891	$27.91

Granted	500	25.98
Share obligations assumed through merger	1,074,488	14.07
Exercised	(141,741)	21.41
Forfeitures or Expirations	(75,438)	30.32

Outstanding at December 31, 2006	4,775,700	$24.95

Granted	—	—
Exercised	(452,863)	13.57
Forfeitures or Expirations	(292,795)	27.75

Outstanding at December 31, 2007	4,030,042	$26.03	4.1 yrs	$461

Exercisable	4,023,814	$26.02	4.1 yrs	$461

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of December 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on December 31, 2007 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $3.3 million, $0.7 million and $1.2 million, respectively. The fair value of options vested during 2007, 2006 and 2005 was $0.1 million, less than $0.1 million, and $6.9 million, respectively.
As of December 31, 2007, $8.2 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes restricted stock activity for 2007, 2006 and 2005.

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding restricted stock at January 1, 2005	21,062	$29.20
Granted	120,485	29.00
Vested	(5,733)	32.08
Forfeited	(6,634)	28.26

Restricted stock at December 31, 2005	129,180	$28.93

Granted	205,042	24.25
Share obligations assumed through merger	101,441	26.86
Vested	(134,814)	28.75
Forfeited	(7,762)	25.03

Restricted stock at December 31, 2006	293,087	$25.13

Granted	324,441	19.38
Vested	(88,542)	24.92
Forfeited	(42,144)	25.27

Restricted stock at December 31, 2007	486,842	$21.32

The total fair value of restricted stock vested during 2007, 2006, and 2005 was $1.8 million, $3.6 million and $0.2 million, respectively.
As a result of the Republic merger, the change in control provisions of the employee and director restricted stock agreements signed prior to June 28, 2006 were accelerated and the restrictions on the related shares lapsed. This acceleration resulted in the recognition of additional stock compensation expense of $1.4 million in 2006.
Note 15. Income Taxes
Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Current tax expense:
Federal	$10,913	$20,335	$33,671
State	151	236	1,479

Total current tax expense	11,064	20,571	35,150
Deferred tax expense (benefit)	20,241	(1,252)	(3,569)

Total income tax expense	$31,305	$19,319	$31,581

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2007 and 2006 follow:

(in thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$58,315	$60,823
Accrued postemployment benefits other than pensions	4,370	3,526
Deferred compensation	9,419	12,279
Accrued expenses	5,309	2,513
State net operating loss carryforwards	1,181	1,113
Tax credit carryforwards	2,015
Minimum pension liability	3,533	5,313
Purchase accounting adjustments	30,412	48,243
Nonaccrual loan interest income	1,447	1,456
Securities impairment	—	2,541
Other deferred tax assets	5,197	3,234

Deferred tax assets	121,198	141,041

Deferred tax liabilities:
Pension	7,733	7,098
Acquisition premium on loans	4,075	5,759
Tax over book depreciation	3,243	2,101
Basis difference in FHLB stock	3,621	3,598
Purchase accounting adjustments	15,152	7,074
Unrealized gains on securities and derivatives	6,279	1,342
Mortgage Servicing Rights	1,109	3,252
Other deferred tax liabilities	1,164	2,149

Deferred tax liabilities	42,376	32,373

Net deferred tax assets	$78,822	$108,668

At December 31, 2007, Citizens had gross state net operating loss carryforwards of $70.9 million that expire in the years 2014 through 2022, as well as $1.5 million of federal alternative minimum tax credits with an indefinite life.
A reconciliation of income tax expense from continuing operations to the amount computed by applying the federal statutory rate of 35% to income from continuing operations before income taxes follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Tax at federal statutory rate applied to income before income taxe $ 46,252 $28,929 $39,237
Tax at federal statutory rate applied to income before income taxes	$46,252	$28,929	$39,237
Increase (decrease) in taxes resulting from:
Tax-exempt income	(10,694)	(8,180)	(8,015)
Officers Life Insurance	(2,934)	(1,288)	(1,246)
Other	(1,319)	(142)	1,605
Total income tax expense	$31,305	$19,319	$31,581
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits (in thousands)

Balance at January 1, 2007	$6,786
Additions based on tax positions related to the current year	1,158
Additions for tax positions of prior years	1,244
Reductions for tax positions of prior years	(892)
Reductions due to the statute of limitations	(269)
Settlements	(934)

Balance at December 31, 2007	$7,093

If the December 31, 2007 balance above were ultimately recognized, $4.5 million of it would increase Citizens’ net income and thus impact the Corporation’s effective tax rate. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
Citizens’ policy is to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Accrued interest as of December 31, 2007 and 2006 totaled $0.4 million and $0.5 million, respectively. Citizens recognized less than $0.1 million in expense for interest in each of those years. No penalties have been accrued.
Citizens is under a limited scope federal audit for the year 2004. It is not known if this issue will be resolved within the next twelve months, but if it were, Citizens would anticipate paying up to $1.5 million. Citizens is also in negotiation with the State of Wisconsin regarding a single issue common to Wisconsin banks. Citizens anticipates the resolution of this issue to result in some reduction of net operating loss carry forwards but no payment of tax. In both situations, Citizens does not anticipate that resolution would result in a material change to its financial position.
Citizens and its subsidiaries file a U.S. federal income tax return, as well as various returns in the states where it has a filing responsibility. The following tax years remain subject to examination as of December 31, 2007:

Jurisdiction	Tax Years
Federal	2004 - 2007
Indiana	2003 - 2007
Wisconsin	1999 - 2007
Iowa	2003 - 2007
Note 16. Shareholders’ Equity and Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Numerator:
Numerator for basic and dilutive earnings per share — net income available to common shareholders	$100,842	$63,336	$80,525

Denominator:
Denominator for basic earnings per share — weighted average shares	75,339	42,913	43,096
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	239	152	316

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	75,578	43,065	43,412

Basic earnings per share	$1.34	$1.48	$1.87

Diluted earnings per share	$1.33	$1.47	$1.85

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share takes into consideration the pro-forma dilution assuming all in-the-money outstanding stock options were exercised. The average price of Citizens’ stock for the period is used to determine the dilutive effect of outstanding stock options. See Note 14 for additional disclosures regarding employee stock options.
Rights Agreement: Until December 31, 2007, Citizens was a party to a Rights Agreement, dated May 23, 2000, designed to protect shareholders from unfair takeover offers by encouraging a potential buyer to negotiate with Citizens’ board prior to attempting a takeover. The Rights Agreement expired on December 31, 2007.
Stock Repurchase Program: Citizens purchased shares under a stock repurchase program initiated October 2003. This program authorizes Citizens to purchase up to 3,000,000 shares for treasury. During the year, a total of 665,046 shares were purchased under this plan at an average price of $20.23. The repurchased shares have been accorded the accounting treatment as if retired. Shares purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2007, Citizens purchased 25,960 shares in connection with taxes due from employees as a result of the vesting of certain share awards which were not part of the repurchase program approved in October 2003.
Note 17. Lines of Business
The financial performance of Citizens is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the businesses. The development and application of these methodologies is a dynamic process. Accordingly, these measurement tools and assumptions may be revised periodically to reflect methodology, product, and/or management organizational changes. Further, these policies measure financial results that support the strategic objectives and internal organizational structure of Citizens. Consequently, the information presented is not necessarily comparable with similar information for other institutions.
A description of each business line, selected financial performance and the methodologies used to measure financial performance are presented below.
•	Specialty Commercial — Specialty Commercial includes the commercial real estate, treasury management, public funds, and asset-based lending teams. These groups provide a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, middle-market companies, local governments and municipalities, and leasing clients. Products and services offered include commercial mortgages, real estate construction lending, term loans, revolving credit arrangements, inventory and accounts receivable financing, and letters of credit. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.
•	Regional Banking - Regional Banking includes the consumer, residential mortgage, commercial and industrial, small business, and private banking teams. These groups provide a wide range of lending, depository, and other related financial services to both businesses and individual consumers. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, residential mortgage loans, checking, savings and money market accounts, debit and credit cards, ATM network services, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. The products and services offered to commercial and industrial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Wealth Management - Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•	Other — The Other line of business includes activities that are not directly attributable to one of the above are included in the Other business line. Included in this category are the Holding Company; indirect consumer lending; shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.
The accounting policies of the individual business units are the same as those of Citizens described in Note 2 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Specialty Commercial, Regional Banking and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. There are no significant intersegment revenues. Selected segment information is included in the following table.

Line of business information

	Specialty	Regional	Wealth
(In thousands)	Commercial	Banking	Mgmt	Other	Total
Earnings summary - 2007

Net interest income (taxable equivalent)	$78,643	$280,611	$(45)	$41,517	$400,726
Provision for loan losses	18,190	14,589	—	12,398	45,177

Net interest income after provision	60,453	266,022	(45)	29,119	355,549
Noninterest income	3,463	79,918	27,410	11,777	122,568
Noninterest expense	21,353	219,378	22,246	64,446	327,423

Income before income taxes	42,563	126,562	5,119	(23,550)	150,694
Income tax expense (taxable equivalent)	14,897	44,297	1,792	(11,134)	49,852

Net income	$27,666	$82,265	$3,327	$(12,416)	$100,842

Average assets (in millions)	$1,920	$5,524	$13	$5,863	$13,320

Earnings summary - 2006

Net interest income (taxable equivalent)	$15,919	$222,002	$194	$38,722	$276,837
Provision for loan losses	302	5,527	—	5,436	11,265

Net interest income after provision	15,617	216,475	194	33,286	265,572
Noninterest income	1,338	64,136	25,882	(729)	90,627
Noninterest expense	11,233	175,453	22,152	50,989	259,827

Income before income taxes	5,722	105,158	3,924	(18,432)	96,372
Income tax expense (taxable equivalent)	2,003	36,806	1,374	(7,147)	33,036

Net income	$3,719	$68,352	$2,550	$(11,285)	$63,336

Average assets (in millions)	$114	$4,298	$11	$3,281	$7,704

Earnings summary - 2005

Net interest income (taxable equivalent)	$11,032	$228,467	$274	$49,368	$289,141
Provision for loan losses	(139)	(4,303)	—	5,551	1,109

Net interest income after provision	11,171	232,770	274	43,817	288,032
Noninterest income	685	61,457	24,536	(6,170)	80,508
Noninterest expense	8,021	184,893	21,656	28,472	243,042

Income before income taxes	3,835	109,334	3,154	9,175	125,498
Income tax expense (taxable equivalent)	1,343	38,267	1,104	4,259	44,973

Net income	$2,492	$71,067	$2,050	$4,916	$80,525

Average assets (in millions)	$43	$4,397	$9	$3,328	$7,777

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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,	December 31,
(in thousands)	2007	2006
Loan commitments and letters of credit:
Commitments to extend credit	$2,510,255	$2,559,121
Financial standby letters of credit	101,229	146,863
Performance standby letters of credit	27,244	24,609
Commercial letters of credit	255,538	194,834

	$2,894,266	$2,925,427

Commitments outstanding to extend include home equity credit lines which totaled $690.1 million and $791.0 million at December 31, 2007 and December 31, 2006, respectively.
Contingent Liabilities and Guarantees: Citizens and its subsidiaries are parties to litigation arising in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from these proceedings would not have a material effect on Citizens’ consolidated financial position or results of operations. Citizens has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.
Citizens is a member of the Visa USA network. On October 3, 2007, the Visa organization completed a series of restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa, Inc. As a result of Visa’s restructuring, Citizens’ membership interest in Visa USA was exchanged for an equity interest in Visa Inc. Class USA stock. On November 11, 2007, Visa Inc. filed a registration statement with the Securities and Exchange Commission for the offer and sale of its common stock to the public. Visa has disclosed that it plans to use the proceeds from its initial public offering to partially redeem Visa USA members’ equity interests and to fund the settlement of certain Visa USA related litigation.
Pursuant to the Visa USA bylaws, Citizens (as a shareholder of Visa USA) is obligated to indemnify Visa, Inc. for its proportionate share of certain losses. On October 3, 2007, a Loss Sharing Agreement (LSA) became effective which reaffirmed Citizens obligation to indemnify Visa, Inc. for potential future settlement of certain litigation. Citizens’ indemnification obligation is limited to its proportionate equity interest in Visa USA. During 2007, Visa announced that it had recognized liabilities for probable settlements for two of the covered suits. Citizens has accrued its proportionate share of these anticipated settlements. As of December 31, 2007, Citizens’ estimated liability related to its obligation to indemnify Visa for covered litigation was $0.9 million.
If the Visa initial public offering is successfully completed, Citizens is expected to receive cash in partial redemption of its equity interest currently carried at zero value. Further, management expects that the indemnification obligation to Visa will be reduced when Visa either disburses funds for negotiated settlements, or funds an escrow account designated for settlement of covered litigation. Management expects that the gain to be realized from redemption of Visa shares will exceed the indemnification obligations recorded to date.
Purchase Obligations: Citizens has entered into contracts for the supply of current and future services incurred in the ordinary course of business, such as data processing and certain property management functions. Citizens often purchase services from vendors under agreements that typically can be terminated on a periodic basis. At December 31, 2007, Citizens had $24.8 million of multi-year contracts, all due in the next five years.

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
Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any shortfall of the fair value change of the hedge compared to the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. The amount of ineffectiveness of the hedge, which was insignificant in all periods presented, is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. For both fair value hedges and cash flow hedges, any amount of hedge ineffectiveness would be recorded in current period noninterest income. For 2007 and 2006, there was no hedge ineffectiveness on the cash flow hedges.
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

Derivative Financial Instruments:

	December 31,		December 31,
	2007		2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Receive fixed swaps	$300,000	$1,574	$268,300	$(1,839)
Pay fixed swaps	—	—	104,000	1,242
Customer initiated swaps and corresponding offsets	713,290	—	378,590	—
Interest rate lock commitments	24,808	199	29,875	(11)
Forward mortgage loan contracts	68,030	(501)	78,498	257

Total	$1,106,128	$1,272	$859,263	$(351)

Derivative Classifications and Hedging Relationships:

	December 31,		December 31,
	2007		2006
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Derivatives Designated as Cash Flow Hedges:
Hedging repurchase agreements	$—	$—	$104,000	$1,242
Prime Based Loan Hedges	$100,000	$(47)	—	—

Derivatives Designated as Fair Value Hedges:
Hedging time deposits	50,000	1,434	95,000	47
Hedging long-term debt	150,000	187	100,000	(390)

Derivatives Not Designated as Hedges:
Receive fixed swaps	—	—	73,300	(1,496)
Customer initiated swaps and corresponding offsets	713,290	—	378,590	—

Total	$1,013,290	$1,574	$750,890	$(597)

At December 31, 2007 Citizens had $300.0 million of received fixed swaps all maturing within twelve months with a receive fixed rate of 5.21% and a pay variable rate of 5.22%. The forward mortgage loan contracts at December 31, 2007 hedged the year end balance of mortgage loans held for sale. These outstanding forward commitments to sell mortgage loans are expected to settle in the first quarter of 2008 with no material gain or loss. The practice of hedging interest rate lock commitments on mortgage loans with mandatory forward contracts has not generated any material gains or losses.
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
Note 20. Fair Values of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosure About Fair Value of Financial Instruments.” Where quoted market prices are not available, as is the case for a significant portion of Citizens’ financial instruments, the fair values are based on estimates using discounted cash flows or other valuation techniques. These estimates are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the derived fair value estimates presented herein cannot be substantiated by comparison to independent market prices and are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
The fair value estimates are based on existing on- and off-balance sheet financial instruments and do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, a net deferred tax asset, premises and equipment, goodwill and deposit based intangibles. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can have a significant effect on estimated fair values and have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of the value of the Corporation.
The estimated fair values of Citizens’ financial instruments follow:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and money market investments	$241.3	$241.3	$224.0	$224.0
Securities	2,261.3	2,261.5	2,949.2	2,949.7
FHLB and Federal Reserve stock	148.8	148.8	132.9	132.9
Loans held for sale	75.8	75.8	172.8	172.8
Net loans	9,337.9	9,580.0	9,062.0	9,111.1
Cash surrender value of life insurance policies	214.3	214.3	206.9	206.9
Accrued interest receivable	68.9	68.9	68.2	68.2
Financial liabilities:
Deposits	8,301.9	8,304.7	8,698.1	8,677.6
Short-term borrowings	542.2	542.2	938.9	938.9
Long-term debt	2,939.5	2,943.9	2,639.0	2,654.3
Accrued interest payable	28.3	28.3	32.5	32.5
Off-balance sheet financial instrument liabilities:
Credit-related financial instruments	1.8	1.8	1.8	1.8
Interest rate swap agreements	1.6	1.6	(0.6)	(0.6)
Interest rate lock commitments	0.2	0.2	0.0	0.0
Forward commitments to sell mortgage loans	(0.5)	(0.5)	0.3	0.3
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
Net Loans: Fair value for the performing loan portfolio is estimated using a discounted cash flow methodology. Assumptions reflecting repricing terms and prepayment speeds are made where applicable. Discount rates are based on interest rates currently being offered for loans with similar terms and credit quality. Fair values for nonperforming loans are estimated after giving consideration to credit risk and estimated cash flows and discount rates based on available market and specific borrower information.
Deposit Liabilities: Under SFAS 107, the fair value of demand deposits (e.g., interest and noninterest checking, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates.
Short-Term Borrowings: The carrying amounts of federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings approximate their fair values.
Long-Term Debt: The fair value of long-term debt is estimated using a combination of discounted cash flow analyses, with discount rates based on Citizens’ current cost of incremental wholesale borrowing, effective settlement amounts, and quoted market prices.

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
Note 21. Regulatory Matters
Citizens’ banking subsidiaries are required to maintain a combination of cash on hand and noninterest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2007 and 2006, the average reserve balances were $22.0 million and $47.7 million, respectively.
The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.
The principal source of cash flows for the Holding Company is dividends from its banking subsidiaries. Citizens’ subsidiaries are state, federal or national chartered financial institutions. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Citizens’ subsidiary banks’ dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained. As of January 1, 2008, the banking subsidiaries are able to distribute dividends of $15.2 million to the Holding Company without prior regulatory approval. Net income retained in 2008 will also become available for such dividends. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
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
Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2007, that the banking subsidiaries meet all capital adequacy requirements to which they are subject.
Citizens is required to maintain minimum net worth capital requirements with various governmental agencies as a result of its mortgage banking business. The net worth requirements related to mortgage banking are governed by the Department of Housing and Urban Development. As of December 31, 2007, Citizens met its minimum net worth requirement.

As of December 31, 2007, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2007, that management believes would cause Citizens to fall below the well-capitalized level.
Risk Based Capital Requirements

						To Be Well-Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Citizens Republic Bancorp
As of December 31, 2007:
Total Capital to risk weighted assets (1)	$1,195,576	11.7%	$820,625	>	8.0%	$1,025,782	>	10.0%
Tier 1 Capital to risk weighted assets (1)	941,851	9.2	410,313	>	4.0	615,469	>	6.0
Tier 1 Leverage (2)	941,851	7.5	499,994	>	4.0	624,993	>	5.0
As of December 31, 2006:
Total Capital to risk weighted assets (1)	$1,204,379	11.9%	$809,530	>	8.0%	$1,011,913	>	10.0%
Tier 1 Capital to risk weighted assets (1)	952,287	9.4	404,765	>	4.0	607,148	>	6.0
Tier 1 Leverage (2)(3)	952,287	7.2	527,464	>	4.0	659,330	>	5.0
Citizens Bank
As of December 31, 2007
Total Capital to risk weighted assets (1)	$1,124,600	11.2%	$801,935	>	8.0%	$1,002,419	>	10.0%
Tier 1 Capital to risk weighted assets (1)	998,783	10.0	400,968	>	4.0	601,451	>	6.0
Tier 1 Leverage (2)	998,783	8.2	485,987	>	4.0	607,484	>	5.0
As of December 31, 2006:
Total Capital to risk weighted assets (1)	$705,595	11.6%	$487,337	>	8.0%	$609,172	>	10.0%
Tier 1 Capital to risk weighted assets (1)	629,005	10.3	243,669	>	4.0	365,503	>	6.0
Tier 1 Leverage (2)(3)	629,005	8.6	292,438	>	4.0	365,548	>	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital consists of total equity and trust preferred securities less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets and adjustments related to the valuation of mortgage servicing assets.

(2)	Tier 1 Capital to quarterly average assets

(3)	In 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.

Note 22. Citizens Republic Bancorp (Parent Only) Statements
Balance Sheets
Citizens Republic Bancorp (Parent Only)

	December 31,
(in thousands)	2007	2006

Assets
Cash	$—	$188
Money market investments	73,839	80,427
Investment securities	48	50
Investment in subsidiaries — principally banks	1,207,890	1,185,783
Goodwill — net	654,100	655,890
Other assets	30,927	42,082

Total assets	$1,966,804	$1,964,420

Liabilities and Shareholders’ Equity
Long-term debt	$340,822	$340,606
Other liabilities	48,102	66,128

Total liabilities	388,924	406,734
Shareholders’ equity	1,577,880	1,557,686

Total liabilities and shareholders’ equity	$1,966,804	$1,964,420

Statements of Income
Citizens Republic Bancorp (Parent Only)

	Year Ended December 31,
(in thousands)	2007	2006	2005

Income
Dividends from subsidiaries — principally banks	$111,500	$70,900	$63,200
Interest from bank subsidiary	3,118	4,429	1,998
Service fees from bank subsidiaries	14,334	13,277	11,459
Other	(53)	176	299

Total	128,899	88,782	76,956

Expenses
Interest	25,637	13,119	7,766
Salaries and employee benefits	20,922	17,621	16,054
Service fees paid to bank subsidiaries	2,767	2,768	2,768
Restructuring and merger related expenses	270	1,426	—
Other noninterest expense	2,231	1,596	1,923

Total	51,827	36,530	28,511

Income before income taxes and equity in undistributed earnings of subsidiaries	77,072	52,252	48,445
Income tax benefit (provision)	12,650	6,959	5,693
Equity in undistributed (dividends in excess of) earnings of subsidiaries	11,120	4,125	26,387

Net Income	$100,842	$63,336	$80,525

Statements of Cash Flows
Citizens Republic Bancorp (Parent Only)

	Year Ended December 31,
(in thousands)	2007	2006	2005
| | |
Operating Activities
Net income	$100,842	$63,336	$80,525
Adjustments to reconcile net income to net cash provided by operating activities:
Recognition of stock-based compensation expense	3,355	3,766	832
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(11,120)	(4,125)	(26,386)
Excess tax benefits related to stock-based compensation arrangements	—	(182)	—
Other	(3,130)	(12,280)	7,400

Net cash (used in)/provided by operating activities	89,947	50,515	62,371

Investing Activities
Net (increase) decrease in money market investments	6,588	9,040	77
Proceeds from sales and maturities of investment securities	—	107	1
Purchases of investment securities	—	—	(10)
Acquisition, net of cash received	—	(154,662)	—
Investments in and advances to subsidiaries	1,546	275	—

Net cash provided by investing activities	8,134	(145,240)	68

Financing Activities
Principal reductions in long-term borrowings	(51,790)	—	—
Proceeds from long-term borrowings	50,000	150,010	—
Cash dividends paid	(87,798)	(49,530)	(49,311)
Proceeds from stock options exercised	4,833	3,194	5,061
Excess tax benefits related to stock-based compensation arrangements	—	182	—
Shares acquired for retirement	(13,514)	(8,948)	(18,189)

Net cash used by financing activities	(98,269)	94,908	(62,439)

Net (decrease) increase in cash	(188)	183	—
Cash and due from banks at beginning of year	188	5	5

Cash and due from banks at end of year	$—	$188	$5

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Citizens Republic Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financial statements, Citizens Republic Bancorp, Inc. changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Detroit, Michigan
February 28, 2008

SELECTED QUARTERLY INFORMATION (unaudited)
Table 14 below sets forth selected quarterly financial information for each calendar quarter during 2007 and 2006.
Table 14. Selected Quarterly Information

(in thousands except,	2007				2006
per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest Income	$198,988	$201,854	$202,353	$204,716	$122,801	$120,744	$116,416	$112,391
Interest Expense	106,799	106,981	105,576	106,375	58,791	55,099	50,426	44,916
Net interest income	92,188	94,873	96,777	98,341	64,010	65,645	65,990	67,475
Provision for loan losses	6,055	3,765	31,857	3,500	5,936	1,190	1,139	3,000
Total fees and other income	29,296	30,596	31,278	31,423	24,930	23,544	23,691	25,563
Investment securities gains (losses) (1)	—	8	—	(33)	(7,162)	—	54	7
Noninterest expense (2)	78,880	77,343	87,490	83,710	78,788	59,402	60,065	61,572
Net income	27,967	31,764	9,619	31,492	692	20,981	20,907	20,756

Per Share of Common Stock
Net income:
Basic	0.37	0.42	0.13	0.42	0.02	0.49	0.49	0.49
Diluted	0.37	0.42	0.13	0.41	0.02	0.49	0.49	0.48

(1)	Investment securities gains (losses) includes, in the fourth quarter of 2006, a $7.2 million other-than-temporary impairment charge related to the restructuring of the balance sheet as a result of the Republic merger.

(2)	Noninterest expense includes restructuring and merger related expenses of ($0.4) million in the fourth quarter of 2007, $1.0 million in the third quarter of 2007, $3.4 million in the second quarter of 2007, $4.2 million in the first quarter of 2007 and $11.3 million in the fourth quarter of 2006 related to the Republic merger.
Citizens completed its merger with Republic on December 29, 2006. Due to the timing of the merger, income and expense amounts for 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses.
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

Report on Management’s Assessment of Internal Control over Financial Reporting
The management of Citizens Republic Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer and effected by the Corporation’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:
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
As of December 31, 2007, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Charles D. Christy Charles D. Christy	/s/ William R. Hartman William R. Hartman
Executive Vice President and Chief Financial Officer	Chief Executive Officer
Changes in Internal Control over Financial Reporting
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Effectiveness of Internal Control Over Financial Reporting
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Republic Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Detroit, Michigan
February 28, 2008

ITEM 9B. OTHER INFORMATION
The Corporation has a Supplemental Retirement Benefits Plan (“SERP”) that provides unfunded non-qualified benefits for Mr. Hartman that are partially offset by benefits under the Corporation’s qualified pension plan and social security. Mr. Hartman’s SERP was amended, effective September 19, 2007, to provide for a normal retirement age of 62-1/2 instead of 65, to permit him to elect the form of his retirement benefit, including a lump sum option, and to provide that, in the event he dies while employed by Citizens, his spouse will be entitled to his benefit determined as if he had retired as of the date of death. As a result of these changes the cost of the SERP to Citizens is anticipated to increase by approximately $1.6 million. The amended document is included as Exhibit 10.43 to this Report on Form 10-K.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the captions “Proposal 1 – Election of Directors” (excluding the information under the heading “Compensation of Directors”); “Corporate Governance — Executive Officers, — Meetings of Directors and Committees of the Board of Directors, - Shareholder Nomination of Director Candidates, and – Code of Ethics;” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2008 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the caption “Proposal 1 – Election of Directors – Compensation of Directors,” and under the caption “Executive Compensation” of the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the caption “Security Ownership” of the Proxy Statement, and is incorporated herein by reference.
Equity Compensation Plan Information
Citizens’ has two stock-based compensation plans pursuant to which it grants incentive and nonqualified stock options, non vested stock awards, restricted stock units, and performance awards to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens’ shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens’ shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens’ shareholders and there continue to be options outstanding that were granted under these plans. The following table sets forth, with respect to all of the stock-based compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2007.

				Number of shares
				remaining available for
				future issuance under
	Number of shares to			equity compensation
	be issued upon		Weighted-average	plans (excluding
	exercise of		exercise price of	shares reflected in
Plan Category	outstanding options		outstanding options	column(a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,366,281		$28.29	3,690,979

Equity compensation plans not approved by shareholders	62,600	(1)	$16.66	0

Total (2)	3,428,881		$28.08	3,690,979

(1)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 62,600 shares were outstanding as of December 31, 2007. The plan provides that no further grants may be made under the plan.
(2)	In connection with the Republic merger, Citizens assumed Republic’s active stock option plans and 1.1 million shares subject to option grants previously awarded by Republic under those plans of which options for 601,161 shares were outstanding as of December 31, 2007. Citizens has not made any awards and does not intend to grant any additional awards under the former Republic plans. The weighted-average exercise price of the outstanding options is $14.36 per share.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item appears under the caption “Executive Compensation – Compensation Committee Interlocks and Certain Transactions and Relationships” of the Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the captions “Proposal 3 – Appointment of Independent Certified Public Accountants” and “Corporate Governance – Meetings of Directors and Committees of the Board of Directors” of the Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following Consolidated Financial Statements of Citizens and Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Information
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted — see Item 15(c) below.
3. Exhibits:
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.
(b) Exhibits:
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference. At the request of any shareholder, the Corporation will furnish any exhibit upon the payment of a fee of $0.10 per page to cover the costs of furnishing the exhibit.
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
CITIZENS REPUBLIC BANCORP, INC.
(Registrant)

by /s/ William R. Hartman William R. Hartman	Date: February 28, 2008
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles D. Christy	Executive Vice President and	February 28, 2008
Charles D. Christy	Chief Financial Officer

/s/ William R. Hartman	Chief Executive Officer, and Chairman	February 28, 2008
William R. Hartman

/s/ Edward P. Abbott	Director	February 28, 2008
Edward P. Abbott

/s/Lizabeth A. Ardisana	Director	February 28, 2008
Lizabeth A. Ardisana

/s/George J. Butvilas	Director	February 28, 2008
George J. Butvilas

/s/Jerry D. Campbell	Director	February 28, 2008
Jerry D. Campbell

/s/ Richard J. Dolinski	Director	February 28, 2008
Richard J. Dolinski

/s/ Howard J. Hulsman	Director	February 28, 2008
Howard J. Hulsman

/s/Gary Hurand	Director	February 28, 2008
Gary Hurand

SIGNATURES (continued)

Signature	Capacity	Date

/s/Dennis J. Ibold	Director	February 28, 2008
Dennis J. Ibold

/s/ Benjamin W. Laird	Director	February 28, 2008
Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	February 28, 2008
Stephen J. Lazaroff

/s/ William C. Shedd	Director	February 28, 2008
William C. Shedd

/s/ Jeoffrey K. Stross	Director	February 28, 2008
Dr. Jeoffrey K. Stross

/s/ Kendall B. Williams	Director	February 28, 2008
Kendall B. Williams

/s/ James L. Wolohan	Director	February 28, 2008
James L. Wolohan

/s/ Steven E. Zack	Director	February 28, 2008
Steven E. Zack

EXHIBIT INDEX
The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit
No.	Exhibit
2.2
Agreement and Plan of Merger, dated as of June 26, 2006, by and between Republic Bancorp. Inc, and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 2.1 of Citizens’ Form 8-K filed June 29, 2006).

3.1	Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3.1 of Citizens’ 2007 First Quarter Report on Form 10-Q).

3.2	Amended and Restated Bylaws dated as of January 24, 2008. (incorporated by reference from Exhibit 3.1 of Citizens’ Form 8-K filed January 30, 2008).

4.1	Rights Agreement, dated May 23, 2000, between Citizens and Citizens Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 8, 2000).

4.2
Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to Citizens Republic Bancorp, Inc.’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

4.3
Registration Rights Agreement, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (filed as Exhibit 4.2 to Citizens Republic Bancorp, Inc.’s registration statement on Form S-4, registration no. 333-104472, and incorporated herein by reference).

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

4.13
Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14
First Supplemental Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association as Trustee (incorporated by reference from Exhibit 4.2 of Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15
Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Republic Bancorp, Inc., U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (incorporated by reference from Exhibit 4.3 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16
Guarantee Agreement, dated October 3, 2006, between Citizens Republic Bancorp, Inc. as Guarantor and U.S. Bank National Association as Guarantee Trustee (incorporated by reference from Exhibit 4.6 of Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.17	Amendment No. 1 to Rights Agreement dated December 19, 2007 between Citizens and Citizens Bank, as Rights Agent.

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.1*
Citizens Republic Bancorp, Inc. Second Amended Stock Option Plan (incorporated by reference from Exhibit 4 of Citizens’ registration statement on Form S-8 filed May 5, 1992, Registration No. 33-47686).

10.2*	Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (incorporated by reference from Exhibit 10(r) of Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (incorporated by reference from Exhibit 10.2 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*
Citizens Republic Bancorp, Inc. All-Employee Stock Option Plan (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed June 26, 2000, Registration No. 333-40100).

10.5*
Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (incorporated by reference from Exhibit 99 of Citizens’ registration statement on Form S-8 filed July 21, 1995, Registration No. 33-61197).

10.6*	First Amendment to Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (incorporated by reference from Exhibit 10.3 of Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (incorporated by reference from exhibit 10.13 of Citizens’ 2001 Annual Report on Form 10-K).

10.8*
Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to “F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan” and “F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors” (incorporated by reference to Form S-8 filed December 22, 1999, file number 333-86569).

10.9*
Citizens Republic Bancorp, Inc. Amended and Restated Section 401(k) Plan (incorporated by reference from Exhibit 99.1 of Citizens’ registration statement on Form S-8 filed August 2, 1996 – Registration No. 333-09455).

10.11*	Citizens Republic Bancorp, Inc. Amended and Restated Director’s Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 of Citizens’ 2002 Annual Report on Form 10-K).

10.13
Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Republic Bancorp, Inc., as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (incorporated by reference from Exhibit 10.1 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14
Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (incorporated by reference from Exhibit 10.2 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15
Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (incorporated by reference from Exhibit 10.3 of Citizens’ 2003 Second Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.19*
Employment Agreement, dated as of June 26, 2006, by and between Citizens Republic Bancorp, Inc. and William R. Hartman (incorporated by reference from exhibit 99.1 of Citizens’ Current Report on Form 8-K filed June 29, 2006).

10.20*
Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (incorporated by reference from Exhibit 10.20 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*
Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (incorporated by reference from Exhibit 10.21 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (incorporated by reference from Exhibit 10.22 of Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.24*	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.25*	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.26*	Form of Stock Option Agreement (Employee Version) (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2005).

10.28*	Form of Restricted Stock Agreement (Employee Version) (incorporated by reference from Exhibit 10.28 of Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.29*	Form of Restricted Stock Agreement (Director Version) (incorporated by reference from Exhibit 10.29 of Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.30*	2006 Management Incentive Plan (incorporated by reference from Exhibit 10.30 of Citizens’ 2006 Second Quarter Report on Form 10-Q) [1].

10.31*
Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006 (incorporated by reference from Exhibit 10.31 of Citizens’ 2006 Third Quarter Report on Form 10-Q).

10.32*	Employment Agreement, dated as of June 26, 2006, by and between Citizens and Jerry D. Campbell. (Incorporated by reference from Exhibit 10.32 of Citizens' 2006 Annual Report Form 10-K)

10.33*	Employment Agreement, dated as of June 26, 2006, by and between Citizens and Dana M. Cluckey. (Incorporated by reference from Exhibit 10.33 of Citizens' 2006 Annual Report Form 10-K)

10.34*	Employment Agreement, dated as of November 3, 2006, by and between Citizens and Thomas F. Menacher. (Incorporated by reference from Exhibit 10.34 of Citizens' 2006 Annual Report Form 10-K)

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.36*	Release and Settlement Agreement with Dana M. Cluckey, dated April 26, 2007 (incorporated by reference from Exhibit 10.36 of Citizens’ 2007 First Quarter Report on Form 10-Q).
10.37*	Form of Restricted Stock Agreement (Employee Version as of May 2007) (incorporated by reference from Exhibit 10.37 of Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38*	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007) (incorporated by reference from Exhibit 10.38 of Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.39*[1]	2007 Management Incentive Plan (incorporated by reference from Exhibit 10.39 of Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.40*	Release and Settlement Agreement with Thomas F. Menacher, dated May 17, 2007.(Incorporated by reference from Exhibit 10.40 of Citizens' 2007 Second Quarter Report on Form 10Q).

10.41*
Form of Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and each of William R. Hartman, Charles D. Christy, Roy A. Eon, Thomas W. Gallagher, Martin E. Grunst, Cathleen H. Nash, Clinton A. Sampson, and John D. Schwab, dated February 26, 2008.

10.42*	Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and Randall J. Peterson, dated February 26, 2008.

10.43*	Supplemental Retirement Benefits Plan For William R. Hartman, dated September 19, 2007.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.

[1]	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended

[THIS PAGE IS INTENTIONALLY LEFT BLANK]