Form 10-Q
period 2008-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2008-05-02
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common Stock, No Par Value	75,753,337 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$222,677	$241,104	$197,834
Money market investments:
Federal funds sold	20,000	—	—
Interest-bearing deposits with banks	2,488	172	191

Total money market investments	22,488	172	191
Investment Securities:
Securities available for sale, at fair value	2,085,867	2,132,164	2,326,257
Securities held to maturity, at amortized cost (fair value of $134,233, $129,366 and $113,294, respectively)	132,905	129,126	112,613

Total investment securities	2,218,772	2,261,290	2,438,870
FHLB and Federal Reserve stock	148,838	148,838	132,895
Portfolio loans:
Commercial	2,653,799	2,557,152	1,993,672
Commercial real estate	3,174,384	3,097,196	3,157,185

Total commercial	5,828,183	5,654,348	5,150,857
Residential mortgage	1,393,801	1,445,214	1,518,198
Direct consumer	1,531,905	1,572,329	1,677,842
Indirect consumer	818,901	829,353	831,302

Total portfolio loans	9,572,790	9,501,244	9,178,199
Less: Allowance for loan losses	(176,528)	(163,353)	(169,239)

Net portfolio loans	9,396,262	9,337,891	9,008,960
Loans held for sale	81,537	75,832	103,922
Premises and equipment	127,329	132,500	141,689
Goodwill	775,308	775,308	780,021
Other intangible assets	28,099	30,546	42,953
Bank owned life insurance	216,336	214,321	208,801
Other assets	301,645	288,181	261,111

Total assets	$13,539,291	$13,505,983	$13,317,247

Liabilities
Noninterest-bearing deposits	$1,113,773	$1,125,966	$1,146,673
Interest-bearing demand deposits	751,130	782,889	875,579
Savings deposits	2,592,214	2,221,813	2,263,659
Time deposits	4,029,860	4,171,257	4,174,995

Total deposits	8,486,977	8,301,925	8,460,906
Federal funds purchased and securities sold under agreements to repurchase	503,430	488,039	453,230
Other short-term borrowings	36,859	54,128	4,565
Other liabilities	136,193	144,501	133,175
Long-term debt	2,798,802	2,939,510	2,693,459

Total liabilities	11,962,261	11,928,103	11,745,335
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued — none	—	—	—
Common stock — no par value
Authorized - 100,000,000 shares; Issued and outstanding - 75,747,627 at 3/31/08, 75,722,115 at 12/31/07, and 75,656,564 at 3/31/07	976,445	975,446	978,245
Retained earnings	586,502	597,333	593,817
Accumulated other comprehensive income (loss)	14,083	5,101	(150)

Total shareholders’ equity	1,577,030	1,577,880	1,571,912

Total liabilities and shareholders’ equity	$13,539,291	$13,505,983	$13,317,247

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007

Interest Income
Interest and fees on loans	$157,001	$171,844
Interest and dividends on investment securities:
Taxable	21,023	23,791
Tax-exempt	7,370	7,328
Dividends on FHLB and Federal Reserve stock	1,693	1,736
Money market investments	30	17

Total interest income	187,117	204,716

Interest Expense
Deposits	61,578	66,434
Short-term borrowings	4,971	11,001
Long-term debt	32,256	28,940

Total interest expense	98,805	106,375

Net Interest Income	88,312	98,341
Provision for loan losses	30,619	3,500

Net interest income after provision for loan losses	57,693	94,841

Noninterest Income
Service charges on deposit accounts	11,466	11,106
Trust fees	4,784	4,955
Mortgage and other loan income	3,345	6,137
Brokerage and investment fees	1,916	1,549
ATM network user fees	1,413	1,579
Bankcard fees	1,744	1,180
Other income	6,257	4,917

Total fees and other income	30,925	31,423
Investment securities gains (losses)	—	(33)

Total noninterest income	30,925	31,390

Noninterest Expense
Salaries and employee benefits	42,225	44,165
Occupancy	7,675	7,910
Professional services	3,763	4,152
Equipment	3,230	3,911
Data processing services	4,304	4,130
Advertising and public relations	1,838	1,775
Postage and delivery	1,727	1,964
Telephone	1,878	2,064
Other loan expenses	1,811	912
Stationery and supplies	477	777
Intangible asset amortization	2,447	3,118
Restructuring and merger-related expenses	—	4,186
Other expense	5,187	4,646

Total noninterest expense	76,562	83,710

Income Before Income Taxes	12,056	42,521
Income tax provision	929	11,029

Net Income	$11,127	$31,492

Net Income Per Common Share:
Basic	$0.15	$0.42
Diluted	0.15	0.41
Cash Dividends Declared Per Common Share	0.29	0.29

Average Common Shares Outstanding:
Basic	75,248	75,448
Diluted	75,273	75,918
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp and Subsidiaries

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2007	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive income, net of tax:
Net income			11,127		11,127
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of reclassification adjustment for net gains included in net income				8,570
Net change in unrealized gain on qualifying cash flow hedges				412

Other comprehensive income total					8,982

Total comprehensive income					20,109
Proceeds from stock options exercised and restricted stock activity	31	—			—
Recognition of stock-based compensation	—	1,068			1,068
Cash dividends declared on common shares — $0.290 per share			(21,958)		(21,958)
Shares acquired for retirement and purchased for taxes	(5)	(69)			(69)

Balance — March 31, 2008	75,748	$976,445	$586,502	$14,083	$1,577,030

Balance at December 31, 2006	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income			31,492		31,492
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of reclassification adjustment for net gains included in net income				7,541
Net change in unrealized loss on qualifying cash flow hedges				(316)

Other comprehensive income total					7,225

Total comprehensive income					38,717
Proceeds from stock options exercised and restricted stock activity	194	2,533			2,533
Recognition of stock-based compensation	—	613	—		613
Cash dividends declared on common shares — $0.290 per share			(21,964)		(21,964)
Shares acquired for retirement and purchased for taxes	(213)	(5,673)			(5,673)

Balance — March 31, 2007	75,657	$978,245	$593,817	$(150)	$1,571,912

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Operating Activities:
Net income	$11,127	$31,492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,619	3,500
Depreciation and software amortization	3,005	3,775
Amortization of intangibles	2,447	3,118
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(5,556)	(6,784)
Discount accretion and amortization of issuance costs on long term debt	304	120
Net accretion on investment securities	(2,306)	(718)
Investment securities losses	—	33
Loans originated for sale	(107,965)	(156,458)
Proceeds from sales of loans held for sale	104,814	230,893
Net gains from loan sales	(2,234)	(3,572)
Net loss (gain) on sale of other real estate	937	(335)
Recognition of stock-based compensation	1,068	613
Restructure and merger related	(2,068)	(25,168)
Other	(28,347)	(11,195)

Net cash provided by operating activities	5,845	69,314
Investing Activities:
Net (increase) decrease in money market investments	(22,316)	12
Securities available-for-sale:
Proceeds from sales	—	364,391
Proceeds from maturities, calls and payments	144,339	225,355
Purchases	(81,729)	(64,253)
Securities held-to-maturity:
Purchases	(5,076)	(2,876)
Proceeds from maturities, calls and payments	475	—
Net (increase) decrease in loans and leases	(84,730)	61,055
Proceeds from sales of other real estate	4,545	3,741
Net increase in properties and equipment	(586)	(5,973)

Net cash (used) provided by investing activities	(45,078)	581,452
Financing Activities:
Net increase (decrease) in demand and savings deposits	326,449	(141,546)
Net decrease in time deposits	(141,110)	(95,080)
Net decrease in short-term borrowings	(1,795)	(479,248)
Proceeds from issuance of long-term debt	250,000	750,000
Principal reductions in long-term debt	(390,711)	(685,701)
Cash dividends paid	(21,958)	(21,964)
Proceeds from stock options exercised and restricted stock activity	—	2,533
Shares acquired for retirement and purchased for taxes	(69)	(5,673)

Net cash provided (used) by financing activities	20,806	(676,679)

Net decrease in cash and due from banks	(18,427)	(25,913)
Cash and due from banks at beginning of period	241,104	223,747

Cash and due from banks at end of period	$222,677	$197,834

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$17,860	$3,326
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2007 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
Statements of Financial Accounting Standards
SFAS No. 157, “Fair Value Measurements.” On January 1, 2008, Citizens adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which Citizens would complete a transaction. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, Citizens bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is Citizens’ policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.
Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The adoption of SFAS 157 had no impact on Citizens’ results of operations. Refer to Note 9 to the consolidated financial statements for additional disclosures.
FASB Staff Position (FSP) on SFAS No. 157-2. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Citizens elected to delay the application of SFAS 157 to nonfinancial assets and liabilities.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS 159, which allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. SFAS 159 was effective January 1, 2008 and Citizens did not elect to adopt the fair value option for any financial assets or financial liabilities at this time.

Note 2. New Accounting Pronouncements
Final FASB Statements
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS 161, which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on Citizens’ financial statements.
Note 3. Merger and Acquisition Activity
Citizens established restructuring and merger-related reserves on December 29, 2006 associated with the Republic merger. The following table presents the activity in the restructuring reserve during the three months ended March 31, 2008.
Restructuring Reserve

	Balance	Changes in 2008	Balance
	December 31,	Cash	March 31,
(in thousands)	2007	Payments	2008

Personnel	$1,562	$(501)	$1,061
Facilities/Branches	1,557	(26)	1,531

	$3,119	$(527)	$2,592

The following table presents the activity in the merger reserve during the three months ended March 31, 2008.
Merger-related Reserve

	Balance	Changes in 2008	Balance
	December 31,	Cash	March 31,
(in thousands)	2007	Payments	2008

Personnel	$1,276	$(1,253)	$23
Facilities/Branches	1,360	(276)	1,084

	2,636	(1,529)	1,107

Other Transaction and System Reserves	12	(12)	—

	$2,648	$(1,541)	$1,107

Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	March 31, 2008				December 31, 2007
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$250,178	$259,271	$9,093	$—	$298,177	$304,074	$5,897	$—
Collateralized Mortgage Obligations	559,023	556,962	5,971	8,032	587,355	586,954	2,278	2,679
Mortgage-backed	683,199	692,476	9,762	485	667,504	670,565	5,707	2,646
State and municipal	551,017	565,840	15,259	436	560,073	569,466	10,336	943
Other	11,277	11,318	41	—	1,067	1,105	38	—

Total available for sale	$2,054,694	$2,085,867	$40,126	$8,953	$2,114,176	$2,132,164	$24,256	$6,268

Held to Maturity:
State and municipal
Total held to maturity	$132,905	$134,233	$1,881	$553	$129,126	$129,366	$978	$738

FHLB and Fed Reserve stock	$148,838	$148,838	$—	$—	$148,838	$148,838	$—	$—

A total of 222 securities had unrealized losses as of March 31, 208 compared with 385 securities as of December 31, 2007. Securities with unrealized losses, categorized by length of time the security has been impaired, as of March 31, 2008 and December 31, 2007 are displayed in the following tables.
As of March 31, 2008

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$248,424	$8,032	$—	$—	$248,424	$8,032
Mortgage-backed	37,816	384	62,914	101	100,730	485
State and municipal	31,033	374	6,088	62	37,121	436
Other	—	—	—	—	—	—

Total available for sale	317,273	8,790	69,002	163	386,275	8,953

Held to Maturity:
State and municipal	22,612	483	7,112	70	29,724	553

Total held to maturity	22,612	483	7,112	70	29,724	553

Total	$339,885	$9,273	$76,114	$233	$415,999	$9,506

As of December 31, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$212,274	$2,165	$67,253	$514	$279,527	$2,679
Mortgage-backed	33,102	219	115,712	2,427	148,814	2,646
State and municipal	69,429	625	17,596	318	87,025	943
Other	—	—	—	—	—	—

Total available for sale	314,805	3,009	200,561	3,259	515,366	6,268

Held to Maturity:
State and municipal	43,700	536	14,230	202	57,930	738

Total held to maturity	43,700	536	14,230	202	57,930	738

Total	$358,505	$3,545	$214,791	$3,461	$573,296	$7,006

The unrealized losses are primarily due to increases in market interest rates rather than credit quality concerns with the issuers. Recovery of fair value is expected as the securities approach their maturity date or repricing date or if valuations for such securities improve as the market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining Citizens’ intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.
Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three months ended March 31, 2008 and 2007 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Allowance for loan losses — beginning of period	$163,353	$169,104

Provision for loan losses	30,619	3,500

Charge-offs:
Commercial	1,045	363
Commercial real estate	9,132	421

Total commercial	10,177	784
Residential mortgage	1,769	791
Direct consumer	3,522	2,084
Indirect consumer	3,141	2,217

Charge-offs	18,609	5,876

Recoveries:
Commercial	142	1,130
Commercial real estate	50	175

Total commercial	192	1,305
Residential mortgage	—	51
Direct consumer	472	371
Indirect consumer	501	784

Recoveries	1,165	2,511

Net charge-offs	17,444	3,365

Allowance for loan losses — end of period	$176,528	$169,239

Nonperforming loans totaled $253.5 million at March 31, 2008 and $189.4 million at December 31, 2007. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. The Corporation maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at March 31, 2008 and December 31, 2007 follow:

Impaired Loan Information

	Balances		Valuation Reserve
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2008	2007	2008	2007

Balances -
Impaired loans with valuation reserve	$46,646	$33,651	$17,395	$17,769
Impaired loans with no valuation reserve	22,191	18,684	—	—

Total impaired loans	$68,837	$52,335	$17,395	$17,769

Impaired loans on nonaccrual basis	$68,837	$52,335	$17,395	$17,769
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$68,837	$52,335	$17,395	$17,769

The average balance of impaired loans for the three months ended March 31, 2008 was $60.6 million and $46.5 million for the three months ended March 31, 2007. The increase was due to higher commercial real estate nonperforming loans. Interest income recognized on impaired loans during the first quarter of 2008 was less than $0.1 million compared with $0.3 million for the same period of 2007. Cash collected and applied to outstanding principal during the first quarter of 2008 was $0.2 million compared with $0.3 million in the same period of 2007.
Note 6. Long-term Debt
The components of long-term debt as of March 31, 2008 and December 31, 2007 are presented below.

	March 31,	December 31,
(in thousands)	2008	2007

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2010	$50,000	$50,000
Subordinated debt:
5.75% subordinated notes due February 2013	119,373	119,125
Variable rate junior subordinated debenture due June 2033	25,751	25,726
7.50% junior subordinated debentures due September 2066	146,207	145,971
Subsidiaries:
Federal Home Loan Bank advances	2,219,126	2,344,636
Other borrowed funds	238,345	254,052

Total long-term debt	$2,798,802	$2,939,510

Citizens renegotiated certain terms of the $50.0 million variable rate note in the first quarter of 2008. As part of the negotiations, the maturity of the note was changed from May 1, 2011 to May 1, 2010. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The cost of the term loan repriced from LIBOR plus 45 basis points to LIBOR plus 150 basis points for the second quarter of 2008. Citizens is required to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was in full compliance with all related covenants as of March 31, 2008.
Note 7. Income Taxes
Citizens anticipates that the effective tax rate for 2008 will be approximately 18 — 22%. However, the effective tax rate for the first quarter of 2008 was 7.7% because Citizens recognized into income a discrete tax item of $1.5 million, which consisted of $1.3 million in previously unrecognized tax benefits and $0.2 million ($0.1 million, net of tax) in accrued interest. At March 31, 2008, Citizens had outstanding $5.7 million in unrecognized tax benefits and $0.3 million in accrued interest. If all of the outstanding unrecognized tax benefits were recognized, Citizens’ effective tax rate would be impacted by a $3.1 million increase to net income.

Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three month periods ended March 31, 2008 and 2007 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Balance at beginning of period	$5,101	$(7,375)
Net unrealized gain on securities for the quarter, net of tax effect of $4,615 in 2008 and $4,049 in 2007	8,570	7,520
Less: Reclassification adjustment for net losses on securities included in net income for the quarter, net of tax effect of $12 in 2007	—	21
Net change in unrealized gain (loss) on cash flow hedges for the quarter, net of tax effect of $222 in 2008 and $(170) in 2007	412	(316)

Accumulated other comprehensive income, net of tax	$14,083	$(150)

Note 9. Fair Values of Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into Citizens’ quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.
Under SFAS 157, Citizens groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.
Level 1 — Valuation is based upon quoted prices for identical instruments in active markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.
The most significant instruments that Citizens fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities.
Derivative Financial Instruments. Substantially all derivative financial instruments held or issued by Citizens are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Citizens measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Citizens classifies derivative financial instruments held or issued for risk management or customer-initiated activities as recurring Level 2. As of March 31, 2008, Citizens assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments which hedge the deferred compensation liabilities to various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets. As such, these securities are classified as recurring Level 1. Additionally, Citizens invests in a Guaranteed Income Fund which falls into the recurring Level 2 category due to being valued using a comparison to similar assets in an active market.
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008.

	March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$2,085,867	$—	$2,085,867	$—
Other assets (1)	40,684	10,698	29,986	—

Total Assets	$2,126,551	$10,698	$2,115,853	$—

Other liabilities (2)	$22,562	$—	$22,562	$—

(1)	Includes Derivative Financial Instruments and Deferred Compensation Assets.

(2)	Includes Derivative Financial Instruments.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. As such, Citizens classifies mortgage servicing rights as nonrecurring Level 3.
Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, Citizens classifies mortgage loans held for sale as nonrecurring Level 2.

Commercial loans held for sale are recorded at cost, unless it has been determined a loan is impaired. If impaired, the loan is carried at fair value which is based upon appraised values of the underlying collateral. As such, Citizens records commercial loans held for sale as nonrecurring Level 2.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The Corporation measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, Citizens records impaired loans as nonrecurring Level 2.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of March 31, 2008.

	March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Loans (1)	$44,747	$—	$44,747	$—

Loans Held For Sale(2)	3,131	—	3,131	—

Total Assets	$47,878	$—	$47,878	$—

(1)	In accordance with the provisions of SFAS 114, Impaired Loans with a carrying value of $62.1 million were written down to their fair value of $44.7 million.

(2)	In accordance with the provisions of SFAS 144, Loans Held For Sale with a carrying value of $4.9 million, were written down to their fair value of $3.1 million.
Note 10. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three months ended March 31, 2008 and 2007 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Defined Benefit Pension Plans
Interest cost	$1,165	$1,187
Expected return on plan assets	(1,900)	(1,956)
Amortization of unrecognized:
Prior service cost	10	3
Net actuarial loss	75	125

Net pension cost	$(650)	$(641)

Supplemental Pension Plans
Interest cost	$190	$192
Amortization of unrecognized:
Prior service cost	118	42
Net actuarial loss	5	32

Net pension cost	$313	$266

Postretirement Benefit Plans
Service cost	$—	$1
Interest cost	129	160
Amortization of unrecognized:
Prior service cost	(64)	(67)
Net actuarial gain	(9)	—

Net pension cost	$56	$94

Defined contribution retirement and 401K Plans
Employer contributions	$1,845	$1,636

Total periodic benefit cost	$1,564	$1,355

Citizens has multiple forms of postretirement benefits; defined benefit pension plans, supplemental pension plans, postretirement benefit plans, and defined contribution retirement and 401(k) plans. Citizens did not contribute to the defined benefit pension plan in 2007. Citizens will review plan funding needs during 2008 and will make a contribution if appropriate. Citizens made $0.1 million of contributions to the supplemental pension plans during the first quarter of 2008 and anticipates that an additional $0.4 million of contributions will be made during 2008. Citizens made $0.2 million of contributions to the postretirement benefit plan during the first quarter of 2008 and anticipates that an additional $0.7 million of contributions will be made during 2008. Citizens continues to contribute to the defined contribution retirement and 401(k) plans with employer matching funds and annual discretionary contributions.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options are further limited to 2,000,000 shares. At March 31, 2008, Citizens had 3,671,334 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income for the three months ended March 31, 2008 and March 31, 2007.

Analysis of Stock-Based Compensation Expense

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Stock Option Compensation	$8	$8
Restricted Stock Compensation	1,060	605

Stock-based compensation expense before income taxes	1,068	613
Income tax benefit	(374)	(215)

Total stock-based compensation expense after income taxes	$694	$398

The increase in restricted stock compensation expense is due to the annual awards to directors and certain officers totaling 259,937 shares, which were awarded on May 23, 2007. The expense related to this grant was $0.4 million for the three months ended March 31, 2008.
Cash proceeds from the exercise of stock options were less than $0.1 million for the three months ended March 31, 2008 and $2.5 million for the three months ended March 31, 2007. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three months ended March 31, 2008 and March 31, 2007. As of March 31, 2008, $7.5 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2008.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2007	486,842	$21.32
Granted	30,976	12.29
Vested	(20,054)	26.86
Forfeited	(2,576)	24.50

Restricted stock at March 31, 2008	495,188	20.52

The total fair value of shares vested during the three months ended March 31, 2008 was $0.2 million.
Note 12. Earnings Per Share
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation, as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007

Numerator:
Basic and dilutive earnings per share — net income available to common shareholders	$11,127	$31,492

Denominator:
Basic earnings per share — weighted average shares	75,248	75,448
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	25	470

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	75,273	75,918

Basic earnings per share	$0.15	$0.42

Diluted earnings per share	$0.15	$0.41

Note 13. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. Selected line of business segment information for the three months ended March 31, 2008 and 2007 is provided below. There are no significant intersegment revenues.
Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended March 31, 2008

Net interest income (taxable equivalent)	$17,740	$67,269	$(9)	$7,991	$92,991
Provision for loan losses	12,795	6,994	—	5,330	25,119

Net interest income after provision	4,945	60,275	(9)	2,661	67,872
Noninterest income	508	19,266	6,690	4,461	30,925
Noninterest expense	5,196	54,298	5,175	11,893	76,562

Income before income taxes	257	25,243	1,506	(4,771)	22,235
Income tax expense (taxable equivalent)	(1,765)	8,765	528	(820)	6,708

Net income	$2,022	$16,478	$978	$(3,951)	$15,527

Average assets	$2,033	$5,427	$13	$5,970	$13,443

Earnings Summary — Three Months Ended March 31, (1)

Net interest income (taxable equivalent)	$21,223	$72,784	$17	$8,943	$102,967
Provision for loan losses	1,927	(964)	—	2,537	3,500

Net interest income after provision	19,296	73,748	17	6,406	99,467
Noninterest income	1,311	21,062	6,250	2,767	31,390
Noninterest expense	6,504	57,376	5,606	14,224	83,710

Income before income taxes	14,103	37,434	661	(5,051)	47,147
Income tax expense (taxable equivalent)	4,936	13,102	232	(2,615)	15,655

Net income	$9,167	$24,332	$429	$(2,436)	$31,492

Average assets (in millions)	$2,001	$6,112	$12	$5,449	$13,574

(1)	Certain amounts have been reclassified to conform to current year presentation.

Note 14. Commitments, Contingent Liabilities and Guarantees
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
Amounts available to clients under loan commitments and standby letters of credit follow:

	March 31,	December 31,
(in thousands)	2008	2007

Loan commitments and letters of credit:
Commitments to extend credit	$2,515,006	$2,510,255
Financial standby letters of credit	110,509	101,229
Performance standby letters of credit	26,831	27,244
Commercial letters of credit	252,138	255,538

Total loan commitments and letters of credit	$2,904,484	$2,894,266

At March 31, 2008 and December 31, 2007, a liability of $5.3 million and $5.6 million, respectively, was recorded for possible losses on commitments to extend credit. As of March 31, 2008 and December 31, 2007, in accordance with FIN 45, a liability of $0.7 million and $0.3 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 15. Derivatives and Hedging Activities
SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 and SFAS 149, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. As of January 1, 2008, fair value is determined in accordance with SFAS 157.
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
Derivative Financial Instruments:

	March 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps (1)	$225,000	$3,311	$300,000	$1,574
Customer initiated swaps and corresponding offsets (2)	955,831	514	713,290	—
Interest rate lock commitments	99,192	1	24,808	199
Forward mortgage loan contracts	41,306	160	68,030	(501)

Total	$1,321,329	$3,986	$1,106,128	$1,272

Derivative Classifications and Hedging Relationships:

	March 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Prime Based Loan Hedges (3)	$100,000	$693	$100,000	$(47)

Derivatives Designated as Fair Value Hedges:
Hedging time deposits (4)	50,000	2,251	50,000	1,434
Hedging long-term debt (5)	75,000	367	150,000	187
Derivatives Not Designated as Hedges:
Customer initiated swaps and corresponding offsets (2)	955,831	514	713,290	—

Total	$1,180,831	$3,825	$1,013,290	$1,574

(1)	Fair value includes accrued interest of $2,056 and $1,191 for March 31, 2008 and December 31, 2007, respectively

(2)	Fair value includes accrued interest of $0 and $0 for March 31, 2008 and December 31, 2007, respectively.

(3)	Fair value includes accrued interest of $107 and $0 for March 31. 2008 and December 31, 2007, respectively

(4)	Fair value includes accrued interest of $1,873 and $1,196 for March 31, 2008 and December 31, 2007, respectively.

(5)	Fair value includes accrued interest of $76 and ($4,829) for March 31, 2008 and December 31, 2007, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007

Summary of Operations (thousands)
Net interest income	$88,312	$92,188	$94,873	$96,776	$98,341
Provision for loan losses	30,619	6,055	3,765	31,857	3,500
Total fees and other income	30,925	29,296	30,596	31,278	31,423
Investment securities gains (losses)	—	—	8	—	(33)
Noninterest expense (1)	76,562	78,880	77,343	87,490	83,710
Income tax provision	929	8,582	12,605	(911)	11,029
Net income	11,127	27,967	31,764	9,619	31,492
Taxable equivalent adjustment	4,679	4,673	4,620	4,629	4,625
Cash dividends	21,958	21,941	21,934	21,960	21,964

Per Common Share Data
Basic net income	$0.15	$0.37	$0.42	$0.13	$0.42
Diluted net income	0.15	0.37	0.42	0.13	0.41
Cash dividends	0.290	0.290	0.290	0.290	0.290
Market value (end of period)	12.43	14.51	16.11	18.30	22.16
Book value (end of period)	20.82	20.84	20.65	20.28	20.78

At Period End (millions)
Assets	$13,539	$13,506	$13,223	$13,247	$13,317
Portfolio loans	9,573	9,501	9,219	9,216	9,178
Deposits	8,487	8,302	7,942	8,082	8,461
Shareholders’ equity	1,577	1,578	1,562	1,534	1,572

Average for the Quarter (millions)
Assets	$13,442	$13,305	$13,165	$13,241	$13,574
Portfolio loans	9,499	9,335	9,163	9,170	9,179
Deposits	8,417	7,951	8,049	8,157	8,525
Shareholders’ equity	1,579	1,561	1,536	1,551	1,552

Ratios (annualized)
Return on average assets	0.33%	0.83%	0.96%	0.29%	0.94%
Return on average shareholders’ equity	2.83	7.11	8.20	2.49	8.23
Average equity to average assets	11.74	11.73	11.67	11.72	11.43
Net interest margin (FTE) (2)	3.12	3.26	3.39	3.44	3.44
Efficiency ratio (3)	61.79	62.52	59.45	65.94	62.29
Net loans charged off to average portfolio loans	0.74	0.84	0.34	0.87	0.15
Allowance for loan losses to portfolio loans	1.84	1.72	1.92	1.97	1.84
Nonperforming assets to portfolio loans plus ORAA (end of period)	3.39	2.64	2.06	1.58	1.25
Nonperforming assets to total assets (end of period)	2.41	1.86	1.44	1.10	0.86
Leverage ratio	7.40	7.53	7.49	7.33	7.64
Tier 1 capital ratio	9.04	9.18	9.28	9.09	9.89
Total capital ratio	11.26	11.66	11.78	11.59	12.42

(1)	Noninterest expense includes restructuring and merger related expenses of ($0.4) million in the fourth quarter of 2007, $1.0 million in the third quarter of 2007, $3.4 million in the second quarter of 2007, and $4.2 million in the first quarter of 2007.

(2)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(3)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three month period ended March 31, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
Forward — Looking Statements
Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,”) and statements about future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts, are forward-looking statements that involve risks and uncertainties, and actual future results could differ materially from those discussed. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Citizens’ filings with the Securities and Exchange Commission, such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2007 Annual Report on Form 10-K, as well as the following.
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on Citizens’ capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits or make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on the goodwill or other intangible assets Citizens recorded at the time of the Republic merger such that it may need to record an impairment charge, which could result in a negative impact on results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated

Financial Statements contained in the Corporation’s 2007 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2007 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies since the most recent fiscal year end.
Fair Value Measurements
Effective January 1, 2008, Citizens adopted Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties, appraisals of real estate from independent licensed appraisers, and published prices for securitized loans. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 9 to the unaudited Consolidated Financial Statements in this report for information on fair value measurements.
Results of Operations
Summary
Citizens earned net income of $11.1 million for the three months ended March 31, 2008. The results for the first quarter of 2008 represent a decrease of $20.4 million from the first quarter of 2007 net income of $31.5 million. Diluted net income per share was $0.15, a decrease of $0.26 per share from the same quarter of last year. Annualized returns on average assets and average equity during the first quarter of 2008 were 0.33% and 2.83%, respectively, compared with 0.94% and 8.23% for the first quarter of 2007.
The continued decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. During the first quarter of 2008, Citizens increased its allowance for loan losses as a percent of portfolio loans from 1.72% to 1.84%, which resulted in an increase in the provision for loan losses for the quarter. On April 17, 2008, the Board of Directors voted to suspend the common stock quarterly cash dividend. This action will save approximately $22 million in retained earnings quarterly (compared with the $0.29 per share dividend paid in the first quarter of 2008) while providing more capital flexibility. Citizens took these actions to preserve capital and maintain a strong balance sheet, which its management believes are crucial strategies to weathering the economy, optimizing shareholder value, and providing a better return for its shareholders in the long run.
Total assets at March 31, 2008 were $13.5 billion, essentially unchanged from December 31, 2007 and an increase of $222.0 million or 1.7% over March 31, 2007. The increase over March 31, 2007 was primarily a result of growth in commercial loans, partially offset by declines in the investment portfolio and the residential mortgage and consumer loan portfolios. Total portfolio loans were $9.6 billion at March 31, 2008, essentially unchanged from December 31, 2007 and an increase of $394.6 million or 4.3% over March 31, 2007. Total deposits at March 31, 2008 were $8.5 billion, an increase of $185.1 million or 2.2% over December 31, 2007 and essentially unchanged from March 31, 2007. The increase was primarily the result of creating a new on-balance sheet sweep product for Citizens’ commercial clients late in 2007.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2008 and 2007 is presented below.

Average Balances/Net Interest Income/Average Rates

	2008			2007
Three Months Ended March 31,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$4,490	$30	2.66%	$840	$17	8.55%
Investment securities (3):
Taxable	1,528,754	21,023	5.50	1,938,432	23,791	4.91
Tax-exempt	678,699	7,370	6.68	670,159	7,328	6.73
FHLB and Federal Reserve stock	148,840	1,693	4.57	132,895	1,736	5.29
Portfolio Loans (4):
Commercial	2,564,023	37,146	5.93	1,960,678	37,219	7.83
Commercial real estate	3,142,244	53,887	6.90	3,153,730	59,603	7.67
Residential mortgage	1,417,712	22,963	6.48	1,535,636	25,560	6.66
Direct consumer	1,553,348	27,906	7.23	1,696,461	32,720	7.82
Indirect consumer	821,882	13,869	6.79	832,917	13,937	6.79

Total portfolio loans	9,499,209	155,771	6.62	9,179,422	169,039	7.48
Loans held for sale	74,057	1,230	6.63	144,006	2,805	7.82

Total earning assets (3)	11,934,049	187,117	6.45	12,065,754	204,716	7.01
Nonearning Assets
Cash and due from banks	205,102			188,763
Bank premises and equipment	130,216			139,628
Investment security fair value adjustment	32,294			3,154
Other nonearning assets	1,306,441			1,344,570
Allowance for loan losses	(165,815)			(167,771)

Total assets	$13,442,287			$13,574,098

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$776,756	$1,269	0.66%	$903,134	$1,663	0.75%
Savings deposits	2,412,725	14,249	2.38	2,271,532	16,573	2.96
Time deposits	4,137,557	46,060	4.48	4,205,636	48,198	4.65
Short-term borrowings	632,655	4,971	3.16	906,216	11,001	4.92
Long-term debt	2,665,362	32,256	4.86	2,410,542	28,940	4.84

Total interest-bearing liabilities	10,625,055	98,805	3.74	10,697,060	106,375	4.03
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest -bearing demand	1,090,255			1,144,773
Other liabilities	148,339			180,214
Shareholders’ equity	1,578,638			1,552,051

Total liabilities and shareholders’ equity	$13,442,287			$13,574,098

Net Interest Income		$88,312			$98,341

Interest Spread (5)			2.71%			2.98%
Contribution of noninterest bearing sources of funds			0.41			0.46

Net Interest Margin (5)(6)			3.12%			3.44%

(1)	Interest income is show n on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.7 million and $4.6 for the three months ended March 31, 2008 and 2007, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the margin exceeds the interest spread.
Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.

The decrease in net interest margin from the first quarter of 2007 was primarily the result of deposit price competition resulting in lower spreads and longer deposit repricing lag-time, a shift in funding mix, continued pricing pressure on commercial loan spreads, and the movement of loans to nonperforming status, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans and an increase in the investment portfolio yield. The shift in funding mix included funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits and a greater reliance on wholesale funding.
Net interest income for the first quarter of 2008 decreased $10.0 million or 10.2% from the first quarter of 2007. The decrease was primarily the result of the lower net interest margin and a $131.7 million decrease in average earning assets. The decrease in average earning assets was primarily the result of the branch divestiture completed in April 2007, decreases in the investment portfolio due to maturing balances not being fully reinvested, as well as decreases to the residential mortgage and consumer loan portfolios due to lower demand in the current Midwest economic environment, partially offset by an increase in commercial loan balances.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2008 compared with 2007	Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$13	$(18)	$31
Investment securities:
Taxable	(2,768)	2,646	(5,414)
Tax-exempt	42	(51)	93
FHLB and Federal Reserve stock	(43)	(238)	195
Loans:
Commercial	(73)	(10,253)	10,180
Commercial real estate	(5,716)	(5,522)	(194)
Residential mortgage loans	(2,597)	(673)	(1,924)
Direct consumer	(4,814)	(2,338)	(2,476)
Indirect consumer	(68)	(11)	(57)

Total portfolio loans	(13,268)	(18,797)	5,529
Loans held for sale	(1,575)	(367)	(1,208)

Total	(17,599)	(16,825)	(774)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	(394)	(185)	(209)
Savings	(2,324)	(3,351)	1,027
Time	(2,138)	(1,519)	(619)
Short-term borrowings	(6,030)	(3,296)	(2,734)
Long-term debt	3,316	(80)	3,396

Total	(7,570)	(8,431)	861

Net Interest Income	$(10,029)	$(8,394)	$(1,635)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income of $10.0 million for the first quarter of 2008 compared with the same period of 2007 reflects both rate and volume variances which were unfavorable in the aggregate.
Unfavorable rate variances on assets were partially offset by favorable rate variances on liabilities as a result of lower market interest rates. The favorable rate variance on taxable investment securities was the result of calls on four agency bonds that were held at a discount to their par values and an acceleration of the accretion of discounts on mortgage backed securities due to an acceleration of principal repayments in the lower interest rate environment.
Unfavorable volume variances on assets were primarily the result of unfavorable volume variances on investments, residential mortgages, and consumer loans, partially offset by favorable volume variances on commercial loans. The decline in the investment portfolio was due to maturing balances not being fully reinvested. The decreases in the residential mortgage and consumer loan portfolios were due to lower demand in the current Midwest economic environment. On the liability side of the balance sheet, unfavorable volume variances on savings accounts and long-term debt were substantially offset by favorable volume variances on interest-bearing demand, time deposits, and short-term borrowings due to a shift in the funding mix.
Citizens anticipates net interest income for the second quarter of 2008 will be slightly lower than the first quarter of 2008 due to the continued migration of funds from lower yielding deposit products into higher yielding deposit products, the continued effects of deposit pricing pressure, and the Midwest economic environment.
Noninterest Income
Noninterest income for the first quarter of 2008 was $30.9 million, a decrease of $0.5 million from the first quarter of 2007.
Noninterest Income

	Three Months Ended
	March 31,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent

Service charges on deposit accounts	$11,466	$11,106	$360	3.2%
Trust fees	4,784	4,955	(171)	(3.5)
Mortgage and other loan income	3,345	6,137	(2,792)	(45.5)
Brokerage and investment fees	1,916	1,549	367	23.7
ATM network user fees	1,413	1,579	(166)	(10.5)
Bankcard fees	1,744	1,180	564	47.8
Other income	6,257	4,917	1,340	27.3

Total fees and other income	30,925	31,423	(498)	(1.6)
Investment securities gains	—	(33)	33	(100.0)

Total noninterest income	$30,925	$31,390	$(465)	(1.5)

The decrease from the first quarter of 2007 was primarily due to lower mortgage and other loan income ($2.8 million), partially offset by higher other income ($1.3 million), bankcard fees ($0.6 million) and brokerage and investment fees ($0.4 million). The decrease in mortgage and other loan income was primarily the result of lower mortgage sales during the first quarter of 2008. The increase in other income was due to the receipt of $2.1 million of proceeds from the partial redemption of Citizens’ Visa Inc. (“Visa”) shares immediately following the Visa initial public offering. Bankcard fees increased 47.8% as a result of higher client debit card volume. The increase in brokerage and investment fees was primarily the result of promoting Citizens’ financial consultants as “retirement income professionals” through community seminars and targeted mailings, training legacy Republic branch staff and hiring new financial consultants to support the Republic franchise on this product line during the first quarter of 2007.
Citizens anticipates total noninterest income for the second quarter of 2008 will be consistent with or slightly higher than the first quarter of 2008 due to an increase in mortgage and other loan income as a result of implementing mortgage origination-related services due to its’ strategic alliance with PHH Mortgage and higher brokerage and investment fees.

Noninterest Expense
Noninterest expense for the first quarter of 2008 was $76.6 million, a decrease of $7.1 million or 8.5% from the first quarter of 2007. The first quarter of 2008 included $1.0 million in employee severance and selected benefits associated with expanding the PHH Mortgage business alliance to include servicing the entire mortgage portfolio and reversing the $0.9 million litigation expense accrued in the fourth quarter of 2007, in connection with Visa’s recent litigation, as a result of Citizens’ proportionate membership share of Visa USA.
Noninterest Expense

	Three Months Ended
	March 31,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$42,225	$44,165	$(1,940)	(4.4)%
Occupancy	7,675	7,910	(235)	(3.0)
Professional services	3,763	4,152	(389)	(9.4)
Equipment	3,230	3,911	(681)	(17.4)
Data processing services	4,304	4,130	174	4.2
Advertising and public relations	1,838	1,775	63	3.5
Postage and delivery	1,727	1,964	(237)	(12.1)
Telephone	1,878	2,064	(186)	(9.0)
Other loan expenses	1,811	912	899	98.6
Stationery and supplies	477	777	(300)	(38.6)
Intangible asset amortization	2,447	3,118	(671)	(21.5)
Restructuring and merger-related expenses	—	4,186	(4,186)	N/M
Other expenses	5,187	4,646	541	11.6

Total noninterest expense	$76,562	$83,710	$(7,148)	(8.5)

N/M — Not Meaningful
The decrease from the first quarter of 2007 was primarily the result of a general decline in all expenses due to cost savings and efficiencies implemented during the second, third, and fourth quarters of 2007 following completion of the Republic merger as well as the effect of $4.2 million in restructuring and merger-related expenses incurred in the first quarter of 2007, partially offset by higher other loan expenses ($0.9 million) and other expense ($0.5 million). The increase in other loan expenses was primarily the result of higher foreclosure expenses associated with repossessing commercial and residential real estate loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. The increase in other expense was primarily the result of higher ongoing property management costs for previously repossessed real estate loans, partially offset by lower state taxes and non-credit related losses.
Salary costs included severance expense of $1.6 million for the first quarter of 2008, including the aforementioned agreements associated with Citizens’ expanded alliance with PHH Mortgage, and $0.4 million for the first quarter of 2007. Citizens had 2,409 full-time equivalent employees at March 31, 2008 compared with 2,735 at March 31, 2007.
Citizens anticipates total noninterest expense for the second quarter of 2008 will be slightly higher than the first quarter of 2008 due to higher expenses associated with repossessed commercial and residential real estate.
Income Taxes
Citizens anticipates that the effective tax rate for 2008 will be approximately 18% — 22%. However, the effective tax rate for the first quarter of 2008 was 7.7% because of a discrete tax item of $1.5 million from previously unrecognized tax benefits and related accrued interest. Income tax provision for the first quarter of 2008 was $0.9 million, a decrease of $10.1 million from the first quarter of 2007. The difference was driven by lower taxable income and the aforementioned $1.5 million discrete item. Citizens does not expect the total amount of unrecognized tax benefits to change significantly between now and December 31, 2008.

Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Specialty Commercial, Regional Banking, Wealth Management and Other. For additional information about each line of business, see Note 17 to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K and Note 13 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Specialty Commercial	$2,022	$9,167
Regional Banking	16,478	24,332
Wealth Management	978	429
Other	(3,951)	(2,436)

Net Income	$15,527	$31,492

Specialty Commercial
Net income declined compared to the prior year as a result of lower net interest income, lower noninterest income, and an increase in provision for loan losses, partially offset by a decline in noninterest expense. The decrease in net interest income was largely a result of increased movement of commercial real estate loans to nonperforming status. The decrease in noninterest income was primarily due to lower loan fee income along with lower income from the sale of SBA loans. The increase in provision for loan losses was primarily a result of higher net charge-offs and an increased number of loans classified as nonperforming in the commercial real estate portfolio. The decrease in noninterest expense was a primarily the result of lower compensation, occupancy, supplies, and professional services expenses.
Regional Banking
Net income decreased compared with the prior year as a result of lower net interest income, lower noninterest income, and an increase in provision for loan losses, partially offset by a decline in noninterest expense. The decrease in net interest income was primarily a result of funds migrating from lower-cost deposits to time deposits with higher yields. The decrease in noninterest income was primarily a result of lower mortgage income due to lower consumer demand, partially offset by increases in bankcard and deposit service charge income. The increase in provision for loan losses was primarily a result of higher net charge-offs related to the residential mortgage loan and direct consumer loan portfolios. The decrease in noninterest expense was primarily a result of lower compensation expense resulting from the consolidation and cost savings strategies implemented following the merger with Republic.
Wealth Management
Net income increased compared with the prior year primarily as a result of higher noninterest income and lower noninterest expense. The increase in noninterest income was primarily due to an increase in brokerage and investment fees. The decrease in noninterest expense was a result of lower professional and other service fee expense. Trust assets under administration were $2.5 billion at March 31, 2008, a decrease of $0.2 million from December 31, 2007.
Other
Net income declined slightly from the prior year period as a result of lower net interest income and an increase in provision for loan losses, partially offset by an increase in noninterest income and lower noninterest expense. The reduction in net interest income was mainly the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in provision for loan losses was a result of higher net charge-offs related to the indirect consumer loan portfolio. The increase in noninterest income was primarily due to Citizens’ receipt of proceeds from the partial redemption of its Visa shares. The decrease in noninterest expense was mainly the result of $4.2 million in restructuring and merger-related expenses incurred in the first quarter of 2007.

Financial Condition
Total assets at March 31, 2008 were $13.5 billion, essentially unchanged from December 31, 2007 and an increase of $222.0 million or 1.7% over March 31, 2007. The increase over March 31, 2007 was primarily a result of growth in commercial loans, partially offset by declines in the investment portfolio and the residential mortgage and consumer loan portfolios.
Investment Securities
Investment securities at March 31, 2008 decreased $42.5 million or 1.9% from December 31, 2007 to $2.2 billion and decreased $220.1 million or 9.0% from March 31, 2007. The decreases were primarily the result of using portfolio cash flow to fund commercial loan growth.
Portfolio Loans
Total portfolio loans were $9.6 billion at March 31, 2008, essentially unchanged from December 31, 2007 and an increase of $394.6 million or 4.3% over March 31, 2007.
Total commercial loans at March 31, 2008 were $5.8 billion, an increase of $173.8 million or 3.1% over December 31, 2007 and an increase of $677.3 million or 13.1% over March 31, 2007. The increases were primarily a result of new relationships in all of Citizens’ markets. When compared with March 31, 2007, the increase in commercial and industrial loans also reflects $261.3 million in growth from the Citizens Bank Business Finance division (the asset-based lending team) due to strong direct demand and several large corporate client participations. The following table displays historical commercial loan portfolios by segment.
Commercial Loan Portfolio

	Mar 31,	Dec 31,	Sept 30,	June 30,	March 31,
in millions	2008	2007	2007	2007	2007

Land Hold	$61.6	$63.8	$78.9	$81.6	$84.3
Land Development	159.2	167.8	161.0	178.7	187.6
Construction	370.7	342.6	376.3	371.2	455.9
Income Producing	1,567.3	1,526.0	1,338.8	1,338.9	1,351.7
Owner-Occupied	1,015.6	997.0	1,113.5	1,115.6	1,077.7

Total Commercial Real Estate	3,174.4	3,097.2	3,068.5	3,086.0	3,157.2
Commercial and Industrial	2,653.8	2,557.1	2,236.2	2,153.2	1,993.7

Total Commercial Loans	$5,828.2	$5,654.3	$5,304.7	$5,239.2	$5,150.9

The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the above table. Land hold loans are secured by undeveloped land which is acquired for future development. Land development loans are secured by land being actively developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied by the owner for ongoing operations.
Residential mortgage loans at March 31, 2008 decreased $51.4 million or 3.6% from December 31, 2007 to $1.4 billion and decreased $124.4 million or 8.2% from March 31, 2007. The decreases were primarily the result of weak consumer demand in Citizens’ markets and the sale of more than 70% of new mortgage originations into the secondary market.
Total consumer loans, which are comprised of direct and indirect loans, were $2.4 billion at March 31, 2008, a decrease of $50.9 million or 2.1% from December 31, 2007 and a decrease of $158.3 million or 6.3% from March 31, 2007. Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $40.4 million or 2.6% from December 31, 2007 and decreased $145.9 million or 8.7% from March 31, 2007. The decreases were due to weak consumer demand, which is being experienced throughout the industry.

Indirect consumer loans, which are primarily marine and recreational vehicle loans, were $818.9 million at March 31, 2008, essentially unchanged from December 31, 2007 and March 31, 2007.
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
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify, monitor, and mitigate any potential credit quality issues and losses in a proactive manner. By consistently monitoring credits and pre-emptively addressing loan issues, Citizens strives to protect shareholder value through all economic cycles. The following tables represent six qualitative aspects of the loan portfolio that illustrate the overall level of quality and risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — This table illustrates the commercial loans that are identified during the watchlist process which are still accruing interest but may be at risk due to general economic conditions or changes in a borrower’s financial status.
•	Nonperforming Assets (3-quarter and 5-quarter versions) — These tables illustrate the loans where the contractual payment is 90 days or more past due and interest is no longer accruing, as well as loans that are held for sale and other repossessed assets acquired. The commercial loans included in these tables are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.

Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Delinquency Rates By Loan Portfolio
30 to 89 days Past Due

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$6.6	10.71%	$4.6	7.21%	$4.2	5.32%	$2.9	3.55%	$1.8	2.14%
Land Development	16.3	10.24	28.7	17.10	18.4	11.43	22.7	12.70	1.2	0.64
Construction	10.5	2.83	31.7	9.25	17.6	4.68	11.1	2.99	7.9	1.73
Income Producing	29.3	1.87	54.0	3.54	31.2	2.33	24.1	1.80	4.2	0.31
Owner-Occupied	19.0	1.87	20.3	2.04	10.8	0.97	17.1	1.54	14.7	1.36

Total Commercial Real Estate	81.7	2.57	139.3	4.50	82.2	2.68	77.9	2.53	29.8	0.94
Commercial and Industrial	39.9	1.50	39.0	1.53	22.0	0.98	22.7	1.05	27.2	1.36

Total Commercial Loans	121.6	2.09	178.3	3.15	104.2	1.96	100.6	1.92	57.0	1.11

Residential Mortgage	33.5	2.40	46.4	3.21	37.7	2.58	38.5	2.58	30.3	2.00
Direct Consumer	21.7	1.42	24.3	1.55	21.5	1.34	19.6	1.20	11.9	0.71
Indirect Consumer	13.3	1.62	15.9	1.92	14.7	1.73	11.6	1.37	12.5	1.50

Total Delinquent Loans	$190.1	1.99%	$264.9	2.79%	$178.1	1.93%	$170.3	1.85%	$111.7	1.22%

Delinquencies decreased in the commercial real estate and residential mortgage portfolios and remained relatively constant for the other portfolios. The decrease in commercial real estate was primarily the result of loans migrating to nonperforming status. The decrease in residential mortgage loans was primarily the result of seasonal client behavior and enhancements made to Citizens’ collection process. These portfolios continue to be affected by the weak Midwest economy and its related impact on real estate values and development.
          Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, and other pertinent trends. During these reviews, action plans are reviewed to address emerging problem loans or develop a specific plan for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.
Commercial Watchlist
Accruing loans only

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$27.7	44.97%	$27.1	42.48%	$27.0	34.22%	$25.2	30.88%	$29.3	34.76%
Land Development	55.9	35.11	72.7	43.33	52.3	32.48	73.0	40.85	52.2	27.83
Construction	66.7	17.99	90.1	26.30	91.7	24.37	101.4	27.32	79.5	17.44
Income Producing	221.3	14.12	225.5	14.78	173.8	12.98	161.0	12.02	161.2	11.93
Owner-Occupied	155.8	15.34	153.0	15.35	213.0	19.13	219.4	19.67	217.0	20.14

Total Commercial Real Estate	527.4	16.61	568.4	18.35	557.8	18.18	580.0	18.79	539.2	17.08
Commercial and Industrial	407.1	15.34	387.4	15.15	362.4	16.21	359.8	16.71	343.5	17.23

Total Watchlist Loans	$934.5	16.03%	$955.8	16.90%	$920.2	17.35%	$939.8	17.94%	$882.7	17.14%

As presented in the table above, accruing watchlist loans at March 31, 2008 decreased $21.3 million or 2.2% from December 31, 2007. The decrease was primarily the result of commercial real estate loans migrating to nonperforming status, partially offset by an increase in commercial and industrial loans due to the addition of asset-based lending credits.
          Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. The table below provides a summary of nonperforming assets as of March 31, 2008, December 31, 2007 and March 31, 2007.

Nonperforming Assets

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007

Nonperforming Loans
Commercial	$20,268	$12,659	$8,827
Commercial real estate	167,836	110,159	40,621

Total commercial	188,104	122,818	49,448
Residential mortgage	45,796	46,865	30,591
Direct consumer	13,503	13,657	8,166
Indirect consumer	1,710	2,057	595

Total consumer	15,213	15,714	8,761

Total nonaccrual loans	249,113	185,397	88,800
Loans 90 days past due and still accruing	4,077	3,650	1,388
Restructured loans	300	315	363

Total nonperforming portfolio loans	253,490	189,362	90,551
Nonperforming loans held for sale	22,754	21,676	4,630
Other Repossessed Assets Acquired (ORAA)	50,350	40,502	19,482

Total nonperforming assets	$326,594	$251,540	$114,663

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	3.39%	2.64%	1.25%
Nonperforming assets as a percent of total assets	2.41	1.86	0.86
Allowance for loan loss as a percent of nonperforming loans	69.64	86.26	186.90
Allowance for loan loss as a percent of nonperforming assets	54.05	64.94	147.60

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $326.6 million at March 31, 2008, an increase of $75.1 million or 29.8% over December 31, 2007 and an increase of $211.9 million over March 31, 2007. The increase over December 31, 2007 was primarily the result of higher nonperforming commercial real estate loans, which migrated from accruing watchlist due to the continued deterioration of the Midwest economy, and higher other repossessed assets acquired which migrated from the loan portfolio after incurring partial charge-offs. The increase over March 31, 2007 was primarily the result of transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines, deterioration in the real estate secured portfolios (particularly commercial), and general economic deterioration in the Midwest. Nonperforming assets at March 31, 2008 represented 3.39% of portfolio loans plus other repossessed assets acquired compared with 2.64% at December 31, 2007 and 1.25% at March 31, 2007. Nonperforming commercial loan inflows were $99.0 million in the first quarter of 2008 compared with $72.1 million in the fourth quarter of 2007 and $37.4 million in the first quarter of 2007. Nonperforming commercial loan outflows were $33.7 million for the first quarter of 2008 compared with $56.2 million in the fourth quarter of 2007 and $10.6 million in the first quarter of 2007. The first quarter of 2008 outflows consisted of $10.4 million in loans that returned to accruing status, $4.8 million in loan payoffs and paydowns, $10.1 million in charged-off loans, and $8.4 million transferring to other repossessed assets acquired. The following table displays historical nonperforming assets.

Nonperforming Assets

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$5.5	8.93%	$4.5	7.05%	$3.0	3.80%	$0.2	0.25%	$0.1	0.12%
Land Development	46.4	29.15	35.6	21.22	40.4	25.09	17.7	9.90	7.9	4.21
Construction	51.9	14.00	28.8	8.41	18.6	4.94	20.9	5.63	8.9	1.95
Income Producing	40.5	2.58	21.5	1.41	26.5	1.98	14.8	1.11	11.9	0.88
Owner-Occupied	23.5	2.31	19.7	1.98	9.0	0.81	7.2	0.65	11.8	1.09

Total Commercial Real Estate	167.8	5.29	110.1	3.55	97.5	3.18	60.8	1.97	40.6	1.29
Commercial and Industrial	20.3	0.76	12.7	0.50	9.4	0.42	8.6	0.40	8.8	0.44

Total Commercial Loans	188.1	3.23	122.8	2.17	106.9	2.02	69.4	1.32	49.4	0.96

Residential Mortgage	45.8	3.29	46.9	3.25	32.8	2.25	35.4	2.37	30.6	2.02
Direct Consumer	13.5	0.88	13.7	0.87	10.9	0.68	9.1	0.56	8.2	0.49
Indirect Consumer	1.7	0.21	2.1	0.25	1.8	0.21	1.1	0.13	0.6	0.07
Loans 90+ days still accruing and restructured	4.4	0.05	3.9	0.04	2.4	0.03	1.4	0.02	1.8	0.02

Total Nonperforming Portfolio Loans	253.5	2.65%	189.4	1.99%	154.8	1.68%	116.4	1.26%	90.6	0.99%
Nonperforming Loans Held for Sale	22.8		21.6		5.8		5.1		4.6
Other Repossessed Assets Acquired	50.3		40.5		30.4		24.9		19.5

Total Nonperforming Assets	$326.6		$251.5		$191.0		$146.4		$114.7

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
Allowance for Loan Losses, Provision for loan losses, and Net Charge-Offs
A summary of loan loss experience during the three months ended March 31, 2008 and 2007 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Allowance for loan losses — beginning of period	$163,353	$169,104
Provision for loan losses	30,619	3,500
Charge-offs	18,609	5,876
Recoveries	1,165	2,511

Net charge-offs	17,444	3,365

Allowance for loan losses — end of period	$176,528	$169,239

Portfolio loans outstanding at period end (1)	$9,572,790	$9,178,199
Average portfolio loans outstanding during period (1)	9,499,209	9,179,422
Allowance for loan losses as a percentage of portfolio loans	1.84%	1.84%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.74	0.15

(1)	Balances exclude mortgage loans held for sale.
The increase in net charge-offs in the first quarter of 2008 was primarily due to higher commercial real estate charge-offs due to the continued deterioration of the Midwest economy. The following table displays historical net charge-offs by loan segment.

Net Charge-Offs

	Three Months Ended
	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
		% of		% of		% of		% of			% of
in millions	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$		Portfolio**

Land Hold	$0.5	3.25%	$0.4	2.51%	$—	—%	$—	—%	$		—%
Land Development	6.6	16.58	6.3	15.02	0.4	0.99	6.4	14.33		—	—
Construction	1.2	1.29	1.8	2.10	0.1	0.11	4.1	4.43		0.3	0.26
Income Producing	0.9	0.23	2.4	0.63	0.1	0.03	2.3	0.69		—	—
Owner-Occupied	(0.1)	(0.04)	(0.2)	(0.08)	0.6	0.22	0.9	0.32		—	—

Total Commercial Real Estate	9.1	1.15	10.7	1.38	1.2	0.15	13.7	1.77		0.3	0.04
Commercial and Industrial	0.9	0.14	1.4	0.27	0.6	0.12	1.8	0.35		(0.8)	(0.16)

Total Commercial Loans	10.0	0.69	12.1	0.94	1.8	0.14	15.5	1.20		(0.5)	(0.04)

Residential Mortgage	1.8	0.52	2.0	0.53	1.6	0.43	0.7	0.18		0.8	0.21
Direct Consumer	3.0	0.79	2.3	0.56	2.6	0.63	2.6	0.63		1.7	0.41
Indirect Consumer	2.6	1.27	3.3	1.57	1.9	0.89	1.2	0.59		1.4	0.67

Total Net Charge-offs	$17.4	0.74%	$19.7	0.84%	$7.9	0.34%	$20.0	0.87%		$3.4	0.15%

**	Represents an annualized rate.
After determining what Citizens believes is an adequate allowance for loan losses, the provision is calculated as a result of the net effect of the quarterly change in the allowance for loan losses identified based on the risk in the portfolio and the quarterly net charge-offs. The provision for loan losses was $30.6 million in the first quarter of 2008, compared with $6.1 million in the fourth quarter of 2007 and $3.5 million in the first quarter of 2007. The increase over the fourth quarter of 2007 was primarily due to the higher than expected migration of commercial real estate watchlist loans to nonperforming status. This migration caused an increase in the allowance for loan losses due to the higher likelihood that these loans might eventually be charged-off. The increase over the first quarter of 2007 was primarily the result of higher commercial real estate charge-offs and higher nonperforming loans.
The allowance for loan losses totaled $176.5 million or 1.84% of portfolio loans at March 31, 2008, compared with $163.4 million or 1.72% at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and, to a lesser extent, an increase in the trend of consumer charge-offs. Based on current conditions and expectations, it is Citizens’ belief that the allowance for loan losses at March 31, 2008 is adequate to address the estimated loan losses inherent in the existing loan portfolio considering that over 85% of the nonperforming loans are real estate related and still carry collateral value and that $61.0 million are consumer loans, which historically migrate to loss at a low rate. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors. The specific allowance was $17.4 million at March 31, 2008, compared with $17.8 million at December 31, 2007. The risk allocated allowance was $151.9 million at March 31, 2008, compared with $139.5 million at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and an increase in recent loss history for the residential mortgage and direct consumer portfolios. The general valuation allowance was $7.2 million at March 31, 2008, compared with $6.1 million at December 31, 2007. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2007 Annual Report on Form 10-K.
Citizens anticipates net charge-offs for the second quarter of 2008 will be almost double the amount recognized in the first quarter of 2008 as current nonperforming loans that can not be successfully remediated are charged-off. It is Citizens’ belief that the specific reserves identified as of March 31, 2008 should align with the anticipated commercial charge-offs. The provision for loan losses for the second quarter of 2008 is expected to be consistent with the net charge-offs for that quarter in order to align with the expected level of risk inherent in the residential and consumer loan portfolios due to the charge-off trend over the past several quarters. Given the uncertainties in the Midwest economy and the real estate markets, however, there can be no assurance that additions to the allowance for loan losses will not be necessary.
Loans Held for Sale
Loans held for sale at March 31, 2008 increased $5.7 million or 7.5% over December 31, 2007 to $81.5 million and decreased $22.4 million or 21.5% from March 31, 2007. The increase over December 31, 2007 was primarily the result of higher residential mortgage origination volume awaiting sale in the secondary market. The decrease from March 31, 2007 was primarily the result of a $26.0 million consumer loan sale as part of the branch divestiture completed on April 27, 2007. To a lesser extent, the decline was also due to a reduction in commercial loans held for sale due to customer paydowns and adjustments to reflect current fair-market value. These decreases were partially offset by higher residential mortgage origination volume awaiting sale in the secondary market.
Deposits
Total deposits at March 31, 2008 were $8.5 billion, an increase of $185.1 million or 2.2% over December 31, 2007 and essentially unchanged from March 31, 2007. Core deposits, which exclude all time deposits, totaled $4.5 billion at March 31, 2008, an increase of $326.4 million or 7.9% over December 31, 2007 and an increase of $171.2 million or 4.0% over March 31, 2007. The increases in core deposits were primarily the result of creating a new on-balance sheet sweep product for Citizens’ commercial clients late in 2007 and migration of funds from time deposits to a high-rate savings product. Additionally, the increase over March 31, 2007 was partially offset by the aforementioned branch divestiture and the migration of funds from lower-cost deposits to time deposits with higher yields during 2007. Time deposits totaled $4.0 billion at March 31, 2008, a decrease of $141.4 million or 3.4% from December 31, 2007 and a decrease of $145.1 million or 3.5% from March 31, 2007. The decrease from December 31, 2007 was primarily the result of funds migrating to a high-rate savings product. The decrease from March 31, 2007 was primarily the result of the aforementioned branch divestiture, partially offset by the migration of funds from lower-cost deposits and some new client growth during 2007.
Citizens gathers deposits within local markets and has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding. At March 31, 2008, Citizens had $574.7 million in brokered deposits, essentially unchanged from December 31, 2007 and $374.2 million at March 31, 2007. The increase over March 31, 2007 was primarily the result of a shift in the funding mix to support loan growth. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change. In addition to brokered deposits, at March 31, 2008 Citizens had approximately $1.5 billion in time deposits of $100,000 or more, compared with $1.6 billion at December 31, 2007 and $1.8 billion at March 31, 2007. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize use of these higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting of Treasury Tax and Loans. Short-term borrowed funds at March 31, 2008 totaled $540.3 million, essentially unchanged from December 31, 2007 and an increase of $82.5 million or 18.0% over March 31, 2007. The increase over March 31, 2007 was primarily due to a shift in mix to fund commercial loan growth.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2008 totaled $2.8 billion, a decrease of $140.7 million or 4.8% from December 31, 2007, due mostly to the maturity of FHLB debt, and an increase of $105.3 million or 3.9% over March 31, 2007. The increase over March 31, 2007 was primarily the result of an increase of FHLB debt partially offset by the runoff of long-term repurchase agreements.
Citizens renegotiated certain terms of the $50.0 million variable rate note in the first quarter of 2008. As part of the negotiations, the maturity of the note was changed from May 1, 2011 to May 1, 2010. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The cost of the term loan repriced from LIBOR plus 45 basis points to LIBOR plus 150 basis points for the second quarter of 2008. Citizens is required to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was in full compliance with all related covenants as of March 31, 2008.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of March 31, 2008, December 31, 2007 and March 31, 2007 are presented below.

	Regulatory Minimum
		“Well-	March 31,	December 31,	March 31,
Capital Ratios	Required	Capitalized”	2008	2007	2007

Risk based:
Tier 1 capital	4.00%	6.00%	9.04%	9.18%	9.89%
Total capital	8.00	10.00	11.26	11.66	12.42

Tier 1 Leverage	4.00	5.00	7.40	7.53	7.64

Shareholders’ equity at March 31, 2008 was $1.6 billion, essentially unchanged from December 31, 2007 and March 31, 2007. Book value per common share at March 31, 2008, December 31, 2007, and March 31, 2007 was $20.82, $20.84, and $20.78, respectively. Citizens declared and paid cash dividends of $0.29 per share in the first quarter of 2008, compared with $0.29 per share in the first quarter of 2007. On April 17 2008, the Board of Directors voted to suspend the common stock quarterly cash dividend. This action will save approximately $22 million in retained earnings quarterly (compared with the $0.29 per share dividend paid in the first quarter of 2008) while providing more capital flexibility. Citizens took these actions to preserve capital and maintain a strong balance sheet, which its management believes are crucial strategies to weathering the economy, optimizing shareholder value, and providing a better return for its shareholders in the long run. During the first quarter of 2008, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2007 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. For the first three months of 2008, the Holding Company received $15.5 million in dividends from subsidiaries and paid $22.0 million in dividends to its shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. As of March 31, 2008 the subsidiary banks are able to pay dividends of $15.7 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $65.0 million short-term revolving credit facility with three unaffiliated banks. As of March 31, 2008 there was no outstanding balance on this credit facility. The facility will mature in August 2008. The Holding Company renegotiated certain terms and covenants of the revolving credit facility in the first quarter of 2008. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve coverage as a percent of nonperforming loans. Citizens was in full compliance with all related covenants as of March 31, 2008.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 177.5% as of March 31, 2008 compared with 186.3% at December 31, 2007 and 171.3% as of March 31, 2007. Changes in deposit obligations and short-term and long-term debt during the first quarter of 2008 are further discussed in the sections titled “Deposits” and “Borrowed Funds.”
The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Wholesale funding represents an important source of liquidity to the Corporation, and credit ratings affect the availability and cost of this funding. Citizens’ credit ratings were reviewed and affirmed by Standard and Poor’s Ratings Service in June 2007 and Moody’s Investor Service in March 2007. Citizens’ credit rating was downgraded by Fitch Ratings in February 2008 to BBB- and by Dominion Bond Rating Service in April 2008 to BBB. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance.
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
Rate sensitive liabilities repricing within one year exceeded rate sensitive assets repricing within one year by $63.3 million or 0.5% of total assets at March 31, 2008, compared with $203.0 million or 1.5% of total assets at December 31, 2007. This reflects a less liability-sensitive position than at December 31, 2007 due to a shorter maturity schedule on fixed-rate wholesale liabilities. These results incorporate the impact of off-balance sheet derivatives and reflect interest rate environments consistent with March 31, 2008. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of March 31, 2008 to evaluate the impact of market rate changes on net interest income over the following 12 months assuming expected levels of balance sheet growth over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 1.1% and 1.9%, respectively, from what it would be if rates were to remain at March 31, 2008 levels. An immediate 100 or 200 basis point parallel decline in market rates would be expected to increase net interest income by 0.1% and leave net interest income unchanged, respectively, from what it would be if rates were to remain at March 31, 2008 levels. These measurements represent slightly more exposure to increasing interest rates and less exposure to decreasing interest rates than at December 31, 2007 as a result of a shorter maturity schedule on fixed-rate wholesale liabilities. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets or liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has not generated any material gains or losses. As of March 31, 2008, Citizens had forward commitments to sell mortgage loans of $41.3 million. As Citizens transitions its mortgage secondary marketing functions to PHH Mortgage, the market value risk of committing to fund residential mortgage loan origination is expected to decline. Further discussion of derivative instruments is included in Note 15 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2007 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” of this Form 10-Q.

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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2007 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
January 2008	5,139	(a)	12.26	—	1,241,154
February 2008	—		—	—	1,241,154
March 2008	526	(a)	11.13	—	1,241,154

Total	5,665		12.16	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of March 31, 2008, 1,241,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc. effective as of April 29, 2008 (Incorporated by reference from Exhibit 3.1 of Citizens’ Current Report on Form 8-K filed April 30, 2008)

3.2	Amended and Restated Bylaws of Citizens Republic Bancorp, Inc., effective as of January 24, 2008 (Incorporated by reference from Exhibit 3.1 of Citizens’ Current Report on Form 8-K filed January 30, 2008)

10.41	Form of Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and each of William R. Hartman, Charles D. Christy, Roy A. Eon, Thomas W. Gallagher, Martin E. Grunst, Cathleen H. Nash, Clinton A. Sampson, and John D. Schwab, dated February 26, 2008 (Incorporated by reference from Exhibit 10.41 of Citizens’ 2007 Annual Report Form 10-K)

10.42	Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and Randall J. Peterson, dated February 26, 2008 (Incorporated by reference from Exhibit 10.42 of Citizens’ 2007 Annual Report Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: May 2, 2008	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc. effective as of April 29, 2008 (Incorporated by reference from Exhibit 3.1 of Citizens’ Current Report on Form 8-K filed April 30, 2008)

3.2	Amended and Restated Bylaws of Citizens Republic Bancorp, Inc., effective as of January 24, 2008 (Incorporated by reference from Exhibit 3.1 of Citizens’ Current Report on Form 8-K filed January 30, 2008)

10.41	Form of Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and each of William R. Hartman, Charles D. Christy, Roy A. Eon, Thomas W. Gallagher, Martin E. Grunst, Cathleen H. Nash, Clinton A. Sampson, and John D. Schwab, dated February 26, 2008 (Incorporated by reference from Exhibit 10.41 of Citizens’ 2007 Annual Report Form 10-K)

10.42	Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and Randall J. Peterson, dated February 26, 2008 (Incorporated by reference from Exhibit 10.42 of Citizens’ 2007 Annual Report Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934