Form 10-Q
period 2008-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2008-08-06
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, No Par Value	95,899,171 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$252,242	$241,104	$213,469
Interest-bearing deposits with banks	183	172	144
Investment Securities:
Securities available for sale, at fair value	1,986,166	2,132,164	2,217,549
Securities held to maturity, at amortized cost (fair value of $136,423, $129,366 and $116,838, respectively)	138,435	129,126	117,939

Total investment securities	2,124,601	2,261,290	2,335,488
FHLB and Federal Reserve stock	148,838	148,838	132,895
Portfolio loans:
Commercial and industrial	2,703,812	2,557,152	2,153,269
Commercial real estate	3,101,337	3,097,196	3,085,967

Total commercial	5,805,149	5,654,348	5,239,236
Residential mortgage	1,308,729	1,445,214	1,494,450
Direct consumer	1,502,302	1,572,329	1,636,026
Indirect consumer	832,836	829,353	846,252

Total portfolio loans	9,449,016	9,501,244	9,215,964
Less: Allowance for loan losses	(181,718)	(163,353)	(181,118)

Net portfolio loans	9,267,298	9,337,891	9,034,846
Loans held for sale	111,542	75,832	85,930
Premises and equipment	125,073	132,500	133,021
Goodwill	597,218	775,308	780,914
Other intangible assets	25,766	30,546	36,008
Bank owned life insurance	218,084	214,321	210,265
Other assets	299,173	288,181	283,839

Total assets	$13,170,018	$13,505,983	$13,246,819

Liabilities
Noninterest-bearing deposits	$1,144,544	$1,125,966	$1,169,095
Interest-bearing demand deposits	763,983	782,889	807,605
Savings deposits	2,616,316	2,221,813	2,139,929
Time deposits	4,136,295	4,171,257	3,964,988

Total deposits	8,661,138	8,301,925	8,081,617
Federal funds purchased and securities sold under agreements to repurchase	299,646	488,039	675,440
Other short-term borrowings	45,398	54,128	11,749
Other liabilities	119,860	144,501	135,262
Long-term debt	2,498,290	2,939,510	2,808,610

Total liabilities	11,624,332	11,928,103	11,712,678
Shareholders’ Equity
Preferred stock — $50 par value
Authorized - 5,000,000 shares; Issued and outstanding - 2,407,644 at 6/30/08	114,161	—	—
Common stock — no par value
Authorized - 100,000,000 shares; Issued and outstanding - 95,898,894 at 6/30/08, 75,722,115 at 12/31/07, and 75,642,232 at 6/30/07	1,052,738	975,446	973,339
Retained earnings	384,867	597,333	581,476
Accumulated other comprehensive income	(6,080)	5,101	(20,674)

Total shareholders’ equity	1,545,686	1,577,880	1,534,141

Total liabilities and shareholders’ equity	$13,170,018	$13,505,983	$13,246,819

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$146,179	$171,320	$303,180	$343,164
Interest and dividends on investment securities:
Taxable	19,021	22,308	40,044	46,099
Tax-exempt	7,280	7,309	14,650	14,637
Dividends on FHLB and Federal Reserve stock	1,898	1,397	3,591	3,133
Money market investments	16	19	46	36

Total interest income	174,394	202,353	361,511	407,069

Interest Expense
Deposits	53,134	64,201	114,712	130,635
Short-term borrowings	1,836	9,064	6,807	20,065
Long-term debt	31,809	32,311	64,065	61,251

Total interest expense	86,779	105,576	185,584	211,951

Net Interest Income	87,615	96,777	175,927	195,118
Provision for loan losses	74,480	31,857	105,099	35,357

Net interest income after provision for loan losses	13,135	64,920	70,828	159,761

Noninterest Income
Service charges on deposit accounts	12,036	12,080	23,502	23,186
Trust fees	4,608	5,003	9,392	9,958
Mortgage and other loan income	3,023	4,258	6,367	10,395
Brokerage and investment fees	2,211	2,182	4,127	3,731
ATM network user fees	1,677	1,640	3,090	3,219
Bankcard fees	1,924	1,443	3,668	2,623
Gains (losses) on held for sale loans	(2,248)	—	(2,247)	—
Other income	3,827	4,672	10,084	9,589

Total fees and other income	27,058	31,278	57,983	62,701
Investment securities losses	—	—	—	(33)

Total noninterest income	27,058	31,278	57,983	62,668

Noninterest Expense
Salaries and employee benefits	39,046	45,971	81,271	90,136
Occupancy	6,954	8,076	14,629	15,986
Professional services	4,531	4,351	8,294	8,503
Equipment	3,420	3,655	6,650	7,566
Data processing services	4,233	4,506	8,537	8,636
Advertising and public relations	1,458	3,292	3,296	5,067
Postage and delivery	2,058	2,196	3,785	4,160
Other loan expenses	3,448	1,080	5,259	1,992
ORE expenses, profits, and losses, net	6,394	135	7,636	34
Intangible asset amortization	2,333	2,954	4,780	6,072
Goodwill impairment	178,089	—	178,089	—
Restructuring and merger-related expenses	—	3,408	—	7,594
Other expense	9,264	7,866	15,564	15,454

Total noninterest expense	261,228	87,490	337,790	171,200

Income (Loss) Before Income Taxes	(221,035)	8,708	(208,979)	51,229
Income tax provision (benefit)	(19,401)	(911)	(18,472)	10,118

Net Income (Loss)	$(201,634)	$9,619	$(190,507)	$41,111

Net Income (Loss) Per Common Share:
Basic	$(2.53)	$0.13	$(2.46)	$0.55
Diluted	(2.53)	0.13	(2.46)	0.54
Cash Dividends Declared Per Common Share	—	0.290	0.290	0.580

Average Common Shares Outstanding:
Basic	79,689	75,374	77,469	75,411
Diluted	79,689	75,649	77,469	75,782
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive income, net of tax:
Net loss				(190,507)		(190,507)
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income					(10,448)
Net change in unrealized loss on qualifying cash flow hedges					(733)

Other comprehensive income total						(11,181)

Total comprehensive income (loss)						(201,688)
Proceeds from issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Proceeds from issuance of common stock, net of costs of $4,094		19,904	75,524			75,524
Proceeds from stock options exercised and restricted stock activity		303	66			66
Recognition of stock-based compensation			2,142			2,142
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares acquired for retirement and purchased for taxes		(30)	(440)			(440)

Balance — June 30, 2008	$114,161	95,899	$1,052,738	$384,867	$(6,080)	$1,545,686

Balance at December 31, 2006	$—	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income				41,111		41,111
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income					(12,717)
Net change in unrealized loss on qualifying cash flow hedges					(582)

Other comprehensive income total						(13,299)

Total comprehensive income						27,812
Proceeds from stock options exercised and restricted stock activity		545	3,893			3,893
Recognition of stock-based compensation			1,451			1,451
Cash dividends declared on common shares — $0.580 per share				(43,924)		(43,924)
Shares acquired for retirement and purchased for taxes		(579)	(12,777)			(12,777)

Balance — June 30, 2007	$—	75,642	$973,339	$581,476	$(20,674)	$1,534,141

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Operating Activities:
Net income	$(190,507)	$41,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105,099	35,357
Goodwill impairment	178,089	—
Depreciation and software amortization	5,921	7,120
Amortization of intangibles	4,780	6,072
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(9,157)	(11,007)
Fair value adjustment on loans held for sale and other real estate	7,315	—
Discount accretion and amortization of issuance costs on long term debt	599	404
Net accretion on investment securities	(3,291)	(1,917)
Investment securities losses	—	33
Loans originated for sale	(182,062)	(277,346)
Proceeds from sales of loans held for sale	223,359	346,962
Net gains from loan sales	(4,098)	(6,028)
Net (gain) loss on other real estate	1,821	(555)
Recognition of stock-based compensation	2,142	1,451
Restructure and merger related reserve	(2,715)	(4,411)
Other	(6,958)	(31,525)

Net cash provided by operating activities	130,337	105,721
Investing Activities:
Net (increase) decrease in money market investments	(11)	59
Securities available-for-sale:
Proceeds from sales	—	364,414
Proceeds from maturities and payments	251,297	363,104
Purchases	(117,258)	(122,615)
Securities held-to-maturity:
Proceeds from maturities and payments	1,505	—
Purchases	(11,637)	(8,870)
Sale of branches, net of cash received	—	(163,592)
Net increase in loans and leases	(147,097)	(13,363)
Proceeds from sales of other real estate	16,317	7,612
Net increase in properties and equipment	(1,246)	(1,577)

Net cash (used) provided by investing activities	(8,130)	425,172
Financing Activities:
Net increase (decrease) in demand and savings deposits	394,175	(109,924)
Net decrease in time deposits	(34,674)	(306,754)
Net decrease in short-term borrowings	(197,014)	(251,472)
Proceeds from issuance of long-term debt	525,000	1,050,000
Principal reductions in long-term debt	(965,908)	(870,213)
Net proceeds from issuance of common stock	75,524	—
Net proceeds from issuance of preferred stock	114,161	—
Cash dividends paid on common stock	(21,959)	(43,924)
Proceeds from stock options exercised and restricted stock activity	66	3,893
Shares acquired for retirement and purchased for taxes	(440)	(12,777)

Net cash used by financing activities	(111,069)	(541,171)

Net increase (decrease) in cash and due from banks	11,138	(10,278)
Cash and due from banks at beginning of period	241,104	223,747

Cash and due from banks at end of period	$252,242	$213,469

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$39,323	$12,807
Loans transferred to held for sale	82,943	—
Held for sale loans transferred to other real estate	5,639	—
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2007 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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
Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The adoption of SFAS 157 had no impact on Citizens’ results of operations. Refer to Note 10 to the consolidated financial statements for additional disclosures.
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
Note 2. New Accounting Pronouncements
Final FASB Statements
SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have an impact on Citizens’ financial statements.
FASB Staff Positions (FSP)
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP SFAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is not expected to have a significant impact on Citizens’ financial statements.
Note 3. Merger and Acquisition Activity
Citizens established restructuring and merger-related reserves on December 29, 2006 associated with the Republic merger. The following table presents the activity in the restructuring reserve during the six months ended June 30, 2008.
Restructuring Reserve

	Balance	Changes in 2008		Balance
	December 31,	Cash	Other	June 30,
(in thousands)	2007	Payments	Adjustments	2008

Personnel	$1,562	$(842)	$(116)	$604
Facilities/Branches	1,557	(56)	(14)	1,487

	$3,119	$(898)	$(130)	$2,091

During 2008, the restructuring reserve was reduced by $0.1 million as a result of finalizing severance and facilities/branch payments and writedowns.
The following table presents the activity in the merger reserve during the six months ended June 30, 2008.
Merger-related Reserve

	Balance	Changes in 2008	Balance
	December 31,	Cash	June 30,
(in thousands)	2007	Payments	2008

Personnel	$1,276	$(1,276)	$—
Facilities/Branches	1,360	(529)	831

	2,636	(1,805)	831

Other Transaction and System Reserves	12	(12)	—

	$2,648	$(1,817)	$831

Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	June 30, 2008				December 31, 2007
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$250,066	$255,167	$5,359	$258	$298,177	$304,074	$5,897	$—
Collateralized Mortgage Obligations	518,427	509,439	1,882	10,870	587,355	586,954	2,278	2,679
Mortgage-backed	665,479	667,214	6,160	4,425	667,504	670,565	5,707	2,646
State and municipal	541,152	545,184	7,972	3,940	560,073	569,466	10,336	943
Other	9,127	9,162	35	—	1,067	1,105	38	—

Total available for sale	$1,984,251	$1,986,166	$21,408	$19,493	$2,114,176	$2,132,164	$24,256	$6,268

Held to Maturity:
State and municipal
Total held to maturity	$138,435	$136,423	$399	$2,411	$129,126	$129,366	$978	$738

FHLB and Fed Reserve stock	$148,838	$148,838	$—	$—	$148,838	$148,838	$—	$—

A total of 744 securities had unrealized losses as of June 30, 2008 compared with 385 securities as of December 31, 2007. Securities with unrealized losses, categorized by length of time the security has been impaired, as of June 30, 2008 and December 31, 2007 are displayed in the following tables.
As of June 30, 2008

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Federal agencies	$14,742	$258	$—	$—	$14,742	$258
Collateralized Mortgage Obligations	323,658	10,870	—	—	323,658	10,870
Mortgage-backed	154,328	3,233	58,739	1,192	213,067	4,425
State and municipal	199,021	3,768	4,150	172	203,171	3,940
Other	—	—	—	—	—	—

Total available for sale	691,749	18,129	62,889	1,364	754,638	19,493

Held to Maturity:
State and municipal	95,176	2,312	2,804	99	97,980	2,411

Total held to maturity	95,176	2,312	2,804	99	97,980	2,411

Total	$786,925	$20,441	$65,693	$1,463	$852,618	$21,904

As of December 31, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$212,274	$2,165	$67,253	$514	$279,527	$2,679
Mortgage-backed	33,102	219	115,712	2,427	148,814	2,646
State and municipal	69,429	625	17,596	318	87,025	943
Other	—	—	—	—	—	—

Total available for sale	314,805	3,009	200,561	3,259	515,366	6,268

Held to Maturity:
State and municipal	43,700	536	14,230	202	57,930	738

Total held to maturity	43,700	536	14,230	202	57,930	738

Total	$358,505	$3,545	$214,791	$3,461	$573,296	$7,006

The unrealized losses are primarily due to changes in market interest rates rather than credit quality concerns with the issuers. Recovery of fair value is expected as the securities approach their maturity date or repricing date or if valuations for such securities improve as the market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining Citizens’ intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery of amortized cost. Factors considered in the determination of intent and ability include capital adequacy, interest rate risk profile, liquidity and business plans. As such, Citizens has the intent and ability to hold securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation, or other aforementioned criteria.
Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and six months ended June 30, 2008 and 2007 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Allowance for loan losses — beginning of period	$176,528	$169,239	$163,353	$169,104
Provision for loan losses	74,480	31,857	105,099	35,357
Charge-offs:
Commercial	921	2,419	1,966	2,782
Commercial real estate	42,225	14,284	51,357	14,705

Total commercial	43,146	16,703	53,323	17,487
Residential mortgage	20,738	735	22,507	1,526
Direct consumer	3,631	3,029	7,153	5,113
Indirect consumer	3,525	1,868	6,666	4,085

Charge-offs	71,040	22,335	89,649	28,211

Recoveries:
Commercial	302	640	444	1,770
Commercial real estate	241	539	291	714

Total commercial	543	1,179	735	2,484
Residential mortgage	15	56	15	107
Direct consumer	565	482	1,037	853
Indirect consumer	627	640	1,128	1,424

Recoveries	1,750	2,357	2,915	4,868

Net charge-offs	69,290	19,978	86,734	23,343

Allowance for loan losses — end of period	$181,718	$181,118	$181,718	$181,118

Nonperforming loans totaled $139.2 million at June 30, 2008 and $189.4 million at December 31, 2007. Some of the Corporation’s nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. The Corporation maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at June 30, 2008 and December 31, 2007 follow:

Impaired Loan Information

	Balances		Valuation Reserve
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2008	2007	2008	2007

Balances -
Impaired loans with valuation reserve	$41,070	$33,651	$17,627	$17,769
Impaired loans with no valuation reserve	18,202	18,684	—	—

Total impaired loans	$59,272	$52,335	$17,627	$17,769

Impaired loans on nonaccrual basis	$59,148	$52,335	$17,503	$17,769
Impaired loans on accrual basis	124	—	124	—

Total impaired loans	$59,272	$52,335	$17,627	$17,769

The average balance of impaired loans for the three months ended June 30, 2008 was $64.1 million and $49.0 million for the three months ended June 30, 2007. The increase was due to higher commercial real estate nonperforming loans. Interest income recognized on impaired loans during the second quarter of 2008 was less than $0.1 million compared with $0.2 million for the same period of 2007. Cash collected and applied to outstanding principal during the second quarter of 2008 was $0.9 million compared with $0.4 million in the same period of 2007.
Note 6. Goodwill
As a result of ongoing volatility in the financial industry, Citizens’ market capitalization decreasing to a level below tangible book value, and continued deterioration in the credit quality of Citizens’ commercial real estate portfolio, Citizens determined it was necessary to perform an interim goodwill impairment test during the second quarter of 2008. Citizens conducted discounted cash flow and portfolio pricing analyses, which reflect management’s outlook for the current business environment, to determine if the fair value of the assets and liabilities in the Regional Banking and Specialty Commercial lines of business exceeded their carrying amounts. Based on these analyses, Citizens determined the goodwill allocated to Regional Banking is not impaired but the goodwill allocated to Specialty Commercial is impaired primarily due to the continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. During the second quarter of 2008, Citizens recorded a non-cash goodwill impairment charge of $178.1 million, representing Citizens’ current estimate of the amount of goodwill impairment and the entire amount of goodwill previously allocated to Specialty Commercial. The impairment charge is an estimate and it will be finalized upon completion of a step-two analysis as prescribed by SFAS 142, “Goodwill and Other Intangible Assets,” to be completed during the third quarter of 2008. A summary of goodwill allocated to the lines of business as of June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
(in thousands)	2008	2007

Specialty Commercial	$—	$178,089
Regional Banking	595,417	595,418
Wealth Management	1,801	1,801

Total Goodwill	$597,218	$775,308

This interim goodwill assessment will not change the timing of Citizens’ annual goodwill impairment test, which will be performed in the fourth quarter.
Note 7. Long-term Debt
The components of long-term debt as of June 30, 2008 and December 31, 2007 are presented below.

	June 30,	December 31,
(in thousands)	2008	2007

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2010	$50,000	$50,000
Subordinated debt:
5.75% subordinated notes due February 2013	119,623	119,125
Variable rate junior subordinated debenture due June 2033	25,767	25,726
7.50% junior subordinated debentures due September 2066	146,444	145,971
Subsidiaries:
Federal Home Loan Bank advances	1,918,119	2,344,636
Other borrowed funds	238,337	254,052

Total long-term debt	$2,498,290	$2,939,510

Citizens renegotiated certain terms of the $50.0 million variable rate note in the first quarter of 2008. As part of the negotiations, the maturity of the note was changed from May 1, 2011 to May 1, 2010. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The cost of the term loan is LIBOR plus 110 basis points for the third quarter of 2008. Citizens is required to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was in full compliance with all related covenants as of June 30, 2008.
Note 8. Income Taxes
The effective tax rate for the first six months of 2008 was a benefit of 8.84% compared with a provision of 19.75% for the same period of 2007. For the six months ended June 30, 2008, Citizens recorded an income tax benefit of $18.5 million, a decrease of $28.6 million from the $10.1 million expense recorded for the same period of 2007. The decreases were primarily the result of lower pre-tax income, excluding the 2008 goodwill impairment charge which is not tax-deductible, as well as the first quarter of 2008 recognition of a $1.5 million discrete tax item. Citizens anticipates that the effective tax rate for 2008 will be a benefit of approximately 5% — 9%.
Note 9. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and six month periods ended June 30, 2008 and 2007 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Balance at beginning of period	$14,083	$(150)	$5,101	$(7,375)
Net unrealized loss on securities for the quarter, net of tax effect of $(10,240) in 2008 and $(10,908) in 2007, and net unrealized loss on securities for the six months period, net of tax effect of $(5,625) in 2008 and $(6,859) in 2007	(19,018)	(20,258)	(10,448)	(12,738)
Less: Reclassification adjustment for net (gains) losses on securities included in net income for the six month period, net of tax effect of $12 in 2007.	—	—	—	21
Net change in unrealized (loss) gain on cash flow hedges for the quarter, net of tax effect of $(617) in 2008 and $(144) in 2007, and net change in unrealized (loss) gain for the six month period, net of tax effect of $(395) in 2008 and $(314) in 2007.	(1,145)	(266)	(733)	(582)

Accumulated other comprehensive income, net of tax	$(6,080)	$(20,674)	$(6,080)	$(20,674)

Note 10. Fair Values of Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into Citizens’ quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, impaired loans and goodwill are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.
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
The most significant instruments that Citizens fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities.
Derivative Financial Instruments. Substantially all derivative financial instruments held or issued by Citizens are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Citizens measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Citizens classifies derivative financial instruments held or issued for risk management or customer-initiated activities as recurring Level 2. As of June 30, 2008, Citizens assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.
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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008.

	June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$1,986,166	$—	$1,986,166	$—
Other assets (1)	27,047	10,612	16,435	—

Total Assets	$2,013,213	$10,612	$2,002,601	$—

Other liabilities (2)	$12,976	$—	$12,976	$—

(1)	Includes Derivative Financial Instruments and Deferred Compensation Assets.

(2)	Includes Derivative Financial Instruments.
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. As such, Citizens classifies mortgage servicing rights as nonrecurring Level 3. Based on Citizens’ most recent evaluation, the estimated fair value exceeded Citizens’ carrying value so mortgage servicing rights are still carried at cost, net of amortization, and therefore are not presented in the following table at this time.
Loans Held for Sale. Mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and portfolio loans transferred to loans held for sale for liquidation. Loans originated for sale are recorded at the lower of carrying value or market value based on what secondary markets are currently offering for loans with similar characteristics and are classified as nonrecurring Level 2. Portfolio loans that are transferred to held for sale are recorded at fair value based on recent sales experience for similar loans, adjusted for management’s judgment due to illiquid market conditions, and are classified as nonrecurring Level 3.
Commercial loans held for sale are comprised of loans identified for sale as part of the Republic merger and portfolio loans transferred to loans held for sale for liquidation. Loans identified for sale as part of the Republic merger are recorded at cost, unless it has been determined a loan is impaired. If impaired, the loan is carried at fair value, based upon appraised values of the underlying collateral adjusted for the appraiser’s judgment due to illiquid market conditions. Portfolio loans transferred to loans held for sale are recorded at fair value based on the appraised value of the underlying collateral, adjusted for the appraiser’s judgment due to illiquid market conditions. Both types of commercial loans held for sale are classified as nonrecurring Level 3.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, adjusted for the appraiser’s judgment due to illiquid market conditions. The Corporation measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, Citizens records impaired loans as nonrecurring Level 3.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of June 30, 2008.

	June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Loans (1)	$35,408	$—	$—	$35,408
Commercial Loans Held For Sale (2)	48,497	—	—	48,497
Mortgage Loans Held For Sale (3)	20,215	—	—	20,215

Total Assets	$104,120	$—	$—	$104,120

(1)	Impaired Loans with a carrying value of $60.9 million were written down to their fair value of $35.4 million.

(2)	Impaired Loans with a carrying value of $76.7 million were written down to their fair value of $48.5 million.

(3)	Nonperforming Mortgage Loans with a carrying value of $36.3 million were written down to their fair value of $20.2 million.
Note 11. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three and six months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Defined Benefit Pension Plans
Interest cost	$1,165	$1,187	$2,330	$2,375
Expected return on plan assets	(1,900)	(1,956)	(3,800)	(3,913)
Amortization of unrecognized:
Prior service cost	10	3	20	6
Net actuarial loss	75	125	150	250

Net pension cost	$(650)	$(641)	$(1,300)	$(1,282)

Supplemental Pension Plans
Interest cost	$192	$193	$383	$385
Amortization of unrecognized:
Prior service cost	118	42	235	84
Net actuarial loss	5	33	10	65

Net pension cost	$315	$268	$628	$534

Postretirement Benefit Plans
Service cost	$—	$1	$—	$3
Interest cost	129	160	257	320
Amortization of unrecognized:
Prior service cost	(64)	(67)	(128)	(135)
Net actuarial gain	(9)	—	(17)	—

Net pension cost	$56	$94	$112	$188

Defined contribution retirement and 401K Plans
Employer contributions	$1,554	$1,394	$3,398	$3,031

Total periodic benefit cost	$1,275	$1,115	$2,838	$2,471

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens has not made a cash contribution to the defined benefit pension plan during the first six months of 2008 but reviews plan funding needs periodically and makes a contribution if appropriate. During the first six months of 2008, Citizens contributed $0.2 million to the supplemental pension plans and anticipates that an additional $0.3 million of contributions will be made during the remaining portion of the year. Citizens contributed $0.5 million to the postretirement benefit plan during the first six months of 2008 and anticipates making an additional $0.5 million of contributions for the remaining portion of the year. Citizens contributed $4.6 million to the defined contribution retirement and 401(k) plan for employer matching funds and annual discretionary contributions during the first six months of 2008 and anticipates contributing an additional $1.7 during the remaining portion of the year.
Note 12. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options are further limited to 2,000,000 shares. At June 30, 2008, Citizens had 3,406,002 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income for the three and six months ended June 30, 2008 and June 30, 2007.
Analysis of Stock-Based Compensation Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Stock Option Compensation	$9	$9	$17	$17
Restricted Stock Compensation	1,065	829	2,125	1,434

Stock-based compensation expense before income taxes	1,074	838	2,142	1,451
Income tax benefit	(376)	(294)	(750)	(508)

Total stock-based compensation expense after income taxes	$698	$544	$1,392	$943

Cash proceeds from the exercise of stock options were $0.1 million for the three and six months ended June 30, 2008 and $1.5 million and $4.0 million for the three and six months ended June 30, 2007, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and six months ended June 30, 2008 and June 30, 2007. As of June 30, 2008, $7.9 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2008.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2007	486,842	$21.32
Granted	311,745	7.66
Vested	(160,491)	21.88
Forfeited	(20,867)	19.68

Restricted stock at June 30, 2008	617,229	14.33

The total fair value of shares vested during the six months ended June 30, 2008 was $0.9 million.

Note 13. Shareholders’ Equity and Earnings Per Share
On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“preferred stock”) that together increased shareholders’ equity by $189.7 million (net of issuance costs and the underwriting discount). The preferred stock trades on the New York Stock Exchange under the symbol CTZPrB. The preferred stock is not redeemable and will receive, when, as and if declared by Citizens’ Board of Directors, dividends equal to those declared on the common stock on an as if converted basis. Shareholder approval is required to amend Citizens’ articles of incorporation to increase the number of authorized common shares to allow for conversion of the preferred stock to common stock and Citizens intends to hold a special shareholder meeting in mid September 2008 to seek such approval. The preferred stock will automatically convert to a total of 30.1 million shares of Citizens’ common stock five business days after the date upon which shareholders approve the increase and Citizens expects to record a beneficial conversion entry of $11.7 million, with a corresponding credit to additional paid in capital at that time. In the event shareholder approval is not obtained by the 120th day after issuance, additional special dividends will be payable, when, as and if declared by Citizens’ Board of Directors on a quarterly basis.
Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation. SFAS 128, “Earnings per Share,” prohibits the computation of diluted EPS from assuming conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. As a result, the outstanding shares of preferred stock and the incremental shares from the potential conversion of employee stock options and restricted stock awards were excluded from the dilutive earnings per share calculation for the second quarter of 2008. The weighted average number of preferred shares excluded from the dilutive earnings per share calculation were 6.6 million and 3.3 million for the three and six months ended June 30, 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Basic and dilutive earnings per share — net income (loss) available to common shareholders	$(201,634)	$9,619	$(190,507)	$41,111

Denominator:
Basic earnings per share — weighted average shares	79,689	75,374	77,469	75,411
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	275	—	371

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	79,689	75,649	77,469	75,782

Basic earnings per share	$(2.53)	$0.13	$(2.46)	$0.55

Diluted earnings per share	$(2.53)	$0.13	$(2.46)	$0.54

Note 14. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. Selected line of business segment information for the three and six months ended June 30, 2008 and 2007 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2008
Net interest income (taxable equivalent)	$19,187	$61,811	$11	$11,217	$92,226
Provision for loan losses	30,037	17,486	—	26,957	74,480

Net interest income after provision	(10,850)	44,325	11	(15,740)	17,746
Noninterest income	(1,695)	19,126	6,816	2,811	27,058
Noninterest expense	184,859	55,545	6,063	14,761	261,228

Income before income taxes	(197,404)	7,906	764	(27,690)	(216,424)
Income tax expense (taxable equivalent)	(6,760)	2,767	267	(11,064)	(14,790)

Net income	$(190,644)	$5,139	$497	$(16,626)	$(201,634)

Average assets (in millions)	$2,219	$6,093	$13	$4,971	$13,296

Earnings Summary — Three Months Ended June 30, 2007 (1)
Net interest income (taxable equivalent)	$19,645	$66,176	$(43)	$15,627	$101,405
Provision for loan losses	24,574	7,169	—	114	31,857

Net interest income after provision	(4,929)	59,007	(43)	15,513	69,548
Noninterest income	878	19,097	7,116	4,187	31,278
Noninterest expense	3,957	54,085	5,623	23,825	87,490

Income before income taxes	(8,008)	24,019	1,450	(4,125)	13,336
Income tax expense (taxable equivalent)	(2,803)	8,407	508	(2,395)	3,717

Net income	$(5,205)	$15,612	$942	$(1,730)	$9,619

Average assets (in millions)	$1,895	$5,558	$13	$5,775	$13,241

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2008
Net interest income (taxable equivalent)	$36,928	$129,081	$1	$19,208	$185,218
Provision for loan losses	48,129	24,683	—	32,287	105,099

Net interest income after provision	(11,201)	104,398	1	(13,079)	80,119
Noninterest income	(1,187)	38,392	13,506	7,272	57,983
Noninterest expense	190,056	109,843	11,238	26,653	337,790

Income before income taxes	(202,444)	32,947	2,269	(32,460)	(199,688)
Income tax expense (taxable equivalent)	(8,431)	11,531	794	(13,075)	(9,181)

Net income	$(194,013)	$21,416	$1,475	$(19,385)	$(190,507)

Average assets (in millions)	$2,214	$6,057	$13	$5,085	$13,369

Earnings Summary — Six Months Ended June 30, 2007 (1)
Net interest income (taxable equivalent)	$40,868	$138,960	$(26)	$24,570	$204,372
Provision for loan losses	26,501	6,205	—	2,651	35,357

Net interest income after provision	14,367	132,755	(26)	21,919	169,015
Noninterest income	2,188	40,159	13,366	6,955	62,668
Noninterest expense	10,470	111,452	11,229	38,049	171,200

Income before income taxes	6,085	61,462	2,111	(9,175)	60,483
Income tax expense (taxable equivalent)	(2,130)	21,512	739	(749)	19,372

Net income	$8,215	$39,950	$1,372	$(8,426)	$41,111

Average assets (in millions)	$1,948	$5,834	$12	$5,613	$13,407

(1)	Certain amounts have been reclassified to conform to current year presentation.

Note 15. Commitments, Contingent Liabilities and Guarantees
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
Amounts available to clients under loan commitments and standby letters of credit follow:

	June 30,	December 31,
(in thousands)	2008	2007

Loan commitments and letters of credit:
Commitments to extend credit	$2,499,293	$2,510,255
Financial standby letters of credit	129,114	101,229
Performance standby letters of credit	24,737	27,244
Commercial letters of credit	248,915	255,538

Total loan commitments and letters of credit	$2,902,059	$2,894,266

At June 30, 2008 and December 31, 2007, a liability of $5.2 million and $5.6 million, respectively, was recorded for possible losses on commitments to extend credit. As of June 30, 2008 and December 31, 2007, in accordance with FIN 45, a liability of $0.7 million and $0.3 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 16. Derivatives and Hedging Activities
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
Derivative Financial Instruments:

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps (1)	$380,000	$293	$300,000	$1,574
Customer initiated swaps and corresponding offsets (2)	1,010,301	866	713,290	—
Interest rate lock commitments	—	—	24,808	199
Forward mortgage loan contracts	—	—	68,030	(501)

Total	$1,390,301	$1,159	$1,106,128	$1,272

Derivative Classifications and Hedging Relationships:

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Prime Based Loan Hedges (3)	$225,000	$(864)	$100,000	$(47)
Derivatives Designated as Fair Value Hedges:
Hedging time deposits (4)	105,000	1,105	50,000	1,434
Hedging long-term debt (5)	50,000	52	150,000	187

Derivatives Not Designated as Hedges:
Customer initiated swaps and corresponding offsets (2)	1,010,301	866	713,290	—

Total	$1,390,301	$1,159	$1,013,290	$1,574

(1)	Fair value includes accrued interest of $1,837 and $1,191 for June 30, 2008 and December 31, 2007, respectively

(2)	Fair value includes accrued interest of $0 for both June 30, 2008 and December 31, 2007.

(3)	Fair value includes accrued interest of $257 and $0 for June 30. 2008 and December 31, 2007, respectively

(4)	Fair value includes accrued interest of $1,528 and $1,196 for June 30, 2008 and December 31, 2007, respectively.

(5)	Fair value includes accrued interest of $52 and ($4,829) for June 30, 2008 and December 31, 2007, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007

Summary of Operations (thousands)
Net interest income	$87,615	$88,312	$92,188	$94,873	$96,777
Provision for loan losses	74,480	30,619	6,055	3,765	31,857
Total fees and other income	27,058	30,925	29,296	30,596	31,278
Investment securities gains (losses)	—	—	—	8	—
Noninterest expense (1)	261,228	76,562	78,880	77,343	87,490
Income tax provision (benefit)	(19,401)	929	8,582	12,605	(911)
Net income (loss)	(201,634)	11,127	27,967	31,764	9,619
Taxable equivalent adjustment	4,611	4,679	4,673	4,620	4,629
Cash dividends	—	21,959	21,941	21,934	21,960

Per Common Share Data
Basic net income	$(2.53)	$0.15	$0.37	$0.42	$0.13
Diluted net income	(2.53)	0.15	0.37	0.42	0.13
Cash dividends	—	0.290	0.290	0.290	0.290
Market value (end of period)	2.82	12.43	14.51	16.11	18.30
Book value (end of period)	16.12	20.82	20.84	20.65	20.28

At Period End (millions)
Assets	$13,170	$13,539	$13,506	$13,223	$13,247
Portfolio loans	9,449	9,573	9,501	9,219	9,216
Deposits	8,661	8,487	8,302	7,942	8,082
Shareholders’ equity	1,546	1,577	1,578	1,562	1,534

Average for the Quarter (millions)
Assets	$13,296	$13,442	$13,305	$13,165	$13,241
Portfolio loans	9,514	9,499	9,335	9,163	9,170
Deposits	8,604	8,417	7,951	8,049	8,157
Shareholders’ equity	1,546	1,579	1,561	1,536	1,551

Ratios (annualized)
Return on average assets	(6.10)%	0.33%	0.83%	0.96%	0.29%
Return on average shareholders’ equity	(52.47)	2.83	7.11	8.20	2.49
Average equity to average assets	11.62	11.74	11.73	11.67	11.72
Net interest margin (FTE) (2)	3.11	3.12	3.26	3.39	3.44
Efficiency ratio (3)	219.00	61.79	62.52	59.45	65.94
Net loans charged off to average portfolio loans	2.93	0.74	0.84	0.34	0.87
Allowance for loan losses to portfolio loans	1.92	1.84	1.72	1.92	1.97
Nonperforming assets to portfolio loans plus ORAA (end of period)	3.01	3.39	2.64	2.06	1.58
Nonperforming assets to total assets (end of period)	2.17	2.41	1.86	1.44	1.10
Leverage ratio	8.71	7.40	7.53	7.49	7.33
Tier 1 capital ratio	10.80	9.04	9.18	9.28	9.09
Total capital ratio	13.03	11.26	11.66	11.78	11.59

(1)	Noninterest expense includes a goodwill impairment charge of $178.1 million in the second quarter of 2008 and restructuring and merger related expenses of ($0.4) million in the fourth quarter of 2007, $1.0 million in the third quarter of 2007, and $3.4 million in the second quarter of 2007.

(2)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(3)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and six month periods ended June 30, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on Citizens’ capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits or make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on Citizens’ financial condition and results of operations.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial position.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Citizens’ business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on Citizens’ expenses and results of operations.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on the goodwill or other intangible assets Citizens recorded at the time of the Republic merger such that it may need to record an impairment charge, which could result in a negative impact on results of operations.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on Citizens’ expenses and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	Citizens’ controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated

Financial Statements contained in the Corporation’s 2007 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2007 Annual Report on Form 10-K. Other than the following change, there have been no material changes to the policies or estimates made pursuant to those policies since the most recent fiscal year end. During the second quarter of 2008, Citizens recorded a goodwill impairment charge of $178.1 million. See Note 6 to the unaudited Consolidated Financial Statements in this report for information on goodwill.
Fair Value Measurements
Effective January 1, 2008, Citizens adopted Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 10 to the unaudited Consolidated Financial Statements in this report for information on fair value measurements.
Results of Operations
Summary
Citizens reported a net loss of $201.6 million for the three months ended June 30, 2008, which included a non-cash goodwill impairment charge, a credit writedown, and fair-value adjustments that together totaled $220.5 million ($205.6 million after-tax). The results for the second quarter of 2008 represent a decrease of $211.2 million from the second quarter of 2007 net income of $9.6 million. Diluted net income (loss) per share was $(2.53), a decrease of $2.66 per share from the same quarter of last year. Annualized returns on average assets and average equity during the second quarter of 2008 were (6.10)% and (52.47)%, respectively, compared with 0.29% and 2.49% for the second quarter of 2007.
For the first six months of 2008, Citizens recorded a net loss of $190.5 million, or $(2.46) per diluted share, which represents a decrease in net income of $231.6 million or $3.00 per diluted share from the same period of 2007. The decrease was primarily the result of the goodwill impairment charge, credit writedown and fair-value adjustments in the second quarter of 2008 as well as a higher provision for loan losses.
The continued decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. The provision for loan losses for the second quarter of 2008 was $74.5 million, compared with $30.6 million for the first quarter of 2008. Net charge-offs for the second quarter of 2008 totaled $69.3 million, compared with $17.4 million for the first quarter of 2008. The significant increases in the provision for loan losses and net charge-offs were primarily due to a $35.1 million credit writedown as a result of transferring nonperforming commercial real estate and residential mortgage loans to held for sale status and higher commercial real estate charge-offs due to continued deterioration in the Midwest economy.
Citizens took the following actions during the second quarter of 2008:
•	Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (net proceeds of $189.7 million) to enhance its balance sheet.

•	Citizens recorded a non-cash goodwill impairment charge of $178.1 million, which is not tax deductible and has no impact on tangible equity or regulatory capital ratios or Citizens’ overall liquidity position.

•	Citizens recorded a non-cash credit writedown and fair-value adjustments that totaled $42.4 million ($27.6 million after-tax). The writedown was comprised of three components:
o	Gross charge-offs of $35.1 million as a result of transferring $86.2 million of nonperforming commercial real estate and $41.7 million of nonperforming residential mortgage loans to held for sale (“HFS”) status at an aggregate estimated fair market value of $92.8 million;

o	Writedown of $2.3 million as a result of a fair-value adjustment (recorded in noninterest income) on $29.8 million of commercial real estate loans previously held for sale; and a

o	Writedown on Other Real Estate (“ORE”) of $5.0 million as a result of a fair-value adjustment (recorded in noninterest expense) on $34.2 million of commercial and residential repossessed assets.
Total assets at June 30, 2008 were $13.2 billion, a decrease of $336.0 million or 2.5% from December 31, 2007 and essentially unchanged from June 30, 2007. The decrease from December 31, 2007 was primarily the result of using the investment securities portfolio cash flow to reduce short-term borrowings and the aforementioned goodwill impairment charge. Total assets were essentially unchanged from June 30, 2007, as the investment securities and goodwill reductions were almost entirely offset by growth in commercial loans. Total portfolio loans were $9.4 billion at June 30, 2008, essentially unchanged from December 31, 2007 and an increase of $233.1 million or 2.5% over June 30, 2007. Total deposits at June 30, 2008 were $8.7 billion, an increase of $359.2 million or 4.3% over December 31, 2007 and an increase of $579.5 million or 7.2% over June 30, 2007. The increases were primarily the result of a new on-balance sheet sweep product for Citizens’ commercial clients introduced in late 2007.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2008 and 2007 is presented below.

Average Balances/Net Interest Income/Average Rates

	2008			2007
Three Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$2,379	$16	2.72%	$2,765	$19	2.64%
Investment securities (3):
Taxable	1,483,409	19,021	5.13	1,726,754	22,308	5.17
Tax-exempt	670,792	7,280	6.68	668,647	7,309	6.73
FHLB and Federal Reserve stock	148,838	1,898	5.12	132,895	1,397	4.22
Portfolio Loans (4):
Commercial and industrial	2,658,841	35,985	5.54	2,068,195	38,065	7.51
Commercial real estate	3,159,286	49,824	6.35	3,100,675	59,916	7.76
Residential mortgage	1,355,377	20,804	6.14	1,506,639	25,111	6.67
Direct consumer	1,517,420	25,203	6.68	1,655,217	32,409	7.85
Indirect consumer	823,530	13,696	6.69	838,899	13,953	6.67

Total portfolio loans	9,514,454	145,512	6.18	9,169,625	169,454	7.44
Loans held for sale	65,430	667	4.08	94,817	1,866	7.89

Total earning assets (3)	11,885,302	174,394	6.05	11,795,503	202,353	7.03
Nonearning Assets
Cash and due from banks	193,533			188,244
Bank premises and equipment	126,311			140,277
Investment security fair value adjustment	19,097			300
Other nonearning assets	1,249,579			1,286,255
Allowance for loan losses	(177,441)			(169,830)

Total assets	$13,296,381			$13,240,749

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$769,241	$1,261	0.66%	$841,026	$1,400	0.67%
Savings deposits	2,645,759	10,759	1.64	2,170,649	15,870	2.93
Time deposits	4,073,917	41,114	4.06	4,007,354	46,931	4.70
Short-term borrowings	337,373	1,836	2.19	741,617	9,064	4.90
Long-term debt	2,673,757	31,809	4.78	2,631,605	32,311	4.92

Total interest-bearing liabilities	10,500,047	86,779	3.32	10,392,251	105,576	4.07
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,114,849			1,138,134
Other liabilities	135,932			159,015
Shareholders’ equity	1,545,553			1,551,349

Total liabilities and shareholders’ equity	$13,296,381			$13,240,749

Net Interest Income		$87,615			$96,777

Interest Spread (5)			2.73%			2.96%
Contribution of noninterest bearing sources of funds			0.38			0.48

Net Interest Margin (5)(6)			3.11%			3.44%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $4.6 million for the three months ended June 30, 2008 and 2007, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2008			2007
Six Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$3,434	$46	2.68%	$1,808	$36	4.01%
Investment securities (3):
Taxable	1,506,082	40,044	5.32	1,832,008	46,099	5.03
Tax-exempt	674,746	14,650	6.68	669,399	14,637	6.73
FHLB and Federal Reserve stock	148,839	3,591	4.85	132,895	3,133	4.75
Portfolio Loans (4):
Commercial and industrial	2,611,432	73,131	5.73	2,014,734	75,284	7.67
Commercial real estate	3,150,765	103,711	6.62	3,127,056	119,519	7.71
Residential mortgage loans	1,386,545	43,767	6.31	1,521,057	50,671	6.66
Direct consumer	1,535,383	53,109	6.96	1,675,725	65,129	7.84
Indirect consumer	822,706	27,565	6.74	835,925	27,889	6.73

Total portfolio loans	9,506,831	301,283	6.40	9,174,497	338,492	7.46
Loans held for sale	69,744	1,897	5.44	119,275	4,672	7.88

Total earning assets (3)	11,909,676	361,511	6.25	11,929,882	407,069	7.02
Nonearning Assets
Cash and due from banks	199,318			188,502
Bank premises and equipment	128,263			139,954
Investment security fair value adjustment	25,695			1,719
Other nonearning assets	1,278,010			1,315,251
Allowance for loan losses	(171,628)			(168,806)

Total assets	$13,369,334			$13,406,502

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$772,999	$2,530	0.66%	$871,908	$3,064	0.71%
Savings deposits	2,529,242	25,008	1.99	2,220,812	32,443	2.95
Time deposits	4,105,737	87,174	4.27	4,105,947	95,128	4.67
Short-term borrowings	485,014	6,807	2.82	823,462	20,065	4.91
Long-term debt	2,669,559	64,065	4.82	2,521,684	61,251	4.89

Total interest-bearing liabilities	10,562,551	185,584	3.53	10,543,813	211,951	4.05
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,102,552			1,141,435
Other liabilities	142,135			169,556
Shareholders’ equity	1,562,096			1,551,698

Total liabilities and shareholders’ equity	$13,369,334			$13,406,502

Net Interest Income		$175,927			$195,118

Interest Spread (5)			2.72%			2.97%
Contribution of noninterest bearing sources of funds			0.40			0.47

Net Interest Margin (5)(6)			3.12%			3.44%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $9.3 million and $9.3 million for the six months ended June 30, 2008 and 2007, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.

The decrease in net interest margin from the second quarter of 2007 was primarily the result of deposit price competition resulting in lower spreads and longer deposit repricing lag-time, a shift in funding mix, pricing pressure on loans, and the movement of commercial loans to nonperforming status, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans. The shift in funding mix included funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits and a greater reliance on wholesale funding. The decline in net interest margin for the first six months of 2008 compared with the same period of 2007 was a result of the aforementioned factors.
Net interest income for the second quarter of 2008 decreased $9.2 million or 9.5% from the second quarter of 2007. The decrease was primarily the result of the lower net interest margin, partially offset by an increase of $89.8 million in average earning assets. The increase in average earning assets was primarily the result of an increase in commercial loan balances, partially offset by decreases in the investment portfolio due to maturing balances not being fully reinvested, as well as decreases to the residential mortgage and consumer loan portfolios due to lower demand in the current Midwest economic environment. The decline in net interest income for the first six months of 2008 compared with the same period of 2007 was a result of the aforementioned factors.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2008 compared with 2007	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$(2)	$1	$(3)	$10	$(15)	$25
Investment securities:
Taxable	(3,288)	(167)	(3,121)	(6,055)	2,499	(8,554)
Tax-exempt	(28)	(51)	23	14	(102)	116
FHLB and Federal Reserve stock	501	321	180	458	75	383
Loans:
Commercial and industrial	(2,079)	(11,457)	9,378	(2,153)	(21,550)	19,397
Commercial real estate	(10,092)	(11,205)	1,113	(15,808)	(16,724)	916
Residential mortgage loans	(4,307)	(1,897)	(2,410)	(6,904)	(2,571)	(4,333)
Direct consumer	(7,206)	(4,653)	(2,553)	(12,020)	(6,897)	(5,123)
Indirect consumer	(258)	(2)	(256)	(324)	49	(373)

Total portfolio loans	(23,943)	(29,214)	5,272	(37,209)	(47,693)	10,484
Loans held for sale	(1,198)	(729)	(469)	(2,774)	(1,175)	(1,599)

Total	(27,959)	(29,839)	1,882	(45,557)	(46,411)	855

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	(139)	(21)	(118)	(534)	(206)	(328)
Savings	(5,110)	(8,074)	2,964	(7,434)	(11,531)	4,097
Time	(5,817)	(6,585)	768	(7,954)	(7,949)	(5)
Short-term borrowings	(7,230)	(3,648)	(3,582)	(13,259)	(6,754)	(6,505)
Long-term debt	(502)	(1,014)	512	2,814	(878)	3,692

Total	(18,798)	(19,342)	544	(26,367)	(27,318)	951

Net Interest Income	$(9,160)	$(10,497)	$1,338	$(19,191)	$(19,093)	$(96)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income for the three month period reflects rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate.
Unfavorable rate variances on assets were partially offset by favorable rate variances on liabilities as a result of lower market interest rates. The favorable rate variance for FHLB and Federal Reserve Stock was due to an increase in the dividend yield on these securities.
Favorable volume variances on assets were partially offset by unfavorable volume variances on liabilities. Favorable volume variances on assets were the result of higher commercial loan balances, partially offset by lower balances for investments, residential mortgages, and consumer loans. Unfavorable volume variances resulted from maturing investment portfolio balances not being fully reinvested and a decrease in residential mortgage and consumer loan portfolio balances due to lower demand in the current Midwest economic environment. Unfavorable volume variances on liabilities resulted from higher balances for savings accounts, time deposits, and long-term debt, partially offset by lower balances for interest-bearing demand and short-term borrowings. The unfavorable volume variance on savings accounts resulted from growth in balances in the new commercial on-balance sheet sweep product. The favorable volume variance on short-term borrowings was primarily the result of a shift in the mix of funding to deposits.
The decrease in net interest income for the six month period reflects both rate and volume variances which were unfavorable in the aggregate.
Unfavorable rate variances on assets were partially offset by favorable rate variances on liabilities as a result of lower market interest rates. The favorable rate variances for taxable investment securities were the result of calls on four agency bonds that were held at a discount to their par values and an acceleration of the accretion of discounts on mortgage-backed securities resulting from an acceleration of principal repayments in the lower interest rate environment.
Unfavorable volume variances on liabilities were largely offset by favorable volume variances on assets. Unfavorable volume variances on liabilities resulted from higher balances for savings and long-term debt, partially offset by lower balances on interest-bearing demand and short-term borrowings due to a shift in the funding mix. Favorable volume variances on assets were the result of higher balances on commercial loans, partially offset by lower balances on investment securities as a result of not being fully reinvested and a decrease in residential mortgage and consumer loan portfolio balances due to lower demand in the current Midwest economic environment.
Citizens anticipates net interest income for the third quarter of 2008 will be consistent with the second quarter of 2008.
Noninterest Income
Noninterest income for the second quarter of 2008 was $27.1 million, a decrease of $4.2 million or 13.5% from the second quarter of 2007. For the first six months of 2008, noninterest income totaled $58.0 million, a decrease of $4.7 million from the same period of 2007. The second quarter of 2008 included a $2.3 million loss as a result of the aforementioned fair-value adjustment on commercial real estate loans held for sale.

Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2008		June 30,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Service charges on deposit accounts	$12,036	$12,080	$(44)	(0.4)%	$23,502	$23,186	$316	1.4%
Trust fees	4,608	5,003	(395)	(7.9)	9,392	9,958	(566)	(5.7)
Mortgage and other loan income	3,023	4,258	(1,235)	(29.0)	6,367	10,395	(4,028)	(38.8)
Brokerage and investment fees	2,211	2,182	29	1.3	4,127	3,731	396	10.6
ATM network user fees	1,677	1,640	37	2.3	3,090	3,219	(129)	(4.0)
Bankcard fees	1,924	1,443	481	33.3	3,668	2,623	1,045	39.8
Gains (losses) on held for sale loans	(2,248)	—	(2,248)	—	(2,247)	—	(2,247)	N/M
Other income	3,827	4,672	(845)	(18.1)	10,084	9,589	495	5.2

Total fees and other income	27,058	31,278	(4,220)	(13.5)	57,983	62,701	(4,718)	(7.5)
Investment securities gains	—	—	—	—	—	(33)	33	(100.0)

Total noninterest income	$27,058	$31,278	$(4,220)	(13.5)	$57,983	$62,668	$(4,685)	(7.5)

N/M — Not Meaningful
The decrease in noninterest income from the second quarter of 2007 was primarily due to a net loss on HFS loans, lower mortgage and other loan income and lower other income, partially offset by higher bankcard fees. The net loss on HFS loans was primarily the result of the aforementioned fair-value adjustment. The decrease in mortgage and other loan income was primarily the result of lower mortgage sales during the second quarter of 2008. The decrease in other income was due to a lower unrealized gain on deferred compensation plan assets. Bankcard fees increased as a result of higher client debit card volume.
The decrease in noninterest income from the first six months of 2007 was primarily due to lower mortgage and other loan income and a net loss on HFS loans, partially offset by higher bankcard fees, higher other income, and a net increase from minor changes in several other categories, in each case as a result of the aforementioned factors. In addition, the increase in other income was primarily the result of a $2.1 million gain realized in the first quarter of 2008 due to Citizens’ receipt of proceeds from the partial redemption of its Visa shares, partially offset by a lower unrealized gain on deferred compensation plan assets.
Citizens anticipates total noninterest income for the third quarter of 2008 will be higher than the second quarter of 2008 due to the $2.3 million net loss on HFS loans recorded in the second quarter of 2008 as part of the fair-value adjustments, partially offset by lower mortgage origination volume.
Noninterest Expense
Noninterest expense for the second quarter of 2008 was $261.2 million, an increase of $173.7 million over the second quarter of 2007. For the first six months of 2008, noninterest expense totaled $337.8 million, an increase of $166.6 million over the same period of 2007. The second quarter of 2008 included a $178.1 million goodwill impairment charge and a $5.0 million net loss as a result of the aforementioned fair-value adjustment on commercial and residential repossessed assets.

Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change in 2008		June 30,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries and employee benefits	$39,046	$45,971	$(6,925)	(15.1)%	$81,271	$90,136	$(8,865)%	(9.8)%
Occupancy	6,954	8,076	(1,122)	(13.9)	14,629	15,986	(1,357)	(8.5)
Professional services	4,531	4,351	180	4.1	8,294	8,503	(209)	(2.5)
Equipment	3,420	3,655	(235)	(6.4)	6,650	7,566	(916)	(12.1)
Data processing services	4,233	4,506	(273)	(6.1)	8,537	8,636	(99)	(1.1)
Advertising and public relations	1,458	3,292	(1,834)	(55.7)	3,296	5,067	(1,771)	(35.0)
Postage and delivery	2,058	2,196	(138)	(6.3)	3,785	4,160	(375)	(9.0)
Other loan expenses	3,448	1,080	2,368	219.3	5,259	1,992	3,267	164.0
ORE expenses, profits, and losses, net	6,394	135	6,259	N/M	7,636	34	7,602	N/M
Intangible asset amortization	2,333	2,954	(621)	(21.0)	4,780	6,072	(1,292)	(21.3)
Goodwill impairment	178,089	—	178,089	—	178,089	—	178,089	—
Restructuring and merger-related expenses	—	3,408	(3,408)	N/M	—	7,594	(7,594)	N/M
Other expenses	9,264	7,866	1,398	17.8	15,564	15,454	110	0.7

Total noninterest expense	$261,228	$87,490	$173,738	198.6	$337,790	$171,200	$166,590	97.3

N/M — Not Meaningful
The increase over the second quarter of 2007 was primarily the result of the aforementioned goodwill impairment charge and, to a lesser extent, higher ORE expenses, profits, and losses, net, other loan expenses and other expense, partially offset by a general decline in all other expenses due to cost savings and efficiencies implemented throughout 2007 following completion of the Republic merger as well as the effect of $3.4 million in restructuring and merger-related expenses incurred in the second quarter of 2007. The increase in ORE expenses, profit, and losses, net was primarily the result of the aforementioned $5.0 million fair-value adjustment. The increase in other loan expenses was primarily the result of higher other mortgage processing fees due to the alliance with PHH Mortgage entered into in the first quarter of 2008, higher expenses related to processing commercial loans, higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans, and higher provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. The increase in other expense was primarily the result of exiting two third-party contracts, higher non-credit related losses, and higher FDIC premiums as a result of a mandatory phase-out of FDIC credits.
Salary costs included severance expense of less than $0.1 million for the second quarter of 2008 and $2.8 million for the second quarter of 2007. Citizens had 2,321 full-time equivalent employees at June 30, 2008 compared with 2,348 at June 30, 2007.
The increase in noninterest expense over the first six months of 2007 was primarily due to the aforementioned $178.1 million goodwill impairment charge, the $5.0 million fair-value adjustment on ORE, and higher other loan expenses due to the factors discussed above. These increases were partially offset by a general decline in all other expense categories due to cost savings and efficiencies implemented during 2007 as well as the effect of $7.6 million in restructuring and merger-related expenses incurred in 2007.
Citizens anticipates total noninterest expense for the third quarter of 2008 will be slightly higher than the second quarter of 2008, excluding the $178.1 million goodwill impairment charge and the $5.0 million loss on ORE as part of the fair-value adjustments, primarily due to higher expenses associated with repossessed commercial and residential real estate. While the aforementioned goodwill impairment charge is an estimate, Citizens does not anticipate the results of the more thorough analysis it is currently undertaking to be materially different (see “ - Financial Condition — Goodwill”). There can be no assurance, however, that further interim assessments of goodwill will not be necessary due to further developments in the banking industry or Citizens’ markets or that any assessment of goodwill will not result in further material charges.
Income Taxes
The effective tax rate for the second quarter of 2008 was 8.78%. Pre-tax income includes several items that are excluded from the tax calculation, such as the $178.1 million goodwill impairment charge and tax-exempt interest. Citizens anticipates that the effective tax rate for 2008 will be approximately 5% — 9%.
Income tax provision (benefit) for the second quarter of 2008 was $(19.4) million, a decrease of $18.5 million from the second quarter of 2007. For the first six months of 2008, the income tax provision (benefit) totaled $(18.5)

million, a decrease of $28.6 million from the same period of 2007. The decreases were primarily the result of lower pre-tax income, excluding the goodwill impairment charge which is not tax-deductible, as well as the first quarter of 2008 recognition of a $1.5 million discrete tax item.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Specialty Commercial, Regional Banking, Wealth Management and Other. For additional information about each line of business, see Note 17 to the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K and Note 14 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Specialty Commercial	$(190,644)	$(5,205)	$(194,013)	$8,215
Regional Banking	5,139	15,612	21,416	39,950
Wealth Management	497	942	1,475	1,372
Other	(16,626)	(1,730)	(19,385)	(8,426)

Net Income	$(201,634)	$9,619	$(190,507)	$41,111

Specialty Commercial
Net income declined in both the three and six month periods ended June 30, 2008 as compared with the same periods of the prior year. The decline in both periods was a result of lower net interest income and noninterest income, as well as an increase in the provision for loan losses and noninterest expense. The decrease in net interest income was largely a result of increased movement of commercial real estate loans to nonperforming status. The decrease in noninterest income was primarily due to the $2.3 million fair-value adjustment on commercial real estate loans held for sale that occurred in the second quarter of 2008. The increase in the provision for loan losses was primarily the result of the aforementioned fair-value adjustment and higher net charge-offs in the commercial real estate portfolio. The increase in noninterest expense was primarily the result of the $178.1 million goodwill impairment charge which related entirely to the Specialty Commercial line of business, and to a lesser extent, an increase in foreclosure related expense.
Regional Banking
Net income declined in both the three and six month periods ended June 30, 2008 as compared with the same periods of the prior year. The decline in both periods was primarily the result of lower net interest income and an increase in the provision for loan losses. The decrease in net interest income was primarily the result of lower spreads on deposits which was driven by competitive pricing pressure along with changes in the deposit product mix as funds continue to migrate into higher rate products. The increase in the provision for loan losses was primarily the result of higher net charge-offs related to the home equity and other direct consumer loan portfolios. Noninterest income was essentially unchanged for the three month period and declined for the six month period. The decline for the six month period was primarily the result of lower mortgage income due to lower consumer demand, partially offset by an increase in bankcard income. Noninterest expense increased for the three month period and decreased for the six month period. The increase for the three month period was primarily the result of higher loan expenses to process residential mortgage loans along with higher losses related to mortgage loan indemnification payments to third party investors. The decrease in the six month period was a result of lower compensation expense due to cost savings and efficiencies implemented in 2007 following the completion of the Republic merger.
Wealth Management
Net income decreased for the three month period ended June 30, 2008, and increased for the six month period ended June 30, 2008 as compared with the same periods of the prior year. The decrease in the three month period was driven by lower noninterest income as a result of lower trust fees and higher noninterest expense as a result of higher legal and compensation expenses. The increase in net income for the six month period was primarily the result of higher noninterest income. Trust assets under administration were $2.4 billion at June 30, 2008, a decrease of $0.3 billion from June 30, 2007.

Other
Net income declined in both the three month and six month periods ended June 30, 2008 as compared with the same periods of the prior year. The decrease in both periods was primarily the result of lower net interest income and an increase in the provision for loan losses, partially offset by lower noninterest expense. The reduction in net interest income was primarily the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in the provision for loan losses was primarily the result of the aforementioned fair-value adjustment on nonperforming residential mortgage loans which were transferred to loans held for sale. The decrease in noninterest expense was primarily the result of restructuring and merger-related expenses, severance expense, an advertising campaign to build awareness of the Citizens’ brand, and other expenses related to integration activities that were incurred in both the first and second quarters of 2007.
Financial Condition
Total assets at June 30, 2008 were $13.2 billion, a decrease of $336.0 million or 2.5% from December 31, 2007 and essentially unchanged from June 30, 2007. The decrease from December 31, 2007 was primarily the result of using the investment securities portfolio cash flow to reduce short-term borrowings and the aforementioned goodwill impairment. Total assets were essentially unchanged from June 30, 2007, as the investment securities and goodwill reductions were almost entirely offset by growth in commercial loans.
Investment Securities
Investment securities at June 30, 2008 decreased $136.7 million or 6.0% from December 31, 2007 to $2.1 billion and decreased $210.9 million or 9.0% from June 30, 2007. The decreases were primarily the result of using portfolio cash flow to fund commercial loan growth and to reduce short-term borrowings.
Portfolio Loans
Total portfolio loans were $9.4 billion at June 30, 2008, essentially unchanged from December 31, 2007 and an increase of $233.1 million or 2.5% over June 30, 2007.
Total commercial loans at June 30, 2008 were $5.8 billion, an increase of $150.8 million or 2.7% over December 31, 2007 and an increase of $565.9 million or 10.8% over June 30, 2007. The increases were primarily the result of new relationships in all of Citizens’ markets, partially offset by a reduction in the commercial real estate portfolio due to the aforementioned transfer of nonperforming commercial real estate loans to loans held for sale and managed reductions in several loans. When compared with June 30, 2007, the increase in commercial and industrial loans also reflects growth from the Citizens Bank Business Finance division (the asset-based lending unit). The following table displays historical commercial loan portfolios by segment.
Commercial Loan Portfolio

	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,
in millions	2008	2008	2007	2007	2007

Land Hold	$49.8	$61.6	$63.8	$78.9	$81.6
Land Development	128.2	159.2	167.8	161.0	178.7
Construction	344.1	370.7	342.6	376.3	371.2
Income Producing	1,569.9	1,567.3	1,526.0	1,338.8	1,338.9
Owner-Occupied	1,009.3	1,015.6	997.0	1,113.5	1,115.6

Total Commercial Real Estate	3,101.3	3,174.4	3,097.2	3,068.5	3,086.0
Commercial and Industrial	2,703.8	2,653.8	2,557.1	2,236.2	2,153.2

Total Commercial Loans	$5,805.1	$5,828.2	$5,654.3	$5,304.7	$5,239.2

The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the above table. Land hold loans are secured by undeveloped land which has been acquired for future development. Land development loans are secured by land being developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction.

Construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied by the owner for ongoing operations.
Residential mortgage loans at June 30, 2008 decreased $136.5 million or 9.4% from December 31, 2007 to $1.3 billion and decreased $185.7 million or 12.4% from June 30, 2007. The decreases were primarily the result of weaker consumer demand in Citizens’ markets, the sale of more than 70% of new mortgage originations into the secondary market, and the aforementioned transfer of $41.7 million in nonperforming residential mortgage loans to loans held for sale.
Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $70.0 million or 4.5% from December 31, 2007 and decreased $133.7 million or 8.2% from June 30, 2007. The decreases were due to weaker consumer demand, which is being experienced throughout the industry.
Indirect consumer loans, which are primarily marine and recreational vehicle loans, at June 30, 2008 were essentially unchanged from December 31, 2007 at $832.8 million and decreased $13.4 million or 1.6% from June 30, 2007. The decrease from June 30, 2007 was primarily the result of lower consumer demand compared with one year ago.
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
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify, monitor, and mitigate any potential credit quality issues and losses in a proactive manner. By consistently monitoring credits and pre-emptively addressing loan issues, Citizens strives to protect shareholder value through all economic cycles. The following tables represent six qualitative aspects of the loan portfolio that illustrate the overall level of risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — This table illustrates the commercial loans that, while still accruing interest, may be at risk due to general economic conditions or changes in a borrower’s financial status.
•	Nonperforming Assets (3-quarter and 5-quarter versions) — These tables illustrate the loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in these tables are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.

     Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Delinquency Rates By Loan Portfolio
30 to 89 days Past Due

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$9.3	18.67%	$6.6	10.71%	$4.6	7.21%	$4.2	5.32%	$2.9	3.55%
Land Development	1.1	0.86	16.3	10.24	28.7	17.10	18.4	11.43	22.7	12.70
Construction	11.9	3.46	10.5	2.83	31.7	9.25	17.6	4.68	11.1	2.99
Income Producing	48.5	3.09	29.3	1.87	54.0	3.54	31.2	2.33	24.1	1.80
Owner-Occupied	18.6	1.84	19.0	1.87	20.3	2.04	10.8	0.97	17.1	1.54

Total Commercial Real Estate	89.4	2.88	81.7	2.57	139.3	4.50	82.2	2.68	77.9	2.53
Commercial and Industrial	29.5	1.09	39.9	1.50	39.0	1.53	22.0	0.98	22.7	1.05

Total Commercial Loans	118.9	2.05	121.6	2.09	178.3	3.15	104.2	1.96	100.6	1.92

Residential Mortgage	38.5	2.94	33.5	2.40	46.4	3.21	37.7	2.58	38.5	2.58
Direct Consumer	18.4	1.22	21.7	1.42	24.3	1.55	21.5	1.34	19.6	1.20
Indirect Consumer	14.4	1.73	13.3	1.62	15.9	1.92	14.7	1.73	11.6	1.37

Total Delinquent Loans	$190.2	2.01%	$190.1	1.99%	$264.9	2.79%	$178.1	1.93%	$170.3	1.85%

Total delinquencies at June 30, 2008 were essentially unchanged from March 31, 2008 at $190.2 million as decreases in the commercial and industrial and direct consumer portfolios were essentially offset by increases in the other portfolios. The decline in commercial and industrial was primarily the result of loans migrating to nonperforming status. The increase in commercial real estate was primarily in the income producing segment due to three loans. The increase in residential mortgage was primarily the result of seasonal client behavior during the first quarter of 2008, which historically has a lower delinquency rate. These portfolios continue to be affected by the weak Midwest economy and its related impact on real estate values and development.
      Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, and other pertinent trends. During these reviews, action plans are affirmed to address emerging problem loans or to implement a specific plan for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.
Commercial Watchlist
Accruing loans only

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$24.2	48.59%	$27.7	44.97%	$27.1	42.48%	$27.0	34.22%	$25.2	30.88%
Land Development	47.5	37.05	55.9	35.11	72.7	43.33	52.3	32.48	73.0	40.85
Construction	86.3	25.08	66.7	17.99	90.1	26.30	91.7	24.37	101.4	27.32
Income Producing	239.3	15.24	221.3	14.12	225.5	14.78	173.8	12.98	161.0	12.02
Owner-Occupied	161.8	16.03	155.8	15.34	153.0	15.35	213.0	19.13	219.4	19.67

Total Commercial Real Estate	559.1	18.03	527.4	16.61	568.4	18.35	557.8	18.18	580.0	18.79
Commercial and Industrial	432.5	16.00	407.1	15.34	387.4	15.15	362.4	16.21	359.8	16.71

Total Watchlist Loans	$991.6	17.08%	$934.5	16.03%	$955.8	16.90%	$920.2	17.35%	$939.8	17.94%

Accruing watchlist loans at June 30, 2008 increased $57.1 million or 6.1% over March 31, 2008. The increase was primarily the result of reviewing smaller commercial real estate construction and income producing loans as well as several asset-based loans, which are monitored daily, included in the commercial and industrial category.

     Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. The table below provides a summary of nonperforming assets as of June 30, 2008, December 31, 2007 and June 30, 2007.
Nonperforming Assets

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007

Nonperforming Loans
Commercial	$31,599	$12,659	$8,563
Commercial real estate	75,082	110,159	60,797

Total commercial	106,681	122,818	69,360
Residential mortgage	12,414	46,865	35,397
Direct consumer	16,273	13,657	9,140
Indirect consumer	1,373	2,057	1,053

Total consumer	17,646	15,714	10,193

Total nonaccrual loans	136,741	185,397	114,950
Loans 90 days past due and still accruing	2,179	3,650	1,127
Restructured loans	285	315	348

Total nonperforming portfolio loans	139,205	189,362	116,425
Nonperforming loans held for sale	92,658	21,676	5,128
Other Repossessed Assets Acquired (ORAA)	54,066	40,502	24,811

Total nonperforming assets	$285,929	$251,540	$146,364

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	3.01%	2.64%	1.58%
Nonperforming assets as a percent of total assets	2.17	1.86	1.10
Allowance for loan loss as a percent of nonperforming loans	130.54	86.26	155.57
Allowance for loan loss as a percent of nonperforming assets	63.55	64.94	123.74

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $285.9 million at June 30, 2008, an increase of $34.4 million or 13.7% over December 31, 2007 and an increase of $139.5 million over June 30, 2007. The increase over December 31, 2007 was primarily the result of higher nonperforming commercial real estate loans, which migrated from accruing watchlist due to the continued deterioration of the Midwest economy, higher other repossessed assets acquired which migrated from the loan portfolio after incurring partial charge-offs, and an increase in nonperforming commercial and industrial loans due to three accruing loans migrating from the watchlist. These increases were partially offset by the effects of the aforementioned $42.4 million net credit writedown and fair-value adjustments, which was comprised of: 1) a $127.9 million decrease in nonperforming loans ($86.2 million in commercial real estate and $41.7 million in residential mortgage); 2) a $5.0 million decrease in other repossessed assets acquired; and 3) a net increase of $90.4 million in nonperforming held for sale loans. The increase over June 30, 2007 was primarily the result of deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest, partially offset by the aforementioned credit writedown and fair-value adjustments. Nonperforming assets at June 30, 2008 represented 3.01% of total loans plus other repossessed assets acquired compared with 2.64% at December 31, 2007 and 1.58% at June 30, 2007. Nonperforming commercial loan inflows were $54.5 million in the second quarter of 2008 compared with $48.4 million in the second quarter of 2007.
Nonperforming commercial loan outflows were $135.9 million in the second quarter of 2008 compared with $28.5 million in the second quarter of 2007. The second quarter of 2008 outflows included $59.2 million that transferred to nonperforming loans held for sale, $12.6 million in loans that returned to accruing status, $11.9 million in loan payoffs and paydowns, $42.6 million in charged-off loans, and $9.6 million transferring to other repossessed assets acquired.

Nonperforming Assets

	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$3.4	6.83%	$5.5	8.93%	$4.5	7.05%	$3.0	3.80%	$0.2	0.25%
Land Development	22.8	17.78	46.4	29.15	35.6	21.22	40.4	25.09	17.7	9.90
Construction	12.6	3.66	51.9	14.00	28.8	8.41	18.6	4.94	20.9	5.63
Income Producing	23.1	1.47	40.5	2.58	21.5	1.41	26.5	1.98	14.8	1.11
Owner-Occupied	13.2	1.31	23.5	2.31	19.7	1.98	9.0	0.81	7.2	0.65

Total Commercial Real Estate	75.1	2.42	167.8	5.29	110.1	3.55	97.5	3.18	60.8	1.97
Commercial and Industrial	31.6	1.17	20.3	0.76	12.7	0.50	9.4	0.42	8.6	0.40

Total Nonperforming Commercial Loans	106.7	1.84	188.1	3.23	122.8	2.17	106.9	2.02	69.4	1.32

Residential Mortgage	12.4	0.95	45.8	3.29	46.9	3.25	32.8	2.25	35.4	2.37
Direct Consumer	16.3	1.09	13.5	0.88	13.7	0.87	10.9	0.68	9.1	0.56
Indirect Consumer	1.4	0.17	1.7	0.21	2.1	0.25	1.8	0.21	1.1	0.13
Loans 90+ days still accruing and restructured	2.4	0.03	4.4	0.05	3.9	0.04	2.4	0.03	1.4	0.02

Total Nonperforming Portfolio Loans	139.2	1.47%	253.5	2.65%	189.4	1.99%	154.8	1.68%	116.4	1.26%
Nonperforming Held for Sale	92.6		22.8		21.6		5.8		5.1
Other Repossessed Assets Acquired	54.1		50.3		40.5		30.4		24.9

Total Nonperforming Assets	$285.9		$326.6		$251.5		$191.0		$146.4

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
     Allowance for Loan Losses, Provision for loan losses, and Net Charge-Offs
A summary of loan loss experience during the three and six months ended June 30, 2008 and 2007 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Allowance for loan losses — beginning of period	$176,528	$169,239	$163,353	$169,104
Provision for loan losses	74,480	31,857	105,099	35,357
Charge-offs	71,040	22,335	89,649	28,211

Recoveries	1,750	2,357	2,915	4,868

Net charge-offs	69,290	19,978	86,734	23,343

Allowance for loan losses — end of period	$181,718	$181,118	$181,718	$181,118

Portfolio loans outstanding at period end (1)	$9,449,016	$9,215,964	$9,449,016	$9,215,964
Average portfolio loans outstanding during period (1)	9,514,454	9,169,625	9,506,831	9,174,497
Allowance for loan losses as a percentage of portfolio loans	1.92%	1.97%	1.92%	1.97%
Ratio of net charge-offs during period to average portfolio loans (annualized)	2.93	0.87	1.83	0.51

(1)	Balance exclude mortgage loans held for sale.
A summary of net charge-off experience in each of the five most recent fiscal quarters is provided below.

Net Charge-Offs

	Three Months Ended
	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**

Land Hold	$0.7	5.62%	$0.5	3.25%	$0.4	2.51%	$—	—%	$—	—%
Land Development	16.4	51.17	6.6	16.58	6.3	15.02	0.4	0.99	6.4	14.33
Construction	13.8	16.04	1.2	1.29	1.8	2.10	0.1	0.11	4.1	4.43
Income Producing	7.7	1.96	0.9	0.23	2.4	0.63	0.1	0.03	2.3	0.69
Owner-Occupied	3.4	1.35	(0.1)	(0.04)	(0.2)	(0.08)	0.6	0.22	0.9	0.32

Total Commercial Real Estate	42.0	5.42	9.1	1.15	10.7	1.38	1.2	0.16	13.7	1.78
Commercial and Industrial	0.6	0.09	0.9	0.14	1.4	0.22	0.6	0.11	1.8	0.33

Total Commercial Loans	42.6	2.94	10.0	0.69	12.1	0.86	1.8	0.14	15.5	1.19

Residential Mortgage	20.7	6.33	1.8	0.52	2.0	0.55	1.6	0.44	0.7	0.18
Direct Consumer	3.1	0.83	3.0	0.79	2.3	0.59	2.6	0.65	2.6	0.64
Indirect Consumer	2.9	1.39	2.6	1.27	3.3	1.59	1.9	0.88	1.2	0.58

Total Net Charge-offs	$69.3	2.93%	$17.4	0.74%	$19.7	0.84%	$7.9	0.34%	$20.0	0.87%

**	Represents an annualized rate.
The increase in net charge-offs in the second quarter of 2008 was primarily the result of the aforementioned $35.1 million fair-value adjustment ($16.8 million on commercial real estate and $18.3 million on residential mortgage) and higher commercial real estate charge-offs. During May 2008, Citizens performed an evaluation of its nonperforming commercial real estate and residential mortgage loan portfolios due to continued deterioration in the underlying collateral values for loans secured by real estate, the continued challenges in the Midwest economy, and an expectation of a more protracted workout period. Based on this review, Citizens identified certain assets that it elected to market for sale and recorded the aforementioned fair-value adjustment as a charge-off and moved the loans to held for sale status.
After determining what Citizens believes is an adequate allowance for loan losses, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses identified based on the risk in the portfolio and the quarterly net charge-offs. The provision for loan losses was $74.5 million in the second quarter of 2008, compared with $30.6 million in the first quarter of 2008 and $31.9 million in the second quarter of 2007. The increases were primarily the result of the aforementioned transfer of nonperforming commercial real estate and residential mortgage loans to loans held for sale, higher commercial real estate charge-offs, and the continued migration of certain commercial real estate watchlist loans to nonperforming status. This migration, which occurred due to the higher likelihood that portions of these loans may eventually be charged-off, caused an increase in the allowance for loan losses. For the first six months of 2008, the provision for loan losses totaled $105.1 million compared with $35.4 million for the same period of 2007 due to the aforementioned factors.
The allowance for loan losses totaled $181.7 million or 1.92% of portfolio loans at June 30, 2008, compared with $163.4 million or 1.72% at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and, to a lesser extent, an increase in the trend of residential mortgage charge-offs. Based on current conditions and expectations, it is Citizens’ belief that the allowance for loan losses at June 30, 2008 is adequate to address the estimated loan losses inherent in the existing loan portfolio. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a risk allocated allowance that is comprised of several homogeneous loan pool valuation allowances based on historical data with additional qualitative risk determined by the judgment of management, and a general valuation allowance that reflects the Corporation’s evaluation of a number of other risk factors. The specific allowance was $17.6 million at June 30, 2008, compared with $17.8 million at December 31, 2007. The risk allocated allowance was $158.5 million at June 30, 2008, compared with $139.5 million at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and an increase in recent loss history for the residential mortgage and direct consumer portfolios. The general valuation allowance was $6.7 million at June 30, 2008, compared with $6.1 million at December 31, 2007. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2007 Annual Report on Form 10-K.
Citizens anticipates commercial net charge-offs for the third quarter of 2008 will be higher than the first quarter of 2008 but less than half of the commercial net charge-offs for the second quarter of 2008. Additionally, Citizens anticipates total consumer net charge-offs will be consistent with the first quarter of 2008. Citizens anticipates the provision for loan losses will be higher than net charge-offs due to growth in historical loss migration metrics used to calculate the allowance for loan losses. Given the uncertainties in the Midwest economy and the real estate markets, however, there can be no assurance that more additions to the allowance for loan losses will not be necessary over the next several quarters.
Loans Held for Sale
Loans held for sale at June 30, 2008 increased $35.7 million or 47.1% over December 31, 2007 to $111.5 million and increased $25.6 million or 29.8% over June 30, 2007. The increases were primarily the result of transferring $92.8 million (the aforementioned $127.9 million net of the fair-value adjustment) in nonperforming commercial real estate and residential mortgage loans to loans held for sale, partially offset by a decrease in residential mortgage origination volume awaiting sale in the secondary market as a result of faster funding through Citizens’ alliance with PHH Mortgage that began in the first quarter of 2008 and, to a lesser extent, a decline in commercial loans held for sale due to customer paydowns, adjustments to reflect current fair-market value, and transfers to ORE status.
Goodwill
Goodwill at June 30, 2008 was $597.2 million, a decrease of $178.1 million or 23.0% from December 31, 2007 and a decrease of $183.7 million or 23.5% from June 30, 2007. The declines were due to a $178.1 million goodwill impairment charge recorded in the second quarter of 2008 with respect to the entire amount of goodwill previously allocated to the Specialty Commercial line of business after Citizens conducted interim analyses to determine if the fair value of the assets and liabilities in the Regional Banking and Specialty Commercial lines of business exceeded their carrying amounts. Citizens determined it was necessary to perform these analyses as a result of ongoing volatility in the financial industry, Citizens’ market capitalization decreasing to a level below tangible book value, and continued deterioration in the credit quality of Citizens’ commercial real estate portfolio. The goodwill impairment will be finalized upon completion of a step-two analysis as prescribed by SFAS 142, “Goodwill and Other Intangible Assets,” during the third quarter of 2008. Citizens does not anticipate the results of this analysis to be materially different from the estimate. This interim goodwill assessment will not change the timing of Citizens’ annual goodwill impairment test, which will be performed in the fourth quarter. There can be no assurance, however, that further interim assessments of goodwill will not be necessary due to further developments in the banking industry or Citizens’ markets or that any assessment of goodwill will not result in further material charges.
Deposits
Total deposits at June 30, 2008 were $8.7 billion, an increase of $359.2 million or 4.3% over December 31, 2007 and an increase of $579.5 million or 7.2% over June 30, 2007. Core deposits, which exclude all time deposits, totaled $4.5 billion at June 30, 2008, an increase of $394.2 million or 9.5% over December 31, 2007 and an increase of $408.2 million or 9.9% over June 30, 2007. The increases in core deposits were primarily the result of a new on-balance sheet sweep product for Citizens’ commercial clients introduced in late 2007 and migration of funds from time deposits to savings. The increase over June 30, 2007 was partially offset by the migration of funds from lower-cost deposits to time deposits with higher yields during 2007. Time deposits totaled $4.1 billion at June 30, 2008, essentially unchanged from December 31, 2007 and an increase of $171.3 million or 4.3% over June 30, 2007. The increase was primarily the result of a shift in funding mix from short-term borrowings to brokered certificates of deposit.
At June 30, 2008, Citizens had approximately $1.4 billion in time deposits of $100,000 or more, compared with $1.6 billion at December 31, 2007 and $1.6 billion at June 30, 2007. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize the use of higher cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies. Although, Citizens has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding, Citizens has increased the use of this funding source when appropriate. At June 30, 2008, Citizens had $793.5 million in brokered deposits, compared with $574.3 million at December 31, 2007 and $321.8 million at June 30, 2007. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans. Short-term borrowed funds at June 30, 2008 totaled $345.0 million, a decrease of $197.1 million from December 31, 2007 and a decrease of $342.1 million from June 30, 2007. The decrease from December 31, 2007 was primarily the result of a decline in federal funds purchased. The decrease from June 30, 2007 was primarily the result of a decline in federal funds purchased and retiring dealer repurchase agreements, partially offset by an increase in treasury, tax, and loans balances.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2008 totaled $2.5 billion, a decrease of $441.2 million or 15.0% from December 31, 2007 and a decrease of $310.3 million from June 30, 2007. The decreases were primarily the result of a shift in the mix of funding to deposits and the use of the proceeds from the issuance of equity securities in June 2008 to paydown debt.
Citizens renegotiated certain terms of the $50.0 million variable rate note in the first quarter of 2008. As part of the negotiations, the maturity of the note was changed from May 1, 2011 to May 1, 2010. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The cost of the term loan is LIBOR plus 110 basis points for the third quarter of 2008. Citizens is required to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was in full compliance with all related covenants as of June 30, 2008.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of June 30, 2008, December 31, 2007 and June 30, 2007 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	June 30,	December 31,	June 30,
	Required	Capitalized”	2008	2007	2007

Risk based:
Tier 1 capital	4.00%	6.00%	10.80%	9.18%	9.09%
Total capital	8.00	10.00	13.03	11.66	11.59

Tier 1 Leverage	4.00	5.00	8.71	7.53	7.33
Shareholders’ equity at June 30, 2008 was $1.5 billion, essentially unchanged from December 31, 2007 and June 30, 2007. Book value per common share at June 30, 2008, December 31, 2007, and June 30, 2007 was $16.12, $20.84, and $20.28, respectively. Citizens has taken actions during 2008 to enhance capital and maintain a strong balance sheet. On April 17, 2008, the Board of Directors voted to suspend the common stock quarterly cash dividend. During May 2008, Citizens recorded the aforementioned goodwill impairment, credit writedown, and fair-value adjustments that together reduced shareholder’s equity by $205.6 million. On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“preferred stock”) that together increased shareholders’ equity by $189.7 million (net of issuance costs and the underwriting discount). At the time of the issuance, Citizens granted the underwriters a 15% over-allotment option on each offering, which they elected not to exercise. The newly issued shares of common stock trade on the Nasdaq Global Select Market under the symbol CRBC and the preferred stock trades on the New York Stock Exchange under the symbol CTZPrB. Shareholder approval is required to increase the number of authorized common shares to allow for conversion of the preferred stock to common stock and Citizens intends to hold a special shareholder meeting in mid September 2008 to seek such approval. The preferred stock (which is not redeemable) will automatically convert to a total of 30.1 million shares of Citizens’ common stock five business days after the approval date. Management believes these are crucial steps to weathering the current adverse economic conditions and providing a better return for its shareholders in the long run.
During the second quarter of 2008, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. For the first six months of 2008, the Holding Company received $28.5 million in dividends from subsidiaries and paid $22.0 million in dividends to its shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. As of June 30, 2008 the subsidiary banks are able to pay dividends of $3.4 million to the Holding Company without prior regulatory approval.
The ability of the Holding Company to borrow funds on both a short-term and long-term basis provides an additional source of liquidity. The Holding Company maintains a $65.0 million short-term revolving credit facility with three unaffiliated banks. Certain terms and covenants of the revolving credit facility were renegotiated in the first quarter of 2008. Pricing terms were changed to a matrix pricing schedule that is dependent on nonperforming asset levels and loan loss reserve coverage. The credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels, and loan loss reserve coverage as a percent of nonperforming loans. As of June 30, 2008, Citizens was in full compliance with all related covenants and there was no outstanding balance. The facility will mature in August 2008 and Citizens is currently evaluating its options regarding this facility, including not renewing it, as the Holding Company’s cash resources at June 30, 2008 totaled $277.9 million, and renewing it on similar terms.
Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 161.6% as of June 30, 2008 compared with 186.3% at December 31, 2007 and 183.1% as of June 30, 2007. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2008 are further discussed in the sections titled “Deposits” and “Borrowed Funds.”
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
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee, which oversees interest rate risk management and establishes risk measures, limits, and policy guidelines. A combination of complementary techniques is used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $247.1 million or 1.9% of total assets as of June 30, 2008, compared with rate sensitive liabilities repricing within one year exceeding rate sensitive assets repricing within one year by $203.0 million or 1.5% of total assets at December 31, 2007. This reflects a more asset sensitive position than at December 31, 2007 due to the reduction of the fixed-rate investment portfolio and the replacement of short-term variable rate funding in conjunction with the aforementioned capital issuance. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2008 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of June 30, 2008 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by

0.1% and decrease by 0.1%, respectively, from what it would be if rates were to remain at June 30, 2008 levels. An immediate 100 basis point parallel decline in market rates would be expected to decrease net interest income by 0.1% from what it would be if rates were to remain at June 30, 2008 levels. Given short-term market interest rates at June 30, 2008, a simulation for a 200 basis point parallel decline in market rates was not performed as the results would not be meaningful. These measurements represent slightly less exposure to both increasing and decreasing interest rates than at December 31, 2007, resulting from a reduction in option risk from the balance sheet. This reduction resulted from the runoff of assets with prepayment options and the addition of liabilities where Citizens has the ability to prepay without penalty. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments from time to time to sell residential mortgage loans at the time a rate commitment is issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. As of June 30, 2008, Citizens had no forward commitments to sell mortgage loans. As Citizens has transitioned its mortgage secondary marketing functions to PHH Mortgage during the first six months of 2008, the market value risk of committing to fund residential mortgage loan applications has correspondingly declined. Further discussion of derivative instruments is included in Note 16 to the Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
April 2008	—		—	—	1,241,154
May 2008	14,214	(a)	5.88	—	1,241,154
June 2008	10,804	(a)	3.01	—	1,241,154

Total	25,018		4.65	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of June 30, 2008, 1,241,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders
Citizens held its Annual Meeting of Shareholders on April 24, 2008 at which the shareholders voted to 1) elect four nominees to the Board or Directors, 2) approve various amendments to the Corporation’s Amended and Restated Articles of Incorporation, and 3) to ratify the selection of Ernst & Young LLP as independent auditors. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld on each item.

Director	For	Withheld	% Votes For
Lizabeth A. Ardisana	59,459,955	5,712,742	78.50
Gary J. Hurand	60,181,265	4,991,433	79.45
Stephen J. Lazaroff	60,096,368	5,076,329	79.34
Steven E. Zack	60,090,868	5,081,830	79.33

				Broker
	For	Against	Abstain	Non-Votes
Approve various amendments to the Amended and Restated Articles of Incorporation	45,249,396	4,252,767	282,831	15,387,705

Ratify the selection of Ernst & Young LLP	61,317,807	3,612,124	242,763	—
Item 5. Other Information
On January 19, 2008, the Compensation and Human Resources Committee of the Corporation’s Board of Directors (the “Compensation Committee”) approved the Management Incentive Plan for 2008 (the “2008 MIP”) applicable to management employees, including the Corporation’s executive officers whose compensation was disclosed in the Corporation’s 2008 annual meeting proxy statement (the “NEOs”). The 2008 MIP is designed to motivate participants to achieve strategic goals, to strengthen links between pay and the performance of Citizens, and to align management’s interests more closely with the interests of shareholders. Seventy percent of the target bonus amounts for the NEOs is based on the performance of the Corporation and 30% is based on individual performance.
The target amount based on the performance of the Corporation is calculated by multiplying 70% of the NEO’s “targeted incentive pool” times the Corporation’s “weighted average corporate result.” An NEO’s targeted incentive pool, stated in dollars, is a function of (i) the executive’s salary, (ii) the “participation rate” established by the Compensation Committee for the executive, and (iii) the number of months the executive is employed by the Corporation. The Corporation’s weighted corporate result, stated as a percentage, will be measured in 2008 in terms of achieving at least minimum specified targets for (a) total revenue, (b) net income after taxes, (c) total deposits, (d) nonperforming assets, and (e) expense management, with the Corporation’s weighted corporate result based on the extent to which each minimum target is exceeded. These performance factors are weighted so as to place the most emphasis on total revenue, less on net income after taxes, still less on total deposits, still less on nonperforming assets, and the least on expense management. The Compensation Committee has discretion to adjust the numbers to exclude extraordinary items and the impact of equity compensation. The payout may also be adjusted based on a comparison to Citizens’ revenue and net income against the performance of specified peer group companies.
The individual performance based portion of each NEO bonus is determined through predetermined quantitative and qualitative goals pertaining to the NEO’s area of responsibility and a subjective analysis of each of the executive’s performance by management or, in the case of the Chief Executive Officer, the Compensation Committee. The Compensation Committee has discretion to revise the 2008 MIP and to adjust all awards under the 2008 MIP upward or downward in appropriate circumstances. The 2008 MIP does not purport to be a contract and is subject to change or termination at any time by Citizens.
The 2008 MIP is attached to this report as Exhibit 10.43 and incorporated herein by reference. The above description of the 2008 MIP does not purport to be a complete statement of all of the terms of the 2008 MIP and is qualified in its entirety by reference to the 2008 MIP.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended through June 11, 2008

4.18	Specimen certificate representing the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 11, 2008)

10.43	2008 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: August 6, 2008	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended through June 11, 2008

4.18	Specimen certificate representing the Series A Preferred Stock (incorporated by reference from Exhibit 4.1 of Citizens’ Current Report on Form 8-K filed June 11, 2008)

10.43	2008 Management Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.