Form 10-Q
period 2008-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2008-11-10
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, No Par Value	126,015,039 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$268,944	$241,104	$224,683
Money market investments	2,568	172	5,193
Investment Securities:
Securities available for sale, at fair value	2,018,958	2,132,164	2,177,516
Securities held to maturity, at amortized cost (fair value of $134,367, $129,366 and $122,186, respectively)	139,574	129,126	122,610

Total investment securities	2,158,532	2,261,290	2,300,126
FHLB and Federal Reserve stock	148,768	148,838	142,107
Portfolio loans:
Commercial and industrial	2,703,714	2,557,152	2,236,131
Commercial real estate	3,070,282	3,097,196	3,068,540

Total commercial	5,773,996	5,654,348	5,304,671
Residential mortgage	1,279,696	1,445,214	1,460,993
Direct consumer	1,481,380	1,572,329	1,602,126
Indirect consumer	843,126	829,353	851,436

Total portfolio loans	9,378,198	9,501,244	9,219,226
Less: Allowance for loan losses	(217,727)	(163,353)	(176,958)

Net portfolio loans	9,160,471	9,337,891	9,042,268
Loans held for sale	106,531	75,832	76,384
Premises and equipment	123,805	132,500	130,148
Goodwill	597,218	775,308	778,516
Other intangible assets	23,540	30,546	33,206
Bank owned life insurance	219,125	214,321	212,243
Other assets	306,449	288,181	278,275

Total assets	$13,115,951	$13,505,983	$13,223,149

Liabilities
Noninterest-bearing deposits	$1,156,419	$1,125,966	$1,104,992
Interest-bearing demand deposits	768,466	782,889	795,950
Savings deposits	2,607,974	2,221,813	2,136,082
Time deposits	4,473,216	4,171,257	3,904,715

Total deposits	9,006,075	8,301,925	7,941,739
Federal funds purchased and securities sold under agreements to repurchase	59,781	488,039	764,527
Other short-term borrowings	63,281	54,128	33,274
Other liabilities	102,391	144,501	120,968
Long-term debt	2,347,644	2,939,510	2,800,768

Total liabilities	11,579,172	11,928,103	11,661,276
Shareholders’ Equity
Preferred stock — $50 par value Authorized - 5,000,000 shares; None outstanding	—	—	—
Common stock — no par value Authorized - 150,000,000 shares; Issued and outstanding - 126,016,618 at 9/30/08, 75,722,115 at 12/31/07, and 75,633,669 at 9/30/07	1,179,661	975,446	973,619
Retained earnings	365,954	597,333	591,306
Accumulated other comprehensive income	(8,836)	5,101	(3,052)

Total shareholders’ equity	1,536,779	1,577,880	1,561,873

Total liabilities and shareholders’ equity	$13,115,951	$13,505,983	$13,223,149

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$144,099	$171,650	$447,279	$514,814
Interest and dividends on investment securities:
Taxable	18,275	21,238	58,319	67,337
Tax-exempt	7,272	7,310	21,922	21,947
Dividends on FHLB and Federal Reserve stock	1,917	1,603	5,508	4,736
Money market investments	160	53	206	89

Total interest income	171,723	201,854	533,234	608,923

Interest Expense
Deposits	53,001	64,380	167,713	195,015
Short-term borrowings	1,060	5,439	7,867	25,504
Long-term debt	30,344	37,162	94,409	98,413

Total interest expense	84,405	106,981	269,989	318,932

Net Interest Income	87,318	94,873	263,245	289,991
Provision for loan losses	58,390	3,765	163,489	39,122

Net interest income after provision for loan losses	28,928	91,108	99,756	250,869

Noninterest Income
Service charges on deposit accounts	12,254	12,515	35,756	35,701
Trust fees	4,513	4,973	13,905	14,931
Mortgage and other loan income	3,269	2,939	9,636	13,334
Brokerage and investment fees	1,376	2,141	5,503	5,872
ATM network user fees	1,715	1,601	4,805	4,820
Bankcard fees	1,874	1,695	5,542	4,318
Gains (losses) on loans held for sale	(1,261)	—	(3,508)	—
Other income	4,265	4,732	14,349	14,321

Total fees and other income	28,005	30,596	85,988	93,297
Investment securities gains (losses)	—	8	—	(25)

Total noninterest income	28,005	30,604	85,988	93,272

Noninterest Expense
Salaries and employee benefits	39,728	42,115	120,999	132,251
Occupancy	6,749	7,377	21,378	23,363
Professional services	3,246	5,096	11,540	13,599
Equipment	3,160	3,227	9,810	10,793
Data processing services	4,185	3,724	12,722	12,360
Advertising and public relations	1,297	1,003	4,593	6,070
Postage and delivery	1,626	1,777	5,411	5,937
Other loan expenses	2,755	1,245	8,014	3,237
ORE expenses, profits, and losses, net	1,825	360	9,461	394
Intangible asset amortization	2,226	2,803	7,006	8,875
Goodwill impairment	—	—	178,089	—
Restructuring and merger-related expenses	—	1,009	—	8,603
Other expense	7,504	7,607	23,068	23,061

Total noninterest expense	74,301	77,343	412,091	248,543

Income (Loss) Before Income Taxes	(17,368)	44,369	(226,347)	95,598
Income tax provision (benefit)	(10,192)	12,605	(28,664)	22,723

Net Income (Loss)	(7,176)	31,764	(197,683)	72,875
Deemed dividend on preferred stock	(11,737)	—	(11,737)	—

Net Income (Loss) Attributable to Common Shareholders	$(18,913)	$31,764	$(209,420)	$72,875

Net Income (Loss) Per Common Share:
Basic	$(0.20)	$0.42	$(2.50)	$0.97
Diluted	(0.20)	0.42	(2.50)	0.96
Cash Dividends Declared Per Common Share	—	0.290	0.290	0.870

Average Common Shares Outstanding:
Basic	95,937	75,353	83,670	75,391
Diluted	95,937	75,501	83,670	75,688
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive income, net of tax:
Net loss				(197,683)		(197,683)
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income					(14,225)
Net change in unrealized loss on qualifying cash flow hedges					288

Other comprehensive income total						(13,937)

Total comprehensive income (loss)						(211,620)
Proceeds from issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Deemed dividend on preferred stock (See Note 13)	11,737			(11,737)		—
Conversion of preferred stock to common stock	(125,898)	30,096	125,898			—
Proceeds from issuance of common stock, net of costs of $4,239		19,904	75,379			75,379
Proceeds from stock options exercised and restricted stock activity		326	67			67
Recognition of stock-based compensation			3,315			3,315
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares purchased for taxes		(31)	(444)			(444)

Balance — September 30, 2008	$—	126,017	$1,179,661	$365,954	$(8,836)	$1,536,779

Balance at December 31, 2006	$—	75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income				72,875		72,875
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income					5,120
Net change in unrealized loss on qualifying cash flow hedges					(797)

Other comprehensive income total						4,323

Total comprehensive income						77,198
Proceeds from stock options exercised and restricted stock activity		647	5,143			5,143
Recognition of stock-based compensation			2,427			2,427
Cash dividends declared on common shares — $0.870 per share				(65,858)		(65,858)
Shares acquired for retirement and purchased for taxes		(689)	(14,723)			(14,723)

Balance — September 30, 2007	$—	75,634	$973,619	$591,306	$(3,052)	$1,561,873

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

Operating Activities:
Net income (loss)	$(197,683)	$72,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	163,489	39,122
Goodwill impairment	178,089	—
Depreciation and software amortization	8,780	10,094
Amortization of intangibles	7,006	8,875
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(12,511)	(19,205)
Fair value adjustment on loans held for sale and other real estate	13,688	—
Discount accretion and amortization of issuance costs on long term debt	890	691
Net accretion on investment securities	(4,040)	(3,306)
Investment securities losses	—	25
Loans originated for sale	(240,359)	(405,033)
Proceeds from loans held for sale	284,816	489,028
Net gains from loan sales	(5,755)	(7,756)
Net (gain) loss on other real estate	2,712	(440)
Recognition of stock-based compensation	3,315	2,427
Restructure and merger related reserve	(3,096)	(41,020)
Net change in federal tax liability	(18,003)	1,024
Other	(22,750)	(4,617)

Net cash provided by operating activities	158,588	142,784
Investing Activities:
Net increase in money market investments	(2,396)	(4,990)
Securities available-for-sale:
Proceeds from sales	—	364,421
Proceeds from maturities and payments	360,033	443,750
Purchases	(263,777)	(144,280)
Securities held-to-maturity:
Proceeds from maturities and payments	1,505	—
Purchases	(12,777)	(12,869)
Sale of branches, net of cash received	—	(163,592)
Net increase in loans and leases	(95,242)	(33,500)
Proceeds from sales of other real estate	23,338	11,667
Net increase in properties and equipment	(2,838)	(3,942)

Net cash provided by investing activities	7,846	456,665
Financing Activities:
Net increase (decrease) in demand and savings deposits	402,190	(189,529)
Net increase (decrease) in time deposits	302,247	(364,405)
Net decrease in short-term borrowings	(468,970)	(140,777)
Proceeds from issuance of long-term debt	525,000	1,341,750
Principal reductions in long-term debt	(1,066,265)	(1,170,114)
Net proceeds from issuance of common stock	75,379	—
Net proceeds from issuance of preferred stock	114,161	—
Cash dividends paid on common stock	(21,959)	(65,858)
Proceeds from stock options exercised and restricted stock activity	67	5,143
Shares acquired for retirement and purchased for taxes	(444)	(14,723)

Net cash used by financing activities	(138,594)	(598,513)

Net increase in cash and due from banks	27,840	936
Cash and due from banks at beginning of period	241,104	223,747

Cash and due from banks at end of period	$268,944	$224,683

Supplemental Cash Flow Information:
Loans transferred to other real estate owned	$38,535	$23,540
Loans transferred to held for sale	82,943	—
Held for sale loans transferred to other real estate	7,757	—
Deemed dividend on preferred stock	11,737	—
Conversion of preferred stock to common stock	125,898	—
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2007 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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

Note 2. New Accounting Pronouncements
EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” - In June 2008, the FASB adopted FSP — EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP with early adoption prohibited. This FSP is not expected to have a significant impact on Citizens’ financial statements.
Note 3. Merger and Acquisition Activity
Citizens established restructuring and merger-related reserves on December 29, 2006 associated with the Republic merger. The following table presents the activity in the restructuring reserve during the nine months ended September 30, 2008.
Restructuring Reserve

	Balance	Changes in 2008		Balance
	December 31,	Cash	Other	September 30,
(in thousands)	2007	Payments	Adjustments	2008

Personnel	$1,562	$(944)	$(116)	$502
Facilities/Branches	1,557	(85)	(14)	1,458

	$3,119	$(1,029)	$(130)	$1,960

During 2008, the restructuring reserve was reduced by $0.1 million as a result of finalizing severance and facilities/branch payments and writedowns.
The following table presents the activity in the merger reserve during the nine months ended September 30, 2008.
Merger-related Reserve

	Balance	Changes in 2008		Balance
	December 31,	Cash	Other	September 30,
(in thousands)	2007	Payments	Adjustments	2008

Personnel	$1,276	$(1,276)	$—	$—
Facilities/Branches	1,360	(779)	(4)	577

	2,636	(2,055)	(4)	577
Other Transaction and System Reserves	12	(12)	—	—

	$2,648	$(2,067)	$(4)	$577

During 2008, the merger-related reserve was reduced by less than $0.1 million as a result of finalizing facilities/branch payments.

Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities as of September 30, 2008 and December 31, 2007 follow:

	September 30, 2008				December 31, 2007
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$248,947	$253,868	$4,921	$—	$298,177	$304,074	$5,897	$—
Collateralized Mortgage Obligations	484,414	466,895	2,295	19,814	587,355	586,954	2,278	2,679
Mortgage-backed	745,716	753,166	8,361	911	667,504	670,565	5,707	2,646
State and municipal	538,512	539,766	7,680	6,426	560,073	569,466	10,336	943
Other	5,265	5,263	—	2	1,067	1,105	38	—

Total available for sale	$2,022,854	$2,018,958	$23,257	$27,153	$2,114,176	$2,132,164	$24,256	$6,268

Held to Maturity:
State and municipal
Total held to maturity	$139,574	$134,367	$214	$5,421	$129,126	$129,366	$978	$738

FHLB and Fed Reserve stock	$148,768	$148,768	$—	$—	$148,838	$148,838	$—	$—

A total of 713 securities had unrealized losses as of September 30, 2008 compared with 385 securities as of December 31, 2007. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of September 30, 2008 and December 31, 2007 are displayed in the following tables.

As of September 30, 2008

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$288,597	$19,789	$4,201	$25	$292,798	$19,814
Mortgage-backed	153,236	858	2,984	53	156,220	911
State and municipal	180,118	6,302	1,840	124	181,958	6,426
Other	11	2	—	—	11	2

Total available for sale	621,962	26,951	9,025	202	630,987	27,153

Held to Maturity:
State and municipal	113,582	4,948	4,238	473	117,820	5,421

Total held to maturity	113,582	4,948	4,238	473	117,820	5,421

Total	$735,544	$31,899	$13,263	$675	$748,807	$32,574

As of December 31, 2007

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$212,274	$2,165	$67,253	$514	$279,527	$2,679
Mortgage-backed	33,102	219	115,712	2,427	148,814	2,646
State and municipal	69,429	625	17,596	318	87,025	943

Total available for sale	314,805	3,009	200,561	3,259	515,366	6,268

Held to Maturity:
State and municipal	43,700	536	14,230	202	57,930	738

Total held to maturity	43,700	536	14,230	202	57,930	738

Total	$358,505	$3,545	$214,791	$3,461	$573,296	$7,006

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

Note 5. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2008 and 2007 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Allowance for loan losses — beginning of period	$181,718	$181,118	$163,353	$169,104

Provision for loan losses	58,390	3,765	163,489	39,122

Charge-offs:
Commercial and industrial	2,222	1,618	4,188	4,400
Commercial real estate	15,063	1,270	66,420	15,975

Total commercial	17,285	2,888	70,608	20,375
Residential mortgage	497	1,602	23,004	3,128
Direct consumer	3,603	3,188	10,756	8,301
Indirect consumer	3,924	2,312	10,590	6,397

Charge-offs	25,309	9,990	114,958	38,201

Recoveries:
Commercial and industrial	1,805	1,026	2,249	2,796
Commercial real estate	274	100	565	814

Total commercial	2,079	1,126	2,814	3,610
Residential mortgage	12	1	27	108
Direct consumer	304	500	1,341	1,353
Indirect consumer	533	438	1,661	1,862

Recoveries	2,928	2,065	5,843	6,933

Net charge-offs	22,381	7,925	109,115	31,268

Allowance for loan losses — end of period	$217,727	$176,958	$217,727	$176,958

Nonperforming loans totaled $231.3 million at September 30, 2008 and $189.4 million at December 31, 2007. Some of Citizens’ nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at September 30, 2008 and December 31, 2007 follow:

Impaired Loan Information

	Balances		Valuation Reserve
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2008	2007	2008	2007

Balances
Impaired loans with valuation reserve	$108,655	$33,651	$35,610	$17,769
Impaired loans with no valuation reserve	27,369	18,684	—	—

Total impaired loans	$136,024	$52,335	$35,610	$17,769

Impaired loans on nonaccrual basis	$136,024	$52,335	$35,610	$17,769
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$136,024	$52,335	$35,610	$17,769

The average balance of impaired loans for the three months ended September 30, 2008 was $97.6 million and $56.4 million for the three months ended September 30, 2007. The increase was due to higher commercial real estate nonperforming loans. Interest income recognized on impaired loans during the third quarter of 2008 was less than $0.1 million compared with $0.2 million for the same period of 2007. Cash collected and applied to outstanding principal during the third quarter of 2008 was $0.6 million compared with $0.8 million in the same period of 2007.
Note 6. Goodwill
As a result of ongoing volatility in the financial industry, Citizens’ market capitalization decreasing to a level below tangible book value, and continued deterioration in the credit quality of Citizens’ commercial real estate portfolio, Citizens determined it was necessary to perform an interim goodwill impairment test during the second quarter of 2008. Citizens conducted discounted cash flow and portfolio pricing analyses, which reflect management’s outlook for the current business environment, to determine if the fair value of the assets and liabilities in the Regional Banking and Specialty Commercial lines of business exceeded their carrying amounts. Based on these analyses, Citizens determined the goodwill allocated to Regional Banking was not impaired but the goodwill allocated to Specialty Commercial was impaired primarily due to the continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. During the second quarter of 2008, Citizens recorded an estimated non-cash goodwill impairment charge of $178.1 million, representing the entire amount of goodwill previously allocated to Specialty Commercial. During the third quarter of 2008, Citizens concluded its interim analyses with no additional impairment charges being recorded. A summary of goodwill allocated to the lines of business as of September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
(in thousands)	2008	2007

Specialty Commercial	$—	$178,089
Regional Banking	595,417	595,418
Wealth Management	1,801	1,801

Total Goodwill	$597,218	$775,308

This interim goodwill assessment does not change the timing of Citizens’ annual goodwill impairment test, which will be performed in the fourth quarter.

Note 7. Long-Term Debt
The components of long-term debt as of September 30, 2008 and December 31, 2007 are presented below.

	September 30,	December 31,
(in thousands)	2008	2007

Citizens (Parent only):
Variable rate promissary notes payable due May 1, 2010	$—	$50,000
Subordinated debt:
5.75% subordinated notes due February 2013	119,878	119,125
Variable rate junior subordinated debenture due June 2033	25,774	25,726
7.50% junior subordinated debentures due September 2066	146,684	145,971
Subsidiaries:
Federal Home Loan Bank advances	1,816,979	2,344,636
Other borrowed funds	238,329	254,052

Total long-term debt	$2,347,644	$2,939,510

Citizens issued a five year variable rate promissory note for $50.0 million on April 2, 2007. The related credit agreement requires Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008. The note was reclassified to short-term borrowings at September 30, 2008 and Citizens retired the $50.0 million note on October 7, 2008.
Note 8. Income Taxes
Income tax provision (benefit) for the third quarter of 2008 was $(10.2) million, a decrease of $22.8 million from the third quarter of 2007. For the first nine months of 2008, the income tax provision (benefit) totaled $(28.7) million, a decrease of $51.4 million from the same period of 2007. The decreases were primarily the result of lower pre-tax income, excluding the goodwill impairment charge which is not tax-deductible.
In August 2008, Citizens settled an outstanding tax issue with the State of Wisconsin, which resulted in a net benefit of $0.5 million.
The effective rate for the third quarter of 2008 was 58.68%. Pre-tax income included several items that were excluded from the tax calculation, such as tax-exempt interest. Citizens anticipates that the effective tax rate for 2008 will be approximately 12% -17%.
Note 9. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine month periods ended September 30, 2008 and 2007 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Balance at beginning of period	$(6,080)	$(20,674)	$5,101	$(7,375)
Net unrealized (loss) gain on securities for the quarter, net of tax effect of $(2,034) in 2008 and $9,608 in 2007, and net unrealized (loss) gain on securities for the nine month period, net of tax effect of $(7,659) in 2008 and $2,749 in 2007	(3,777)	17,842	(14,225)	5,104
Less: Reclassification adjustment for net (gains) losses on securities included in net income for the quarter, net of tax effect of $(3) in 2007, and included in net income for the nine month period, net of tax effect of $9 in 2007.	—	(5)	—	16
Net change in unrealized gain (loss) on cash flow hedges for the quarter, net of tax effect of $550 in 2008 and $(115) in 2007, and net change in unrealized gain (loss) for the nine month period, net of tax effect of $155 in 2008 and $(429) in 2007.	1,021	(215)	288	(797)

Accumulated other comprehensive loss, net of tax	$(8,836)	$(3,052)	$(8,836)	$(3,052)

Note 10. Fair Values of Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into Citizens’ quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale and impaired loans are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.
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
The most significant instruments that Citizens fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivative, including the period to maturity, and uses market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.
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
Derivative Financial Instruments. Substantially all derivative financial instruments held or issued by Citizens are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Citizens measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk (credit valuation adjustments). Citizens assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.
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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008.

	September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$2,018,958	$—	$2,018,958	$—
Other assets (1)	30,069	8,253	21,816	—

Total Assets	$2,049,027	$8,253	$2,040,774	$—

Other liabilities (2)	$13,599	$—	$13,599	$—

(1)	Includes Derivative Financial Instruments and Deferred Compensation Assets.

(2)	Includes Derivative Financial Instruments.
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
Loans Held for Sale. Mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and portfolio loans transferred to loans held for sale for liquidation. Loans originated for sale are recorded at the lower of carrying value or market value based on what secondary markets are currently offering for loans with similar characteristics and are classified as nonrecurring Level 2. Portfolio loans that are transferred to loans held for sale are recorded at fair value based on recent sales experience for similar loans, adjusted for management’s judgment due to illiquid market conditions, and are classified as nonrecurring Level 3.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, adjusted for the appraiser’s judgment due to illiquid market conditions. Citizens measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, Citizens records impaired loans as nonrecurring Level 3.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of September 30, 2008.

	September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Loans (1)	$90,997	$—	$—	$90,997
Commercial Loans Held For Sale (2)	44,339	—	—	44,339
Mortgage Loans Held For Sale (3)	17,995	—	—	17,995

Total Assets	$153,331	$—	$—	$153,331

(1)	Impaired Loans with an initial carrying value of $152.3 million were written down to their fair value of $91.0 million.

(2)	Impaired Loans with an initial carrying value of $70.7 million were written down to their fair value of $44.3 million.

(3)	Nonperforming Mortgage Loans with an initial carrying value of $33.7 million were written down to their fair value of $18.0 million.
Note 11. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three and nine months ended September 30, 2008 and 2007 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Defined Benefit Pension Plans
Interest cost	$1,165	$1,265	$3,495	$3,640
Expected return on plan assets	(1,900)	(1,956)	(5,700)	(5,869)
Amortization of unrecognized:
Prior service cost	10	3	30	8
Net actuarial loss	75	133	225	383

Net pension cost	$(650)	$(555)	$(1,950)	$(1,838)

Supplemental Pension Plans
Interest cost	$190	$192	$573	$577
Amortization of unrecognized:
Prior service cost	118	42	353	126
Net actuarial loss	5	32	15	98

Net pension cost	$313	$266	$941	$801

Postretirement Benefit Plans
Service cost	$—	$1	$—	$3
Interest cost	128	124	386	372
Amortization of unrecognized:
Prior service cost	(64)	(67)	(192)	(202)
Net actuarial gain	(8)	—	(25)	—

Net pension cost	$56	$58	$169	$173

Defined contribution retirement and 401K Plans
Employer contributions	$1,628	$1,746	$5,026	$4,380

Total periodic benefit cost	$1,347	$1,515	$4,186	$3,516

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens has not made a cash contribution to the defined benefit pension plan during the first nine months of 2008 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first nine months of 2008, Citizens contributed $0.4 million to the supplemental pension plans and anticipates that an additional $0.1 million of contributions will be made during the remaining portion of the year. Citizens contributed $0.8 million to the postretirement benefit plan during the first nine months of 2008 and anticipates making an additional $0.3 million in contributions for the remaining portion of the year. Citizens contributed $5.5 million to the defined contribution retirement and 401(k) plan for employer matching funds and annual discretionary contributions during the first nine months of 2008 and anticipates contributing an additional $0.9 million during the remaining portion of the year.
Note 12. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options are further limited to 2,000,000 shares. At September 30, 2008, Citizens had 3,393,097 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and September 30, 2007.
Analysis of Stock-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Stock Option Compensation	$9	$9	$26	$26
Restricted Stock Compensation	1,164	967	3,289	2,401

Stock-based compensation expense before income taxes	1,173	976	3,315	2,427
Income tax benefit	(410)	(342)	(1,160)	(849)

Total stock-based compensation expense after income taxes	$763	$634	$2,155	$1,578

There were no stock option exercises for the three months ended September 30, 2008. Cash proceeds from the exercise of stock options were $0.2 million for the nine months ended September 30, 2008 and $1.3 million and $5.2 million for the three and nine months ended September 30, 2007, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, “Stock-Based Compensation,” Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and nine months ended September 30, 2008 and September 30, 2007. As of September 30, 2008, $6.8 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2008.

	Number of	Weighted-Average
	Shares	Grant Date Fair Value

Outstanding restricted stock at December 31, 2007	486,842	$21.32
Granted	338,995	8.56
Vested	(163,251)	21.97
Forfeited	(25,941)	18.99

Restricted stock at September 30, 2008	636,645	14.46

The total fair value of shares vested during the nine months ended September 30, 2008 was $0.9 million.
Note 13. Shareholders’ Equity and Earnings Per Share
On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“preferred stock”) that together increased shareholders’ equity by $189.5 million (net of issuance costs and the underwriting discount). The preferred stock was convertible into common stock upon shareholder approval of a charter amendment authorizing 50 million additional shares of common stock, at a conversion rate of $4.00 per share. On September 22, 2008, Citizens’ shareholders approved the charter amendment to increase authorized common shares by 50 million, which triggered the conversion of the preferred stock into 30.1 million shares of common stock. Accordingly, the conversion resulted in a non-cash beneficial conversion of $11.7 million, representing the intrinsic value between the conversion rate of $4.00 and the common stock closing price of $4.39 on June 5, 2008, the date the preferred shares were offered. The beneficial conversion was recorded as a deemed dividend to the preferred shareholders, with a corresponding offset to retained earnings, and did not affect total shareholders’ equity or the book value of the common stock. However, the preferred stock dividend increased the net loss attributable to common shareholders and affected the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2008.

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation. SFAS 128, “Earnings Per Share,” prohibits the computation of diluted EPS from assuming conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. As a result, the outstanding shares of preferred stock and the incremental shares from the potential conversion of employee stock options and restricted stock awards were excluded from the dilutive earnings per share calculation for the third quarter of 2008. The weighted average number of preferred shares excluded from the dilutive earnings per share calculation were 29.8 million and 12.2 million for the three and nine months ended September 30, 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Basic and dilutive earnings per share — net income (loss)	$(7,176)	$31,764	$(197,683)	$72,875
Deemed dividend on preferred stock	(11,737)	—	(11,737)	—

Net income (loss) attributable to common shareholders	$(18,913)	$31,764	$(209,420)	$72,875

Denominator:
Basic earnings per share — weighted average shares	95,937	75,353	83,670	75,391
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	148	—	297

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	95,937	75,501	83,670	75,688

Basic earnings per common share	$(0.20)	$0.42	$(2.50)	$0.97

Diluted earnings per common share	$(0.20)	$0.42	$(2.50)	$0.96

Note 14. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. Selected line of business segment information for the three and nine months ended September 30, 2008 and 2007 is provided below. There are no significant intersegment revenues.

Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended September 30, 2008

Net interest income (taxable equivalent)	$20,167	$66,544	$16	$5,184	$91,911
Provision for loan losses	47,190	7,230	—	3,970	58,390

Net interest income after provision	(27,023)	59,314	16	1,214	33,521
Noninterest income	(647)	20,130	5,873	2,649	28,005
Noninterest expense	5,590	54,681	5,395	8,635	74,301

Income before income taxes	(33,260)	24,763	494	(4,772)	(12,775)
Income tax provision (benefit) — taxable equivalent	(11,641)	8,667	173	(2,798)	(5,599)

Net income (loss)	$(21,619)	$16,096	$321	$(1,974)	$(7,176)

Average assets (in millions)	$2,079	$5,966	$12	$5,100	$13,157

Earnings Summary — Three Months Ended September 30, 2007 (1)
Net interest income (taxable equivalent)	$19,810	$70,508	$2	$9,173	$99,493
Provision for loan losses	(3,822)	3,655	—	3,932	3,765

Net interest income after provision	23,632	66,853	2	5,241	95,728
Noninterest income	992	18,290	7,004	4,318	30,604
Noninterest expense	5,281	53,422	5,292	13,348	77,343

Income before income taxes	19,343	31,721	1,714	(3,789)	48,989
Income tax provision (benefit) — taxable equivalent	6,769	11,103	600	(1,247)	17,225

Net income (loss)	$12,574	$20,618	$1,114	$(2,542)	$31,764

Average assets (in millions)	$2,036	$5,736	$14	$5,379	$13,165

Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2008

Net interest income (taxable equivalent)	$57,095	$195,625	$17	$24,391	$277,128
Provision for loan losses	95,319	31,913	—	36,257	163,489

Net interest income after provision	(38,224)	163,712	17	(11,866)	113,639
Noninterest income	(1,834)	58,522	19,379	9,921	85,988
Noninterest expense	195,646	164,524	16,633	35,288	412,091

Income before income taxes	(235,704)	57,710	2,763	(37,233)	(212,464)
Income tax provision (benefit) — taxable equivalent	(20,166)	20,199	967	(15,781)	(14,781)

Net income (loss)	$(215,538)	$37,511	$1,796	$(21,452)	$(197,683)

Average assets (in millions)	$2,169	$6,027	$13	$5,089	$13,298

Earnings Summary — Nine Months Ended September 30, 2007 (1)

Net interest income (taxable equivalent)	$60,678	$209,468	$(25)	$33,743	$303,864
Provision for loan losses	22,679	9,860	—	6,583	39,122

Net interest income after provision	37,999	199,608	(25)	27,160	264,742
Noninterest income	3,180	58,449	20,370	11,273	93,272
Noninterest expense	15,755	164,869	16,521	51,398	248,543

Income before income taxes	25,424	93,188	3,824	(12,965)	109,471
Income tax provision (benefit) — taxable equivalent	8,898	32,616	1,338	(6,256)	36,596

Net income (loss)	$16,526	$60,572	$2,486	$(6,709)	$72,875

Average assets (in millions)	$2,095	$6,195	$13	$5,022	$13,325

(1)	Certain amounts have been reclassified to conform to current year presentation.

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
Amounts available to clients under loan commitments and standby letters of credit follow:

	September 30,	December 31,
(in thousands)	2008	2007

Loan commitments and letters of credit:
Commitments to extend credit	$2,197,029	$2,510,255
Financial standby letters of credit	109,016	101,229
Performance standby letters of credit	23,465	27,244
Commercial letters of credit	222,432	255,538

Total loan commitments and letters of credit	$2,551,942	$2,894,266

At September 30, 2008 and December 31, 2007, a liability of $4.3 million and $5.6 million, respectively, was recorded for possible losses on commitments to extend credit. As of September 30, 2008 and December 31, 2007, in accordance with FIN 45, a liability of $0.5 million and $0.3 million, respectively, was recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the noninterest income section of the income statement. Citizens does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments executed with the same counterparty under a master netting arrangement.

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
Derivative Financial Instruments:

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps (1) (7)	$1,005,000	$601	$300,000	$1,574
Customer initiated swaps and corresponding offsets (2) (7)	1,100,359	3,700	713,290	—
Interest rate lock commitments	—	—	24,808	199
Forward mortgage loan contracts	—	—	68,030	(501)

Total	$2,105,359	$4,301	$1,106,128	$1,272

Derivative Classifications and Hedging Relationships:

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Prime Based Loan Hedges (3)	$625,000	$794	$100,000	$(47)
LIBOR Based Loan Hedges (4)	$75,000	$(150)	—	—

Derivatives Designated as Fair Value Hedges:
Hedging time deposits (5)	80,000	314	50,000	1,434
Hedging long-term debt (6)	225,000	(357)	150,000	187
Derivatives Not Designated as Hedges:
Customer initiated swaps and corresponding offsets (2) (7)	1,100,359	3,700	713,290	—

Total	$2,105,359	$4,301	$1,013,290	$1,574

(1)	Fair value includes accrued interest of $738 and $1,191 for September 30, 2008 and December 31, 2007, respectively

(2)	Fair value includes accrued interest of $0 for both September 30, 2008 and December 31, 2007.

(3)	Fair value includes accrued interest of $233 and $0 for September 30, 2008 and December 31, 2007, respectively

(4)	Fair value includes accrued interest of $14 as of September 30, 2008.

(5)	Fair value includes accrued interest of $493 and $1,196 for September 30, 2008 and December 31, 2007, respectively.

(6)	Fair value includes accrued interest of $(1) and ($4,829) for September 30, 2008 and December 31, 2007, respectively.

(7)	Right to reclaim cash collateral under master netting arrangement was $2,300 as of September 30, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Summary of Operations (thousands)
Net interest income	$87,318	$87,615	$88,312	$92,188	$94,873
Provision for loan losses	58,390	74,480	30,619	6,055	3,765
Total fees and other income	28,005	27,058	30,925	29,296	30,596
Investment securities gains (losses)	—	—	—	—	8
Noninterest expense (1)	74,301	261,228	76,562	78,880	77,343
Income tax provision	(10,192)	(19,401)	929	8,582	12,605
Net income (loss)	(7,176)	(201,634)	11,127	27,967	31,764
Net income (loss) attributable to common shareholders (2)	(18,913)	(201,634)	11,127	27,967	31,764
Taxable equivalent adjustment	4,593	4,611	4,679	4,673	4,620
Cash dividends	—	—	21,959	21,941	21,934

Per Common Share Data
Basic net income (loss)	$(0.20)	$(2.53)	$0.15	$0.37	$0.42
Diluted net income (loss)	(0.20)	(2.53)	0.15	0.37	0.42
Cash dividends	—	—	0.290	0.290	0.290
Market value (end of period)	3.08	2.82	12.43	14.51	16.11
Book value (end of period)	12.20	16.12	20.82	20.84	20.65

At Period End (millions)
Assets	$13,116	$13,170	$13,539	$13,506	$13,223
Portfolio loans	9,378	9,449	9,573	9,501	9,219
Deposits	9,006	8,661	8,487	8,302	7,942
Shareholders’ equity	1,537	1,546	1,577	1,578	1,562

Average for the Quarter (millions)
Assets	$13,157	$13,296	$13,442	$13,305	$13,165
Portfolio loans	9,456	9,514	9,499	9,335	9,163
Deposits	8,837	8,604	8,417	7,951	8,049
Shareholders’ equity	1,551	1,546	1,579	1,561	1,536

Ratios (annualized)
Return on average assets	(0.22)%	(6.10)%	0.33%	0.83%	0.96%
Return on average shareholders’ equity	(1.84)	(52.47)	2.83	7.11	8.20
Average equity to average assets	11.79	11.62	11.74	11.73	11.67
Net interest margin (FTE) (3)	3.09	3.11	3.12	3.26	3.39
Efficiency ratio (4)	61.96	219.00	61.79	62.52	59.45
Net loans charged off to average portfolio loans	0.94	2.93	0.74	0.84	0.34
Allowance for loan losses to portfolio loans	2.32	1.92	1.84	1.72	1.92
Nonperforming assets to portfolio loans plus ORAA (end of period)	3.87	3.01	3.39	2.64	2.06
Nonperforming assets to total assets (end of period)	2.78	2.17	2.41	1.86	1.44
Tier 1 Leverage ratio	8.76	8.71	7.40	7.53	7.49
Tier 1 capital ratio	10.88	10.80	9.04	9.18	9.28
Total capital ratio	13.13	13.03	11.26	11.66	11.79

(1)	Noninterest expense includes a goodwill impairment charge of $178.1 million in the second quarter of 2008 and restructuring and merger related expenses of ($0.4) million in the fourth quarter of 2007 and $1.0 million in the third quarter of 2007.

(2)	Net income (loss) attributable to common shareholders includes a non-cash $11.7 million deemed dividend to preferred shareholders in the third quarter of 2008.

(3)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(4)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and nine month periods ended September 30, 2008. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2007 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2007 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on Citizens’ capital and financial position.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce Citizens’ customer base, its level of deposits, and demand for financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce Citizens’ net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain

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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation’s 2007 Annual Report on Form 10-K. Other than the following change, there have been no material changes to the policies or estimates made pursuant to those policies since the most recent fiscal year end. During the second quarter of 2008, Citizens recorded an estimated goodwill impairment charge of $178.1 million. See Note 6 to the unaudited Consolidated Financial Statements in this report for information on goodwill.
Fair Value Measurements
Effective January 1, 2008, Citizens adopted Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 10 to the unaudited Consolidated Financial Statements in this report for more information on fair value measurements.
Results of Operations
Summary
Citizens reported a net loss of $7.2 million for the three months ended September 30, 2008, compared with net income of $31.8 million for the third quarter of 2007. For the first nine months of 2008, Citizens recorded a net loss of $197.7 million, compared with net income of $72.9 million for the same period of 2007. The decrease from both prior periods was primarily the result of higher provision for loan losses in 2008. Additionally, the decrease in nine month period was primarily the result of the goodwill impairment charge, credit writedown and fair-value adjustments in the second quarter of 2008.
On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“preferred stock”) that together increased shareholders’ equity by $189.5 million (net of issuance costs and the underwriting discount). The preferred stock was convertible into common stock upon shareholder approval of a charter amendment authorizing 50 million additional shares of common stock, at a conversion rate of $4.00 per share. On September 22, 2008, Citizens’ shareholders approved the charter amendment to increase authorized common shares by 50 million, which triggered the conversion of the preferred stock into 30.1 million shares of common stock. Accordingly, the conversion resulted in a non-cash beneficial conversion of $11.7 million, representing the intrinsic value between the conversion rate of $4.00 and the common stock closing price of $4.39 on June 5, 2008, the date the preferred shares were offered. The beneficial conversion was recorded as a deemed dividend to the preferred shareholders, with a corresponding offset to retained earnings, and did not affect total shareholders’ equity or the book value of the common stock. However, the preferred stock dividend increased the net loss attributable to common shareholders and affected the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2008.
As a result of the aforementioned deemed dividend to the preferred shareholders, Citizens reported a net loss attributable to common shareholders of $18.9 million for the three months ended September 30, 2008. Diluted net income (loss) per common share was $(0.20), compared with $0.42 per common share for the same quarter of last year. Annualized returns on average assets and average equity during the third quarter of 2008 were (0.22)% and (1.84)%, respectively, compared with 0.96% and 8.20% for the third quarter of 2007. For the first nine months of 2008, Citizens recorded a net loss attributable to common shareholders of $209.4 million, or $(2.50) per diluted common share, compared with $0.96 per diluted common share for the same period of 2007.
The continued decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. The provision for loan losses for the third quarter of 2008 was $58.4 million, compared with $3.8 million for the third quarter of 2007. Net charge-offs for the third quarter of 2008 totaled $22.4 million, compared with $7.9 million for the third quarter of 2007. The significant increases in the provision for loan losses and net charge-offs were primarily due to higher charge-offs on commercial real estate due to declining real estate values and general economic deterioration in the Midwest. Additionally, the increase in the provision for loan losses reflects a higher level of nonperforming loans. As loans are migrated to nonperforming status, the underlying collateral is re-evaluated to determine the likelihood that portions of these loans may eventually be charged-off. Specifically, two commercial real estate loans that migrated to nonperforming status during the third quarter of 2008 accounted for approximately $16 million of the provision for loan losses in that quarter.
Citizens implemented the following initiatives during 2008 to manage credit quality challenges aggressively:
•	Centralized and upgraded the commercial real estate portfolio management team, which now reports directly to the Chief Credit Officer and is comprised of 22 full-time equivalent employees (“FTE”). The group continues to monitor closely the servicing performance of real estate loans in the commercial portfolio, including age of appraisals, adherence to lot release schedules, rent roll updates, construction costs within forecasts, and that guarantor liquidity is affirmed by current financial statements; in short, that all aspects of the transactions are current and performing according to terms;
•	Expanded the size of the special loans workout team by 4 FTE, bringing the total to 28, to support higher watchlist and nonperforming loan levels and improve oversight and monitoring of action plans to remediate the credits;
•	Transitioned mortgage servicing and collection activities to PHH Mortgage, a nationally recognized servicing agent; and
•	Tightened underwriting criteria for consumer loans to include:
o	Home equity loans: reduced maximum loan-to-value, or LTV, to 80% for primary residences and 70% for secondary residences and discontinued lending on rental properties;

o	Indirect loans: increased credit score cutoffs to improve collateral positioning and reduce risk, increased pricing spreads, and reduced advance rates.
Total assets at September 30, 2008 were $13.1 billion, a decrease of $390.0 million or 2.9% from December 31, 2007 and essentially unchanged from September 30, 2007. The decrease from December 31, 2007 was primarily the result of using the investment securities portfolio cash flow to reduce short-term borrowings and the aforementioned goodwill impairment charge. Total assets were essentially unchanged from September 30, 2007, as the investment securities and goodwill reductions were almost entirely offset by growth in commercial loans. Total deposits at September 30, 2008 were $9.0 billion, an increase of $704.2 million or 8.5% over December 31, 2007 and an increase of $1.1 billion or 13.4% over September 30, 2007. The increases were primarily the result of a new on-balance sheet sweep product for Citizens’ commercial clients introduced in late 2007 and a shift in funding mix from short-term borrowings to longer-term brokered certificates of deposit.
Citizens continues to proactively manage its liquidity by leveraging a solid funding base comprised of approximately 68% deposits, 20% short-term and long-term debt, and 12% equity. During 2008, Citizens embarked on the following initiatives to strengthen the balance sheet and reduce reliance on short-term wholesale funding:
•	Added longer-term brokered certificates of deposit;
•	Increased focus on cross-sales through its retail delivery channel;
•	Conducted targeted marketing campaigns for deposits;
•	Increased available collateral for Federal Home Loan Bank (“FHLB”) funding; and
•	Increased discipline around loan funding and pricing to better align changes in loans outstanding with funding, liquidity, and profitability objectives.
Citizens maintained a strong capital position during the third quarter of 2008, which supports current and long-term needs, potential credit issues due to the economic downturn, and provides a solid foundation for future expansion. The Corporation’s regulatory capital ratios are consistently above the ‘well-capitalized’ standards and all of its bank subsidiaries have sufficient capital to maintain a ‘well-capitalized’ designation. Citizens initiated the following strategies in 2008 to enhance and preserve its capital position:
•	Implemented new incentive plans that promote a focus on profitability with targeted returns above Citizens’ cost of capital;
•	Suspended the dividend, preserving $88 million annually (based on December 31, 2007 shares outstanding and dividend rates);

•	Raised $200 million of additional capital (before issuance costs and underwriting discount totaling $10.5 million); and
•	Increased discipline around loan pricing to enhance returns on risk-adjusted capital, emphasizing full-relationship banking and reducing capital intensive credit-only business.
As of September 30, 2008, Citizens’ key capital ratios are as follows:

	Regulatory Minimum				Excess Capital
	for				over Minimum
	“Well-Capitalized”	9/30/08	6/30/08	3/31/08	(in millions)

Tier 1 capital ratio	6.00%	10.88%	10.80%	9.04%	$493.2
Total capital ratio	10.00%	13.13%	13.03%	11.26%	$316.5
Tier 1 leverage ratio	5.00%	8.76%	8.71%	7.40%	$472.2
Tangible common equity to tangible assets		7.33%	6.44%	6.07%
Tangible equity to tangible assets		7.33%	7.35%	6.07%
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2008 and 2007 is presented below.

Average Balances/Net Interest Income/Average Rates

	2008			2007
Three Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$31,955	$160	1.99%	$2,822	$53	7.44%
Investment securities (3):
Taxable	1,435,883	18,275	5.09	1,650,012	21,238	5.15
Tax-exempt	674,102	7,272	6.64	672,679	7,310	6.69
FHLB and Federal Reserve stock	148,782	1,917	5.13	139,504	1,603	4.56
Portfolio Loans (4):
Commercial and industrial	2,738,993	36,633	5.42	2,135,927	38,704	7.31
Commercial real estate	3,087,556	48,698	6.28	3,084,792	60,203	7.75
Residential mortgage	1,294,952	19,100	5.90	1,472,544	24,276	6.59
Direct consumer	1,491,328	24,858	6.63	1,617,340	32,110	7.88
Indirect consumer	843,549	14,260	6.73	852,885	14,511	6.75

Total portfolio loans	9,456,378	143,549	6.07	9,163,488	169,804	7.39
Loans held for sale	110,377	550	1.99	79,333	1,846	9.18

Total earning assets (3)	11,857,477	171,723	5.92	11,707,838	201,854	7.01
Nonearning Assets
Cash and due from banks	221,332			209,278
Bank premises and equipment	124,343			132,459
Investment security fair value adjustment	850			(5,393)
Other nonearning assets	1,140,661			1,301,482
Allowance for loan losses	(187,981)			(180,394)

Total assets	$13,156,682			$13,165,270

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$788,495	$1,333	0.67%	$811,955	$1,325	0.65%
Savings deposits	2,601,866	10,414	1.59	2,165,386	16,384	3.00
Time deposits	4,300,715	41,254	3.82	3,928,215	46,671	4.71
Short-term borrowings	226,893	1,060	1.86	465,980	5,439	4.63
Long-term debt	2,420,601	30,344	4.99	2,982,035	37,162	4.95

Total interest-bearing liabilities	10,338,570	84,405	3.25	10,353,571	106,981	4.10
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,146,010			1,143,917
Other liabilities	121,521			131,837
Shareholders’ equity	1,550,581			1,535,945

Total liabilities and shareholders’ equity	$13,156,682			$13,165,270

Net Interest Income		$87,318			$94,873

Interest Spread (5)			2.67%			2.91%
Contribution of noninterest bearing sources of funds			0.42			0.48

Net Interest Margin (5)(6)			3.09%			3.39%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2008			2007
Nine Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$13,011	$206	2.11%	$2,150	$89	5.53%
Investment securities (3):
Taxable	1,482,512	58,319	5.25	1,770,676	67,337	5.07
Tax-exempt	674,529	21,922	6.67	670,504	21,947	6.71
FHLB and Federal Reserve stock	148,819	5,508	4.94	135,122	4,736	4.68
Portfolio Loans (4):
Commercial and industrial	2,654,263	109,764	5.62	2,055,575	113,988	7.54
Commercial real estate	3,129,542	152,409	6.51	3,112,813	179,722	7.72
Residential mortgage loans	1,355,791	62,867	6.18	1,504,709	74,947	6.64
Direct consumer	1,520,591	77,967	6.85	1,656,050	97,239	7.85
Indirect consumer	829,704	41,825	6.73	841,640	42,400	6.74

Total portfolio loans	9,489,891	444,832	6.29	9,170,787	508,296	7.44
Loans held for sale	83,387	2,447	3.91	105,815	6,518	8.17

Total earning assets (3)	11,892,149	533,234	6.14	11,855,054	608,923	7.02
Nonearning Assets
Cash and due from banks	206,709			195,503
Bank premises and equipment	126,947			137,428
Investment security fair value adjustment	17,354			(677)
Other nonearning assets	1,231,893			1,310,611
Allowance for loan losses	(177,119)			(172,711)

Total assets	$13,297,933			$13,325,208

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$778,202	$3,863	0.66%	$851,704	$4,389	0.69%
Savings deposits	2,553,627	35,423	1.85	2,202,134	48,827	2.96
Time deposits	4,171,204	128,427	4.11	4,046,052	141,799	4.69
Short-term borrowings	398,345	7,867	2.64	702,992	25,504	4.85
Long-term debt	2,585,968	94,409	4.87	2,676,820	98,413	4.91

Total interest-bearing liabilities	10,487,346	269,989	3.44	10,479,702	318,932	4.07
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,117,144			1,142,272
Other liabilities	135,214			156,845
Shareholders’ equity	1,558,229			1,546,389

Total liabilities and shareholders’ equity	$13,297,933			$13,325,208

Net Interest Income		$263,245			$289,991

Interest Spread (5)			2.70%			2.95%
Contribution of noninterest bearing sources of funds			0.41			0.47

Net Interest Margin (5)(6)			3.11%			3.42%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $13.9 million and $13.9 million for the nine months ended September 30, 2008 and 2007, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest margin and net interest spread are presented in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
The decrease in net interest margin from the third quarter of 2007 was primarily the result of deposit price competition, narrower commercial loan pricing spreads and the movement of loans to nonperforming status, partially offset by a shift in asset mix from investment securities to higher-yielding commercial loans. The shift in funding mix included funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits. The decline in net interest margin for the first nine months of 2008 compared with the same period of 2007 was also a result of the aforementioned factors.
Net interest income for the third quarter of 2008 decreased $7.6 million or 8.0% from the third quarter of 2007. The decrease was primarily the result of the lower net interest margin, partially offset by an increase of $149.6 million in average earning assets. The increase in average earning assets was primarily the result of an increase in commercial loan balances, partially offset by decreases in the investment portfolio due to maturing balances not being fully reinvested, as well as decreases to the residential mortgage and consumer loan portfolios due to lower demand in the current Midwest economic environment. The decline in net interest income for the first nine months of 2008 compared with the same period of 2007 was also a result of the aforementioned factors.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2008 compared with 2007	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change (1)	Rate (2)	Volume (2)	Change (1)	Rate (2)	Volume (2)

Interest Income on Earning Assets:
Money market investments	$107	$(65)	$172	$117	$(86)	$203
Investment securities:
Taxable	(2,963)	(235)	(2,728)	(9,018)	2,252	(11,270)
Tax-exempt	(38)	(53)	15	(25)	(156)	131
FHLB and Federal Reserve stock	314	203	111	772	275	497
Loans:
Commercial and industrial	(2,071)	(11,514)	9,443	(4,224)	(33,105)	28,881
Commercial real estate	(11,505)	(11,559)	54	(27,313)	(28,290)	977
Residential mortgage loans	(5,176)	(2,413)	(2,763)	(12,080)	(4,964)	(7,116)
Direct consumer	(7,252)	(4,881)	(2,371)	(19,272)	(11,812)	(7,460)
Indirect consumer	(251)	(93)	(158)	(575)	(74)	(501)

Total portfolio loans	(26,255)	(30,460)	4,205	(63,464)	(78,245)	14,781
Loans held for sale	(1,296)	(1,830)	534	(4,071)	(2,898)	(1,173)

Total	(30,131)	(32,440)	2,309	(75,689)	(78,858)	3,169

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	8	47	(39)	(526)	(165)	(361)
Savings	(5,970)	(8,806)	2,836	(13,404)	(20,370)	6,966
Time	(5,417)	(9,561)	4,144	(13,372)	(17,729)	4,357
Short-term borrowings	(4,379)	(2,360)	(2,019)	(17,637)	(9,066)	(8,571)
Long-term debt	(6,818)	219	(7,037)	(4,004)	(892)	(3,112)

Total	(22,576)	(20,461)	(2,115)	(48,943)	(48,222)	(721)

Net Interest Income	$(7,555)	$(11,979)	$4,424	$(26,746)	$(30,636)	$3,890

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income of $7.6 million in the third quarter of 2008 compared with the same period of 2007 reflects rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate.
Unfavorable rate variances on assets were partially offset by favorable rate variances on liabilities as a result of lower market interest rates. The favorable rate variance for FHLB and Federal Reserve Stock was due to an increase in the dividend yield on these securities. The unfavorable rate variance for long-term debt resulted from the maturity of low fixed rate balances, causing the portfolio average yield to increase.
Volume variances were favorable for both assets and liabilities. Favorable volume variances on assets were the result of favorable volume variances on commercial loans, partially offset by unfavorable volume variances on investments, residential mortgages, and consumer loans. Unfavorable volume variances resulted from maturing investment portfolio balances not being fully reinvested and a decrease in residential mortgage and consumer loan portfolio balances due to lower demand in the current economic environment. Favorable volume variances on liabilities resulted from favorable volume variances on short-term borrowings, and long-term debt, partially offset by unfavorable volume variances on savings accounts and time deposits. The unfavorable volume variance on savings accounts resulted from growth in balances in the new commercial on-balance sheet sweep product. The unfavorable volume variance on time deposits resulted from growth in brokered time deposits. The favorable volume variances on short-term and long-term borrowings resulted from these balances being replaced by the increased deposit balances.

The decrease in net interest income of $26.7 million for the nine months ended September 30, 2008 compared with the same period of 2007 reflects both rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate.
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
Volume variances were favorable for both assets and liabilities as a result of the aforementioned factors.
For the fourth quarter of 2008, Citizens anticipates net interest income will be slightly lower than that of the third quarter of 2008 due to slightly lower earning asset levels and continued migration of certain loans to nonperforming status.
Noninterest Income
Noninterest income for the third quarter of 2008 was $28.0 million, a decrease of $2.6 million or 8.5% from the third quarter of 2007. For the first nine months of 2008, noninterest income totaled $86.0 million, a decrease of $7.3 million or 7.8% from the same period of 2007.
Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2008		September 30,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Service charges on deposit accounts	$12,254	$12,515	$(261)	(2.1)%	$35,756	$35,701	$55	0.2%
Trust fees	4,513	4,973	(460)	(9.2)	13,905	14,931	(1,026)	(6.9)
Mortgage and other loan income	3,269	2,939	330	11.2	9,636	13,334	(3,698)	(27.7)
Brokerage and investment fees	1,376	2,141	(765)	(35.7)	5,503	5,872	(369)	(6.3)
ATM network user fees	1,715	1,601	114	7.0	4,805	4,820	(15)	(0.3)
Bankcard fees	1,874	1,695	179	10.6	5,542	4,318	1,224	28.3
Gains (losses) on held or sale loans	(1,261)	—	(1,261)	N/M	(3,508)	—	(3,508)	N/M
Other income	4,265	4,732	(467)	(9.9)	14,349	14,321	28	0.2

Total fees and other income	28,005	30,596	(2,591)	(8.5)	85,988	93,297	(7,309)	(7.8)
Investment securities gains	—	8	(8)	(100.0)	—	(25)	25	100.0

Total noninterest income	$28,005	$30,604	$(2,599)	(8.5)	$85,988	$93,272	$(7,284)	(7.8)

N/M — Not Meaningful
The decrease in noninterest income from the third quarter of 2007 was primarily due to a net loss on loans held for sale ($1.3 million), lower brokerage and investment fees ($0.8 million), and a net decrease from minor changes in several other categories. The net loss on loans held for sale was primarily the result of updated lower appraisal values on underlying collateral. The decline in brokerage and investment fees was primarily the result of lower demand for investment products due to attractively-priced traditional certificates of deposit in Citizens’ markets.
The decrease in noninterest income from the first nine months of 2007 was primarily due to lower mortgage and other loan income ($3.7 million), a net loss on loans held for sale ($3.5 million), and a net decrease from minor changes in several other categories, partially offset by higher bankcard fees ($1.2 million). The decrease in mortgage and other loan income was primarily the result of lower mortgage sales during 2008. The net loss on loans held for sale was primarily the result of a $2.3 million fair-value adjustment during the second quarter of 2008 on commercial real estate loans held for sale. Bankcard fees increased as a result of higher client debit card volume. While the other income category was essentially unchanged from the same period of 2007, Citizens realized a $2.1 million gain in the first quarter of 2008 due to Citizens’ receipt of proceeds from the partial redemption of its Visa shares. The effect of this item was substantially offset by lower revenue on bank owned life insurance policies due to lower market interest rates in 2008.

Citizens anticipates total noninterest income for the fourth quarter of 2008 will be lower than the third quarter of 2008 primarily due to lower trust fees and brokerage and investment fees as a result of the recent dramatically negative investment market conditions, and due to lower mortgage and other loan income as a result of lower origination volume.
Noninterest Expense
Noninterest expense for the third quarter of 2008 was $74.3 million, a decrease of $3.0 million from the third quarter of 2007. For the first nine months of 2008, noninterest expense totaled $412.1 million, an increase of $163.5 million over the same period of 2007. The second quarter of 2008 included a $178.1 million goodwill impairment charge and a $5.0 million net loss as a result of the aforementioned fair-value adjustment on commercial and residential repossessed assets.
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2008		September 30,		Change in 2008
(dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries and employee benefits	$39,728	$42,115	$(2,387)	(5.7)%	$120,999	$132,251	$(11,252)	(8.5)%
Occupancy	6,749	7,377	(628)	(8.5)	21,378	23,363	(1,985)	(8.5)
Professional services	3,246	5,096	(1,850)	(36.3)	11,540	13,599	(2,059)	(15.1)
Equipment	3,160	3,227	(67)	(2.1)	9,810	10,793	(983)	(9.1)
Data processing services	4,185	3,724	461	12.4	12,722	12,360	362	2.9
Advertising and public relations	1,297	1,003	294	29.4	4,593	6,070	(1,477)	(24.3)
Postage and delivery	1,626	1,777	(151)	(8.5)	5,411	5,937	(526)	(8.9)
Other loan expenses	2,755	1,245	1,510	121.2	8,014	3,237	4,777	147.6
ORE expenses, profits, and losses, net	1,825	360	1,465	406.8	9,461	394	9,067	2,302.2
Intangible asset amortization	2,226	2,803	(577)	(20.6)	7,006	8,875	(1,869)	(21.1)
Goodwill impairment	—	—	—	N/M	178,089	—	178,089	N/M
Restructuring and merger-related expenses	—	1,009	(1,009)	N/M	—	8,603	(8,603)	N/M
Other expenses	7,504	7,607	(103)	(1.4)	23,068	23,061	7	0.0

Total noninterest expense	$74,301	$77,343	$(3,042)	(3.9)	$412,091	$248,543	$163,548	65.8

N/M — Not Meaningful
The decrease in noninterest expense from the third quarter of 2007 was primarily the result of a general decline in all expenses due to cost savings and efficiencies implemented throughout 2007 following completion of the Republic merger as well as the effect of $1.0 million in restructuring and merger-related expenses incurred in the third quarter of 2007, partially offset by higher ORE expenses, profits, and losses, net ($1.5 million) and other loan expenses ($1.5 million). The increase in ORE expenses, profits, losses, net was primarily the result of owning more repossessed properties than one year ago. The increase in other loan expense was primarily the result of higher other mortgage processing fees due to the alliance with PHH Mortgage entered into in the first quarter of 2008 and higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans, partially offset by the decrease in provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit.
Salary costs included severance expense of $2.0 million for the third quarter of 2008 and $0.2 million for the third quarter of 2007. Citizens had 2,261 full-time equivalent employees at September 30, 2008 compared with 2,469 at September 30, 2007.
The increase in noninterest expense over the first nine months of 2007 was primarily due to the aforementioned $178.1 million goodwill impairment charge, higher ORE expense, profits, and losses, net ($9.1 million, including the $5.0 million fair-value adjustment on ORE), as well as higher other loan expenses ($4.8 million) in 2008 due to the factors discussed above, partially offset by the general decline in all other expense categories due to cost savings and efficiencies implemented during 2007 as well as the effect of $8.6 million in restructuring and merger-related expenses incurred in 2007.
Citizens anticipates total noninterest expense for the fourth quarter of 2008 will be consistent with the third quarter of 2008 as increases in FDIC premiums are expected to offset current savings initiatives.
Income Taxes
Citizens recognized an income tax benefit of $10.2 million for the third quarter of 2008, compared with an income tax provision of $12.6 million for the same period of 2007. The effective tax rate was 58.68% for the third quarter of 2008 and 28.41% for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the income tax provision (benefit) was $(28.7) million and $22.7 million, respectively. The effective tax rate was 12.66% and 23.77% for the nine months ended September 30, 2008 and 2007, respectively. The provision for the nine months ended September 30, 2008 was impacted by increasing loan loss provisions and $178.1 million of non-deductible goodwill impairment charge.
Citizens anticipates that the effective tax rate for 2008 will be approximately 12%-17%.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Specialty Commercial	$(21,619)	$12,574	$(215,538)	$16,526
Regional Banking	16,096	20,618	37,511	60,572
Wealth Management	321	1,114	1,796	2,486
Other	(1,974)	(2,542)	(21,452)	(6,709)

Net Income (Loss)	$(7,176)	$31,764	$(197,683)	$72,875

Specialty Commercial
Net income declined in both the three and nine month periods ended September 30, 2008 as compared with the same periods of the prior year. The decline in the three month period was primarily the result of higher provision for loan losses related to increased levels of nonperforming commercial real estate loans. Noninterest income also declined for the three month period primarily due to a loss on loans held for sale primarily as a result of updated lower appraisal values on underlying collateral. Net interest income and noninterest expense were essentially unchanged for the three month period. The decline in net income for the nine month period was a result of higher provision for loan losses, higher noninterest expense, lower net interest income, and lower noninterest income. The increase in provision for loan losses was primarily a result of higher levels of charge-offs and nonperforming loans from the commercial real estate loan portfolio. The increase in noninterest expense was primarily the result of the second quarter 2008 $178.1 million goodwill impairment charge which related entirely to the Specialty Commercial line of business, and to a lesser extent, an increase in foreclosure related expense. The decrease in net interest income was primarily due to an increase in nonaccrual commercial real estate loans. The decrease in noninterest income was primarily due to fair-value adjustments on commercial real estate loans held for sale.
Regional Banking
Net income declined in both the three and nine month periods ended September 30, 2008 as compared with the same periods of the prior year. The decline in the three month period was a result of higher provision for loan losses, lower net interest income, and higher noninterest expense, partially offset by an increase in noninterest income. The increase in provision for loan losses was primarily the result of higher net charge-offs related to the home equity and other direct consumer loan portfolios. The decrease in net interest income was primarily the result of lower spreads on deposits, which was driven by competitive pricing pressure and changes in the deposit product mix as funds continue to migrate into higher rate products. Noninterest expense increased slightly due to higher compensation, marketing, and delivery expenses, partially offset by lower core deposit intangible amortization. The increase in noninterest income was primarily a result of higher mortgage income. The decline in net income for the nine month period was primarily the result of higher provision for loan losses, and lower net interest income. Noninterest income and noninterest expense were essentially unchanged in the nine month period. The increase in provision for loan losses was due to higher net charge-offs and increases in nonperforming loans related to the home equity and other direct consumer loan portfolios. The decline in net interest income was primarily the result of lower spreads on deposits which was driven by competitive pricing pressure along with changes in the deposit product mix as funds continue to migrate into higher rate products.
Wealth Management
Net income declined in both the three month and nine month periods ended September 30, 2008 as compared with the same periods of the prior year. The decline in both periods was primarily the result of lower noninterest income, which was related to a decline in trust income for the three and nine month periods and a decline in brokerage income for the three month period. The decrease in trust income was the result of a decline in assets under administration driven by ongoing declines in market valuation. The decrease in brokerage income was primarily the result of lower demand for investment products due to attractively-priced traditional certificates of deposit in Citizens’ markets. Trust assets under administration were $2.2 billion at September 30, 2008, a decrease of $0.6 billion from September 30, 2007.
Other
Net income improved slightly in the three month period and declined in the nine month period ended September 30, 2008 as compared with the same periods of the prior year. Both periods were impacted by lower net interest income and lower noninterest income, and benefited from lower noninterest expense. The nine month period was also negatively impacted by higher provision for loan losses. The decline in net interest income was primarily the result of the internal profitability methodology utilized at Citizens which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest income was primarily due to lower mortgage sales in 2008. The decrease in noninterest expense in the three month period was a result of lower compensation and consulting costs, and $1.0 million in restructuring and merger-related expenses that were recognized in the third quarter of 2007. The decrease in noninterest expense for the nine month period was primarily the result of restructuring and merger-related expenses, compensation expense, an advertising campaign to build awareness of the Citizens’ brand, and other expenses related to integration activities that were incurred in the first nine months of 2007. The increase in the provision for loan losses for the nine month period was primarily the result of the fair-value adjustment on nonperforming residential mortgage loans which were transferred to loans held for sale in the second quarter of 2008.
Financial Condition
Total assets at September 30, 2008 were $13.1 billion, a decrease of $390.0 million or 2.9% from December 31, 2007 and essentially unchanged from September 30, 2007. The decrease from December 31, 2007 was primarily the result of using the investment securities portfolio cash flow to reduce short-term borrowings and the result of the aforementioned goodwill impairment charge. Total assets were essentially unchanged from September 30, 2007, as the investment securities and goodwill reductions were almost entirely offset by growth in commercial loans.
Investment Securities
Investment securities at September 30, 2008 decreased $102.8 million or 4.5% from December 31, 2007 to $2.2 billion and decreased $141.6 million or 6.2% from September 30, 2007. The decreases were primarily the result of using portfolio cash flow to fund commercial loan growth and to reduce short-term borrowings. Citizens does not have exposure to Freddie Mac or Fannie Mae common or preferred stock and did not have any other-than-temporary impairment charges during the first nine months of 2008.
Citizens holds a Whole-Loan CMO portfolio with a market value of $279.8 million as of September 30, 2008. All securities are Senior or Super Senior structures and are rated AAA. Of the $279.8 million, $219.0 million is comprised of securities that were originated prior to or during 2004. None were issued during 2006 or later. All of the holdings listed as mortgage-backed securities were issued by GNMA, FNMA or FHLMC.
Portfolio Loans
Total portfolio loans were $9.4 billion at September 30, 2008, essentially unchanged from December 31, 2007 and September 30, 2007.
Total commercial loans at September 30, 2008 were $5.8 billion, an increase of $119.6 million or 2.1% over December 31, 2007 and an increase of $469.3 million or 8.8% over September 30, 2007. The increases were primarily the result of new relationships in all of Citizens’ markets, partially offset by a reduction in the commercial real estate portfolio due to the transfer of $86.2 million in nonperforming commercial real estate loans to loans held for sale during the second quarter of 2008 and managed reductions in several loans. When compared with September 30, 2007, the increase in commercial and industrial loans also reflects growth from the Citizens Bank Business Finance division (the asset-based lending unit). The following table displays historical commercial loan portfolios by segment.
Commercial Loan Portfolio

	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
in millions	2008	2008	2008	2007	2007

Land Hold	$48.3	$49.8	$61.6	$63.8	$78.9
Land Development	125.0	128.2	159.2	167.8	161.0
Construction	364.2	344.1	370.7	342.6	376.3
Income Producing	1,533.2	1,569.9	1,567.3	1,526.0	1,338.8
Owner-Occupied	999.6	1,009.3	1,015.6	997.0	1,113.5

Total Commercial Real Estate	3,070.3	3,101.3	3,174.4	3,097.2	3,068.5
Commercial and Industrial	2,703.7	2,703.8	2,653.8	2,557.1	2,236.2

Total Commercial Loans	$5,774.0	$5,805.1	$5,828.2	$5,654.3	$5,304.7

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
Residential mortgage loans at September 30, 2008 decreased $165.5 million or 11.5% from December 31, 2007 to $1.3 billion and decreased $181.3 million or 12.4% from September 30, 2007. The decreases were primarily the result of weak consumer demand in Citizens’ markets, the sale of more than 70% of new mortgage originations into the secondary market, and transferring $41.7 million in nonperforming residential mortgage loans to loans held for sale during the second quarter of 2008.
Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $90.9 million or 5.8% from December 31, 2007 and decreased $120.7 million or 7.5% from September 30, 2007. The decreases were due to weak consumer demand, which is being experienced throughout the industry.
Indirect consumer loans, which are primarily marine and recreational vehicle loans, at September 30, 2008 totaled $843.1 million, essentially unchanged from December 31, 2007 and September 30, 2007.
In recognition of the evolving developments in the automotive sector, Citizens monitors the Corporation’s commercial exposure to the manufacturers and tier suppliers in that industry. Citizens has determined that the commercial exposure for this industry is less than ten percent of the total loan exposure for the Corporation and the risk associated with this industry has been appropriately considered in the allowance for loan losses.
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. The following tables represent six qualitative aspects of the loan portfolio that illustrate the overall level of risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — This table illustrates the commercial loans that, while still accruing interest, may be at risk due to general economic conditions or changes in a borrower’s financial status.

•	Nonperforming Assets (3-quarter and 5-quarter versions) — These tables illustrate the loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in these tables are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.
Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Table 1 — Delinquency Rates By Loan Portfolio

30 to 89 days Past Due	Sep 30, 2008		Jun 30, 2008		Mar 31, 2008		Dec 31, 2007		Sep 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$7.3	15.11%	$9.3	18.67%	$6.6	10.71%	$4.6	7.21%	$4.2	5.32%
Land Development	10.3	8.24	1.1	0.86	16.3	10.24	28.7	17.10	18.4	11.43
Construction	26.1	7.17	11.9	3.46	10.5	2.83	31.7	9.25	17.6	4.68
Income Producing	50.1	3.27	48.5	3.09	29.3	1.87	54.0	3.54	31.2	2.33
Owner-Occupied	21.3	2.13	18.6	1.84	19.0	1.87	20.3	2.04	10.8	0.97

Total Commercial Real Estate	115.1	3.75	89.4	2.88	81.7	2.57	139.3	4.50	82.2	2.68
Commercial and Industrial	29.1	1.08	29.5	1.09	39.9	1.50	39.0	1.53	22.0	0.98

Total Commercial Loans	144.2	2.50	118.9	2.05	121.6	2.09	178.3	3.15	104.2	1.96
Residential Mortgage	37.7	2.95	38.5	2.94	33.5	2.40	46.4	3.21	37.7	2.58
Direct Consumer	19.5	1.32	18.4	1.22	21.7	1.42	24.3	1.55	21.5	1.34
Indirect Consumer	13.6	1.61	14.4	1.73	13.3	1.62	15.9	1.92	14.7	1.73

Total Delinquent Loans	$215.0	2.29%	$190.2	2.01%	$190.1	1.99%	$264.9	2.79%	$178.1	1.93%

Total delinquencies at September 30, 2008 increased $24.8 million or 13.0% over June 30, 2008, primarily as a result of higher commercial real estate delinquencies, while the other commercial and consumer delinquencies remained relatively flat. The increase in commercial real estate was primarily in the land development and construction segments due to the continued slowdown in these segments in Michigan and Ohio. While the majority of the increases are due to payment issues requiring proactive mitigation strategies, over 40% of the delinquency increases are attributable to administrative and renewal issues which are generally resolved through discussion with the borrowers.
Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity and other pertinent trends. During these reviews, action plans are affirmed to address emerging problem loans or to implement a specific plan for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.

Table 2 — Commercial Watchlist

Accruing loans only	Sep 30, 2008		Jun 30, 2008		Mar 31, 2008		Dec 31, 2007		Sep 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$20.7	42.86%	$24.2	48.59%	$27.7	44.97%	$27.1	42.48%	$27.0	34.22%
Land Development	51.8	41.44	47.5	37.05	55.9	35.11	72.7	43.33	52.3	32.48
Construction	104.8	28.78	86.3	25.08	66.7	17.99	90.1	26.30	91.7	24.37
Income Producing	290.3	18.93	239.3	15.24	221.3	14.12	225.5	14.78	173.8	12.98
Owner-Occupied	167.0	16.71	161.8	16.03	155.8	15.34	153.0	15.35	213.0	19.13

Total Commercial Real Estate	634.6	20.67	559.1	18.03	527.4	16.61	568.4	18.35	557.8	18.18
Commercial and Industrial	431.2	15.95	432.5	16.00	407.1	15.34	387.4	15.15	362.4	16.21

Total Watchlist Loans	$1,065.8	18.46%	$991.6	17.08%	$934.5	16.03%	$955.8	16.90%	$920.2	17.35%

Accruing watchlist loans at September 30, 2008 increased $74.2 million or 7.5% over June 30, 2008. The increase was primarily the result of $106.6 million of commercial real estate loans which were transitioned to watchlist status by the newly centralized commercial real estate portfolio management team.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. The table below provides a summary of nonperforming assets as of September 30, 2008, December 31, 2007 and September 30, 2007.
Nonperforming Assets

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Nonperforming Loans
Commercial and industrial	$38,168	$12,659	$9,386
Commercial real estate	132,629	110,159	97,557

Total commercial	170,797	122,818	106,943
Residential mortgage	40,234	46,865	32,824
Direct consumer	16,270	13,657	10,926
Indirect consumer	2,090	2,057	1,806

Total consumer	18,360	15,714	12,732

Total nonaccrual loans	229,391	185,397	152,499
Loans 90 days past due and still accruing	1,635	3,650	1,923
Restructured loans	271	315	332

Total nonperforming portfolio loans	231,297	189,362	154,754
Nonperforming loans held for sale	86,645	21,676	5,846
Other Repossessed Assets Acquired (ORAA)	46,459	40,502	30,395

Total nonperforming assets	$364,401	$251,540	$190,995

Nonperforming assets as a percent of portfolio loans plus ORAA (1)	3.87%	2.64%	2.06%
Nonperforming assets as a percent of total assets	2.78	1.86	1.44
Allowance for loan loss as a percent of nonperforming loans	94.13	86.26	114.35
Allowance for loan loss as a percent of nonperforming assets	59.75	64.94	92.65

(1)	Portfolio loans exclude mortgage loans held for sale.
Nonperforming assets totaled $364.4 million at September 30, 2008, an increase of $112.9 million over December 31, 2007 and an increase of $173.4 million over September 30, 2007. The increase over December 31, 2007 was primarily the result of higher nonperforming commercial real estate loans, which migrated from accruing watchlist due to the continued deterioration of the Midwest economy, higher other repossessed assets acquired which migrated from the loan portfolio after incurring partial charge-offs, an increase in nonperforming commercial and industrial loans due to accruing loans migrating from the watchlist, and an increase in nonperforming residential mortgage loans. As part of the conversion to the PHH servicing platform, Citizens has seen an expected near term increase in nonperforming residential mortgage loans due to changes in collection practices on delinquent loans. PHH has a proven track record of long-term improvement in the performance of portfolios after conversion to their process, which Citizens believes will have a positive impact on Citizens’ long-term results. These increases were partially offset by the effects of the second quarter of 2008 $42.4 million net credit writedown and fair-value adjustments, which were comprised of: 1) a $127.9 million decrease in nonperforming loans ($86.2 million in commercial real estate and $41.7 million in residential mortgage); 2) a $5.0 million decrease in other repossessed assets acquired; and 3) a net increase of $90.4 million in nonperforming held for sale loans. The increase over September 30, 2007 was primarily the result of deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest, partially offset by the aforementioned credit writedown and fair-value adjustments. Nonperforming assets at September 30, 2008 represented 3.87% of total loans plus other repossessed assets acquired compared with 2.64% at December 31, 2007 and 2.06% at September 30, 2007. Nonperforming commercial loan inflows were $102.6 million in the third quarter of 2008 compared with $60.0 million in the third quarter of 2007.
Nonperforming commercial loan outflows were $38.5 million in the third quarter of 2008 compared with $22.4 million in the third quarter of 2007. The third quarter of 2008 outflows included $8.5 million in loans that returned to accruing status, $11.7 million in loan payoffs and paydowns, $17.2 million in charged-off loans, and $1.1 million transferring to other repossessed assets acquired.
Table 3 — Nonperforming Assets

	Sep 30, 2008		Jun 30, 2008		Mar 31, 2008		Dec 31, 2007		Sep 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$11.0	22.77%	$3.4	6.83%	$5.5	8.93%	$4.5	7.05%	$3.0	3.80%
Land Development	20.6	16.48	22.8	17.78	46.4	29.15	35.6	21.22	40.4	25.09
Construction	25.7	7.06	12.6	3.66	51.9	14.00	28.8	8.41	18.6	4.94
Income Producing	57.6	3.76	23.1	1.47	40.5	2.58	21.5	1.41	26.5	1.98
Owner-Occupied	17.7	1.77	13.1	1.30	23.5	2.31	19.7	1.98	9.0	0.81

Total Commercial Real Estate	132.6	4.32	75.0	2.42	167.8	5.29	110.1	3.55	97.5	3.18
Commercial and Industrial	38.2	1.41	31.6	1.17	20.3	0.76	12.7	0.50	9.4	0.42

Total Nonperforming Commercial Loans	170.8	2.96	106.6	1.84	188.1	3.23	122.8	2.17	106.9	2.02

Residential Mortgage	40.2	3.14	12.4	0.95	45.8	3.29	46.9	3.25	32.8	2.25
Direct Consumer	16.3	1.10	16.3	1.09	13.5	0.88	13.7	0.87	10.9	0.68
Indirect Consumer	2.1	0.25	1.4	0.17	1.7	0.21	2.1	0.25	1.8	0.21
Loans 90+ days still accruing and restructured	1.9	0.02	2.5	0.03	4.4	0.05	3.9	0.04	2.4	0.03

Total Nonperforming Portfolio Loans	231.3	2.47%	139.2	1.47%	253.5	2.65%	189.4	1.99%	154.8	1.68%
Nonperforming Held for Sale	86.6		92.6		22.8		21.6		5.8
Other Repossessed Assets Acquired	46.5		54.1		50.3		40.5		30.4

Total Nonperforming Assets	$364.4		$285.9		$326.6		$251.5		$191.0

Some of the Citizens’ nonperforming loans included in the nonperforming loan table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 5 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
Allowance for Loan Losses, Provision for Loan Losses, and Net Charge-Offs
A summary of loan loss experience during the three and nine months ended September 30, 2008 and 2007 is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Allowance for loan losses — beginning of period	$181,718	$181,118	$163,353	$169,104
Provision for loan losses	58,390	3,765	163,489	39,122
Charge-offs	25,309	9,990	114,958	38,201
Recoveries	2,928	2,065	5,843	6,933

Net charge-offs	22,381	7,925	109,115	31,268

Allowance for loan losses — end of period	$217,727	$176,958	$217,727	$176,958

Portfolio loans outstanding at period end (1)	$9,378,198	$9,219,226	$9,378,198	$9,219,226
Average portfolio loans outstanding during period (1)	9,456,378	9,163,,488	9,489,891	9,170,787
Allowance for loan losses as a percentage of portfolio loans	2.32%	1.92%	2.32%	1.92%
Ratio of net charge-offs during period to average portfolio loans (annualized)	0.94	0.34	1.54	0.46

(1)	Balances exclude mortgage loans held for sale.
A summary of net charge-off experience in each of the five most recent fiscal quarters is provided below.
Table 4 — Net Charge-Offs

	Three Months Ended
	Sep 30, 2008		Jun 30, 2008		Mar 31, 2008		Dec 31, 2007		Sep 30, 2007
		% of		% of		% of		% of		% of
in millions	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**

Land Hold	$1.7	14.08%	$0.7	5.62%	$0.5	3.25%	$0.4	2.51%	$—	—%
Land Development	6.9	22.08	16.4	51.17	6.6	16.58	6.3	15.02	0.4	0.99
Construction	0.5	0.55	13.8	16.04	1.2	1.29	1.8	2.10	0.1	0.11
Income Producing	4.4	1.15	7.7	1.96	0.9	0.23	2.4	0.63	0.1	0.03
Owner-Occupied	1.3	0.52	3.4	1.35	(0.1)	(0.04)	(0.2)	(0.08)	0.6	0.22

Total Commercial Real Estate	14.8	1.93	42.0	5.42	9.1	1.15	10.7	1.38	1.2	0.16
Commercial and Industrial	0.4	0.06	0.6	0.09	0.9	0.14	1.4	0.22	0.6	0.11

Total Commercial Loans	15.2	1.05	42.6	2.94	10.0	0.69	12.1	0.86	1.8	0.14

Residential Mortgage	0.5	0.16	20.7	6.33	1.8	0.52	2.0	0.55	1.6	0.44
Direct Consumer	3.3	0.89	3.1	0.83	3.0	0.79	2.3	0.59	2.6	0.65
Indirect Consumer	3.4	1.61	2.9	1.39	2.6	1.27	3.3	1.59	1.9	0.88

Total Net Charge-offs	$22.4	0.94%	$69.3	2.93%	$17.4	0.74%	$19.7	0.84%	$7.9	0.34%

**	Represents an annualized rate.
The increase in net charge-offs in the third quarter of 2008 over the third quarter of 2007 was primarily the result of higher charge-offs on commercial real estate due to declining real estate values and general economic deterioration in the Midwest.
After determining what Citizens believes is an adequate allowance for loan losses, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses identified based on the risk in the portfolio and the quarterly net charge-offs. The provision for loan losses was $58.4 million in the third quarter of 2008, compared with $3.8 million in the third quarter of 2007. The increase was primarily the result of higher commercial real estate charge-offs and the continued migration of certain commercial real estate watchlist loans to nonperforming status. This migration, and the associated re-evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. For the first nine months of 2008, the provision for loan losses totaled $163.5 million compared with $39.1 million for the same period of 2007 due to the aforementioned factors.
The allowance for loan losses totaled $217.7 million or 2.32% of portfolio loans at September 30, 2008, compared with $163.4 million or 1.72% at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and, to a lesser extent, an increase in the historical loss migration rates and extended duration of residential mortgage and consumer loans. Based on current conditions and expectations, Citizens believes that the allowance for loan losses at September 30, 2008 is adequate to address the estimated loan losses inherent in the loan portfolio at that date. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which include specific allowances for identified problem loans, a risk allocated allowance that is comprised of several homogeneous loan pool valuation allowances based on historical data with additional qualitative risk determined by the judgment of management, and a general valuation allowance that reflects Citizens’ evaluation of a number of other risk factors. The specific allowance was $35.6 million at September 30, 2008, compared with $17.8 million at December 31, 2007. The increase was primarily the result of anticipated loss of approximately $16 million on two income producing commercial real estate relationships. The risk allocated allowance was $174.0 million at September 30, 2008, compared with $139.5 million at December 31, 2007. The increase was primarily the result of higher nonperforming commercial real estate loans and an increase in recent loss history for the residential mortgage and direct consumer portfolios. The general valuation allowance was $8.1 million at September 30, 2008, compared with $6.1 million at December 31, 2007. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2007 Annual Report on Form 10-K.
Given the uncertainties in the Midwest economy, continued downturn in real estate markets, and volatility in borrower capacities, Citizens has found it very difficult to give a narrow range of qualitative guidance on net charge-offs and provision expense at this time. Citizens anticipates net charge-offs and provision for loan losses for the fourth quarter of 2008 will be equal to or higher than the third quarter of 2008, depending on the level of continued change in nonperforming loans and challenges in the economy.
Loans Held for Sale
Loans held for sale at September 30, 2008 increased $30.7 million or 40.5% over December 31, 2007 to $106.5 million and increased $30.1 million or 39.5% over September 30, 2007. The increases were primarily the result of transferring $92.8 million (the aforementioned $127.9 million net of the fair-value adjustment) in nonperforming commercial real estate and residential mortgage loans to loans held for sale, partially offset by a decrease in residential mortgage origination volume awaiting sale in the secondary market as a result of faster funding through Citizens’ alliance with PHH Mortgage that began in the first quarter of 2008 and, to a lesser extent, a decline in commercial loans held for sale due to customer paydowns, adjustments to reflect current fair-market value, and transfers to ORE status.
Goodwill
Goodwill at September 30, 2008 was $597.2 million, a decrease of $178.1 million or 23.0% from December 31, 2007 and a decrease of $181.3 million or 23.3% from September 30, 2007. The declines were due to a non-cash, non-taxable $178.1 million goodwill impairment charge recorded in the second quarter of 2008 with respect to the entire amount of goodwill previously allocated to the Specialty Commercial line of business after Citizens conducted interim analyses to determine if the fair value of the assets and liabilities in the Regional Banking and Specialty Commercial lines of business exceeded their carrying amounts. Citizens determined it was necessary to perform these analyses as a result of ongoing volatility in the financial industry, Citizens’ market capitalization decreasing to a level below tangible book value, and continued deterioration in the credit quality of Citizens’ commercial real estate portfolio. During the third quarter of 2008, Citizens concluded its interim analyses with no additional impairment charges being recorded. As required by SFAS 142, “Goodwill and Other Intangible Assets,” Citizens is still required to perform its annual goodwill impairment test during the fourth quarter. There can be no assurance that such test will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets.
Deposits
Total deposits at September 30, 2008 were $9.0 billion, an increase of $704.2 million or 8.5% over December 31, 2007 and an increase of $1.1 billion or 13.4% over September 30, 2007. Core deposits, which exclude all time deposits, totaled $4.5 billion at September 30, 2008, an increase of $402.2 million or 9.5% over December 31, 2007 and an increase of $495.8 million or 12.3% over September 30, 2007. The increases in core deposits were primarily the result of a new on-balance sheet sweep product for Citizens’ commercial clients introduced in late 2007 and migration of funds from time deposits to savings. The increase over September 30, 2007 was partially offset by the migration of funds from lower-cost deposits to time deposits with higher yields. Time deposits totaled $4.5 billion at September 30, 2008, an increase of $302.0 million or 7.2% over December 31, 2007 and an increase of $568.5 million or 14.6% over September 30, 2007. The increases were primarily the result of a shift in funding mix from short-term borrowings to longer-term brokered certificates of deposit.

At September 30, 2008, Citizens had approximately $1.4 billion in time deposits of $100,000 or more, compared with $1.6 billion at December 31, 2007 and $1.6 billion at September 30, 2007. Time deposits of $100,000 or more consist of commercial, consumer and public fund deposits derived almost exclusively from local markets. In order to minimize the use of higher-cost funding alternatives, Citizens continues to promote relationship-based core deposit growth and stability through focused marketing efforts and competitive pricing strategies. Although, Citizens has not traditionally relied on brokered or out of market purchased deposits for any significant portion of funding, Citizens has increased the use of this funding source when appropriate. At September 30, 2008, Citizens had $1.0 billion in brokered deposits, compared with $574.3 million at December 31, 2007 and $299.8 million at September 30, 2007. Citizens will continue to evaluate the use of alternative funding sources, such as brokered deposits, as funding needs change.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans. Short-term borrowed funds at September 30, 2008 totaled $123.1 million, a decrease of $419.1 million from December 31, 2007 and a decrease of $674.7 million from September 30, 2007. The decrease from December 31, 2007 was primarily the result of a decline in federal funds purchased. The decrease from September 30, 2007 was primarily the result of a decline in federal funds purchased and retiring dealer repurchase agreements, partially offset by the reclassification of the $50 million variable rate note.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2008 totaled $2.3 billion, a decrease of $591.9 million or 20.1% from December 31, 2007 and a decrease of $453.1 million or 16.2% from September 30, 2007. The decreases were primarily the result of a shift in the mix of funding to deposits and the use of the proceeds from the issuance of equity securities in June 2008 to paydown debt.
Citizens issued a five year variable rate promissory note for $50.0 million on April 2, 2007. The related credit agreement required Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008. The note was reclassified to a short-term borrowing at September 30, 2008 and Citizens retired the $50.0 million note on October 7, 2008.
Capital Resources
Citizens continues to maintain a strong capital position, which supports current needs and provides a sound foundation to support future expansion. The Corporation’s regulatory capital ratios are consistently at or above the “well-capitalized” standards and all bank subsidiaries have sufficient capital to maintain a “well-capitalized” designation. The Corporation’s capital ratios as of September 30, 2008, December 31, 2007 and September 30, 2007 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	September 30,	December 31,	September 30,
	Required	Capitalized”	2008	2007	2007

Risk based:
Tier 1 capital	4.00%	6.00%	10.88%	9.18%	9.28%
Total capital	8.00	10.00	13.13	11.66	11.79

Tier 1 Leverage	4.00	5.00	8.76	7.53	7.49
Shareholders’ equity at September 30, 2008 was $1.5 billion, essentially unchanged from December 31, 2007 and September 30, 2007. Book value per common share at September 30, 2008, December 31, 2007, and September 30, 2007 was $12.20, $20.84, and $20.65, respectively. Citizens has taken actions during 2008 to enhance capital and maintain a strong balance sheet. On April 17, 2008, the Board of Directors voted to suspend the common stock quarterly cash dividend. During May 2008, Citizens recorded the aforementioned goodwill impairment, credit writedown, and fair-value adjustments that together reduced shareholder’s equity by $205.6 million. On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“preferred stock”) that together increased shareholders’ equity by $189.5 million (net of issuance costs and the underwriting discount). The preferred stock converted to 30.1 million shares of Citizens’ common stock on September 29, 2008 after shareholders approved the required increase in authorized common stock on September 22, 2008. Management believes these are crucial steps to weathering the current adverse economic conditions and providing a better return for its shareholders in the long run.
During the third quarter of 2008, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The Holding Company’s subsidiary banks derive liquidity through deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, its subsidiary banks have access to financial market borrowing sources on an unsecured, as well as a collateralized basis, for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the subsidiary banks are members.
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. For the first nine months of 2008, the Holding Company received $28.5 million in dividends from subsidiaries and paid $22.0 million in dividends to its shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. As of September 30, 2008 the subsidiary banks are able to pay dividends of $4.6 million to the Holding Company without prior regulatory approval.
The ability to borrow funds on both a short-term and long-term basis provides an additional source of liquidity for the Holding Company. The ability to gain access to funds may be impaired by adverse general economic conditions. Due to the significant increase in the Holding Company’s cash resources resulting from the June 2008 capital offering as well as a potential increase in rates and fees associated with renewal of the $65.0 million credit facility with three unaffiliated banks reflecting general conditions in the credit market, Citizens elected not to renew the credit facility, which expired in August 2008. In addition, Citizens had issued a $50.0 million five year variable rate promissory note on April 2, 2007. The credit agreement required Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008 and the note was reclassified to a short-term borrowing. The Holding Company’s cash resources totaled $270.3 million at September 30, 2008. On October 7, 2008, Citizens paid off the note, leaving $220.3 million of cash resources at the Holding Company. After paying off the note, the Holding Company’s interest and preferred dividend payment obligations are approximately $20 million annually. Citizens believes that the Holding Company has adequate liquidity to meet its currently anticipated short and long-term needs.

Citizens also has contingent letter of credit commitments that may impact liquidity. Since many of these commitments have historically expired without being drawn upon, the total amount of these commitments does not necessarily represent the Corporation’s future cash requirements in connection with them.
The Corporation’s long-term debt to equity ratio was 152.8% as of September 30, 2008 compared with 186.3% at December 31, 2007 and 179.3% as of September 30, 2007. Changes in deposit obligations and short-term and long-term debt during the third quarter of 2008 are further discussed in the sections titled “Deposits” and “Borrowed Funds.”
The Corporation believes that it has sufficient liquidity and capital sources to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue long-term debt and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was reviewed by Moody’s Investor Service in October 2008 and maintained, and was downgraded by Standard and Poor’s in October 2008, Dominion Bond Rating Service in April 2008, and Fitch Ratings in February 2008. Citizens does not believe the recent downgrades will negatively affect its ability to obtain wholesale funding. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings for Citizens’ Holding Company and subsidiary banks are displayed in the following table.
Credit Ratings

		Moody’s			Dominion
	Standard &	Investor		Fitch	Bond Rating
	Poor’s	Service		Ratings	Seervice
Citizen Republic Bancorp
(Holding Company)
Long-Term Debt	BBB-		A3	BBB-	BBB
Short-Term Debt	A-3	P	-2	F3	R-2 (middle)
Trust Preferred	BB	Baa 1		BB+	BBB (low)

Citizens Bank
Certificate of Deposit	—		A2	BBB	BBB (high)

F & M Bank-lowa
Certificate of Deposit	—		—	BBB	BBB (high)
Interest Rate Risk
Interest rate risk refers to the risk of loss arising from changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow certain of Citizens’ customers and counterparties to the investment and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenues for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $355.1 million or 2.7% of total assets as of September 30, 2008, compared with rate sensitive liabilities repricing within one year exceeding rate sensitive assets repricing within one year by $203.0 million or 1.5% of total assets at December 31, 2007. This reflects a more asset sensitive position than at December 31, 2007 due to the reduction of the fixed-rate investment portfolio, the replacement of short-term variable rate funding with longer term fixed rate funding, and the aforementioned capital issuance. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2008 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact of net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions including prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of September 30, 2008 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 1.3% and 2.6%, respectively, from what it would be if rates were to remain at September 30, 2008 levels. An immediate 100 basis point parallel decline in market rates would be expected to decrease net interest income by 0.7% from what it would be if rates were to remain at September 30, 2008 levels. A net interest income simulation for a 200 basis point parallel decline in market rates was not performed at September 30, 2008, as the results would not have been meaningful given the current level of short-term market interest rates. These measurements represent less exposure to increasing interest rates and slightly less exposure to decreasing interest rates than at December 31, 2007, resulting from the extension of short-term borrowings and a reduction in option risk from the balance sheet. This reduction in option risk resulted from the runoff of assets with prepayment options and the addition of liabilities where Citizens has the ability to prepay without penalty. Net interest income is not only affected by the level and direction of interest rate changes, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Holding residential mortgage loans for sale and committing to fund residential mortgage loan applications at specific rates exposes Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens enters into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment is issued which are considered derivatives under SFAS 133. As of September 30, 2008, Citizens had no forward commitments to sell mortgage loans. Further discussion of derivative instruments is included in Note 16 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2007 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” of this Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
July 2008	38	(a)	2.54	—	1,241,154
August 2008	166	(a)	3.88	—	1,241,154
September 2008	729	(a)	4.87	—	1,241,154

Total	933		4.60	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. As of September 30, 2008, 1,241,154 shares remain to be purchased under this program. The purchase of shares is subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased, or that any additional repurchases will be authorized by the Board of Directors.
Item 4. Submission of Matters to a Vote of Security Holders
Citizens held a special meeting of shareholders on September 22, 2008 at which the shareholders voted to amend Article III of the Corporation’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100 million to 150 million shares. The amendment was filed with the State of Michigan and became effective September 23, 2008. The following table sets forth the number of votes for and against the item as well as abstentions and broker non-votes.

	For	Against	Abstain	Broker Non-Votes
Approve amendment to Article III of the Corporation’s Amended and Restated Articles of Incorporation	75,422,010	4,718,747	621,173	205,108
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended through September 23, 2008

10.43	2008 Management Incentive Plan* (incorporated by reference from Citizens’ Current Report on Form 8-K filed September 17, 2008)

10.44	Agreement between Citizens Republic Bancorp, Inc., and Clinton A. Sampson, dated November 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: November 10, 2008	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended through September 23, 2008

10.43	2008 Management Incentive Plan* (incorporated by reference from Citizens’ Current Report on Form 8-K filed September 17, 2008)

10.44	Agreement between Citizens Republic Bancorp, Inc., and Clinton A. Sampson, dated November 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.