Form 10-K
period 2008-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2009-03-03
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was $266,843,662. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.
The number of shares outstanding of the Registrant’s no par value Common Stock as of February 25, 2009 was 126,308,236.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Republic Bancorp, Inc.’s Proxy Statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS REPUBLIC BANCORP, INC.
2008 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens’ common stock is traded on the NASDAQ Global Select MarketSM (“NASDAQ”) under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s website www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Kristine Brenner, Director of Investor Relations, at the corporate address listed above to receive copies of these reports without charge.
GENERAL
Citizens Republic Bancorp, Inc., incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank—Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA accounts and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
At December 31, 2008, Citizens directly or indirectly owned the following subsidiaries:

			Total	Date
	Principal	Number of	Assets	Acquired /
Subsidiary	Office	Offices	(in millions)	Established

Citizens Bank (a)	Flint, MI	222	$12,258.3	1871
F&M Bank — Iowa (a)	Marshalltown, IA	11	481.3	11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(b )	(b )	03/01/02

(a)	Consolidated totals include its non-bank subsidiaries. F&M Bank — Iowa had total trust assets under administration of $25.0 million at December 31, 2008.

(b)	Citizens Bank Wealth Management, N.A. conducts business at most Citizens Bank locations and had total assets under administration of $1.9 billion at December 31, 2008.
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
SUBSEQUENT EVENTS
On January 22, 2009, William R. Hartman, Chairman, President and Chief Executive Officer of Citizens Republic Bancorp, Inc., announced his retirement as President and Chief Executive Officer of the Corporation and its subsidiaries, effective January 31, 2009. Mr. Hartman will remain as non-executive Chairman until Citizens’ 2009 annual meeting of shareholders to assist with transitional matters. The Board named Cathleen H. Nash, formerly Citizens’ Executive Vice President — Regional Banking, to serve as the new President and Chief Executive Officer on February 1 following Mr. Hartman’s departure on January 31. Ms. Nash joined Citizens in July 2006 as its Executive Vice President and Head of Consumer Banking and was named to her current post in August 2007. Prior to joining Citizens, she served as the Director of Branch Banking of SunTrust Corporation from September 2003 to June 2006 and as Director of Florida Retail Banking of SunTrust from May 2001 to September 2003. Ms. Nash has more than 20 years of experience in the banking industry. Ms. Nash has also been appointed to the Board of Directors, effective February 1, 2009, for a term expiring at the annual shareholders meeting in 2010 and will also serve on the Executive Committee of the Board.
On February 2, 2009, Citizens announced that John D. Schwab, Executive Vice President and Chief Credit Officer, retired. Mark W. Widawski, the current managing director for Citizens’ Business Finance division, has been named as Mr. Schwab’s successor. Mr. Schwab’s retirement and Mr. Widawski’s appointment were both effective on the date of the announcement.
GEOGRAPHIC LOCATIONS
As of December 31, 2008, Citizens conducts operations through 233 offices and 266 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana with 2,232 full-time equivalent employees. In Michigan, the primary market areas are concentrated in the Lower Peninsula, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market area is the central region of the state. In Indiana, the primary market area is Indianapolis.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

	Year Ended Decembe 31,
(in thousands)	2008	2007	2006

Interest and fees on loans	$586,073	$684,047	$399,469
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	114,838	123,864	72,883
Noninterest income	101,742	122,568	90,627

Total revenues	$802,653	$930,479	$562,979

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.

LINES OF BUSINESS
Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along three major business lines: Specialty Commercial, Regional Banking and Wealth Management. A brief description of each follows:
•	Specialty Commercial — Specialty Commercial includes the commercial real estate, public funds, and asset-based lending teams. These groups provide a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, middle-market companies, and local governments and municipalities. Products and services offered include commercial mortgages, real estate construction lending, term loans, revolving credit arrangements, inventory and accounts receivable financing, and letters of credit. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Regional Banking — Regional Banking includes the consumer, residential mortgage, commercial and industrial, small business, private banking and treasury management teams. These groups provide a wide range of lending, depository, and other related financial services to both businesses and individual consumers. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, residential mortgage loans, checking, savings and money market accounts, debit and credit cards, ATM network services, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. The products and services offered to commercial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Wealth Management — Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•	Other — Activities that are not directly attributable to one of the three primary business lines are included in the Other business line. Included in this category are the Holding Company; indirect consumer lending; shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.
The Specialty Commercial and Regional Banking business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” “Allowance for Loan Losses,” and “Contractual Obligations and Off-Balance Sheet Arrangements” and under Notes 1, 5, and 18 to the Consolidated Financial Statements.
Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 17 of the Consolidated Financial Statements.

COMPETITION
The financial services industry is highly competitive. Citizens’ banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include banking subsidiaries of JP Morgan Chase & Co., Comerica Incorporated, The PNC Financial Services Group, Inc., Fifth Third Bancorp, Bank of America, Marshall & Ilsley Corporation, Associated Banc-Corp, US Bancorp, Huntington Bancshares Incorporated, Wells Fargo, TCF Financial Corporation, Charter One (RBS), and KeyCorp, among others. The Corporation also actively competes with a variety of other financial service organizations including community banks, savings associations, finance companies, mortgage banking companies, brokerage firms, insurance companies, credit unions and other organizations.
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
Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. Both of Citizens’ banking subsidiaries are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators; Citizens Bank by the Michigan Office of Financial and Insurance Regulation and F&M Bank-Iowa by the Iowa Division of Banking. Citizens Bank and F&M Bank-Iowa are also subject to supervision and examination by the Federal Reserve Board because they are members of the Federal Reserve System and by the Federal Deposit Insurance Corporation (“FDIC”), because the FDIC insures their deposits to the extent provided by law. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Additionally, the other non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.
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
Dividends from a national banking association may be declared only from the bank’s undivided profits, and until the bank’s surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank’s net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. As of January 1, 2009, Citizens’ banking subsidiaries were able to distribute aggregate dividends of $2.4 million without further regulatory approval. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management”. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the sum of the bank’s net income of that year combined with its retained net income of the preceding two years.
On April 17, 2008, Citizens’ Board of Directors voted to suspend the common stock quarterly dividend. On December 12, 2008, Citizens issued fixed-rate cumulative perpetual preferred stock, Series A with liquidation value of $300 million to the U.S. Department of the Treasury (“Treasury”) as part of the Treasury’s Capital Purchase Program. Terms of the issuance prohibit the payment of dividends by the Holding Company without the prior approval of the Treasury until the earlier of December 12, 2011 or such time as Treasury no longer holds the preferred stock.
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
A banking institution that is in any of the three undercapitalized categories is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
FDICIA also contains a variety of other provisions that may affect Citizens’ operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.
At December 31, 2008 and 2007, the most recent notification from the Federal Reserve Board categorized Citizens and all of its depository institution subsidiaries as “well-capitalized” under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2008 and maintenance of minimum average reserve balances by the banking subsidiaries with the Federal Reserve Bank is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity Risk Management” and Note 20 to the Consolidated Financial Statements.

FDIC Insurance Assessments
The FDIC adopted a new rule for calculating deposit insurance based on a risk-weighting effective January 1, 2007, and increased the assessment amount for all insured institutions for payments due June 30, 2007 and forward. The risk-based system places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.
The calculation of the FDIC assessment includes the Financing Corporation (“FICO”) assessment. FICO was established to finance the Federal Savings and Loan Insurance Corporation resolution fund. All FDIC insured banks are required to pay into this resolution fund through the Deposit Insurance Fund (“DIF”). The current annual assessment DIF rate is 0.01% of total deposits.
On November 30, 2006, the FDIC issued a one time credit to institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are classified as a “successor” to such an institution. For assessment periods during 2007, well-capitalized institutions, such as Citizens Bank and F&M Bank — Iowa could offset up to 100% of the assessment with this credit. For assessment periods after 2007, this credit could offset up to 90% of the assessment. Beginning in the fourth quarter of 2008, Citizens experienced an increase in FDIC premiums as a result of fully utilizing these credits. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, beginning the first quarter of 2009. Citizens estimates its first quarter assessment rate will be 0.1376%. The new annual assessment rate will range from 0.12% of total deposits to 0.50% of total deposits. Additionally, the FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.
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
Loans to Insiders
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer or a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.
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
Anti-Money Laundering and the USA Patriot Act of 2001
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.
The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens’ banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a BSA officer, employee training programs and an independent audit function to review and test the program.
EESA and Troubled Asset Relief Capital Purchase Program
In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury announced the Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under CPP, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock (“preferred stock”) and warrants which qualify as Tier 1 capital. On December 12, 2008, Citizens issued $300.0 million of fixed-rate cumulative perpetual preferred stock and a warrant to purchase 17,578,125 shares of its common stock at $2.56 per share to the Treasury as part of this program. The preferred stock will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The preferred stock will be callable at par after three years. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standard for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to our chief executive officer, chief financial officer, and our next three most highly compensated executive officers.
The Treasury has been given authority to promulgate regulations under the EESA. Any new regulations implemented by the Treasury under the EESA may be applied retroactively to recipients of TARP funding under the CPP. In addition, the U.S. government could in the future pass new legislation which may have a similar effect. In either case, any such new regulations or legislation may have the effect of imposing additional economic restrictions or obligations on Citizens under the TARP CPP, at least for as long as any of Citizens’ obligations under the CPP remain outstanding.
The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) was established pursuant to Section 121 of the EESA, and has the duty among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management, and sale of assets by the Treasury under TARP and the CPP including the preferred stock purchased from Citizens.
American Recovery and Reinvestment Act
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients, such as Citizens, and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients.
Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of Citizens’ most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in the EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. To the extent that the executive compensation provisions in the ARRA are more restrictive than the restrictions described in the Treasury’s executive compensation guidelines already issued under the EESA, the new ARRA guidelines appear to supersede those restrictions. However, both the ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under the ARRA and EESA will be applied.
In addition, the ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP recipient to determine whether any such payments were excessive, inconsistent with the purposes of the ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP recipient, the Secretary will seek to negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP recipient) with respect to any such compensation or bonuses. The ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP recipient to repay any assistance previously provided to such TARP recipient under the TARP, without regard to whether the TARP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under the ARRA.
Citizens is currently evaluating the potential impact of this legislation on its financial condition and results of operation.

Temporary Liquidity Guarantee Program
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 9, 2008, the Corporation and two of its subsidiaries, Citizens Bank and F&M Bank-Iowa, announced that they elected to participate in both guarantee programs.
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. The effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2008, 2007, and 2006 and their potential effect on future periods is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and incorporated herein by reference. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2008, 2007, and 2006 and its potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Critical Accounting Policies,” “Loan portfolio,” “Credit Risk Management,” “Nonperforming Assets,” and “Allowance for Loan Losses” and incorporated herein by reference.
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
We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause our net income to decline and could have a negative impact on our capital and financial position.
Making loans is an essential element of our business, and there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, the potential inadequacy of the value of the collateral in the event of default, such as has resulted from the deterioration in commercial and residential real estate values.
We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
A significant portion of our loan portfolio is sensitive to real estate values, and declining real estate prices in our markets have resulted in sharp increases in delinquencies and losses on certain segments of our portfolio. Although we do not engage in subprime lending, the related economic issues and the resulting disruption in the secondary market for residential mortgage loans and the reduction in the availability of mortgage credit have contributed to a decline in the real estate markets generally, and certain segments of our loan portfolio, particularly our land hold, land development and construction loan portfolios, have suffered large increases in delinquencies and losses. Although we have ceased extending land hold and land development loans and are working actively to manage our remaining land hold and land development portfolio, we may suffer further losses in this segment if market conditions continue to deteriorate and our efforts to limit losses through workouts of bad loans are unsuccessful. Taken together with the general economic downturn in our key markets, the effects of ongoing mortgage market turbulence, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further reductions in real estate values, further adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sale of mortgage loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and their ability to repay loans from us. Although our most significant loan losses to date have been concentrated in our commercial real estate loan portfolio, a sustained economic downturn could adversely affect other portions of our loan portfolio.
There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause net income to decline in the period(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.
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
Difficult economic conditions have adversely affected the banking industry and financial markets generally and may significantly affect our business, financial condition, and results of operations.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, changes in interest rates and the money supply and other factors may adversely affect our asset quality, deposit levels, loan demand, and therefore, earnings.
The capital and credit markets, including fixed income markets, have been experiencing volatility and disruption since August 2007. In some cases the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength. Secondary markets for certain forms of securitized credit have ceased to function.
Many lenders and institutional investors have reduced and in some cases ceased to provide funding to borrowers including to other financial institutions because of concern about the stability of financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will persist, the extent to which they will impact our business segments, or whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting shortfall of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition, and results of operations.
As a result of the challenges presented by current economic conditions, we face various risks in connection with these events, including the following:
•	Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses.

•	Increased regulation of our industry, including heightened legal standards, and regulatory requirements or expectations in connection with EESA and ARRA or future legislation. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities. In addition, compensation restrictions associated with EESA, ARRA, or similar future legislation may affect our ability to attract and retain key management personnel.

•	Possible changes to bankruptcy laws could result in the loss of all or part of our security interest in mortgage loans (so-called “cramdown” provisions) or other foreclosure moratorium laws.

•	Further disruptions in the capital markets or other events including actions by rating agencies and deteriorating investor expectations may result in an inability to borrow at favorable terms or at all from other financial institutions.
An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for our financial products such as loans.
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
The concentration of our assets and operations in Michigan and the other Upper Midwest states in which we operate makes us sensitive to changes in economic, demographic, and regulatory conditions in those states. The economy in our markets relies heavily on the performance of the manufacturing sector in general and the automobile industry specifically. Declining vehicle production, foreign competition, higher fuel prices, tighter credit availability and continued supply rationalization have contributed to significant job losses in the automotive sector in recent years, and this trend is expected to continue. The current economic downturn in our markets has led to significant deterioration in the quality of our loan portfolio by adversely affecting the ability of our customers to repay loans and reducing the value of the collateral securing loans we have extended. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.
If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.
Our subsidiary banks derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, our subsidiary banks have access to financial market borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve, Federal Home Loan Banks of which the subsidiary banks are members, and other correspondent banks. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.
Our credit rating was reviewed by Moody’s Investor Service in October 2008 and maintained, and was downgraded by Standard and Poor’s in October 2008, Dominion Bond Rating Service in April 2008, and Fitch

Ratings in February 2008. Citizens does not believe the recent downgrades will negatively affect its ability to obtain wholesale or interbank funding. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. Wholesale funding represents an important source of liquidity to us, and credit ratings affect the availability and cost of this funding. We currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity. If our ratings were downgraded from their current level, our ability to borrow funds at favorable rates may be negatively impacted and could adversely affect our results of operations and financial condition.
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
Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change our operations or dispose of an operating unit could have a negative effect on our goodwill or other intangible assets such that we may need to record an impairment charge, which could have a material adverse impact on our results of operations.
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are assessed at least annually for impairment, or when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. During the second quarter of 2008, we performed an interim goodwill impairment test and determined that the goodwill allocated to the Specialty Commercial line of business was impaired due to continued

deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. As a result, we recorded a $178.1 million goodwill impairment charge, which represented the entire amount of goodwill previously allocated to Specialty Commercial. During the third and fourth quarters of 2008, we concluded the interim and annual analyses with no additional impairment charges being recorded. Citizens will continue to evaluate the remaining goodwill on a frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Further deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. If we identify any impairment, it would be reflected as a charge to earnings in the period during which such impairment is identified and could have a material adverse effect on our results of operations. If any impairment is significant enough to result in net loss for the period, it might affect the banks’ ability to pay dividends to the Holding Company, which could have a material adverse effect on our liquidity and ability to pay dividends to shareholders or repurchase outstanding shares of our common stock.
We may not realize our deferred income tax assets.
The realization of our deferred income tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. As of December 31, 2008, Citizens recorded a $155.7 million valuation allowance, which consisted of $136.6 million recognized as income tax provision and $19.1 million recognized through the other comprehensive income component of shareholders’ equity in the consolidated financial statements. Despite the valuation allowance, these assets remain available to offset future taxable income. The valuation allowance may be adjusted as conditions change. In the event that future taxable income does not occur in the manner projected, it could affect the valuation allowance and have a material impact on our financial position and results of operations.
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to negative trends, concerns and other issues in the financial services industry;

•	Negative perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Our failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Adverse changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other larger financial services companies.
Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

If our stock does not continue to be traded on an established exchange, an active trading market may not continue and the trading price of our stock may decline.
Our common stock is listed on The NASDAQ Global Select Market. In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009. Our common stock has recently traded below $1.00 per share at closing.
If the closing bid price of our common stock continues to fail to meet NASDAQ’s minimum closing bid price requirement for at least 30 consecutive trading days after April 19, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, NASDAQ may make a determination to delist our common stock. We may pursue other strategic alternatives to meet the continuing listing standards. For example, if appropriate, we may implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement, move our stock to the NASDAQ Capital Market to gain additional time to regain compliance, or we may choose to voluntarily delist from NASDAQ, in the event we believe we may be subject to a delisting proceeding or for any other reason our Board of Directors determines to be in the best interest of our shareholders. Any such delisting or change in listing status could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, and employees.
An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.
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
From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The financial services industry is undergoing rapid technological changes. If we are unable to adequately invest in and implement new technology-driven products and services, we may not be able to compete effectively, or the cost to provide products and services may increase significantly.
The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better customer service, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. Our future success will depend, in part, upon our ability to address the customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete and, in turn, have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by the highly regulated environment in which we operate. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level may adversely affect us, including our ability to offer new products and services, obtain financing, pay dividends from our subsidiaries to our Holding Company, attract deposits, or make loans at satisfactory spreads. Such changes may also result in the imposition of additional costs.
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
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries and sales of its securities to investors. Dividends from subsidiaries are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Holding Company. At January 1, 2009, its subsidiaries were permitted to pay $2.4 million in dividends. Also, our Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event its subsidiaries are unable to pay dividends to our Holding Company, it may not be able to service debt, pay obligations or pay dividends on common stock.
On April 17, 2008, Citizens’ Board of Directors voted to suspend the common stock quarterly dividend. On December 12, 2008, Citizens issued fixed-rate cumulative perpetual preferred stock, Series A (“preferred stock”) with liquidation value of $300 million to the Treasury as part of the Treasury’s Capital Purchase Program. Prior to December 12, 2011, and unless Citizens has redeemed all of the preferred stock or Treasury has transferred all of the preferred stock to a third party, the approval of Treasury will be required for the Holding Company to pay any common stock dividend or, except in limited circumstances, repurchase its common stock or other equity or capital securities.
The Holding Company’s cash resources totaled $261.4 million at December 31, 2008. The Holding Company’s interest and preferred dividend payment obligations are approximately $35 million annually. While we believe the Holding Company has adequate long-term liquidity, if conditions were to change, it may be unable to pay dividends, service debt, or pay its obligations.
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
In the past, we have grown through strategic acquisitions, such as our 2006 acquisition of Republic, and we may engage in strategic acquisitions in the future to strengthen and expand our operating and marketing capabilities. The full benefits of these acquisitions, however, require integration of administrative, financial, sales, lending, collections, marketing approaches, and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 233 offices. Of these, 59 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $6.1 million in 2008. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, and in parts of Ohio, Iowa, and Indiana and are used by all of Citizens’ business segments. At certain Citizens Bank and F&M Bank locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Notes 1 and 6 to the Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
Citizens is party to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, Citizens does not believe the ultimate outcome of these matters will have a material adverse effect on its financial condition or liquidity.
From time to time, certain of the Corporation’s subsidiaries are notified by applicable environmental regulatory agencies, pursuant to state or federal environmental statutes or regulations, that they may be potentially responsible parties (“PRP”) for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediation of the contamination cannot be fully determined at the time of initial notification. While, as PRPs, these subsidiaries are potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the subsidiaries’ status as lending institutions that acquired ownership of the contaminated property through foreclosure. Citizens is not presently aware of any environmental liabilities that pose a reasonable possibility of future material impact on its earnings. It is Citizens’ policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on the NASDAQ Global Select MarketSM (“NASDAQ”) under the symbol “CRBC”. There were approximately 25,000 shareholders of the Holding Company’s common stock as of December 31, 2008, which includes record holders and individual participants in security position listings.
Information regarding the Holding Company’s high and low stock prices and cash dividends declared during each quarter of the last two fiscal years is set forth in the table below. The Holding Company is currently prohibited from paying cash dividends or repurchasing shares of common stock pursuant to the Letter Agreement, dated December 12, 2008 (the “CPP Letter Agreement”), pursuant to which the Holding Company completed its sale to the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program of certain preferred shares and a warrant to purchase common shares. This restriction will remain in effect until the earlier of December 12, 2011 or such time as Treasury no longer holds the preferred shares. Other restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 20 to the Consolidated Financial Statements.

	Dividends	Common Stock
	Declared	Price Range		Closing
	Per Share	High	Low	Price

2008
First quarter	$0.290	$14.74	$10.41	$12.43
Second quarter	—	13.97	2.67	2.82
Third quarter	—	11.00	1.75	3.08
Fourth quarter	—	4.75	1.34	2.98

Year	$0.290	$14.74	$1.34	$2.98

2007
First quarter	$0.290	$26.95	$21.97	$22.16
Second quarter	0.290	22.50	18.02	18.30
Third quarter	0.290	20.38	15.01	16.11
Fourth quarter	0.290	17.37	13.00	14.51

Year	$1.160	$26.95	$13.00	$14.51

In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.
Stock Performance Graph
The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the S&P 500 Index and the KBW50 Index (Keefe, Bruyette & Woods, Inc. 50 Bank Index). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2003 and the reinvestment of all dividends. The returns shown on the graph are not necessarily indicative of future performance.

The dollar values for total shareholder return plotted in the graph above are as follows:

	CRBC	KBW 50	S&P 500
12/31/2003	100.0	100.0	100.0
12/31/2004	108.7	110.0	110.8
12/31/2005	91.3	111.3	116.3
12/31/2006	91.2	132.9	134.6
12/31/2007	53.3	102.3	142.0
12/31/2008	11.2	55.8	89.5
Issuer Repurchases of Equity Securities

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(b)
October 2008	68	(a)	4.72	—	1,241,154
November 2008	—		—	—	1,241,154
December 2008	58	(a)	2.95	—	1,241,154

Total	126		3.90	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(b)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related preferred shares, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
The stock repurchase program is discussed in more detail in Note 16 to the Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below is derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and “Significant Developments in 2007 and 2006.”
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

Five Year Summary of Selected Financial Data

(in thousands, except per share data)	2008	2007	2006	2005	2004

For The Year
Net interest income	$348,932	$382,179	$263,120	$275,749	$271,698
Provision for loan losses (1)	282,054	45,177	11,265	1,109	21,609
Total fees and other income (2)	101,743	122,593	97,728	89,435	92,971
Investment securities losses (3)	(1)	(25)	(7,101)	(8,927)	(1,513)
Noninterest expense (4)	490,702	327,423	259,827	243,042	260,278
Income tax provision (benefit) from continuing operations	70,970	31,305	19,319	31,581	19,590
Income (loss) from continuing operations	(393,052)	100,842	63,336	80,525	61,679
Discontinued operations (after tax) (5)	—	—	—	—	14,418
Net income (loss) (6)	(393,052)	100,842	63,336	80,525	76,097
Net income (loss) attributable to common shareholders (7)	(405,016)	100,842	63,336	80,525	76,097
Cash dividends	21,959	87,798	49,530	49,311	49,286
Per Common Share Data
Income (loss) from continuing operations:
Basic	$(4.30)	$1.34	$1.48	$1.87	$1.43
Diluted	(4.30)	1.33	1.47	1.85	1.41
Discontinued operations:
Basic	$—	$—	$—	$—	$0.33
Diluted	—	—	—	—	0.33
Net income (loss):
Basic	$(4.30)	$1.34	$1.48	$1.87	$1.76
Diluted	(4.30)	1.33	1.47	1.85	1.74
Cash dividends	0.290	1.160	1.155	1.140	1.140
Common shareholders’ equity	10.60	20.84	20.58	15.28	15.13
Tangible book value (8)	5.69	10.20	9.65	13.75	13.55
Market value, end of year	2.98	14.51	26.50	27.75	34.35
At Year End, Continuing Operations
Assets	$13,086,016	$13,505,983	$14,002,612	$7,750,688	$7,704,633
Portfolio loans (9)	9,102,598	9,501,244	9,231,082	5,616,119	5,393,365
Deposits	9,052,406	8,301,925	8,698,061	5,473,839	5,299,760
Long-term debt	2,192,623	2,939,510	2,638,964	1,004,914	948,521
Shareholders’ equity	1,601,321	1,577,880	1,557,686	656,463	654,302
At Year End, Combined
Assets	$13,086,016	$13,505,983	$14,002,612	$7,750,688	$7,704,633
Portfolio loans (9)	9,102,598	9,501,244	9,231,082	5,616,119	5,393,365
Deposits	9,052,406	8,301,925	8,698,061	5,473,839	5,299,760
Long-term debt	2,192,623	2,939,510	2,638,964	1,004,914	948,521
Shareholders’ equity	1,601,321	1,577,880	1,557,686	656,463	654,302
Average For The Year, Continuing Operations
Assets	$13,241,553	$13,320,121	$7,704,231	$7,776,522	$7,583,979
Earning assets	11,894,796	11,851,100	7,250,843	7,348,168	7,164,365
Portfolio loans (9)	9,433,952	9,212,066	5,657,476	5,493,280	5,210,817
Deposits	8,715,210	8,168,893	5,587,967	5,286,390	5,277,670
Interest-bearing deposits	7,592,236	7,029,198	4,666,387	4,355,337	4,379,150
Repurchase agreements and
other short-term borrowings	318,404	721,086	374,088	812,642	653,442
Long-term debt	2,520,181	2,728,181	995,940	937,182	934,550
Shareholders’ equity	1,558,414	1,549,961	660,996	653,004	639,631
Average For The Year, Combined
Assets	$13,241,553	$13,320,121	$7,704,231	$7,776,522	$7,683,334
Earning assets	11,894,796	11,851,100	7,250,843	7,348,168	7,259,660
Portfolio loans (9)	9,433,952	9,212,066	5,657,476	5,493,280	5,259,303
Deposits	8,715,210	8,168,893	5,587,967	5,286,390	5,375,297
Interest-bearing deposits	7,592,236	7,029,198	4,666,387	4,355,337	4,460,391
Repurchase agreements and other short-term borrowings	318,404	721,086	374,088	812,642	655,472
Long-term debt	2,520,181	2,728,181	995,940	937,182	934,550
Shareholders’ equity	1,558,414	1,549,961	660,996	653,004	639,631

Five Year Summary of Selected Financial Data (Continued)

(in thousands, except per share data)	2008	2007	2006	2005	2004

Financial Ratios, Continuing Operations
Return on average:
Shareholders’ equity	(25.22%)	6.51%	9.58%	12.33%	9.64%
Earning assets	(3.30)	0.85	0.87	1.10	0.86
Assets	(2.97)	0.76	0.82	1.04	0.81
Ratio of earnings to fixed charges (10)	—	1.77	2.31	2.76	2.84
Average shareholders’ equity/avg. assets	11.77	11.64	8.58	8.40	8.43
Dividend payout ratio	(5.59)	87.07	78.20	61.24	79.91
Net interest margin (FTE) (11)	3.09	3.38	3.81	3.94	3.99
Tier I leverage ratio (12)	9.66	7.53	7.22	7.98	7.84
Tier I risk-based capital ratio	12.21	9.18	9.41	9.94	9.96
Total risk-based capital ratio	14.49	11.66	11.90	13.22	13.32
Financial Ratios, Combined
Return on average:
Shareholders’ equity	(25.22%)	6.51%	9.58%	12.33%	11.90%
Earning assets	(3.30)	0.85	0.87	1.10	1.05
Assets	(2.97)	0.76	0.82	1.04	0.99
Average shareholders’ equity/avg. assets	11.77	11.64	8.58	8.40	8.32
Dividend payout ratio	(5.59)	87.07	78.20	61.24	64.77
Net interest margin (FTE) (11)	3.09	3.38	3.81	3.94	3.99
Tier I leverage ratio (12)	9.66	7.53	7.22	7.98	7.84
Tier I risk-based capital ratio	12.21	9.18	9.41	9.94	9.96
Total risk-based capital ratio	14.49	11.66	11.90	13.22	13.32

(1)	Provision for loan losses in 2005 includes a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Total fees and other income includes $9.4 million in fair-value adjustments on loans held for sale in 2008 and a charge of $3.6 million related to a fair-value change in CD swap derivatives in 2005.

(3)	Investment securities losses includes a $7.2 million other-than-temporary impairment charge related to the balance sheet restructuring as a result of the Republic merger in 2006 and losses of $9.0 million on the sale of investment securities in 2005.

(4)	Noninterest expense includes a goodwill impairment charge of $178.1 million and fair-value adjustments on ORE properties of $8.1 million in 2008, restructuring and merger-related expenses of $8.2 million in 2007 and $11.3 million in 2006 related to the Republic merger.

(5)	Discontinued operations in 2004 includes an after-tax gain of $12.8 million for the sale of the Illinois bank subsidiary.

(6)	Net income (loss) includes a deferred tax valuation allowance of $136.6 million in 2008.

(7)	Net income (loss) attributable to common shareholders includes the following non-cash items in 2008: $0.2 million dividend on redeemable preferred stock and $11.7 million deemed dividend on convertible preferred stock.

(8)	Tangible book value is an estimate of a company’s worth if it was liquidated because it removes the effect of goodwill and intangible assets. The calculation, using ending balances is as follows: (Common shareholders’ equity — Goodwill — Intangible assets)/Common shares outstanding.

(9)	Balances exclude loans held for sale.

(10)	Earnings represent net income from continuing operations before income tax provision. Fixed charges, excluding interest on deposits, include interest on short-term borrowings and long term debt, amortization of debt expense and one-third of net rental expense (which we believe is representative of the interest factor). For the year ended December 31, 2008, earnings were insufficient to cover fixed charges by $322.1 million.

(11)	Net interest margin includes taxable equivalent adjustments to interest income of $18.4 million, $18.5 million, $13.7 million, $13.4 million and $13.2 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, based on a tax rate of 35%.

(12)	In 2006, the Tier I leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the years 2008, 2007, and 2006 and the significant changes in balance sheet items from December 31, 2007 to December 31, 2008 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Forward—Looking Statements
Statements in this report regarding future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts, including without limitation statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,” are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Citizens’ filings with the Securities and Exchange Commission, including those listed in “Item 1A. Risk Factors” of this report.
Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations and financial condition. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims, any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank-Iowa. The Corporation also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. Citizens conducts operations through 233 offices and 266 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana. Citizens operates in three major business lines: Specialty Commercial, Regional Banking and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and Note 17 to the Consolidated Financial Statements, incorporated herein by reference.
The Corporation’s primary source of revenue is net interest income, which is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities, including interest-bearing deposits and borrowings used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The Corporation measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics — interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in more detail in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk”.
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
The Corporation monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet client cash flow needs, while maintaining funds available for loan and investment opportunities as well as to service debt, invest in subsidiaries, finance business expansion, satisfy other operating requirements and take advantage of unforeseen opportunities. Citizens derives its liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. The Corporation also has access to market borrowing sources for both short-term and long-term purposes.
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
Performance Summary
An analysis of the major components of net income in 2008, 2007 and 2006 is presented below.
Table 1. Three Year Summary of Net Income Components

	Year Ended December 31,
(in thousands)	2008	2007	2006

Interest income	$700,911	$807,911	$472,352
Interest expense	351,979	425,732	209,232

Net interest income	348,932	382,179	263,120
Provision for loan losses	282,054	45,177	11,265
Noninterest income	101,742	122,568	90,627
Noninterest expense	490,702	327,423	259,827
Income tax provision	70,970	31,305	19,319

Net income (loss)	(393,052)	100,842	63,336
Deemed dividend on convertible preferred stock	(11,737)	—	—
Dividend on redeemable preferred stock	(227)	—	—

Net income (loss) attributable to common shareholders	$(405,016)	$100,842	$63,336

Pre-tax pre-provision core operating earnings

Net income (loss)	$(393,052)	$100,842	$63,336
Income tax provision	70,970	31,305	19,319
Provision for loan losses	282,054	45,177	11,265
Goodwill impairment charge	178,089	—	—
Fair value adjustment on loans held for sale	9,373	508	—
Fair value adjustment on ORE	8,063	(866)	439
Fair value adjustment on bank owned life insurance	3,447	—	—
Loss on auction rate securities repurchase	2,406	—	—
(Gain) loss related to Visa USA shares	(2,124)	872	—
SFAS 157 mark-to-market on swaps	(1,287)	—	—
Captive insurance impairment charge	1,053	—	—
Impairment writedown on investment securities	—	—	7,163
Expenses related to merger activities but not treated as restructuring or merger-related	—	10,142	6,322
Restructuring and merger related expenses	—	8,247	11,324
Loss on 1998 venture capital investment in limited partnership	—	1,085	—
Gain on sale of Royal Oak, Michigan downtown office	—	—	(2,906)
Contribution to Citizens’ charitable foundation	—	—	1,450

Pre-tax pre-provision core operating earnings	$158,992	$197,312	$117,712

Citizens is presenting pre-tax pre-provision core operating earnings for purposes of providing additional analysis of operating results. Pre-tax pre-provision core operating earnings, as defined by management, represents net income (loss) excluding income tax provision (benefit), the provision for loan losses, and any impairment charges (including goodwill, credit writedowns and fair-value adjustments).

The above table reconciles pre-tax pre-provision core operating earnings to consolidated net income (loss) presented in accordance with U.S. generally accepted accounting principles (“GAAP”), which is the principal and most useful measure of earnings and provides comparability of earnings with other companies. However, Citizens believes presenting pre-tax pre-provision core operating earnings provides investors with the ability to better understand Citizens’ underlying operating trends separate from the direct effects of the impairment charges, credit issues, fair value adjustments, secondary market volatility, challenges inherent in the real estate downturn and other economic cycle issues. The Credit Risk Management section of this report discusses the challenges and issues related to the credit quality of Citizens’ loan portfolio and its impact on Citizens earnings as reflected in the provision for loan losses. Additionally, Citizens believes this non-GAAP financial measure provides information useful to investors in understanding performance trends and facilitates comparisons with the performance of others in the banking industry. Citizens’ management internally assesses the company’s performance based, in part, on these non-GAAP financial measures.
Table 1 displays the pre-tax pre-provision core operating earnings trend before the impact of these challenges. The pre-tax pre-provision core operating earnings for 2006 is prior to the merger with Republic. The pre-tax pre-provision core operating earnings for 2007 illustrates the first year of the combined results for Citizens and Republic and the first year Citizens was significantly impacted by the economic challenges experienced in the Midwest. The pre-tax pre-provision core operating earnings for 2008 illustrates a full year of economic challenges, including the negative impact on revenue due to nonperforming loan growth and increased deposit competition.
Beginning in 2009, the long-term incentive component of compensation for Citizens’ management team and employees will be based, in part, on reaching certain net income as well as pre-tax pre-provision core operating earnings thresholds.
Although Citizens believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered a substitute for GAAP basis financial measures.
Citizens recorded net losses attributable to common shareholders of $405.0 million in 2008 or $(4.30) per diluted common share, compared with net income of $100.8 million or $1.33 per diluted common share in 2007, a decrease of $505.9 million in net income and a decrease of $5.63 per diluted common share. Return on average assets and return on average equity for 2008 were (2.97)% and (25.22)%, respectively, compared with 0.76% and 6.51%, respectively, for 2007. Key factors behind these results were:
•	Net interest income for 2008 declined $33.2 million or 8.7% compared with 2007 and the net interest margin percentage decreased from 3.38% to 3.09% during the same period. The decrease in net interest income was primarily the result of lower net interest margin, partially offset by an increase in average earning assets of $41.0 million. The increase in average earning assets was primarily the result of an increase in commercial loan balances and money market investments balances, partially offset by a decrease in investment securities balances as well as decreases in the residential mortgage and direct consumer loan portfolios. The margin compression was primarily the result of deposit price competition, the transfer of loans to nonperforming status, and an increase in funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate.

•	The provision for loan losses increased $236.9 million over 2007 primarily due to significantly higher commercial real estate net charge-offs and migration of commercial real estate loans to nonperforming loan status. Total net charge-offs increased $139.2 million in 2008 to $190.1 million or 2.01% of average portfolio loans outstanding compared with $50.9 million or 0.55% for 2007. The increase was primarily the result of higher charge-offs on commercial real estate loans due to declining real estate values and general economic deterioration in the Midwest.

•	Noninterest income decreased $20.8 million or 17.0% compared with 2007. The decrease was primarily the result of a higher net loss on loans held for sale ($8.9 million), lower other income ($5.2 million), lower mortgage and other loan income ($4.6 million), lower trust fees ($2.1 million), and a net decrease from minor changes in several other categories, partially offset by higher bankcard fees ($1.3 million). In addition, the other income category includes a $2.1 million gain due to Citizens’ receipt of proceeds from the partial redemption of its Visa shares.

•	Noninterest expense increased $163.3 million or 49.9% compared with 2007. The increase was primarily the result of a $178.1 million goodwill impairment charge, higher ORE expenses, profits, and losses, net ($10.7 million, including the $5.0 million fair-value adjustment on ORE, which occurred in the second quarter of 2008), and higher other loan expenses ($7.9 million). The increases were partially offset by the general decline in all other expense categories due to cost savings and efficiencies implemented during 2007 and 2008 as well as the effect of restructuring and merger-related expenses ($8.2 million) incurred in 2007.

•	Income tax expense increased $39.7 million over the same period of 2007. The increase was primarily the result of recording a $136.6 million valuation allowance against deferred tax assets, partially offset by the effect of lower pre-tax income, excluding the non-tax deductible goodwill impairment charge recorded in the second quarter of 2008.
CRITICAL ACCOUNTING POLICIES
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, pension and postretirement benefits, fair value measurements, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.
Allowance for Loan Losses
The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio, consideration of past Citizens’ and relevant banking industry loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on Citizens’ historical loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
The Corporation’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” and allowance allocations determined in accordance with SFAS 5,

“Accounting for Contingencies.” Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial or commercial real estate loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances determined in accordance with SFAS 5 based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values and the current challenges for the automobile industry, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
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
Citizens’ risk allocated allowance, which is comprised of several loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio and (ix) the impact of rising interest rates on the portfolio. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.
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

Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the allowance for loan losses through the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Allowance for Loan Losses.”
Goodwill
Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less liabilities assumed. Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated at least annually for impairment. Citizens performs this annual test on its major lines of business (reporting units) as of October 1 of each year. Goodwill impairment analyses are performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revisions to forecasts, and a long-term negative outlook for the industry.
In Step 1 of the test, Citizens estimates the fair value of the reporting units using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined fair value of Citizens’ reporting units calculated in Step 1 and Citizens’ total market value as a percentage of total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, Step 2 is required for those reporting units that have goodwill to measure the amount of impairment, if any.
In Step 2 of the test, Citizens estimates the fair value of a reporting unit’s assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing, which includes estimating the fair value of other implied intangibles. Any excess of this hypothetical purchase price over the fair value of the reporting unit’s net assets (excluding goodwill) represents the implied fair value of the goodwill. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill, an impairment loss is charged to noninterest expense to reduce the carrying amount to the implied fair value. The writedown cannot exceed the carrying amount and goodwill cannot be adjusted upward for any subsequent reversal of previously recognized goodwill writedowns.
As a result of ongoing volatility in the financial industry, and the impact of deterioration in the credit quality of Citizens’ commercial real estate portfolio (which negatively impacted Citizens’ earnings and forecasts) and discontinuation of Citizens’ quarterly dividends in the second quarter of 2008, Citizens determined that it was more likely than not that the fair value of a reporting unit may have been reduced below its carrying amount. Therefore, Citizens performed an interim goodwill impairment test during the second quarter of 2008. The Step 1 analysis indicated that carrying amounts exceeded estimated fair values for both the Regional Banking and Specialty Commercial lines of business; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was not impaired but Specialty Commercial was fully impaired primarily due to the continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. During the second quarter of 2008, Citizens recorded a non-cash goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to its Specialty Commercial line of business. The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios, and did not adversely affect Citizens’ overall liquidity position. The impairment charge was an estimate and it was finalized upon completion of the interim Step 1 and Step 2 analyses during the third quarter of 2008.
The interim goodwill analyses did not change the timing of Citizens’ annual goodwill impairment test, which was performed during the fourth quarter of 2008. As of October 1, 2008, the annual impairment test was performed. The annual impairment testing was completed late in the fourth quarter of 2008 as such testing used management’s most recent long-term financial projections and current risk-adjusted discount rates. The

Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking line of business; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was not impaired due to the implied fair value of goodwill exceeding the carrying amount of goodwill. Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at December 31, 2008. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated.
Citizens’ management believes that the estimates and assumptions used in its goodwill impairment analyses are reasonable. Further deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of the Regional Banking line of business, Citizens will continue to monitor the goodwill impairment indicators and perform additional interim tests, if necessary. Since this evaluation process requires Citizens to make estimates and assumptions with regard to the fair value of the Corporation’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the business segments where the goodwill is recorded. For more information on goodwill, see Notes 1 and 7 to the Consolidated Financial Statements.
Pension and Postretirement Benefits
Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, expected employee service periods, rate of employee compensation increases, assumed discount rate used to determine the current benefit obligation, and the long-term rate of return expected on plan assets. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses. The current asset allocation and target asset allocation model for Citizens’ pension and postretirement benefits plans is detailed in Note 13. The assets are invested in certain investment funds administered by a third party. Citizens reviews its pension plan assumptions on an annual basis with an actuarial consultant to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in expectations. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred. Note 13 to the Consolidated Financial Statements provides further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
During 2006, Citizens made various changes to its employee benefits programs. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits and replacing the future accrual of benefits with additional benefits under the defined contribution plan. This change resulted in a decrease to defined benefit pension plan expense offset by an increase to defined contribution 401(k) plan expense. Under the defined contribution feature, the Corporation makes an annual contribution to the individual account of each eligible employee ranging from zero to two and a half percent of annual compensation. The contribution will be invested based on employee investment elections. The employee fully vests in the defined contribution account after three years of service. The plan feature requires one year of service before an employee is eligible to participate.
The assumed future earnings on cash balance pension plan accounts were reduced from 5.50% for 2007 to 5.25% for 2008, which reflects the current rate environment, and will cause a slight decrease in pension expense for future periods. The mortality assumption was updated from the RP-2000 tables to the tables in effect for 2008 under Section 430(h)(3)(A) of the Internal Revenue Code using static tables with separate mortality rates for annuitants and non-annuitants, resulting in a slight increase in life expectancy of the plan participants and related liability. The assumption for the healthcare increase trend rate was updated so that the 5% ultimate trend is reached in 2032. This action slightly increased the liability at the end of 2008 over 2007.

The determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. Based on this methodology, the discount rate increased from 5.50% to 5.75% at the end of 2006 and to 6.00% at the end of 2007, which decreased the associated liability in 2007 and 2008, respectively. The discount rate remained unchanged at the end of 2008 at 6.00%.
Citizens has recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs that will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost.
Fair Value Measurements
Effective January 1, 2008, Citizens adopted SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a standard framework for measuring fair value in GAAP, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements. A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 11 to the Consolidated Financial Statements for more information on fair value measurements.
Derivative Financial Instruments and Hedging Activities
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
Income Taxes
Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. SFAS 109, “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2008, Citizens recorded a $155.7 million valuation allowance. Despite the valuation allowance, these assets remain available to offset future taxable income.
The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 15 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2008 and 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 2 to the Consolidated Financial Statements.
RECENT DEVELOPMENTS
Issuances of Capital in 2008
On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock that together increased shareholders’ equity by $189.0 million (net of issuance costs and the underwriting discount). The preferred stock subsequently converted to common stock in September 2008 after shareholders approved a charter amendment to increase authorized common shares by 50 million.
On December 12, 2008, Citizens issued an aggregate of $300.0 million in fixed rate cumulative perpetual preferred stock and a ten-year warrant to purchase up to 17,578,125 shares of Citizens’ common stock to the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program.
For more information regarding these issuances, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity Risk Management” and Note 16 to the Consolidated Financial Statements.
Goodwill Impairment Charge
As a result of ongoing volatility in the financial industry and the second quarter impact of deterioration in the credit quality of Citizens’ commercial real estate portfolio (which negatively impacted Citizens’ earnings and forecasts) and discontinuation of Citizens’ quarterly dividends, Citizens determined that it was more likely than not that the fair value of a line of business may be reduced below its carrying amount. Therefore, Citizens performed an interim goodwill impairment test during the second quarter of 2008. Citizens conducted discounted cash flow and portfolio pricing analyses, which reflected management’s outlook for the current business environment, to determine if the fair value of the assets and liabilities in the Regional Banking and Specialty Commercial lines of business exceeded their carrying amounts. Based on these analyses, Citizens determined the goodwill allocated to Regional Banking was not impaired but the goodwill allocated to Specialty Commercial was impaired primarily due to the continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. During the second quarter of 2008, Citizens recorded a non-cash goodwill impairment charge of $178.1 million, representing the entire amount of goodwill previously allocated to Specialty Commercial. During the third and fourth quarters of 2008, Citizens concluded its interim and annual analyses with no additional impairment charges being recorded. The goodwill impairment charge was not tax deductible and did not impact Citizens’ tangible equity or regulatory capital ratios and did not adversely affect Citizens’ overall liquidity position.
For more information regarding goodwill, see “Goodwill” headings under “Management’s Discussion and Analysis of Financial Condition and results of Operations — Critical Accounting Policies and — Financial Condition” as well as Note 7 to the Consolidated Financial Statements.
Significant Developments in 2007 and 2006
Republic Merger and Branch Sale
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
In conjunction with the approval of the Republic merger by the Federal Reserve Board of Governors (“Federal Reserve”) in December 2006, Citizens divested seven Republic branches in the Flint, Michigan banking market. When the divestiture was completed in April 2007, the branch sales included $26.4 million in loans and $200.9 million in deposits.
Strategic Business Alliance for the Mortgage Operations and Secondary Marketing Functions
On December 10, 2007, Citizens entered into a contract with PHH Mortgage Corporation (“PHH”) to perform mortgage loan processing, mortgage loan servicing, secondary marketing functions, and other mortgage-related loan origination services. The strategic business alliance was fully implemented in March 2008. PHH served in a similar capacity from March 2006 until the Republic merger in December 2006.
Enhanced Trust Preferred Securities
On October 3, 2006, Citizens Funding Trust I issued $150.0 million in enhanced trust preferred securities, the proceeds of which were used to finance the cash portion of the Republic merger consideration and for general corporate purposes. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol: CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%.
RESULTS OF OPERATIONS
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years of 2008, 2007, and 2006 is presented below.

Table 2. Average Balances/Net Interest Income/Average Rates

	2008			2007			2006
Year Ended December 31	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$40,551	$384	0.95%	$1,940	$104	5.37%	$2,862	$119	4.17%
Investment securities (3):
Taxable	1,503,983	78,089	5.19	1,726,042	88,078	5.10	1,077,475	48,950	4.54
Tax-exempt	673,395	29,096	6.65	671,753	29,268	6.70	449,068	21,113	7.23
FHLB and Federal Reserve stock	148,806	7,269	4.89	137,676	6,414	4.66	56,700	2,701	4.76
Portfolio Loans (4):
Commercial and industrial	2,656,982	144,025	5.52	2,138,853	155,182	7.38	1,727,232	124,676	7.35
Commercial real estate	3,104,815	200,071	6.45	3,103,082	238,240	7.68	1,447,789	103,669	7.16
Residential mortgage	1,334,706	81,610	6.11	1,490,447	98,678	6.62	540,737	31,343	5.80
Direct consumer	1,507,073	101,509	6.74	1,638,084	127,768	7.80	1,099,110	82,804	7.53
Indirect consumer	830,376	56,067	6.75	841,600	56,881	6.76	842,608	56,032	6.65

Total portfolio loans	9,433,952	583,282	6.21	9,212,066	676,749	7.38	5,657,476	398,524	7.09
Loans held for sale	87,565	2,791	3.19	97,744	7,298	7.42	16,378	945	5.77

Total earning assets (3)	11,888,252	700,911	6.05	11,847,221	807,911	6.98	7,259,959	472,352	6.70
Nonearning Assets
Cash and due from banks	203,431			198,908			159,501
Bank premises and equipment	126,255			136,135			119,572
Investment security fair value adjustment	6,544			3,879			(9,116)
Other nonearning assets	1,206,143			1,307,126			288,928
Allowance for loan losses	(189,072)			(173,148)			(114,613)

Total assets	$13,241,553			$13,320,121			$7,704,231

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	771,735	5,076	0.66	831,983	5,742	0.69	779,803	5,051	0.65
Savings deposits	2,551,570	44,046	1.73	2,188,296	63,942	2.92	1,478,492	38,848	2.63
Time deposits	4,268,931	171,761	4.02	4,008,919	187,510	4.68	2,408,092	103,233	4.29
Short-term borrowings	318,404	8,029	2.52	721,086	34,316	4.76	374,088	16,017	4.28
Long-term debt	2,520,181	123,067	4.88	2,728,181	134,222	4.92	995,940	46,083	4.63

Total interest-bearing liabilities	10,430,821	351,979	3.37	10,478,465	425,732	4.06	6,036,415	209,232	3.47
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,122,974			1,139,695			921,580
Other liabilities	129,344			152,000			85,240
Shareholders’ equity	1,558,414			1,549,961			660,996

Total liabilities and shareholders’ equity	$13,241,553			$13,320,121			$7,704,231

Net Interest Income		$348,932			$382,179			$263,120

Interest Spread (5)			2.68%			2.92%			3.23%
Contribution of noninterest bearing sources of funds			0.41			0.46			0.58

Net Interest Margin (5)(6)			3.09%			3.38%			3.81%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $18.4 million, $18.5 million, and $13.7 million for the years ended December 31, 2008, 2007, and 2006, respectively, based on a 35% tax rate.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
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
The decrease in net interest income in 2008 compared with 2007 was due to a decrease in net interest margin to 3.09% compared with 3.38% in 2007, partially offset by a $41.0 million increase in average earning assets. The decrease in net interest margin resulted from deposit price competition, the movement of loans to nonperforming status, and increased funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The increase in average earning assets was the result of an increase in commercial loan balances and money market investments balances, partially offset by decreases in the investment portfolio, residential mortgage, and consumer loan portfolio balances. The increase in commercial loan balances was primarily the result of new loan relationships in all of Citizens’ markets, partially offset by gross charge-offs and transfers to loans held for sale as well as other real estate owned. The increase in money market investments was primarily the result of investing the proceeds of the aforementioned fourth quarter 2008 preferred stock issuance into securities that can be pledged as collateral for funding of future loans, partially offset by using portfolio cash flow to reduce short-term borrowings and fund commercial loan growth during 2008. Given the timing of the preferred stock issuance in mid-December 2008, Citizens invested the proceeds in highly liquid securities to ensure availability as customer demand for loans increases. The decrease in investment portfolio balances was due to maturing balances not being fully reinvested, while the decreases in residential mortgage and consumer loan portfolio balances were due to lower demand in the current economic environment.
The increase in net interest income in 2007 compared with 2006 resulted from an increase in average earning assets of $4.6 billion, partially offset by a decrease in net interest margin to 3.38% compared with 3.81% in 2006. The increase in average earning assets resulted from the merger with Republic and, to a lesser extent, organic growth in the commercial and industrial and commercial real estate loan portfolios, partially offset by a reduction in investment securities balances due to maturing balances not being fully reinvested, a portfolio restructuring during the first quarter of 2007, and a decrease in residential mortgage and direct consumer loan portfolio balances due to lower demand in the Midwest economic environment. The decrease in net interest margin was primarily due to the merger with Republic and, to a lesser extent, to funds migrating within the deposit portfolio from lower cost savings and transaction accounts to higher cost savings and time deposits, the movement of commercial loans to nonperforming status, pricing pressure on loans and deposits, the continued effects of the interest rate environment, and the issuance of $150.0 million of enhanced trust preferred securities in the fourth quarter of 2006, partially offset by a shift in asset mix from investment securities to higher yielding commercial loans.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 3. Analysis of Changes in Interest Income and Interest Expense

	2008 Compared to 2007			2007 Compared to 2006
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income:
Money market investments	$280	$(154)	$434	$(15)	$29	$(44)
Investment securities:
Taxable	(9,989)	1,517	(11,506)	39,128	6,649	32,479
Tax-exempt	(172)	(243)	71	8,155	(1,646)	9,801
FHLB and Federal Reserve stock	855	321	534	3,713	(61)	3,774
Loans:
Commercial and industrial	(11,157)	(44,331)	33,174	30,506	645	29,861
Commercial real estate	(38,169)	(38,304)	135	134,571	7,994	126,577
Residential mortgage	(17,068)	(7,212)	(9,856)	67,335	5,044	62,291
Direct consumer	(26,259)	(16,677)	(9,582)	44,964	3,021	41,943
Indirect consumer	(814)	(178)	(636)	849	916	(67)

Total portfolio loans	(93,467)	(106,702)	13,235	278,225	17,620	260,605
Loans held for sale	(4,507)	(3,814)	(693)	6,353	355	5,998

Total	(107,000)	(109,075)	2,075	335,559	22,946	312,613

Interest Expense:
Deposits:
Interest-bearing demand	(666)	(271)	(395)	691	342	349
Savings	(19,896)	(29,314)	9,418	25,094	4,749	20,345
Time	(15,749)	(27,540)	11,791	84,277	10,154	74,123
Short-term borrowings	(26,287)	(12,053)	(14,234)	18,299	1,963	16,336
Long-term debt	(11,155)	(1,313)	(9,842)	88,139	3,094	85,045

Total	(73,753)	(70,491)	(3,262)	216,500	20,302	196,198

Net Interest Income	$(33,247)	$(38,584)	$5,337	$119,059	$2,644	$116,415

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2008 compared with 2007
The decrease in net interest income in 2008 compared with 2007 reflects rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2008, deposit price competition, the movement of loans to nonperforming status, and increased funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The favorable volume variances were primarily the result of growth in commercial and industrial loans due to new client relationships and a decline in short-term and long-term borrowings due to a shift in funding mix to time deposits and paying down the outstanding debt, partially offset by growth in savings accounts due to a new on-balance sweep product for Citizens’ commercial clients introduced in late 2007 and growth in time deposits due to the aforementioned shift in funding mix and focused deposit generation during 2008.
2007 compared with 2006
The increase in net interest income compared with 2006 reflects rate and volume variances which were favorable in the aggregate. The favorable rate variances were primarily the result of higher market interest rates in 2007. The favorable volume variances were primarily the result of incorporating the Republic balances as they were not reflected in the 2006 average balance sheet due to the timing of the merger and, to a lesser extent, organic commercial loan growth, partially offset by increases in short-term borrowing and long-term debt to fund the loan growth.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents a charge against income and a corresponding increase in the allowance for loan losses. After determining what Citizens believes is an adequate allowance for loan losses, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses identified based on the risk in the portfolio and the net charge-offs in the period. See “Item 7 Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses” and “Item 7 Management’s Discussion and Analysis of Financial Position and Results of Operations — Allowance for Loan Losses” for a discussion of the calculation of the allowance and the related methodology.
2008 compared with 2007
The provision for loan losses totaled $282.1 million for 2008, an increase of $236.9 million over 2007, primarily due to higher commercial real estate net charge-offs and migration of commercial real estate loans to nonperforming loan status. This migration, and the associated re-evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off and, consequently, a higher current period expense.
2007 compared with 2006
The provision for loan losses totaled $45.2 million in 2007, an increase of $33.9 million over 2006. The increase was primarily the result of higher net charge-offs as a result of the credit quality issues in the commercial real estate loan portfolio, deterioration in commercial and residential real estate values and transitioning all of Republic’s loan portfolios and underwriting practices to be consistent with Citizens’ credit risk management disciplines.
NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below.
Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006

Service charges on deposit accounts	$47,470	$48,051	$37,709	$(581)	$10,342	(1.2)%	27.4%
Trust fees	17,967	20,106	19,465	(2,139)	641	(10.6)	3.3
Mortgage and other loan income	11,443	16,021	9,270	(4,578)	6,751	(28.6)	72.8
Brokerage and investment fees	7,109	7,901	6,995	(792)	906	(10.0)	12.9
ATM network user fees	6,319	6,283	4,011	36	2,272	0.6	56.7
Bankcard fees	7,440	6,124	4,567	1,316	1,557	21.5	34.1
Gains (losses) on loans held for sale	(9,373)	(508)	—	(8,865)	(508)	N/M	—
Investment securities losses	(1)	(25)	(7,101)	24	7,076	97.7	99.7
Other	13,368	18,615	15,711	(5,247)	2,904	(28.2)	18.5

Total noninterest income	$101,742	$122,568	$90,627	$(20,826)	$31,941	(17.0)%	35.2%

N/M — Not meaningful
2008 compared with 2007
The decrease in noninterest income was primarily due to a higher net loss on loans held for sale ($8.9 million), lower other income ($5.2 million), lower mortgage and other loan income ($4.6 million), lower trust fees ($2.1 million), and a net decrease from minor changes in several other categories, partially offset by higher bankcard fees ($1.3 million). The net loss on loans held for sale was primarily the result of fair-value adjustments on commercial real estate loans held for sale. The decrease in the other income category was primarily the result of lower swap income recognition and lower revenue on bank owned life insurance policies, both of which declined due to negative market conditions in 2008, partially offset by a $2.1 million gain in the first quarter of 2008 due to Citizens’ receipt of proceeds from the partial redemption of its Visa USA shares. The decrease in mortgage and other loan income was primarily the result of lower mortgage sales during 2008. The decline in trust fees was primarily the result of recent negative market conditions and lower demand for investment products due to attractively-priced traditional certificates of deposit in Citizens’ markets. Bankcard fees increased as a result of higher client debit card volume.

2007 compared with 2006
The increase in noninterest income was primarily due to incorporating Republic revenue, the effects of a $7.2 million other-than-temporary impairment charge (investment security loss) Citizens recorded in 2006 as it no longer had a positive intent to hold $317.3 million of its investment portfolio to recovery due to the balance sheet restructuring associated with completing the Republic merger, and, to a lesser extent, growth in legacy Citizens’ revenue stream. The increase was partially offset by the effect of fully recognizing a deferred gain of $2.9 million on the 2004 sale of the former downtown Royal Oak, Michigan office during 2006.
Service charges on deposit accounts increased due to incorporating Republic activity, and, to a lesser extent, the impact of revenue enhancement initiatives implemented during 2007. Trust fees increased due to the impact of stronger financial markets during 2007. Mortgage and other loan income increased due to incorporating Republic activity. The increase in brokerage and investment fees reflects promoting the financial consultants as “retirement income professionals” through community seminars and targeted mailings, training legacy Republic branch staff and hiring new financial consultants to support the Republic franchise on this product line during 2007. The increases in ATM network user fees and bankcard fees were primarily due to incorporating Republic activity. The increase in investment securities gains (losses) reflects the aforementioned impairment charge recorded in 2006. The increase in other income reflects incorporating Republic activity in 2007, partially offset by the aforementioned deferred gain on the former downtown Royal Oak, Michigan office in 2006 and losses on the Holding Company’s venture capital investment in a limited partnership in 2007.
NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below.
Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006

Salaries and employee benefits	$158,193	$175,895	$132,400	$(17,702)	$43,495	(10.1)%	32.9%
Occupancy	28,592	30,971	22,288	(2,379)	8,683	(7.7)	39.0
Professional services	15,184	18,031	15,344	(2,847)	2,687	(15.8)	17.5
Equipment	12,966	14,650	14,691	(1,684)	(41)	(11.5)	(0.3)
Data processing services	16,470	16,234	14,989	236	1,245	1.5	8.3
Advertising and public relations	5,897	7,282	5,881	(1,385)	1,401	(19.0)	23.8
Postage and delivery	7,342	7,800	6,095	(458)	1,705	(5.9)	28.0
Other loan expenses	13,381	5,518	4,446	7,863	1,072	142.5	24.1
ORE expenses, profits, and losses, net	11,008	325	1,031	10,683	(706)	N/M	(68.5)
Intangible asset amortization	9,132	11,534	2,899	(2,402)	8,635	(20.8)	297.9
Goodwill impairment	178,089	—	—	178,089	—	—	—
Restructuring and merger related expenses	—	8,247	11,324	(8,247)	(3,077)	(100.0)	(27.2)
Other	34,448	30,936	28,439	3,512	2,497	11.4	8.8

Total noninterest expense	$490,702	$327,423	$259,827	$163,279	$67,596	49.9%	26.0%

N/M — Not meaningful
2008 compared with 2007
The increase in noninterest expense was primarily the result of a $178.1 million goodwill impairment charge, as well as higher ORE expenses, profits, and losses, net ($10.7 million, including the $5.0 million fair-value adjustment on ORE which occurred in the second quarter of 2008) higher other loan expenses ($7.9 million), and higher other expense ($3.5 million), partially offset by the general decline in all other expense categories due to cost savings and efficiencies implemented during 2007 and 2008 as well as the effect of $8.2 million in restructuring and merger-related expenses incurred in 2007. In addition to the aforementioned fair-value adjustment, the increase in ORE expenses, profits, and losses, net was primarily the result of owning more repossessed properties. The increase in other loan expenses was primarily the result of higher mortgage processing fees due to the alliance with PHH Mortgage entered into in the first quarter of 2008 and higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. The increase in the other expense category was primarily the result of: a $2.4 million loss related to the repurchase of all auction rate securities sold to wealth management clients ($8.5 million in par value) to restore liquidity to their accounts, higher FDIC premiums ($1.7 million) due to a mandatory phase out of FDIC credits and industry-wide increases on FDIC insurance, and a $1.1 million loss on a captive insurance program.
2007 compared with 2006
The increase in noninterest expense was primarily the result of incorporating Republic activity, and higher professional services, legacy Citizens data processing services and telephone expenses. During 2007, Citizens incurred $10.1 million in expenses related to compensation for resources needed to complete the April 27, 2007 computer system conversion, employee separation agreements, and advertising costs to introduce the Citizens brand to new markets. The increase was partially offset by lower restructuring and merger-related expenses, the effect of five items in 2006: $2.0 million in additional depreciation, $1.4 million for re-branding and customer communication, $1.1 million net pension curtailment loss, a $1.8 million prepayment penalty on FHLB debt, and a $1.5 million contribution to Citizens’ charitable foundation.
The increase in salaries and employee benefits reflects incorporating Republic activity and $5.5 million in employee separation agreements paid during 2007 partially offset by lower pension expense due to a $1.1 million pension curtailment charge related to freezing benefits in Citizens’ defined benefit cash balance plan during 2006. The increase in occupancy costs reflects incorporating Republic activity, which was partially offset by the cost savings associated with the 2007 branch closures. Professional services increased as a result of incorporating Republic activity, as well as higher professional services expenses due to outsourcing the statement rendering function and a temporary increase in the use of external service providers while attempting to fill several operational positions. While equipment costs were essentially unchanged, increases due to incorporating Republic activity were substantially offset by lower depreciation expense at legacy Citizens due to an additional $2.0 million of depreciation expense recorded in 2006 as a result of aligning the service life of previously acquired equipment with the current capitalization policy. The increase in data processing services reflects implementing enhanced technology initiatives related to customer online banking functionality. Advertising and public relations expenses increased due to a $1.3 million advertising campaign to introduce Citizens’ brand in new Michigan and Ohio markets and expenses related to the Citizens 400 NASCAR race sponsorship during 2007. Other loan expenses reflect incorporating Republic activity and higher foreclosure expenses associated with repossessing commercial and residential real estate. The increase in intangible asset amortization reflects amortizing the implied premium on the Republic core deposits, which was established as part of the purchase accounting fair market value adjustments, over the estimated term of the underlying deposits. Postage and delivery increased primarily as a result of incorporating Republic activity. The decrease in restructuring and merger-related expenses was primarily the result of recognizing expenses associated with establishing the restructuring plan at the time of the Republic merger. The decrease in other expense was primarily due to two items in 2006: the aforementioned prepayment penalty and the aforementioned contribution to Citizens’ charitable foundation, partially offset by incorporating Republic activity and a $0.9 million liability during 2007 related to Citizens’ proportionate share of expense related to litigation involving Visa USA, of which Citizens is a member.
FEDERAL AND STATE INCOME TAXES
Citizens recorded income tax expense of $71.0 million in 2008 compared with $31.3 million in 2007 and $19.3 million in 2006. The increase in 2008 expense over 2007 was primarily the result of recording a valuation allowance of $136.6 million against deferred tax assets, partially offset by the effect of the pre-tax loss, excluding the non-tax deductible goodwill impairment charge recorded in the second quarter of 2008. The increase in the 2007 expense over 2006 was due to higher pre-tax income, partially offset by a $1.4 million ($0.9 million after-tax) reduction in state income tax reserves due to the resolution of various state tax matters in 2007. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was (22.03%) in 2008, compared with 23.69% in 2007 and 23.37% in 2006. The 2008 effective rate is less than the statutory rate and less than the effective rate in 2007 and 2006, primarily due to the relationship between the pre-tax loss and the adjustment for tax-exempt income.
SFAS 109, “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS 109, Citizens reviewed its deferred tax asset and determined that, due to the significant pre-tax loss in 2008, its impact on cumulative pre-tax income, and the uncertain economic environment affecting estimates of future taxable income, it must establish a valuation allowance against the entire net deferred tax assets, excluding the deferred tax liability for tax deductible goodwill.
As of December 31, 2008, Citizens recorded a $155.7 million valuation allowance, which consisted of $136.6 million recognized as income tax provision and $19.1 million recognized through the other comprehensive income component of shareholders’ equity in the accompanying Consolidated Financial Statements. Despite the valuation allowance, these assets remain available to offset future taxable income. The deferred tax asset will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. In making such judgments, significant weight is given to evidence that can be objectively verified. Citizens analyzes changes in near-term market conditions and considers both positive and negative evidence as well as other factors which may impact future operating results in making the decision to adjust the valuation allowance. For further discussion of federal and state income taxes, see Note 15 to the Consolidated Financial Statements.
LINE OF BUSINESS RESULTS
Net income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 17 to the Consolidated Financial Statements. Certain amounts have been reclassified between segments to conform to current year presentation.

	Net Income
(in thousands)	2008	2007	2006

Specialty Commercial	$(264,620)	$27,666	$3,719
Regional Banking	40,267	82,265	68,352
Wealth Management	547	3,327	2,550
Other	(169,246)	(12,416)	(11,285)

Net income (loss)	$(393,052)	$100,842	$63,336

2008 compared with 2007
Specialty Commercial had a net loss of $264.6 million in 2008, compared to net income of $27.7 million in 2007. The decrease in net income was a result of higher provision for loan losses and higher noninterest expense, along with declines in both net interest income and noninterest income. The increase in loan loss provision was a result of higher net charge-offs related to the commercial real estate loan portfolio. The increase in noninterest expense was primarily the result of the aforementioned $178.1 million goodwill impairment charge as well as higher foreclosure related expenses, partially offset by lower compensation costs. The decrease in net interest income was driven by increased nonaccrual commercial real estate loans. The decrease in noninterest income was primarily a result of higher net losses on loans held for sale.
Regional Banking net income decreased to $40.3 million in 2008 from $82.3 million in 2007. The decrease in net income was a result of lower net interest income and lower noninterest income, along with an increase in provision for loan losses. The decrease in net interest income was primarily a result of narrower spreads on deposits due to competitive pricing pressure, partially offset by an increase in both commercial and consumer loan spreads. The decrease in noninterest income was primarily a result of lower mortgage income, driven by overall lower demand for residential mortgages. The increase in provision for loan losses was due to an increase in net charge-offs, primarily in the commercial loan portfolio and, to a lesser extent, in the direct consumer loan portfolio.
Wealth Management net income decreased to $1.2 million in 2008 from $3.3 million in 2007. The decrease in net income was primarily a result of lower noninterest income and an increase in noninterest expense. The decrease in noninterest income was primarily the result of lower trust fee income due to a decline in assets under administration driven by ongoing declines in market valuation. The increase in noninterest expense was primarily the result of a $2.4 million loss related to the repurchase of all auction rate securities sold to wealth management clients ($8.5 million in par value) to restore liquidity to their accounts. Trust assets under administration were $2.0 billion at December 31, 2008, a decline of $0.7 billion from $2.7 billion at December 31, 2007.

Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the Holding Company; indirect consumer lending; the residential mortgage portfolio; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other business line had a net loss of $169.8 million in 2008 compared with a net loss of $12.4 million in 2007. The decrease in net income was due to lower net interest income, lower noninterest income, and an increase in provision for loan losses, partially offset by lower noninterest expense. The decrease in net interest income was primarily due to the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest income was primarily due to a decrease in income from bank owned life insurance policies due to lower market interest rates and decreases in mortgage and other loan income. The increase in provision for loan losses was primarily due to an increase in residential mortgage charge-offs. The decrease in noninterest expense was primarily due to lower compensation expense.
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
The Other business line had a net loss of $12.4 million in 2007 compared with a net loss of $11.3 million in 2006. The decrease in net income was due to higher noninterest expense and higher provision for loan losses, partially offset by higher net interest income and higher noninterest income. The increase in noninterest expense was primarily a result of incorporating Republic activity, partially offset by lower restructuring and merger related costs. The increase in provision for loan losses was due primarily to an increase in residential mortgage charge-offs. The increase in net interest income was primarily due to the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily a result of an other-than-temporary impairment charge of $7.2 million (investment security loss) in 2006 and, to a lesser extent, the impact of incorporating Republic activity.

FINANCIAL CONDITION
TOTAL ASSETS
Total assets at December 31, 2008 were $13.1 billion, essentially unchanged from December 31, 2007 as reductions in all loan portfolios and goodwill were substantially offset by growth in securities due to changes in consumer demand during this challenging environment.
MONEY MARKET INVESTMENTS AND INVESTMENT SECURITIES
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest rate risk and maximizing return. Interest-bearing deposits with banks increased $214.8 million in 2008. On October 6, 2008 the Federal Reserve announced that it would pay interest on required and excess reserve balances at rates close to the targeted federal funds rates. Citizens has chosen to utilize this program while adverse conditions exist in the credit markets. Securities are classified as available for sale or held to maturity. As of December 31, 2008, 94.2% of the securities in Citizens’ investment securities portfolio were classified as available for sale. A summary of investment securities balances at December 31, 2008, 2007 and 2006 is provided below:
Investment Securities

December 31 (in thousands)	2008	2007	2006

Available for Sale:
U.S. Treasury	$—	$—	$39,854
Federal agencies	257,445	304,074	436,315
Collaterized mortgage obligations	471,010	586,954	791,739
Mortgage-backed securities	973,961	670,565	994,767
State and municipal securities	538,761	569,466	575,907
Other securities	7,595	1,105	874

Total	$2,248,772	$2,132,164	$2,839,456

Held to Maturity:
State and municipal securities	$138,575	$129,126	$109,744

Total Investments	$2,387,347	$2,261,290	$2,949,200

Total investment securities increased $126.1 million or 5.6% in 2008 after decreasing $687.9 million or 23.3% in 2007. The increase in securities during 2008 was primarily due to the investment of the proceeds from the sale of the preferred shares and warrant in the fourth quarter of 2008, partially offset by paydowns and maturities received during the year. The decrease in 2007 was the result of using portfolio cash flow to fund commercial loan growth and to reduce short-term borrowings.
Citizens did not have any other-than-temporary impairment charges during 2008 or 2007. Citizens recorded a $7.2 million impairment charge (investment security loss) in the fourth quarter of 2006 as Citizens had stated that it no longer had a positive intent to hold $317.3 million of securities to recovery. This was part of planned strategies to restructure the balance sheet as a result of the Republic merger to reduce interest rate and liquidity risk.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2008, the whole loan CMOs had a market value of $228.2 million with gross unrealized losses of $61.7 million. While the majority of the loss had a duration of less than twelve months, the magnitude of the loss prompted management to perform a thorough credit review on the underlying mortgage collateral as well as the supporting credit enhancement and the structure. The results of the credit review demonstrated continued strength and no material degradation in the holdings. This was further supported by all of the securities having an AA or AAA rating. Citizens has determined that none of its whole loan CMO securities had an other-than-temporary impairment at December 31, 2008.
Purchases of municipal securities remain dependent on the Corporation’s capacity to utilize tax-exempt income. Citizens reduced its holding of municipal securities in 2008 through run-off of the portfolio. Citizens will continue to monitor the ability to utilize tax-exempt securities in 2009.
Maturities and average yields of investment securities at December 31, 2008 are presented in Table 4 below:
Table 4. Maturity Distribution of Investment Securities Portfolio (1)

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
December 31, 2008		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities Available for Sale: (2)
Federal Agency securities (3)	$75,567	4.66%	$146,386	4.99%	$35,492	5.22%	$—	—%	$257,445	4.92%
Collateralized mortgage obligations (3)(4)	37,991	4.70	388,896	5.01	44,078	4.88	45	6.87	471,010	4.97
Mortgage-backed securities (3)(4)	4,062	6.25	420,957	5.03	504,033	5.02	44,909	5.49	973,961	5.05
State and municipal securities (3)(5)	49,635	7.88	138,280	7.11	207,902	6.35	142,944	6.01	538,761	6.59
Other Securities (3)	7,274	1.02	—	—	—	—	321	3.60	7,595	1.13

Total securities
Available for Sale	$174,529	5.46%	$1,094,519	5.26%	$791,505	5.36%	$188,219	5.89%	$2,248,772	5.36%

Securities Held to Maturity: (6)
State and municipal securities (3)(5)	$—	—%	$3,482	5.94%	$41,103	6.18%	$93,990	6.27%	138,575	6.23%

Total securities
Held to Maturity	$—	—%	$3,482	5.94%	$41,103	6.18%	$93,990	6.27%	$138,575	6.23%

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.

(2)	Amount for Securities Available for Sale is the Estimated Fair Market Value

(3)	Yields are based on amortized cost.

(4)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

(5)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(6)	Amount for Securities Held to Maturity is the amortized cost.
As of December 31, 2008, the estimated aggregate fair value of the investment securities portfolio was $29.5 million below amortized cost, consisting of gross unrealized gains of $39.4 million and gross unrealized losses of $68.9 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 4 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.

LOAN PORTFOLIO
Citizens primarily extends credit within the local markets of its banking subsidiaries located in Michigan, Wisconsin, Ohio, and Iowa. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry, with no concentration within a single industry that exceeds 10% of total portfolio loans. Citizens has minimal loans to foreign debtors and does not actively solicit nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer.
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial and industrial, commercial real estate, and real estate construction loans at December 31, 2008 are presented below.
Table 5. Portfolio Loans (1)

(in millions)	2008	2007	2006	2005	2004

Portfolio Loans Outstanding at December 31
Commercial and industrial	$2,602.3	$2,557.1	$2,004.9	$1,688.1	$1,633.8
Commercial real estate	2,565.9	2,549.6	2,442.5	1,190.4	1,153.0
Real estate construction	398.9	547.6	678.1	211.7	102.9

Total commercial	5,567.1	5,654.3	5,125.5	3,090.2	2,889.7
Residential mortgage	1,262.8	1,445.2	1,543.5	539.8	508.2
Direct consumer	1,452.2	1,572.3	1,721.4	1,142.0	1,169.6
Indirect consumer	820.5	829.4	840.6	844.1	825.9

Total	$9,102.6	$9,501.2	$9,231.0	$5,616.1	$5,393.4

Portfolio Loan Maturities and Interest Rate Sensitivity at December 31, 2008

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial and industrial	$1,439.1	$953.5	$209.7	$2,602.3
Commercial real estate	681.0	1,543.7	341.2	2,565.9
Real estate construction	239.0	119.7	40.2	398.9

Total commercial	$2,359.1	$2,616.9	$591.1	$5,567.1

Loans above:
With floating interest rates	$1,721.7	$1,324.4	$412.6	$3,458.7
With predetermined interest rates	637.4	1,292.5	178.5	2,108.4

Total	$2,359.1	$2,616.9	$591.1	$5,567.1

(1)	Excludes mortgage loans held for sale
Total portfolio loans at December 31, 2008 decreased $398.6 million or 4.2% from December 31, 2007. This was primarily due to the effect of $197.9 million of gross charge-offs, transferring $127.9 million of nonperforming commercial real estate and residential mortgage loans to loans held for sale, reducing balances on approximately $85 million of certain asset-based and large participated loans with narrow margins, and a decline in all consumer loan portfolios due to weak consumer demand partially offset by new relationships in all of Citizens’ markets during 2008.
Commercial and Industrial. The commercial and industrial loan portfolio includes a diverse group of loans largely to in-market small business (loans less than $0.75 million) and middle market (loans over $0.75 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial and industrial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial and industrial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s financial need and ability to repay any loans on a basis and within a timetable that makes sense for both the borrower and Citizens. Having determined that the borrower’s management possesses sound business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Underwriting guidelines are designed to promote ongoing relationship banking which allows both the customer and the Corporation to make changes commensurate with current economic and performance results.
Commercial and industrial loans at December 31, 2008 increased $45.2 million or 1.8% over December 31, 2007. The increase was primarily due to continued strong growth in the Ohio and Southeast Michigan markets, partially offset by reducing balances on certain asset-based loans and participations with narrow margins as well as gross charge-offs.
Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi-unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.
Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2008, approximately 38% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
As displayed in Table 5, commercial real estate loans at December 31, 2008 were essentially unchanged from December 31, 2007 as the increase from new origination and the conversion of real estate construction loans into commercial real estate term loans was substantially offset by new origination and transferring $27.0 million of nonperforming commercial real estate loans to loans held for sale and $46.1 million in gross charge-offs.
Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, have prior successful project experience, and are well-capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. These loans are considered to have higher risks than other real estate loans due to the inherent construction risk and their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, residential mortgage financing, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. Since January 1, 2007, Citizens no longer underwrites new commercial real estate, land hold and land development loans.
Real estate construction loans at December 31, 2008 decreased $148.7 million or 27.2% from December 31, 2007 primarily as a result of $69.4 million in gross charge-offs, transferring $59.2 million of nonperforming real estate construction loans to loans held for sale, and low demand for residential development in Citizens’ markets.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSE”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products do not exceed 95% at origination. All loans originated in excess of 80% were generally covered by mortgage insurance providing at least 20% of coverage, except as noted below. No loans were originated which permitted negative amortization.
Residential mortgage loans at December 31, 2008 decreased $182.4 million or 12.6% from December 31, 2007. The decrease was primarily the result of weak consumer demand in Citizens’ markets, selling over 70% of new mortgage originations into the secondary market, and transferring $41.7 million in nonperforming residential mortgage loans to loans held for sale. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages. All residential mortgage loans that were sold in 2008 were sold without recourse. However, Citizens remains contractually liable for credit risk on loans that experience early payment defaults, as well as loans containing errors and/or omissions in documentation according to the standards delineated within the loan sale agreements. Citizens believes these risks are immaterial.
Residential Mortgage Loan Balances By Category

December 31 (in thousands)	2008	2007

Fixed Rate Mortgages	$423,698	$436,264
Adjustable Rate Mortgages	795,482	915,935
Construction Mortgages	43,661	93,015

Total	$1,262,841	$1,445,214

In 2008 a total of $49.1 million in loans had portfolio characteristics (other than loan amount or new construction) that made them non-GSE eligible. These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believed offset the additional risks. As of August 2007, Citizens ceased making sub-prime loans.
Residential Mortgage Loan Originations

(In thousands)	2008	2007

Fixed Rate Mortgages	$273,901	$521,737
Adjustable Rate Mortgages	48,593	99,109
Construction Mortgages	20,325	63,442

Total	$342,819	$684,288

Direct Consumer. The direct consumer loan category includes home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Home equity loans consist mainly of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. These loans are originated through Citizens’ branches with loan-to-value ratios generally less than 90% of appraised collateral value. While Citizens offers home equity loans to credit worthy customers above the 90% loan-to-value level, it requires credit loss insurance and does not underwrite home equity loans that exceed 100% of collateral value. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Credit risks for these types of loans are influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers potentially being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by evaluating the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
The Corporation originates consumer loans utilizing a computer-based credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting guidelines for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value ratios not to exceed 100%, credit scoring results, ability to service overall debt, and documentation requirements.
Direct consumer loans at December 31, 2008 decreased $120.2 million or 7.6% from December 31, 2007 due to weak consumer demand that is being experienced throughout the industry.
Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats, recreational vehicles, and, to a lesser extent, automobiles. These loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on a quarterly basis. The dealers refer customers to the centralized underwriting group, which utilizes a computer-based credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. Credit risks for these types of loans, are influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealer’s ability to collect proper customer information, and adhere to appropriate lending guidelines, including but not limited to evaluating collateral value, accurately capturing property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio arises from a borrower’s potential inability to repay their loan and by a potential shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
Indirect loans at December 31, 2008 decreased $8.8 million or 1.1% from December 31, 2007. The decrease was primarily due to the low consumer demand for boats, recreational vehicles and automobiles in Citizens’ markets.
LOANS HELD FOR SALE
The loans held for sale category is comprised of commercial real estate and residential mortgage loans. Held for sale loans at December 31, 2008 totaled $91.4 million, an increase of $15.5 million or 20.5% from December 31, 2007. The increase was primarily the result of transferring $127.9 million in nonperforming commercial real estate and residential mortgage loans to loans held for sale during the second quarter of 2008, partially offset by the transfer of loans to other real estate owned (“ORE”) due to nonpayment issues and a decrease in residential mortgage origination volume awaiting sale in the secondary market as a result of faster funding through Citizens’ alliance with PHH Mortgage, which began in the first quarter of 2008 and, to a lesser extent, a decline in commercial loans held for sale due to customer pay-downs, and adjustments to reflect current fair-market value.
CREDIT RISK MANAGEMENT
Extending credit to businesses and consumers exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected under the original underwriting terms due to the inability or unwillingness of the borrower to repay the loan. Citizens has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and oversight of financial performance. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer. Lending policies and guidelines are reviewed by credit administration and modified on an ongoing basis as conditions change and new credit products are offered. The commercial and industrial and commercial real estate credit administration policies include a two-tier loan rating system that incorporates probability of default and loss given default to estimate a borrower’s ability to repay their loan obligation. To strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Additionally, a reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potentially problematic loans. Citizens monitors its loans in an effort to proactively identify, manage, and mitigate any potential credit quality issues and losses.
Citizens enhanced existing processes and implemented a number of initiatives during 2008 intended to manage credit quality challenges aggressively and proactively identify alternatives to mitigate losses. The following highlights some of these changes:
•	Implemented a more regimented commercial real estate management function by centralizing the portfolio management team under the Chief Credit Officer. The team is lead by a manager with extensive workout experience and is now staffed with more extensively experienced real estate bankers, adding more depth and breadth to this function. Additionally, the team implemented new reporting metrics and procedures to more closely monitor the servicing performance of pass and watchlist real estate loans in the commercial portfolio, including the age of appraisals, adherence to lot release schedules, rent roll updates, construction costs within forecasts, and that guarantor liquidity is affirmed by current financial statements; in short, that all aspects of the transactions are current and performing according to terms;

•	Expanded the size and focus of the special loans workout team to be more proactive in managing accruing watchlist credits, nonperforming loans, loans held for sale, and other real estate owned properties. This team drives the quarterly watchlist review process, which evaluates and drives the workout strategy behind all watch credits. In 2008, the team expanded their focus to conduct quarterly pass loan reviews on high exposure credits, assisted in the review of automotive-related clients to identify potential geographic and sector weakness, and developed ongoing strategies for the pass credits to help mitigate the transition to nonperforming status;

•	Analyzed Citizens’ commercial automobile-related exposure through various forward-looking potential stress scenarios;

•	Tightened underwriting criteria for consumer loans, which rely heavily on credit-scoring model results, to include:
•	Home equity loans: reduced maximum loan-to-value, or LTV, to 80% for primary residences and 70% for secondary residences and discontinued lending on rental properties;

•	Indirect loans: increased credit score cutoffs to improve collateral positioning and reduce risk, increased pricing spreads, and reduced advance rates.
•	Expanded the quarterly review of non-watch credits to include commercial and industrial relationships. Coupled with the continuation of reviewing the non-watch commercial real estate relationships, these practices enable Citizens to validate obligor ratings and exposure management strategies;

•	Transitioned mortgage servicing and collection activities to PHH Mortgage, a nationally recognized servicing agent; and

•	Streamlined collection and modification programs for residential mortgage loans to mitigate foreclosures more effectively.

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
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and industrial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered ‘watchlist’ loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these reviews, action plans are developed to address emerging problem loans or to implement specific actions for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.
Watchlist loans totaled $1.2 billion or 20.8% of total commercial and industrial and commercial real estate portfolio loans at December 31, 2008, compared with $955.8 million or 16.9% of total commercial portfolio loans at December 31, 2007. The increases are primarily the result of continuing commercial real estate deterioration in Michigan and additional downgrades as a result of closely monitoring borrowers’ repayment capacity in this environment.
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

Table 6. Nonperforming Assets and Past Due Loans

December 31 (in thousands)	2008	2007	2006	2005	2004

Nonperforming Portfolio Loans (2)
Nonaccrual
Less than 30 days past due	$35,168	$8,133	$4,305	$4,206	$2,761
From 30 to 89 days past due	25,257	11,617	1,413	1,136	3,118
90 or more days past due	243,868	165,647	52,174	26,798	36,940

Total	304,293	185,397	57,892	32,140	42,819
90 days past due and still accruing	1,486	3,650	767	238	40
Restructured	256	315	378	—	42

Total nonperforming portfolio loans	306,035	189,362	59,037	32,378	42,901
Nonperforming loans held for sale	75,142	21,676	22,846	—	—
Other Repossessed Assets Acquired	58,037	40,502	20,165	7,351	7,946

Total nonperforming assets (1)(3)	$439,214	$251,540	$102,048	$39,729	$50,847

Nonperforming portfolio loans as a percent of portfolio loans	3.34%	1.99%	0.64%	0.58%	0.80%
Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	4.79	2.64	1.10	0.71	0.94
Nonperforming assets as a percent of total assets	3.36	1.86	0.73	0.51	0.66

Nonperforming Portfolio Loans by Type (4)
Commercial and industrial	$66,285	$16,581	$8,843	$12,118	$13,816
Commercial real estate	162,544	110,159	14,915	5,068	14,464

Total commercial	228,829	126,740	23,758	17,186	28,280
Residential mortgage	59,515	46,865	28,428	8,412	8,643
Direct Consumer	15,076	13,700	6,041	4,326	3,527
Indirect Consumer	2,615	2,057	810	2,454	2,451

Total	$306,035	$189,362	$59,037	$32,378	$42,901

(1)	Nonperforming loans include loans on which interest is not being recognized (nonaccrual), those on which interest has been renegotiated to lower than market rates because of the financial condition of the borrowers (restructured), and loans 90 days past due and still accruing.

(2)	Gross interest income that would have been recorded in 2008 for nonaccrual and restructured loans, as of December 31, 2008, assuming interest had been accrued throughout the year in accordance with original terms was $25.1 million. The comparable 2007 and 2006 totals were $13.6 million, and $2.1 million, respectively. Interest collected on these loans and included in income was $8.0 million in 2008, $6.3 million in 2007 and $0.6 million in 2006. Therefore, on a net basis, total income foregone due to these loans was $17.1 million in 2008, $7.3 million in 2007 and $1.5 million in 2006.

(3)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Less than 30 days past due and nonacrual $0.6 million, From 30 to 89 days past due and nonaccrual $0.9 million, 90 days or more past due and nonaccrual $29.2 million, no 90 days or more past due and still accruing and no restructured loans, nonperforming held for sale $21.6 million, and other repossessed assets acquired $12.6 million.

(4)	December 31, 2006 amounts include the following nonperforming loan balances acquired in the Republic merger: Commercial $0.2 million, commercial real estate $8.4 million, residential mortgage $19.4 million, direct consumer $2.6 million, indirect consumer $0.1 million.
Nonperforming assets at December 31, 2008 increased $187.7 million over December 31, 2007. The increase was primarily the result of significant deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest.

Certain of the nonperforming loans included in Table 6 are considered to be impaired. A loan is considered impaired when Citizens determines it is probable that the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. The Corporation maintains a valuation reserve for impaired loans as a part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. At December 31, 2008 and 2007, all of the impaired loans were on a nonaccrual basis so there was no interest income recognized in these years after they were identified as impaired.
Information regarding the Corporation’s impaired loans follows:

			Valuation Reserve
(in thousands)	2008	2007	2008	2007

Balances — December 31
Impaired loans with valuation reserve	$101,671	$33,651	$39,885	$17,769
Impaired loans with no valuation reserve	87,330	18,684	—	—

Total impaired loans	$189,001	$52,335	$39,885	$17,769

Impaired loans on nonaccrual basis	$189,001	$52,335	$39,885	$17,769
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$189,001	$52,335	$39,885	$17,769

Average balance for the year	$113,553	$53,943
Interest income recognized for the year	—	—
Cash collected applied to outstanding principal	11,163	2,516
The increase in impaired loans, both with and without a valuation reserve, was primarily the result of significant continued deterioration in the commercial real estate collateral values and general economic deterioration in the Midwest.
ALLOWANCE FOR LOAN LOSSES
A summary of Citizens’ loan loss experience for the past five years appears below.

Table 7. Summary of Loan Loss Experience

Year Ended December 31 (dollars in thousands)	2008	2007	2006	2005	2004

Allowance for loan losses — January 1	$163,353	$169,104	$116,400	$122,184	$121,350
Provision for loan losses	282,054	45,177	11,265	1,109	21,609
Charge-offs:
Commercial and industrial	27,001	6,123	4,468	9,165	14,137
Commercial real estate	112,478	27,194	2,826	3,755	10,445
Residential mortgage	24,569	5,141	1,640	1,152	1,060
Direct consumer	16,995	11,007	5,823	5,290	5,864
Indirect consumer	16,889	10,126	9,062	9,485	7,565

Total charge-offs	197,932	59,591	23,819	28,847	39,071
Recoveries:
Commercial and industrial	3,153	3,144	3,022	16,526	12,355
Commercial real estate	716	1,303	648	1,195	1,605
Residential mortgage	29	184	154	69	70
Direct consumer	1,726	1,723	1,389	1,419	1,669
Indirect consumer	2,222	2,309	2,342	2,745	2,597

Total recoveries	7,846	8,663	7,555	21,954	18,296

Net charge-offs	190,086	50,928	16,264	6,893	20,775
Allowance of acquired bank	—	—	57,703	—	—

Allowance for loan losses — December 31	$255,321	$163,353	$169,104	$116,400	$122,184

Allowance for losses on lending-related commitments — December 31	$3,941	$5,571	$6,119	$3,023	$2,833

Portfolio loans outstanding at year-end (1)	$9,102,598	$9,501,244	$9,231,082	$5,616,119	$5,393,365
Average portfolio loans outstanding (1)	9,433,952	9,212,066	5,657,476	5,493,280	5,210,817
Ratio of allowance for loan losses to nonperforming loans	83.43%	86.27%	286.44%	359.50%	284.80%
Ratio of allowance for loan losses to portfolio loans outstanding at year-end	2.80	1.72	1.83	2.07	2.27
Ratio of net loans charged off as a percentage of average portfolio loans outstanding	2.01	0.55	0.29	0.13	0.40

(1)	Balances exclude mortgage loans held for sale.
Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. Total net charge-offs for 2008 increased $139.2 million over 2007, primarily as a result of higher charge-offs in commercial real estate due to declining real estate values and general economic deterioration in the Midwest.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens did not substantively change its overall approach in the calculation of the allowance for loan losses in 2008 from 2007 and the allocation methods used at December 31, 2008 and December 31, 2007 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements.

Table 8 summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total portfolio loans represented by each loan type.
Table 8. Allocation of the Allowance for Loan Losses (1)

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
December 31		Total		Total		Total		Total		Total
(dollars in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$39.9		$17.8		$7.6		$5.1		$15.3

Risk allocated allowances:
Commercial (2)	112.0	61.2%	85.4	59.5%	94.8	55.5%	55.2	55.1%	59.2	53.6%
Residential mortgage	25.4	13.9	14.2	15.2	15.1	16.7	6.3	9.6	6.2	9.4
Direct Consumer	29.2	15.9	16.3	16.6	16.7	18.7	12.4	20.3	6.9	21.7
Indirect Consumer	35.9	9.0	23.6	8.7	25.5	9.1	27.5	15.0	12.3	15.3

Total risk allocated allowance	202.5		139.5		152.1		101.4		84.6

Total allocated	242.4	100.0%	157.3	100.0%	159.7	100.0%	106.5	100.0%	99.9	100.0%

General valuation allowances	12.9		6.1		9.4		9.9		22.3

Total	$255.3		$163.4		$169.1		$116.4		$122.2

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.
Specific Allocated Allowance. The specific allocated allowance is determined in accordance with SFAS 114 based on probable losses on specific commercial and industrial or commercial real estate loans. At December 31, 2008, the specific allocated allowance increased $22.1 million over December 31, 2007. The increase was primarily the result of significant deterioration in the commercial real estate portfolio, general economic deterioration in the Midwest, and Citizens’ proactive credit culture to identify and reserve for commercial credits with material collateral shortfalls.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances determined in accordance with SFAS 5 based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; and the composition and concentrations of credit as well as other factors based upon the best judgment of management. The risk allocated allowance increased $63.0 million at December 31, 2008 primarily as a result of an increase in the loss migration rates and extended duration of commercial real estate, residential mortgage and consumer loans.
General Valuation Allowances. The general valuation reserve allowance increased by $6.8 million primarily as a result of the economy in Citizens’ markets, which relied heavily on the performance of the manufacturing sector in general and the automobile industry specifically. The current economic downturn in Citizens’ markets has led to significant deterioration in the quality of the loan portfolio by adversely affecting customer loan repayments and reducing the value of the collateral securing loans.
The general valuation reserve allowances are based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and the possible imprecision in the loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2008 appropriately reflect probable inherent but undetected losses in the portfolio.
GOODWILL
Goodwill at December 31, 2008 was $597.2 million, a decrease of $178.1 million or 23.0% from December 31, 2007. The decline was due to a non-cash, not tax deductible $178.1 million goodwill impairment charge recorded in the second quarter of 2008 with respect to the entire amount of goodwill allocated to the Specialty Commercial line of business. The impairment charge resulted from Citizens’ interim analyses performed in accordance with SFAS 142. Citizens will continue to perform evaluations on an interim basis if events or circumstances indicate that impairment may exist. There can be no assurance that such tests will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets.
DEPOSITS
The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.
Table 9. Average Deposits

	2008		2007		2006
Year Ended December 31	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing demand	$1,122,974	—%	$1,139,695	—%	$921,580	—%
Interest-bearing demand	771,735	0.66	831,983	0.69	779,803	0.65
Savings	2,551,570	1.73	2,188,296	2.92	1,478,492	2.63
Time	4,268,931	4.02	4,008,919	4.68	2,408,092	4.29

Total	$8,715,210	2.53	$8,168,893	3.15	$5,587,967	2.63

Total average deposits increased 6.7% in 2008. Noninterest-bearing demand and interest-bearing demand balances declined 1.5% and 7.2%, respectively, as a result of customers migrating balances to more rate sensitive product categories. Average time deposits increased 6.5% primarily due to brokered time deposits and savings deposits increased 16.6% primarily as a result of growth in the new commercial on-balance sheet sweep product. The decrease in the average cost of the deposit portfolio resulted from the lower interest rate environment, partially offset by competitive deposit pricing pressures and a shift in deposit mix from lower cost noninterest-bearing demand and interest-bearing demand deposits to higher cost savings and time deposits.
As of December 31, 2008, certificates of deposit of $100,000 or more accounted for approximately 26.9% of total deposits. The maturities of these deposits are summarized below.
Table 10. Maturity of Time Certificates of Deposit of $100,000 or More At December 31, 2008

(in thousands)

Three months or less	$414,471
After three but within six months	255,893
After six but within twelve months	681,451
After twelve months	1,081,890

Total	$2,433,705

Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Time deposits greater than $100,000 increased by $250.8 million at December 31, 2008 over the prior year-end primarily as a result of a shift in funding mix from short-term borrowings to longer-term certificates of deposit and brokered deposits. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
BORROWED FUNDS
Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. Short-term borrowings totaled $75.4 million at December 31, 2008 compared with $542.2 million at December 31, 2007. The decrease from December 31, 2007 was primarily the result of a shift in funding mix for deposits and using the proceeds from the June 2008 issuance of equity securities to pay down debt. See Note 9 to the Consolidated Financial Statements for additional information on short-term borrowings.
Long term debt is comprised of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $2.2 billion at December 31, 2008, compared with $2.9 billion at December 31, 2007. FHLB debt decreased $678.2 million or 28.9% to $1.7 billion at December 31, 2008, primarily due to a run-off of FHLB debt. As of December 31, 2008, other borrowed funds decreased $20.8 million or 8.2% compared with December 31, 2007. This decrease was due to long-term repurchase agreements maturing. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle. Citizens had a total of $172.7 million of trust preferred securities at December 31, 2008, which qualify as Tier 1 capital for regulatory risk-based capital purposes. In addition, Citizens issued a five year variable rate promissory note for $50.0 million on April 2, 2007. The related credit agreement required Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008. Citizens retired the $50.0 million note on October 7, 2008. See Note 10 to the Consolidated Financial Statements for additional information.
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

	Regulatory Minimum
		“Well-	December 31,
	Required	Capitalized”	2008	2007	2006

Risk based:
Tier 1 capital	4.00%	6.00%	12.21%	9.18%	9.41%
Total capital	8.00	10.00	14.49	11.66	11.90
Tier 1 Leverage (1)	4.00	5.00	9.66	7.53	7.22

(1)	In 2006, the Tier 1 leverage ratio is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006
Shareholders’ equity at December 31, 2008 increased $23.4 million or 1.5% over December 31, 2007 to $1.6 billion. The increase reflects the factors discussed below, partially offset by the effect of the net loss recorded during the year. Citizens declared and paid cash dividends of $.29 per share in 2008, a decrease of 75% from $1.16 per share in 2007. Book value per common share at December 31, 2008 and 2007 was $10.60 and $20.84, respectively.
Citizens has taken actions during 2008 to enhance capital and maintain a strong balance sheet. On April 17, 2008, Citizens suspended the common stock quarterly cash dividend. During May 2008, Citizens recorded the aforementioned goodwill impairment, credit writedown and fair-value adjustments that together reduced shareholder’s equity by $205.6 million. On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock (“convertible preferred stock”) that together increased shareholders’ equity by $189.0 million (net of issuance costs and the underwriting discount). The convertible preferred stock converted to 30.1 million shares of Citizens’ common stock on

September 29, 2008 after shareholders approved the required increase in authorized common stock on September 22, 2008. On December 12, 2008, Citizens issued 300,000 shares of preferred stock and a warrant to purchase up to 17,578,125 shares of Citizens’ common stock to the U.S. Treasury as part of the Treasury’s Capital Purchase Program. The aggregate value of the transaction was $300.0 million. The proceeds were allocated between the preferred shares and the related warrant based on relative fair value, which resulted in an initial carrying value of $265.9 million for the preferred shares and $34.1 million for the warrant. The preferred stock and warrant were treated as additions to Citizens’ regulatory Tier 1 and Total capital. Management believes these were crucial steps to position its balance sheet to weather the current adverse economic conditions and to provide a better return for its shareholders in the long run.
In October 2003, the Board of Directors approved a plan to repurchase 3,000,000 shares of common stock. There is no expiration date for this repurchase program. As of December 31, 2008, shares remaining to be purchased under this program totaled 1,241,154. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related preferred stock, and is subject to limitations that may be imposed by applicable securities laws and regulations and NASDAQ. The timing of the repurchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that the Holding Company will repurchase the remaining shares authorized to be repurchased.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2008. Refer to Notes 6, 8, 9, and 10 to the Consolidated Financial Statements for further discussion of these contractual obligations.
Table 11. Contractual Obligations

	Minimum Payments Due by Period
As of December 31, 2008		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits without stated maturities(1)(2)	$4,431,645	$4,431,645	$—	$—	$—
Deposits with stated maturities(1)(2)	4,618,416	2,527,366	1,605,360	461,238	24,452
Federal Funds Purch and Short Term Repos(1)	65,015	65,015	—	—	—
Other Short-term borrowings(1)	10,377	10,377	—	—	—
Federal Home Loan Bank borrowings(1)(2)	1,650,261	118,778	1,188,861	500	342,122
Other borrowed debt(1)(2)	233,225	46,000	30,000	453	156,772
Subordinated debt(1)(2)	300,000	—	—	125,000	175,000
Purchase obligations	48,678	18,251	25,934	4,025	468
Operating leases and non-cancelable contracts	29,889	5,462	9,130	6,334	8,963

Total	$11,387,506	$7,222,894	$2,859,285	$597,550	$707,777

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

(2)	This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.
As of December 31, 2008, the Corporation’s liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $3.0 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of income taxes and other state tax matters which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
Citizens has obligations not included in the above table under its retirement plans as described in Note 13 to the Consolidated Financial Statements. At December 31, 2008, the under funded status of the Cash Balance Pension Plan for Employees, the Retirement Health Plan and the Supplemental Pension Plans of $37.0 million is recognized in the Corporation’s consolidated balance sheet as an accrued liability. Under current ERISA funding rules there is no required contribution to the defined benefit pension plan during calendar year 2009.
Off-Balance Sheet Arrangements
In the normal course of business, in order to meet the financing needs of customers and to manage exposure to interest rate risk, Citizens enters into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in its consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, commercial letters of credit; forward commitments to sell mortgage loans, and interest rate swaps. These transactions involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets, however, they do not represent unusual risks. The Corporation minimizes its exposure to loss under these transactions by subjecting them to credit approval and monitoring procedures.
The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2008 and the notional amounts outstanding at December 31, 2007.
Table 12. Off Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
	December 31,	Less than			More than	December 31,
(in thousands)	2008	1 year	1-3 years	4-5 years	5 years	2007

Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$2,048,258	$1,264,101	$338,044	$166,878	$279,235	$2,510,255
Standby letters of credit	247,367	118,576	54,251	38,026	36,514	382,860
Commercial letters of credit	—	—	—	—	—	1,151
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	1,005,000	485,000	355,000	165,000	—	300,000
Customer initiated swaps and corresponding offsets	1,120,348	82,508	284,730	417,169	335,941	713,290
Residential mortgage loan applications with agreed-upon rates	—	—	—	—	—	24,808
Forward commitments to sell residential mortgage loans	—	—	—	—	—	68,030

Total	$4,420,973	$1,950,185	$1,032,025	$787,073	$651,690	$4,000,394

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Some commitments to fund loan applications have an agreed-upon fixed rate and subject Citizens to risk due to fluctuations in market interest rates. Commitments to extend credit at December 31, 2008 decreased from December 31, 2007 primarily as a result of the current economic climate and reduced customer demand.
Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. Standby letters of credit at December 31, 2008 decreased from December 31, 2007 primarily as a result of the current economic climate and reduced customer demand.

Commercial letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. These guarantees are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.
The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these agreements are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, collateral may be required as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments is equal to their contractual amounts, assuming that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. At December 31, 2008 and 2007, a liability of $3.9 and $5.6 million, respectively, had been recorded for possible losses on commitments to extend credit. At December 31, 2008 and 2007, in accordance with FIN 45, a liability of $0.7 million and $1.0 million, respectively, had been recorded representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 18 to the Consolidated Financial Statements.
As Citizens has transitioned its mortgage secondary marketing functions to PHH Mortgage during 2008, the market value risk of committing to fund residential mortgage applications has correspondingly declined. As such, Citizens no longer enters into transactions to hedge residential mortgage loan applications with agreed upon rates or forward commitments to sell residential mortgage loans.
For the year ended December 31, 2008, the change in net unrealized gains/losses on derivatives designated as cash flow hedges reported in the statement(s) of changes in shareholders’ equity and comprehensive income was $19.5 million (net gain). The change in net unrealized gains/losses on cash flow hedges also reflects a reclassification of $3.5 million of net unrealized gains from accumulated other comprehensive income to interest income during 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Corporation’s variable-rate assets. During 2009, the Corporation estimates that an additional $11.4 million will be reclassified as an increase to interest income.
For the year ended December 31, 2008, no hedge ineffectiveness was recorded on the Corporation’s cash flow hedges and the Corporation’s fair value hedges. Additionally, the Corporation accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the variable-rate interest payment becoming probable not to occur during 2008 due to a significant decrease in a certain pool of prime based assets. The accelerated gain of $0.1 million was included in other income. Refer to Notes 1 and 18 to the Consolidated Financial Statements for further discussion of interest rate lock commitments, mandatory forward commitments and derivative instruments.
The Corporation has two trust preferred securities issuances outstanding at December 31, 2008. The trust preferred securities were issued through special purpose trusts which qualify as variable interest entities (“VIEs”) under applicable accounting rules. Since Citizens is not the primary beneficiary of the VIEs, consolidation is not required under the terms of Financial Accounting Standards Board Interpretation 46 “Consolidation of Variable Interest Entities” (“FIN 46”). As a result, the trust preferred securities were not recorded in the Consolidated Balance Sheets. Instead, junior subordinated deferrable interest debentures (the “Debentures”) issued by Citizens to the VIEs were recorded for the gross issuance proceeds. The Debentures are the sole assets of the trusts and Citizens has guaranteed that interest payments on the Debentures made to the trust will be distributed by the trust to the holders of the trust preferred securities.
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
Citizens has non-marketable equity investments that have not been consolidated in the Consolidated Financial Statements. At December 31, 2008, these investments included $6.1 million in limited partnerships, including a venture capital fund, an affordable housing tax credit fund and a historical restoration tax credit fund that were reported under the equity method. Not included in the carrying amount were commitments to fund an additional $5.1 million at some future date. Consolidation of these investments is not required pursuant to FIN 46 since Citizens is not the primary beneficiary in the investments. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus the additional commitments.
At December 31, 2008, the unpaid principal balance of mortgage loans serviced for others was $450.2 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $2.9 million at December 31, 2008.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2008, in its fiduciary or agency capacity, were $2.0 billion.
LIQUIDITY RISK MANAGEMENT
Citizens monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Liquidity management involves projecting funding requirements and maintaining sufficient capacity to meet those needs and accommodate fluctuations in asset and liability levels due to changes in business operations or unanticipated events. Sources of liquidity include deposits and other customer-based funding, and wholesale market funding.
Citizens manages liquidity at two levels. The first level is at the Holding Company, which owns the banking subsidiaries. The second level is at the banking subsidiaries. The management of liquidity at both levels is essential because the Holding Company and banking subsidiaries have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset and Liability Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, Citizens conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was reviewed by Moody’s Investor Service in October 2008 and maintained, and was downgraded by Standard and Poor’s in October 2008, Dominion Bond Rating Service in April 2008, and Fitch Ratings in February 2008. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.
Credit Ratings

		Moody’s		Dominion
	Standard &	Investor	Fitch	Bond Rating
	Poor’s	Service	Ratings	Service

Citizens Republic Bancorp (Holding Company)
Long-Term Debt	BBB-	A3	BBB-	BBB
Short-Term Debt	A-3	P-2	F3	R-2 (middle)
Trust Preferred	BB	Baa1	BB+	BBB (low)

Citizens Bank
Certificate of Deposit	—	A2	BBB	BBB (high)

F&M Bank-Iowa
Certificate of Deposit	—	—	BBB	BBB (high)
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout 2008, the Holding Company received $28.5 million in dividends from subsidiaries and paid $22.0 million in dividends to its common shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. As of January 1, 2009 the subsidiary banks are able to pay dividends of $2.4 million to the Holding Company without prior regulatory approval.
The ability to borrow funds on both a short-term and long-term basis provides an additional source of liquidity for the Holding Company. During periods of market disruption, access to such funding may decline or the cost of such funding may increase. Due to the significant increase in the Holding Company’s cash resources resulting from the June 2008 capital offering as well as a potential increase in rates and fees associated with renewal of the $65.0 million credit facility with three unaffiliated banks, Citizens elected not to renew the credit facility, which expired in August 2008. In addition, Citizens had issued a $50.0 million five year variable rate promissory note on April 2, 2007. The credit agreement required Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008 and paid off the note on October 7, 2008. As of December 31, 2008, the Holding Company’s cash resources totaled $261.4 million. The Holding Company’s interest and preferred dividend payment obligations are approximately $35 million annually. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has ample and sufficient liquidity to meet its currently anticipated short and long-term needs.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and the Federal Home Loan Bank of Des Moines. Reliance on short-term wholesale borrowings was significantly reduced during the first three quarters of 2008 as the result of growth in the deposit portfolio.

Citizens maintains a very strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 69% deposits, 17% long-term debt, 12% equity, and 2% short-term liabilities. During 2008, Citizens increased total deposits by $750.5 million or 9.0% primarily as a result of a shift in funding mix, growth in the new commercial on-balance sheet sweep product, and a focus on deposit generation. On December 12, 2008, Citizens issued 300,000 shares of preferred stock and a warrant to the U.S. Treasury as part of the Treasury’s Capital Purchase Program. The aggregate value of the transaction was $300.0 million. The preferred stock and warrant were treated as additions to Citizens’ regulatory Tier 1 and Total capital. In addition, Citizens participates in the FDIC’s Temporary Liquidity Guarantee Program. The TLGP provides 100% FDIC coverage to noninterest-bearing deposit accounts and certain interest-bearing checking accounts as well as eligibility for Citizens to issue FDIC-guaranteed unsecured debt through June 30, 2009 in an amount up to approximately $230 million. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity. The Corporation believes that it has ample and sufficient liquidity to meet presently known short-term and long-term cash flow requirements arising from ongoing business transactions.
The Corporation’s long-term debt to equity ratio was 136.9% as of December 31, 2008 compared with 186.3% at December 31, 2007. Changes in deposit obligations and short-term and long-term debt during 2008 are further discussed in the sections titled “Deposits” and “Borrowed Funds.”
INTEREST RATE RISK
Interest rate risk refers to the risk of loss arising from changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of the asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow certain of Citizens’ customers and counterparties to the investment and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenues for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $215.6 million or 1.6% of total assets as of December 31, 2008 compared with rate-sensitive liabilities repricing within one year exceeding rate sensitive assets repricing within one year by $203.0 million or 1.5% of total assets at December 31, 2007. This reflects a more asset-sensitive position than at December 31, 2007 due to the reduction of the fixed-rate investment portfolio, the replacement of short-term variable rate funding with longer-term fixed rate funding and the aforementioned capital issuances. These results incorporate the impact of off-

balance sheet derivatives and reflect interest rates consistent with December 31, 2008 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of December 31, 2008 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that period of time. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to decrease by 0.6% and 1.6%, respectively, from what it would be if rates were to remain at December 31, 2008 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at December 31, 2008 as the results would not have been meaningful given the current levels of short term market interest rates. These measurements represent less exposure to increasing interest rates than at December 31, 2007, resulting from the extensions of short-term borrowings and a reduction in option risk from the balance sheet. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
As of December 31, 2008, Citizens had no forward commitments to sell mortgage loans. As Citizens transitioned its mortgage secondary marketing functions to PHH Mortgage during the first six months of 2008, the market value risk of committing to fund residential mortgage loan applications correspondingly declined. Prior to the transition to PHH, Citizens held residential mortgage loans for sale and committed to fund residential mortgage loan applications at specific rates that exposed Citizens to market value risk caused by changes in interest rates during the period from rate commitment issuance until sale. To minimize this risk, Citizens entered into mandatory forward commitments to sell residential mortgage loans at the time a rate commitment was issued. These mandatory forward commitments are considered derivatives under SFAS 133. The practice of hedging market value risk with mandatory forward commitments has been effective and has not generated any material gains or losses. Further discussion of derivative instruments is included in Note 19 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	December 31,
(in thousands, except share amounts)	2008	2007

Assets
Cash and due from banks	$171,695	$241,104
Interest-bearing deposits with banks	214,925	172
Investment Securities:
Securities available for sale, at fair value	2,248,772	2,132,164
Securities held to maturity, at amortized cost (fair value of $137,846 and $129,366, respectively)	138,575	129,126

Total investment securities	2,387,347	2,261,290
FHLB and Federal Reserve stock	148,764	148,838
Portfolio loans:
Commercial and industrial	2,602,334	2,557,152
Commercial real estate	2,964,721	3,097,196

Total commercial	5,567,055	5,654,348
Residential mortgage	1,262,841	1,445,214
Direct consumer	1,452,166	1,572,329
Indirect consumer	820,536	829,353

Total portfolio loans	9,102,598	9,501,244
Less: Allowance for loan losses	(255,321)	(163,353)

Net portfolio loans	8,847,277	9,337,891
Loans held for sale	91,362	75,832
Premises and equipment	124,217	132,500
Goodwill	597,218	775,308
Other intangible assets	21,414	30,546
Bank owned life insurance	218,333	214,321
Other assets	263,464	288,181

Total assets	$13,086,016	$13,505,983

Liabilities
Noninterest-bearing deposits	$1,143,294	$1,125,966
Interest-bearing demand deposits	780,176	782,889
Savings deposits	2,504,320	2,221,813
Time deposits	4,624,616	4,171,257

Total deposits	9,052,406	8,301,925
Federal funds purchased and securities sold under agreements to repurchase	65,015	488,039
Other short-term borrowings	10,377	54,128
Other liabilities	164,274	144,501
Long-term debt	2,192,623	2,939,510

Total liabilities	11,484,695	11,928,103

Shareholders’ Equity
Preferred stock — no par value:
Authorized — 5,000,000 shares
Issued and outstanding — 300,000 shares at 12/31/08, redemption value of $300 million	266,088	—
Common stock — no par value
Authorized — 150,000,000 shares
Issued and outstanding — 125,996,938 shares at 12/31/08; 75,722,115 shares at 12/31/07	1,214,469	975,446
Retained earnings	170,358	597,333
Accumulated other comprehensive income	(49,594)	5,101

Total shareholders’ equity	1,601,321	1,577,880

Total liabilities and shareholders’ equity	$13,086,016	$13,505,983

See notes to consolidated financial statements.

Consolidated Statements of Income
Citizens Republic Bancorp and Subsidiaries

(in thousands, except per share amounts)	2008	2007	2006

Interest Income
Interest and fees on loans	$586,073	$684,047	$399,469
Interest and dividends on investment securities:
Taxable	78,089	88,078	48,950
Tax-exempt	29,096	29,268	21,113
Dividends on FHLB and Federal Reserve stock	7,269	6,414	2,701
Money market investments	384	104	119

Total interest income	700,911	807,911	472,352

Interest Expense
Deposits	220,883	257,194	147,132
Short-term borrowings	8,029	34,316	16,017
Long-term debt	123,067	134,222	46,083

Total interest expense	351,979	425,732	209,232

Net Interest Income	348,932	382,179	263,120
Provision for loan losses	282,054	45,177	11,265

Net interest income after provision for loan losses	66,878	337,002	251,855

Noninterest Income
Service charges on deposit accounts	47,470	48,051	37,709
Trust fees	17,967	20,106	19,465
Mortgage and other loan income	11,443	16,021	9,270
Brokerage and investment fees	7,109	7,901	6,995
ATM network user fees	6,319	6,283	4,011
Bankcard fees	7,440	6,124	4,567
Losses on loans held for sale	(9,373)	(508)	—
Other	13,368	18,615	15,711

Total fees and other income	101,743	122,593	97,728
Investment securities losses	(1)	(25)	(7,101)

Total noninterest income	101,742	122,568	90,627

Noninterest Expense
Salaries and employee benefits	158,193	175,895	132,400
Occupancy	28,592	30,971	22,288
Professional services	15,184	18,031	15,344
Equipment	12,966	14,650	14,691
Data processing services	16,470	16,234	14,989
Advertising and public relations	5,897	7,282	5,881
Postage and delivery	7,342	7,800	6,095
Other loan expenses	13,381	5,518	4,446
ORE expenses, profits, and losses, net	11,008	325	1,031
Intangible asset amortization	9,132	11,534	2,899
Goodwill impairment	178,089	—	—
Restructuring and merger related expenses	—	8,247	11,324
Other	34,448	30,936	28,439

Total noninterest expense	490,702	327,423	259,827

Income (Loss) Before Income Taxes	(322,082)	132,147	82,655
Income tax provision	70,970	31,305	19,319

Net Income (Loss)	(393,052)	100,842	63,336
Deemed dividend on convertible preferred stock	(11,737)	—	—
Dividend on redeemable preferred stock	(227)	—	—

Net Income (Loss) Attributable to Common Shareholders	$(405,016)	$100,842	$63,336

Net Income (Loss) Per Common Share:
Basic	$(4.30)	$1.34	$1.48
Diluted	(4.30)	1.33	1.47

Average Common Shares Outstanding:
Basic	94,155,551	75,339,430	42,913,180
Diluted	94,155,551	75,578,240	43,065,294

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	Earnings	Income (Loss)	Total

Balance — January 1, 2006		42,968	$85,526	$570,483	$454	$656,463
Comprehensive income, net of tax:
Net income				63,336		63,336
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $866					1,609
Less: Reclassification adjustment for net gains included in net income, net of tax effect of ($21)					(40)
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of ($435)					(808)

Other comprehensive income total						761

Total comprehensive income						64,097
Proceeds from stock options exercised and restricted stock activity		304	3,194			3,194
Recognition of stock-based compensation			3,766			3,766
Cash dividends declared on common shares — $1.155 per share				(49,530)		(49,530)
Common shares issues and stock options assumed due to Republic merger		32,739	897,234			897,234
Shares acquired for retirement and purchased for taxes		(335)	(8,948)			(8,948)
Adjustment to initially apply FASB 158, net of tax effect of ($4,626)					(8,590)	(8,590)

Balance — December 31, 2006	$—	75,676	$980,772	$584,289	$(7,375)	$1,557,686

Comprehensive income, net of tax:
Net income				100,842		100,842
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $5,380					9,991
Less: Reclassification adjustment for net losses included in net income, net of tax effect of $9					16
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of ($451)					(838)
Minimum pension liability, net of tax effect of $1,781					3,307

Other comprehensive income total						12,476

Total comprehensive income						113,318
Proceeds from stock options exercised and restricted stock activity		709	4,833			4,833
Recognition of stock-based compensation			3,355			3,355
Cash dividends declared on common shares — $1.160 per share				(87,798)		(87,798)
Shares acquired for retirement and purchased for taxes		(663)	(13,514)			(13,514)

Balance — December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880

Comprehensive income, net of tax:
Net loss				(393,052)		(393,052)
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale					(46,725)
Net change in unrealized gain on qualifying cash flow hedges					19,578
Minimum pension liability					(27,548)

Other comprehensive income total						(54,695)

Total comprehensive loss						(447,747)
Issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Deemed dividend on convertible preferred stock (See Note 16)	11,737			(11,737)		—
Conversion of preferred stock to common stock	(125,898)	30,096	125,898			—
Issuance of common stock, net of costs of $4,774		19,904	74,844			74,844
Issuance of redeemable preferred stock and warrant (300,000 shares)	265,861		34,139			300,000
Dividend on redeemable preferred stock	227			(227)		—
Proceeds from stock options exercised and restricted stock activity		307	66			66
Recognition of stock-based compensation			4,520			4,520
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares purchased for taxes		(32)	(444)			(444)

Balance — December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Year Ended December 31,
(in thousands)	2008	2007	2006

Operating Activities:
Net income (loss)	$(393,052)	$100,842	$63,336
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	282,054	45,177	11,265
Goodwill impairment	178,089	—	—
Deferred tax asset valuation allowance	136,568	—	—
Depreciation and software amortization	11,646	13,108	13,730
Amortization of intangibles	9,132	11,534	2,899
Net (increase) decrease in current and deferred income taxes	(55,697)	21,782	(11,548)
Amortization and fair value adjustments of purchase accounting mark to market, net	(15,588)	(24,847)	—
Fair value adjustment on loans held for sale and other real estate	15,341	—	—
Discount accretion and amortization of issuance costs on long term debt	1,176	978	—
Net (accretion) amortization on investment securities	(4,509)	(4,517)	83
Investment securities losses	1	25	7,101
Loans originated for sale	(280,475)	(504,672)	(249,806)
Proceeds from loans held for sale	328,500	590,283	258,151
Net gains from loan sales	(6,473)	(9,036)	(4,349)
Net (gain) loss on other real estate	2,068	(866)	439
Excess tax benefits related to stock-based compensation arrangements	—	—	(182)
Recognition of stock-based compensation expense	4,520	3,355	3,766
Restructure and merger related	(3,260)	(34,435)	(8,925)
Other	(14,962)	3,512	(6,126)

Net cash provided by operating activities	195,079	212,223	79,834
Investing Activities:
Net (increase) decrease in money market investments	(214,753)	31	227
Securities available-for-sale:
Proceeds from sales	3	364,421	114
Proceeds from maturities and payments	453,033	521,453	284,599
Purchases	(610,964)	(174,633)	(333,136)
Securities held-to-maturity:
Proceeds from maturities and payments	2,505	—	—
Purchases	(12,777)	(19,387)	(27,400)
Sale of branches, net of cash received	—	(163,592)	—
Net decrease (increase) in loans and leases	99,357	(339,498)	(102,124)
Proceeds from sales of other real estate	31,476	13,385	5,711
Net increase in properties and equipment	(6,771)	(7,043)	(7,614)
Acquisition, net of cash received	—	—	(105,148)

Net cash (used) provided by investing activities	(258,891)	195,137	(284,771)
Financing Activities:
Net increase (decrease) in demand and savings deposits	297,122	(95,886)	(120,815)
Net increase (decrease) in time deposits	451,391	(97,431)	292,986
Net (decrease) increase in short-term borrowings	(466,613)	(396,420)	87,765
Proceeds from issuance of long-term debt	1,550,000	1,591,750	376,283
Principal reductions in long-term debt	(2,304,165)	(1,295,537)	(347,181)
Net proceeds from issuance of preferred convertible stock	114,161	—	—
Proceeds from issuance of preferred redeemable stock and warrant	300,000	—	—
Net proceeds from issuance of common stock	74,844	—	—
Cash dividends paid on common stock	(21,959)	(87,798)	(49,530)
Proceeds from stock options exercised and restricted stock activity	66	4,833	3,194
Excess tax benefits related to stock-based compensation arrangements	—	—	182
Shares acquired for retirement and purchased for taxes	(444)	(13,514)	(8,948)

Net cash (used) provided by financing activities	(5,597)	(390,003)	233,936

Net (decrease) increase in cash and due from banks	(69,409)	17,357	28,999

Cash and due from banks at beginning of year	241,104	223,747	194,748

Cash and due from banks at end of year	$171,695	$241,104	$223,747

Supplemental Cash Flow Information:

Interest paid	$359,685	$430,064	$204,523
Income taxes paid (refunds received), net	(9,902)	9,523	30,867
Loans transferred to other real estate owned	46,826	37,868	6,802
Loans transferred to held-for-sale	80,044	—	29,160
Held for sale loans transferred to other real estate	12,453	—	—
Securitization of mortgage loans	—	—	214,695
Deemed dividend on convertible preferred stock	11,737	—	—
Dividend on redeemable preferred stock	227	—	—

Summary of Business Acquisition:

Fair value of core deposit intangibles acquired	$—	$—	$37,837
Goodwill recognized	—	—	727,108
Stock issued and options assumed due to Republic merger	—	—	897,234
Assets acquired in Republic merger	—	—	5,418,403
Liabilities assumed in Republic merger	—	—	5,013,703
See notes to consolidated financial statements.

Citizens Republic Bancorp, Inc.
Notes To Consolidated Financial Statements
December 31, 2008, 2007, and 2006
References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens Republic Bancorp, Inc. (collectively, “Citizens” or the “Corporation”), incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank-Iowa. These services include deposit products such as checking, savings, and money market accounts, and loan products such as business, personal, residential, and commercial mortgage loans, and other consumer-oriented financial services, such as IRA accounts, and safe deposit and night depository facilities. Automated Teller Machines (“ATMs”), which provide 24-hour banking services to customers, are installed in many locations in the Corporation’s service areas. The Corporation participates in an interstate and international shared ATM network, which allows its customers to perform banking transactions from their checking, savings, or credit card accounts at ATMs in a multi-state and international environment. Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M Bank-Iowa. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
Note 1. Summary of Significant Accounting Policies
The accounting and reporting policies of Citizens Republic Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). The following describes Citizens’ policies:
Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. Due to the timing of the merger, income and expense amounts in this report for the full year of 2006 reflect only legacy Citizens results, including Citizens’ restructuring and merger-related expenses.
The Corporation also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (“ARB 51”), “Consolidated Financial Statements,” or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” issued in January 2003, and FIN 46R issued in December 2003. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003 for $150.0 million and $25.8 million, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, loans held for sale, other real estate owned, goodwill and core deposit intangible assets, fair value measurements, pension and postretirement benefits, derivative instruments and income taxes.
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
Loans
Loans are reported at the principal amount outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees, certain direct and indirect costs, unamortized premiums and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees, are amortized into fee income on a straight-line basis over their contractual life.
Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.
Commercial and industrial and commercial real estate loans are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Residential mortgage loans are generally charged off at foreclosure to the extent principal exceeds the current appraised value less estimated costs to sell. Direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.

Based on their internal credit rating, commercial and industrial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment in accordance with the provisions of SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the collateral.
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
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances determined in accordance with SFAS 5 based on quantitative Citizens’ loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined in accordance with SFAS 5 based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
Loans Held for Sale
Loans that the Corporation has the intent to sell are classified as held for sale and are carried at the lower of cost or fair value. The fair value of commercial loans held for sale is measured based on the fair value of the underlying collateral. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair market value, as well as gains and losses on disposal of these loans are charged to other income as incurred.
On December 10, 2007, Citizens entered into a contract with PHH Mortgage Corporation (“PHH”). In March 2008, PHH began performing mortgage loan processing, servicing, secondary market functions and other mortgage-related loan origination services. Citizens sells substantially all of its mortgage originations to PHH at a contractual price. Prior to the PHH alliance, Citizens sold substantially all fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans within 60 days after closing. Citizens used mandatory forward commitments, generally entered into at time of application, to protect the value of the mortgage loans from changes in interest rates during the period held. The cost basis of mortgage loans held for sale was adjusted, if material, by any gains or losses generated from mandatory forward commitments to sell the loans to investors in the secondary market. Citizens’ policy to hedge its market rate risk with mandatory forward commitments did not generate any material gains or losses.
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
Other Real Estate Owned
Other real estate owned is comprised of commercial and residential real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value at the time of acquisition, net of estimated costs to sell, based upon current appraised value. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or fair market value, as well as gains and losses on disposal of these properties are charged to other expenses as incurred.
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
Goodwill and Core Deposit Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair market value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. Citizens performs its annual impairment test as of October 1 each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could primarily include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revision to forecasts, and a long-term negative outlook for the industry.
Impairment of goodwill is evaluated by reporting unit, which is the equivalent to Citizens’ lines of business. For the Step 1 analysis, the fair value of the reporting units is estimated using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined fair value of Citizens’ reporting units calculated in Step 1 and Citizens’ total market value as a percentage of total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step (Step 2) of the goodwill impairment test is required for those reporting units that have goodwill to measure the amount of impairment, if any. In Step 2 of the test, Citizens estimates the fair value of a reporting unit’s assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing, which includes estimating the fair value of other implied intangibles. Any excess of this hypothetical purchase price over the fair value of the reporting unit’s net assets (excluding goodwill) represents the implied fair value of goodwill. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill, an impairment loss is charged to noninterest expense to reduce the carrying amount to the implied fair value. The writedown cannot exceed the carrying amount and goodwill cannot be adjusted upward for any subsequent reversal of previously recognized goodwill writedowns.
Intangible assets which have finite lives are amortized over their estimated useful lives and subject to impairment testing. All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits (related to the Republic merger) or on a straight-line basis (related to previous mergers) over varying periods not exceeding 10 years.
Pension and Postretirement Benefits
Citizens has recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs that will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost.
Securitizations and Sales of Mortgage Loans
Citizens sells substantially all of its mortgage originations to PHH at a contractual price. Prior to the PHH alliance, Citizens sold substantially all fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans. These transactions were accomplished through cash sales to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, mortgage-backed securities (“MBS”) received from FHMLC or FNMA in exchange for fixed-rate mortgage loans were sold immediately in the securities market. From time to time, Citizens also exchanged fixed and variable rate mortgage loans held in portfolio for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs were sold to third party investors or classified as available for sale in the investment security portfolio.
If MBSs were retained in the investment portfolio, any gain or loss at time of sale was recorded as a security gain or loss. All other gains or losses associated with sales of single-family mortgage loans were recorded as a component of mortgage banking revenue. Typically, Citizens did not service the loans after they were sold or exchanged, but sold the mortgage servicing rights, in a separate transaction, before or at the time of the securitization. Sales or securitizations of mortgage loans through FHLMC and FNMA were done under terms that did not provide for any material recourse to Citizens by the investor. Citizens did not retain any interest in these securitized mortgage loans.
Fair Value Measurements
On January 1, 2008, Citizens adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which Citizens would complete a transaction. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, Citizens bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is Citizens’ policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.
Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates which require significant judgment, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The adoption of SFAS 157 had no impact on Citizens’ results of operations.
FASB Staff Position 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Citizens elected to delay the application of SFAS 157 to nonfinancial assets and liabilities.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. SFAS 159 was effective January 1, 2008 and Citizens did not elect to adopt the fair value option for any new or existing financial assets or financial liabilities at this time.
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
Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in noninterest income.
Prior to the PHH alliance, Citizens sold substantially all fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans. Citizens utilized mandatory forward commitments to protect against changes in interest rates and prices on its mortgage pipeline. These derivatives were marked to market through earnings. Citizens was also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments met the definition of a derivative. In accordance with SFAS 133 and Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principles to Loan Commitments,” Citizens also recorded as derivatives, residential loan commitments associated with loans held for sale. These derivatives were marked to market through earnings.
Citizens enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, Citizens generally maintains a portfolio of matched offsetting derivative agreements. These contracts are marked to market through earnings.
Stock-Based Compensation
Citizens recognizes compensation expense for stock options and restricted stock awards in salary expense in accordance with SFAS 123R “Share-Based Payment” (Revised 2007). Compensation expense is based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. Currently, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.
The Corporation adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. The adoption did not have a significant effect on the Corporation’s financial statements.
The Corporation files a consolidated federal income tax return and various Holding Company and subsidiary state income tax returns. When income and expenses are recognized in different periods for tax purposes, applicable deferred taxes are provided in the Consolidated Financial Statements. Accordingly, amounts equal to the tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities. Citizens recognizes interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts.
Net Income per Common Share
Basic net income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted net income per common share shows the dilutive effect of additional common shares issuable upon the assumed exercise of stock options granted under Citizens’ stock option plans, using the treasury stock method, and restricted stock awards granted but not yet vested.
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
Note 2. Recent Accounting Pronouncements
Statements of Financial Accounting Standards (“SFAS”)
SFAS No. 141 (Revised 2007), “Business Combinations”
On December 4, 2007, the FASB issued SFAS 141R which will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests (formerly known as “minority interests”), acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is expected to have a significant impact on Citizens accounting for any business combinations closing on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51
SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”
SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.
FASB Staff Position (“FSP”)
FSP-SFAS 142-3, Determination of the Useful Life of Intangible Assets
FSP-SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.
Note 3. Business Restructuring and Other Merger-Related Charges
As of December 31, 2006, Citizens had reserves of $9.0 million for restructuring and $27.8 million for merger-related costs following the Republic merger. In addition, Citizens assumed $9.1 million in other transaction and system-related reserves from Republic. The restructuring and merger-related reserves were established for integration activity costs associated with severance expenses, computer system conversions and branch consolidations. The following table presents the activity in the restructuring reserve during 2008 and 2007.

Restructuring Reserve
			Systems/
(In thousands)	Personnel	Facilities	Other	Total

Balance December 31, 2006	$4,323	$3,895	$791	$9,009

Additions	2,151	1,709	384	4,244
Cash Payments	(4,912)	(1,018)	(1,175)	(7,105)
Other Adjustments	—	(3,029)	—	(3,029)

Balance December 31, 2007	$1,562	$1,557	$—	$3,119

Cash Payments	(1,040)	(114)	—	(1,154)
Other Adjustments	(116)	(14)	—	(130)

Balance December 31, 2008	$406	$1,429	$ ---	$1,835

The following table presents the activity in the merger reserve during 2008 and 2007.

Merger-related Reserve
					Other
					Transaction
				Systems/	& System
(In thousands)	Personnel	Professional	Facilities	Other	Reserves	Total

Balance December 31, 2006	$17,603	$7,621	$2,205	$351	$9,088	$36,868

Additions	1,743	—	20	60	2,180	4,003
Cash Payments	(16,023)	(6,603)	(1,280)	(411)	(11,260)	(35,577)
Other Adjustments	(2,047)	(1,018)	415	—	4	(2,646)

Balance December 31, 2007	$1,276	$—	$1,360	$—	$12	$2,648

Cash Payments	(1,276)	—	(818)	—	(12)	(2,106)
Other Adjustments	—	—	(4)	—	—	(4)

Balance December 31, 2008	$—	$—	$538	$—	$—	$538

During 2007, the restructuring and merger-related reserves were reduced by $5.7 million as a result of finalizing severance, professional services, and facilities/branch payments and write-downs. During 2008, the restructuring and merger-related reserves were reduced by $0.1 million as a result of finalizing severance and facilities/branch payments and write-downs.
All of the accrued personnel expenses remaining at December 31, 2008 will be paid during 2009. The remaining accrued Facilities expenses are based on contractual obligations and will be paid over the next twelve years. Citizens continues to negotiate early termination agreements with the landlords in an attempt to reduce the expense and term of the leases.
Note 4. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2008				December 31, 2007
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$248,819	$257,445	$8,626	$—	$298,177	$304,074	$5,897	$—
Collateralized Mortgage Obligations	528,626	471,010	4,147	61,763	587,355	586,954	2,278	2,679
Mortgage-backed	960,841	973,961	13,929	809	667,504	670,565	5,707	2,646
State and municipal	531,625	538,761	10,990	3,854	560,073	569,466	10,336	943
Other	7,598	7,595	—	3	1,067	1,105	38	—

Total available for sale	$2,277,509	$2,248,772	$37,692	$66,429	$2,114,176	$2,132,164	$24,256	$6,268

Held to Maturity:
State and municipal
Total held to maturity	$138,575	$137,846	$1,708	$2,437	$129,126	$129,366	$978	$738

FHLB and Fed Reserve stock	$148,764	$148,764	$—	$—	$148,838	$148,838	$—	$—

Securities with amortized cost of $1.3 billion at December 31, 2008, and $1.2 billion at December 31, 2007 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S.

Government and its Agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2008 or 2007.
The amortized cost, estimated fair value, and weighted average yields of debt securities by maturity at December 31, 2008 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

						Weighted
As of December 31, 2008	Within	1 to 5	5 to 10	After 10		Average
(in thousands)	1 Year	Years	Years	Years	Total	Yield

Available for Sale:
Federal Agencies	$74,595	$139,739	$34,485	$—	$248,819	4.92%
Collateralized Mortgage Obligations	37,693	431,264	59,621	48	528,626	4.97
Mortgage-backed Securities	4,062	415,472	497,227	44,080	960,841	5.05
State and municipal	48,713	133,723	203,106	146,083	531,625	6.59
Other	7,274	—	—	324	7,598	1.13

Amortized Cost	$172,337	$1,120,198	$794,439	$190,535	$2,277,509

Fair Value	$174,529	$1,094,519	$791,505	$188,219	$2,248,772
Weighted Average Yield	5.46%	5.26%	5.36%	5.89%	5.36%

Held to Maturity:
State and Municipal	$—	$3,482	$41,103	$93,990	$138,575	6.23%

Amortized Cost	$—	$3,482	$41,103	$93,990	$138,575

Fair Value	$—	$3,654	$42,004	$92,188	$137,846
Weighted Average Yield	—	5.94%	6.18%	6.27%	6.23%
A total of 486 securities had unrealized losses at December 31, 2008 compared with 385 securities at December 31, 2007. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
As of December 31, 2008	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$231,892	$61,436	$3,085	$327	$234,977	$61,763
Mortgage-backed	74,081	796	421	13	74,502	809
State and municipal	112,353	3,688	3,220	166	115,573	3,854
Other	7	3	—	—	7	3

Total available for sale	418,333	65,923	6,726	506	425,059	66,429

Held to Maturity:
State and municipal	51,896	1,967	6,481	470	58,377	2,437

Total held to maturity	51,896	1,967	6,481	470	58,377	2,437

Total	$470,229	$67,890	$13,207	$976	$483,436	$68,866

	Less than 12 Months		More than 12 Months		Total
As of December 31, 2007	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$212,274	$2,165	$67,253	$514	$279,527	$2,679
Mortgage-backed	33,102	219	115,712	2,427	148,814	2,646
State and municipal	69,429	625	17,596	318	87,025	943

Total available for sale	314,805	3,009	200,561	3,259	515,366	6,268

Held to Maturity:
State and municipal	43,700	536	14,230	202	57,930	738

Total held to maturity	43,700	536	14,230	202	57,930	738

Total	$358,505	$3,545	$214,791	$3,461	$573,296	$7,006

Citizens performs a review of securities with unrealized losses at each reporting period. The review centers on an assessment of whether and when a security will recover in value, and whether or not the company has the positive intent and ability to hold that security until the anticipated recovery of value. In assessing the recovery of value, the primary factors evaluated are the degree to which fair value is below carrying cost, the length of time the fair value has remained continuously below carrying cost, credit quality factors affecting the issuer or the underlying collateral, or any other relevant factors. Credit quality factors can include the financial condition of the issuer or the insurer, which are often evidenced in credit ratings, regulatory, tax, or industry related issues. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of December 31, 2008, management has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Income Statement. Citizens has the intent and ability to hold the impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
At December 31, 2008, the whole loan CMOs had a market value of $228.2 million with gross unrealized losses of $61.7 million. While the majority of the loss had a duration of less than twelve months, the magnitude of the loss prompted management to perform a thorough credit review on the underlying mortgage collateral as well as the supporting credit enhancement and the structure. The results of the credit review demonstrated continued strength and no material degradation in the holdings. This was further supported by all of the securities having an AA or AAA rating. Citizens has determined that none of its whole loan CMO securities had an other-than-temporary impairment at December 31, 2008.

Citizens recorded a $7.2 million impairment charge (investment security loss) in the fourth quarter of 2006 as it no longer had a positive intent to hold $317.3 million of securities to recovery. This was part of planned strategies to restructure the balance sheet as a result of the Republic merger and reduce interest rate and liquidity risk.
Sales, calls and write-downs of available-for-sale investment securities resulted in realized gains and losses as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Proceeds from sales	$3	$364,421	$114

Securities gains	$—	$670	$62
Securities losses	(1)	(695)	(7,163)

Net Loss	$(1)	$(25)	$(7,101)

Note 5. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens primarily extends credit within the Midwestern states of Michigan, Wisconsin, Ohio, Iowa, and Indiana. In Michigan, the primary market areas are concentrated in the Lower Peninsula with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market area is the greater Cleveland area. In Iowa, the primary market is the central region of the state. In Indiana, the primary market area is Indianapolis. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
The majority of Citizens’ commercial real estate loans consist of mortgages on non-owner occupied properties. Those borrowers are involved in real estate business activities and the sources of repayment are dependent on the performance of the real estate market. In such cases, Citizens generally requires the borrower to have a proven record of success and to meet Citizens’ underwriting criteria for this type of credit risk. Citizens does not have a concentration in any single industry that exceeds 10% of total loans which is not disclosed on the face of the balance sheet.
A summary of nonperforming assets follows:

	December 31,
(in thousands)	2008	2007

Nonperforming loans:
Nonaccrual	$304,293	$185,397
Loans 90 days past due (still accruing)	1,486	3,650
Restructured	256	315

Total nonperforming portfolio loans	306,035	189,362
Nonperforming held for sale	75,142	21,676
Other real estate acquired	53,835	38,234
Other non-real estate acquired	4,202	2,268

Total nonperforming assets	$439,214	$251,540

There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2008.
The effect of nonperforming portfolio loans on interest income follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006 (1)

Interest income:
At original contract rates	$25,131	$13,557	$2,136
As actually recognized	7,987	6,307	615

Interest foregone	$17,144	$7,250	$1,521

(1)	2006 excludes the effect of the Republic merger.
A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2008	2007	2008	2007

Balances — December 31
Impaired loans with valuation reserve	$101,671	$33,651	$39,885	$17,769
Impaired loans with no valuation reserve	87,330	18,684	—	—

Total impaired loans	$189,001	$52,335	$39,885	$17,769

Impaired loans on nonaccrual basis	$189,001	$52,335	$39,885	$17,769
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$189,001	$52,335	$39,885	$17,769

Average balance for the year	$113,553	$53,943
Interest income recognized for the year	—	—
Cash collected applied to outstanding principal	11,163	2,516
The Consolidated Financial Statements do not include loans serviced for others, which totaled $450.2 million, $536.3 million, and $1.2 billion at December 31, 2008, 2007 and 2006 respectively.
A summary of changes in the allowance for loan losses follows:

(in thousands)	2008	2007	2006

Allowance for loan losses — January 1	$163,353	$169,104	$116,400
Provision for loan losses	282,054	45,177	11,265
Charge-offs	(197,932)	(59,591)	(23,819)
Recoveries	7,846	8,663	7,555

Net charge-offs	(190,086)	(50,928)	(16,264)

Allowance of acquired bank	—	—	57,703

Allowance for loan losses — December 31	$255,321	$163,353	$169,104

Allowance for losses on lending-related commitments — December 31	$3,941	$5,571	$6,119

Loans Held for Sale. The loans held for sale category, which totaled $91.4 million and $75.8 million at December 31, 2008 and 2007, respectively, is comprised of commercial real estate and residential mortgage loans. The increase over December 31, 2007 was primarily the result of transferring $92.8 million in nonperforming commercial real estate and residential mortgage loans to loans held for sale during the second quarter of 2008, partially offset by a decrease in residential mortgage origination volume awaiting sale in the secondary market as a result of faster funding through Citizens’ alliance with PHH Mortgage, which began in the first quarter of 2008 and, to a lesser extent, a decline in commercial loans held for sale due to customer paydowns, adjustments to reflect current fair-market value, and transfers to ORE.
Note 6. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2008	2007

Land	$29,621	$32,657
Buildings	168,606	168,739
Leasehold improvements	8,805	8,349
Furniture and equipment	131,961	127,667

	338,993	337,412
Accumulated depreciation and amortization	(214,776)	(204,912)

Total	$124,217	$132,500

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $6.8 million in 2008, $7.7 million in 2007, and $4.1 million in 2006. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2008:

(in millions)	Amount

Year Ending December 31,
2009	$5.5
2010	5.0
2011	4.1
2012	3.4
2013	2.9
Thereafter	9.0

Total	$29.9

Note 7. Goodwill and Core Deposit Intangible Assets
As a result of ongoing volatility in the financial industry, and the impact of deterioration in the credit quality of Citizens’ commercial real estate portfolio (which negatively impacted Citizens’ earnings and forecasts) and discontinuation of Citizens’ quarterly dividends in the second quarter of 2008. Citizens determined that it was more likely than not that the fair value of a reporting unit may have been reduced below its carrying amount. Therefore, Citizens performed an interim goodwill impairment test during the second quarter of 2008. The Step 1 analysis indicated that carrying amounts exceeded estimated fair values for both the Regional Banking and Specialty Commercial reporting units; therefore, Step 2 testing was required for these reporting units. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was not impaired but the goodwill allocated to Specialty Commercial was fully impaired primarily due to the continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. During the second quarter of 2008, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit. The impairment charge was an estimate and it was finalized upon completion of the interim Step 1 and Step 2 analyses during the third quarter of 2008.
The interim goodwill analyses performed did not change the timing of Citizens’ annual goodwill impairment test, which was performed during the fourth quarter of 2008.
As of October 1, 2008, the annual impairment test was performed using management’s most recent long-term financial projections and current risk-adjusted discount rates. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking reporting unit; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was not impaired due to the implied value of goodwill exceeding the carrying amount of goodwill. Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at December 31, 2008. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated.
A summary of goodwill allocated to the lines of business as of December 31, 2008 and December 31, 2007 follows:

(in thousands)	Specialty Commercial	Regional Banking	Wealth Management	Total Goodwill

Balance at December 31,2006	$179,653	$600,181	$1,801	$781,635
Finalize Purchase Accounting Adjustments, Republic Merger	(1,612)	(4,908)	—	(6,520)
Tax Benefits on Share Based Payments	48	145	—	193

Balance at December 31,2007	$178,089	$595,418	$1,801	$775,308

Impairment Loss	(178,089)	—	—	(178,089)
Tax Benefits on Share Based Payments	—	(1)	—	(1)

Balance at December 31, 2008	$—	$595,417	$1,801	$597,218

A summary of core deposit intangibles at December 31, 2008 and 2007 follows:

	December 31,
(in thousands)	2008	2007

Core deposit intangibles	$62,835	$62,835
Accumulated amortization	(41,421)	(32,289)

Total other intangibles	$21,414	$30,546

The following presents the estimated future amortization expense of core deposit intangible assets.

(in thousands)	Amount

Year ending December 31,
2009	$7,036
2010	3,923
2011	3,027
2012	2,120
2013	1,727
Thereafter	3,581

Total	$21,414

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
Note 8. Deposits
Overdrafts on demand accounts are classified as loans, rather than deposits, on the face of the balance sheet and totaled $23.7 million and $14.1 million at December 31, 2008 and 2007, respectively. Time deposits over $100,000 totaled $2.4 billion at December 31, 2008, compared with $2.2 billion at December 31, 2007. The scheduled maturities for time deposits over $100,000 at December 31, 2008 were as follows:

(in millions)	Amount

Year ending December 31,
2009	$1,351.8
2010	476.3
2011	315.9
2012	173.0
2013	96.3
Thereafter	20.4

Total	$2,433.7

Note 9. Short-Term Borrowings
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, other bank borrowings, and Treasury, Tax and Loan borrowings. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less. Other short-term borrowings were primarily comprised of Treasury, Tax and Loan demand notes.
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2008	2007	2006

At December 31:
Balance	$65,015	$488,039	$922,328
Weighted average interest rate paid	0.46%	3.88%	5.06%
During the year:
Maximum outstanding at any month-end	$663,804	$1,275,409	$922,328
Daily average	304,931	654,120	363,988
Weighted average interest rate paid	2.54%	4.91%	4.81%
Weighted average interest rate paid, including effects of swaps	2.54%	4.71%	4.26%

Note 10. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2008	2007

Citizens (Parent only):
Variable rate promissory notes payable due May 1, 2011	$—	$50,000
Subordinated debt:
5.75% subordinated notes due February 2013	120,136	119,125
Variable rate junior subordinated debenture due June 2033	25,774	25,726
7.50% junior subordinated debentures due September 2066	146,927	145,971
Subsidiaries:
Federal Home Loan Bank advances	1,666,483	2,344,636
Other borrowed funds	233,303	254,052

Total long-term debt	$2,192,623	$2,939,510

Citizens issued a five year variable rate promissory note for $50.0 million on April 2, 2007. The related credit agreement required Citizens to maintain certain financial and non-financial covenants including capital adequacy, nonperforming asset levels and loan loss reserve coverage as a percent of nonperforming loans. Citizens was not in compliance with the covenants regarding nonperforming asset levels as of September 30, 2008. Citizens retired the $50.0 million note on October 7, 2008.
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
On June 26, 2003, Citizens issued $25.8 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis provided that prior to May 2008, the interest rate could not exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. Issuance costs of $0.5 million were capitalized and are included in the long-term debt total on the balance sheet. The trust preferred securities of the special purpose trust are callable after five years at par and must be redeemed in thirty years after issuance. In accordance with FASB Interpretation 46 and APB 21, the issuance costs were amortized to the call date over five years as a component of interest expense, as Citizens believed this is the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.
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
As of December 31, 2008 advances from the FHLB are at fixed rates ranging from 3.75% to 7.10% and mature from 2009 through 2021. FHLB advances totaling $390.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $1.3 billion are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2008 with $3.2 billion of residential and commercial loans secured by real estate, and $815.9 million par value of securities held for pledging.
As of December 31, 2008, $232.0 million of long-term repurchase agreements with interest rates up to 4.69%, maturing between January 2009 and May 2018 were outstanding. Long-term repurchase agreements are classified under Other Borrowed Funds.
The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiaries	Consolidated

Year ending December 31,
2009	$—	$164,796	$164,796
2010	—	605,243	605,243
2011	—	425,022	425,022
2012	—	188,663	188,663
2013	125,000	980	125,980
Thereafter	175,000	498,782	673,782

Total	$300,000	$1,883,486	$2,183,486

Note 11. Fair Values of Financial Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into Citizens’ quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale and impaired loans are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.
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

The most significant instruments that Citizens fair values include securities and derivative instruments, most of which fall into Level 2 in the fair value hierarchy with the remainder included in Level 3. The securities in the available for sale portfolio which are included in Level 2 are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivative, including the period to maturity, and uses market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments. All of the Level 3 available for sale securities are student loan auction rate securities.
In February 2008, FASB Staff Position (FSP) 157-2 was issued which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Citizens elected to delay the application of SFAS 157 for other real estate, installment loan repossessions, and goodwill.
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
Recurring Level 3 securities include auction rate securities issued by student-loan authorities. An auction rate security typically refers to a debt instrument with a long-term nominal maturity for which the interest rate is regularly reset through a Dutch auction. Since February 2008, most such auctions have failed, and the auction market has been frozen, with holders unable to dispose of their securities. In December 2008, Citizens repurchased $6.0 million of auction rate securities sold to wealth management clients ($8.5 million in par value) to restore liquidity to their accounts. Due to the nature of the auction rate securities and the current illiquid market, Citizens used unobservable inputs (Level 3) in the valuation process. In conducting the fair value analysis Citizens relied on a model to estimate the price that each group of securities would transact for between market participants as of the valuation date. The model relied on information from various sources in making market participant assumptions, particularly with regard to the discount rate that would be applied to the securities’ expected cash flow and the term over which this discount rate would stabilize.
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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008.

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$2,248,772	$—	$2,242,727	$6,045
Other assets (1)	89,586	5,909	83,677	—

Total Assets	$2,338,358	$5,909	$2,326,404	$6,045

Other liabilities (2)	$44,837	$—	$44,837	$—

(1)	Includes Derivative Financial Instruments and Deferred Compensation Assets.

(2)	Includes Derivative Financial Instruments.
SFAS 157 requires a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3). The following table presents the reconciliation of Level 3 assets held by Citizens on December 31, 2008.

Investment
Securities
(in thousands)	Available for Sale

Assets
Balance at 12/31/07	$—
Purchases included in changes in net assets	6,045

Balance at 12/31/08	$6,045

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying amount. As such, Citizens classifies mortgage servicing rights as nonrecurring Level 3. Based on Citizens’ most recent evaluation, the estimated fair value exceeded Citizens’ carrying amount so mortgage servicing rights are still carried at cost, net of amortization, and therefore are not presented in the following table at this time.
Loans Held for Sale. Mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and portfolio loans transferred to loans held for sale for liquidation. Loans originated for sale are recorded at the lower of carrying amount or market value based on what secondary markets are currently offering for loans with similar characteristics and are classified as nonrecurring Level 2. Portfolio loans that are transferred to loans held for sale are recorded at fair value based on recent sales experience for similar loans, adjusted for management’s judgment due to illiquid market conditions, and are classified as nonrecurring Level 3.
Commercial loans held for sale are comprised of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, adjusted based on management’s judgment due to illiquid market conditions, and are classified as nonrecurring Level 3.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, adjusted for the appraiser’s judgment due to illiquid market conditions. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, Citizens records impaired loans as nonrecurring Level 3.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of December 31, 2008.

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Loans (1)	$119,109	$–	$–	$119,109
Commercial Loans Held For Sale (2)	48,525			48,525
Mortgage Loans Held For Sale (3)	9,588			9,588
Total Assets	$177,222	$–	$–	$177,222

(1)	Impaired Loans with an initial carrying value of $240.8 million were written down to their fair value of $119.1 million.

(2)	Impaired Loans with an initial carrying value of $78.8 million were written down to their fair value of $48.5 million.

(3)	Nonperforming Mortgage Loans with an initial carrying value of $18.7 million were written down to their fair value of $9.6 million.
Note 12. Fair Values of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS 157. Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given the fact that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
The fair value estimates are based on existing on- and off-balance sheet financial instruments and do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, a net deferred tax asset (and the related valuation reserve), premises and equipment, goodwill and deposit based intangibles. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can have a significant effect on estimated fair values and have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of the value of the Corporation.
The estimated fair values of Citizens’ financial instruments follow:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and money market investments	$386.6	$386.6	$241.3	$241.3
Securities	2,387.3	2,386.6	2,261.3	2,261.5
FHLB and Federal Reserve stock	148.8	148.8	148.8	148.8
Net loans	8,847.3	7,821.7	9,337.9	9,580.0
Loans held for sale	91.4	91.4	75.8	75.8
Accrued interest receivable	55.7	55.7	68.9	68.9
Financial liabilities:
Deposits	9,052.4	9,103.4	8,301.9	8,304.7
Short-term borrowings	75.4	75.4	542.2	542.2
Long-term debt	2,192.6	2,248.1	2,939.5	2,943.9
Accrued interest payable	20.3	20.3	28.3	28.3
Financial instruments with off-balance sheet risk(1) :
Credit-related financial instruments	(0.5)	(6.1)	(1.8)	(1.8)
Interest rate swap agreements	34.1	34.1	1.6	1.6
Interest rate lock commitments	—	—	0.2	0.2
Forward commitments to sell mortgage loans	—	—	(0.5)	(0.5)

(1)	Positive amounts represent assets, negative amounts represent liabilities.
Carrying amount approximates fair value for cash, money market investments, FHLB stock, Federal Reserve stock, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below:
Investment Securities Available for Sale and Held to Maturity: The carrying amounts reported in the balance sheet for investment securities classified as available-for-sale approximate those assets’ fair values. SFAS 115 requires securities carried in the available for sale category to be carried at fair value. The securities classified as held-to-maturity are carried at amortized cost. Refer to Notes 4 and 11 for additional information.
Net Loans: The fair value of loans and loan commitments is estimated based on discounted cash flows. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. At December 31, 2008, the market for loans secured by real estate in the Midwest was quite illiquid relative to historical standards, and drove the majority of the decline in the value of the loan portfolio when compared with the prior year.
Loans Held For Sale: Loans held for sale are recorded at the lower of carrying amount or fair value. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or the fair value of the underlying collateral. Refer to Note 11 for additional information.
Deposit Liabilities: The estimated fair value of demand deposits (e.g., noninterest and interest bearing demand, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of Citizens’ long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments.

Short-Term Borrowings: The carrying amounts of federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings approximate their fair values because they frequently reprice to a market rate.
Long-Term Debt: The fair value is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.
Loan Commitments and Letters Of Credit: At December 31, 2008, the carrying amount of letter of credit guarantees was based on deferred fees and the estimated fair value was based on a discounted cash flow method utilizing current market pricing. Loan commitments were included in the Net Loans line item at December 31, 2008. At December 31, 2007, the fair value of loan commitments and letter of credit guarantees is based on an estimate of the difference between fees currently charged to enter into similar agreements and fees paid to reduce or eliminate exposure to those agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Interest Rate Swap Agreements: Fair values are based on the estimated amount Citizens would receive or pay to terminate the swap agreements, taking into account the current interest rates and creditworthiness of the swap counterparties.
Interest Rate Lock Commitments and Forward Commitments to Sell Mortgages: Citizens did not have any interest rate lock commitments or forward commitments to sell mortgages at December 31, 2008. The estimated fair values at December 31, 2007 are based on quoted market prices.
Note 13. Employee Benefit Plans
Pension and Postretirement Benefits: Citizens maintains a cash balance defined benefit pension plan. Pension retirement benefits are based on the employees’ length of service and salary levels. Under the defined benefit plan, employees are eligible for early retirement at age 55 with at least 3 years of service. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to the level allowed by federal tax regulations. Actuarially determined pension costs are charged to current operations.
Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Upon freezing the defined benefit plan, Citizens recorded a net curtailment loss of $1.1 million. An additional elective contribution feature was added to the defined contribution 401(k) plan. Under the elective contribution feature, the Corporation made a contribution to each eligible employee’s account of two and a half percent of annual compensation for 2008. The contribution will be invested based on employee investment elections. The employee fully vests in the defined contribution account after three years of service.
Citizens also maintains nonqualified supplemental benefit plans for certain key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. Benefits under the nonqualified supplemental plans are based primarily on years of service, age and compensation before retirement. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens.
Citizens’ postretirement benefit plan provides postretirement health and dental care to full-time employees who retire at normal retirement age, were age 50 prior to January 1, 1993 and have at least 15 years of credited service under Citizens’ defined benefit pension plan. All other employees are not eligible to participate in the plan.
The estimated portion of balances included in accumulated other comprehensive income at December 31, 2008 and 2007 that have not been recognized prior to December 31 are presented below.

	Cumulative Balance of December 31,
(in thousands)	2008	2007
Defined Benefit Pension Plans
Prior service cost (credit)	$199	$67
Net actuarial loss (gain)	35,400	6,710

Unrecognized Balance	35,599	6,777

Supplemental Pension Plans
Prior service cost (credit)	$447	$918
Net actuarial loss (gain)	(12)	1,031

Unrecognized Balance	435	1,949

Postretirement Benefit Plans
Prior service cost (credit)	$(1,120)	$(1,261)
Net actuarial loss (gain)	(806)	(904)

Unrecognized Balance	(1,926)	(2,165)

Unrecognized Net Prior Service Cost	(474)	(277)
Unrecognized Net Actuarial loss	$34,582	$6,837

An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2008 and 2007.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$78,421	$84,860	$12,949	$14,683	$10,195	$11,226
Service cost	—	—	—	—	—	1
Interest cost	4,586	4,761	761	768	583	578
Participant contribution	—	—	—	—	307	397
Actuarial (gains) losses	(422)	(1,859)	(1,022)	(1,824)	60	(794)
Plan amendments	158	—	—	(163)	(114)	153
Benefits paid	(7,038)	(9,341)	(515)	(515)	(1,045)	(1,366)

Projected benefit obligation, end of year	$75,705	$78,421	$12,173	$12,949	$9,986	$10,195

Accumulated benefit obligation, end of year	$75,705	$78,421	$11,922	$11,648	$9,986	$10,195

Change in Plan Assets
Fair value of plan assets, beginning of year	$89,656	$92,027	$—	$—	$—	$—
Actual return on plan assets	(21,705)	6,970	—	—	—	—
Employer contribution	—	—	515	515	738	969
Participant contribution	—	—	—	—	307	397
Benefits paid	(7,037)	(9,341)	(515)	(515)	(1,045)	(1,366)

Fair value of plan assets, end of year	$60,914	$89,656	$—	$—	$—	$—

Reconciliation of Funded Status
(Under)/Over funded status of plan	$(14,791)	$11,236	$(12,173)	$(12,949)	$(9,986)	$(10,195)

Net amount recognized in the consolidated balance sheets	$(14,791)	$11,236	$(12,173)	$(12,949)	$(9,986)	$(10,195)

At December 31, 2008, the under funded status of the Cash Balance Pension Plan for Employees, the Supplemental Pension Plans, and the Retirement Health Plan of $37.0 million is recognized in the Corporation’s consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ended December 31, 2009.
The components of net periodic benefit cost charged to operations each year for all plans follow:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Defined Benefit Pension Plans
Service cost	$—	$—	$3,649
Interest cost	4,586	4,761	4,671
Expected return on plan assets	(7,601)	(7,709)	(7,509)
Settlement Charge related to lump sum payments	—	832	—
Curtailment loss	—	—	1,097
Amortization of unrecognized:
Prior service cost	26	11	191
Net actuarial loss	194	499	974

Net pension cost	(2,795)	(1,606)	3,073

Supplemental Pension Plans
Service cost	$—	$—	$842
Interest cost	761	768	641
Amortization of unrecognized:
Prior service cost	471	167	—
Net actuarial loss	20	130	139

Net pension cost	1,252	1,065	1,622

Postretirement Benefit Plans
Service cost	$—	$1	$4
Interest cost	583	578	516
Amortization of unrecognized:
Prior service cost	(256)	(256)	(270)
Net actuarial gain	(37)	(45)	(27)

Net postretirement benefit cost	290	278	223

Defined contribution retirement and 401(k) plans
Employer contributions	6,452	6,533	3,273

Total periodic benefit cost	$5,199	$6,270	$8,191

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
December 31,	2008	2007	2008	2007	2008	2007
Assumptions used to compute projected benefit obligation
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	—	—	3.00%	3.00%	—	—

Assumptions used to compute net benefit costs
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.75%	8.75%	—	—	—	—
Rate of compensation increase	—	—	3.00%	6.00%	—	—

At December 31, 2008, the projected benefit payments for the employee benefit plans follow:

	Projected Benefit Payments
	Defined Benefit	Supplemental	Postretirement
(in thousands)	Pension Plan	Pension Plan	Benefit Plan	Total Benefits
Year Ended December 31
2009	$5,483	$7,957	$934	$14,374
2010	5,219	501	948	6,668
2011	5,514	486	957	6,957
2012	5,432	472	962	6,866
2013	5,407	456	989	6,852
2014 to 2018	28,608	1,965	4,597	35,170
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the postretirement benefit plan are net of the projected Medicare Part D Subsidy.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. The strategy provides for a target mix of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The plans’ target asset allocation and the actual asset allocation at December 31, 2008 and 2007 are presented below.

	Target	Percentage of Plan Assets
December 31,	Allocation	2008	2007

Asset Category:
Equity securities	70%	66%	68%
Debt securities	28	31	28
Cash and Cash Equivalents	2	3	4

	100%	100%	100%

Under current ERISA funding rules there is no required contribution to the defined benefit pension plan during calendar year 2009. Citizens will review the funding of this plan during 2009 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $8.0 million to the nonqualified supplemental benefit plans during 2009. In addition, Citizens expects to pay $0.9 million in contributions to the postretirement healthcare benefit plan during 2009.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For the postretirement health care benefit plan, Citizens assumed a 9.0% annual health care cost trend rate for 2008, which grades down to the ultimate trend of 5.0% by 2032. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$42	$(38)
Effect on the postretirement benefit obligation	785	(703)

Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Under the plan, employee contributions are partially matched by Citizens. The employer matching contribution is 100 percent of the first 3% plus 50 percent of the next 2% of each eligible employee’s qualifying salary contributed to the plan. Under the elective contribution feature, Citizens may contribute up to an additional 2.5% of each eligible employee’s qualifying salary to the plan.
Note 14. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, non-vested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. In December 2008, the Board of Directors approved a change to the stock-based compensation plan to reduce the number of shares reserved for future issuance by 1,000,000 shares in order to provide sufficient authorized shares to establish a share reserve for the warrant issued to the U.S. Department of Treasury. At December 31, 2008, Citizens had 2,435,446 shares of common stock reserved for future issuance under the current plan.
Stock options awarded under the plan expire ten years from the date of grant. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited and expired options and forfeited shares of restricted stock become available for future grants. Although not included in the calculation of basic earnings per share, restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
Citizens has recognized compensation expense for stock options and restricted stock awards in salary expense in accordance with SFAS 123R “Share-Based” Payment (Revised 2007). Compensation expense is based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Income:

Analysis of Stock-Based Compensation Expense
	Year Ended December 31,
(in thousands)	2008	2007	2006

Stock Option Compensation	$24	$34	$52
Restricted Stock Compensation	4,496	3,321	3,714

Stock-based compensation expense before income taxes	4,520	3,355	3,766
Income tax benefit	(1,582)	(1,174)	(1,318)

Total stock-based compensation expense after income taxes	$2,938	$2,181	$2,448

Cash proceeds from the exercise of stock options were $0.1 million, $6.1 million and $3.0 million for the years of 2008, 2007 and 2006, respectively. New shares are issued when stock options are exercised. In accordance with SFAS 123R, Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
Stock option activity for 2008, 2007 and 2006 follows:

	Options		Weighted Average	(in thousands)
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2006	3,917,891	$27.91
Granted	500	25.98
Share obligations assumed through merger	1,074,488	14.07
Exercised	(141,741)	21.41
Forfeitures or Expirations	(75,438)	30.32
Outstanding at December 31, 2006	4,775,700	$24.95

Exercised	(452,863)	13.57
Forfeitures or Expirations	(292,795)	27.75
Outstanding at December 31, 2007	4,030,042	$26.03

Exercised	(12,134)	11.77
Forfeitures or Expirations	(567,251)	25.24
Outstanding at December 31, 2008	3,450,657	$26.21	3.6 yrs	$—

Exercisable	3,448,734	$26.21	3.6 yrs	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of December 31, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on December 31, 2008 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair market value of Citizens’ stock. The total intrinsic value of options exercised during 2008, 2007 and 2006 was less than $0.1 million, $3.3 million and $0.7 million, respectively. The fair value of options vested during 2008, 2007 and 2006 was $0.2 million, $0.1 million, and less than $0.1 million, respectively.
The following table sets forth the actual tax benefit realized for the tax deductions from vested stock options converted in the Republic acquisition and exercised.

	Year Ended December 31,
(in thousands)	2008	2007	2006

Tax benefit realized from reduction of income tax payable:
Reduction of goodwill for tax benefit of vested stock options converted in Republic acquisition and exercised	$1	$904	$—
Included in common stock as net stock options exercised	(76)	(106)	182

Tax benefit from vested stock options converted in Republic acquisition and exercised	$(75)	$798	$182

As of December 31, 2008, $5.6 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.7 years.
The following table summarizes restricted stock activity for 2008, 2007 and 2006.

		Weighted-Average
		Per Share Grant
	Number of Shares	Date Fair Value
Outstanding restricted stock at January 1, 2006	129,180	$28.93
Granted	205,042	24.25
Share obligations assumed through merger	101,441	26.86
Vested	(134,814)	28.75
Forfeited	(7,762)	25.03

Restricted stock at December 31, 2006	293,087	$25.13

Granted	324,441	19.38
Vested	(88,542)	24.92
Forfeited	(42,144)	25.27

Restricted stock at December 31, 2007	486,842	$21.32

Granted	338,995	8.56
Vested	(171,197)	22.02
Forfeited	(45,608)	15.80

Restricted stock at December 31, 2008	609,032	$14.43

The total fair value of restricted stock vested during 2008, 2007, and 2006 was $0.9 million, $1.8 million and $3.6 million, respectively.
As a result of the Republic merger, the change in control provisions of the employee and director restricted stock agreements signed prior to June 28, 2006 were accelerated and the restrictions on the related shares lapsed. This acceleration resulted in the recognition of additional stock compensation expense of $1.4 million in 2006.
Note 15. Income Taxes
Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Current tax expense (benefit):
Federal	$(19,351)	$10,913	$20,335
State	(684)	151	236

Total current tax expense	(20,035)	11,064	20,571
Deferred tax expense (benefit)	(45,563)	20,241	(1,252)
Establishment of valuation allowance	136,568	—	—

Total income tax expense	$70,970	$31,305	$19,319

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2008 and 2007 follow:

(in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$91,060	$58,315
Accrued postemployment benefits other than pensions	4,365	4,370
Deferred compensation	9,662	9,419
Accrued expenses	9,037	5,309
Net operating loss carryforwards	9,621	1,181
Tax credit carryforwards	12,483	2,015
Minimum pension liability	13,175	3,533
Purchase accounting adjustments	21,840	30,412
Unrealized losses on securities and derivatives	3,222	—
Other deferred tax assets	6,329	6,644

Deferred tax assets	180,794	121,198

Deferred tax liabilities:
Pension	8,723	7,733
Acquisition premium on loans	3,268	4,075
Tax over book depreciation	4,563	3,243
Basis difference in FHLB stock	3,618	3,621
Purchase accounting adjustments	2,452	4,806
Tax Deductible Goodwill	12,183	10,346
Unrealized gains on securities and derivatives	—	6,279
Mortgage Servicing Rights	1,033	1,109
Other deferred tax liabilities	1,426	1,164

Deferred tax liabilities	37,266	42,376

Net deferred tax assets	143,528	78,822
Valuation allowance	(155,711)	—

Total net deferred tax assets (liabilities)	$(12,183)	$78,822

SFAS 109, “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets.
In accordance with SFAS 109, Citizens reviewed its deferred tax asset and determined that due mainly to the significant pre-tax loss in 2008 it must establish a valuation allowance against the entire net deferred tax asset, excluding the deferred tax liability for tax deductible goodwill. As of December 31, 2008, Citizens recorded a $155.7 million valuation allowance. Despite the valuation allowance, these assets remain available to offset future taxable income. The deferred tax asset will be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. The ultimate realization of these deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which there are no valuation allowances relate to amounts that are expected to be realized through subsequent reversals of existing taxable temporary differences. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on Citizens’ consolidated results of operations or financial positions.
At December 31, 2008, Citizens had a gross federal net operating loss carryforward of $20.2 million that expires in 2028, a gross state net operating loss carryforward of $50.1 million that expires in the years 2014 through 2023, general business tax credits of $1.3 million that expire in the years 2026 through 2028, and $11.2 million of federal alternative minimum tax credits with an indefinite life.

A reconciliation of income tax expense from continuing operations to the amount computed by applying the federal statutory rate of 35% to income from continuing operations before income taxes follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Tax at federal statutory rate applied to income before income taxes	$(112,728)	$46,252	$28,929
Increase (decrease) in taxes resulting from:
Tax-exempt income	(10,764)	(10,694)	(8,180)
Officers Life Insurance	(1,508)	(2,934)	(1,288)
Goodwill Impairment	62,331	—	—
Establishment of Valuation Allowances	136,568	—	—
Other	(2,929)	(1,319)	(142)

Total income tax expense	$70,970	$31,305	$19,319

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)	2008	2007

Balance at January 1	$7,093	$6,786
Additions based on tax positions related to the current year	34	1,158
Additions for tax positions of prior years	—	1,244
Reductions for tax positions of prior years	(1,436)	(892)
Reductions due to the statute of limitations	—	(269)
Settlements	(3,839)	(934)

Balance at December 31	$1,852	$7,093

Due to the January 1, 2009 adoption of FAS 141R, if ultimately recognized, all of the December 31, 2008 balance above, net of federal tax effect of less than $0.1 million, would increase Citizens’ net income and thus impact the Corporation’s effective tax rate. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Accrued interest as of December 31, 2008 and 2007 totaled $0.4 million at each year-end. Citizens recognized less than $0.1 million in expense for interest in each of those years. No penalties have been accrued.
Citizens is under federal examination for the years 2004 and 2005, and anticipates a settlement within the next twelve months to result in payment of approximately $0.2 million in interest expense, as a result of changes in the timing of deductions between the two years, and an immaterial reduction to the balance of unrecognized tax benefits. In August 2008, the Corporation settled an outstanding issue with the State of Wisconsin and recorded a $3.8 million decrease in unrecognized tax benefits, a reduction to operating loss carryforward, and a $0.5 million net benefit to the income statement. In the first quarter of 2008, Citizens recognized a $1.3 million previously unrecognized tax benefit, and reversed $0.2 million in previously accrued interest, when the Internal Revenue Service announced it would not appeal a taxpayer-favorable U.S. Tax Court decision regarding the tax effect of holding municipal securities in an investment subsidiary.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of December 31, 2008:

Jurisdiction	Tax Years
Federal	2004 - 2008
Indiana	2003 - 2008
Wisconsin	2002 - 2008
Iowa	2003 - 2008
Note 16. Shareholders’ Equity and Earnings Per Share
On June 11, 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock that together increased shareholders’ equity by $189.0 million (net of issuance costs and the underwriting discount). The preferred stock was convertible into common stock upon shareholder approval of a charter amendment authorizing 50 million additional shares of common stock, at a conversion rate of $4.00 per share. On September 22, 2008, Citizens’ shareholders approved the charter amendment to increase authorized common shares by 50 million, which triggered the conversion of the preferred stock into 30.1 million shares of common stock. Accordingly, the conversion resulted in a non-cash beneficial conversion of $11.7 million, representing the intrinsic value between the conversion rate of $4.00 and the common stock closing price of $4.39 on June 5, 2008, the date the preferred shares were offered. The beneficial conversion was recorded as a deemed dividend to the preferred shareholders, with a corresponding offset to retained earnings, and did not affect total shareholders’ equity or the book value of the common stock.
On December 12, 2008, Citizens issued 300,000 shares of fixed rate cumulative perpetual preferred stock, series A to the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program (the “Purchase Program”). In addition, Citizens issued a ten-year warrant to the Treasury to purchase up to 17,578,125 shares of Citizens’ common stock, no par value at an exercise price of $2.56 per share. The aggregate proceeds from the transaction were $300.0 million. The preferred stock has no par value, carries a liquidation price of $1,000 per share, and pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Citizens cannot redeem the preferred securities during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital (a “qualified equity offering”). After three years, Citizens may redeem the preferred stock at the liquidation price plus accrued and unpaid dividends. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares qualify as Tier 1 capital. The warrant is immediately exercisable, qualifies as Tier 1 capital and expires in December 2018.
The proceeds of the Purchase Program were allocated between the preferred shares and the related warrant based on relative fair value, which resulted in an initial carrying value of $265.9 million for the preferred shares and $34.1 million for the warrant. The resulting discount to the preferred shares of $34.1 million will accrete on a level yield basis over five years ending December 2013 and is being recognized as additional preferred stock dividends. The fair value assigned to the preferred shares was estimated using a discounted cash flow model. The discount rate used in the model was based on the effective yield-to-maturity of Citizens’ publicly traded enhanced trust preferred security (NYSE: CTZ-PA), adjusted for an average market spread between trust preferred and ordinary preferred securities from other financial institutions. The fair value assigned to the warrant was based on an option pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.
Under the Purchase Program, the consent of the U.S. Treasury is required for any increase in common dividends declared and for any common share repurchase, other than common share repurchases in connection with any benefit plan in the ordinary course of business, until December 12, 2011, unless the preferred shares have been fully redeemed or the U.S. Treasury has transferred all the preferred shares to third parties prior to that date. In addition, all accrued and unpaid dividends on the preferred shares must be declared and the payment set aside for the benefit of the holders of the preferred shares before any dividend may be declared on the Citizens’ common stock and before any shares of the Citizens’ common stock may be repurchased, with certain exceptions such as share repurchases in connection with a benefit plan in the ordinary course of business.

Both the deemed dividend of $11.7 million and dividend of $0.2 million increased the net loss attributable to common shareholders and affected the calculation of basic and diluted net loss per common share for the twelve months ended December 31, 2008.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006

Numerator:
Basic and dilutive earnings per share — net income (loss)	$(393,052)	$100,842	$63,336
Deemed dividend on preferred stock	(11,737)	—	—
Dividend on redeemable preferred stock	(227)	—	—

Numerator for basic and dilutive earnings per share — net income (loss) attributable to common shareholders	$(405,016)	$100,842	$63,336

Denominator:
Denominator for basic earnings per share — weighted average shares	94,156	75,339	42,913
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	239	152

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	94,156	75,578	43,065

Basic earnings per common share	$(4.30)	$1.34	$1.48

Diluted earnings per common share	$(4.30)	$1.33	$1.47

Net income per share is computed based on the weighted-average number of shares outstanding, including the dilutive effect of stock-based compensation. SFAS 128, “Earnings Per Share,” prohibits the computation of diluted EPS from assuming conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. As a result, the outstanding shares of preferred stock, warrant and the incremental shares from the potential conversion of employee stock options and restricted stock awards were excluded from the dilutive earnings per share calculation for the twelve months ended December 31, 2008.
Stock Repurchase Program: Citizens purchased shares under a stock repurchase program initiated October 2003. This program authorizes Citizens to purchase up to 3,000,000 shares for treasury. There were no shares purchased under this plan in 2008. Shares purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2008, Citizens purchased 31,742 shares in connection with taxes due from employees as a result of the vesting of certain share awards.
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
A description of each business line, selected financial performance and the methodologies used to measure financial performance are presented below.

•	Specialty Commercial - Specialty Commercial includes the commercial real estate, public funds, and asset-based lending teams. These groups provide a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, middle-market companies, local governments and municipalities. Products and services offered include commercial mortgages, real estate construction lending, term loans, revolving credit arrangements, inventory and accounts receivable financing, and letters of credit. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Regional Banking - Regional Banking includes the consumer, residential mortgage, commercial and industrial, small business, private banking and treasury management teams. These groups provide a wide range of lending, depository, and other related financial services to both businesses and individual consumers. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, residential mortgage loans, checking, savings and money market accounts, debit and credit cards, ATM network services, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. The products and services offered to commercial and industrial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Wealth Management - Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•	Other - The Other line of business includes activities that are not directly attributable to one of the primary business lines. Included in this category are the Holding Company; indirect consumer lending; shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.
The accounting policies of the individual business units are the same as those of Citizens described in Note 1 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Specialty Commercial, Regional Banking and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. There are no significant intersegmental revenues. Selected segment information is included in the following table.

Line of Business Information
	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — 2008

Net interest income (taxable equivalent)	$76,064	$262,035	$42	$29,192	$367,333
Provision for loan losses	178,902	57,043	—	46,109	282,054

Net interest income after provision	(102,838)	204,992	42	(16,917)	85,279
Noninterest income	(6,662)	76,423	25,037	6,944	101,742
Noninterest expense (1)	201,713	219,467	24,238	45,284	490,702

Income before income taxes	(311,213)	61,948	841	(55,257)	(303,681)
Income tax expense (taxable equivalent)	(46,593)	21,681	294	113,989	89,371

Net income (loss)	$(264,620)	$40,267	$547	$(169,246)	$(393,052)

Average assets (in millions)	$2,124	$5,952	$13	$5,153	$13,242

Earnings Summary — 2007

Net interest income (taxable equivalent)	$78,643	$280,611	$(45)	$41,517	$400,726
Provision for loan losses	18,190	14,589	—	12,398	45,177

Net interest income after provision	60,453	266,022	(45)	29,119	355,549
Noninterest income	3,463	79,918	27,410	11,777	122,568
Noninterest expense	21,353	219,378	22,246	64,446	327,423

Income before income taxes	42,563	126,562	5,119	(23,550)	150,694
Income tax expense (taxable equivalent)	14,897	44,297	1,792	(11,134)	49,852

Net income	$27,666	$82,265	$3,327	$(12,416)	$100,842

Average assets (in millions)	$2,098	$6,119	$13	$5,090	$13,320

Earnings Summary — 2006

Net interest income (taxable equivalent)	$15,919	$222,002	$194	$38,722	$276,837
Provision for loan losses	302	5,527	—	5,436	11,265

Net interest income after provision	15,617	216,475	194	33,286	265,572
Noninterest income	1,338	64,136	25,882	(729)	90,627
Noninterest expense	11,233	175,453	22,152	50,989	259,827

Income before income taxes	5,722	105,158	3,924	(18,432)	96,372
Income tax expense (taxable equivalent)	2,003	36,806	1,374	(7,147)	33,036

Net income	$3,719	$68,352	$2,550	$(11,285)	$63,336

Average assets (in millions)	$127	$4,342	$11	$3,224	$7,704

(1)	Noninterest expense for Specialty Commercial includes the $178.1 million goodwill impairment charge.
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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,	December 31,
(in thousands)	2008	2007

Loan commitments and letters of credit:
Commitments to extend credit	$2,048,258	$2,510,255
Financial standby letters of credit	225,675	355,616
Performance standby letters of credit	21,692	27,244
Commercial letters of credit	—	1,151

	$2,295,625	$2,894,266

Commitments outstanding to extend credit include home equity credit lines which totaled $579.6 million and $690.1 million at December 31, 2008 and December 31, 2007, respectively.
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
Purchase Obligations: Citizens has entered into contracts for the supply of current and future services incurred in the ordinary course of business, such as data processing and certain property management functions. Citizens often purchases services from vendors under agreements that typically can be terminated on a periodic basis.
Change in Control Agreements: The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, up to three times (i) his or her base compensation plus (ii) the greater of the target bonus established for the year or the highest bonus paid to the executive in the last three years. Additionally, subject to certain conditions, the executive’s insurance benefits will continue three full years after the termination and all long-term incentive awards will immediately vest. The provisions of the EESA and ARRA, and Treasury regulations promulgated thereunder, limit Citizens’ ability to make payments under these agreements while the preferred stock issued to Treasury remains outstanding.
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
Citizens designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Any shortfall of the fair value change of the hedge compared to the fair value change of the hedged item is considered to be the “ineffective” portion of the hedge. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. For both fair value hedges and cash flow hedges, any amount of hedge ineffectiveness would be recorded in noninterest income.
Citizens may use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. Citizens uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets or liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The fair value of the derivatives represents the maximum exposure to loss that Citizens would incur if parties to the swaps failed completely to perform according to the terms of the contracts and collateral associated with the swaps proved to be of no value. The maximum uncollateralized exposure to any single counterparty is $10 million. Cash, treasury security, agency security and high quality corporate bonds of various maturities are pledged under a bilateral agreement as collateral beyond the maximum $10 million threshold and there are no significant concentrations of credit arising from derivative financial instruments.
Citizens also offers certain derivative products directly to qualified commercial borrowers. Citizens economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings.
As of December 31, 2008, no derivatives were designated as hedges of net investments in foreign operations. Additionally, Citizens does not use derivatives for trading or speculative purposes.
For the year ended December 31, 2008, the change in net unrealized gains/losses on derivatives designated as cash flow hedges reported in the comprehensive income section of shareholders’ equity was $19.6 million (net gain). The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $3.5 million of net unrealized gains from accumulated other comprehensive income to interest income during 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During 2009, Citizens estimates that an additional $11.4 million will be reclassified as an increase to interest income.
For the year ended December 31, 2008, no hedge ineffectiveness was recorded on Citizens’ cash flow hedges and no ineffectiveness was recognized on Citizens’ fair value hedges. Additionally, Citizens accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the variable-rate interest payment becoming probable not to occur during 2008. The accelerated gain of $0.1 million was included in other income.
As of December 31, 2008, the fair value of derivative assets and liabilities associated with Citizens’ program to provide derivatives to certain customers was $45.3 million and $44.0 million respectively, which includes an adjustment related to the consideration of nonperformance risk in accordance with SFAS 157 of ($1.1 million) and $2.4 million, respectively. Changes in fair value related to these non-hedge derivatives is recorded in other income. Fees earned in connection with the execution of derivatives related to this program are recognized in other noninterest fee income.
The following table summarizes the derivative financial instruments held or issued by Citizens.

Derivative Financial Instruments:

	December 31,		December 31,
	2008		2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Receive fixed swaps (1) (8)	$1,005,000	$32,810	$300,000	$1,574
Customer initiated swaps and corresponding offsets (2) (8)	1,120,348	1,287	713,290	—
Interest rate lock commitments	—	—	24,808	199
Forward mortgage loan contracts	—	—	68,030	(501)

Total	$2,125,348	$34,097	$1,106,128	$1,272

Derivative Classifications and Hedging Relationships:

	December 31,		December 31,
	2008		2007
	Notional	Fair	Notional	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Derivatives Designated as Cash Flow Hedges:
Prime Based Loan Hedges (3)	$525,000	$18,626	$100,000	$(47)
LIBOR Based Loan Hedges (4)	75,000	1,796	—	—

Derivatives Designated as Fair Value Hedges:
Hedging time deposits (5)	80,000	2,931	50,000	1,434
Hedging long-term debt (6)	225,000	7,631	150,000	187

Derivatives Not Designated as Hedges:
Receive fixed swaps (7)	100,000	1,826	—	—
Customer initiated swaps and corresponding offsets (2) (8)	1,120,348	1,287	713,290	—

Total	$2,125,348	$34,097	$1,013,290	$1,574

(1)	Fair value includes accrued interest of $1,871 and $1,191 as of December 31, 2008 and December 31, 2007, respectively

(2)	Fair value includes accrued interest of $0 as of both December 31, 2008 and December 31, 2007.

(3)	Fair value includes accrued interest of $875 and $0 as of December 31, 2008 and December 31, 2007, respectively

(4)	Fair value includes accrued interest of $73 and $0 as of December 31,2008 and December 31, 2007, respectively.

(5)	Fair value includes accrued interest of $576 and $1,196 as of December 31, 2008 and December 31, 2007, respectively.

(6)	Fair value includes accrued interest of $210 and ($4,829) as of December 31, 2008 and December 31, 2007, respectively.

(7)	Fair value includes accrued interest of $137 and $0 as of December 31, 2008 and December 31, 2007, respectively.

(8)	Right to reclaim cash collateral under master netting arrangement was $14,403 and $0 as of December 31, 2008 and December 31, 2007, respectively.
The following table displays the receive fixed swaps as of December 31, 2008 by year of maturity.

Maturities and Interest Rates Exchanged on Swaps:
	Mature During
(dollars in thousands)	2009	2010	2011	2012	2013	After 2013	Total

Receive fixed swaps:
Notional amount	$485,000	$110,000	$245,000	$165,000	$—	$—	$1,005,000
Receive fixed rate	4.85%	4.76%	5.31%	5.83%	0.00%	0.00%	5.11%
Pay variable rate	2.91%	1.56%	2.12%	3.42%	0.00%	0.00%	2.65%

Note 20. Regulatory Matters
Citizens’ banking subsidiaries are required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2008 and 2007, the average reserve balances were $48.2 million and $22.0 million, respectively. The Federal Reserve amended Regulation D during October, 2008 and directed the Federal Reserve Banks to pay depository institutions on required and excess reserve balances. Citizens elected to hold excess overnight funds in their Federal Reserve account, which increased the reserve balances, year over year.
The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.
The principal source of cash flows for the Holding Company is dividends from its banking subsidiaries. Citizens’ subsidiaries are state, federal or national chartered financial institutions. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Citizens’ subsidiary banks’ dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained. As of January 1, 2009, the banking subsidiaries are able to distribute dividends of $2.4 million to the Holding Company without prior regulatory approval. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
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
Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2008, the banking subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2008, that management believes would cause Citizens to fall below the well-capitalized level.

Risk Based Capital Requirements

						To Be Well-Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

Citizens Republic Bancorp
As of December 31, 2008:
Total Capital to risk weighted assets (1)	$1,432,080	14.5%	$790,628	≥	8.0%	$988,285	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	1,206,869	12.2	395,314	≥	4.0	592,971	≥	6.0
Tier 1 Leverage (2)	1,206,869	9.7	499,613	≥	4.0	624,517	≥	5.0
As of December 31, 2007:
Total Capital to risk weighted assets (1)	$1,195,576	11.7%	$820,625	≥	8.0%	$1,025,782	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	941,851	9.2	410,313	≥	4.0	615,469	≥	6.0
Tier 1 Leverage (2)	941,851	7.5	499,994	≥	4.0	624,993	≥	5.0
Citizens Bank
As of December 31, 2008:
Total Capital to risk weighted assets (1)	$1,177,172	12.1%	$777,397	≥	8.0%	$971,746	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	1,054,035	10.8	388,698	≥	4.0	583,048	≥	6.0
Tier 1 Leverage (2)	1,054,035	8.7	487,181	≥	4.0	608,976	≥	5.0
As of December 31, 2007:
Total Capital to risk weighted assets (1)	$1,124,600	11.2%	$801,935	≥	8.0%	$1,002,419	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	998,783	10.0	400,968	≥	4.0	601,451	≥	6.0
Tier 1 Leverage (2)	998,783	8.2	485,987	≥	4.0	607,484	≥	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital consists of total equity and trust preferred securities less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets including goodwill and adjustments related to the valuation of mortgage servicing assets.

(2)	Tier 1 Capital to quarterly average assets

Note 21. Citizens Republic Bancorp (Parent Only) Statements
Balance Sheets
Citizens Republic Bancorp (Parent Only)

	December 31,
(in thousands)	2008	2007

Assets
Cash	$7,754	$—
Money market investments	253,637	73,839
Investment securities	6,054	48
Investment in subsidiaries — principally banks	1,182,374	1,207,890
Goodwill — net	492,488	654,100
Other assets	11,671	30,927

Total assets	$1,953,978	$1,966,804

Liabilities and Shareholders’ Equity
Long-term debt	$292,837	$340,822
Other liabilities	59,820	48,102

Total liabilities	352,657	388,924
Shareholders’ equity	1,601,321	1,577,880

Total liabilities and shareholders’ equity	$1,953,978	$1,966,804

Statements of Income
Citizens Republic Bancorp (Parent Only)

	Year Ended December 31,
(in thousands)	2008	2007	2006

Income
Dividends from subsidiaries — principally banks	$28,500	$111,500	$70,900
Interest from bank subsidiary	5,368	3,118	4,429
Service fees from bank subsidiaries	14,526	14,334	13,277
Other	(3,257)	(53)	176

Total	45,137	128,899	88,782

Expenses
Interest	23,742	25,637	13,119
Salaries and employee benefits	18,481	20,922	17,621
Service fees paid to bank subsidiaries	955	2,767	2,768
Restructuring and merger related expenses	—	270	1,426
Goodwill impairment	161,611	—	—
Other noninterest expense	2,301	2,231	1,596

Total	207,090	51,827	36,530

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(161,951)	77,072	52,252
Income tax benefit (provision)	(11,785)	12,650	6,959
Equity in undistributed (dividends in excess of) earnings of subsidiaries	(219,316)	11,120	4,125

Net Income (loss)	$(393,052)	$100,842	$63,336

Statements of Cash Flows
Citizens Republic Bancorp (Parent Only)

	Year Ended December 31,
(in thousands)	2008	2007	2006

Operating Activities
Net income (loss)	$(393,052)	$100,842	$63,336
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	161,611	—	—
Deferred tax asset valuation allowance	20,853	—	—
Net (increase) decrease in current and deferred income taxes	(18,476)	21,306	(468)
Recognition of stock-based compensation expense	4,520	3,355	3,766
Restructure and merger related	(53)	(27,257)	—
Dividends in excess of (equity in undistributed) earnings of subsidiaries	219,316	(11,120)	(4,125)
Excess tax benefits related to stock-based compensation arrangements	—	—	(182)
Other	(1,147)	2,821	(11,812)

Net cash (used) provided by operating activities	(6,428)	89,947	50,515

Investing Activities
Net (increase) decrease in money market investments	(146,441)	6,588	9,040
Proceeds from sales and maturities of investment securities	—	—	107
Purchases of investment securities	(6,045)	—	—
Acquisition, net of cash received	—	—	(154,662)
Investments in and advances to subsidiaries	—	1,546	275

Net cash (used) provided (used) by investing activities	(152,486)	8,134	(145,240)

Financing Activities
Principal reductions in short-term borrowings	(50,000)	(51,790)	—
Proceeds from long-term borrowings	—	50,000	150,010
Capital contribution to subsidiary bank	(250,000)	—	—
Net proceeds from issuance of preferred stock-convertible	114,161	—	—
Net proceeds from issuance of preferred redeemable stock and warrant	300,000	—	—
Net proceeds from issuance of common stock	74,844	—	—
Cash dividends paid on common stock	(21,959)	(87,798)	(49,530)
Proceeds from stock options exercised and restricted stock activity	66	4,833	3,194
Excess tax benefits related to stock-based compensation arrangements	—	—	182
Shares acquired for retirement and purchased for taxes	(444)	(13,514)	(8,948)

Net cash provided (used) by financing activities	166,668	(98,269)	94,908

Net increase in cash	7,754	(188)	183
Cash at beginning of year	—	188	5

Cash at end of year	$7,754	$—	$188

Note 22. Subsequent Events
On January 22, 2009, William R. Hartman, Chairman, President and Chief Executive Officer of Citizens Republic Bancorp, Inc., announced his retirement as President and Chief Executive Officer of the Corporation and its subsidiaries, effective January 31, 2009. Mr. Hartman will remain as non-executive Chairman until Citizens’ 2009 annual meeting of shareholders to assist with transitional matters. The Board named Cathleen H. Nash, formerly Citizens’ Executive Vice President — Regional Banking, to serve as the new President and Chief Executive Officer on February 1 following Mr. Hartman’s departure on January 31. Ms. Nash joined Citizens in July 2006 as its Executive Vice President and Head of Consumer Banking and was named to her current post in August 2007. Prior to joining Citizens, she served as the Director of Branch Banking of SunTrust Corporation from September 2003 to June 2006 and as Director of Florida Retail Banking of SunTrust from May 2001 to September 2003. Ms. Nash has more than 20 years of experience in the banking industry. Ms. Nash has also been appointed to the Board of Directors, effective February 1, 2009, for a term expiring at the annual shareholders meeting in 2010 and will serve on the Executive Committee of the Board.
On February 2, 2009, Citizens announced that John D. Schwab, Executive Vice President and Chief Credit Officer, retired. Mark W. Widawski, the current managing director for Citizens’ Business Finance division, has been named as Mr. Schwab’s successor. Mr. Schwab’s retirement and Mr. Widawski’s appointment were both effective on the date of the announcement.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Citizens Republic Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 27, 2009

SELECTED QUARTERLY INFORMATION (unaudited)
Table 14 below sets forth selected quarterly financial information for each calendar quarter during 2008 and 2007.
Table 14. Selected Quarterly Information

(in thousands except,	2008				2007
per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$167,677	$171,723	$174,394	$187,117	$198,988	$201,854	$202,353	$204,716
Interest expense	81,990	84,405	86,779	98,805	106,799	106,981	105,576	106,375
Net interest income	85,687	87,318	87,615	88,312	92,188	94,873	96,777	98,341
Provision for loan losses	118,565	58,390	74,480	30,619	6,055	3,765	31,857	3,500
Total fees and other income	15,755	28,005	27,058	30,925	29,296	30,596	31,278	31,423
Investment securities gains (losses)	(1)	—	—	—	—	8	—	(33)
Noninterest expense (1)	78,611	74,301	261,228	76,562	78,880	77,343	87,490	83,710
Net income (loss) (2)	(195,369)	(7,176)	(201,634)	11,127	27,967	31,764	9,619	31,492
Net income (loss) attributable to common shareholders (3)	(195,596)	(18,913)	(201,634)	11,127	27,967	31,764	9,619	31,492

Per Share of Common Stock
Net income:
Basic	(1.56)	(0.20)	(2.53)	0.15	0.37	0.42	0.13	0.42
Diluted	(1.56)	(0.20)	(2.53)	0.15	0.37	0.42	0.13	0.41

(1)	Noninterest expense includes a goodwill impairment charge of $178.1 million in the second quarter of 2008, restructuring and merger related expenses of ($0.4) million in the fourth quarter of 2007, $1.0 million in the third quarter of 2007, $3.4 million in the second quarter of 2007 and $4.2 million in the first quarter of 2007 related to the Republic merger.

(2)	Net income (loss) includes a deferred tax valuation allowance of $136.6 million in the fourth quarter of 2008.

(3)	Net income (loss) attributable to common shareholders includes the following non-cash items: $0.2 million dividend on redeemable preferred stock in the fourth quarter of 2008 and $11.7 million deemed dividend to preferred shareholders in the third quarter of 2008.
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
As of December 31, 2008, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

Charles D. Christy Executive Vice President and Chief Financial Officer	Cathleen H. Nash President and Chief Executive Officer
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Republic Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 27, 2009

ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the captions “Proposal 1 — Election of Directors” (excluding the information under the heading “Compensation of Directors”); “Corporate Governance — Executive Officers, — Meetings of Directors and Committees of the Board of Directors, - Shareholder Nomination of Director Candidates, and — Code of Ethics;” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2009 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item appears under the caption “Proposal 1 — Election of Directors — Compensation of Directors,” and under the caption “Executive Compensation” of the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the caption “Security Ownership” of the Proxy Statement, and is incorporated herein by reference.
Equity Compensation Plan Information
Citizens has two stock-based compensation plans pursuant to which it grants incentive and nonqualified stock options, non vested stock awards, restricted stock units, and performance awards to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens’ shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens’ shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and the Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens’ shareholders and there continue to be options outstanding that were granted under these plans. In December 2008, the Board of Directors approved a change in the 2002 plan to reduce the number of shares reserved for future issuance by 1,000,000 shares in order to provide sufficient authorized shares to establish a share reserve for the warrant issued to the U.S Department of Treasury. The following table sets forth, with respect to all of the stock-based compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2008.

				Number of shares
				remaining available for
	Number of shares to			future issuance under
	be issued upon		Weighted-average	equity compensation
	exercise of		exercise price of	plans (excluding shares
Plan Category	outstanding options		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	3,051,576		$27.74	2,435,446
Equity compensation plans not approved by shareholders	57,200	(1)	$16.66	—

Total (2)	3,108,776		$27.54	2,435,446

(1)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 57,200 shares were outstanding as of December 31, 2008. The plan provides that no further grants may be made under the plan.

(2)	In connection with the Republic merger, Citizens assumed Republic’s active stock option plans and 1.1 million shares subject to option grants previously awarded by Republic under those plans of which options for 341,881 shares were outstanding as of December 31, 2008. Citizens has not made any awards and does not intend to grant any additional awards under the former Republic plans. The weighted-average exercise price of the outstanding options is $14.10 per share.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item appears under the caption “Executive Compensation — Compensation Committee Interlocks and Certain Transactions and Relationships” of the Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the captions “Proposal 3 — Appointment of Independent Certified Public Accountants” and “Corporate Governance — Meetings of Directors and Committees of the Board of Directors” of the Proxy Statement, and is incorporated herein by reference.

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
CITIZENS REPUBLIC BANCORP, INC.
(Registrant)

by	/s/ Cathleen H. Nash	Date: February 27, 2009
Cathleen H. Nash
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles D. Christy Charles D. Christy	Executive Vice President and Chief Financial Officer	February 27, 2009

/s/ Cathleen H. Nash	President and Chief Executive Officer	February 27, 2009

Cathleen H. Nash

/s/ Stephen V. Figliuolo Stephen V. Figliuolo	Interim Controller and Principal Accounting Officer	February 27, 2009

/s/ William R. Hartman	Chairman	February 27, 2009

William R. Hartman

/s/ Lizabeth A. Ardisana	Director	February 27, 2009

Lizabeth A. Ardisana

/s/ George J. Butvilas	Director	February 27, 2009

George J. Butvilas

/s/ Robert S. Cubbin	Director	February 27, 2009

Robert S. Cubbin

/s/ Richard J. Dolinski	Director	February 27, 2009

Richard J. Dolinski

/s/ Gary J. Hurand	Director	February 27, 2009
Gary J. Hurand

/s/ Dennis J. Ibold	Director	February 27, 2009

Dennis J. Ibold

SIGNATURES (continued)

/s/ Benjamin W. Laird	Director	February 27, 2009

Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	February 27, 2009

Stephen J. Lazaroff

/s/ Kendall B. Williams	Director	February 27, 2009

Kendall B. Williams

/s/ James L. Wolohan	Director	February 27, 2009

James L. Wolohan

/s/ Steven E. Zack	Director	February 27, 2009

Steven E. Zack

EXHIBIT INDEX
The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit
No.	Exhibit

2.2	Agreement and Plan of Merger, dated as of June 26, 2006, by and between Republic Bancorp, Inc. and Citizens Republic Bancorp, Inc. (Citizens’ Form 8-K filed June 30, 2006).

3.1	Amended and Restated Articles of Incorporation, as amended through December 10, 2008.

3.2	Amended and Restated Bylaws dated as of January 24, 2008. (Citizens’ Form 8-K filed January 30, 2008).

4.2	Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.3	Registration Rights Agreement, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (Citizens’ 2003 Second Quarter Report on Form 10-Q).

4.5	Form of Indenture between Republic Bancorp Inc. (“Republic”) and Wilmington Trust Company for Republic’s 8.60% Subordinated Debentures due 2031 (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.6	Form of Republic’s 8.60% Subordinated Debenture due 2031 (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.7	Certificate of Trust of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.8	Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.9	Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.10	Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.11	Form of Agreement as to Expenses and Liabilities between Republic and Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.12	Form of Trust Preferred Securities Guarantee Agreement between Republic and Wilmington Trust Company (Republic’s registration statement on Form S-3, registration no. 333-70062).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

4.13	Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association, as Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14	First Supplemental Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association as Trustee (Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15	Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Republic Bancorp, Inc., U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16	Guarantee Agreement, dated October 3, 2006, between Citizens Republic Bancorp, Inc. as Guarantor and U.S. Bank National Association as Guarantee Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.18	Certificate representing the Series A Preferred Stock (Citizens’ Current Report on Form 8-K filed June 11, 2008).

4.19	Warrant to Purchase up to 17,578,125 shares of common stock, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.1*	Citizens Republic Bancorp, Inc. Second Amended Stock Option Plan (Citizens’ registration statement on Form S-8, Registration No. 33-47686).

10.2*	Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*	Citizens Republic Bancorp, Inc. All-Employee Stock Option Plan (Citizens’ registration statement on Form S-8, registration no. 333-40100).

10.5*	Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (Citizens’ registration statement on Form S-8, registration no. 33-61197).

10.6*	First Amendment to Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2001 Annual Report on Form 10-K).

10.8*	Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to “F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan” and “F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors” (Citizens’ registration statement on Form S-8, registration statement no. 333-86569).

10.9*	Citizens Republic Bancorp, Inc. Amended and Restated Section 401(k) Plan (Citizens’ registration statement on Form S-8, registration no. 333-09455).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.11*	Citizens Republic Bancorp, Inc. Amended and Restated Director’s Deferred Compensation Plan (Citizens’ 2002 Annual Report on Form 10-K).

10.13	Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Republic Bancorp, Inc., as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14	Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.19*	Employment Agreement, dated as of June 26, 2006, by and between Citizens Republic Bancorp, Inc. and William R. Hartman (Citizens’ Current Report on Form 8-K filed June 30, 2006).

10.20*	Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.24*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.25*	Form of Restricted Stock Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.26*	Form of Stock Option Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.28*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.29*	Form of Restricted Stock Agreement (Director Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.30*	2006 Management Incentive Plan (Citizens’ 2006 Second Quarter Report on Form 10-Q) [1].

10.31*	Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006 (Citizens’ 2006 Third Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.37*	Form of Restricted Stock Agreement (Employee Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38*	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.39*	2007 Management Incentive Plan (Citizens’ 2007 Second Quarter Report on Form 10-Q)[1].

10.41*	Form of Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and each of William R. Hartman, Charles D. Christy, Roy A. Eon, Thomas W. Gallagher, Martin E. Grunst, Cathleen H. Nash, Clinton A. Sampson, and John D. Schwab, dated February 26, 2008 (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2007).

10.42*	Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and Randall J. Peterson, dated February 26, 2008 (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2007).

10.43*	Supplemental Retirement Benefits Plan For William R. Hartman, dated September 19, 2007 (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2007).

10.44*	Agreement between Citizens Republic Bancorp, Inc., and Clinton A. Sampson, dated November 4, 2008 (Citizens’ 2008 Third Quarter Report on Form 10-Q).

10.45*	2008 Management Incentive Plan (Citizens’ Current Report on Form 8-K filed September 17, 2008).[1]

10.46*	Letter Agreement between Citizens Republic Bancorp, Inc. and the U.S. Department of the Treasury, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.47*	Form of Waiver Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.48*	Form of Consent Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.49*	Amendment to Stock Compensation Plan as of December 10, 2008.

12.1	Statement of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.

[1]	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.