Form 10-Q
period 2009-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2009-05-08
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009

Common Stock, No Par Value	126,298,743 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheet
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008

	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$163,456	$171,695	$222,677
Money market investments:
Federal funds sold	—	—	20,000
Interest-bearing deposits with banks	481,489	214,925	2,488

Total money market investments	481,489	214,925	22,488
Investment Securities:
Securities available for sale, at fair value	2,271,998	2,248,772	2,085,867
Securities held to maturity, at amortized cost (fair value of $138,840, $137,846 and $134,233, respectively)	138,581	138,575	132,905

Total investment securities	2,410,579	2,387,347	2,218,772
FHLB and Federal Reserve stock	148,764	148,764	148,838
Portfolio loans:
Commercial and industrial	2,394,436	2,602,334	2,653,799
Commercial real estate	2,944,265	2,964,721	3,174,384

Total commercial	5,338,701	5,567,055	5,828,183
Residential mortgage	1,207,973	1,262,841	1,393,801
Direct consumer	1,405,659	1,452,166	1,531,905
Indirect consumer	802,116	820,536	818,901

Total portfolio loans	8,754,449	9,102,598	9,572,790
Less: Allowance for loan losses	(282,647)	(255,321)	(176,528)

Net portfolio loans	8,471,802	8,847,277	9,396,262
Loans held for sale	89,820	91,362	81,537
Premises and equipment	122,810	124,217	127,329
Goodwill	597,218	597,218	775,308
Other intangible assets	19,377	21,414	28,099
Bank owned life insurance	218,917	218,333	216,336
Other assets	258,058	263,464	301,645

Total assets	$12,982,290	$13,086,016	$13,539,291

Liabilities
Noninterest-bearing deposits	$1,174,392	$1,143,294	$1,113,773
Interest-bearing demand deposits	865,441	780,176	751,130
Savings deposits	2,683,425	2,504,320	2,592,214
Time deposits	4,396,266	4,624,616	4,029,860

Total deposits	9,119,524	9,052,406	8,486,977
Federal funds purchased and securities sold under agreements to repurchase	53,086	65,015	503,430
Other short-term borrowings	13,845	10,377	36,859
Other liabilities	163,887	164,274	136,193
Long-term debt	2,064,575	2,192,623	2,798,802

Total liabilities	11,414,917	11,484,695	11,962,261
Shareholders’ Equity
Preferred stock — no par value Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 3/31/09 and 12/31/08, redemption value of $300 million	267,566	266,088	—
Common stock — no par value Authorized - 150,000,000 shares; Issued and outstanding - 126,298,743 at 3/31/09, 125,996,938 at 12/31/08, and 75,747,627 at 3/31/08	1,214,173	1,214,469	976,445
Retained earnings	121,106	170,358	586,502
Accumulated other comprehensive (loss) income	(35,472)	(49,594)	14,083

Total shareholders’ equity	1,567,373	1,601,321	1,577,030

Total liabilities and shareholders’ equity	$12,982,290	$13,086,016	$13,539,291

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008

Interest Income
Interest and fees on loans	$119,191	$157,001
Interest and dividends on investment securities:
Taxable	21,912	21,023
Tax-exempt	6,957	7,370
Dividends on FHLB and Federal Reserve stock	1,366	1,693
Money market investments	263	30

Total interest income	149,689	187,117

Interest Expense
Deposits	47,140	61,578
Short-term borrowings	67	4,971
Long-term debt	25,536	32,256

Total interest expense	72,743	98,805

Net Interest Income	76,946	88,312
Provision for loan losses	64,017	30,619

Net interest income after provision for loan losses	12,929	57,693

Noninterest Income
Service charges on deposit accounts	10,268	11,466
Trust fees	3,419	4,784
Mortgage and other loan income	3,079	3,344
Brokerage and investment fees	1,327	1,916
ATM network user fees	1,454	1,413
Bankcard fees	1,894	1,744
Gains (losses) on loans held for sale	(6,152)	1
Other income	3,944	6,257

Total noninterest income	19,233	30,925

Noninterest Expense
Salaries and employee benefits	33,917	42,225
Occupancy	7,923	7,675
Professional services	3,136	3,763
Equipment	2,850	3,230
Data processing services	4,274	4,304
Advertising and public relations	1,425	1,838
Postage and delivery	1,575	1,727
Other loan expenses	5,937	1,811
Other real estate (ORE) expenses	8,360	1,242
Intangible asset amortization	2,037	2,447
Other expense	9,344	6,300

Total noninterest expense	80,778	76,562

Income (Loss) Before Income Taxes	(48,616)	12,056
Income tax provision (benefit)	(3,467)	929

Net Income (Loss)	(45,149)	11,127
Dividend on redeemable preferred stock	(4,103)	—

Net Income (Loss) Attributable to Common Shareholders	$(49,252)	$11,127

Net Income (Loss) Per Common Share:
Basic	$(0.39)	$0.15
Diluted	(0.39)	0.15
Cash Dividends Declared Per Common Share	—	0.29

Average Common Shares Outstanding:
Basic	125,400	75,248
Diluted	125,400	75,273
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive income, net of tax:
Net loss				(45,149)		(45,149)
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale					18,838
Net change in unrealized gain on qualifying cash flow hedges					(1,212)
Net change in unrecognized pension and postretirement costs					(3,504)

Other comprehensive income total						14,122

Total comprehensive loss						(31,027)
Accretion of preferred stock discount	1,478			(1,478)		—
Dividends on preferred stock				(2,625)		(2,625)
Proceeds from stock options exercised and restricted stock activity		312				—
Recognition of stock-based compensation			(275)			(275)
Shares purchased for taxes		(10)	(21)			(21)

Balance — March 31, 2009	$267,566	126,299	$1,214,173	$121,106	$(35,472)	$1,567,373

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive income, net of tax:
Net income				11,127		11,127
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of reclassification adjustment for net gains included in net income					8,570
Net change in unrealized loss on qualifying cash flow hedges					412

Other comprehensive income total						8,982

Total comprehensive income						20,109
Proceeds from stock options exercised and restricted stock activity		31				—
Recognition of stock-based compensation			1,068			1,068
Cash dividends declared on common shares - $0.29 per share				(21,958)		(21,958)
Shares purchased for taxes		(5)	(69)			(69)

Balance — March 31, 2008	$—	75,748	$976,445	$586,502	$14,083	$1,577,030

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Operating Activities:
Net (loss) income	$(45,149)	$11,127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64,017	30,619
Depreciation and software amortization	2,953	3,005
Amortization of intangibles	2,037	2,447
Net (increase) decrease in current and deferred income taxes	(3,359)	934
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(2,690)	(5,556)
Fair value adjustment on loans held for sale and other real estate	13,153	—
Discount accretion and amortization of issuance costs on long term debt	302	304
Net accretion on investment securities	(537)	(2,306)
Loans originated for sale	(102,055)	(107,965)
Proceeds from loans held for sale	95,995	104,814
Net gains from loan sales	(2,170)	(2,234)
Net loss on other real estate	79	937
Recognition of stock-based compensation expense	(275)	1,068
Other	(7,180)	(13,489)

Net cash provided by operating activities	15,121	23,705
Investing Activities:
Net increase in money market investments	(266,564)	(22,316)
Securities available-for-sale:
Proceeds from maturities and payments	174,699	144,339
Purchases	(168,412)	(81,729)
Securities held-to-maturity:
Proceeds from maturities and payments	—	475
Purchases	—	(5,076)
Net decrease (increase) in loans and leases	305,149	(102,590)
Proceeds from sales of other real estate	5,688	4,545
Net increase in properties and equipment	(1,546)	(586)

Net cash provided (used) by investing activities	49,014	(62,938)
Financing Activities:
Net increase in demand and savings deposits	295,468	326,449
Net decrease in time deposits	(228,590)	(141,110)
Net decrease in short-term borrowings	(8,434)	(1,795)
Proceeds from issuance of long-term debt	—	250,000
Principal reductions in long-term debt	(128,172)	(390,711)
Cash dividends paid on common stock	—	(21,958)
Cash dividends paid on preferred stock	(2,625)	—
Shares acquired for retirement and purchased for taxes	(21)	(69)

Net cash (used) provided by financing activities	(72,374)	20,806

Net decrease in cash and due from banks	(8,239)	(18,427)
Cash and due from banks at beginning of period	171,695	241,104

Cash and due from banks at end of period	$163,456	$222,677

Supplemental Cash Flow Information:
Interest paid	$73,977	$103,243
Income tax (refund) paid, net	(108)	5
Loans transferred to other real estate	8,786	17,860
Loans held for sale transferred to other real estate	4,546	—
Accretion on redeemable preferred stock	1,478	—
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2008 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
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
Statements of Financial Accounting Standards
SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”. On January 1, 2009, Citizens adopted SFAS 161, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The adoption of SFAS 161 had no impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 15 to the consolidated financial statements for additional disclosures.
As required by SFAS 133, Citizens records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Citizens has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Citizens may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

FASB Staff Position (FSP) on SFAS No. 157-2. In 2008, Citizens adopted FSP 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP 157-2 had no impact on Citizens’ results of operations. Refer to Note 9 to the consolidated financial statements for additional disclosures.
FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. On January 1, 2009, Citizens adopted FSP EITF 03-6-1. The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the FSP did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 12 to the consolidated financial statements for additional disclosures.
Note 2. New Accounting Pronouncements
FASB Staff Position (“FSP”)
FSP-SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. On April 9, 2009 the FASB posted FSP SFAS 157-4, which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 also provides additional disclosure requirements and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. Citizens will adopt FSP SFAS 157-4 in the second quarter of 2009, and, when adopted, it is not expected to have a material impact on Citizens’ financial condition, results of operations or liquidity.
FSP-SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.
On April 9, 2009 the FASB posted FSP SFAS 115-2 and SFAS 124-2, which changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that Citizens’ management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and 124-2, declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens will adopt FSP SFAS 115-2 and SFAS 124-2 in the second quarter of 2009, and, when adopted, it is not expected to have a material impact on Citizens’ financial condition, results of operations or liquidity.
FSP-SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. On April 9, 2009 the FASB posted FSP SFAS 107-1 and APB 28-1, which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require Citizens to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, Citizens will need to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, Citizens will need to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in Citizens’ interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. On April 1, 2009 the FASB issued FSP SFAS 141(R)-1, which amends the guidance in SFAS 141 (Revised December 2007), “Business Combinations,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141(R)-1 removes the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carries forward without significant revision, the guidance in SFAS 141. FSP SFAS 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5 and those disclosures should be included in the business combination footnote. FSP SFAS 141 (R)-1 requires that contingent consideration arrangements be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is January 1, 2009 or later.
FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. On December 30, 2008 the FASB issued FSP SFAS 132 (R)-1, which amends SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP will be provided in Citizens’ financial statements beginning with periods ending on or after December 15, 2009.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities as of March 31, 2009 and December 31, 2008 follow:

	March 31, 2009				December 31, 2008
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$219,912	$226,027	$6,115	$—	$248,819	$257,445	$8,626	$—
Collateralized Mortgage Obligations	519,305	476,886	5,337	47,756	528,626	471,010	4,147	61,763
Mortgage-backed	1,002,249	1,030,363	28,134	20	960,841	973,961	13,929	809
State and municipal	519,055	527,493	11,169	2,731	531,625	538,761	10,990	3,854
Other	11,234	11,229	—	5	7,598	7,595	—	3

Total available for sale	$2,271,755	$2,271,998	$50,755	$50,512	$2,277,509	$2,248,772	$37,692	$66,429

Held to Maturity:
State and municipal
Total held to maturity	$138,581	$138,840	$2,024	$1,765	$138,575	$137,846	$1,708	$2,437

FHLB and Fed Reserve stock	$148,764	$148,764	$—	$—	$148,764	$148,764	$—	$—

As of March 31, 2009, 408 securities had unrealized losses compared with 486 securities as of December 31, 2008. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of March 31, 2009 and December 31, 2008 are displayed in the following tables.

As of March 31, 2009	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$50,857	$6,354	$177,186	$41,402	$228,043	$47,756
Mortgage-backed	1,521	6	639	14	2,160	20
State and municipal	93,324	2,463	6,024	268	99,348	2,731
Other	7	5	—	—	7	5

Total available for sale	145,709	8,828	183,849	41,684	329,558	50,512

Held to Maturity:
State and municipal	49,987	1,415	5,206	350	55,193	1,765

Total held to maturity	49,987	1,415	5,206	350	55,193	1,765

Total	$195,696	$10,243	$189,055	$42,034	$384,751	$52,277

As of December 31, 2008	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$231,892	$61,436	$3,085	$327	$234,977	$61,763
Mortgage-backed	74,081	796	421	13	74,502	809
State and municipal	112,353	3,688	3,220	166	115,573	3,854
Other	7	3	—	—	7	3

Total available for sale	418,333	65,923	6,726	506	425,059	66,429

Held to Maturity:
State and municipal	51,896	1,967	6,481	470	58,377	2,437

Total held to maturity	51,896	1,967	6,481	470	58,377	2,437

Total	$470,229	$67,890	$13,207	$976	$483,436	$68,866

Citizens performs a review of securities with unrealized losses at each reporting period. The review centers on an assessment of whether and when a security will recover in value, and whether or not the company has the positive intent and ability to hold that security until the anticipated recovery of value. In assessing the recovery of value, the primary factors evaluated are the degree to which fair value is below carrying cost, the length of time the fair value has remained continuously below carrying cost, and credit quality factors affecting the issuer or the underlying collateral. Credit quality factors can include the financial condition of the issuer or the insurer, which are often evidenced in credit ratings, regulatory, tax, or industry-related issues. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of March 31, 2009, management has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statements of Operations. Citizens has the intent and ability to hold the impaired securities to anticipated recovery, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At March 31, 2009, the CMOs were substantially comprised of whole loan CMOs, which had a market value of $225.0 million with gross unrealized losses of $47.6 million. Management continued to perform thorough credit reviews on the underlying mortgage collateral as well as the supporting credit enhancement and structure and determined that none of its whole loan CMO securities had an other-than-temporary-impairment as of March 31, 2009. The results of the credit review demonstrated continued strength and no material degradation in the holdings. All of the securities have investment grade ratings of and 93% were rated AAA by two rating agencies, further supporting management’s assessment.

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three months ended March 31, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Allowance for loan losses — beginning of period	$255,321	$163,353
Provision for loan losses	64,017	30,619
Charge-offs:

Commercial and industrial	8,108	1,045
Commercial real estate	18,977	9,132

Total commercial	27,085	10,177
Residential mortgage	804	1,769
Direct consumer	4,707	3,522
Indirect consumer	5,507	3,141

Charge-offs	38,103	18,609

Recoveries:
Commercial	128	142
Commercial real estate	404	50

Total commercial	532	192
Residential mortgage	3	—
Direct consumer	334	472
Indirect consumer	543	501

Recoveries	1,412	1,165

Net charge-offs	36,691	17,444

Allowance for loan losses — end of period	$282,647	$176,528

Nonperforming loans totaled $428.6 million at March 31, 2009 and $306.0 million at December 31, 2008. Some of Citizens’ nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at March 31, 2009 and December 31, 2008 follow:

Impaired Loan Information	Balances		Valuation Reserve
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2009	2008	2009	2008

Balances
Impaired loans with valuation reserve	$148,039	$101,671	$46,567	$39,885
Impaired loans with no valuation reserve	123,576	87,330	—	—

Total impaired loans	$271,615	$189,001	$46,567	$39,885

Impaired loans on nonaccrual basis	$271,615	$189,001	$46,567	$39,885
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$271,615	$189,001	$46,567	$39,885

The average balance of impaired loans for the three months ended March 31, 2009 was $230.3 million and $60.6 million for the three months ended March 31, 2008. The increase is due to the continued migration of commercial real estate loans to nonperforming status. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the first quarter of 2009 was $2.0 million compared with $0.2 million in the same period of 2008.
Note 5. Goodwill
Citizens performed an evaluation to determine if events or circumstances had occurred since the last evaluation which would indicate goodwill impairment at March 31, 2009. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated. The last time Citizens recorded a goodwill impairment was during the second quarter of 2008, when it determined that the fair value of the Specialty Commercial reporting unit was below its carrying value. At that time, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit.
A summary of goodwill allocated to the lines of business as of March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,
(in thousands)	2009	2008

Regional Banking	$595,417	$595,417
Wealth Management	1,801	1,801

Total Goodwill	$597,218	$597,218

Note 6. Long-Term Debt
The components of long-term debt as of March 31, 2009 and December 31, 2008 are presented below.

	March 31,	December 31,
(in thousands)	2009	2008

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$120,400	$120,136
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	147,183	146,927
Subsidiaries:
Federal Home Loan Bank advances	1,666,507	1,666,483
Other borrowed funds	104,711	233,303

Total long-term debt	$2,064,575	$2,192,623

Note 7. Income Taxes
The income tax provision (benefit) for the first quarter of 2009 was $(3.5) million, compared with $0.9 million for the first quarter of 2008. The decrease was primarily due to the effect of lower pre-tax income and current period adjustments to other comprehensive income (“OCI”). The effective tax rate for the first quarter of 2009 was 7.13%, which includes adjustments for tax-exempt income, adjustments to the deferred tax asset valuation allowance, and changes in other comprehensive income.
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the first quarter of 2009, this resulted in an increase to the income tax benefit.
Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2009 and 2008 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Balance at beginning of period	$(49,594)	$5,101
Net change in unrealized gain on securities, net of tax effect of $10,143 in 2009 and $4,615 in 2008	18,838	8,570
Net change in unrealized (loss) gain on cash flow hedges, net of tax effect of ($652) in 2009 and $222 in 2008	(1,212)	412
Net change in unrecognized pension and postretirement costs, net of tax effect of ($1,887) in 2009	(3,504)	—

Accumulated other comprehensive (loss) income, net of tax	$(35,472)	$14,083

The accumulated net unrealized gain on cash flow hedges was $18.3 million at March 31, 2009 and $19.5 million at December 31, 2008.

Note 9. Fair Values of Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into the quality of Citizens’ earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, impaired loans, goodwill, other intangible assets, other real estate (“ORE”), and repossessed assets are recorded at fair value on a nonrecurring basis using the lower of cost or market value to determine impairment of individual assets.
Under SFAS 157, Citizens groups assets and liabilities which are recorded at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.
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
Recurring Level 3 securities include auction rate securities issued by student-loan authorities. An auction rate security typically refers to a debt instrument with a long-term nominal maturity for which the interest rate is regularly reset through a Dutch auction. Since February 2008, most such auctions have failed, and the auction market has been frozen, with holders unable to dispose of their securities. Due to the nature of the auction rate securities and the current illiquid market, Citizens uses unobservable inputs (Level 3) in the valuation process. In conducting the fair value analysis Citizens relies on a model to estimate the price that each group of securities would transact for between market participants as of the valuation date. The model relies on information from various sources in making market participant assumptions, particularly with regard to the discount rate that would be applied to the securities’ expected cash flow and the term over which this discount rate would stabilize. As of March 31, 2009, the market for auction rate securities had not recovered and the fair value of these securities did not significantly change from December 31, 2008.

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
Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments which hedge the deferred compensation liabilities to various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets and are classified as recurring Level 1. Additionally, Citizens invests in a Guaranteed Income Fund as well as pooled separate accounts which fall into the recurring Level 2 category due to the underlying assets being valued based on similar assets in an active market.
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009.

	March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale	$2,271,998	$—	$2,265,947	$6,051
Other assets (1)	84,665	3,676	80,989	—

Total Assets	$2,356,663	$3,676	$2,346,936	$6,051

Other liabilities (2)	$40,775	$—	$40,775	$—

(1)	Includes Derivative Financial Instruments and Deferred Compensation Assets.

(2)	Includes Derivative Financial Instruments.
SFAS 157 requires a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table presents the reconciliation of Level 3 assets held by Citizens at March 31, 2009.

Investment
Securities
(in thousands)	Available for Sale

Assets
Balance at 12/31/08	$6,045
Discount Accretion	6

Balance at 3/31/09	$6,051

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

Loans Held for Sale. Mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and portfolio loans transferred to loans held for sale for liquidation. Loans originated for sale are recorded at the lower of carrying amount or market value based on what secondary markets are currently offering for loans with similar characteristics and are classified as nonrecurring Level 2. Portfolio loans that are transferred to loans held for sale are recorded at fair value based on recent sales experience for similar loans, adjusted for management’s judgment due to current market conditions, and are classified as nonrecurring Level 3.
Commercial loans held for sale are comprised of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, adjusted based on management’s judgment due to current market conditions, and are classified as nonrecurring Level 3.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, adjusted based on management’s judgment due to current market conditions. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, Citizens records impaired loans as nonrecurring Level 3.
Goodwill. Goodwill is evaluated by reporting unit, which is the equivalent of Citizens’ lines of business. The fair value of the reporting units is estimated using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. As such, Citizens records goodwill as nonrecurring Level 3. At March 31, 2009, a fair value adjustment to goodwill was not required and therefore is not included in the following table.
Core Deposit Intangible. The core deposit intangible is the asset that represents the present value of the cost savings obtained from the funding associated with the purchase of core deposits through an acquisition. The core deposit intangible was valued using a discounted cost savings approach and as such was classified as a nonrecurring Level 3. At March 31, 2009, a market value adjustment to core deposit intangible assets was not required and therefore is not included in the following table.
Other Real Estate. Other real estate is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. These properties are carried at the lower of cost or market value at the time of acquisition, based on current appraised value adjusted based on management’s judgment due to current market conditions. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
Repossessed Assets. Repossessed assets consist of consumer assets acquired to satisfy the consumer’s outstanding delinquent debt. These assets consist of automobiles, boats, recreational vehicles and other personal items. These assets are carried at the lower of cost or market value at the time of acquisition, based on internally developed procedures. Losses arising from the initial acquisition of such assets, as well as gains and losses on disposal of these assets are charged to the allowance for loan losses. Citizens records repossessed assets as nonrecurring Level 3.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of March 31, 2009.

	March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Loans (1)	$114,828	$—	$—	$114,828
Commercial Loans Held For Sale (2)	4,926	—	—	4,926
Other Real Estate (3)	7,859	—	—	7,859
Repossessed Assets (4)	2,884	—	—	2,884

Total Assets	$130,497	$—	$—	$130,497

(1)	Impaired Loans with an initial carrying value of $148.7 million were written down to their fair value of $114.8 million.

(2)	Impaired Loans with an initial carrying value of $9.6 million were written down to their fair value of $4.9 million.

(3)	ORE properties with an initial carrying value of $14.6 million were written down to their fair value of $7.9 million.

(4)	Repossessed Consumer Assets with an initial carrying value of $5.2 million were written down to their fair value of $2.9 million.
Note 10. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three months ended March 31, 2009 and 2008 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
| |
Defined Benefit Pension Plans
Interest cost	$1,105	$1,165
Expected return on plan assets	(1,570)	(1,900)
Amortization of unrecognized:
Prior service cost	8	10
Net actuarial loss	335	75

Net pension cost	$(122)	$(650)

Supplemental Pension Plans
Interest cost	$189	$190
Curtailment loss	941	—
Amortization of unrecognized:
Prior service cost	—	118
Net actuarial loss	3	5

Net pension cost	$1,133	$313

Postretirement Benefit Plans
Interest cost	$152	$129
Amortization of unrecognized:
Prior service cost	(67)	(64)
Net actuarial gain	(8)	(9)

Net pension cost	$77	$56

Defined contribution retirement and 401K Plans
Employer contributions	$1,349	$1,845

Total periodic benefit cost	$2,437	$1,564

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens has not made a cash contribution to the defined benefit pension plan during the first three months of 2009 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first three months of 2009, Citizens contributed $0.1 million to the supplemental pension plans and anticipates that an additional $7.7 million of contributions will be made during the remaining nine months of the year. Citizens contributed $0.2 million to the postretirement benefit plan during the first three months of 2009 and anticipates making an additional $0.7 million in contributions for the remaining portion of the year. Citizens contributed $3.8 million to the defined contribution retirement and 401(k) plan for employer matching funds and annual discretionary contributions during the first three months of 2009 and anticipates contributing an additional $3.0 million during the remaining portion of the year.
During the first quarter of 2009, Citizens recognized a curtailment charge of $0.9 million as a result of a reduction of the expected years of future service for the supplemental pension plan participants.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. In December 2008, the Board of Directors approved an amendment to the stock-based compensation plan to reduce the number of shares reserved for future issuance by 1,000,000 shares in order to provide sufficient authorized shares to establish a share reserve for the warrant issued to the U.S. Department of Treasury. At March 31, 2009, Citizens had 2,157,956 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008.

	Three Months Ended
Analysis of Stock-Based Compensation Expense	March 31,
(in thousands)	2009	2008

Stock Option Compensation	$4	$8
Restricted Stock Compensation	(279)	1,060

Stock-based compensation expense before income taxes	(275)	1,068
Income tax provision (benefit)	96	(374)

Total stock-based compensation expense after income taxes	$(179)	$694

During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock option exercises for the three months ended March 31, 2009. Cash proceeds from the exercise of stock options was less than $0.1 million for the three months ended March 31, 2008. New shares are issued when stock options are exercised. In accordance with SFAS 123R, “Stock-Based Compensation,” Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three months ended March 31, 2009. As of March 31, 2009, $3.7 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.7 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2009.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
| |
Outstanding restricted stock at December 31, 2008	609,032	$14.43
Granted	384,818	1.29
Vested	(37,352)	19.19
Forfeited	(72,354)	18.98

Restricted stock at March 31, 2009	884,144	8.14

The total fair value of shares vested during the three months ended March 31, 2009 was less than $0.1 million.
Note 12. Shareholders’ Equity and Earnings Per Share
Earnings per common share is computed using the two-class method under the guidelines of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities. Participating securities include nonvested stock awards (also known as restricted stock) because holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock and have voting rights. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding including the dilutive effect of stock-based compensation. SFAS 128 prohibits the computation of diluted earnings per common share from assuming conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per common share. As a result the incremental shares from the potential conversion of employee stock options and restricted stock awards were excluded from the diluted earnings per common share calculation for the first quarter of 2009.
During the three months ended March 31, 2009 dividends of $2.6 million and accretion of $1.5 million were recorded on the 300,000 shares of fixed rate cumulative perpetual preferred stock, increasing the net loss attributable to common shareholders and affecting the calculation of basic and diluted net loss per common share.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008

Basic and diluted earnings per share — net income (loss)	$(45,149)	$11,127
Dividend on redeemable preferred stock	(4,103)	—

Net income (loss) available to common shareholders	(49,252)	11,127
Net income (loss) allocated to participating securities	(311)	71

Net income (loss) allocated to common shareholders	$(48,941)	$11,056

Weighted average shares outstanding	126,198	75,731
Less: Participating securities included in weighted average shares outstanding	(798)	(483)

Weighted average shares outstanding for basic earnings per common share	125,400	75,248
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	25

Weighted average shares outstanding for dilutive earnings per common share	125,400	75,273

Basic earnings per common share	$(0.39)	$0.15

Diluted earnings per common share	$(0.39)	$0.15

Note 13. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. Selected line of business segment information for the three months ended March 31, 2009 and 2008 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the corporation. There are no significant intersegment revenues.
Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total
| | | | |
Earnings Summary — Three Months Ended March 31, 2009
Net interest income (taxable equivalent)	$15,152	$67,086	$119	$(1,074)	$81,283
Provision for loan losses	27,298	24,085	—	12,634	64,017

Net interest income after provision	(12,146)	43,001	119	(13,708)	17,266
Noninterest income	(5,812)	17,693	4,740	2,612	19,233
Noninterest expense	4,371	56,752	4,066	15,589	80,778

Income before income taxes	(22,329)	3,942	793	(26,685)	(44,279)
Income tax expense (taxable equivalent)	(7,815)	1,380	278	7,027	870

Net income	$(14,514)	$2,562	$515	$(33,712)	$(45,149)

Average assets (in millions)	$1,762	$5,014	$11	$6,293	$13,080

Earnings Summary — Three Months Ended March 31, 2008 (1)

Net interest income (taxable equivalent)	$15,111	$69,898	$(9)	$7,991	$92,991
Provision for loan losses	18,093	7,196	—	5,330	30,619

Net interest income after provision	(2,982)	62,702	(9)	2,661	62,372
Noninterest income	253	19,521	6,690	4,461	30,925
Noninterest expense	4,204	55,290	5,175	11,893	76,562

Income before income taxes	(6,933)	26,933	1,506	(4,771)	16,735
Income tax expense (taxable equivalent)	(2,427)	9,427	528	(1,920)	5,608

Net income	$(4,506)	$17,506	$978	$(2,851)	$11,127

Average assets (in millions)	$1,941	$6,113	$13	$5,375	$13,442

(1)	Certain amounts have been reclassified to conform to current year presentation.
Note 14. Commitments, Contingent Liabilities and Guarantees
The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 120 days prior to being funded and unused lines of credit are reviewed at least annually. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods, and generally expire within one year. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on Citizens’ assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and standby letters of credit follow:

	March 31,	December 31,
(in thousands)	2009	2008
| |
Loan commitments and letters of credit:
Commitments to extend credit	$1,829,610	$2,048,258
Financial standby letters of credit	251,927	225,675
Performance standby letters of credit	21,658	21,692

Total loan commitments and letters of credit	$2,103,195	$2,295,625

At March 31, 2009 and December 31, 2008, a liability of $4.2 million and $3.9 million, respectively, was recorded for possible losses on commitments to extend credit. In accordance with FIN 45, a liability of $0.7 million was recorded at both March 31, 2009 and December 31, 2008 representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 15. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
Citizens is exposed to certain risks arising from both its business operations and economic conditions. Citizens manages economic risks, including interest rate, liquidity, and credit risk, primarily through the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings.
Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008.

Location	Other Assets		Other Liabilities
	Fair Value		Fair Value
	Mar 31,	Dec 31,	Mar 31,	Dec 31,
(in thousands)	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS 133 Interest Rate Products	$30,119	$30,984	$—	$—

Derivatives not designated as hedging instruments under SFAS 133 Interest Rate Products	44,505	47,950	40,775	44,837

Total Derivatives	$74,624	$78,934	$40,775	$44,837

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2009, Citizens had 17 interest rate swaps with an aggregate notional amount of $600 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, Citizens recognized a loss of $0.1 million for hedge ineffectiveness attributable to a mismatch between the swap notional amount and the aggregate principal amount of the designated loan pools. No hedge ineffectiveness was recognized during the three months ended March 31, 2008.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. Accordingly, the change in fair value of these swaps during the three months ended March 31, 2009 of less than $0.1 million was recognized directly in earnings as a loss. The fair value of this swap at December 31, 2008 and its change in fair value during the three months ended March 31, 2009 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the three months ended March 31, 2009, Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.2 million to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $10.0 million will be reclassified as an increase to interest income.
The following table summarizes the impact of cash flow hedges on the Consolidated Financial Statements for the quarters ended March 31, 2009 and 2008.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location	Reclassified from		Location
(in thousands)			Reclassified into	Accumulated OCI into		Recognized in
Derivatives Relationship	Recognized in OCI		Income	Income		Income	Amount
	Mar 31,	Mar 31,		Mar 31,	Mar 31,		Mar 31,	Mar 31,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest Rate Products	$1,896	$807	Interest income	$3,433	$173	Other income	$(78)	$—

			Other income	327	—

Total	$1,896	$807		$3,760	$173		$(78)	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2009, Citizens had 10 interest rate swaps with an aggregate notional balance of $430.0 million.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2009, Citizens recognized a gain of $2.2 million in interest expense related to hedge ineffectiveness. No hedge ineffectiveness was recognized during the three months ended March 31, 2008. Citizens also recognized a net addition/(reduction) to interest expense of less than $0.1 million and ($0.6) million for the three months ended March 31, 2009 and 2008, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment of the basis in the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the quarters ended March 31, 2009 and 2008.

	Statement of Operations
	Derivative Contract Gain (Loss)			Hedged Item Gain (Loss)
(in thousands)		Mar 31,	Mar 31,		Mar 31,	Mar 31,
Derivatives Relationship	Location	2009	2008	Location	2009	2008
Fair value hedges:
Interest Rate Products	Interest expense	$313	$238	Interest expense	$1,920	$(238)
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes. At March 31, 2009, Citizens did not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain customers. Citizens executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of March 31, 2009, Citizens had 298 derivative transactions with an aggregate notional amount of $1.1 billion related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the quarters ended March 31, 2009 and 2008.

		Amount of Gain or
		(Loss) Recognized in
		Income Statement
	Location of Gain or
(in thousands)	(Loss) Recognized in	Mar 31,	Mar 31,
Derivative Relationship	Income Statement	2009	2008
Derivatives Not Designated as Hedges
Interest Rate Products	Other income	$2,444	$514
Credit-Risk-Related Contingent Features
Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/ adequate capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements.
Citizens has agreements with its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Citizens’ credit rating is reduced below investment grade then a termination event shall have deemed to occur and the counterparty shall have the right to terminate all affected transactions under the agreement. As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.7 million. As of March 31, 2009, Citizens had minimum collateral posting thresholds with certain of its derivative counterparties and has the right to reclaim collateral in the amount of $18.5 million. If Citizens had breached any of these provisions at March 31, 2009 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As permitted by FIN 39-1, Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement.

Note 16. Subsequent Event
On April 30, 2009 Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection and announced that most of its manufacturing operations will be temporarily idled until the bankruptcy process is complete. While Citizens had no direct exposure to Chrysler at March 31, 2009, Citizens had approximately $45 million in commercial loan exposure to Chrysler’s tier one and tier two suppliers and dealerships. When making this determination, Citizens included manufacturers, tier one and tier two suppliers, and dealerships with at least 25% of their revenue dependent on Chrysler. Additionally, Citizens considered its risk associated with the U.S. based automotive industry in its calculation of the allowance for loan losses at March 31, 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Summary of Operations (thousands)
Net interest income	$76,946	$85,687	$87,318	$87,615	$88,312
Provision for loan losses	64,017	118,565	58,390	74,480	30,619
Total fees and other income	19,233	15,755	28,005	27,058	30,925
Investment securities gains (losses)	—	(1)	—	—	—
Noninterest expense (1)	80,778	78,611	74,301	261,228	76,562
Income tax provision (benefit)	(3,467)	99,634	(10,192)	(19,401)	929
Net income (loss) (2)	(45,149)	(195,369)	(7,176)	(201,634)	11,127
Net income (loss) attributable to common shareholders (3)	(49,252)	(195,596)	(18,913)	(201,634)	11,127
Taxable equivalent adjustment	4,337	4,519	4,593	4,611	4,679
Cash dividends on common stock	—	—	—	—	21,958

Per Common Share Data
Basic net income	$(0.39)	$(1.56)	$(0.20)	$(2.53)	$0.15
Diluted net income	(0.39)	(1.56)	(0.20)	(2.53)	0.15
Cash dividends	—	—	—	—	0.290
Market value (end of period)	1.55	2.98	3.08	2.82	12.43
Common shareholders’ equity (end of period)	10.29	10.60	12.20	14.93	20.82

At Period End (millions)
Assets	$12,982	$13,086	$13,116	$13,170	$13,539
Portfolio loans	8,754	9,103	9,378	9,449	9,573
Deposits	9,120	9,052	9,006	8,661	8,487
Shareholders’ equity	1,567	1,601	1,537	1,546	1,577

Average for the Quarter (millions)
Assets	$13,080	$13,074	$13,157	$13,296	$13,442
Portfolio loans	8,908	9,267	9,456	9,514	9,499
Deposits	9,117	8,998	8,837	8,604	8,417
Shareholders’ equity	1,607	1,559	1,551	1,546	1,579

Ratios (annualized)
Return on average assets	(1.40)%	(5.94)%	(0.22)%	(6.10)%	0.33%
Return on average shareholders’ equity	(11.40)	(49.86)	(1.84)	(52.47)	2.83
Average equity to average assets	12.28	11.92	11.79	11.62	11.74
Net interest margin (FTE) (4)	2.73	3.03	3.09	3.11	3.12
Efficiency ratio (5)	80.36	74.19	61.96	219.00	61.79
Net loans charged off to average portfolio loans	1.67	3.48	0.94	2.93	0.74
Allowance for loan losses to portfolio loans	3.23	2.80	2.32	1.92	1.84
Allowance for loan loss as a percent of nonperforming loans	65.94	83.43	94.13	130.54	69.64
Allowance for loan loss as a percent of nonperforming assets	51.33	58.13	59.75	63.55	54.05
Nonperforming assets to portfolio loans plus ORAA (end of period)	6.25	4.79	3.87	3.01	3.39
Nonperforming assets to total assets (end of period)	4.24	3.36	2.78	2.17	2.41
Ratio of earnings to fixed charges (6)	—	—	0.46	—	1.32
Leverage ratio	9.32	9.66	8.76	8.71	7.40
Tier 1 capital ratio	12.16	12.21	10.88	10.80	9.04
Total capital ratio	14.21	14.49	13.13	13.03	11.26

(1)	Noninterest expense includes a goodwill impairment charge of $178.1 million in the second quarter of 2008.

(2)	Net income (loss) includes a deferred tax valuation allowance of $136.6 million in the fourth quarter of 2008.

(3)	Net income (loss) attributable to common shareholders includes a dividend on redeemable preferred stock in the amount of: $4.1 million, $0.2 million, and $11.7 million in the first quarter of 2009, the fourth quarter of 2008, and the third quarter of 2008, respectively.

(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(5)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: Noninterest expense/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

(6)	Earnings represent net income from continuing operations before income tax provision. Fixed charges, excluding interest on deposits, include interest on short-term borrowings and long term debt, amortization of debt expense and one-third of net rental expense (which we believe is representative of the interest factor). For the quarters ended March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008 earnings were insufficient to cover fixed charges by $48.6 million, $95.7 million, $17.4 million, and $221.0 million, respectively.

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three month period ended March 31, 2009. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2008 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2008 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
Forward – Looking Statements
Discussions and statements in this report that are not statements of historical fact, including without limitation statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,” and statements regarding Citizens’ future financial and operating results, plans, objectives, expectations and intentions, are forward-looking statements that involve risks and uncertainties, many of which are beyond Citizens’ control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially.
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.
•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.
•	Difficult economic conditions have adversely affected the banking industry and financial markets generally and may significantly affect Citizens’ business, financial condition, and results of operations.
•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.
•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.
•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens lends to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.
•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.
•	If the FDIC raises the assessment rate charged to its insured financial institutions, our FDIC insurance premium may increase and this could have a negative effect on our expenses and results of operations.
•	Citizens may not realize its deferred income tax assets.
•	Citizens’ stock price can be volatile.
•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.

•	If Citizens’ stock does not continue to be traded on an established exchange, an active trading market may not continue and the trading price of its stock may decline.
•	An investment in Citizens’ common stock is not an insured deposit.
•	Citizens may be adversely affected by the soundness of other financial institutions.
•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.
•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.
•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level may adversely affect Citizens, including its ability to offer new products and services, obtain financing, pay dividends from its subsidiaries to its parent company, attract deposits, or make loans at satisfactory spreads. Such changes may also result in the imposition of additional costs.
•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.
•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of Citizens’ parent company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the parent company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.
•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ potential inability to integrate acquired operations could have a negative effect on its expenses and results of operations.
•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.
•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2008 Annual Report on Form 10-K and this Form 10-Q, which are available at the SEC’s web site www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this release are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, fair value measurements, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2008 Annual Report on Form 10-K.
Derivative Financial Instruments
On January 1, 2009, Citizens adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 15 to the consolidated financial statements for additional disclosures. A number of valuation techniques are used to determine the fair value of derivatives and hedges in Citizens’ financial statements. These include quoted market prices for securities and interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties. Significant changes in the aggregate fair value of derivatives and hedges required to be measured at fair value or for impairment will be recognized in the income statement under the framework established by GAAP. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 15 to the unaudited Consolidated Financial Statements in this report for more information on fair value measurements.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes non-GAAP financial measures such as the efficiency ratio, tangible equity to tangible assets ratio, and tangible common equity to tangible assets ratio. Citizens believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Corporation, its business, and performance trends and facilitates performance comparisons with others in the banking industry. Specifically, Citizens believes the exclusion of goodwill and other intangible assets, net of applicable deferred tax amounts, to create “average tangible assets” and “average tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the Corporation’s performance based, in part, on these non-GAAP financial measures.

Non-GAAP Reconciliation
Citizens Republic Bancorp and Subsidiaries

(dollars in thousands)	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008

Net Interest Income (A)	$76,946	$85,687	$87,318	$87,615	$88,312
Taxable Equivalent Adjustment (B)	4,337	4,519	4,593	4,611	4,679
Noninterest Income (C)	19,233	15,754	28,005	27,058	30,925
Noninterest Expense (D)	80,778	78,611	74,301	261,228	76,562

Efficiency Ratio: D/(A+B+C)	80.36%	74.19%	61.96%	219.00%	61.79%

	Mar 31, 2009	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008

Ending Balances (millions)
Assets	$12,982	$13,086	$13,116	$13,170	$13,539
Goodwill	(597)	(597)	(597)	(597)	(775)
Core deposit intangible assets	(19)	(21)	(24)	(26)	(28)
Deferred taxes	7	7	8	9	10

Tangible assets	$12,373	$12,475	$12,503	$12,556	$12,746

Equity	$1,567	$1,601	$1,537	$1,546	$1,577
Goodwill	(597)	(597)	(597)	(597)	(775)
Core deposit intangible assets	(19)	(21)	(24)	(26)	(28)
Deferred taxes	7	7	8	9	10

Tangible equity	$958	$990	$924	$932	$784

Tangible equity	$958	$990	$924	$932	$784
Preferred Stock	(268)	(266)	—	(114)	—

Tangible common equity	$690	$724	$924	$818	$784

Equity to Assets	12.07%	12.24%	11.72%	11.74%	11.65%
Tangible Equity to Tangible Assets	7.74	7.93	7.39	7.42	6.15
Tangible Common Equity to Tangible Assets	5.58	5.80	7.39	6.51	6.15

Although Citizens believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered a substitute for GAAP basis financial measures.
Results of Operations
Summary
Citizens reported a net loss of $45.1 million for the three months ended March 31, 2009, compared with net income of $11.1 million for the first quarter of 2008. The decrease was primarily the result of lower net interest income, higher provision for loan losses, and lower noninterest income in 2009. After incorporating the $4.1 million dividend to the preferred shareholders, Citizens reported a net loss attributable to common shareholders of $49.3 million for the three months ended March 31, 2009. Diluted net income (loss) per share was $(0.39), compared with $0.15 for the first quarter of 2008. Annualized returns on average assets and average equity during the first quarter of 2009 were (1.40)% and (11.40)%, respectively, compared with 0.33% and 2.83% for the first quarter of 2008.
The decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. The provision for loan losses for the first quarter of 2009 was $64.0 million, compared with $30.6 million for the first quarter of 2008. Net charge-offs for the first quarter of 2009 totaled $36.7 million, compared with $17.4 million for the first quarter of 2008. The significant increases in the provision for loan losses and net charge-offs were primarily due to higher charge-offs on nonperforming commercial real estate loans due to declining real estate values and general economic deterioration in the Midwest. Additionally, the increase in the provision for loan losses reflects a higher level of nonperforming loans. As loans are migrated to nonperforming status, the underlying collateral is re-evaluated to determine the likelihood that some or all of these loans may eventually be charged-off.
Total assets at March 31, 2009 were $13.0 billion, essentially unchanged from December 31, 2008 and a decrease of $557.0 million or 4.1% from March 31, 2008. The decrease from March 31, 2008 was primarily the result of reductions in all loan portfolios, the effect of the fourth quarter of 2008 deferred tax valuation allowance and the second quarter of 2008 goodwill impairment, partially offset by higher investment securities balances. Total deposits at March 31, 2009 were $9.1 billion, up slightly over December 31, 2008 and an increase of $632.5 million or 7.5% over March 31, 2008. The increases were primarily the result of clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds as well as a strategic shift in funding mix from short-term borrowings to longer-term retail certificates of deposit due to deposit generation campaigns.
Citizens maintains a very strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 70% deposits, 16% long-term debt, 12% equity, and 2% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards, as evidenced by the following key capital ratios.

	Regulatory
	Minimum for				Excess Capital
	“Well-				over Minimum
	Capitalized”	3/31/09	12/31/08	9/30/08	(in millions)
Tier 1 capital ratio	6.00%	12.16%	12.21%	10.88%	$587.9
Total capital ratio	10.00	14.21	14.49	13.13	402.3
Tier 1 leverage ratio	5.00	9.32	9.66	8.76	537.8
Tangible equity to tangible assets[1]		7.74	7.93	7.39
Tangible common equity to tangible assets[1]		5.58	5.80	7.39

[1]	Tangible common equity, tangible equity, and tangible assets exclude goodwill and core deposit intangible assets, net of tax.

This amount totaled $0.6 million for March 31, 2009, December 31, 2008, and September 30, 2008.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2009 and 2008 is presented below.

Average Balances/Net Interest Income/Average Rates

	2009			2008
Three Months Ended March 31,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$426,824	$263	0.25%	$4,490	$30	2.66%
Investment securities (3):
Taxable	1,738,346	21,912	5.04	1,528,754	21,023	5.50
Tax-exempt	651,797	6,957	6.57	678,699	7,370	6.68
FHLB and Federal Reserve stock	148,763	1,366	3.71	148,840	1,693	4.57
Portfolio Loans (4):
Commercial and industrial	2,485,161	27,928	4.65	2,564,023	37,146	5.93
Commercial real estate	2,944,144	38,760	5.34	3,142,244	53,887	6.90
Residential mortgage	1,237,705	16,949	5.48	1,417,712	22,963	6.48
Direct consumer	1,431,983	21,542	6.10	1,553,348	27,906	7.23
Indirect consumer	809,025	13,511	6.77	821,882	13,869	6.79

Total portfolio loans	8,908,018	118,690	5.42	9,499,209	155,771	6.62
Loans held for sale	93,379	501	2.15	74,057	1,230	6.63

Total earning assets (3)	11,967,127	149,689	5.20	11,934,049	187,117	6.45

Nonearning Assets
Cash and due from banks	173,181			205,102
Bank premises and equipment	123,573			130,216
Investment security fair value adjustment	(6,471)			32,294
Other nonearning assets	1,083,358			1,306,441
Allowance for loan losses	(260,483)			(165,815)

Total assets	$13,080,285			$13,442,287

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$823,161	$930	0.46%	$776,756	$1,269	0.66%
Savings deposits	2,596,840	5,965	0.93	2,412,725	14,249	2.38
Time deposits	4,548,786	40,245	3.59	4,137,557	46,060	4.48
Short-term borrowings	71,374	67	0.38	632,655	4,971	3.16
Long-term debt	2,116,545	25,536	4.88	2,665,362	32,256	4.86

Total interest-bearing liabilities	10,156,706	72,743	2.90	10,625,055	98,805	3.74
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,148,419			1,090,255
Other liabilities	168,525			148,339
Shareholders’ equity	1,606,635			1,578,638

Total liabilities and shareholders’ equity	$13,080,285			$13,442,287

Net Interest Income		$76,946			$88,312

Interest Spread (5)			2.30%			2.71%
Contribution of noninterest bearing sources of funds			0.43			0.41

Net Interest Margin (5)(6)			2.73%			3.12%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.3 million and $4.7 million for the three months ended March 31, 2009 and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest spread, and net interest margin are presented in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentations is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
The decrease in net interest margin from the first quarter of 2008 was primarily the result of deposit price competition, the transfer of loans to nonperforming status, and an increase in funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate.
Net interest income was $76.9 million for the first quarter of 2009 compared with $88.3 million for the first quarter of 2008. The decrease was due to the lower net interest margin.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2009 compared with 2008	Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$233	$(52)	$285
Investment securities:
Taxable	889	(1,844)	2,733
Tax-exempt	(413)	(124)	(289)
FHLB and Federal Reserve stock	(327)	(326)	(1)
Loans:
Commercial and industrial	(9,218)	(8,106)	(1,112)
Commercial real estate	(15,127)	(11,898)	(3,229)
Residential mortgage loans	(6,014)	(3,302)	(2,712)
Direct consumer	(6,364)	(4,299)	(2,065)
Indirect consumer	(358)	(142)	(216)

Total portfolio loans	(37,081)	(27,747)	(9,334)
Loans held for sale	(729)	(989)	260

Total	(37,428)	(31,082)	(6,346)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	(339)	(411)	72
Savings	(8,284)	(9,298)	1,014
Time	(5,815)	(10,086)	4,271
Short-term borrowings	(4,904)	(2,443)	(2,461)
Long-term debt	(6,720)	(98)	(6,622)

Total	(26,062)	(22,336)	(3,726)

Net Interest Income	$(11,366)	$(8,746)	$(2,620)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income from the first quarter of 2008 reflects rate variances that were unfavorable in the aggregate and volume variances that were unfavorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2009 and deposit price competition, partially offset by expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to weak customer demand in all loan categories, growth in the commercial on-balance sheet sweep product and an increase in retail and brokered time deposits due to a strategic shift in the funding mix. This was partially offset by an increase in the investment securities and money market investment portfolios as a result of using the proceeds from the preferred stock issuance in the fourth quarter of 2008 and a decrease in short-term borrowings and long-term debt due to the aforementioned shift in funding.

Noninterest Income
Noninterest income for the first quarter of 2009 was $19.2 million, a decrease of $11.7 million from the first quarter of 2008.
Noninterest Income

	Three Months Ended
	March 31,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent

Service charges on deposit accounts	$10,268	$11,466	$(1,198)	(10.5)%
Trust fees	3,419	4,784	(1,365)	(28.5)
Mortgage and other loan income	3,079	3,344	(265)	(7.9)
Brokerage and investment fees	1,327	1,916	(589)	(30.7)
ATM network user fees	1,454	1,413	41	2.9
Bankcard fees	1,894	1,744	150	8.6
Gains (losses) on loans held for sale	(6,152)	1	(6,153)	N/M
Other income	3,944	6,257	(2,313)	(37.0)

Total noninterest income	$19,233	$30,925	$(11,692)	(37.8)

N/M — Not Meaningful
The decrease in noninterest income from the first quarter of 2008 was primarily due to a net loss on loans held for sale ($6.2 million), as well as lower other income ($2.3 million), trust fees ($1.4 million), and service charges on deposit accounts ($1.2 million). The net loss on loans held for sale was primarily the result of marking the loan value down to market based on lower updated appraisal values for the underlying collateral. The decrease in other income was primarily the result of a $2.1 million gain due to Citizens’ receipt of proceeds from the partial redemption of its Visa shares during the first quarter of 2008, a reduced crediting rate related to bank owned life insurance as a result of decreased returns on the underlying investments, and decreased fee income related to off-balance sheet sweep products, partially offset by a $2.7 million swap income recognition resulting from changes in the related credit spreads. The decrease in trust fees was primarily the result of recent negative market conditions. The decrease in service charges on deposit accounts was primarily the result of a decline in customer transaction volume.
Noninterest Expense
Noninterest expense for the first quarter of 2009 was $80.8 million, an increase of $4.2 million over the first quarter of 2008.
Noninterest Expense

	Three Months Ended
	March 31,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$33,917	$42,225	$(8,308)	(19.7)%
Occupancy	7,923	7,675	248	3.2
Professional services	3,136	3,763	(627)	(16.7)
Equipment	2,850	3,230	(380)	(11.8)
Data processing services	4,274	4,304	(30)	(0.7)
Advertising and public relations	1,425	1,838	(413)	(22.5)
Postage and delivery	1,575	1,727	(152)	(8.8)
Other loan expenses	5,937	1,811	4,126	227.8
Other real estate (ORE) expenses	8,360	1,242	7,118	573.1
Intangible asset amortization	2,037	2,447	(410)	(16.8)
Other expenses	9,344	6,300	3,044	48.3

Total noninterest expense	$80,778	$76,562	$4,216	5.5

N/M — Not Meaningful
The increase in noninterest expense over the first quarter of 2008 was primarily the result of higher other real estate (ORE) expenses ($7.1 million), other loan expenses ($4.1 million), and other expense ($3.0 million). The increase in ORE expenses was primarily the result of owning more repossessed properties and marking ORE assets down to market value based on lower updated appraisal values for the underlying collateral. The increase in other loan expense was primarily the result of higher mortgage processing fees due to the alliance with PHH Mortgage entered into in the first quarter of 2008 and higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The increase in other expense was primarily due to the industry-wide increase in FDIC insurance premiums, partially offset by a reduction in telephone expense due to implementing cost-saving initiatives.

Salary costs included severance expense of less than $0.1 million for the first quarter of 2009 and $1.6 million for the first quarter of 2008. Citizens had 2,175 full-time equivalent employees at March 31, 2009 compared with 2,409 at March 31, 2008.
     FDIC Assessments
In December 2008, the FDIC finalized a rule to increase the assessment rate for all insured institutions by 7 cents for every $100 of qualifying deposits in order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund. This increase was included in Citizens’ first quarter of 2009 noninterest expense. Beginning April 1, 2009, additional rule changes will require institutions to pay their premiums using a risk-weighted factor which is expected to increase future FDIC insurance premiums.
Additionally, on February 27, 2009, the FDIC voted to impose an emergency special assessment of 20 cents for every $100 of deposits at June 30, 2009, which would be payable on September 30, 2009. Potential additional emergency special assessments of up to 10 cents for every $100 of deposits may be charged at the end of any calendar quarter thereafter. These interim rules were subject to a 30-day comment period. As of the filing date of this Form 10-Q, the FDIC has not issued its final rules regarding the special assessments. If affirmed, Citizens will accrue for the entire special assessment payable on September 30, 2009 during the second quarter of 2009.
Citizens cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond Citizens’ control.
Income Taxes
The income tax provision (benefit) for the first quarter of 2009 was $(3.5) million, compared with $0.9 million for the first quarter of 2008. The decrease was primarily due to the effect of lower pre-tax income and current period adjustments to other comprehensive income.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into four major business segments: Specialty Commercial, Regional Banking, Wealth Management and Other. For additional information about each line of business, see Note 17 to the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K and Note 13 to the unaudited Consolidated Financial Statements in this report. A summary of net income by each business line is presented below.

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Specialty Commercial	$(14,514)	$(4,506)
Regional Banking	2,562	17,506
Wealth Management	515	978
Other	(33,712)	(2,851)

Net Income	$(45,149)	$11,127

Specialty Commercial
Net income declined in the three month period ended March 31, 2009 as compared with the same period of the prior year. The decrease was primarily the result of higher provision for loan losses related to increased levels of nonperforming commercial real estate loans. Noninterest income also decreased primarily due to a loss on loans held for sale as a result of marking the assets down to market value based on lower updated appraisal values for underlying collateral. Net interest income and noninterest expense were essentially unchanged for the three month period.

Regional Banking
Net income declined for the three month period ended March 31, 2009 as compared with the same period of the prior year. The decrease was a result of higher provision for loan losses, lower net interest income, lower noninterest income and higher noninterest expense. The increase in provision for loan losses was primarily the result of higher net charge-offs related to the home equity and commercial loan portfolios. The decrease in net interest income was primarily the result of a reduction in loan balances due to weak customer demand, deposit price competition in Citizens’ markets and an increase in loan balances transferring to nonperforming status. Noninterest income declined due to lower service charges on deposit accounts. Noninterest expense increased because of higher mortgage processing fees due to the alliance with PHH Mortgage entered into in the first quarter of 2008 and the industry-wide increase in FDIC insurance rates. The effect of those expense items was partially offset by a decrease in salaries and employee benefits as result of lower staffing levels.
Wealth Management
Net income declined for the period ended March 31, 2009 as compared with the same period of the prior year. The decrease was primarily the result of lower noninterest income partially offset by a decline in noninterest expense. The decrease in noninterest income was primarily the result of lower trust fees due to declines in market valuation for these assets since the first quarter of 2008, as well as a decrease in brokerage income from lower demand for investment products. The decrease in noninterest expense was primarily due to lower salary expense as result of lower staffing levels. Trust assets under administration were $1.8 billion at March 31, 2009, a decrease of $0.7 billion from March 31, 2008.
Other
Net income decrease in the three month period ended March 31, 2009 as compared with the same period of the prior year. The decline was the result of lower net interest income, a higher provision for loan losses, lower noninterest income and higher noninterest expense. The decrease in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decline in net interest income was partially offset by higher short-term investment balances. The increase in the provision for loan losses was primarily the result of higher net charge-offs on indirect consumer loans and the continued migration of loans to nonperforming status. This migration, and Citizens’ evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. The decrease in noninterest income was primarily the result of a gain relating to the partial redemption of Citizens’ Visa shares during the first quarter of 2008. The increase in noninterest expense was primarily due to an increase in ORE expenses partially offset by lower compensation expense.
Financial Condition
Total assets at March 31, 2009 were $13.0 billion, essentially unchanged from December 31, 2008 and a decrease of $557.0 million or 4.1% from March 31, 2008. The decrease from March 31, 2008 was primarily the result of reductions in all loan portfolios, the effect of the fourth quarter of 2008 deferred tax valuation allowance and the second quarter of 2008 goodwill impairment, partially offset by higher investment securities balances.
Investment Securities
Investment securities at March 31, 2009 totaled $2.4 billion, essentially unchanged from December 31, 2008 and an increase of $191.8 million or 8.6% over March 31, 2008. The increase over March 31, 2008 was primarily the result of investing the proceeds from the fourth quarter of 2008 participation in the TARP Capital Purchase Program into securities that can be pledged as collateral for funding of future loans, partially offset by using portfolio cash flow to reduce short-term borrowings. Citizens did not have any other-than-temporary impairment charges during the first quarter of 2009. See Note 3 to the Consolidated Financial Statements for additional information on investment securities.
Portfolio Loans
Total portfolio loans were $8.8 billion at March 31, 2009, a decrease of $348.1 million or 3.8% from December 31, 2008 and a decrease of $818.3 million or 8.5% from March 31, 2008.
The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the table below. Land hold loans are secured by undeveloped land which has been acquired for future development.

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
Commercial Loan Portfolio

	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
(in millions)	2009	2008	2008	2008	2008
Land Hold	$54.2	$45.0	$48.3	$49.8	$61.6
Land Development	121.2	132.7	125.0	128.2	159.2
Construction	257.7	263.5	364.2	344.1	370.7
Income Producing	1,558.2	1,556.2	1,533.2	1,569.9	1,567.3
Owner-Occupied	953.0	967.3	999.6	1,009.3	1,015.6

Total Commercial Real Estate	2,944.3	2,964.7	3,070.3	3,101.3	3,174.4
Commercial and Industrial	2,394.4	2,602.4	2,703.7	2,703.8	2,653.8

Total Commercial Loans	$5,338.7	$5,567.1	$5,774.0	$5,805.1	$5,828.2

Total commercial loans at March 31, 2009 were $5.3 billion, a decrease of $228.4 million or 4.1% over December 31, 2008 and a decrease of $489.5 million or 8.4% from March 31, 2008. The decrease from December 31, 2008 was primarily the result of a decline in customer demand, especially in the Michigan markets. The decrease from March 31, 2008 was primarily the result of the decline in customer demand, reducing loans with narrow margins, increased charge-off levels since March 31, 2008, and transferring $86.2 million of nonperforming commercial real estate loans to loans held for sale during the second quarter of 2008, partially offset by new relationships during 2008.
Residential mortgage loans at March 31, 2009 decreased $54.9 million or 4.3% from December 31, 2008 to $1.2 billion and decreased $185.8 million or 13.3% from March 31, 2008. The decline was primarily the result of the continued strategy of selling more than 90% of new mortgage originations into the secondary market. Additionally, the decrease from March 31, 2008 includes the effect of transferring $41.7 million of nonperforming residential mortgage loans to loans held for sale during the second quarter of 2008.
Direct consumer loans, which include direct installment, home equity, and other consumer loans, decreased $46.5 million or 3.2% from December 31, 2008 and decreased $126.2 million or 8.2% from March 31, 2008. Indirect consumer loans, which are primarily marine and recreational vehicle loans, at March 31, 2009 totaled $802.1 million, a decrease of $18.4 million or 2.2% from December 31, 2008 and a decrease of $16.8 million or 2.1% from March 31, 2008. The decreases for both portfolios were due to weak consumer demand.
Credit Quality
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. In the first quarter of 2009, Citizens further expanded the non-watch commercial credit review of automotive and real estate related credits to include other manufacturers and relationships with significant credit exposure. This process seeks to validate each such credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios.
The following tables represent five qualitative aspects of the loan portfolio that illustrate the overall level of risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

•	Commercial Watchlist — This table illustrates the commercial loans that, while still accruing interest, may be at risk due to general economic conditions or changes in a borrower’s financial status.
•	Nonperforming Assets — This table illustrates the loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.
     Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Table 1 — Delinquency Rates By Loan Portfolio

30 to 89 days Past Due	Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008		Mar 31, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$3.7	6.83%	$3.9	8.67%	$7.3	15.11%	$9.3	18.67%	6.6	10.71%
Land Development	11.1	9.16	5.2	3.92	10.3	8.24	1.1	0.86	16.3	10.24
Construction	16.7	6.48	27.3	10.36	26.1	7.17	11.9	3.46	10.5	2.83
Income Producing	64.2	4.12	76.7	4.93	50.1	3.27	48.5	3.09	29.3	1.87
Owner-Occupied	37.4	3.92	37.5	3.88	21.3	2.13	18.6	1.84	19.0	1.87

Total Commercial Real Estate	133.1	4.52	150.6	5.08	115.1	3.75	89.4	2.88	81.7	2.57
Commercial and Industrial	47.1	1.97	56.5	2.17	29.1	1.08	29.5	1.09	39.9	1.50

Total Commercial Loans	180.2	3.38	207.1	3.72	144.2	2.50	118.9	2.05	121.6	2.09

Residential Mortgage	25.9	2.14	39.5	3.13	37.7	2.95	38.5	2.94	33.5	2.40
Direct Consumer	20.4	1.45	25.5	1.76	19.5	1.32	18.4	1.22	21.7	1.42
Indirect Consumer	14.7	1.83	18.5	2.25	13.6	1.61	14.4	1.73	13.3	1.62

Total Delinquent Loans	$241.2	2.76%	$290.6	3.19%	$215.0	2.29%	$190.2	2.01%	190.1	1.99%

Total delinquencies at March 31, 2009 decreased $49.4 million or 17.0% from December 31, 2008 and increased $51.1 million or 26.9% over March 31, 2008. The decrease from December 31, 2008 was primarily the result of delinquent commercial loans returning to current status as well as delinquent loans in all portfolios migrating to nonperforming status more quickly than historically experienced. Total commercial loan delinquencies decreased 13.0% and total consumer loan delinquencies decreased 26.9%. The increase over March 31, 2008 was primarily as a result of the continued weak economy in the Midwest and particularly in Michigan, which continues to significantly impact Citizens’ commercial real estate portfolio and, to a lesser extent, the commercial and industrial portfolio. The consumer loan portfolio has remained relatively consistent. Total commercial loan delinquencies (including commercial real estate as well as commercial and industrial) increased 48.2% while total consumer loan delinquencies decreased 10.9%.
     Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.

Table 2 — Commercial Watchlist

Accruing loans only	Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008		Mar 31, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$15.7	28.97%	$18.5	41.11%	$20.7	42.86%	$24.2	48.59%	$27.7	44.97%
Land Development	62.4	51.49	49.3	37.15	51.8	41.44	47.5	37.05	55.9	35.11
Construction	86.6	33.60	74.8	28.39	104.8	28.78	86.3	25.08	66.7	17.99
Income Producing	421.9	27.08	401.0	25.77	290.3	18.93	239.3	15.24	221.3	14.12
Owner-Occupied	224.2	23.53	178.4	18.44	167.0	16.71	161.8	16.03	155.8	15.34

Total Commercial Real Estate	810.8	27.54	722.0	24.35	634.6	20.67	559.1	18.03	527.4	16.61
Commercial and Industrial	479.7	20.03	436.8	16.78	431.2	15.95	432.5	16.00	407.1	15.34

Total Watchlist Loans	$1,290.5	24.17%	$1,158.8	20.82%	$1,065.8	18.46%	$991.6	17.08%	$934.5	16.03%

Accruing watchlist loans at March 31, 2009 increased $131.7 million or 11.4% over December 31, 2008 and increased $356.0 million or 38.1% over March 31, 2008. The increases were primarily the result of continuing commercial real estate deterioration in Michigan and additional proactive downgrades in commercial and industrial loans as a result of closely monitoring borrowers’ repayment capacity in this environment.
     Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. The table below provides a summary of nonperforming assets.
Table 3 — Nonperforming Assets

	Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008		Mar 31, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$12.0	22.14%	$10.4	23.11%	$11.0	22.77%	$3.4	6.83%	$5.5	8.93%
Land Development	14.6	12.05	23.4	17.63	20.6	16.48	22.8	17.78	46.4	29.15
Construction	26.5	10.28	18.3	6.94	25.7	7.06	12.6	3.66	51.9	14.00
Income Producing	116.3	7.46	78.6	5.05	57.6	3.76	23.1	1.47	40.5	2.58
Owner-Occupied	66.5	6.98	31.8	3.29	17.7	1.77	13.1	1.30	23.5	2.31

Total Commercial Real Estate	235.9	8.01	162.5	5.48	132.6	4.32	75.0	2.42	167.8	5.29
Commercial and Industrial	83.7	3.50	64.6	2.48	38.2	1.41	31.6	1.17	20.3	0.76

Total Nonperforming Commercial Loans	319.6	5.99	227.1	4.08	170.8	2.96	106.6	1.84	188.1	3.23

Residential Mortgage	84.6	7.00	59.5	4.71	40.2	3.14	12.4	0.95	45.8	3.29
Direct Consumer	21.0	1.49	15.1	1.04	16.3	1.10	16.3	1.09	13.5	0.88
Indirect Consumer	2.0	0.25	2.6	0.32	2.1	0.25	1.4	0.17	1.7	0.21
Loans 90+ days still accruing and restructured	1.4	0.02	1.7	0.02	1.9	0.02	2.5	0.03	4.4	0.05

Total Nonperforming Portfolio Loans	428.6	4.90%	306.0	3.36%	231.3	2.47%	139.2	1.47%	253.5	2.65%
Nonperforming Held for Sale	64.6		75.2		86.6		92.6		22.8
Other Repossessed Assets Acquired	57.4		58.0		46.5		54.1		50.3

Total Nonperforming Assets	$550.6		$439.2		$364.4		$285.9		$326.6

Nonperforming assets increased $111.4 million or 25.4% over December 31, 2008 and increased $224.0 million or 68.6% over March 31, 2008. The increases were primarily the result of continued deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest. One commercial and industrial loan that became nonperforming during the first quarter of 2009 accounted for $17.3 million of the increases. Nonperforming assets at March 31, 2009 represented 6.25% of total loans plus other repossessed assets acquired compared with 4.79% at December 31, 2008 and 3.39% at March 31, 2008. Nonperforming commercial loan inflows were $173.0 million in the first quarter of 2009 compared with $155.5 million in the fourth quarter of 2008 and $99.0 million in the first quarter of 2008.
Nonperforming commercial loan outflows were $80.4 million in the first quarter of 2009 compared with $99.2 million in the fourth quarter of 2008 and $33.7 million in the first quarter of 2008. The first quarter of 2009 outflows included $32.8 million in loans that returned to accruing status, $16.2 million in loan payoffs and paydowns, $26.2 million in charged-off loans, and $5.2 million transferring to other repossessed assets acquired.

Some of the Citizens’ nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
     Net Charge-Offs, Provision for Loan Losses, and Allowance for Loan Losses
A summary of net charge-off experience in each of the five most recent fiscal quarters is provided below.
Table 4 — Net Charge-Offs

	Three Months Ended
	Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008		Mar 31, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**

Land Hold	$—	—%	$4.6	40.89%	$1.7	14.08%	$0.7	5.62%	$0.5	3.25%
Land Development	6.3	20.79	5.8	17.48	6.9	22.08	16.4	51.17	6.6	16.58
Construction	2.0	3.10	10.7	16.24	0.5	0.55	13.8	16.04	1.2	1.29
Income Producing	7.8	2.00	21.7	5.58	4.4	1.15	7.7	1.96	0.9	0.23
Owner-Occupied	2.4	1.01	3.1	1.28	1.3	0.52	3.4	1.35	(0.1)	(0.04)

Total Commercial Real Estate	18.5	2.51	45.9	6.19	14.8	1.93	42.0	5.42	9.1	1.15
Commercial and Industrial	8.0	1.34	21.9	3.37	0.4	0.06	0.6	0.09	0.9	0.14

Total Commercial Loans	26.5	1.99	67.8	4.87	15.2	1.05	42.6	2.94	10.0	0.69

Residential Mortgage	0.8	0.26	1.6	0.51	0.5	0.16	20.7	6.33	1.8	0.52
Direct Consumer	4.4	1.25	5.9	1.63	3.3	0.89	3.1	0.83	3.0	0.79
Indirect Consumer	5.0	2.49	5.7	2.78	3.4	1.61	2.9	1.39	2.6	1.27

Total Net Charge-offs	$36.7	1.67%	$81.0	3.48%	$22.4	0.94%	$69.3	2.93%	$17.4	0.74%

**	Represents an annualized rate.
The increase in net charge-offs for the first quarter of 2009 over the first quarter of 2008 was primarily the result of higher charge-offs on nonperforming commercial real estate loans due to declining real estate values and general economic deterioration in the Midwest.
After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $64.0 million in the first quarter of 2009, compared with $30.6 million in the first quarter of 2008. The increase was primarily the result of higher net charge-offs and the continued migration of loans to nonperforming status. This migration, and evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off.
A summary of loan loss experience during the three months ended March 31, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008

Allowance for loan losses — beginning of period	$255,321	$163,353
Provision for loan losses	64,017	30,619
Charge-offs	38,103	18,609
Recoveries	1,412	1,165

Net charge-offs	36,691	17,444

Allowance for loan losses — end of period	$282,647	$176,528

Portfolio loans outstanding at period end (1)	$8,754,449	$9,572,790
Average portfolio loans outstanding during period (1)	8,908,018	9,499,209
Allowance for loan losses as a percentage of portfolio loans	3.23%	1.84%
Ratio of net charge-offs during period to average portfolio loans (annualized)	1.67	0.74

(1)	Balances exclude mortgage loans held for sale.

The allowance for loan losses was $282.6 million or 3.23% of portfolio loans at March 31, 2009, compared with $255.3 million or 2.80% at December 31, 2008 and $176.5 million or 1.84% at March 31, 2008. The increases were primarily the result of continued deterioration in commercial real estate loans, signs of potential deterioration in commercial and industrial loans due to recessionary pressures, and an increase in the loss migration rates and extended duration of residential mortgage and consumer loans.
Citizens’ methodology for measuring the adequacy of the allowance includes several key elements, which include specific allocated allowances for identified problem loans, a risk allocated allowance that is comprised of several homogeneous loan pool valuation allowances based on historical data with additional qualitative risk determined by the judgment of management, and a general valuation allowance that reflects Citizens’ evaluation of a number of other risk factors. The specific allocated allowance is determined in accordance with SFAS 114 based on probable losses on specific nonperforming commercial loans after reviewing the loans for underlying cash flow and collateral value, as well as incorporating the effects of previous charge-offs. The specific allocated allowance totaled $46.6 million at March 31, 2009, compared with $39.9 million at December 31, 2008 and $17.4 million at March 31, 2008. This represents 17.1%, 20.9%, and 25.3% of the underlying nonperforming loans at each period end, respectively. The risk allocated and general valuation allowances are comprised of several loan pool valuation allowances determined in accordance with SFAS 5 based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics as well as other factors based on the best judgment of management. The risk allocated and general valuation allowances totaled $236.0 million at March 31, 2009, compared with $215.4 million at December 31, 2008 and $159.1 million at March 31, 2008. This represents 150.4%, 187.1%, and 86.2% of the underlying nonperforming loans at each period end, respectively. The loans used in the calculation of the risk allocated and general valuation allowances exclude the loans subject to the specific allocated allowance. Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at March 31, 2009. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2008 Annual Report on Form 10-K.
     Effects of Chrysler LLC Bankruptcy Filing
On April 30, 2009 Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection and announced that most of its manufacturing operations will be temporarily idled until the bankruptcy process is complete. While Citizens had no direct exposure to Chrysler at March 31, 2009, Citizens had approximately $45 million in commercial loan exposure to Chrysler’s tier one and tier two suppliers and dealerships. When making this determination, Citizens included manufacturers, tier one and tier two suppliers, and dealerships with at least 25% of their revenue dependent on Chrysler. Citizens believes that some of its markets may see an increase in unemployment rates because these entities make up a significant portion of the local labor force. If this occurs, Citizens may experience higher default rates on its residential mortgage and consumer loan portfolios and may experience a reduction in deposit balances. However, Citizens can not reasonably predict the magnitude of the potential impact on its’ operations at this time.
Citizens will continue to closely monitor the circumstances surrounding Chrysler LLC, the other U.S. based automotive manufacturers, their major suppliers and dealerships as well as their restructuring plans. Citizens has determined that the commercial loan exposure for this industry is less than ten percent of the total loan exposure for the Corporation and believes that the risk associated with this industry has been appropriately considered in the allowance for loan losses at March 31, 2009.
Loans Held for Sale
Loans held for sale at March 31, 2009 were essentially unchanged from December 31, 2008 at $89.8 million and increased $8.3 million or 10.2% over March 31, 2008. The increase over March 31, 2008 was primarily the result of transferring $92.8 million in nonperforming commercial real estate and residential mortgage loans to loans held for sale during the second quarter of 2008, partially offset by a decrease in residential mortgage origination volume awaiting sale in the secondary market as a result of faster funding through Citizens’ alliance with PHH Mortgage, which began at the end of the first quarter of 2008 and, to a lesser extent, a decline in commercial loans held for sale due to customer paydowns, adjustments to reflect current fair-market value, and transfers to ORE.

Goodwill
Goodwill at March 31, 2009 was $597.2 million, unchanged from December 31, 2008 and a decrease of $178.1 million or 23.0% from March 31, 2008. The decrease was due to a $178.1 million non-cash and non-tax-deductible goodwill impairment charge recorded in the second quarter of 2008. Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at March 31, 2009. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated. There can be no assurance, however, that future testing will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets.
Deposits
Total deposits at March 31, 2009 were $9.1 billion, up slightly from December 31, 2008 and an increase of $632.5 million or 7.5% over March 31, 2008. Core deposits, which exclude all time deposits, totaled $4.7 billion at March 31, 2009, an increase of $295.5 million or 6.7% over December 31, 2008 and an increase of $266.1 million or 6.0% over March 31, 2008. The increases were primarily the result of clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds. Time deposits totaled $4.4 billion at March 31, 2009, a decrease of $228.4 million or 4.9% from December 31, 2008 and an increase of $366.4 million or 9.1% over March 31, 2008. The decrease in time deposits from December 31, 2008 was primarily the result of a $122.6 million reduction in brokered deposits and a strategic shift in funding mix from customer time deposits to core deposits. The increase over March 31, 2008 was primarily the result of a shift in funding mix from short-term borrowings to longer-term retail certificates of deposit due to deposit generation campaigns, partially offset by the aforementioned decrease during the first quarter of 2009.
Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Citizens had approximately $1.2 billion in time deposits of $100,000 or more at March 31, 2009, compared with $1.4 billion at December 31, 2008 and $1.5 billion at March 31, 2008. At March 31, 2009, Citizens had $933.8 million in brokered deposits, compared with $1.1 billion at December 31, 2008 and $574.7 million at March 31, 2008. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury tax and loans. Short-term borrowed funds at March 31, 2009 totaled $66.9 million, a decrease of $8.5 million from December 31, 2008 and a decrease of $473.4 million from March 31, 2008. The decrease from December 31, 2008 was primarily the result of lower short-term repurchase agreement balances, partially offset by an increase in treasury, tax, and loan borrowings. The decrease from March 31, 2008 was primarily the result of a strategic shift in funding mix toward deposits and the use of proceeds from the June 2008 capital offering to pay down short-term borrowings.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2009 totaled $2.1 billion, a decrease of $128.0 million or 5.8% from December 31, 2008 and a decrease of $734.2 million or 26.2% from March 31, 2008. The decreases were primarily the result of a shift in the mix of funding to deposits to retire maturing advances and repurchase agreements. Borrowed funds are expected to remain an important, reliable and cost-effective funding vehicle.
Capital Resources
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of March 31, 2009, December 31, 2008 and March 31, 2008 are presented below.

Capital Ratios

	Regulatory Minimum
		“Well-	March 31,	December 31,	March 31,
	Required	Capitalized”	2009	2008	2008

Risk based:
Tier 1 capital	4.00%	6.00%	12.16%	12.21%	9.04%
Total capital	8.00	10.00	14.21	14.49	11.26

Tier 1 leverage	4.00	5.00	9.32	9.66	7.40

Shareholders’ equity at March 31, 2009 was $1.6 billion, essentially unchanged from December 31, 2008 and March 31, 2008. Book value per common share at March 31, 2009, December 31, 2008, and March 31, 2008 was $10.29, $10.60, and $20.82, respectively. When compared with March 31, 2008, the increases in shareholders’ equity due to the $489.0 million in capital acquired during the second and fourth quarters of 2008 were substantially offset by the effects of the net losses incurred during 2008 and the first quarter of 2009.
During the first quarter of 2009, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2008 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
Liquidity and Liquidity Risk Management
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
Citizens manages liquidity at two levels. The first level is at the Holding Company, which owns the banking subsidiaries. The second level is at the banking subsidiaries. The management of liquidity at both levels is essential because the Holding Company and banking subsidiaries have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset Liability Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, Citizens conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was reviewed by Moody’s Investor Service in October 2008 and maintained, and was downgraded by Standard and Poor’s in October 2008, Dominion Bond Rating Service in April 2009, and Fitch Ratings in February 2008. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.

Credit Ratings

Dominion
		Moody’s			Bond
	Standard	Investor		Fitch	Rating
	& Poor’s	Service		Ratings	Service
Citizens Republic Bancorp (Holding Company)
Long-Term Debt	BBB-		A3	BBB-	BBB (low)
Short-Term Debt	A-3	P	-2	F3	R-2 (low)
Trust Preferred	BB	Baa1		BB+	BB (high)

Citizens Bank
Certificate of Deposit	—		A2	BBB	BBB

F&M Bank-Iowa
Certificate of Deposit	—		—	BBB	BBB
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout the first quarter of 2009, the Holding Company chose not to receive dividends from subsidiaries and paid no dividends to its common shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. Citizens elected not to receive any dividends from its subsidiaries but as of April 1, 2009 the subsidiary banks had the capacity to pay dividends of $2.8 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
As of March 31, 2009, the Holding Company’s cash resources totaled $220.1 million. The Holding Company’s interest and preferred dividend payment obligations are approximately $35 million annually. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and the Federal Home Loan Bank of Des Moines. Overall liquidity improved due to an increase in deposits and a decrease in loan demand.
Citizens maintains a very strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 70% deposits, 16% long-term debt, 12% equity, and 2% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity.
The Corporation’s long-term debt to equity ratio was 131.7% as of March 31, 2009 compared with 136.9% at December 31, 2008. Changes in deposit obligations and short-term and long-term debt during the first quarter of 2009 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

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
The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity is monitored on an ongoing basis by its Asset Liability Committee, which oversees interest rate risk management and establishes risk measures, limits, and policy guidelines. A combination of complementary techniques is used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $221.4 million or 1.7% of total assets as of March 31, 2009 compared with $215.6 million or 1.6% of total assets at December 31, 2008. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with March 31, 2009 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of March 31, 2009 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.8% and 1.6%, respectively, from what it would be if rates were to remain at March 31, 2009 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at March 31, 2009, as the results would not have been meaningful given the current level of short-term market interest rates. These measurements are consistent with those at December 31, 2008. Net interest income is not only affected by the level and direction of interest rate changes, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time-to-time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/ adequate capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Citizens’ credit rating is reduced below investment grade then a termination event shall have deemed to occur and the counterparty shall have the right to terminate all affected transactions under the agreement. If Citizens had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. Such additional amounts totaled $7.2 million at March 31, 2009. Further discussion of derivative instruments is included in Note 15 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2008 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” of this Form 10-Q.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2008 Annual Report on Form 10-K. These risk factors are not the only risks Citizens face. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
Citizens has identified the following additional risk factor that could materially affect its future operating results.
If the FDIC raises the assessment rate charged to its insured financial institutions, our FDIC insurance premium may increase and this could have a negative effect on our expenses and results of operations.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs for the Federal Deposit Insurance Corporation (“FDIC”) and depleted its deposit insurance fund. In addition, the FDIC instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and certain noninterest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund, the FDIC increased assessment rates for all insured institutions by 7 cents for every $100 of deposits, beginning with the first quarter of 2009. Beginning April 1, 2009, additional rule changes will require institutions to pay their premiums using a risk-weighted factor which is expected to increase future FDIC insurance premiums.
On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of deposits at June 30, 2009, which would be payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 cents per $100 of deposits, if necessary. These interim rules were subject to a 30-day comment period. As of the filing date of this Form 10-Q, the FDIC has not issued its final rules regarding the special assessments.
If there are additional financial institution failures, we may be required to pay even higher FDIC insurance premiums than the recently increased levels. These announced increases and any future increase in FDIC insurance premiums may materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
January 2009	1,295	(a)	3.14	—	1,241,154
February 2009	9,364	(a)	1.35	—	1,241,154
March 2009	—		—	—	1,241,154

Total	10,659		1.56	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by Citizens’ Agreement with the U.S. Treasury pursuant to which the Treasury purchased Citizens’ preferred stock under the CPP as long as Treasury continues to hold the preferred shares, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the NASDAQ Global Select Market®. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
Item 6. Exhibits

10.50	Letter Agreement, dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009)

10.51	Agreement between Citizens Republic Bancorp, Inc. and William R. Hartman, dated January 22, 2009 (Citizens’ Current Report on Form 8-K filed on January 23, 2009)

10.52	Form of Long Term Incentive Award Agreement, dated January 29, 2009

10.53	Amendment to the Citizens Banking Corporation Stock Compensation Plan, dated February 21, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: May 8, 2009	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.50	Letter Agreement, dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009)

10.51	Agreement between Citizens Republic Bancorp, Inc. and William R. Hartman, dated January 22, 2009 (Citizens’ Current Report on Form 8-K filed on January 23, 2009)

10.52	Form of Long Term Incentive Award Agreement, dated January 29, 2009

10.53	Amendment to the Citizens Banking Corporation Stock Compensation Plan, dated February 21, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934