Form 10-Q
period 2009-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2009-08-07
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, No Par Value	126,254,560 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$164,143	$171,695	$252,242
Money market investments:
Federal funds sold	—	—	—
Money market investments	560,695	214,925	183
Investment Securities:
Securities available for sale, at fair value	2,194,238	2,248,772	1,986,166
Securities held to maturity, at amortized cost (fair value of $137,155, $137,846 and $136,423, respectively)	137,080	138,575	138,435

Total investment securities	2,331,318	2,387,347	2,124,601
FHLB and Federal Reserve stock	156,277	148,764	148,838
Portfolio loans:
Commercial and industrial	2,198,315	2,602,334	2,703,812
Commercial real estate	2,922,429	2,964,721	3,101,337

Total commercial	5,120,744	5,567,055	5,805,149
Residential mortgage	1,145,020	1,262,841	1,308,729
Direct consumer	1,351,513	1,452,166	1,502,302
Indirect consumer	808,311	820,536	832,836

Total portfolio loans	8,425,588	9,102,598	9,449,016
Less: Allowance for loan losses	(333,369)	(255,321)	(181,718)

Net portfolio loans	8,092,219	8,847,277	9,267,298
Loans held for sale	78,144	91,362	111,542
Premises and equipment	121,465	124,217	125,073
Goodwill	330,744	597,218	597,218
Other intangible assets	17,425	21,414	25,766
Bank owned life insurance	219,290	218,333	218,084
Other assets	216,628	263,464	299,173

Total assets	$12,288,348	$13,086,016	$13,170,018

Liabilities
Noninterest-bearing deposits	$1,221,124	$1,143,294	$1,144,544
Interest-bearing demand deposits	977,530	780,176	763,983
Savings deposits	2,644,611	2,504,320	2,616,316
Time deposits	4,070,216	4,624,616	4,136,295

Total deposits	8,913,481	9,052,406	8,661,138
Federal funds purchased and securities sold under agreements to repurchase	45,703	65,015	299,646
Other short-term borrowings	14,197	10,377	45,398
Other liabilities	153,142	164,274	119,860
Long-term debt	1,936,673	2,192,623	2,498,290

Total liabilities	11,063,196	11,484,695	11,624,332
Shareholders’ Equity
Preferred stock —$50 par value
Authorized —5,000,000 shares, Issued and outstanding — 2,407,644 at 6/30/08	—	—	114,161
Preferred stock — no par value
Authorized — 5,000,000 shares; Issued and outstanding — 300,000 at 6/30/09 and 12/31/08, redemption value of $300 million	269,013	266,088	—
Common stock — no par value
Authorized — 150,000,000 shares; Issued and outstanding — 126,257,801 at 6/30/09, 125,996,938 at 12/31/08, and 95,898,894 at 6/30/08	1,215,021	1,214,469	1,052,738
Retained (deficit) earnings	(231,503)	170,358	384,867
Accumulated other comprehensive loss	(27,379)	(49,594)	(6,080)

Total shareholders’ equity	1,225,152	1,601,321	1,545,686

Total liabilities and shareholders’ equity	$12,288,348	$13,086,016	$13,170,018

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$114,481	$146,179	$233,672	$303,180
Interest and dividends on investment securities:
Taxable	20,068	19,021	41,980	40,044
Tax-exempt	6,729	7,280	13,686	14,650
Dividends on FHLB and Federal Reserve stock	529	1,898	1,895	3,591
Money market investments	325	16	588	46

Total interest income	142,132	174,394	291,821	361,511

Interest Expense
Deposits	42,288	53,134	89,428	114,712
Short-term borrowings	53	1,836	147	6,807
Long-term debt	24,190	31,809	49,699	64,065

Total interest expense	66,531	86,779	139,274	185,584

Net Interest Income	75,601	87,615	152,547	175,927
Provision for loan losses	99,962	74,480	163,979	105,099

Net interest income after provision for loan losses	(24,361)	13,135	(11,432)	70,828

Noninterest Income
Service charges on deposit accounts	10,836	12,036	21,104	23,502
Trust fees	3,464	4,608	6,883	9,392
Mortgage and other loan income	3,715	3,023	6,794	6,367
Brokerage and investment fees	1,450	2,211	2,777	4,127
ATM network user fees	1,665	1,677	3,119	3,090
Bankcard fees	2,093	1,924	3,987	3,668
Losses on loans held for sale	(4,350)	(2,248)	(10,502)	(2,247)
Other income	2,088	3,827	6,032	10,084

Total fees and other income	20,961	27,058	40,194	57,983
Investment securities gains	5	—	5	—

Total noninterest income	20,966	27,058	40,199	57,983

Noninterest Expense
Salaries and employee benefits	35,950	39,046	69,867	81,271
Occupancy	6,762	6,954	14,685	14,629
Professional services	2,783	4,531	5,919	8,294
Equipment	3,049	3,420	5,899	6,650
Data processing services	4,346	4,233	8,620	8,537
Advertising and public relations	2,274	1,458	3,699	3,296
Postage and delivery	1,526	2,058	3,101	3,785
Other loan expenses	6,861	3,448	12,798	5,259
Other real estate (ORE) expenses	4,417	6,394	12,777	7,636
Intangible asset amortization	1,952	2,333	3,989	4,780
Goodwill impairment	266,474	178,089	266,474	178,089
Other expense	19,039	9,264	28,383	15,564

Total noninterest expense	355,433	261,228	436,211	337,790

Loss Before Income Taxes	(358,828)	(221,035)	(407,444)	(208,979)
Income tax benefit	(11,415)	(19,401)	(14,882)	(18,472)

Net Loss	(347,413)	(201,634)	(392,562)	(190,507)
Dividend on redeemable preferred stock	(5,196)	—	(9,299)	—

Net Loss Attributable to Common Shareholders	$(352,609)	$(201,634)	$(401,861)	$(190,507)

Net Loss Per Common Share:
Basic	$(2.79)	$(2.51)	$(3.18)	$(2.44)
Diluted	(2.81)	(2.53)	(3.20)	(2.46)
Cash Dividends Declared Per Common Share	—	—	—	0.29

Average Common Shares Outstanding:
Basic	125,459	79,689	125,430	77,469
Diluted	125,503	79,700	125,465	77,486
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(392,562)		(392,562)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale					30,718
Net change in unrealized loss on qualifying cash flow hedges					(4,999)
Net change in unrecognized pension and post retirement costs					(3,504)
Other comprehensive income total						22,215

Total comprehensive loss						(370,347)
Dividends on preferred stock	2,925			(9,299)		(6,374)
Proceeds from stock options exercised and restricted stock activity		307	—			—
Recognition of stock-based compensation		—	615			615
Shares purchased for taxes		(46)	(63)			(63)

Balance — June 30, 2009	$269,013	126,258	$1,215,021	$(231,503)	$(27,379)	$1,225,152

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive loss, net of tax:
Net loss				(190,507)		(190,507)
Other comprehensive income:
Net unrealized loss on securities available for sale, net of reclassification adjustment for net gains included in net income					(10,448)
Net change in unrealized loss on qualifying cash flow hedges					(733)

Other comprehensive loss total						(11,181)

Total comprehensive loss						(201,688)
Proceeds from issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Proceeds from issuance of common stock, net of costs of $4,094		19,904	75,524			75,524
Proceeds from stock options exercised and restricted stock activity		303	66			66
Recognition of stock-based compensation		—	2,142	—		2,142
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares acquired for retirement and purchased for taxes		(30)	(440)			(440)

Balance — June 30, 2008	$114,161	95,899	$1,052,738	$384,867	$(6,080)	$1,545,686

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Operating Activities:
Net loss	$(392,562)	$(190,507)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	163,979	105,099
Goodwill impairment	266,474	178,089
Depreciation and software amortization	7,422	5,921
Amortization of intangibles	3,989	4,780
Net increase in current and deferred income taxes	(228)	(8,490)
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(5,272)	(9,157)
Fair value adjustment on loans held for sale and other real estate	16,310	7,315
Discount accretion and amortization of issuance costs on long term debt	605	599
Net accretion on investment securities	(111)	(3,291)
Loans originated for sale	(195,344)	(182,062)
Proceeds from loans held for sale	197,534	223,359
Net gains from loan sales	(4,273)	(4,098)
Net loss on other real estate	412	1,821
Recognition of stock-based compensation	615	2,142
Other	5,824	(1,183)

Net cash provided by operating activities	65,374	130,337
Investing Activities:
Net increase in money market investments	(345,770)	(11)
Securities available-for-sale:
Proceeds from sales	1,000	—
Proceeds from maturities and payments	390,504	251,297
Purchases	(297,127)	(117,258)
Securities held-to-maturity:
Proceeds from maturities and payments	1,508	1,505
Purchases	—	(11,637)
Net decrease (increase) in loans and leases	577,894	(147,097)
Proceeds from sales of other real estate	17,397	16,317
Net increase in properties and equipment	(4,670)	(1,246)

Net cash provided (used) by investing activities	340,736	(8,130)
Financing Activities:
Net increase in demand and savings deposits	415,475	394,175
Net decrease in time deposits	(555,181)	(34,674)
Net decrease in short-term borrowings	(14,549)	(197,014)
Proceeds from issuance of long-term debt	0	525,000
Principal reductions in long-term debt	(252,970)	(965,908)
Net proceeds from issuance of common stock	—	75,524
Proceeds from issuance of preferred convertible stock	—	114,161
Cash dividends paid on common stock	—	(21,959)
Cash dividends paid on preferred stock	(6,374)	—
Proceeds from stock options exercised and restricted stock activity	—	66
Shares acquired for retirement and purchased for taxes	(63)	(440)

Net cash used by financing activities	(413,662)	(111,069)

Net (decrease) increase in cash and due from banks	(7,552)	11,138
Cash and due from banks at beginning of period	171,695	241,104

Cash and due from banks at end of period	$164,143	$252,242

Supplemental Cash Flow Information:
Interest paid	$143,049	$191,786
Income tax refund, net	(14,654)	(9,982)
Loans transferred to other real estate	18,511	39,323
Accretion on redeemable preferred stock	2,925	—
Loans held for sale transferred to other real estate	8,290	5,639
Loans transferred to held for sale	—	82,493
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. Citizens evaluated subsequent events for potential recognition and/or disclosure through August 6, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were finalized. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2008 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission. The information on Citizens’ website does not constitute a part of this report.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003 for $150.0 million and $25.8 million, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust.
Statements of Financial Accounting Standards (“SFAS”)
SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” On January 1, 2009, Citizens adopted SFAS 161, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The adoption of SFAS 161 had no impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 15 to the consolidated financial statements for additional disclosures.
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
FSP Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” On January 1, 2009, Citizens adopted FSP EITF 03-6-1. The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the FSP did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 12 to the consolidated financial statements for additional disclosures.
FSP-SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” On April 9, 2009 the FASB posted FSP SFAS 115-2 and SFAS 124-2, which changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that Citizens’ management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and 124-2, declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens adopted FSP SFAS 115-2 and SFAS 124-2 in the second quarter of 2009, and it did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
FSP-SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. On April 9, 2009 the FASB posted FSP SFAS 157-4, which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 also provides additional disclosure requirements and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. Citizens adopted FSP SFAS 157-4 in the second quarter of 2009, and it did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
FSP-SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. On April 9, 2009 the FASB posted FSP SFAS 107-1 and APB 28-1, which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and requires Citizens to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amended Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” and now requires those disclosures in summarized financial information at interim reporting periods. Under this FSP, Citizens includes disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, Citizens will disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens did not elect to early adopt and began including the new interim disclosures in the interim financial statements beginning with the second quarter of 2009.
Note 2. Pending Accounting Pronouncements
SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how

Citizens determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether Citizens is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and Citizens’ ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will also require new disclosures regarding any involvement with variable interest entities and significant changes to risk due to that involvement. SFAS 167 is effective January 1, 2010 and early application is not permitted. Citizens is currently analyzing SFAS 167 but does not expect the adoption to have a material impact on Citizens’ financial condition, results of operations or liquidity.
SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS 168 establishes the “FASB Accounting Standards CodificationTM” (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by Citizens. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of U.S. GAAP for Citizens. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have an impact on Citizens’ financial condition, results of operations or liquidity.
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
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities as of June 30, 2009 and December 31, 2008 follow:

	June 30, 2009				December 31, 2008
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available for Sale:
Federal Agencies	$185,118	$190,619	$5,503	$2	$248,819	$257,445	$8,626	$—
Collateralized Mortgage Obligations (1)	471,670	449,932	6,124	27,862	528,626	471,010	4,147	61,763
Mortgage-backed (1)	1,025,495	1,053,027	28,012	480	960,841	973,961	13,929	809
State and municipal	490,022	497,249	9,460	2,233	531,625	538,761	10,990	3,854
Other	3,412	3,411	—	1	7,598	7,595	—	3

Total available for sale	$2,175,717	$2,194,238	$49,099	$30,578	$2,277,509	$2,248,772	$37,692	$66,429

Held to Maturity:
State and municipal
Total held to maturity	$137,080	$137,155	$1,573	$1,498	$138,575	$137,846	$1,708	$2,437

FHLB and Fed Reserve stock	$156,277	$156,277	$—	$—	$148,764	$148,764	$—	$—

(1)	All collateralized mortgage obligations and mortgage backed securities are comprised of residential mortgages and contain no commercial mortgages.
Securities with amortized cost of $1.1 billion at June 30, 2009 and $1.3 billion at December 31, 2008 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at June 30, 2009 and December 31, 2008.
The amortized cost and estimated fair value of debt securities by maturity at June 30, 2009 are shown below. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2009	Amortized	Estimated Fair
(in thousands)	Cost	Value
Available for Sale
Federal Agencies and State and Municipal
Contractual maturity within one year	$82,339	$84,159
After one year through five years	258,562	266,930
After five years through ten years	208,372	212,113
After ten years	125,867	124,666

Subtotal	675,140	687,868
Collateralized Mortgage Obligations and Mortgage-backed	1,497,165	1,502,959
Other	3,412	3,411

Total securities available for sale	$2,175,717	$2,194,238

Held to Maturity
State and Municipal
Contractual maturity within one year	$—	$—
After one year through five years	3,916	4,122
After five years through ten years	44,425	44,995
After ten years	88,739	88,038

Total securities held to maturity	$137,080	$137,155

As of June 30, 2009, 444 securities had unrealized losses compared with 486 securities as of December 31, 2008. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of June 30, 2009 and December 31, 2008 are displayed in the following tables.
As of June 30, 2009

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available For Sale:
Federal agencies	$13,447	$2	$—	$—	$13,447	$2
Collateralized Mortgage Obligations	10,473	1,071	197,896	26,791	208,369	27,862
Mortgage-backed	44,216	468	530	12	44,746	480
State and municipal	95,103	1,646	11,499	587	106,602	2,233
Other	12	1	—	—	12	1

Total available for sale	163,251	3,188	209,925	27,390	373,176	30,578

Held to Maturity:
State and municipal	49,214	1,028	6,661	470	55,875	1,498

Total held to maturity	49,214	1,028	6,661	470	55,875	1,498

Total	$212,465	$4,216	$216,586	$27,860	$429,051	$32,076

As of December 31, 2008

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available For Sale:
Collateralized Mortgage Obligations	$231,892	$61,436	$3,085	$327	$234,977	$61,763
Mortgage-backed	74,081	796	421	13	74,502	809
State and municipal	112,353	3,688	3,220	166	115,573	3,854
Other	7	3	—	—	7	3

Total available for sale	418,333	65,923	6,726	506	425,059	66,429

Held to Maturity:
State and municipal	51,896	1,967	6,481	470	58,377	2,437

Total held to maturity	51,896	1,967	6,481	470	58,377	2,437

Total	$470,229	$67,890	$13,207	$976	$483,436	$68,866

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of June 30, 2009, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At June 30, 2009, the whole loan CMOs had a market value of $216.4 million with gross unrealized losses of $27.7 million. Citizens continued to perform thorough credit reviews on the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the credit review demonstrated continued strength and no material degradation in the holdings. This was further supported by all of the securities having a rating of AAA by at least one rating agency.
Citizens has determined there is no other-than-temporary impairment at June 30, 2009.
For the three and six months ended June 30, 2009, Citizens sold available for sale securities with proceeds of $1.0 million and recorded a gain of less than $0.1 million. Citizens did not complete any security sales in the first six months of 2008.

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and six months ended June 30, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Allowance for loan losses — beginning of period	$282,647	$176,528	$255,321	$163,353

Provision for loan losses	99,962	74,480	163,979	105,099

Charge-offs:
Commercial and industrial	9,845	921	17,953	1,966
Commercial real estate	31,645	42,225	50,622	51,357

Total commercial	41,490	43,146	68,575	53,323
Residential mortgage	2,161	20,738	2,965	22,507
Direct consumer	6,826	3,631	11,533	7,153
Indirect consumer	5,041	3,525	10,548	6,666

Charge-offs	55,518	71,040	93,621	89,649

Recoveries:
Commercial	3,028	302	3,156	444
Commercial real estate	2,316	241	2,720	291

Total commercial	5,344	543	5,876	735
Residential mortgage	4	15	7	15
Direct consumer	325	565	659	1,037
Indirect consumer	605	627	1,148	1,128

Recoveries	6,278	1,750	7,690	2,915

Net charge-offs	49,240	69,290	85,931	86,734

Allowance for loan losses — end of period	$333,369	$181,718	$333,369	$181,718

Nonperforming loans totaled $495.7 million at June 30, 2009 and $306.0 million at December 31, 2008. Some of Citizens’ nonperforming loans are considered to be impaired. SFAS 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at June 30, 2009 and December 31, 2008 follow.
Impaired Loan Information

	Balances		Valuation Reserve
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2009	2008	2009	2008
Balances
Impaired loans with valuation reserve	$221,904	$101,671	$70,271	$39,885
Impaired loans with no valuation reserve	125,444	87,330	—	—

Total impaired loans	$347,688	$189,001	$70,271	$39,885

Impaired loans on nonaccrual basis	$345,566	$189,001	$70,271	$39,885
Impaired loans on accrual basis	2,112	—	—	—

Total impaired loans	$347,688	$189,001	$70,271	$39,885

The average balance of impaired loans for the three months ended June 30, 2009 was $309.7 million and $64.1 million for the three months ended June 30, 2008. The increase is primarily due to the continued migration of commercial real estate loans to nonperforming status. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the second quarter of 2009 was $4.9 million compared with $0.9 million in the same period of 2008.
Note 5. Goodwill
Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired less liabilities assumed. Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. Citizens performs its annual impairment test as of October 1 each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revision to forecasts, or a long-term negative outlook for the industry.
Impairment of goodwill is evaluated by reporting unit, which is equivalent to Citizens’ lines of business, using a two step process. For the Step 1 analysis, the fair value of the reporting units is estimated using discounted cash flow models derived from internal ten-year earnings forecasts, with terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined fair value of Citizens’ reporting units calculated in Step 1 and Citizens’ total market value as a percentage of total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step (Step 2) of the goodwill impairment test is required to measure the amount of impairment, if any, for those reporting units that have goodwill remaining. In Step 2 of the test, Citizens estimates the fair value of a reporting unit’s assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing, which includes estimating the fair value of other implied intangibles. Any excess of this hypothetical purchase price over the fair value of the reporting unit’s net assets (excluding goodwill) represents the implied fair value of goodwill. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill, an impairment loss is charged to noninterest expense to reduce the carrying amount to the implied fair value. The writedown cannot exceed the carrying amount and goodwill cannot be adjusted upward in future periods for any subsequent increase in fair value.
As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, continued deterioration in the credit quality of Citizens’ loan portfolios, and the uncertain trickle-down effect of recent bankruptcy filings by several major companies in the U.S. automotive industry, Citizens determined it was necessary to perform an interim goodwill impairment test during the second quarter of 2009. The Step 1 analysis indicated that carrying amounts exceeded estimated fair values for the Regional Banking reporting unit; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was impaired primarily due to the continued deterioration in the credit quality of Citizens’ loan portfolios and lower earnings due to the challenging economic conditions. Accordingly, during the second quarter of 2009, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $266.5 million (which had no impact on regulatory capital ratios or Citizens’ overall liquidity). Previously, Citizens recorded a goodwill impairment during the second quarter of 2008, when it determined that the fair value of the Specialty Commercial reporting unit was below its carrying value. At that time, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit.
The interim goodwill analyses will not change the timing of Citizens’ annual goodwill impairment test, which will be performed during the fourth quarter of 2009.
A summary of goodwill allocated to the lines of business as of June 30, 2009 and December 31, 2008 follows.

	Specialty	Regional	Wealth	Total
(in thousands)	Commercial	Banking	Management	Goodwill

Balance at December 31, 2007	$178,089	$595,418	$1,801	$775,308
Impairment Loss	(178,089)	—	—	(178,089)
Tax Benefits on Share Based Payments	—	(1)	—	(1)

Balance at December 31, 2008	$—	$595,417	$1,801	$597,218

Impairment Loss	—	(266,474)	—	(266,474)

Balance at June 30, 2009	$—	$328,943	$1,801	$330,744

Note 6. Long-Term Debt
The components of long-term debt as of June 30, 2009 and December 31, 2008 are presented below.

	June 30,	December 31,
(in thousands)	2009	2008

Citizens (Parent only):
5.75% subordinated notes due February 2013	$120,668	$120,136
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	147,440	146,927
Subsidiaries:
Federal Home Loan Bank advances	1,538,089	1,666,483
Other borrowed funds	104,702	233,303

Total long-term debt	$1,936,673	$2,192,623

On July 31, 2009, Citizens commenced exchange offers for $125 million aggregate principal amount of its 5.75% subordinated debentures and $150 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I for shares of its common stock. Refer to Note 16 for additional information.
Note 7. Income Taxes
The income tax benefit for the second quarter of 2009 was $11.4 million, compared with $19.4 million for the second quarter of 2008. For the first six months of 2009, the income tax benefit totaled $14.9 million, a decrease of $3.6 million from the same period of 2008. The decreases were primarily due to the effect of higher pre-tax losses. The effective tax rate for the second quarter of 2009 was 3.18%, which includes adjustments for tax-exempt income, adjustments to the deferred tax asset valuation allowance, and changes in other comprehensive income.
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the second quarter of 2009, this resulted in an increase to the income tax benefit.
Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2009 and 2008 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Balance at beginning of period	$(35,472)	$14,083	$(49,594)	$5,101
Net change in unrealized gain on securities for the quarter, net of tax effect of $6,397 in 2009 and ($10,240) in 2008 and net unrealized loss on securities for the six months period, net of tax effect of $16,541 in 2009 and ($5,625) in 2008	11,880	(19,018)	30,718	(10,448)

Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of ($2,039) in 2009 and ($617) in 2008 and net change in unrealized loss for the six month period, net of tax effect of ($2,692) in 2009 and ($395) in 2008	(3,787)	(1,145)	(4,999)	(733)

Net change in unrecognized pension and postretirement costs, net of tax effect of ($1,887) in 2009	—	—	(3,504)	—

Accumulated other comprehensive loss, net of tax	$(27,379)	$(6,080)	$(27,379)	$(6,080)

The accumulated net unrealized gain on cash flow hedges was $10.4 million at June 30, 2009 and $19.5 million at December 31, 2008.
Note 9. Fair Values of Assets and Liabilities
Certain assets and liabilities are recorded at fair value to provide financial statement users additional insight into the quality of Citizens’ earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative financial instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, impaired loans, other real estate (“ORE”), and repossessed assets are recorded at fair value on a nonrecurring basis using the lower of cost or market value to determine impairment of individual assets. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined.
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
Recurring Level 3 securities include auction rate securities issued by student-loan authorities. An auction rate security typically refers to a debt instrument with a long-term nominal maturity for which the interest rate is regularly reset through a Dutch auction. Due to the nature of the auction rate securities and the current illiquid market, Citizens uses unobservable inputs (Level 3) in the valuation process. In conducting the fair value analysis Citizens relies on a model to estimate the transaction price between market participants for each group of securities as of the valuation date. As of June 30, 2009, the market for auction rate securities held by Citizens had not recovered and the fair value of these securities did not significantly change from December 31, 2008.
Derivative Financial Instruments. Substantially all derivative financial instruments held or issued by Citizens are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, Citizens measures fair value with models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk (credit valuation adjustments). Citizens assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.
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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009.

	June 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale:
Federal Agencies	$190,619	$—	$190,619	$—
Collateralized Mortgage Obligations	449,932	—	449,932	—
Mortgage-backed	1,053,027	—	1,053,027	—
State and municipal	497,249	—	491,493	5,756
Other	3,411	—	3,095	316

Total Investment Securities Available for Sale	2,194,238	—	2,188,166	6,072

Other assets
Derivative Financial Instruments	54,750	—	54,750	—
Deferred Compensation Assets	10,996	4,261	6,735	—

Total Other assets	65,746	4,261	61,485	—

Total Assets	$2,259,984	$4,261	$2,249,651	$6,072

Other liabilities
Derivative Financial Instruments	$30,677	$—	$30,677	$—

Total Other Liabilities	30,677	—	30,677	—

Total Liabilities	$30,677	$—	$30,677	$—

The following table presents the reconciliation of Level 3 assets held by Citizens at June 30, 2009.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers In	Balance at
	Beginning	Recorded in Earnings		Comprehensive	Issuances and	and /or Out	End of
(in thousands)	of Period	Realized	Unrealized	Income (Pretax)	Settlements, Net	of Level 3	Period

Three Months Ended June 30, 2009
Investment securities available for sale
State and Municipal Securities	$5,738	$18	$—	$—	$—	$—	$5,756
Other Securities	313	3	—	—	—	—	316

Total investment securities available for sale	$6,051	$21	$—	$—	$—	$—	$6,072

Six Months Ended June 30, 2009
Investment securities available for sale
State and Municipal Securities	$5,733	$23	$—	$—	$—	$—	$5,756
Other Securities	312	4	—	—	—	—	316

Total investment securities available for sale	$6,045	$27	$—	$—	$—	$—	$6,072

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
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
Goodwill. Goodwill is evaluated by reporting unit, which is equivalent to Citizens’ lines of business. The fair value of the reporting units is estimated using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. As such, Citizens records goodwill as nonrecurring Level 3.
In the second quarter of 2009, Citizens determined it was necessary to perform an interim goodwill impairment test. This analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking reporting unit and the goodwill allocated to this unit was impaired. Therefore, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $266.5 million. For further discussion regarding goodwill, refer to Note 5.
Other Real Estate. Other real estate is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. These properties are carried at the lower of cost or market value at the time of acquisition, based on current appraised value adjusted for management’s judgment due to current market conditions. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
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
Core Deposit Intangible. The core deposit intangible is the asset that represents the present value of the cost savings obtained from the funding associated with the purchase of core deposits through an acquisition. The core deposit intangible was valued using a discounted cost savings approach and as such was classified as nonrecurring Level 3. At June 30, 2009, a market value adjustment to core deposit intangible assets was not required and therefore is not included in the following table.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of June 30, 2009.

	June 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans (1)	$172,126	$—	$—	$172,126
Commercial Loans Held For Sale (2)	8,731	—	—	8,731
Goodwill (3)	330,744	—	—	330,744
Other Real Estate (4)	13,294	—	—	13,294
Repossessed Assets (5)	3,012	—	—	3,012

Total Assets	$527,907	$—	$—	$527,907

(1)	Impaired Loans with an initial carrying value of $259.0 million were written down to their fair value of $172.1 million.

(2)	Impaired Loans with an initial carrying value of $17.2 million were written down to their fair value of $8.7 million.

(3)	Goodwill with an initial carrying value of $597.2 million was written down to its fair value of $330.7 million.

(4)	ORE properties with an initial carrying value of $22.6 million were written down to their fair value of $13.3 million.

(5)	Repossessed Assets with an initial carrying value of $5.5 million were written down to their fair value of $3.0 million.
FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis in accordance with SFAS 157. Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given the fact that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$164,143	$164,143	$171,695	$171,695
Money market investments	560,695	560,695	214,925	214,925
Securities	2,331,318	2,331,393	2,387,347	2,386,618
FHLB and Federal Reserve stock	156,277	156,277	148,764	148,764
Net loans	8,092,219	7,229,712	8,847,277	7,821,728
Loans held for sale	78,144	78,144	91,362	91,362
Accrued interest receivable	46,009	46,009	55,663	55,663
Financial liabilities:
Deposits	8,913,481	8,966,858	9,052,406	9,103,392
Short-term borrowings	59,900	59,900	75,392	75,392
Long-term debt	1,936,673	1,942,455	2,192,623	2,248,060
Accrued interest payable	16,729	16,729	20,268	20,268
Financial instruments with off-balance sheet risk(1) :
Credit-related financial instruments(2)	(807)	(6,331)	(521)	(6,080)
Interest rate swap agreements	24,073	24,073	34,097	34,097

(1)	Positive amounts represent assets, negative amounts represent liabilities.

(2)	The carrying amount for credit-related financial instruments is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value, which is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, FHLB stock, Federal Reserve stock, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below:
Securities Held to Maturity: The fair value of securities classified as held to maturity are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using model based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates. Refer to Note 3 for additional information.
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
Credit-Related Financial Instruments: The carrying amount of letter of credit guarantees was based on deferred fees and the estimated fair value was based on a discounted cash flow method utilizing current market pricing. Loan commitments were included in the Net Loans line item.

Note 10. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three and six months ended June 30, 2009 and 2008 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Defined Benefit Pension Plans
Interest cost	$1,106	$1,165	$2,211	$2,330
Expected return on plan assets	(1,570)	(1,900)	(3,140)	(3,800)
Amortization of unrecognized:
Prior service cost	8	10	15	20
Net actuarial loss	335	75	670	150

Net pension cost	$(121)	$(650)	$(244)	$(1,300)

Supplemental Pension Plans
Interest cost	$127	$192	$316	$383
Curtailment loss	—	—	941	—
Amortization of unrecognized:
Prior service cost	—	118	—	235
Net actuarial loss	2	5	5	10

Net pension cost	$129	$315	$1,262	$628

Postretirement Benefit Plans
Interest cost	$152	$129	$304	$257
Amortization of unrecognized:
Prior service cost	(67)	(64)	(134)	(128)
Net actuarial gain	(8)	(9)	(16)	(17)

Net pension cost	$77	$56	$154	$112

Defined contribution retirement and 401K Plans
Employer contributions	$678	$1,554	$2,027	$3,398

Total periodic benefit cost	$763	$1,275	$3,199	$2,838

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens has not made a cash contribution to the defined benefit pension plan during the first six months of 2009 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first six months of 2009, Citizens contributed $0.2 million to the supplemental pension plans and anticipates that an additional $7.6 million of contributions will be made during the remaining six months of the year. Citizens contributed $0.5 million to the postretirement benefit plan during the first six months of 2009 and anticipates making an additional $0.5 million in contributions for the remaining portion of the year. Citizens contributed $4.5 million to the defined contribution retirement and 401(k) plan for employer matching funds and annual discretionary contributions during the first six months of 2009. Citizens suspended the 401(k) matching funds and annual discretionary contributions effective July 17, 2009.
During the first quarter of 2009, Citizens recognized a curtailment charge of $0.9 million as a result of a reduction in the expected years of future service for the supplemental pension plan participants.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. In December 2008, the Board of Directors approved an amendment to the stock-based compensation plan to reduce the number of shares reserved for future issuance by 1,000,000 shares in order to provide sufficient authorized shares to establish a share reserve for the warrant issued to the U.S. Department of Treasury. At June 30, 2009, Citizens had 2,173,586 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008.
Analysis of Stock-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Stock Option Compensation	$3	$9	$7	$17
Restricted Stock Compensation	887	1,065	608	2,125

Stock-based compensation expense before income taxes	890	1,074	615	2,142
Income tax provision (benefit)	(312)	(376)	(215)	(750)

Total stock-based compensation expense after income taxes	$578	$698	$400	$1,392

During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock option exercises for the three and six months ended June 30, 2009. Cash proceeds from the exercise of stock options were $0.1 million for the three and six months ended June 30, 2008. New shares are issued when stock options are exercised. In accordance with SFAS 123R, “Stock-Based Compensation,” Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and six months ended June 30, 2009. As of June 30, 2009, $2.6 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.6 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2009.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2008	609,032	$14.43
Granted	384,818	1.29
Vested	(198,811)	14.52
Forfeited	(78,059)	18.38

Restricted stock at June 30, 2009	716,980	6.92

The total fair value of shares vested during the six months ended June 30, 2009 was $0.3 million.
Note 12. Shareholders’ Equity and Earnings Per Share
On July 31, 2009, Citizens commenced exchange offers for $125 million aggregate principal amount of its 5.75% subordinated debentures and $150 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I for shares of its common stock. Refer to Note 16 for additional information.

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
During the three and six months ended June 30, 2009 dividends of $3.8 million and $6.4 million and accretion of $1.4 million and $2.9 million, respectively, were recorded on the 300,000 shares of fixed rate cumulative perpetual preferred stock, increasing the net loss attributable to common shareholders and affecting the calculation of basic and diluted net loss per common share.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic and diluted earnings per share — net loss	$(347,413)	$(201,634)	$(392,562)	$(190,507)
Dividend on redeemable preferred stock	(5,196)	—	(9,299)	—

Net loss available to common shareholders	(352,609)	(201,634)	(401,861)	(190,507)
Net loss allocated to participating securities	(2,300)	(1,434)	(2,581)	(1,287)

Net loss allocated to common shareholders	$(350,309)	$(200,200)	$(399,280)	$(189,220)

Weighted average shares outstanding	126,283	80,260	126,241	77,996
Less: Participating securities included in weighted average shares outstanding	(824)	(571)	(811)	(527)

Weighted average shares outstanding for basic earnings per common share	125,459	79,689	125,430	77,469
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	44	11	35	17

Weighted average shares outstanding for dilutive earnings per common share	125,503	79,700	125,465	77,486

Basic earnings per common share	$(2.79)	$(2.51)	$(3.18)	$(2.44)

Diluted earnings per common share	$(2.81)	$(2.53)	$(3.20)	$(2.46)

Note 13. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. Selected line of business segment information for the three and six months ended June 30, 2009 and 2008 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the corporation. There are no significant intersegment revenues.

Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2009

Net interest income (taxable equivalent)	$14,928	$68,085	$146	$(3,338)	$79,821
Provision for loan losses	57,803	22,074	—	20,085	99,962

Net interest income after provision	(42,875)	46,011	146	(23,423)	(20,141)
Noninterest income	(2,520)	17,564	4,914	1,008	20,966
Noninterest expense	4,943	329,940	4,383	16,167	355,433

(Loss) Income before income taxes	(50,338)	(266,365)	677	(38,582)	(354,608)
Income tax (benefit) expense (taxable equivalent)	(17,618)	38	237	10,148	(7,195)

Net (loss) income	$(32,720)	$(266,403)	$440	$(48,730)	$(347,413)

Average assets (in millions)	$1,698	$5,387	$11	$5,678	$12,774

Earnings Summary — Three Months Ended June 30, 2008 (1)

Net interest income (taxable equivalent)	$16,777	$64,221	$10	$11,218	$92,226
Provision for loan losses	29,763	17,760	—	26,957	74,480

Net interest income after provision	(12,986)	46,461	10	(15,739)	17,746
Noninterest income	(2,006)	19,437	6,816	2,811	27,058
Noninterest expense	183,816	56,589	6,063	14,760	261,228

(Loss) Income before income taxes	(198,808)	9,309	763	(27,688)	(216,424)
Income tax (benefit) expense (taxable equivalent)	(7,251)	3,257	267	(11,063)	(14,790)

Net (loss) income	$(191,557)	$6,052	$496	$(16,625)	$(201,634)

Average assets (in millions)	$2,136	$6,176	$13	$4,971	$13,296

(1)	Certain amounts have been reclassified to conform to current year presentation.
Line of Business Information

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2009

Net interest income (taxable equivalent)	$30,078	$135,171	$265	$(4,411)	$161,103
Provision for loan losses	85,101	46,159	—	32,719	163,979

Net interest income after provision	(55,023)	89,012	265	(37,130)	(2,876)
Noninterest income	(8,333)	35,257	9,654	3,621	40,199
Noninterest expense	9,315	386,692	8,448	31,756	436,211

(Loss) Income before income taxes	(72,671)	(262,423)	1,471	(65,265)	(398,888)
Income tax (benefit) expense (taxable equivalent)	(25,437)	1,418	515	17,178	(6,326)

Net (loss) income	$(47,234)	$(263,841)	$956	$(82,443)	$(392,562)

Average assets (in millions)	$1,730	$5,498	$11	$5,687	$12,926

Earnings Summary — Six Months Ended June 30, 2008 (1)

Net interest income (taxable equivalent)	$31,888	$134,120	$1	$19,208	$185,217
Provision for loan losses	47,855	24,956	—	32,288	105,099

Net interest income after provision	(15,967)	109,164	1	(13,080)	80,118
Noninterest income	(1,753)	38,958	13,506	7,272	57,983
Noninterest expense	188,020	111,879	11,238	26,653	337,790

(Loss) Income before income taxes	(205,740)	36,243	2,269	(32,461)	(199,689)
Income tax (benefit) expense (taxable equivalent)	(9,678)	12,685	794	(12,983)	(9,182)

Net (loss) income	$(196,062)	$23,558	$1,475	$(19,478)	$(190,507)

Average assets (in millions)	$2,127	$6,145	$13	$5,084	$13,369

(1)	Certain amounts have been reclassified to conform to current year presentation.

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
Amounts available to clients under loan commitments and standby letters of credit follow.

	June 30,	December 31,
(in thousands)	2009	2008

Loan commitments and letters of credit:
Commitments to extend credit	$1,675,614	$2,048,258
Financial standby letters of credit	248,459	225,675
Performance standby letters of credit	20,558	21,692
Commercial letters of credit	637	—

Total loan commitments and letters of credit	$1,945,268	$2,295,625

At June 30, 2009 and December 31, 2008, a liability of $4.0 million and $3.9 million, respectively, was recorded for possible losses on commitments to extend credit. In accordance with FIN 45, a liability of $0.7 million was recorded at both June 30, 2009 and December 31, 2008 representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008.

	Other Assets		Other Liabilities
Location	Fair Value		Fair Value
	June 30,	Dec 31,	June 30,	Dec 31,
(in thousands)	2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS 133 Interest Rate Products	$20,993	$30,984	$68	$—

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	33,757	47,950	30,609	44,837

Total Derivatives	$54,750	$78,934	$30,677	$44,837

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2009 and December 31, 2008, Citizens had 16 interest rate swaps with an aggregate notional amount of $575.0 million and 19 interest rate swaps with an aggregate notional amount of $700.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, Citizens recognized a loss of $0.1 million and $0.2 million, respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional amount and the aggregate principal amount of the designated loan pools. No hedge ineffectiveness was recognized during the six months ended June 30, 2008.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. Accordingly, the change in fair value of these swaps of less than $0.1 million was recognized directly in earnings as a loss during the first quarter of 2009. The fair value of these swaps and their change in fair value during the three and six months ended June 30, 2009 and 2008 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the first quarter of 2009, Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.2 million to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $8.9 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
(in thousands)			Reclassified	Reclassified from Accumulated		Recognized in
Derivatives Relationship	Recognized in OCI		into Income	OCI into Income		Income	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest Rate Products	$(2,452)	$(1,050)	Interest income	$3,386	$657	Other income	$(73)	$—

			Other income	—	—

Total	$(2,452)	$(1,050)		$3,386	$657		$(73)	$—

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
(in thousands)			Reclassified	Reclassified from Accumulated		Recognized in
Derivatives Relationship	Recognized in OCI		into Income	OCI into Income		Income	Amount
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest Rate Products	$(650)	$(244)	Interest income	$6,820	$830	Other income	$(152)	$—

			Other income	244	—

Total	$(650)	$(244)		$7,064	$830		$(152)	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009 and December 31, 2009, Citizens had 9 fair value interest rate swaps with an aggregate notional balance of $420.0 million and 9 fair value interest rate swaps with an aggregate notional balance of $305.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2009, Citizens recognized gains of $0.7 million and $3.0 million respectively, in interest expense related to hedge ineffectiveness. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2008. Citizens also recognized a net reduction to interest expense of $1.7 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008.

	Derivative Contract Gain (Loss)					Hedged Item Gain (Loss)
	Location in	Three Months Ended		Six Months Ended		Location in	Three Months Ended		Six Months Ended
(in thousands)	Statement of	June 30,	June 30,	June 30,	June 30,	Statement of	June 30,	June 30,	June 30,	June 30,
Derivatives Relationship	Operations	2009	2008	2009	2008	Operations	2009	2008	2009	2008
Fair value hedges:
Interest Rate Products	Interest expense	$(2,929)	$(1,092)	$(2,616)	$(854)	Interest expense	$3,667	$1,092	$5,587	$854
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133.

Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of June 30, 2009 and December 31, 2008, Citizens had 298 derivative transactions with an aggregate notional amount of $1.1 billion related to this program and 300 derivative transactions with an aggregate notional amount of $1.1 billion, respectively.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008.

		Amount of Gain or (Loss) Recognized in Income
		Statement
	Location of Gain or	Three Months Ended		Six Months Ended
(in thousands)	(Loss) Recognized	June 30,	June 30,	June 30,	June 30,
Derivative Relationship	in Income Statement	2009	2008	2009	2008
Derivatives Not Designated as Hedges
Interest Rate Products	Other income	$(583)	$293	$1,861	$807
Credit-Risk-Related Contingent Features
Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/adequate capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements.
As of June 30, 2009, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $17.6 million. As of June 30, 2009, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $17.6 million. If credit risk related contingent features underlying these agreements had been triggered as of June 30, 2009, Citizens would have assigned additional collateral of $0.1 million.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breeched these provisions with respect to a S&P rating below investment grade at June 30, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of June 30, 2009, the aforementioned termination value approximated $0.3 million.
As permitted by FIN 39-1, Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $17.6 million.
Note 16. Subsequent Event
On July 31, 2009, Citizens commenced exchange offers for $125 million aggregate principal amount of its 5.75% subordinated debentures (the “Subordinated Notes”) and $150 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I (the “Trust Preferred Securities”) for shares of its common stock (the “Exchange Offers”). Citizens management believes that additional Tier 1 common equity is necessary to maintain and strengthen Citizens’ capital base as the effects of recent events affecting the national economy and particularly the Michigan economy impact its business over the coming months and years. Subject to market conditions, in addition to the Exchange Offers, Citizens may raise additional capital in one or more of the following additional transactions on a public and/or private basis, as applicable: (i) additional offerings of Citizens’ common stock, (ii) asset sales, or (iii) other transactions. If Citizens is unable to sufficiently increase common equity capital through the capital markets and other transactions, it may attempt to obtain additional capital from the U.S. Treasury. Citizens has applied for an investment by the U.S. Treasury of up to $290 million pursuant to its Capital Assistance Program (“CAP”), including $100 million that would be exchanged for a portion of Citizens outstanding Series A Preferred Stock previously issued to the U.S. Treasury under its Capital Purchase Program (“CPP”). The U.S. Treasury is not obligated to approve, and there is no assurance the U.S. Treasury will approve Citizens’ application under the CAP or, if the application is approved, that the U.S. Treasury will invest the full amount for which Citizens may be eligible. Further, Citizens may determine not to accept some or all of the amount of investment for which it is approved.

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Summary of Operations (thousands)
Net interest income	$75,601	$76,946	$85,687	$87,318	$87,615
Provision for loan losses	99,962	64,017	118,565	58,390	74,480
Total fees and other income	20,961	19,233	15,755	28,005	27,058
Investment securities gains (losses)	5	—	(1)	—	—
Noninterest expense (1)	355,433	80,778	78,611	74,301	261,228
Income tax provision (benefit)	(11,415)	(3,467)	99,634	(10,192)	(19,401)
Net loss (2)	(347,413)	(45,149)	(195,369)	(7,176)	(201,634)
Net loss attributable to common shareholders (3)	(352,609)	(49,252)	(195,596)	(18,913)	(201,634)
Taxable equivalent adjustment	4,220	4,337	4,519	4,593	4,611

Per Common Share Data
Basic net loss	$(2.79)	$(0.39)	$(1.55)	$(0.20)	$(2.51)
Diluted net loss	(2.81)	(0.39)	(1.56)	(0.20)	(2.53)
Market value (end of period)	0.71	1.55	2.98	3.08	2.82
Common shareholders’ equity (end of period)	7.57	10.29	10.60	12.20	14.93

At Period End (millions)
Assets	$12,288	$12,982	$13,086	$13,116	$13,170
Portfolio loans	8,426	8,754	9,103	9,378	9,449
Deposits	8,913	9,120	9,052	9,006	8,661
Shareholders’ equity	1,225	1,567	1,601	1,537	1,546

Average for the Quarter (millions)
Assets	$12,774	$13,080	$13,074	$13,157	$13,296
Portfolio loans	8,604	8,908	9,267	9,456	9,514
Deposits	8,995	9,117	8,998	8,837	8,604
Shareholders’ equity	1,557	1,607	1,559	1,551	1,546

Ratios (annualized)
Return on average assets	(10.91)%	(1.40)%	(5.94)%	(0.22)%	(6.10)%
Return on average shareholders’ equity	(89.50)	(11.40)	(49.86)	(1.84)	(52.47)
Average equity to average assets	12.19	12.28	11.92	11.79	11.62
Net interest margin (FTE) (4)	2.73	2.73	3.03	3.09	3.11
Efficiency ratio (5)	88.27	80.36	74.19	61.96	69.70
Net loans charged off to average portfolio loans	2.30	1.67	3.48	0.94	2.93
Allowance for loan losses to portfolio loans	3.96	3.23	2.80	2.32	1.92
Allowance for loan loss as a percent of nonperforming loans	67.25	65.94	83.43	94.13	130.54
Allowance for loan loss as a percent of nonperforming assets	55.13	51.33	58.13	59.75	63.55
Nonperforming assets to portfolio loans plus ORAA (end of period)	7.13	6.25	4.79	3.87	3.01
Nonperforming assets to total assets (end of period)	4.92	4.24	3.36	2.78	2.17
Leverage ratio	8.68	9.32	9.66	8.76	8.71
Tier 1 capital ratio	11.81	12.16	12.21	10.88	10.80
Total capital ratio	13.91	14.21	14.49	13.13	13.03

(1)	Noninterest expense includes a goodwill impairment charge of $266.5 million and $178.1 million in the second quarter of 2009 and second quarter of 2008, respectively.

(2)	Net income (loss) includes a deferred tax valuation allowance of $136.6 million in the fourth quarter of 2008.

(3)	Net income (loss) attributable to common shareholders includes the following items: $5.2 million dividend to preferred shareholders in the second quarter of 2009, $4.1 milion dividend to preferred shareholders in the first quarter of 2009, $0.2 million accretion of redeemable preferred stock in the fourth quarter of 2008 and $11.7 million deemed dividend to preferred shareholders in the third quarter of 2008.

(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(5)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense-Goodwill impairment)/(Net interest income + Taxable equivalent adjustment + Total fees and other income).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three- and six- month periods ended June 30, 2009. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2008 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2008 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.
•	Citizens’ capital raising initiatives contemplate raising a significant amount of common equity from private and/or government sources over the next six months and there is no assurance that Citizens will be successful in its capital raising efforts.
•	The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries when required by bank regulatory agencies, or when it might otherwise wish to do so, in order to maintain their capital ratios at acceptable levels.
•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.
•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and its bank subsidiaries depends substantially on developments in those economies.
•	Difficult economic conditions have adversely affected the banking industry and financial markets generally and may significantly affect Citizens’ business, financial condition, and results of operations.
•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.
•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.
•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens lends to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.
•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase and this could have a negative effect on expenses and results of operations.
•	Citizens may not realize its deferred income tax assets.
•	The proposed Exchange Offers are likely to trigger an ownership change that will negatively affect Citizens’ ability to utilize net operating and capital losses and other deferred tax assets in the future.
•	In order to maintain and strengthen its capital base, Citizens has determined to raise additional capital in transactions that will likely be highly dilutive to its common shareholders.
•	Citizens’ stock price can be volatile.
•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.
•	If Citizens’ common stock fails to meet the listing requirements of the Nasdaq Global Select Market (the “Nasdaq GSM”) and is delisted from trading on that market, the market price of our common stock could be adversely affected.
•	An investment in Citizens’ common stock is not an insured deposit.
•	Citizens may be adversely affected by the soundness of other financial institutions.
•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.
•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.
•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level, or in Citizens’ compliance with applicable regulations, may adversely affect Citizens, including its ability to offer new products and services, obtain financing, pay dividends from its subsidiaries to the holding company, attract deposits, make loans at satisfactory spreads or engage in other business activities. Such changes may also result in the imposition of additional costs.
•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.
•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of Citizens’ parent company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the parent company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.
•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ potential inability to integrate acquired operations could have a negative effect on its expenses and results of operations.
•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.
•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.

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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, fair value measurements, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2008 Annual Report on Form 10-K.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes non-GAAP financial measures such as the efficiency ratio, tangible equity to tangible assets ratio, and tangible common equity to tangible assets ratio. Citizens believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Corporation, its business, and performance trends and facilitates performance comparisons with others in the banking industry. Additionally, Citizens believes the exclusion of goodwill and other intangible assets, net of applicable deferred tax amounts, to create “average tangible assets” and “average tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the Corporation’s performance based, in part, on these non-GAAP financial measures.

Non-GAAP Reconciliation
Citizens Republic Bancorp and Subsidiaries

(dollars in thousands)	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008

Net Interest Income (A)	$75,601	$76,946	$85,687	$87,318	$87,615
Taxable Equivalent Adjustment (B)	4,220	4,337	4,519	4,593	4,611
Noninterest Income (C)	20,966	19,233	15,754	28,005	27,058
Noninterest Expense (D)	355,433	80,778	78,611	74,301	261,228
Goodwill Impairment (E)	266,474	—	—	—	178,089

Efficiency Ratio: (D-E)/(A+B+C)	88.26%	80.36%	74.19%	61.96%	69.70%

Ending Balances (millions)
Assets	$12,288	$12,982	$13,086	$13,116	$13,170
Goodwill	(331)	(597)	(597)	(597)	(597)
Core deposit intangible assets	(17)	(19)	(21)	(24)	(26)
Deferred taxes	6	7	7	8	9

Tangible assets	$11,946	$12,373	$12,475	$12,503	$12,556

Equity	$1,225	$1,567	$1,601	$1,537	$1,546
Goodwill	(331)	(597)	(597)	(597)	(597)
Core deposit intangible assets	(17)	(19)	(21)	(24)	(26)
Deferred taxes	6	7	7	8	9

Tangible equity	$883	$958	$990	$924	$932

Tangible equity	$883	$958	$990	$924	$932
Preferred Stock	(269)	(268)	(266)	—	(114)

Tangible common equity	$614	$690	$724	$924	$818

Equity to Assets	9.97%	12.07%	12.24%	11.72%	11.74%
Tangible Equity to Tangible Assets	7.39	7.74	7.94	7.39	7.42
Tangible Common Equity to Tangible Assets	5.14	5.58	5.80	7.39	6.51
Although Citizens believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered a substitute for GAAP basis financial measures.
Results of Operations
Summary
Citizens reported a net loss of $347.4 million for the three months ended June 30, 2009, compared with a net loss of $201.6 million for the second quarter of 2008. The second quarter of 2009 included a non-cash not tax-deductible goodwill impairment charge of $266.5 million (which had no impact on regulatory capital ratios or Citizens’ overall liquidity). The second quarter of 2008 included a non-cash not tax-deductible goodwill impairment charge, a credit writedown, and fair-value adjustments that together totaled $220.5 million ($205.6 million after-tax). After incorporating the $5.2 million dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $352.6 million for the three months ended June 30, 2009. Diluted net loss per share was $(2.81), compared with $(2.53) for the second quarter of 2008. Annualized returns on average assets and average equity during the second quarter of 2009 were (10.91)% and (89.50)%, respectively, compared with (6.10)% and (52.47)% for the second quarter of 2008.
For the first six months of 2009, Citizens recorded a net loss of $392.6 million, or $3.20 per diluted share, compared with a net loss of $190.5 million or $2.46 per diluted share for the same period of 2008.
The decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. The provision for loan losses for the second quarter of 2009 was $100.0 million, compared with $74.5 million for the second quarter of 2008. Net charge-offs for the second quarter of 2009 totaled $49.2 million, compared with $69.3 million for the second quarter of 2008. The significant increase in the provision for loan losses was primarily due to general economic deterioration in the Midwest and a higher level of nonperforming loans. The decrease from the second quarter of 2008 was primarily the result of a $35.1 million fair-value adjustment ($16.8 million on commercial real estate and $18.3 million on residential mortgage) during the second quarter of 2008 when these loans were transferred to the held for sale portfolio.
Total assets at June 30, 2009 were $12.3 billion, a decrease of $797.7 million or 6.1% from December 31, 2008 and a decrease of $881.7 million or 6.7% from June 30, 2008. The declines were primarily due to reductions in total portfolio loans and the second quarter of 2009 goodwill impairment, partially offset by higher money market investments. Total deposits at June 30, 2009 were $8.9 billion, a decrease of $138.9 million or 1.5% from December 31, 2008 and an increase of $252.3 million or 2.9% over June 30, 2008. The increases were primarily the result of clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds as well as a strategic shift in funding mix from short-term borrowings to longer-term retail certificates of deposit due to deposit generation campaigns.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 73% deposits, 16% long-term debt, 10% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity, if necessary.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards, as evidenced by the following key capital ratios.

	Regulatory
	Minimum				Excess Capital
	for “Well-				over Minimum
	Capitalized”	6/30/09	3/31/09	12/31/08	(in millions)
Tier 1 capital ratio	6.00%	11.81%	12.16%	12.21%	$530.7
Total capital ratio	10.00	13.91	14.21	14.49	357.2
Tier 1 leverage ratio	5.00	8.68	9.32	9.66	457.4
Tangible equity to tangible assets		7.39	7.74	7.94
Tangible common equity to tangible assets		5.14	5.58	5.80
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2009 and 2008 is presented below.

Average Balances/Net Interest Income/Average Rates

	2009			2008
Three Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$521,644	$325	0.25%	$2,379	$16	2.72%
Investment securities (3):
Taxable	1,716,468	20,068	4.68	1,483,409	19,021	5.13
Tax-exempt	629,411	6,729	6.58	670,792	7,280	6.68
FHLB and Federal Reserve stock	154,377	529	1.37	148,838	1,898	5.12
Portfolio Loans (4):
Commercial and industrial	2,300,885	25,447	4.53	2,658,841	35,985	5.54
Commercial real estate	2,943,786	39,318	5.36	3,159,286	49,824	6.35
Residential mortgage	1,177,791	14,580	4.95	1,355,377	20,804	6.14
Direct consumer	1,378,223	20,836	6.06	1,517,420	25,203	6.68
Indirect consumer	803,532	13,535	6.76	823,530	13,696	6.69

Total portfolio loans	8,604,217	113,716	5.33	9,514,454	145,512	6.18
Loans held for sale	84,654	765	3.62	65,430	667	4.08

Total earning assets (3)	11,710,771	142,132	5.01	11,885,302	174,394	6.05
Nonearning Assets
Cash and due from banks	158,977			193,533
Bank premises and equipment	122,402			126,311
Investment security fair value adjustment	15,404			19,097
Other nonearning assets	1,057,928			1,249,579
Allowance for loan losses	(291,565)			(177,441)

Total assets	$12,773,917			$13,296,381

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$927,698	$1,077	0.47%	$769,241	$1,261	0.66%
Savings deposits	2,671,620	5,302	0.80	2,645,759	10,759	1.64
Time deposits	4,188,303	35,909	3.44	4,073,917	41,114	4.06
Short-term borrowings	59,086	53	0.36	337,373	1,836	2.19
Long-term debt	1,999,435	24,190	4.85	2,673,757	31,809	4.78

Total interest-bearing liabilities	9,846,142	66,531	2.71	10,500,047	86,779	3.32
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,207,641			1,114,849
Other liabilities	163,266			135,932
Shareholders’ equity	1,556,868			1,545,553

Total liabilities and shareholders’ equity	$12,773,917			$13,296,381

Net Interest Income		$75,601			$87,615

Interest Spread (5)			2.30%			2.73%
Contribution of noninterest bearing sources of funds			0.43			0.38

Net Interest Margin (5)(6)			2.73%			3.11%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.2 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2009			2008
Six Months Ended June 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$474,496	$588	0.25%	$3,434	$46	2.68%
Investment securities (3):
Taxable	1,727,347	41,980	4.86	1,506,082	40,044	5.32
Tax-exempt	640,542	13,686	6.57	674,746	14,650	6.68
FHLB and Federal Reserve stock	151,586	1,895	2.51	148,839	3,591	4.85
Portfolio Loans (4):
Commercial and industrial	2,392,514	53,375	4.59	2,611,432	73,131	5.73
Commercial real estate	2,943,964	78,077	5.35	3,150,765	103,711	6.62
Residential mortgage loans	1,207,583	31,530	5.22	1,386,545	43,767	6.31
Direct consumer	1,404,954	42,378	6.08	1,535,383	53,109	6.96
Indirect consumer	806,263	27,046	6.76	822,706	27,565	6.74

Total portfolio loans	8,755,278	232,406	5.37	9,506,831	301,283	6.40
Loans held for sale	88,992	1,266	2.85	69,744	1,897	5.44

Total earning assets (3)	11,838,241	291,821	5.10	11,909,676	361,511	6.25

Nonearning Assets
Cash and due from banks	166,040			199,318
Bank premises and equipment	122,984			128,263
Investment security fair value adjustment	4,527			25,695
Other nonearning assets	1,070,573			1,278,010
Allowance for loan losses	(276,110)			(171,628)

Total assets	$12,926,255			$13,369,334

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$875,718	$2,006	0.46%	$772,999	$2,530	0.66%
Savings deposits	2,634,437	11,268	0.86	2,529,242	25,008	1.99
Time deposits	4,367,549	76,154	3.52	4,105,737	87,174	4.27
Short-term borrowings	64,733	147	0.46	485,014	6,807	2.82
Long-term debt	2,058,129	49,699	4.86	2,669,559	64,065	4.82

Total interest-bearing liabilities	10,000,566	139,274	2.81	10,562,551	185,584	3.53
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,178,194			1,102,552
Other liabilities	165,881			142,135
Shareholders’ equity	1,581,614			1,562,096

Total liabilities and shareholders’ equity	$12,926,255			$13,369,334

Net Interest Income		$152,547			$175,927

Interest Spread (5)			2.29%			2.72%
Contribution of noninterest bearing sources of funds			0.44			0.40

Net Interest Margin (5)(6)			2.73%			3.12%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $8.6 million and $9.3 million for the six months ended June 30, 2009 and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average interest rates, net interest spread, and net interest margin are presented in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” on a fully taxable equivalent basis. This presentation is customary in the banking industry because it permits comparability of yields on both taxable and tax-exempt sources of interest income.
The decrease in net interest margin from the second quarter of 2008 was primarily the result of deposit price competition, the transfer of loans to nonperforming status, and an increase in funding costs related to extending the maturities of wholesale borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The decrease from the first six months of 2008 was a result of the aforementioned factors.
The decrease in net interest income from the second quarter of 2008 was due to the lower net interest margin and a $174.5 million decrease in average earning assets. The decrease in average earning assets was the result of a decrease in loan portfolio balances due to lower demand in the current Midwest economic environment, partially offset by an increase in investment securities and money market investments. For the six months ended June 30, 2009, net interest income declined to $152.5 million compared with $175.9 million for the same period of 2008 as a result of the lower net interest margin and a $71.4 million decrease in average earning assets due to the aforementioned factors.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2009 compared with 2008	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$309	$(28)	$337	$542	$(80)	$622
Investment securities:
Taxable	1,047	(1,773)	2,820	1,936	(3,628)	5,564
Tax-exempt	(551)	(107)	(444)	(964)	(230)	(734)
FHLB and Federal Reserve stock	(1,369)	(1,437)	68	(1,696)	(1,761)	65
Loans:
Commercial and industrial	(10,538)	(6,069)	(4,469)	(19,756)	(14,044)	(5,712)
Commercial real estate	(10,506)	(7,268)	(3,238)	(25,634)	(19,228)	(6,406)
Residential mortgage loans	(6,224)	(3,711)	(2,513)	(12,237)	(7,005)	(5,232)
Direct consumer	(4,367)	(2,160)	(2,207)	(10,731)	(6,504)	(4,227)
Indirect consumer	(161)	174	(335)	(519)	(38)	(481)

Total portfolio loans	(31,796)	(19,034)	(12,762)	(68,877)	(46,819)	(22,058)
Loans held for sale	98	(82)	180	(631)	(1,063)	432

Total	(32,262)	(22,461)	(9,801)	(69,690)	(53,581)	(16,109)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	(184)	(412)	228	(524)	(832)	308
Savings	(5,457)	(5,561)	104	(13,740)	(14,745)	1,005
Time	(5,205)	(6,332)	1,127	(11,020)	(16,383)	5,363
Short-term borrowings	(1,783)	(897)	(886)	(6,660)	(3,280)	(3,380)
Long-term debt	(7,619)	531	(8,150)	(14,366)	224	(14,590)

Total	(20,248)	(12,671)	(7,577)	(46,310)	(35,016)	(11,294)

Net Interest Income	$(12,014)	$(9,790)	$(2,224)	$(23,380)	$(18,565)	$(4,815)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income from the second quarter of 2008 reflects rate variances that were unfavorable in the aggregate and volume variances that were unfavorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2009 and deposit price competition, partially offset by expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to weak customer demand in all loan categories, growth in the commercial on-balance sheet sweep product and an increase in retail and brokered time deposits due to a strategic shift in the funding mix. This was partially offset by an increase in the investment securities and money market investment portfolios as a result of using the proceeds from the preferred stock issuance in the fourth quarter of 2008 and a decrease in short-term borrowings and long-term debt due to the aforementioned shift in funding.
The decrease in net interest income from the first six months of 2008 reflects rate variances that were unfavorable in the aggregate and volume variances that were unfavorable in the aggregate due to the aforementioned factors.
Noninterest Income
The components of noninterest income for the three and six months ended June 30, 2009 and 2008 are presented below.
Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2009		June 30,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Service charges on deposit accounts	$10,836	$12,036	$(1,200)	(10.0)%	$21,104	$23,502	$(2,398)	(10.2)%
Trust fees	3,464	4,608	(1,144)	(24.8)	6,883	9,392	(2,509)	(26.7)
Mortgage and other loan income	3,715	3,023	692	22.9	6,794	6,367	427	6.7
Brokerage and investment fees	1,450	2,211	(761)	(34.4)	2,777	4,127	(1,350)	(32.7)
ATM network user fees	1,665	1,677	(12)	(0.7)	3,119	3,090	29	0.9
Bankcard fees	2,093	1,924	169	8.8	3,987	3,668	319	8.7
Losses on held or sale loans	(4,350)	(2,248)	(2,102)	93.5	(10,502)	(2,247)	(8,255)	367.4
Other income	2,088	3,827	(1,739)	(45.4)	6,032	10,084	(4,052)	(40.2)

Total fees and other income	20,961	27,058	(6,097)	(22.5)	40,194	57,983	(17,789)	(30.7)
Investment securities gains	5	—	5	—	5	—	5	—

Total noninterest income	$20,966	$27,058	$(6,092)	(22.5)	$40,199	$57,983	$(17,784)	(30.7)

The decrease in noninterest income from the second quarter of 2008 was primarily due to a higher net loss on loans held for sale, as well as lower other income, service charges on deposit accounts, and trust fees, partially offset by higher mortgage and other loan income. The higher net loss on loans held for sale was primarily the result of higher writedowns to reflect market-value declines for the underlying collateral. The decrease in other income was primarily the result of a reduced crediting rate related to bank owned life insurance as a result of decreased returns on the underlying investments. The decrease in trust fees was primarily the result of negative market conditions. The decrease in service charges on deposit accounts was primarily the result of a decline in customer transaction volume. The increase in mortgage and other loan income was primarily the result of an alliance with PHH Mortgage entered into in 2008.
The decrease in noninterest income from the first six months of 2008 was primarily due to higher net losses on loans held for sale, as well as lower other income, trust fees, and service charges on deposit accounts due to the aforementioned factors.
Noninterest Expense
The components of noninterest expense for the three and six months ended June 30, 2009 and 2008 are presented below.

Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change in 2009		June 30,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries and employee benefits	$35,950	$39,046	$(3,096)	(7.9)%	$69,867	$81,271	$(11,404)%	(14.0)%
Occupancy	6,762	6,954	(192)	(2.8)	14,685	14,629	56	0.4
Professional services	2,783	4,531	(1,748)	(38.6)	5,919	8,294	(2,375)	(28.6)
Equipment	3,049	3,420	(371)	(10.8)	5,899	6,650	(751)	(11.3)
Data processing services	4,346	4,233	113	2.7	8,620	8,537	83	1.0
Advertising and public relations	2,274	1,458	816	56.0	3,699	3,296	403	12.2
Postage and delivery	1,526	2,058	(532)	(25.9)	3,101	3,785	(684)	(18.1)
Other loan expenses	6,861	3,448	3,413	99.0	12,798	5,259	7,539	143.3
ORE expenses, profits, and losses, net	4,417	6,394	(1,977)	(30.9)	12,777	7,636	5,141	67.3
Intangible asset amortization	1,952	2,333	(381)	(16.3)	3,989	4,780	(791)	(16.5)
Goodwill impairment	266,474	178,089	88,385	49.6	266,474	178,089	88,385	49.6
Other expenses	19,039	9,264	9,775	105.5	28,383	15,564	12,819	82.4

Total noninterest expense	$355,433	$261,228	$94,205	36.1	$436,211	$337,790	$98,421	29.1

The increase in noninterest expense over the second quarter of 2008 was primarily the result of the higher goodwill impairment charge, as well as higher other expense and higher other loan expenses, partially offset by decreases in salaries and employee benefits, ORE expenses, and professional services. The increase in other expense was primarily the result of an increase in FDIC insurance premiums due to the industry-wide special assessment ($5.6 million) and rate increases, partially offset by the effects of the second quarter of 2008 expense related to exiting two third-party contracts. The increase in other loan expense was primarily the result of higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The decrease in salaries and employee benefits was primarily due to lower staffing levels and the suspension of the employer contributions to the 401(k) plan during the second quarter of 2009, partially offset by an increase in the deferred compensation obligation. The decrease in ORE expenses was primarily the result of marking fewer ORE assets down to market value. The decrease in professional services was primarily due to cost savings initiatives implemented during 2009.
Salary costs included severance expense of less than $0.1 million for the second quarter of 2009 and the second quarter of 2008. Citizens had 2,157 full-time equivalent employees at June 30, 2009 compared with 2,321 at June 30, 2008.
The increase in noninterest expense over the first six months of 2008 was primarily the result of the higher goodwill impairment charge, as well as higher other loan expense, and other expense, partially offset by lower salaries and employee benefits and professional services due to the aforementioned factors. Additionally, the increase in ORE expense was primarily the result of marking more ORE assets down to market value as well as higher carrying costs related to holding a larger inventory of ORE properties in 2009.
Income Taxes
The income tax benefit for the second quarter of 2009 was $11.4 million, compared with $19.4 million for the second quarter of 2008. For the first six months of 2009, the income tax benefit totaled $14.9 million, a decrease of $3.6 million from the same period of 2008. The decreases were primarily due to the effect of higher pre-tax losses and current period adjustments to other comprehensive income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Specialty Commercial	$(32,720)	$(191,557)	$(47,234)	$(196,062)
Regional Banking	(266,403)	6,052	(263,841)	23,558
Wealth Management	440	496	956	1,475
Other	(48,730)	(16,625)	(82,443)	(19,478)

Net Income	$(347,413)	$(201,634)	$(392,562)	$(190,507)

Specialty Commercial
Net losses declined in the three and six month periods ended June 30, 2009 as compared with the same periods of the prior year. The decrease was primarily the result of lower noninterest expense partially offset by higher provision for loan losses, lower net interest income and noninterest income. The lower noninterest expense was primarily due to the effects of the goodwill impairment charge in the second quarter of 2008. The increase in loan loss provision was due to higher nonperforming commercial loans. The decrease in net interest income was primarily the result of an increase in nonaccrual commercial real estate loans. The decrease in noninterest income was primarily a result of higher net losses on loans held for sale.
Regional Banking
Net income declined for the three and six month periods ended June 30, 2009 as compared with the same periods of the prior year. The decrease was a result of higher provision for loan losses, lower noninterest income and higher noninterest expense, partially offset by higher net interest income. The increase in the provision for loan losses was primarily the result of higher net charge-offs related to the home equity and commercial loan portfolios. Noninterest income declined primarily due to lower service charges on deposit accounts. Noninterest expense increased primarily because of the aforementioned goodwill impairment charge and the industry-wide increase in FDIC insurance rates. The increase in net interest income was primarily the result of expanding loan spreads, clients holding higher deposit balances in transaction accounts and declining deposit costs, partially offset by lower earning assets and increased nonaccrual commercial loans.
Wealth Management
Net income declined for the three and six month periods ended June 30, 2009 as compared with the same periods of the prior year. The decrease was primarily the result of lower noninterest income partially offset by a decline in noninterest expense. The decrease in noninterest income was primarily the result of lower trust fees due to declines in market valuation for these assets since the second quarter of 2008, as well as a decrease in brokerage income from lower demand for investment products. The decrease in noninterest expense was primarily due to lower salary expense as result of lower staffing levels. Trust assets under administration were $2.0 billion at June 30, 2009, a decrease of $0.5 billion from June 30, 2008.

Other
Net loss increased in the three month period ended June 30, 2009 as compared with the same period of the prior year. The increase was the result of lower net interest income, lower noninterest income as well as higher noninterest expense, partially offset by a lower provision for loan losses. The decrease in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decline in net interest income was partially offset by income provided by higher short-term investment balances. The decrease in noninterest income was primarily the result of a decrease in income from bank owned life insurance policies due to decreased returns on the underlying investments. Noninterest expense increased due to the aforementioned increase in FDIC insurance, partially offset by lower expenses associated with ORE property. The decrease in the provision for loan losses was primarily the result of lower net charge-offs on residential mortgage loans, partially offset by the continued migration of loans to nonperforming status. This migration, and Citizens’ evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. Net loss increased in the six month period compared to same period of the prior year. The increase was the result of lower net interest income, lower noninterest income, and higher noninterest expense. The increase in noninterest expense was primarily due to an increase in ORE expenses, partially offset by lower salary expense. The provision for loan losses was essentially unchanged from the prior year.
Financial Condition
Total assets at June 30, 2009 were $12.3 billion, a decrease of $797.7 million or 6.1% from December 31, 2008 and a decrease of $881.7 million or 6.7% from June 30, 2008. The declines were primarily the result of reductions in total portfolio loans and the second quarter of 2009 goodwill impairment, partially offset by higher money market investments.
Money Market Investments
Money market investments at June 30, 2009 totaled $560.7 million, an increase of $345.8 million over December 31, 2008 and an increase of $560.5 million over June 30, 2008. The increases were primarily the result of holding excess short-term funds with the Federal Reserve as a result of continued core deposit growth coupled with a lack of demand for loans from credit-worthy clients.
Investment Securities
Investment securities at June 30, 2009 totaled $2.3 billion, a decrease of $56.0 million or 2.3% from December 31, 2008 and an increase of $206.7 million or 9.7% over June 30, 2008. The decrease from December 31, 2008 was primarily the result of using portfolio cash flow to reduce long-term borrowings. The increase over June 30, 2008 was primarily the result of investing the proceeds from the fourth quarter of 2008 participation in the TARP Capital Purchase Program into securities that can be pledged as collateral for funding of future loans, partially offset by using portfolio cash flow to reduce short-term and long-term borrowings. Citizens did not have any other-than-temporary impairment charges during the second quarter of 2009. See Note 3 to the Consolidated Financial Statements for additional information on investment securities.
Portfolio Loans
Total portfolio loans were $8.4 billion at June 30, 2009, a decrease of $677.0 million or 7.4% from December 31, 2008 and a decrease of $1.0 billion or 10.8% from June 30, 2008.
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

Commercial Loan Portfolio

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30
(in millions)	2009	2009	2008	2008	2008
Land Hold	$54.9	$54.2	$45.0	$48.3	$49.8
Land Development	123.1	121.2	132.7	125.0	128.2
Construction	230.4	257.7	263.5	364.2	344.1
Income Producing	1,534.5	1,558.2	1,556.2	1,533.2	1,569.9
Owner-Occupied	979.5	953.0	967.3	999.6	1,009.3

Total Commercial Real Estate	2,922.4	2,944.3	2,964.7	3,070.3	3,101.3
Commercial and Industrial	2,198.3	2,394.4	2,602.4	2,703.7	2,703.8

Total Commercial Loans	$5,120.7	$5,338.7	$5,567.1	$5,774.0	$5,805.1

Total commercial loans at June 30, 2009 were $5.1 billion, a decrease of $446.3 million or 8.0% from December 31, 2008 and a decrease of $684.4 million or 11.8% from June 30, 2008. The decreases were primarily the result of a decline in customer demand from credit-worthy clients.
Residential mortgage loans at June 30, 2009 decreased $117.8 million or 9.3% from December 31, 2008 to $1.1 billion and decreased $163.7 million or 12.5% from June 30, 2008. The declines were primarily the result of normal paydowns as a result of client activity and new business not being retained in the portfolio due to Citizens’ strategy of selling more than 90% of new mortgage originations into the secondary market.
Direct consumer loans, which are primarily home equity loans, decreased $100.7 million or 6.9% from December 31, 2008 and decreased $150.8 million or 10.0% from June 30, 2008. Indirect consumer loans, which are primarily marine and recreational vehicle loans, were essentially unchanged from December 31, 2008 and decreased $24.5 million or 2.9% from June 30, 2008. The decreases for both portfolios were due to weaker consumer demand.
     Credit Quality
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. In the second quarter of 2009, Citizens further expanded the non-watch commercial credit review of automotive and real estate related credits to include other manufacturers, relationships with significant credit exposure, businesses affected by the trickle-down effect of recent bankruptcy filings in the U.S. automotive industry, and additional segments of income producing commercial real estate. This process seeks to validate each such credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios while strengthening these relationships and improving communication with these clients.
The following tables represent five qualitative aspects of the loan portfolio that illustrate the overall level of risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — This table illustrates the commercial loans that, while still accruing interest, may be at risk due to general economic conditions or changes in a borrower’s financial status.
•	Nonperforming Assets — This table illustrates the loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.

     Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Table 1 — Delinquency Rates By Loan Portfolio

	Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008
30 to 89 days Past Due		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$3.5	6.38%	$3.7	6.83%	$3.9	8.67%	$7.3	15.11%	$9.3	18.67%
Land Development	1.3	1.06	11.1	9.16	5.2	3.92	10.3	8.24	1.1	0.86
Construction	1.7	0.74	16.7	6.48	27.3	10.36	26.1	7.17	11.9	3.46
Income Producing	50.0	3.26	64.2	4.12	76.7	4.93	50.1	3.27	48.5	3.09
Owner-Occupied	15.6	1.59	37.4	3.92	37.5	3.88	21.3	2.13	18.6	1.84

Total Commercial Real Estate	72.1	2.47	133.1	4.52	150.6	5.08	115.1	3.75	89.4	2.88
Commercial and Industrial	34.0	1.55	47.1	1.97	56.5	2.17	29.1	1.08	29.5	1.09

Total Commercial Loans	106.1	2.07	180.2	3.38	207.1	3.72	144.2	2.50	118.9	2.05

Residential Mortgage	27.7	2.42	25.9	2.14	39.5	3.13	37.7	2.95	38.5	2.94
Direct Consumer	23.3	1.72	20.4	1.45	25.5	1.76	19.5	1.32	18.4	1.22
Indirect Consumer	14.6	1.81	14.7	1.83	18.5	2.25	13.6	1.61	14.4	1.73

Total Consumer Loans	65.6	1.98	61.0	1.79	83.5	2.36	70.8	1.96	71.3	1.96
Total Delinquent Loans	$171.7	2.04%	$241.2	2.76%	$290.6	3.19%	$215.0	2.29%	$190.2	2.01%

Total delinquencies at June 30, 2009 decreased $118.9 million or 40.9% from December 31, 2008 and decreased $18.5 million or 9.7% from June 30, 2008. The decrease from December 31, 2008 was primarily the result of delinquent commercial loans returning to current status and loans migrating to nonperforming status. The decrease from June 30, 2008 was primarily due to improved administrative renewal efforts in 2009. However, the weak economy in the Midwest and particularly in Michigan, continues to significantly impact Citizens’ commercial real estate portfolio and, to a lesser extent, the commercial and industrial portfolio.
     Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions decline. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.
Table 2 — Commercial Watchlist

	Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008
Accruing loans only		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$18.1	32.97%	$15.7	28.97%	$18.5	41.11%	$20.7	42.86%	$24.2	48.59%
Land Development	83.6	67.91	62.4	51.49	49.3	37.15	51.8	41.44	47.5	37.05
Construction	90.3	39.19	86.6	33.60	74.8	28.39	104.8	28.78	86.3	25.08
Income Producing	458.9	29.91	421.9	27.08	401.0	25.77	290.3	18.93	239.3	15.24
Owner-Occupied	274.4	28.01	224.2	23.53	178.4	18.44	167.0	16.71	161.8	16.03

Total Commercial Real Estate	925.3	31.66	810.8	27.54	722.0	24.35	634.6	20.67	559.1	18.03
Commercial and Industrial	532.9	24.24	479.7	20.03	436.8	16.78	431.2	15.95	432.5	16.00

Total Watchlist Loans	$1,458.2	28.48%	$1,290.5	24.17%	$1,158.8	20.82%	$1,065.8	18.46%	$991.6	17.08%

Accruing watchlist loans at June 30, 2009 increased $299.4 million or 25.8% over December 31, 2008 and increased $466.6 million or 47.1% over June 30, 2008. The increases were primarily the result of the aforementioned non-watch commercial credit reviews as signs of economic or business related stress indicate more credit oversight and review is warranted. Additionally, the increases were also impacted by continuing commercial real estate deterioration in Michigan and, as a way to help mitigate future losses, additional proactive downgrades as Citizens closely monitors borrowers’ repayment capacity in this environment.
     Nonperforming Assets
The table below provides a summary of nonperforming assets.
Table 3 — Nonperforming Assets

	Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$13.1	23.86%	$12.0	22.14%	$10.4	23.11%	$11.0	22.77%	$3.4	6.83%
Land Development	15.1	12.27	14.6	12.05	23.4	17.63	20.6	16.48	22.8	17.78
Construction	36.0	15.63	26.5	10.28	18.3	6.94	25.7	7.06	12.6	3.66
Income Producing	139.4	9.08	116.3	7.46	78.6	5.05	57.6	3.76	23.1	1.47
Owner-Occupied	72.0	7.35	66.5	6.98	31.8	3.29	17.7	1.77	13.1	1.30

Total Commercial Real Estate	275.6	9.43	235.9	8.01	162.5	5.48	132.6	4.32	75.0	2.42
Commercial and Industrial	91.8	4.18	83.7	3.50	64.6	2.48	38.2	1.41	31.6	1.17

Total Nonaccruing Commercial Loans	367.4	7.17	319.6	5.99	227.1	4.08	170.8	2.96	106.6	1.84

Residential Mortgage	103.3	9.02	84.6	7.00	59.5	4.71	40.2	3.14	12.4	0.95
Direct Consumer	20.3	1.50	21.0	1.49	15.1	1.04	16.3	1.10	16.3	1.09
Indirect Consumer	1.4	0.17	2.0	0.25	2.6	0.32	2.1	0.25	1.4	0.17

Total Nonaccruing Consumer Loans	125.0	3.78	107.6	3.15	77.2	2.18	58.6	1.63	30.1	0.83
Total Nonaccruing Loans	492.4	5.84	427.2	4.88	304.3	3.34	229.4	2.45	136.7	1.45
Loans 90+ days still accruing	0.8	0.01	1.0	0.01	1.5	0.02	1.6	0.02	2.2	0.02
Restructured loans	2.5	0.03	0.4	0.00	0.2	0.00	0.3	0.00	0.3	0.00

Total Nonperforming Portfolio Loans	495.7	5.88%	428.6	4.90%	306.0	3.36%	231.3	2.47%	139.2	1.47%
Nonperforming Held for Sale	54.3		64.6		75.2		86.6		92.6
Other Repossessed Assets Acquired	54.7		57.4		58.0		46.5		54.1

Total Nonperforming Assets	$604.7		$550.6		$439.2		$364.4		$285.9

Nonperforming assets increased $165.5 million or 37.7% over December 31, 2008 and increased $318.8 million over June 30, 2008. The increases were primarily the result of continued deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest. Nonperforming assets at June 30, 2009 represented 7.13% of total loans plus other repossessed assets acquired compared with 4.79% at December 31, 2008 and 3.01% at June 30, 2008. Nonperforming commercial loan inflows were $133.3 million in the second quarter of 2009 compared with $54.5 million in the second quarter of 2008.
Nonperforming commercial loan outflows were $85.9 million in the second quarter of 2009 compared with $135.9 million in the second quarter of 2008. The second quarter of 2009 outflows included $22.3 million in loans that returned to accruing status, $26.5 million in loan payoffs and paydowns, $34.1 million in charged-off loans, and $3.0 million transferred to other repossessed assets acquired.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
     Net Charge-Offs, Provision for Loan Losses, and Allowance for Loan Losses
A summary of net charge-off experience in each of the five most recent fiscal quarters is provided below.

Table 4 — Net Charge-Offs

	Three Months Ended
	Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008		Jun 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**

Land Hold	$0.6	4.37%	$—	—%	$4.6	40.89%	$1.7	14.08%	$0.7	5.62%
Land Development	2.4	7.80	6.3	20.79	5.8	17.48	6.9	22.08	16.4	51.17
Construction	5.8	10.07	2.0	3.10	10.7	16.24	0.5	0.55	13.8	16.04
Income Producing	12.6	3.28	7.8	2.00	21.7	5.58	4.4	1.15	7.7	1.96
Owner-Occupied	7.9	3.23	2.4	1.01	3.1	1.28	1.3	0.52	3.4	1.35

Total Commercial Real Estate	29.3	4.01	18.5	2.51	45.9	6.19	14.8	1.93	42.0	5.42
Commercial and Industrial	6.8	1.24	8.0	1.34	21.9	3.37	0.4	0.06	0.6	0.09

Total Commercial Loans	36.1	2.82	26.5	1.99	67.8	4.87	15.2	1.05	42.6	2.94

Residential Mortgage	2.2	0.77	0.8	0.26	1.6	0.51	0.5	0.16	20.7	6.33
Direct Consumer	6.5	1.92	4.4	1.25	5.9	1.63	3.3	0.89	3.1	0.83
Indirect Consumer	4.4	2.18	5.0	2.49	5.7	2.78	3.4	1.61	2.9	1.39

Total Consumer Loans	13.1	1.59	10.2	1.19	13.2	1.49	7.2	0.80	26.7	2.93
Total Net Charge-offs	$49.2	2.30%	$36.7	1.67%	$81.0	3.48%	$22.4	0.94%	$69.3	2.93%

**	Represents an annualized rate.
The decrease in net charge-offs for the second quarter of 2009 from the second quarter of 2008 was primarily the result of a $35.1 million fair-value adjustment ($16.8 million on commercial real estate and $18.3 million on residential mortgage) during the second quarter of 2008 when these loans were transferred to the held for sale portfolio.
After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $100.0 million in the second quarter of 2009, compared with $74.5 million in the second quarter of 2008. The increase was primarily the result of the continued migration of loans to nonperforming status, partially offset by lower net residential mortgage charge-offs. This migration, and evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off.
A summary of loan loss experience during the three and six months ended June 30, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Allowance for loan losses — beginning of period	$282,647	$176,528	$255,321	$163,353
Provision for loan losses	99,962	74,480	163,979	105,099
Charge-offs	55,518	71,040	93,621	89,649
Recoveries	6,278	1,750	7,690	2,915

Net charge-offs	49,240	69,290	85,931	86,734

Allowance for loan losses — end of period	$333,369	$181,718	$333,369	$181,718

Portfolio loans outstanding at period end	$8,425,588	$9,449,016	$8,425,588	$9,449,016
Average portfolio loans outstanding during period	8,604,217	9,514,454	8,755,278	9,506,831
Allowance for loan losses as a percentage of portfolio loans	3.96%	1.92%	3.96%	1.92%
Ratio of net charge-offs during period to average portfolio loans (annualized)	2.30	2.93	1.98	1.83
The increase in the allowance for loan losses was primarily the result of continued deterioration in commercial real estate loans, signs of potential deterioration in commercial and industrial loans due to recessionary pressures, and an increase in the loss migration rates and extended duration of residential mortgage and consumer loans. Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at June 30, 2009. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2008 Annual Report on Form 10-K.

Loans Held for Sale
Loans held for sale at June 30, 2009 totaled $78.1 million, a decrease of $13.2 million or 14.5% from December 31, 2008 and a decrease of $33.4 million or 29.9% from June 30, 2008. The decreases were primarily the result of declines in commercial loans held for sale due to customer paydowns, adjustments to reflect current fair-market value, and transfers to ORE.
Goodwill
Goodwill at June 30, 2009 was $330.7 million, a decrease of $266.5 million from December 31, 2008 and June 30, 2008. The decreases were due to a $266.5 million non-cash not tax-deductible goodwill impairment charge recorded in the second quarter of 2009. As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, continued deterioration in the credit quality of Citizens’ loan portfolios, and the uncertain trickle-down effect of recent bankruptcy filings by several major companies in the U.S. automotive industry, Citizens determined it was necessary to perform an interim goodwill impairment test. The interim goodwill impairment test was performed in the second quarter of 2009 and included discounted cash flow and portfolio pricing analyses that reflected management’s outlook for the current business environment. Based on these analyses, Citizens concluded that the goodwill allocated to its Regional Banking reporting unit was impaired. There can be no assurance, however, that future testing will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets. See Note 5 to the Consolidated Financial Statements for additional information on goodwill.
Deposits
Total deposits at June 30, 2009 were $8.9 billion, a decrease of $138.9 million or 1.5% from December 31, 2008 and an increase of $252.3 million or 2.9% over June 30, 2008. Core deposits, which exclude all time deposits, totaled $4.8 billion at June 30, 2009, an increase of $415.5 million or 9.4% over December 31, 2008 and an increase of $318.4 million or 7.0% over June 30, 2008. The increases were primarily the result of clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds. Time deposits totaled $4.1 billion at June 30, 2009, a decrease of $554.4 million or 12.0% from December 31, 2008 and essentially unchanged from June 30, 2008. The decrease in time deposits from December 31, 2008 was primarily the result of a $388.8 million planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits.
Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Citizens had approximately $1.1 billion in time deposits of $100,000 or more at June 30, 2009, compared with $1.4 billion at December 31, 2008 and June 30, 2008. At June 30, 2009, Citizens had $668.1 million in brokered deposits, compared with $1.1 billion at December 31, 2008 and $793.5 million at June 30, 2008. The decrease in brokered deposits is due to planned reduction of brokered deposits aligned with organic deposit growth initiatives. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury, tax and loans. Short-term borrowed funds at June 30, 2009 totaled $59.9 million, a decrease of $15.5 million from December 31, 2008 and a decrease of $285.1 million from June 30, 2008. The decrease from December 31, 2008 was primarily the result of lower short-term repurchase agreement balances, partially offset by an increase in treasury, tax, and loan borrowings. The decrease from June 30, 2008 was primarily the result of a strategic shift in funding mix toward deposits and the deployment of excess liquidity generated in part from the June 2008 capital offering to pay down short-term borrowings.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2009 totaled $1.9 billion, a decrease of $256.0 million or 11.7% from December 31, 2008 and a decrease of $561.6 million or 22.5% from June 30, 2008. The decreases were primarily the result of applying the proceeds from loan prepayments to reduce wholesale funding.
Capital Resources
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of June 30, 2009, December 31, 2008 and June 30, 2008 are presented below.

Capital Ratios

	Regulatory Minimum
		“Well-	June 30,	December 31,	June 30,
	Required	Capitalized”	2009	2008	2008

Risk based:
Tier 1 capital	4.00%	6.00%	11.81%	12.21%	10.80%
Total capital	8.00	10.00	13.91	14.49	13.03

Tier 1 leverage	4.00	5.00	8.68	9.66	8.71
On July 31, 2009, Citizens commenced exchange offers for $125 million aggregate principal amount of its 5.75% subordinated debentures (the “Subordinated Notes”) and $150 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I (the “Trust Preferred Securities”) for shares of its common stock (the “Exchange Offers”). Citizens management believes that additional Tier 1 common equity is necessary to maintain and strengthen Citizen’ capital base as the effects of recent events affecting the national economy and particularly the Michigan economy impact its business over the coming months and years. Subject to market conditions, in addition to the Exchange Offers, Citizens may raise additional capital in one or more of the following additional transactions on a public and/or private basis, as applicable: (i) additional offerings of Citizens’ common stock, (ii) asset sales, or (iii) other transactions. If Citizens is unable to sufficiently increase common equity capital through the capital markets and other transactions, it may attempt to obtain additional capital from the U.S. Treasury. Citizens has applied for an investment by the U.S. Treasury of up to $290 million pursuant to its Capital Assistance Program (“CAP”), including $100 million that would be exchanged for a portion of Citizens outstanding Series A Preferred Stock previously issued to the U.S. Treasury under its Capital Purchase Program (“CPP”). The U.S. Treasury is not obligated to approve, and there is no assurance the U.S. Treasury will approve Citizens’ application under the CAP or, if the application is approved, that the U.S. Treasury will invest the full amount for which Citizens may be eligible. Further, Citizens may determine not to accept some or all of the amount of investment for which it is approved.
Citizens has filed a registration statement (including a prospectus and related exchange offers materials) with the SEC for the Exchange Offers. Holders of the Subordinated Notes or the Trust Preferred Securities should read the prospectus in that registration statement and other documents Citizens has filed with the SEC for more complete information about Citizens and the Exchange Offers before deciding whether to tender into the Exchange Offers. Holders may obtain these documents for free by visiting EDGAR on the SEC web site at www.sec.gov or on Citizens’ web site at www.citizensbanking.com. This report is not an offer to sell or purchase or an offer to exchange or a solicitation of acceptance of an offer to sell or purchase or offer to exchange, which may be made only pursuant to the terms of the preliminary prospectus and related letter of transmittal, as applicable.
Shareholders’ equity at June 30, 2009 was $1.2 billion, a decrease of $376.2 million or 23.5% from December 31, 2008 and a decrease of $320.5 million or 20.7% from June 30, 2008. Book value per common share at June 30, 2009, December 31, 2008, and June 30, 2008 was $7.57, $10.60, and $14.93, respectively. The decreases were primarily the result of net losses incurred since the second quarter of 2008. When compared with June 30, 2008, the reduction was partially offset by the $300.0 million of capital raised during the fourth quarter of 2008.
During the second quarter of 2009, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service in May 2009 and again in August 2009, Standard & Poor’s in June 2009, Dominion Bond Rating Service in April 2009, and Fitch Ratings in October 2008. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.
Credit Ratings

		Moody’s		Dominion
	Standard &	Investor	Fitch	Bond Rating
	Poor’s	Service	Ratings	Service
Citizens Republic Bancorp (Holding Company)
Long-Term Debt	BB-	B2	BBB-	BBB (low)
Short-Term Debt	B	Not Prime	F3	R-2 (low)
Trust Preferred	CCC+	Caa2	BB+	BB (high)

Citizens Bank
Certificate of Deposit	—	Ba3	BBB	BBB

F&M Bank-Iowa
Certificate of Deposit	—	—	BBB	BBB
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout the first two quarters of 2009, the Holding Company chose not to receive dividends from subsidiaries and paid no dividends to its common shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. Citizens elected not to receive any dividends from its subsidiaries but as of July 1, 2009 the subsidiary banks had the capacity to pay dividends of $2.7 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
As of June 30, 2009, the Holding Company’s cash resources totaled $164.4 million. During the second quarter of 2009, the Holding Company contributed $50.0 million to Citizens Bank to bolster capital levels at the bank. The Holding Company’s interest and preferred dividend payment obligations are approximately $34 million annually. The Holding Company’s annual obligations would be reduced up to $18.4 million if the aforementioned Exchange Offers were successful in exchanging all of the outstanding Subordinated Notes and Trust Preferred Securities for shares of common stock, but could increase if Citizens’ application for funds under the CAP is approved. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and the Federal Home Loan Bank of Des Moines.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 73% deposits, 16% long-term debt, 10% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available for sale could be sold for cash to provide liquidity.
The Corporation’s long-term debt to equity ratio was 158.1% as of June 30, 2009 compared with 136.9% at December 31, 2008. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2009 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $337.9 million or 2.7% of total assets as of June 30, 2009 compared with $215.6 million or 1.6% of total assets at December 31, 2008. This reflects a more asset-sensitive position than at December 31, 2008 due to increases in retail time deposit and non-rate sensitive core deposit balances, a reduction in fixed-rate loan balances, and a corresponding increase in variable rate money market investments. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2009 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact to net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions including prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of June 30, 2009 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.1% and 0.6%, respectively, from what it would be if rates were to remain at June 30, 2009 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at June 30, 2009, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent less exposure to rising interest rates than at December 31, 2008, resulting from a reduction in fixed-rate assets and an increase in non-rate sensitive liabilities. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time-to-time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/adequate capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Further discussion of derivative instruments is included in Note 15 to the Consolidated Financial Statements.

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
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2008 Annual Report on Form 10-K and in its Quarterly Report on Form 10-Q for the period ended March 31, 2009. These risk factors are not the only risks Citizens face. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
Citizens has identified the following additional Risk Factors that could materially affect its future operating results and has updated two other risk factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2008 in the manner set forth below to reflect recent factual developments.
Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and its bank subsidiaries depends substantially on developments in those economies.
Citizens’ businesses face substantial challenges for the foreseeable future. In particular:
•	A substantial amount of Citizens’ lending business originates in Michigan. Of Citizens’ total portfolio loans, approximately 70% are to borrowers located, or secured by properties, in Michigan and approximately 10% are to borrowers located, or secured by properties, in Ohio. According to the United States Department of Labor’s Bureau of Labor Statistics, June 2009 seasonally adjusted unemployment rates in Michigan and Ohio were 15.2% and 11.1%, respectively. The Michigan and Ohio economies are among those particularly affected by the recent bankruptcy filings of General Motors Corporation, Chrysler LLC and a number of automobile parts suppliers. Michigan’s unemployment rate for June 2009 was the highest of any state in the United States.

•	Citizens’ ability to return to a positive net income is largely dependent upon its future credit costs. Citizens’ loan portfolios — particularly its commercial real estate and commercial and industrial loan portfolios, which have accounted for a disproportionate amount of our loan loss provisions during the last 15 months — continue to be adversely affected by economic conditions and the on-going correction in real estate prices in our markets. A significant portion of Citizens commercial loan portfolio is classified as nonperforming loans or watchlist loans. The latter are loans that have migrated within Citizens’ loan rating system to a level that requires increased oversight (generally consistent with the regulatory definition of special mention, substantial and doubtful loans, including loans that are in nonperforming status). Citizens attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolios. In view of the weakness and uncertainties in the national and regional economies in which Citizens’ operates and the inherent difficulty in predicting future events, Citizens’ may find it necessary to continue to take loan loss provisions in future periods in amounts that substantially exceed loan loss provisions in prior periods in order to maintain its allowance for loan losses at a level it deems appropriate.
The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries when required by bank regulatory agencies, or when Citizens might otherwise wish to do so, in order to maintain their capital ratios at acceptable levels.
The Holding Company is required by banking regulation to act as a “source of strength” to its bank subsidiaries. If losses at Citizens’ bank subsidiaries continue, whether because credit costs continue at high levels or for other reasons, and regulatory capital levels at the bank subsidiaries decline, The Holding Company may be required by the bank regulatory agencies to contribute capital to its bank subsidiaries. Although Citizens currently has substantial liquidity at the Holding Company level that would be available for that purpose, it may not have sufficient funds at the Holding Company level to make required capital contributions to its bank subsidiaries if the weakness in the economies in which Citizens primarily operates continues over a substantial period of time and its bank subsidiaries continue to incur losses.

Citizens business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level, or in Citizens compliance with applicable regulations, may adversely affect it, including its ability to offer new products and services, obtain financing, pay dividends from its subsidiaries to the Holding Company, attract deposits, make loans at satisfactory spreads or engage in other business activities. Such changes may also result in the imposition of additional costs.
The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt or trust preferred securities. As a bank holding company, the Holding Company is subject to regulation by the Federal Reserve Board. Citizens’ bank subsidiaries are subject to federal regulation primarily by the FDIC and are also subject to regulation by the state banking departments of the state in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, Citizens has non-bank operating subsidiaries from which it derives income. Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level.
In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject Citizens to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies, such as maintenance of capital ratios and reduction of nonperforming asset levels due to the deterioration in Citizens’ financial condition and operating results as a result of the aforementioned adverse economic conditions, could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding or a cease and desist order), civil money penalties and/or reputation damage, which could restrict Citizens’ ability to expand its business or could require it to raise additional capital on terms that are not advantageous to it and could have a material adverse effect on its business, financial condition and results of operations. While Citizens has policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.
If Citizens’ common stock fails to meet the listing requirements of the Nasdaq GSM and is delisted from trading on the Nasdaq GSM, the market price of its common stock could be adversely affected.
Citizens’ common stock is currently listed on the Nasdaq GSM under the symbol “CRBC”. On July 31, 2009, the closing sales price of our common stock on the Nasdaq GSM was $0.57 per share. The Nasdaq GSM’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days. Nasdaq had temporarily suspended the minimum bid price requirement until July 31, 2009. After August 3, 2009, if Citizens’ shares fail to meet the requirement for the specified time period, Nasdaq’s Listing Qualifications Department could initiate steps to delist Citizens’ common stock from trading on Nasdaq GSM. The delisting process, after giving effect to Citizens’ right to take action to return to compliance, may take up to one year. A delisting of Citizens’ common stock from the Nasdaq GSM could affect the liquidity and therefore trading prices of Citizens’ common stock.
In order to maintain and strengthen Citizens’ capital base, Citizens has determined to raise additional capital in transactions that will likely be highly dilutive to its common shareholders.
Due to recent events affecting the economies in which Citizens operates and the challenges posed to its business, including those described in other Risk Factors, Citizens believe that additional capital is necessary to maintain and strengthen its capital base as the effects of these events impact its business over the coming months and years. Consequently, Citizens has begun to take action to raise additional Tier 1 common equity. In addition, while Citizens is not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test,” pursuant to the Supervisory Capital Assessment Program, a component of the CAP applied by the U.S. Treasury and Federal bank regulatory agencies to those institutions earlier this year, it is possible that the U.S. Treasury or its bank regulators could apply a similar “stress test” to Citizens, including in connection with its application for an investment by the U.S. Treasury pursuant to the CAP, and determine that Citizens needs to raise additional capital, including additional Tier 1 common equity. Citizens and its regulators regularly perform a variety of analyses of its assets and the impact of credit losses on Citizens’ capital base, including the preparation of stress case scenarios. Citizens has determined to raise additional Tier 1 common equity in order to maintain and strengthen its capital base. Any capital raising transactions, including the Exchange Offers, whether public or private or through the conversion of Citizens’ Series A Preferred Stock or exercise of warrants issued to the U.S.

Treasury, will likely be highly dilutive to Citizens’ common shareholders, including participants in the Exchange Offers. The market price of Citizens common stock could decline as a result of the dilutive effect of the Exchange Offers or other capital raising transactions Citizens may enter into, or the perception that such transactions could occur.
In connection with purchasing the Series A Preferred Stock, pursuant to a Letter Agreement between Citizens and U.S. Treasury dated December 12, 2008 and the Securities Purchase Agreement-Standard Terms attached thereto, the U.S. Treasury received a warrant to purchase 17,578,125 shares of Citizens common stock at an initial per share exercise price of $2.56, subject to adjustment, which expires ten years from the issuance date. Even if Citizens were to redeem the Series A Preferred Stock, Citizens may not fully retire this warrant and, therefore, this warrant may be exercised, in whole or in part, prior to its expiration date. Furthermore, the terms of the warrant provide that, if Citizens issues common stock or securities convertible or exercisable into, or exchangeable for, common stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of common stock to be purchased pursuant to the warrant will be adjusted pursuant to its terms. As part of Citizens’ capital raising efforts in addition to the Exchange Offers, it may issue securities convertible into or exercisable for its common stock which may trigger the anti-dilution provisions of the warrant issued to the U.S. Treasury. If Citizens issues such securities and they are subsequently exercised, converted into or exchanged for common stock, such transactions would have a further dilutive effect on other holders of our common stock.
Citizens’ capital raising initiatives contemplate that it will raise a significant amount of common equity from private and/or governmental sources over the next six months. Citizens may not succeed in its capital raising efforts.
As part of Citizens’ capital raising initiatives, it is contemplating various methods of raising capital, including Tier 1 common equity. Subject to market conditions, in addition to the Exchange Offers, Citizens currently expects to raise Tier 1 common equity in one or more of the following types of transactions: (i) additional offerings of Citizens common stock, (ii) asset sales, and (iii) other transactions.
Private capital may not be available to Citizens on acceptable terms or at all, and sufficient holders of Citizens Subordinated Notes and Trust Preferred Securities may not be willing to exchange such securities for Citizens common stock to achieve the Tier 1 common equity capital level that may be necessary to keep Citizens well capitalized. If Citizens is unable to raise the amount required through private capital transactions, including further additional issuances and sales of common stock, asset dispositions and/or other transactions, Citizens may attempt to obtain capital from the U.S. Treasury through an investment pursuant to the CAP and by converting a portion of its Series A Preferred Stock issued to the U.S. Treasury under the CPP to mandatorily convertible preferred shares issued to the U.S. Treasury under the CAP. The standard CAP term sheet, including a summary of the terms of the securities that the U.S. Treasury receives in connection with any CAP issuance, is available at www.financialstability.gov.
Citizens has applied for an investment by the U.S. Treasury of up to $290 million pursuant to the CAP including $100 million that would be used to redeem a portion of its outstanding Series A Preferred Stock issued to the U.S. Treasury pursuant to the CPP. The U.S. Treasury is not obligated to approve, and may not approve, Citizens’ application under the CAP or, if Citizens’ application is approved, the U.S. Treasury may not invest the full amount for which Citizens may be eligible.
If Citizens does not successfully increase its Tier 1 common equity by an amount that may be necessary to keep it well capitalized, Citizens may be required to reduce the size of its business or to raise capital on terms that are significantly less favorable to it. A failure to maintain well capitalized status would likely have serious negative consequences for Citizens’ business and prospects, including its viability.
The Exchange Offers are likely to trigger an ownership change that will negatively affect Citizens’ ability to utilize net operating loss and capital loss and other deferred tax assets in the future.
As of December 31, 2008, Citizens had a domestic federal net operating loss carryforward of approximately $20.2 million, and such amount may grow significantly prior to the expiration date of the Exchange Offers. Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses. This change of ownership test will be met if a sufficient number of the holders of the Subordinated Notes and the Trust Preferred Securities exchange such securities for Citizens common stock in the Exchange Offers. Citizens believes it is likely that the test will be met because of the Exchange Offers. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 4.58 percent) and the sum of the values of Citizens common stock and of its outstanding Series A Preferred Stock, immediately before the ownership change. Citizens’ ability to utilize deductions related to credit losses during the five-year period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. Similar rules under Section 383 of the Code will also limit utilization of Citizens’ capital loss carryforwards. These carryforwards amounted to approximately $12.5 million at December 31, 2008, and such amount may grow significantly prior to the expiration of the Exchange Offers.
Because the Exchange Offers likely will trigger an ownership change, Citizens’ ability to use its net operating loss and capital loss carryforwards and certain built-in losses existing at the time of the deemed change in ownership to offset future income will be substantially limited. Therefore, Citizens may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
April 2009	—		—	—	1,241,154
May 2009	30,214	(a)	$1.38	—	1,241,154
June 2009	5,023	(a)	0.90	—	1,241,154

Total	35,237		$1.31	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.
In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by Citizens’ Agreement with the U.S. Treasury pursuant to which the Treasury purchased Citizens’ preferred stock under the CPP as long as Treasury continues to hold the preferred shares, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of the Nasdaq GSM. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.

Item 4. Submission of Matters to a Vote of Security Holders
Citizens held its Annual Meeting of Shareholders on May 27, 2009 at which the shareholders voted to 1) elect four directors to serve a one year term, 2) approve an advisory proposal to approve the compensation of our named executive officers and 3) to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2009. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of votes for and withheld on each item.

Director	For	Withheld	% Votes For
George J. Butvilas	98,423,915	7,158,839	93.22%
Robert S. Cubbin	98,334,338	7,248,416	93.14%
Benjamin W. Laird	98,130,998	7,451,756	92.95%
James L. Wolohan	98,520,462	7,062,292	93.32%

				Broker
	For	Against	Abstain	Non-Votes
Approve the compensation of certain executive officers.	59,995,935	8,387,258	665,598	36,533,962

Ratify the selection of Ernst & Young LLP	103,778,927	1,520,420	240,144	—
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: August 7, 2009	By:	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934