Form 10-Q
period 2009-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2009-11-05
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009

Common Stock, No Par Value	394,452,570 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands, except share amounts)	2009	2008	2008
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$164,537	$171,695	$268,944
Money market investments	533,540	214,925	2,568
Investment Securities:
Securities available for sale, at fair value	2,235,323	2,248,772	2,018,958
Securities held to maturity, at amortized cost (fair value of $144,440; $137,846; and $134,367; respectively)	137,087	138,575	139,574

Total investment securities	2,372,410	2,387,347	2,158,532
FHLB and Federal Reserve stock	156,278	148,764	148,768
Portfolio loans:
Commercial and industrial	2,099,779	2,602,334	2,703,714
Commercial real estate	2,898,593	2,964,721	3,070,282

Total commercial	4,998,372	5,567,055	5,773,996
Residential mortgage	1,084,872	1,262,841	1,279,696
Direct consumer	1,308,279	1,452,166	1,481,380
Indirect consumer	825,316	820,536	843,126

Total portfolio loans	8,216,839	9,102,598	9,378,198
Less: Allowance for loan losses	(339,694)	(255,321)	(217,727)

Net portfolio loans	7,877,145	8,847,277	9,160,471
Loans held for sale	61,445	91,362	106,531
Premises and equipment	120,647	124,217	123,805
Goodwill	330,744	597,218	597,218
Other intangible assets	15,551	21,414	23,540
Bank owned life insurance	219,802	218,333	219,125
Other assets	219,677	263,464	306,449

Total assets	$12,071,776	$13,086,016	$13,115,951

Liabilities
Noninterest-bearing deposits	$1,270,170	$1,143,294	$1,156,419
Interest-bearing demand deposits	1,199,559	780,176	768,466
Savings deposits	2,607,838	2,504,320	2,607,974
Time deposits	3,714,302	4,624,616	4,473,216

Total deposits	8,791,869	9,052,406	9,006,075
Federal funds purchased and securities sold under agreements to repurchase	52,632	64,072	58,811
Other short-term borrowings	7,307	10,377	63,281
Other liabilities	145,790	164,274	102,391
Long-term debt	1,670,748	2,193,566	2,348,614

Total liabilities	10,668,346	11,484,695	11,579,172
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 9/30/09 and 300,000 at 12/31/08, redemption value of $300 million	270,487	266,088	—
Common stock — no par value
Authorized - 1,050,000,000 shares at 9/30/09, 150,000,000 shares at 12/31/08 and 9/30/08; Issued and outstanding - 394,470,383 at 9/30/09, 125,996,938 at 12/31/08, and 126,016,618 at 9/30/08	1,429,657	1,214,469	1,179,661
Retained (deficit) earnings	(293,650)	170,358	365,954
Accumulated other comprehensive loss	(3,064)	(49,594)	(8,836)

Total shareholders’ equity	1,403,430	1,601,321	1,536,779

Total liabilities and shareholders’ equity	$12,071,776	$13,086,016	$13,115,951

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$113,181	$144,099	$346,853	$447,279
Interest and dividends on investment securities:
Taxable	19,493	18,275	61,473	58,319
Tax-exempt	6,445	7,272	20,130	21,922
Dividends on FHLB and Federal Reserve stock	1,598	1,917	3,493	5,508
Money market investments	329	160	918	206

Total interest income	141,046	171,723	432,867	533,234

Interest Expense
Deposits	36,655	53,001	126,082	167,713
Short-term borrowings	37	1,087	185	8,002
Long-term debt	23,469	30,317	73,167	94,274

Total interest expense	60,161	84,405	199,434	269,989

Net Interest Income	80,885	87,318	233,433	263,245
Provision for loan losses	77,783	58,390	241,763	163,489

Net interest income (loss) after provision for loan losses	3,102	28,928	(8,330)	99,756

Noninterest Income
Service charges on deposit accounts	11,524	12,254	32,628	35,756
Trust fees	3,911	4,513	10,794	13,905
Mortgage and other loan income	3,244	3,269	10,039	9,636
Brokerage and investment fees	1,527	1,376	4,304	5,503
ATM network user fees	1,775	1,715	4,894	4,805
Bankcard fees	2,039	1,874	6,026	5,542
Losses on loans held for sale	(859)	(1,261)	(11,362)	(3,508)
Net loss on debt extinguishment	(15,929)	—	(15,929)	—
Other income	4,610	4,265	10,642	14,349

Total fees and other income	11,842	28,005	52,036	85,988
Investment securities gains	—	—	5	—

Total noninterest income	11,842	28,005	52,041	85,988

Noninterest Expense
Salaries and employee benefits	38,461	39,728	108,328	120,999
Occupancy	6,711	6,749	21,396	21,378
Professional services	3,063	3,246	8,983	11,540
Equipment	3,032	3,160	8,931	9,810
Data processing services	4,542	4,185	13,163	12,722
Advertising and public relations	1,885	1,297	5,583	4,593
Postage and delivery	1,379	1,626	4,480	5,411
Other loan expenses	6,496	2,755	19,293	8,014
Other real estate (ORE) expenses	5,568	1,825	18,345	9,461
Intangible asset amortization	1,874	2,226	5,863	7,006
Goodwill impairment	—	—	266,474	178,089
Other expense	10,603	7,504	38,986	23,068

Total noninterest expense	83,614	74,301	519,825	412,091

Loss Before Income Taxes	(68,670)	(17,368)	(476,114)	(226,347)
Income tax benefit	(11,747)	(10,192)	(26,629)	(28,664)

Net Loss	(56,923)	(7,176)	(449,485)	(197,683)
Deemed dividend on convertible preferred stock	—	—	—	—
Dividend on redeemable preferred stock	(5,224)	(11,737)	(14,523)	(11,737)

Net Loss Attributable to Common Shareholders	$(62,147)	$(18,913)	$(464,008)	$(209,420)

Net Loss Per Common Share:
Basic	$(0.48)	$(0.20)	$(3.65)	$(2.49)
Diluted	(0.48)	(0.20)	(3.67)	(2.50)
Cash Dividends Declared Per Common Share	—	—	—	0.29

Average Common Shares Outstanding:
Basic	128,467	95,937	126,453	83,670
Diluted	128,467	95,941	126,477	83,683
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(449,485)		(449,485)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale					55,351
Net change in unrealized gain on qualifying cash flow hedges					(5,317)
Net change in unrecognized pension and post retirement costs					(3,504)

Other comprehensive income total						46,530

Total comprehensive loss						(402,955)
Exchange of subordinated debt and trust preferred stock for common stock, net of costs of $6,033		268,216	213,904			213,904
Dividend on redeemable preferred stock	4,399			(14,523)		(10,124)
Proceeds from stock options exercised and restricted stock activity		303	—			—
Recognition of stock-based compensation		—	1,351			1,351
Shares purchased for taxes		(46)	(67)			(67)

Balance — September 30, 2009	$270,487	394,470	$1,429,657	$(293,650)	$(3,064)	$1,403,430

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive loss, net of tax:
Net loss				(197,683)		(197,683)
Other comprehensive income (loss):
Net unrealized loss on securities available for sale					(14,225)
Net change in unrealized loss on qualifying cash flow hedges					288

Other comprehensive loss total						(13,937)

Total comprehensive loss						(211,620)
Proceeds from issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Deemed dividend on preferred stock to common stock	11,737			(11,737)		—
Conversion of convertible preferred stock to common stock	(125,898)	30,096	125,898			—
Proceeds from issuance of common stock, net of costs of $4,239		19,904	75,379			75,379
Proceeds from stock options exercised and restricted stock activity		326	67			67
Recognition of stock-based compensation		—	3,315	—		3,315
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares acquired for retirement and purchased for taxes		(31)	(444)			(444)

Balance — September 30, 2008	$—	126,017	$1,179,661	$365,954	$(8,836)	$1,536,779

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Operating Activities:
Net loss	$(449,485)	$(197,683)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	241,763	163,489
Goodwill impairment	266,474	178,089
Depreciation and software amortization	11,298	8,780
Amortization of intangibles	5,863	7,006
Net increase in current and deferred income taxes	(11,975)	(18,712)
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(7,585)	(12,511)
Fair value adjustment on loans held for sale and other real estate	19,623	13,688
Discount accretion and amortization of issuance costs on long term debt	913	890
Net amortization on investment securities	437	(4,040)
Net loss on debt extinguishment	15,929	—
Loans originated for sale	(250,619)	(240,359)
Proceeds from loans held for sale	264,282	284,816
Net gains from loan sales	(5,915)	(5,755)
Net loss on other real estate	1,103	2,712
Recognition of stock-based compensation	1,351	3,315
Restructure and merger related reserve	—	(3,096)
Other	(213)	(22,041)

Net cash provided by operating activities	103,244	158,588
Investing Activities:
Net increase in money market investments	(318,615)	(2,396)
Securities available-for-sale:
Proceeds from sales	1,045	—
Proceeds from maturities and payments	507,332	360,033
Purchases	(417,744)	(263,777)
Securities held-to-maturity:
Proceeds from maturities and payments	1,508	1,505
Purchases	—	(12,777)
Net decrease (increase) in loans and leases	702,017	(95,242)
Proceeds from sales on other real estate	26,258	23,338
Net increase in properties and equipment	(7,728)	(2,838)

Net cash provided by investing activities	494,073	7,846
Financing Activities:
Net increase in demand and savings deposits	649,777	402,190
Net (decrease) increase in time deposits	(911,344)	302,247
Net decrease in short-term borrowings	(14,509)	(468,970)
Proceeds from issuance of long-term debt	—	525,000
Principal reductions in long-term debt	(318,208)	(1,066,265)
Net proceeds from issuance of common stock	—	75,379
Net proceeds from issuance of preferred stock	—	114,161
Cash dividends paid on common stock	—	(21,959)
Cash dividends paid on preferred stock	(10,124)	—
Proceeds from stock options exercised and restricted stock activity	—	67
Shares acquired for retirement and purchased for taxes	(67)	(444)

Net cash used by financing activities	(604,475)	(138,594)

Net (decrease) increase in cash and due from banks	(7,158)	27,840
Cash and due from banks at beginning of period	171,695	241,104

Cash and due from banks at end of period	$164,537	$268,944

Supplemental Cash Flow Information:
Interest paid	$190,514	$262,620
Income tax (refund) paid, net	(14,654)	9,952
Exchange of long-term debt for common stock	204,008	—
Exchange of subordinated debt and preferred stock for common stock	(219,937)	—
Conversion of preferred stock to common stock	—	125,898
Accretion on redeemable preferred stock	4,399	11,737
Loans transferred to held for sale	—	82,943
Loans transferred to other real estate	38,294	38,535
Loans held for sale transferred to other real estate	10,311	7,757
See notes to consolidated financial statements.

Part I — Financial Information

Item 1	— Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. Citizens evaluated subsequent events for potential recognition and/or disclosure through November 5, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were finalized. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2008 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2008 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (the “Codification” or “ASC”)
FASB ASC Topic 105 “Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (formerly SFAS 168). FASB ASC Topic 105 establishes the “FASB Accounting Standards CodificationTM” as the single source of authoritative U.S. GAAP recognized by the FASB, superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature for all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of U.S. GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of Topic 105 did not have an impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASC Topic 815 “Derivatives and Hedging” (formerly SFAS 161)” On January 1, 2009, Citizens adopted FASB ASC Topic 815, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The adoption of Topic 815 had no impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 15 to the consolidated financial statements for additional disclosures.
In accordance with Topic 815, Citizens records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Citizens has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Citizens may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815.
FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly Staff Position (“FSP”) on SFAS 157-2 and 157-4). In 2008, Citizens adopted FASB ASC Topic 820 (formerly “FSP” on SFAS 157-2), which delayed the effective date of Topic 820 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. On April 9, 2009, the FASB posted Topic 820 (formerly FSP on SFAS 157-4) which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Topic 820 also provides additional disclosure requirements and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. Citizens adopted Topic 820 in the second quarter of 2009 and it did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 9 to the consolidated financial statements for additional disclosures.
FASB ASC Topic 260 “Earnings Per Share” (formerly FSP EITF 03-6-1). On January 1, 2009, Citizens adopted FASB ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of Topic 260 did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 12 to the consolidated financial statements for additional disclosures.
FASB ASC Topic 320 “Investments Debt and Equity Securities” (formerly FSP on SFAS 115-2 and SFAS 124-2). On April 9, 2009 the FASB posted FASB ASC Topic 320, which changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that Citizens’ management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under Topic 320, declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens adopted Topic 320 in the second quarter of 2009, and it did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASC Topic 825 “Financial Instruments” (formerly FSP on SFAS 107-1 and “Accounting Principles Board” 28-1). On April 9, 2009 the FASB posted FASB ASC Topic 825, which requires Citizens to provide disclosures about fair value of financial instruments in interim financial reports. Topic 825 also amended FASB ASC Topic 270, “Interim Financial Reporting,” (formerly Accounting Principles Board (APB) Opinion No. 28) and now requires those disclosures in summarized financial information at interim reporting periods. In accordance with Topic 825, Citizens includes disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, Citizens will disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Topic 825. Topic 825 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens did not elect to early adopt and began including the new interim disclosures in the interim financial statements beginning with the second quarter of 2009.
Note 2. Pending Accounting Pronouncements
FASB ASC Topic 810 “Consolidation” (formerly SFAS 167 “Amendments to FASB Interpretation 46(R)).” FASB ASC Topic 810 is a revision to FASB Interpretation 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how Citizens determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether Citizens is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and Citizens’ ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Topic 810 will also require new disclosures regarding any involvement with variable interest entities and significant changes to risk due to that involvement. Topic 810 pertaining to former SFAS 167 is effective January 1, 2010 and early application is not permitted. Citizens does not expect the adoption to have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASC Topic 715 “Compensation-Retirement Benefits” (formerly FSP SFAS 132(R)-1) On December 30, 2008 the FASB issued FASB ASC Topic 715, which amends FASB ASC Topic 230 (formerly SFAS 132-Revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by Topic 715 will be provided in Citizens’ financial statements beginning with periods ending on or after December 15, 2009. Citizens does not expect the adoption to have an impact on Citizens financial condition, results of operations, or liquidity.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of September 30, 2009 and December 31, 2008 follow:

	September 30, 2009				December 31, 2008
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Available For Sale:
Federal Agencies	$175,904	$180,577	$4,673	$—	$248,819	$257,445	$8,626	$—
Collateralized Mortgage Obligations	446,041	436,152	7,420	17,309	528,626	471,010	4,147	61,763
Mortgage-backed Securities	1,073,538	1,115,453	41,980	65	960,841	973,961	13,929	809
State and municipal	469,991	489,711	19,871	151	531,625	538,761	10,990	3,854
Other	13,431	13,430	—	1	7,598	7,595	—	3

Total available for sale	$2,178,905	$2,235,323	$73,944	$17,526	$2,277,509	$2,248,772	$37,692	$66,429

Held to Maturity:
State and municipal	$137,087	$144,440	$7,427	$74	$138,575	$137,846	$1,708	$2,437
Total held to maturity	$137,087	$144,440	$7,427	$74	$138,575	$137,846	$1,708	$2,437

FHLB and Fed Reserve stock	$156,278	$156,278	$—	$—	$148,764	$148,764	$—	$—

Securities with amortized cost of $1.1 billion at September 30, 2009 and $1.3 billion at December 31, 2008 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at September 30, 2009 and December 31, 2008.
The amortized cost and estimated fair value of debt securities by maturity at September 30, 2009 are shown below. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2009

	Amortized	Estimated Fair
(in thousands)	Cost	Value

Available for Sale
Federal Agencies and State and Municipal
Contractual maturity within one year	$122,301	$125,724
After one year through five years	206,132	212,939
After five years through ten years	198,079	206,546
After ten years	119,383	125,079

Subtotal	645,895	670,289
Collateralized Mortgage Obligations and Mortgage-backed	1,519,579	1,551,605
Other	13,431	13,430

Total securities available for sale	$2,178,905	$2,235,323

Held to Maturity
State and Municipal
Contractual maturity within one year	$—	$—
After one year through five years	3,910	4,129
After five years through ten years	45,790	48,244
After ten years	87,387	92,067

Total securities held to maturity	$137,087	$144,440

As of September 30, 2009, 159 securities had unrealized losses compared with 486 securities as of December 31, 2008. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of September 30, 2009 and December 31, 2008 are displayed in the following tables.
As of September 30, 2009

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$16,993	$440	$173,912	$16,869	$190,905	$17,309
Mortgage-backed	6,912	55	286	10	7,198	65
State and municipal	10,782	108	2,604	43	13,386	151
Other	314	1	—	—	314	1

Total available for sale	$35,001	604	176,802	16,922	211,803	17,526

Held to Maturity:
State and municipal	370	19	2,057	55	2,427	74

Total held to maturity	370	19	2,057	55	2,427	74

Total	$35,371	$623	$178,859	$16,977	$214,230	$17,600

As of December 31, 2008

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available For Sale:
Collateralized Mortgage Obligations	$231,892	$61,436	$3,085	$327	$234,977	$61,763
Mortgage-backed	74,081	796	421	13	74,502	809
State and municipal	112,353	3,688	3,220	166	115,573	3,854
Other	7	3	—	—	7	3

Total available for sale	$418,333	65,923	6,726	506	425,059	66,429

Held to Maturity:
State and municipal	51,896	1,967	6,481	470	58,377	2,437

Total held to maturity	51,896	1,967	6,481	470	58,377	2,437

Total	$470,229	$67,890	$13,207	$976	$483,436	$68,866

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of September 30, 2009, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At September 30, 2009, the whole loan CMOs had a market value of $204.8 million with gross unrealized losses of $16.9 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the September 30, 2009 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at September 30, 2009.
For the three and nine months ended September 30, 2009, Citizens sold available for sale securities with proceeds of $1.0 million and recorded a gain of less than $0.1 million. Citizens did not complete any security sales in the first nine months of 2008.

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Allowance for loan losses — beginning of period	$333,369	$181,718	$255,321	$163,353
Provision for loan losses	77,783	58,390	241,763	163,489
Charge-offs:
Commercial and industrial	21,141	2,222	39,094	4,188
Commercial real estate	32,076	15,063	82,698	66,420

Total commercial	53,217	17,285	121,792	70,608
Residential mortgage	9,968	497	12,934	23,004
Direct consumer	6,756	3,603	18,288	10,756
Indirect consumer	3,812	3,924	14,360	10,590

Charge-offs	73,753	25,309	167,374	114,958

Recoveries:
Commercial	1,000	1,805	4,156	2,249
Commercial real estate	214	274	2,934	565

Total commercial	1,214	2,079	7,090	2,814
Residential mortgage	6	12	13	27
Direct consumer	485	304	1,144	1,341
Indirect consumer	590	533	1,737	1,661

Recoveries	2,295	2,928	9,984	5,843

Net charge-offs	71,458	22,381	157,390	109,115

Allowance for loan losses — end of period	$339,694	$217,727	$339,694	$217,727

Nonperforming loans totaled $501.5 million at September 30, 2009 and $306.0 million at December 31, 2008. Some of Citizens’ nonperforming loans are considered to be impaired. FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan,” (formerly SFAS 114) considers a loan to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans, and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at September 30, 2009 and December 31, 2008 follow.

Impaired Loan Information

	Balances		Valuation Reserve
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2009	2008	2009	2008

Balances
Impaired loans with valuation reserve	$199,127	$101,671	$65,524	$39,885
Impaired loans with no valuation reserve	151,326	87,330	—	—

Total impaired loans	$350,453	$189,001	$65,524	$39,885

Impaired loans on nonaccrual basis	$349,312	$189,001	$65,524	$39,885
Impaired loans on accrual basis	1,141	—	—	—

Total impaired loans	$350,453	$189,001	$65,524	$39,885

The average balance of impaired loans for the three months ended September 30, 2009 was $349.1 million and $97.6 million for the three months ended September 30, 2008. The average balance was $296.8 million and $74.2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The increases were primarily due to the continued migration of commercial real estate loans to nonperforming status. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the three months ended September 30, 2009 was $4.7 million compared with $0.6 million for the three months ended September 30, 2008. The cash collected for the nine months ended September 30, 2009 and September 30, 2008 was $9.6 million and $1.7 million, respectively.
Note 5. Goodwill
Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired less liabilities assumed. Under the provisions of FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” (formerly SFAS 142) goodwill is tested at least annually for impairment. Citizens performs its annual impairment test as of October 1 each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revision to forecasts, or a long-term negative outlook for the industry.
As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, continued deterioration in the credit quality of Citizens’ loan portfolios, and the uncertain trickle-down effect of recent bankruptcy filings by several major companies in the U.S. automotive industry, Citizens determined it was necessary to perform an interim goodwill impairment test during the second quarter of 2009. Citizens determined, as a result of this interim impairment test, that the goodwill allocated to Regional Banking was impaired primarily due to the continued deterioration in the credit quality of Citizens’ loan portfolios and lower earnings due to the challenging economic conditions. Accordingly, during the second quarter of 2009, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $266.5 million (which had no impact on regulatory capital ratios or Citizens’ overall liquidity). Previously, Citizens recorded a goodwill impairment during the second quarter of 2008, when it determined that the fair value of the Specialty Commercial reporting unit was below its carrying value. At that time, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit.
Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at September 30, 2009. As the key inputs and drivers remained consistent with those at June 30, 2009, Citizens concluded that no additional impairment was indicated.
The interim goodwill analyses do not change the timing of Citizens’ annual goodwill impairment test, which will be performed during the fourth quarter of 2009.

A summary of goodwill allocated to the lines of business as of September 30, 2009 and December 31, 2008 follows.

	Specialty	Regional	Wealth	Total
(in thousands)	Commercial	Banking	Management	Goodwill

Balance at December 31, 2007	$178,089	$595,418	$1,801	$775,308
Impairment Loss	(178,089)	—	—	(178,089)
Tax Benefits on Share Based Payments	—	(1)	—	(1)

Balance at December 31, 2008	$—	$595,417	$1,801	$597,218

Impairment Loss	—	(266,474)	—	(266,474)

Balance at September 30, 2009	$—	$328,943	$1,801	$330,744

Note 6. Long-Term Debt
The components of long-term debt as of September 30, 2009 and December 31, 2008 are presented below.

	September 30,	December 31,
(in thousands)	2009	2008

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,705	$120,136
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	47,928	146,927
Subsidiaries:
Federal Home Loan Bank advances	1,476,101	1,666,483
Other borrowed funds	104,240	234,246

Total long-term debt	$1,670,748	$2,193,566

On September 30, 2009, Citizens exchanged shares of common stock for long-term debt with a carrying value of $204.0 million. The extinguished long-term debt was comprised of $107.8 million principal amount of its 5.75% subordinated debentures ($104.2 million, net of early amortization of prior debt issuance costs) and $101.3 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I ($99.8 million, net of early amortization of prior debt issuance costs). Refer to Note 12 for additional information.
Note 7. Income Taxes
The effective tax rate for the first nine months of 2009 was 5.59% and for the first nine months of 2008 was 12.66%. The variance was primarily the result of adjustments for tax-exempt income, adjustments to the deferred tax asset valuation allowance, and changes in other comprehensive income.
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the third quarter of 2009, this resulted in an increase to the income tax benefit.
A deemed change of ownership occurred as a result of the debt exchange offer discussed in Note 6 above. This deemed change of ownership will affect Citizens’ ability to offset future income with its net operating loss and capital loss carryforwards and certain built-in losses which existed at the time of the deemed change of ownership. Therefore, Citizens may incur higher tax expense, and consequently lower net income and cash flow, in future years.

Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2009 and 2008 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Balance at beginning of period	$(27,379)	$(6,080)	$(49,594)	$5,101
Net change in unrealized gain (loss) on securities available for sale for the quarter, net of tax effect of $13,264 in 2009 and ($2,034) in 2008 and net unrealized gain (loss) on securities available for sale for the nine month period, net of tax effect of $29,805 in 2009 and ($7,659) in 2008	24,633	(3,777)	55,351	(14,225)

Net change in unrealized (loss) gain on cash flow hedges for the quarter, net of tax effect of ($171) in 2009 and $550 in 2008 and net change in unrealized (loss) gain for the nine month period, net of tax effect of ($2,863) in 2009 and $155 in 2008	(318)	1,021	(5,317)	288

Net change in unrecognized pension and postretirement costs, net of tax effect of ($1,887) in 2009	—	—	(3,504)	—

Accumulated other comprehensive loss, net of tax	$(3,064)	$(8,836)	$(3,064)	$(8,836)

The accumulated net unrealized gain on cash flow hedges was $14.2 million at September 30, 2009 and $19.5 million at December 31, 2008.
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
Under FASB ASC 820 (formerly SFAS 157), Citizens groups assets and liabilities which are recorded at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.
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
Recurring Level 3 securities include auction rate securities issued by student-loan authorities and a taxable municipal Qualified Zone Academy Bond (“QZAB”). An auction rate security typically refers to a debt instrument with a long-term nominal maturity for which the interest rate is regularly reset through a Dutch auction. Due to the nature of the auction rate securities and the current illiquid market, Citizens uses unobservable inputs (Level 3) in the valuation process. In conducting the fair value analysis Citizens relies on a model to estimate the transaction price between market participants for each group of securities as of the valuation date. As of September 30, 2009, the market for auction rate securities held by Citizens had not recovered and the fair value of these securities did not significantly change from December 31, 2008. Due to the current illiquid market for QZAB bonds, Citizens relies on models containing significant unobservable market-based inputs to determine the fair value of these bonds.
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
Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments which hedge the deferred compensation liabilities to various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets and are classified as recurring Level 1. Additionally, Citizens invests in a Guaranteed Income Fund which falls into the recurring Level 2 category due to the underlying assets being valued based on similar assets in an active market.
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009.

	September 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Investment Securities Available for Sale:
Federal Agencies	$180,577	$—	$180,577	$—
Collateralized Mortgage Obligations	436,152	—	436,135	17
Mortgage-backed	1,115,453	—	1,115,453	—
State and Municipal	489,711	—	483,631	6,080
Other	13,430	—	13,112	318

Total Investment Securities Available for Sale	2,235,323	—	2,228,908	6,415

Other Assets:
Derivative Financial Instruments	55,894	—	55,894	—
Deferred Compensation Assets	10,757	6,965	3,792	—

Total Other Assets	66,651	6,965	59,686	—

Total Assets	$2,301,974	$6,965	$2,288,594	$6,415

Other Liabilities:
Derivative Financial Instruments	$33,150	$—	$33,150	$—

Total Other Liabilities	33,150	—	33,150	—

Total Liabilities	$33,150	$—	$33,150	$—

The following table presents the reconciliation of Level 3 assets held by Citizens at September 30, 2009.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers	Balance at
	Beginning	Recorded in Earnings		Comprehensive	Issuances and	In/(Out)	End of
(in thousands)	of Period	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3, Net	Period

Three Months Ended September 30, 2009
Investment securities available for sale
Collateralized Mortgage Obligations	$—	$—	$—	$—	$—	$17	$17
State and Municipal	5,756	16	—	(34)	(45)	387	6,080
Other Securities	316	2	—	—	—	—	318

Total Investment Securities
Available for Sale	$6,072	$18	$—	$(34)	$(45)	$404	$6,415

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers	Balance at
	Beginning	Recorded in Earnings		Comprehensive	Issuances and	In/(Out)	End of
(in thousands)	of Period	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3, Net	Period

Nine Months Ended September 30, 2009
Investment securities available for sale
Collateralized Mortgage Obligations	$—	$—	$—	$—	$—	$17	$17
State and Municipal	5,733	39	—	(34)	(45)	387	6,080
Other Securities	312	6	—	—	—	—	318

Total Investment Securities
Available for Sale	$6,045	$45	$—	$(34)	$(45)	$404	$6,415

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
Core Deposit Intangible. The core deposit intangible is the asset that represents the present value of the cost savings obtained from the funding associated with the purchase of core deposits through an acquisition. The core deposit intangible was valued using a discounted cost savings approach and as such was classified as nonrecurring Level 3. At September 30, 2009, a market value adjustment to core deposit intangible assets was not required and therefore is not included in the following table.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of September 30, 2009.

	September 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Impaired Loans (1)	$197,702	$—	$—	$197,702
Commercial Loans Held For Sale (2)	8,381	—	—	8,381
Goodwill (3)	330,744	—	—	330,744
Other Real Estate (4)	12,236	—	—	12,236
Repossessed Assets (5)	2,957	—	—	2,957

Total Assets	$552,020	$—	$—	$552,020

(1)	Impaired Loans with an initial carrying value of $351.2 million were written down to their fair value of $197.7 million.

(2)	Commercial Loans Held for Sale with an initial carrying value of $18.1 million were written down to their fair value of $8.4 million.

(3)	Goodwill with an initial carrying value of $597.2 million was written down to its fair value of $330.7 million.

(4)	ORE properties with an initial carrying value of $23.1 million were written down to their fair value of $12.2 million.

(5)	Repossessed Assets with an initial carrying value of $5.4 million were written down to their fair value of $3.0 million.
FAIR VALUES OF FINANCIAL INSTRUMENTS
FASB ASC Topic 825, “Disclosures about Fair Value of Financial Instruments,” (formerly SFAS 107 as amended) requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis in accordance with FASB ASC Topic 820 (formerly SFAS 157). Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given the fact that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$164,537	$164,537	$171,695	$171,695
Money market investments	533,540	533,540	214,925	214,925
Securities	2,372,410	2,379,763	2,387,347	2,386,618
FHLB and Federal Reserve stock	156,278	156,278	148,764	148,764
Net loans	7,877,145	7,056,513	8,847,277	7,821,728
Loans held for sale	61,445	61,445	91,362	91,362
Accrued interest receivable	46,687	46,687	55,663	55,663
Financial liabilities:
Deposits	8,791,869	8,840,621	9,052,406	9,103,392
Short-term borrowings	59,939	59,939	74,449	74,449
Long-term debt	1,670,748	1,745,517	2,193,566	2,248,060
Accrued interest payable	11,584	11,584	20,268	20,268
Financial instruments with off-balance sheet risk(1) :
Credit-related financial instruments(2)	(1,240)	(6,140)	(521)	(6,080)
Interest rate swap agreements	22,744	22,744	34,097	34,097

(1)	Positive amounts represent assets, negative amounts represent liabilities.

(2)	The carrying amount for credit-related financial instruments is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value, which is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, FHLB stock, Federal Reserve stock, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below.
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

Note 10. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three and nine months ended September 30, 2009 and 2008 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Defined Benefit Pension Plans
Interest cost	$1,104	$1,165	3,315	$3,495
Expected return on plan assets	(1,570)	(1,900)	(4,710)	(5,700)
Amortization of unrecognized:
Prior service cost	7	10	22	30
Net actuarial loss	335	75	1,005	225

Net pension cost	$(124)	$(650)	$(368)	$(1,950)

Supplemental Pension Plans
Interest cost	$130	$190	$446	$573
Settlement Charge related to lump sum payments	455	—	455	—
Curtailment loss	—	—	941	—
Amortization of unrecognized:
Prior service cost	—	118	—	353
Net actuarial loss	4	5	10	15

Net pension cost	$589	$313	$1,852	$941

Postretirement Benefit Plans
Interest cost	$152	$128	$455	$386
Amortization of unrecognized:
Prior service cost	(67)	(64)	(201)	(192)
Net actuarial gain	(8)	(8)	(24)	(25)

Net pension cost	$77	$56	$230	$169

Defined contribution retirement and 401K Plans
Employer contributions	$225	$1,628	$2,253	$5,026

Total periodic benefit cost	$767	$1,347	$3,967	$4,186

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens did not make a cash contribution to the defined benefit pension plan during the first nine months of 2009 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first nine months of 2009, Citizens contributed $7.5 million to the supplemental pension plans and anticipates that an additional $0.1 million of contributions will be made during the remaining three months of the year. Citizens contributed $0.3 million to the postretirement benefit plan during the first nine months of 2009 and anticipates making an additional $0.1 million in contributions for the remaining portion of the year. Citizens contributed $4.8 million to the defined contribution retirement and 401(k) plan for employer matching funds and annual discretionary contributions during the first nine months of 2009. Citizens suspended the 401(k) matching funds and annual discretionary contributions effective July 17, 2009.
During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction in the expected years of future service for the supplemental pension plan participants.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 7,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. In December 2008, the Board of Directors approved an amendment to the stock-based compensation plan to reduce the number of shares reserved for future issuance by 1,000,000 shares in order to provide sufficient authorized shares to establish a share reserve for the warrant issued to the U.S. Department of Treasury. At September 30, 2009, Citizens had 2,187,210 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended		Nine Months Ended
Analysis of Stock-Based Compensation Expense	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Stock Option Compensation	$2	$9	$9	$26
Restricted Stock Compensation	735	1,164	1,342	3,289

Stock-based compensation expense before income taxes	737	1,173	1,351	3,315
Income tax benefit	(258)	(410)	(473)	(1,160)

Total stock-based compensation expense after income taxes	$479	$763	$878	$2,155

During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options exercised for the three and nine months ended September 30, 2009. Additionally, there were no stock options exercised for the three months ended September 30, 2008. Cash proceeds from the exercise of stock options were $0.1 million for the nine months ended September 30, 2008. New shares are issued when stock options are exercised. In accordance with FASB ASC Topic 718, “Stock-Based Compensation,” (formerly SFAS 123R) Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and nine months ended September 30, 2009. As of September 30, 2009, $2.3 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.2 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2009.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding restricted stock at December 31, 2008	609,032	$14.43
Granted	384,818	1.29
Vested	(211,010)	15.07
Forfeited	(81,208)	17.95

Restricted stock at September 30, 2009	701,632	6.62

The total fair value of shares vested during the nine months ended September 30, 2009 was $0.3 million.

Note 12. Shareholders’ Equity and Earnings Per Share
On September 17, 2009, Citizens filed with the State of Michigan the amendment to its articles of incorporation approved by shareholders on September 16, 2009. The amendment increases the total authorized common shares from 150 million shares to 1.05 billion shares.
On September 30, 2009, Citizens completed the settlement of its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 (the “Subordinated Notes”) and outstanding 7.50% Enhanced Trust Preferred Securities (the “Trust Preferred Securities”) of Citizens Funding Trust I (the “Exchange Offers”). In aggregate, 268.2 million shares at a fair value of $219.9 million ($0.82 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.0 million of issuance costs, the transaction resulted in an increase to common equity of $198.0 million.
Earnings per common share is computed using the two-class method under the guidelines of FASB ASC Topic 260, “Earnings Per Share” (formerly SFAS 128). Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities. Participating securities include nonvested stock awards (also known as restricted stock) because holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock and have voting rights. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding including the dilutive effect of stock-based compensation. Potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options were anti-dilutive and therefore excluded from the computation of dilutive earnings per share.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic and diluted earnings per share — net loss	$(56,923)	$(7,176)	$(449,485)	$(197,683)
Dividend on redeemable preferred stock	(5,224)	(11,737)	(14,523)	(11,737)

Net loss available to common shareholders	(62,147)	(18,913)	(464,008)	(209,420)
Net loss allocated to participating securities	(338)	(122)	(2,836)	(1,389)

Net loss allocated to common shareholders	$(61,809)	$(18,791)	$(461,172)	$(208,031)

Weighted average shares outstanding	129,170	96,559	127,231	84,229
Less: Participating securities included in weighted average shares outstanding	(703)	(622)	(778)	(559)

Weighted average shares outstanding for basic earnings per common share	128,467	95,937	126,453	83,670
Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	4	24	13

Weighted average shares outstanding for dilutive earnings per common share	128,467	95,941	126,477	83,683

Basic earnings per common share	$(0.48)	$(0.20)	$(3.65)	$(2.49)

Diluted earnings per common share	$(0.48)	$(0.20)	$(3.67)	$(2.50)

Note 13. Lines of Business
Citizens is managed along the following business lines: Specialty Commercial, Regional Banking, Wealth Management, and Other. A description of each business line is presented below.
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
Selected line of business segment information for the three and nine months ended September 30, 2009 and 2008 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the corporation. There are no significant intersegment revenues.

Line of Business Information — Earnings Summary

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Three Months Ended September 30, 2009
Net interest income (taxable equivalent)	$16,228	$71,796	$157	$(3,335)	$84,846
Provision for loan losses	39,382	22,435	—	15,966	77,783

Net interest income after provision	(23,154)	49,361	157	(19,301)	7,063
Noninterest income	(43)	19,909	5,424	(13,448)	11,842
Noninterest expense	4,358	56,904	4,144	18,208	83,614

Income before income taxes	(27,555)	12,366	1,437	(50,957)	(64,709)
Income tax expense (taxable equivalent)	(9,644)	4,328	503	(2,973)	(7,786)

Net (loss) income	$(17,911)	$8,038	$934	$(47,984)	$(56,923)

Average assets (in millions)	$1,593	$4,914	$12	$5,610	$12,129

Three Months Ended September 30, 2008 (1)
Net interest income (taxable equivalent)	$16,684	$70,028	$16	$5,183	$91,911
Provision for loan losses	47,190	7,230	—	3,970	58,390

Net interest income after provision	(30,506)	62,798	16	1,213	33,521
Noninterest income	(844)	20,327	5,873	2,649	28,005
Noninterest expense	4,456	55,816	5,395	8,634	74,301

Income before income taxes	(35,806)	27,309	494	(4,772)	(12,775)
Income tax expense (taxable equivalent)	(12,532)	9,558	173	(2,798)	(5,599)

Net (loss) income	$(23,274)	$17,751	$321	$(1,974)	$(7,176)

Average assets (in millions)	$2,007	$6,038	$12	$5,100	$13,157

	Specialty	Regional	Wealth
(in thousands)	Commercial	Banking	Mgmt	Other	Total

Nine Months Ended September 30, 2009
Net interest income (taxable equivalent)	$46,307	$206,967	$423	$(7,746)	$245,951
Provision for loan losses	124,484	68,594	—	48,685	241,763

Net interest income after provision	(78,177)	138,373	423	(56,431)	4,188
Noninterest income	(8,375)	55,166	15,077	(9,827)	52,041
Noninterest expense	13,672	443,597	12,592	49,964	519,825

Income before income taxes	(100,224)	(250,058)	2,908	(116,222)	(463,596)
Income tax expense (taxable equivalent)	(35,079)	5,745	1,017	14,206	(14,111)

Net (loss) income	$(65,145)	$(255,803)	$1,891	$(130,428)	$(449,485)

Average assets (in millions)	$1,683	$5,302	$11	$5,661	$12,657

Nine Months Ended September 30, 2008 (1)
Net interest income (taxable equivalent)	$48,572	$204,148	$17	$24,391	$277,128
Provision for loan losses	95,046	32,186	—	36,257	163,489

Net interest income after provision	(46,474)	171,962	17	(11,866)	113,639
Noninterest income	(2,598)	59,286	19,379	9,921	85,988
Noninterest expense	192,476	167,694	16,645	35,276	412,091

Income before income taxes	(241,548)	63,554	2,751	(37,221)	(212,464)
Income tax expense (taxable equivalent)	(22,210)	22,244	963	(15,778)	(14,781)

Net (loss) income	$(219,338)	$41,310	$1,788	$(21,443)	$(197,683)

Average assets (in millions)	$2,087	$6,109	$13	$5,089	$13,298

(1)	Certain amounts have been reclassified to conform to current year presentation.

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
Amounts available to clients under loan commitments and standby letters of credit follow.

	September 30,	December 31,
(in thousands)	2009	2008
Loan commitments and letters of credit:
Commitments to extend credit	$1,544,185	$2,048,258
Financial standby letters of credit	230,303	225,675
Performance standby letters of credit	7,508	21,692
Total loan commitments and letters of credit	$1,781,996	$2,295,625

At September 30, 2009 and December 31, 2008, a liability of $3.6 million and $3.9 million, respectively, was recorded for possible losses on commitments to extend credit. In accordance with FASB ASC Topic 460 “Guarantees” (formerly FIN 45), a liability of $1.3 million and $0.7 million, respectively, was recorded at both September 30, 2009 and December 31, 2008 representing the value of the guarantee obligations associated with certain letters of credit. The guarantee obligation liability will be amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008.

Location	Other Assets		Other Liabilities
	Fair Value		Fair Value
	Sept 30,	Dec 31,	Sept 30,	Dec 31,
(in thousands)	2009	2008	2009	2008
Derivatives designated as hedging instruments under FASB ASC 815 (formerly SFAS 133)
Interest Rate Products	$20,615	$30,984	$—	$—

Derivatives not designated as hedging instruments under FASB ASC 815
Interest Rate Products	35,279	47,950	33,150	44,837

Total Derivatives	$55,894	$78,934	$33,150	$44,837

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2009 and December 31, 2008, Citizens had 16 interest rate swaps with an aggregate notional amount of $575.0 million and 19 interest rate swaps with an aggregate notional amount of $700.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, Citizens recognized a gain/(loss) of $0.1 million and ($0.1) million, respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional amount and the aggregate principal amount of the designated loan pools. Additionally, during the three and nine months ended September 30, 2009, Citizens recognized gains of $0.2 million and $0.3 million, respectively, related to the ineffective portion of the derivative net settlements on Citizens’ cash flow hedges. No hedge ineffectiveness was recognized during the nine months ended September 30, 2008.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. Accordingly, the change in fair value of these swaps of less than $0.1 million was recognized directly in earnings as a loss during the first quarter of 2009. The fair value of these swaps and their change in fair value during the three and nine months ended September 30, 2009 and 2008 are disclosed as “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the first quarter of 2009, Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.2 million to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $8.5 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
(in thousands)			Reclassified	Reclassified from Accumulated		Recognized in
Derivatives Relationship	Recognized in OCI		into Income	OCI into Income		Income	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	Sept 30,	Sept 30,		Sept 30,	Sept 30,		Sept 30,	Sept 30,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest Rate Products	$2,785	$2,224	Interest income	$3,252	$707	Other income	$63	$—

			Other income	—	—

Total	$2,785	$2,224		$3,252	$707		$63	$—

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
(in thousands)			Reclassified	Reclassified from Accumulated		Recognized in
Derivatives Relationship	Recognized in OCI		into Income	OCI into Income		Income	Amount
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	Sept 30,	Sept 30,		Sept 30,	Sept 30,		Sept 30,	Sept 30,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest Rate Products	$2,135	$1,980	Interest income	$10,071	$1,536	Other income	$(89)	$—

			Other income	244	—

Total	$2,135	$1,980		$10,315	$1,536		$(89)	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009 and December 31, 2008, Citizens had 11 fair value interest rate swaps with an aggregate notional balance of $470.0 million and 9 fair value interest rate swaps with an aggregate notional balance of $305.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2009, Citizens recognized gains of $1.5 million and $4.4 million respectively, in interest expense related to hedge ineffectiveness. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2008. Citizens also recognized a net (reduction)/addition to interest expense of ($2.3) million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and ($6.2) million and ($1.0) million for the nine months ended September 30, 2009 and 2008, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008.

(in thousands)
	Derivative Contract Gain (Loss)					Hedged Item Gain (Loss)
		Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Location in					Location in
	Statement of	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Statement of	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Derivatives Relationship	Operations	2009	2008	2009	2008	Operations	2009	2008	2009	2008
Fair value hedges:
Interest Rate Products	Interest expense	$195	$(1,253)	$(2,421)	$(2,107)	Interest expense	$1,257	$1,253	$6,844	$2,107
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815 (formerly SFAS 133). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of September 30, 2009 and December 31, 2008, Citizens had 294 derivative transactions with an aggregate notional amount of $1.1 billion related to this program and 300 derivative transactions with an aggregate notional amount of $1.1 billion, respectively.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008.

		Amount of (Loss) or Gain Recognized in Income
(in thousands)		Statement
	Location of (Loss) or	Three Months Ended		Nine Months Ended
	Gain Recognized in	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Derivative Relationship	Income Statement	2009	2008	2009	2008
Derivatives Not Designated as Hedges
Interest Rate Products	Other income	$(1,018)	$2,894	$843	$3,701
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
As of September 30, 2009, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $20.3 million. As of September 30, 2009, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $15.4 million. If credit risk related contingent features underlying these agreements had been triggered as of September 30, 2009, Citizens would have assigned additional collateral of $5.0 million.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breeched these provisions with respect to a S&P rating below investment grade at September 30, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of September 30, 2009, the aforementioned termination value approximated $0.8 million. As permitted by FASB ASC Topic 815-10-45 (formerly FIN 39-1), Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $15.4 million.

Note 16. Subsequent Event
On October 27, 2009, Citizens filed a universal shelf registration statement on Form S-3 with the SEC for the potential offer and sale of debt securities, warrants, purchase contracts, common stock, preferred stock, either separately or represented by depositary shares, units, and trust preferred securities. The debt securities, warrants, purchase contracts and preferred stock may be convertible into or exercisable or exchangeable for common or preferred stock or other securities of Citizens or debt or equity securities of one or more other entities.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Summary of Operations (thousands)
Net interest income	$80,885	$75,601	$76,946	$85,687	$87,318
Provision for loan losses	77,783	99,962	64,017	118,565	58,390
Total fees and other income (1)	11,842	20,961	19,233	15,755	28,005
Investment securities gains (losses)	—	5	—	(1)	—
Noninterest expense (2)	83,614	355,433	80,778	78,611	74,301
Income tax (benefit) provision	(11,747)	(11,415)	(3,467)	99,634	(10,192)
Net loss (3)	(56,923)	(347,413)	(45,149)	(195,369)	(7,176)
Net loss attributable to common shareholders (4)	(62,147)	(352,609)	(49,252)	(195,596)	(18,913)
Taxable equivalent adjustment	3,961	4,220	4,337	4,519	4,593

Per Common Share Data
Basic net income	$(0.48)	$(2.79)	$(0.39)	$(1.55)	$(0.20)
Diluted net income	(0.48)	(2.81)	(0.39)	(1.56)	(0.20)
Market value (end of period)	0.76	0.71	1.55	2.98	3.08
Common book value per share (end of period)	2.87	7.57	10.29	10.60	12.20
Tangible book value per share (end of period)	2.68	6.95	7.53	7.80	7.27

At Period End (millions)
Assets	$12,072	$12,288	$12,982	$13,086	$13,116
Portfolio loans	8,217	8,426	8,754	9,103	9,378
Deposits	8,792	8,913	9,120	9,052	9,006
Shareholders’ equity	1,403	1,225	1,567	1,601	1,537

Average for the Quarter (millions)
Assets	$12,129	$12,774	$13,080	$13,074	$13,157
Portfolio loans	8,311	8,604	8,908	9,267	9,456
Deposits	8,786	8,995	9,117	8,998	8,837
Shareholders’ equity	1,228	1,557	1,607	1,559	1,551

Ratios (annualized)
Return on average assets	(1.86)%	(10.91)%	(1.40)%	(5.94)%	(0.22)%
Return on average shareholders’ equity	(18.40)	(89.50)	(11.40)	(49.86)	(1.84)
Average equity to average assets	10.12	12.19	12.28	11.92	11.79
Net interest margin (FTE) (5)	2.97	2.73	2.73	3.03	3.09
Efficiency ratio (6)	86.48	88.26	80.36	74.19	61.96
Net loans charged off to average portfolio loans	3.41	2.30	1.67	3.48	0.94
Allowance for loan losses to portfolio loans	4.13	3.96	3.23	2.80	2.32
Allowance for loan loss as a percent of nonperforming loans	67.74	67.25	65.94	83.43	94.13
Allowance for loan loss as a percent of nonperforming assets	55.87	55.13	51.33	58.13	59.75
Nonperforming assets to portfolio loans plus ORAA (end of period)	7.34	7.13	6.25	4.79	3.87
Nonperforming assets to total assets (end of period)	5.04	4.92	4.24	3.36	2.78
Leverage ratio	9.63	8.68	9.32	9.66	8.76
Tier 1 capital ratio	12.83	11.81	12.16	12.21	10.88
Total capital ratio	14.23	13.91	14.21	14.49	13.13

(1)	Total fees and other income includes a net loss on debt extinguishment of $15.9 million in the third quarter of 2009.

(2)	Noninterest expense includes a goodwill impairment charge of $266.5 million in the second quarter of 2009.

(3)	Net loss includes a deferred tax valuation allowance of $136.6 million in the fourth quarter of 2008.

(4)	Net loss attributable to common shareholders includes the following items: $5.2 million dividend to preferred shareholders in the third quarter of 2009, and second quarter of 2009, respectively, $4.1 million dividend to preferred shareholders in the first quarter of 2009, $0.2 million accretion of redeemable preferred stock in the fourth quarter of 2008 and $11.7 million deemed dividend to preferred shareholders in the third quarter of 2008.

(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(6)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense-Goodwill impairment)/(Net interest income + Taxable equivalent adjustment + Total fees and other income + Investment securities gains (losses)).

Introduction
The following commentary presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three- and nine- month periods ended September 30, 2009. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2008 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2008 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.

•	Citizens’ capital raising initiatives contemplate raising a significant amount of common equity from private and/or government sources over the coming months and there is no assurance that Citizens will be successful in its capital raising efforts.

•	The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries when required by bank regulatory agencies, or when it might otherwise wish to do so, in order to maintain their capital ratios at acceptable levels.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and its bank subsidiaries depends substantially on developments in those economies.

•	Difficult economic conditions have adversely affected the banking industry and financial markets generally and may significantly affect Citizens’ business, financial condition, and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If Citizens lends to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets, due in part to limitations imposed as a result of the ownership change triggered by the recent Exchange Offers.

•	In order to maintain and strengthen its capital base, Citizens has determined to raise additional capital in transactions that will likely be highly dilutive to its common shareholders.

•	Citizens’ stock price can be volatile.

•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.

•	If Citizens’ common stock fails to meet the listing requirements of the Nasdaq Global Select Market (the “Nasdaq GSM”) and is delisted from trading on that market, the market price of its common stock could be adversely affected and if Citizens’ stock is no longer traded on any established exchange, an active trading market may not continue and adversely affect the trading price of its stock.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level, or in Citizens’ compliance with applicable regulations or other requirements imposed by regulators, may adversely affect Citizens, including its ability to offer new products and services, obtain financing, pay dividends from its subsidiaries to the holding company, attract deposits, make loans at satisfactory spreads or engage in other business activities. Such changes may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of Citizens’ parent company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the parent company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate acquired operations could have a negative effect on its expenses and results of operations.

•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.

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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill impairment, the benefit obligation and net periodic pension expense for employee pension plans, fair value measurements, derivative financial instruments and hedging activities, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2008 Annual Report on Form 10-K. For additional information regarding updates during 2009, see Notes 1 and 2 to the unaudited Consolidated Financial Statements in this report.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes non-GAAP financial measures such as the efficiency ratio, tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio and tier 1 common equity ratio. Citizens believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Corporation, its business, and performance trends and facilitates performance comparisons with others in the banking industry. Additionally, Citizens believes the exclusion of goodwill and other intangible assets, net of applicable deferred tax amounts, to create “average tangible assets” and “average tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the Corporation’s performance based, in part, on these non-GAAP financial measures.
The tangible common equity ratio and tier 1 common equity ratio have become a focus of some investors and management believes that these ratios may assist investors in analyzing Citizens’ capital position absent the effects of intangible assets and preferred stock. Because tangible common equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. Because analysts and banking regulators may assess Citizens’ capital adequacy using tangible common equity and Tier 1 common equity, Citizens believes that it is useful to provide investors the ability to assess its capital adequacy on these same bases.

Tier 1 common equity is often expressed as a percentage of net risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weight assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (net risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. Tier 1 common equity is also divided by net risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as net risk-weighted assets are calculated consistent with banking regulatory requirements.
In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. Citizens believes the presentation of net interest margin on a taxable equivalent basis allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

Non-GAAP Reconciliation
Citizens Republic Bancorp and Subsidiaries

(dollars in thousands)	Sep 30, 2009	Jun 30, 2009	Mar 31, 2009	Dec 31, 2008	Sep 30, 2008

Net Interest Income (A)	$80,885	$75,601	$76,946	$85,687	$87,318
Taxable Equivalent Adjustment (B)	3,961	4,220	4,337	4,519	4,593
Noninterest Income (C)	11,842	20,966	19,233	15,754	28,005
Noninterest Expense (D)	83,614	355,433	80,778	78,611	74,301
Goodwill Impairment (E)	—	266,474	—	—	—

Efficiency Ratio: (D-E)/(A+B+C)	86.48%	88.26%	80.36%	74.19%	61.96%

Ending Balances (millions)
Tangible Common Equity to Tangible Assets
Total assets	$12,072	$12,288	$12,982	$13,086	$13,116
Goodwill	(331)	(331)	(597)	(597)	(597)
Other intangible assets	(16)	(17)	(19)	(21)	(24)
Deferred taxes	5	6	7	7	8

Tangible assets	$11,730	$11,946	$12,373	$12,475	$12,503

Total shareholders’ equity	$1,403	$1,225	$1,567	$1,601	$1,537
Goodwill	(331)	(331)	(597)	(597)	(597)
Other intangible assets	(16)	(17)	(19)	(21)	(24)
Deferred taxes	5	6	7	7	8

Tangible equity	$1,061	$883	$958	$990	$924

Tangible equity	$1,061	$883	$958	$990	$924
Preferred Stock	(270)	(269)	(268)	(266)	—

Tangible common equity	$791	$614	$690	$724	$924

Tier 1 Common Equity
Total shareholders’ equity	$1,403	$1,225	$1,567	$1,601	$1,537
Qualifying capital securities	74	175	175	175	175
Goodwill	(331)	(331)	(597)	(597)	(597)
Accumulated other comprehensive loss	3	27	35	50	9
Other assets (1)	(16)	(17)	(19)	(21)	(24)

Tier 1 capital (regulatory)	$1,133	$1,079	$1,161	$1,208	$1,100

Tier 1 capital (regulatory)	$1,133	$1,079	$1,161	$1,208	$1,100
Qualifying capital securities	(74)	(175)	(175)	(175)	(175)
Preferred Stock	(270)	(269)	(268)	(266)	—

Total Tier 1 common equity (non-GAAP)	$789	$635	$718	$767	$925

Net risk-weighted assets (regulatory) (1)	$8,835	$9,138	$9,550	$9,883	$10,104

Equity to Assets	11.63%	9.97%	12.07%	12.24%	11.72%
Tangible Equity to Tangible Assets	9.06	7.39	7.74	7.94	7.39
Tangible Common Equity to Tangible Assets	6.75	5.14	5.58	5.80	7.39
Tier 1 Common Equity	8.94	6.95	7.52	7.76	9.15

(1)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill)
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components and to ensure that the capital performance is properly reflected to facilitate period-to-period comparisons. Although Citizens believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
Results of Operations
Summary
Citizens reported a net loss of $56.9 million for the three months ended September 30, 2009, compared with a net loss of $7.2 million for the third quarter of 2008. After incorporating the $5.2 million dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $62.1 million for the three months ended September 30, 2009. Diluted net loss per share was $(0.48), compared with $(0.20) for the third quarter of 2008. Annualized returns on average assets and average equity during the third quarter of 2009 were (1.86)% and (18.40)%, respectively, compared with (0.22)% and (1.84)% for the third quarter of 2008.
For the first nine months of 2009, Citizens recorded a net loss of $449.5 million, or $3.67 per diluted share, compared with a net loss of $197.7 million or $2.50 per diluted share for the same period of 2008. The second quarter of 2009 included a non-cash not tax-deductible goodwill impairment charge of $266.5 million (which had no impact on regulatory capital ratios or Citizens’ overall liquidity), while the second quarter of 2008 included a non-cash not tax-deductible goodwill impairment charge, a credit writedown and fair-value adjustments that together totaled $220.5 million.
The decline in real estate markets and deterioration in the credit environment continue to negatively impact Citizens’ operations. The provision for loan losses for the third quarter of 2009 was $77.8 million, compared with $58.4 million for the third quarter of 2008. Net charge-offs for the third quarter of 2009 totaled $71.5 million, compared with $22.4 million for the third quarter of 2008. The increase in the provision for loan losses was primarily due to general economic deterioration in the Midwest and a higher level of nonperforming loans. The increase in net charge-offs over the third quarter of 2008 was primarily the result of continued deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest.
Total assets at September 30, 2009 were $12.1 billion, a decrease of $1.0 billion or 7.8% from December 31, 2008 and a decrease of $1.0 billion or 8.0% from September 30, 2008. The declines were primarily due to reductions in total portfolio loans and the second quarter of 2009 goodwill impairment, partially offset by higher money market investments. Total deposits at September 30, 2009 were $8.8 billion, a decrease of $260.5 million or 2.9% from December 31, 2008 and a decrease of $214.2 million or 2.4% from September 30, 2008. The decreases were primarily the result of planned reductions in brokered deposits, partially offset by clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds as well as a strategic shift in funding mix from short-term borrowings to longer-term retail certificates of deposit due to deposit generation campaigns.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base, comprised of approximately 73% deposits, 14% long-term debt, 12% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity, if necessary.
On September 30, 2009, Citizens completed the settlement of its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 (the “Subordinated Notes”) and outstanding 7.50% Enhanced Trust Preferred Securities (the “Trust Preferred Securities”) of Citizens Funding Trust I (the “Exchange Offers”). In aggregate, 268.2 million shares at a fair value of $219.9 million ($0.82 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.0 million of issuance costs, the transaction resulted in an increase to common equity of $198.0 million.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards, as evidenced by the following key capital ratios.

	Regulatory
	Minimum for				Excess Capital
	“Well-				over Minimum
	Capitalized”	9/30/09	6/30/09	3/31/09	(in millions)
Tier 1 capital ratio	6.00%	12.83%	11.81%	12.16%	$603.5
Total capital ratio	10.00	14.23	13.91	14.21	373.8
Tier 1 leverage ratio	5.00	9.63	8.68	9.32	545.0
Tier 1 common equity ratio		8.94	6.95	7.52
Tangible equity to tangible assets		9.06	7.39	7.74
Tangible common equity to tangible assets		6.75	5.14	5.58
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2009 and 2008 is presented below.

Average Balances/Net Interest Income/Average Rates

	2009			2008
Three Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$520,021	$329	0.25%	$31,955	$160	1.99%
Investment securities (3):
Taxable	1,705,017	19,493	4.57	1,435,883	18,275	5.09
Tax-exempt	605,709	6,445	6.55	674,102	7,272	6.64
FHLB and Federal Reserve stock	156,278	1,598	4.07	148,782	1,917	5.13
Portfolio Loans (4):
Commercial and industrial	2,142,996	25,553	4.82	2,738,993	36,633	5.42
Commercial real estate	2,899,786	38,586	5.28	3,087,556	48,698	6.28
Residential mortgage	1,121,185	13,776	4.91	1,294,952	19,100	5.90
Direct consumer	1,327,455	20,247	6.05	1,491,328	24,858	6.63
Indirect consumer	819,409	14,098	6.83	843,549	14,260	6.73

Total portfolio loans	8,310,831	112,260	5.39	9,456,378	143,549	6.07
Loans held for sale	67,342	921	5.44	110,377	550	1.99

Total earning assets (3)	11,365,198	141,046	5.07	11,857,477	171,723	5.92
Nonearning Assets
Cash and due from banks	169,806			221,332
Bank premises and equipment	121,255			124,343
Investment security fair value adjustment	34,395			850
Other nonearning assets	772,327			1,140,661
Allowance for loan losses	(334,469)			(187,981)

Total assets	$12,128,512			$13,156,682

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$1,085,860	$1,173	0.43%	$788,495	$1,333	0.67%
Savings deposits	2,601,632	4,507	0.69	2,601,866	10,414	1.59
Time deposits	3,850,019	30,975	3.19	4,300,715	41,254	3.82
Short-term borrowings	59,420	37	0.25	225,910	1,087	1.91
Long-term debt	1,900,492	23,469	4.91	2,421,584	30,317	4.99

Total interest-bearing liabilities	9,497,423	60,161	2.51	10,338,570	84,405	3.25
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,248,434			1,146,010
Other liabilities	154,973			121,521
Shareholders’ equity	1,227,682			1,550,581

Total liabilities and shareholders’ equity	$12,128,512			$13,156,682

Net Interest Income		$80,885			$87,318

Interest Spread (5)			2.56%			2.67%
Contribution of noninterest bearing sources of funds			0.41			0.42

Net Interest Margin (5)(6)			2.97%			3.09%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.0 million and $4.6 million for the three months ended September 30, 2009 and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Average Balances/Net Interest Income/Average Rates

	2009			2008
Nine Months Ended September 30,	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$489,838	$918	0.25%	$13,011	$206	2.11%
Investment securities (3):
Taxable	1,719,822	61,473	4.77	1,482,512	58,319	5.25
Tax-exempt	628,803	20,130	6.57	674,529	21,922	6.67
FHLB and Federal Reserve stock	153,167	3,493	3.05	148,819	5,508	4.94
Portfolio Loans (4):
Commercial and industrial	2,308,427	78,928	4.66	2,654,263	109,764	5.62
Commercial real estate	2,929,076	116,663	5.33	3,129,542	152,409	6.51
Residential mortgage loans	1,178,467	45,306	5.13	1,355,791	62,867	6.18
Direct consumer	1,378,838	62,625	6.07	1,520,591	77,967	6.85
Indirect consumer	810,693	41,144	6.79	829,704	41,825	6.73

Total portfolio loans	8,605,501	344,666	5.38	9,489,891	444,832	6.29
Loans held for sale	81,696	2,187	3.57	83,387	2,447	3.91

Total earning assets (3)	11,678,827	432,867	5.09	11,892,149	533,234	6.14
Nonearning Assets
Cash and due from banks	167,309			206,709
Bank premises and equipment	122,402			126,947
Investment security fair value adjustment	14,593			17,354
Other nonearning assets	970,065			1,231,893
Allowance for loan losses	(295,777)			(177,119)

Total assets	$12,657,419			$13,297,933

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	$946,535	$3,179	0.45%	$778,202	$3,863	0.66%
Savings deposits	2,623,382	15,775	0.80	2,553,627	35,423	1.85
Time deposits	4,193,143	107,128	3.42	4,171,204	128,427	4.11
Short-term borrowings	62,942	185	0.39	397,331	8,002	2.69
Long-term debt	2,005,006	73,167	4.88	2,586,982	94,274	4.87

Total interest-bearing liabilities	9,831,008	199,434	2.71	10,487,346	269,989	3.44
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,201,865			1,117,144
Other liabilities	162,205			135,214
Shareholders’ equity	1,462,341			1,558,229

Total liabilities and shareholders’ equity	$12,657,419			$13,297,933

Net Interest Income		$233,433			$263,245

Interest Spread (5)			2.38%			2.70%
Contribution of noninterest bearing sources of funds			0.43			0.41

Net Interest Margin (5)(6)			2.81%			3.11%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $12.5 million and $13.9 million for the nine months ended September 30, 2009 and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
The decreases in net interest margin for the three and nine month periods of 2009 as compared to 2008 were primarily the result of deposit price competition, the transfer of loans to nonperforming status, and an increase in short-term investments to provide additional on-balance sheet liquidity, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate.
The decrease in net interest income in the third quarter of 2009 compared to 2008 was due to the lower net interest margin and a $492.3 million decrease in average earning assets. The decrease in average earning assets was the result of a decrease in loan portfolio balances due to lower demand in the current Midwest economic environment, partially offset by an increase in investment securities and money market investments. For the nine months ended September 30, 2009, net interest income declined compared with the same period of 2008 as a result of the lower net interest margin and a $213.3 million decrease in average earning assets due to the aforementioned factors.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2009 compared with 2008	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$169	$(255)	$424	$712	$(339)	$1,051
Investment securities:
Taxable	1,218	(1,982)	3,200	3,154	(5,638)	8,792
Tax-exempt	(827)	(98)	(729)	(1,792)	(324)	(1,468)
FHLB and Federal Reserve stock	(319)	(412)	93	(2,015)	(2,172)	157
Loans:
Commercial and industrial	(11,080)	(3,686)	(7,394)	(30,836)	(17,716)	(13,120)
Commercial real estate	(10,112)	(7,280)	(2,832)	(35,746)	(26,548)	(9,198)
Residential mortgage loans	(5,324)	(2,952)	(2,372)	(17,561)	(9,948)	(7,613)
Direct consumer	(4,611)	(2,010)	(2,601)	(15,342)	(8,537)	(6,805)
Indirect consumer	(162)	251	(413)	(681)	185	(866)

Total portfolio loans	(31,289)	(15,677)	(15,612)	(100,166)	(62,564)	(37,602)
Loans held for sale	371	654	(283)	(260)	(211)	(49)

Total	(30,677)	(17,770)	(12,907)	(100,367)	(71,248)	(29,119)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	(160)	(570)	410	(684)	(1,416)	732
Savings	(5,907)	(5,906)	(1)	(19,648)	(20,595)	947
Time	(10,279)	(6,230)	(4,049)	(21,299)	(21,981)	682
Short-term borrowings	(1,049)	(568)	(481)	(7,817)	(3,943)	(3,874)
Long-term debt	(6,849)	(409)	(6,440)	(21,107)	(126)	(20,981)

Total	(24,244)	(13,683)	(10,561)	(70,555)	(48,061)	(22,494)

Net Interest Income	$(6,433)	$(4,087)	$(2,346)	$(29,812)	$(23,187)	$(6,625)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income in the third quarter of 2009 compared to 2008 reflects rate and volume variances that were unfavorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2009 and deposit price competition, partially offset by expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to weak customer demand from credit worthy clients in all loan categories, growth in the commercial on-balance sheet sweep product and a strategic shift in the funding mix from wholesale borrowings to customer deposits. This was partially offset by an increase in the investment securities and money market investment portfolios as a result of using the proceeds from the preferred stock issuance in the fourth quarter of 2008 and a decrease in short-term borrowings and long-term debt due to the aforementioned shift in funding.
The decrease in net interest income in the first nine months of 2009 compared to 2008 reflects rate variances that were unfavorable in the aggregate and volume variances that were unfavorable in the aggregate due to the aforementioned factors.

Noninterest Income
The components of noninterest income for the three and nine months ended September 30, 2009 and 2008 are presented below.
Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2009		September 30,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Service charges on deposit accounts	$11,524	$12,254	$(730)	(6.0)%	$32,628	$35,756	$(3,128)	(8.7)%
Trust fees	3,911	4,513	(602)	(13.3)	10,794	13,905	(3,111)	(22.4)
Mortgage and other loan income	3,244	3,269	(25)	(0.8)	10,039	9,636	403	4.2
Brokerage and investment fees	1,527	1,376	151	11.0	4,304	5,503	(1,199)	(21.8)
ATM network user fees	1,775	1,715	60	3.5	4,894	4,805	89	1.9
Bankcard fees	2,039	1,874	165	8.8	6,026	5,542	484	8.7
Losses on held for sale loans	(859)	(1,261)	402	(31.9)	(11,362)	(3,508)	(7,854)	N/M
Net loss on debt extinguishment	(15,929)	—	(15,929)	N/M	(15,929)	—	(15,929)	N/M
Other income	4,610	4,265	345	8.1	10,642	14,349	(3,707)	(25.8)

Total fees and other income	11,842	28,005	(16,163)	(57.7)	52,036	85,988	(33,952)	(39.5)
Investment securities gains	—	—	—	—	5	—	5	N/M

Total noninterest income	$11,842	$28,005	$(16,163)	(57.7)	$52,041	$85,988	$(33,947)	(39.5)

N/M — Not Meaningful
The decrease in noninterest income in the third quarter of 2009 compared to 2008 was primarily due to the aforementioned net loss on the extinguishment of debt in connection with the Exchange Offers, and, to a lesser extent, lower service charges on deposit accounts and trust fees. The decrease in service charges on deposit accounts was primarily the result of a decline in customer transaction volume. The decline in trust fees was primarily the result of negative market conditions.
The decrease in noninterest income in the first nine months of 2009 compared to 2008 was primarily due to the aforementioned net loss on debt extinguishment, as well as higher net losses on loans held for sale, lower other income, lower trust fees, and lower service charges on deposit accounts. The increase in net losses on loans held for sale was primarily the result of higher writedowns to reflect market-value declines for the underlying collateral. The decline in other income was primarily the result of a reduced crediting rate related to bank owned life insurance as a result of decreased returns on the underlying investments. The decrease in trust fees and service charges on deposit accounts were due to the aforementioned factors.
Noninterest Expense
The components of noninterest expense for the three and nine months ended September 30, 2009 and 2008 are presented below.
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2009		September 30,		Change in 2009
(dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries and employee benefits	$38,461	$39,728	$(1,267)	(3.2)%	$108,328	$120,999	$(12,671)	(10.5)%
Occupancy	6,711	6,749	(38)	(0.6)	21,396	21,378	18	0.1
Professional services	3,063	3,246	(183)	(5.6)	8,983	11,540	(2,557)	(22.2)
Equipment	3,032	3,160	(128)	(4.1)	8,931	9,810	(879)	(9.0)
Data processing services	4,542	4,185	357	8.5	13,163	12,722	441	3.5
Advertising and public relations	1,885	1,297	588	45.3	5,583	4,593	990	21.6
Postage and delivery	1,379	1,626	(247)	(15.2)	4,480	5,411	(931)	(17.2)
Other loan expenses	6,496	2,755	3,741	135.8	19,293	8,014	11,279	140.7
Other real estate (ORE) expenses	5,568	1,825	3,743	205.1	18,345	9,461	8,884	93.9
Intangible asset amortization	1,874	2,226	(352)	(15.8)	5,863	7,006	(1,143)	(16.3)
Goodwill impairment	—	—	—	N/M	266,474	178,089	88,385	49.6
Other expenses	10,603	7,504	3,099	41.3	38,986	23,068	15,918	69.0

Total noninterest expense	$83,614	$74,301	$9,313	12.5	$519,825	$412,091	$107,734	26.1

N/M — Not Meaningful

The increase in noninterest expense in the third quarter of 2009 over 2008 was primarily the result of higher other loan expenses, ORE expenses, and other expense, partially offset by lower salaries and employee benefits, as well as a net decline in all other noninterest expense categories. The increase in other loan expense was primarily the result of higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The increase in ORE expenses was primarily the result of higher carrying costs related to holding the ORE properties and mark-to-market charges related to additional declines in market values on the ORE assets. The increase in other expense was primarily the result of an increase in FDIC insurance premiums due to an industry-wide rate increase. The decrease in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in 2009. The net decline in all other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.
Salary costs included severance expense of $1.5 million for the third quarter of 2009 and $2.0 million for the third quarter of 2008. Citizens had 2,173 full-time equivalent employees at September 30, 2009 compared with 2,261 at September 30, 2008.
The increase in noninterest expense in the first nine months of 2009 over 2008 was primarily the result of a higher goodwill impairment charge, as well as higher other expense, other loan expense, and ORE expense, partially offset by lower salaries and employee benefits and a net decline in all other noninterest expense categories due to the aforementioned factors.
Income Taxes
The income tax benefit for the third quarter of 2009 was $11.7 million, compared with $10.2 million for the third quarter of 2008. For the first nine months of 2009, the income tax benefit totaled $26.6 million, a decrease of $2.0 million from the same period of 2008. The effective tax rate was 5.59% and 12.66% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The decrease in the effective tax rate resulted from higher pre-tax losses and the valuation allowance established on deferred tax assets at December 31, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Specialty Commercial	$(17,911)	$(23,274)	$(65,145)	$(219,338)
Regional Banking	8,038	17,751	(255,803)	41,310
Wealth Management	934	321	1,891	1,788
Other	(47,984)	(1,974)	(130,428)	(21,443)

Net Loss	$(56,923)	$(7,176)	$(449,485)	$(197,683)

Specialty Commercial
Net losses declined in the three and nine month periods ended September 30, 2009 as compared with the same periods of the prior year. For the three month period, the decline in the net loss was primarily the result of a lower provision for loan losses, partially offset by a lower income tax benefit. The decrease in the provision for loan losses was primarily the result of more stable nonperforming loan levels in the third quarter of 2009. For the nine month period, the decrease was primarily the result of lower noninterest expense partially offset by higher provision for loan losses, lower net interest income and noninterest income. The lower noninterest expense was primarily due to the effects of the goodwill impairment charge in the second quarter of 2008. The increase in loan loss provision was due to higher nonperforming commercial loan levels throughout 2009. The decrease in net interest income was primarily the result of an increase in nonaccrual commercial real estate loans. The decrease in noninterest income was primarily a result of higher net losses on loans held for sale.
Regional Banking
Net income declined for the three and nine month periods ended September 30, 2009 as compared with the same periods of the prior year. For the three month period, the decrease was primarily the result of higher provision for loan losses. For the nine month period, the decrease was primarily the result of higher provision for loan losses, lower noninterest income and higher noninterest expense, partially offset by higher net interest income. The increases over both time periods for the provision for loan losses were primarily due to higher nonperforming residential mortgage loans. Noninterest income declined primarily due to lower service charges on deposit accounts. Noninterest expense increased primarily because of the aforementioned goodwill impairment charge in the second quarter of 2009 and the industry-wide increase in FDIC insurance rates. The increase in net interest income was primarily the result of expanding loan spreads, clients holding higher deposit balances in transaction accounts and declining deposit costs, partially offset by lower earning assets and increased nonaccrual commercial loans.
Wealth Management
Net income increased for the three and nine month periods ended September 30, 2009 as compared with the same periods of the prior year. The increases were primarily the result of lower noninterest expense, partially offset by lower noninterest income. The decrease in noninterest expense was primarily due to lower salary expense as a result of lower staffing levels. The decrease in noninterest income was primarily due to lower trust fees as a result of declines in market valuation for these assets since the second quarter of 2009, as well as a decrease in brokerage income due to lower demand for investment products. Trust assets under administration were $2.1 billion at September 30, 2009, a decrease of $0.1 billion from September 30, 2008.
Other
Net loss increased in the three and nine month periods ended September 30, 2009 as compared with the same periods of the prior year. The increases were the result of lower net interest income, lower noninterest income, higher noninterest expense, and a higher provision for loan losses. The decreases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The declines in net interest income were partially offset by income provided by higher short-term investment balances. The decreases in noninterest income were primarily the result of a decline in income from bank owned life insurance policies due to decreased returns on the underlying investments. Noninterest expense increased due to the aforementioned increase in FDIC insurance, as well as higher expenses associated with ORE property. The increases in the provision for loan losses were primarily the result of the continued migration of residential mortgage loans to nonperforming status. This migration, and Citizens’ evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off.
Financial Condition
Total assets at September 30, 2009 were $12.1 billion, a decrease of $1.0 billion or 7.8% from December 31, 2008 and a decrease of $1.0 billion or 8.0% from September 30, 2008. The declines were primarily the result of reductions in total portfolio loans and the second quarter of 2009 goodwill impairment, partially offset by higher money market investments.
Money Market Investments
Money market investments at September 30, 2009 totaled $533.5 million, an increase of $318.6 million over December 31, 2008 and an increase of $531.0 million over September 30, 2008. The increases were primarily the result of holding excess short-term funds with the Federal Reserve as a result of continued core deposit growth coupled with a lack of demand for loans from credit-worthy clients.
Investment Securities
Investment securities at September 30, 2009 totaled $2.4 billion, essentially unchanged from December 31, 2008 and an increase of $213.9 million or 9.9% over September 30, 2008. The increase over September 30, 2008 was primarily the result of investing the proceeds from the fourth quarter of 2008 participation in the TARP Capital Purchase Program into securities that can be pledged as collateral for funding of future loans, partially offset by using portfolio cash flow to reduce short-term and long-term borrowings. See Note 3 to the Consolidated Financial Statements for additional information on investment securities.

Portfolio Loans
Total portfolio loans were $8.2 billion at September 30, 2009, a decrease of $885.8 million or 9.7% from December 31, 2008 and a decrease of $1.2 billion or 12.4% from September 30, 2008.
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
Loan Portfolios

	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
(in millions)	2009	2009	2009	2008	2008
Land Hold	$52.0	$54.9	$54.2	$45.0	$48.3
Land Development	129.7	123.1	121.2	132.7	125.0
Construction	214.8	230.4	257.7	263.5	364.2
Income Producing	1,509.7	1,534.5	1,558.2	1,556.2	1,533.2
Owner-Occupied	992.4	979.5	953.0	967.3	999.6

Total Commercial Real Estate	2,898.6	2,922.4	2,944.3	2,964.7	3,070.3
Commercial and Industrial	2,099.8	2,198.3	2,394.4	2,602.4	2,703.7

Total Commercial Loans	4,998.4	5,120.7	5,338.7	5,567.1	5,774.0

Residential Mortgage	1,084.8	1,145.0	1,208.0	1,262.8	1,279.7
Direct Consumer	1,308.3	1,351.5	1,405.6	1,452.2	1,481.4
Indirect Consumer	825.3	808.3	802.1	820.5	843.1

Total Consumer Loans	3,218.4	3,304.8	3,415.7	3,535.5	3,604.2

Total Loans	$8,216.8	$8,425.5	$8,754.4	$9,102.6	$9,378.2

The decreases in total commercial loans at September 30, 2009 compared to December 31, 2008 and September 30, 2008 were primarily the result of a decline in customer demand from credit-worthy clients, normal paydowns as a result of client activity, and charge-offs.
The declines in residential mortgage loans at September 30, 2009 compared to December 31, 2008 and September 30, 2008 were primarily the result of normal paydowns as a result of client activity and new business not being retained in the portfolio due to Citizens’ strategy of selling more than 90% of new mortgage originations into the secondary market.
The decreases for both direct consumer loans and indirect consumer loans were due to weaker consumer demand from credit-worthy customers.
Credit Quality
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. Citizens performs quarterly reviews of the non-watch commercial credit portfolio focusing on industry segments and asset classes that have or may be expected to experience stress due to economic conditions. This process seeks to validate each such credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios while strengthening these relationships and improving communication with these clients.

The following tables represent five qualitative aspects of the loan portfolio that illustrate the overall level of risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — This table illustrates the loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — This table illustrates the commercial loans that, while still accruing interest, Citizens believes may be at risk due to general economic conditions or changes in a borrower’s financial status and therefore require increased oversight. Watchlist loans that are in nonperforming status are included in the Nonperforming Assets table.
•	Nonperforming Assets — This table illustrates the loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table.
•	Net Charge-Offs — This table illustrates the portion of loans that have been charged-off during each quarter.
•	Analysis of Allowance for Loan Losses — This table illustrates the changes that result in the period-end allowance for loan losses position.
Delinquency Rates by Loan Portfolio
The following table displays historical delinquency rates by loan portfolio.
Table 1 — Delinquency Rates By Loan Portfolio

30 to 89 days Past Due	Sep 30, 2009		Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land Hold	$1.4	2.61%	$3.5	6.38%	$3.7	6.83%	$3.9	8.67%	$7.3	15.11%
Land Development	12.0	9.29	1.3	1.06	11.1	9.16	5.2	3.92	10.3	8.24
Construction	12.1	5.64	1.7	0.74	16.7	6.48	27.3	10.36	26.1	7.17
Income Producing	44.9	2.97	50.0	3.26	64.2	4.12	76.7	4.93	50.1	3.27
Owner-Occupied	24.4	2.46	15.6	1.59	37.4	3.92	37.5	3.88	21.3	2.13

Total Commercial Real Estate	94.8	3.27	72.1	2.47	133.1	4.52	150.6	5.08	115.1	3.75
Commercial and Industrial	20.2	0.96	34.0	1.55	47.1	1.97	56.5	2.17	29.1	1.08

Total Commercial Loans	115.0	2.30	106.1	2.07	180.2	3.38	207.1	3.72	144.2	2.50

Residential Mortgage	30.3	2.80	27.7	2.42	25.9	2.14	39.5	3.13	37.7	2.95
Direct Consumer	24.5	1.87	23.3	1.72	20.4	1.45	25.5	1.76	19.5	1.32
Indirect Consumer	16.3	1.98	14.6	1.81	14.7	1.83	18.5	2.25	13.6	1.61

Total Consumer Loans	71.1	2.21	65.6	1.98	61.0	1.79	83.5	2.36	70.8	1.96
Total Delinquent Loans	$186.1	2.26%	$171.7	2.04%	$241.2	2.76%	$290.6	3.19%	$215.0	2.29%

The decreases at September 30, 2009 from December 31, 2008 and September 30, 2008 were primarily the result of delinquent commercial loans returning to current status, loans migrating to nonperforming status, and improved administrative renewal efforts in 2009. However, the weak economy in the Midwest and particularly in Michigan, continues to significantly impact Citizens’ commercial real estate and residential mortgage loan portfolios.
Commercial Watchlist
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions decline. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are accruing (see table 2) or nonperforming (see table 3). Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.

Table 2 — Commercial Watchlist

Accruing loans only	Sep 30, 2009		Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land Hold	$29.0	55.76%	$18.1	32.97%	$15.7	28.97%	$18.5	41.11%	$20.7	42.86%
Land Development	93.6	72.12	83.6	67.91	62.4	51.49	49.3	37.15	51.8	41.44
Construction	90.4	42.10	90.3	39.19	86.6	33.60	74.8	28.39	104.8	28.78
Income Producing	519.6	34.42	458.9	29.91	421.9	27.08	401.0	25.77	290.3	18.93
Owner-Occupied	277.3	27.94	274.4	28.01	224.2	23.53	178.4	18.44	167.0	16.71

Total Commercial Real Estate	1,009.9	34.84	925.3	31.66	810.8	27.54	722.0	24.35	634.6	20.67
Commercial and Industrial	510.3	24.30	532.9	24.24	479.7	20.03	436.8	16.78	431.2	15.95

Total Watchlist Loans	$1,520.2	30.41%	$1,458.2	28.48%	$1,290.5	24.17%	$1,158.8	20.82%	$1,065.8	18.46%

The increases in accruing watchlist loans at September 30, 2009 over December 31, 2008 and September 30, 2008 were primarily the result of the aforementioned non-watch commercial credit reviews as signs of economic or business related stress indicate more credit oversight and review is warranted. Additionally, the increases were also impacted by continuing commercial real estate deterioration in Michigan and, as a way to help mitigate future losses, additional proactive downgrades as Citizens closely monitors borrowers’ repayment capacity in this environment.
Nonperforming Assets
The table below provides a summary of nonperforming assets.
Table 3 — Nonperforming Assets

	Sep 30, 2009		Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land Hold	$13.3	25.56%	$13.1	23.86%	$12.0	22.14%	$10.4	23.11%	$11.0	22.77%
Land Development	13.7	10.52	15.1	12.27	14.6	12.05	23.4	17.63	20.6	16.48
Construction	33.7	15.70	36.0	15.63	26.5	10.28	18.3	6.94	25.7	7.06
Income Producing	126.7	8.39	139.4	9.08	116.3	7.46	78.6	5.05	57.6	3.76
Owner-Occupied	70.2	7.07	72.0	7.35	66.5	6.98	31.8	3.29	17.7	1.77

Total Commercial Real Estate	257.6	8.89	275.6	9.43	235.9	8.01	162.5	5.48	132.6	4.32
Commercial and Industrial	111.5	5.31	91.8	4.18	83.7	3.50	64.6	2.48	38.2	1.41

Total Nonaccruing Commercial Loans	369.1	7.38	367.4	7.17	319.6	5.99	227.1	4.08	170.8	2.96

Residential Mortgage	106.5	9.82	103.3	9.02	84.6	7.00	59.5	4.71	40.2	3.14
Direct Consumer	21.6	1.65	20.3	1.50	21.0	1.49	15.1	1.04	16.3	1.10
Indirect Consumer	2.6	0.31	1.4	0.17	2.0	0.25	2.6	0.32	2.1	0.25

Total Nonaccruing Consumer Loans	130.7	4.06	125.0	3.78	107.6	3.15	77.2	2.18	58.6	1.63
Total Nonaccruing Loans	499.8	6.08	492.4	5.84	427.2	4.88	304.3	3.34	229.4	2.45
Loans 90+ days still accruing	0.6	0.01	0.8	0.01	1.0	0.01	1.5	0.02	1.6	0.02
Restructured loans	1.1	0.01	2.5	0.03	0.4	0.00	0.2	0.00	0.3	0.00

Total Nonperforming Portfolio Loans	501.5	6.10%	495.7	5.88%	428.6	4.90%	306.0	3.36%	231.3	2.47%
Nonperforming Held for Sale	44.5		54.3		64.6		75.2		86.6
Other Repossessed Assets Acquired	62.0		54.7		57.4		58.0		46.5

Total Nonperforming Assets	$608.0		$604.7		$550.6		$439.2		$364.4

The increases in nonperforming assets at September 30, 2009 over December 31, 2008 and September 30, 2008 were primarily the result of continued deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest. Nonperforming assets at September 30, 2009 represented 7.34% of total loans plus other repossessed assets acquired compared with 4.79% at December 31, 2008 and 3.87% at September 30, 2008. Nonperforming commercial loan inflows were $94.2 million in the third quarter of 2009 compared with $102.6 million in the third quarter of 2008.
Nonperforming commercial loan outflows were $93.0 million in the third quarter of 2009 compared with $38.5 million in the third quarter of 2008. The third quarter of 2009 outflows included $7.3 million in loans that returned to accruing status, $29.6 million in loan payoffs and paydowns, $49.2 million in charged-off loans, and $6.9 million transferred to other repossessed assets acquired.
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
Table 4 — Net Charge-Offs

	Three Months Ended
	Sep 30, 2009		Jun 30, 2009		Mar 31, 2009		Dec 31, 2008		Sep 30, 2008
		% of		% of		% of		% of		% of
(dollars in millions)	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**	$	Portfolio**
Land Hold	$0.5	4.02%	$0.6	4.37%	$—	—%	$4.6	40.89%	$1.7	14.08%
Land Development	1.4	4.19	2.4	7.80	6.3	20.79	5.8	17.48	6.9	22.08
Construction	0.9	1.63	5.8	10.07	2.0	3.10	10.7	16.24	0.5	0.55
Income Producing	24.5	6.50	12.6	3.28	7.8	2.00	21.7	5.58	4.4	1.15
Owner-Occupied	4.6	1.85	7.9	3.23	2.4	1.01	3.1	1.28	1.3	0.52

Total Commercial Real Estate	31.9	4.40	29.3	4.01	18.5	2.51	45.9	6.19	14.8	1.93
Commercial and Industrial	20.1	3.84	6.8	1.24	8.0	1.34	21.9	3.37	0.4	0.06

Total Commercial Loans	52.0	4.16	36.1	2.82	26.5	1.99	67.8	4.87	15.2	1.05

Residential Mortgage	10.0	3.67	2.2	0.77	0.8	0.26	1.6	0.51	0.5	0.16
Direct Consumer	6.3	1.92	6.5	1.92	4.4	1.25	5.9	1.63	3.3	0.89
Indirect Consumer	3.2	1.56	4.4	2.18	5.0	2.49	5.7	2.78	3.4	1.61

Total Consumer Loans	19.5	2.42	13.1	1.59	10.2	1.19	13.2	1.49	7.2	0.80
Total Net Charge-offs	$71.5	3.41%	$49.2	2.30%	$36.7	1.67%	$81.0	3.48%	$22.4	0.94%

**	Represents an annualized rate.
The increase in net charge-offs for the third quarter of 2009 as compared with the third quarter of 2008 was primarily the result of continued deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest.
A summary of loan loss experience during the three and nine months ended September 30, 2009 and 2008 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Allowance for loan losses — beginning of period	$333,369	$181,718	$255,321	$163,353
Provision for loan losses	77,783	58,390	241,763	163,489
Charge-offs	73,753	25,309	167,374	114,958
Recoveries	2,295	2,928	9,984	5,843

Net charge-offs	71,458	22,381	157,390	109,115

Allowance for loan losses — end of period	$339,694	$217,727	$339,694	$217,727

Portfolio loans outstanding at period end (1)	8,216,839	$9,378,198	$8,216,839	$9,378,198
Average portfolio loans outstanding during period (1)	8,310,831	9,456,378	8,605,501	9,489,891
Allowance for loan losses as a percentage of portfolio loans	4.13%	2.32%	4.13%	2.32%
Ratio of net charge-offs during period to average portfolio loans (annualized)	3.41	0.94	2.45	1.54

(1)	Balances exclude mortgage loans held for sale.
The increase in the allowance for loan losses was primarily the result of continued deterioration in commercial real estate loans and an increase in the loss migration rates and extended duration of residential mortgage and consumer loans. Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at September 30, 2009. Additional information regarding Citizens’ methodology is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Citizens’ 2008 Annual Report on Form 10-K.
After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The increases in provision for loan losses for the three and nine month periods of 2009 as compared with the same periods of 2008 were primarily the result of higher net charge-offs and overall migration of loans to nonperforming status. This migration, and evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off.
Loans Held for Sale
Loans held for sale at September 30, 2009 totaled $61.4 million, a decrease of $29.9 million or 32.7% from December 31, 2008 and a decrease of $45.1 million or 42.3% from September 30, 2008. The decreases were primarily the result of declines in commercial loans held for sale due to customer paydowns, writedowns to reflect market value declines for the underlying collateral, and transfers to ORE.
Goodwill
Goodwill at September 30, 2009 was $330.7 million, a decrease of $266.5 million from December 31, 2008 and September 30, 2008. The decreases were due to a $266.5 million non-cash not tax-deductible goodwill impairment charge recorded in the second quarter of 2009. As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, continued deterioration in the credit quality of Citizens’ loan portfolios, and the uncertain trickle-down effect of recent bankruptcy filings by several major companies in the U.S. automotive industry, Citizens determined it was necessary to perform an interim goodwill impairment test. The interim goodwill impairment test was performed in the second quarter of 2009 and included discounted cash flow and portfolio pricing analyses that reflected management’s outlook for the current business environment. Based on these analyses, Citizens concluded that the goodwill allocated to its Regional Banking reporting unit was impaired. Citizens also performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at September 30, 2009. As the key inputs and drivers remained consistent with those at June 30, 2009, Citizens concluded that no additional impairment was indicated. There can be no assurance, however, that future testing will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets. See Note 5 to the Consolidated Financial Statements for additional information on goodwill.
Deposits
Total deposits at September 30, 2009 were $8.8 billion, a decrease of $260.5 million or 2.9% from December 31, 2008 and a decrease of $214.2 million or 2.4% from September 30, 2008. Core deposits, which exclude all time deposits, totaled $5.1 billion at September 30, 2009, an increase of $649.8 million or 14.7% over December 31, 2008 and an increase of $544.7 million or 12.0% over September 30, 2008. The increases were primarily the result of clients holding higher balances in transaction accounts and recent changes in FDIC coverage thresholds. Time deposits totaled $3.7 billion at September 30, 2009, a decrease of $910.3 million or 19.7% from December 31, 2008 and a decrease of $758.9 million or 17.0% from September 30, 2008. The decreases were primarily the result of a planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits.
Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Citizens had approximately $1.1 billion in time deposits of $100,000 or more at September 30, 2009, compared with $1.4 billion at December 31, 2008 and September 30, 2008. At September 30, 2009, Citizens had $526.2 million in brokered deposits, compared with $1.1 billion at December 31, 2008 and $1.0 billion at September 30, 2008. The decrease in brokered deposits is due to the planned reduction of brokered deposits aligned with organic deposit growth initiatives. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings which consists of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at September 30, 2009 totaled $59.9 million, a decrease of $14.5 million or 19.5% from December 31, 2008 and a decrease of $62.2 million or 50.9% from September 30, 2008. The decrease from December 31, 2008 was primarily the result of lower short-term repurchase agreement balances and TT&L borrowings. The decrease from September 30, 2008 was primarily the result of a strategic shift in funding mix toward deposits.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2009 totaled $1.7 billion, a decrease of $522.8 million or 23.8% from December 31, 2008 and a decrease of $677.9 million or 28.9% from September 30, 2008. The decreases were primarily the result of the consummation of the aforementioned

Exchange Offers and applying the proceeds from loan prepayments to reduce wholesale funding. See Note 12 to the Consolidated Financial Statements for additional information.
Capital Resources
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of September 30, 2009, December 31, 2008 and September 30, 2008 are presented below.
Capital Ratios

	Regulatory Minimum
		“Well-	September 30,	December 31,	September 30,
	Required	Capitalized”	2009	2008	2008

Risk based:
Tier 1 capital	4.00%	6.00%	12.83%	12.21%	10.88%
Total capital	8.00	10.00	14.23	14.49	13.13

Tier 1 leverage ratio	4.00	5.00	9.63	9.66	8.76
Shareholders’ equity at September 30, 2009 was $1.4 billion, a decrease of $197.9 million or 12.4% from December 31, 2008 and a decrease of $133.3 million or 8.7% from September 30, 2008. The decreases were primarily the result of net losses incurred since the second quarter of 2008. When compared with September 30, 2008, the reduction was partially offset by the capital raised during the fourth quarter of 2008 and the consummation of the Exchange Offers in the third quarter of 2009. Book value per common share at September 30, 2009, December 31, 2008, and September 30, 2008 was $2.87, $10.60, and $12.20, respectively. The decreases in book value per common share from December 31, 2008 is primarily due to the increase in the number of outstanding shares of Citizens common stock as a result of the Exchange Offers and, to a lesser extent, to the factors described above.
On September 30, 2009, Citizens completed the Exchange Offers. The consummation of the Exchange Offers strengthened Citizens’ capital base by raising approximately $198.0 million of Tier 1 common equity and also reduced the interest expense associated with the Subordinated Notes and the Trust Preferred Securities by approximately $13.8 million annually. See Note 12 to the Consolidated Financial Statements for additional information on the Exchange Offers.
During the third quarter of 2009, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service in August 2009, Standard & Poor’s in June 2009, Dominion Bond Rating Service in August 2009, and Fitch Ratings in August 2009. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.
Credit Ratings

		Moody’s		Dominion
	Standard &	Investor	Fitch	Bond Rating
	Poor’s	Service	Ratings	Service
Citizens Republic Bancorp (Holding Company)
Long-Term Debt	BB-	B2	B+	B (high)
Short-Term Debt	B	Not Prime	B	R-4
Trust Preferred	CCC+	Caa2	CCC	B

Citizens Bank
Certificate of Deposit	—	Ba3	BB	BB

F&M Bank-Iowa
Certificate of Deposit	—	—	BB	BB
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout the first three quarters of 2009, the Holding Company chose not to receive dividends from subsidiaries and paid no dividends to its common shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. Citizens elected not to receive any dividends from its subsidiaries but as of October 1, 2009 the subsidiary banks had the capacity to pay dividends of $4.1 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
As of September 30, 2009, the Holding Company’s cash resources totaled $120.0 million. During the second and third quarters of 2009, the Holding Company contributed an aggregate amount of $74.0 million to Citizens Bank to bolster capital levels at the bank. The Holding Company’s interest and preferred dividend payment obligations are approximately $21 million annually, down from approximately $35 million annually at December 31, 2008 due to the completion of the Exchange Offers. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and the Federal Home Loan Bank of Des Moines.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 73% deposits, 14% long-term debt, 12% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available for sale could be sold for cash to provide liquidity.
The Corporation’s long-term debt to equity ratio was 119.0% as of September 30, 2009 compared with 137.0% at December 31, 2008 and 152.8% at September 30, 2008. Changes in deposit obligations and short-term and long-term debt during the third quarter of 2009 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $819.9 million or 6.8% of total assets as of September 30, 2009 compared with $215.6 million or 1.6% of total assets at December 31, 2008. This reflects a more asset sensitive position then at December 31, 2008 due to a reduction in fixed-rate loan balances and the replacement of short-term fixed rate funding with longer-term fixed rate funding. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2009 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of September 30, 2009 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.2% and 0.9%, respectively, from what it would be if rates were to remain at September 30, 2009 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at September 30, 2009, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent less exposure to rising interest rates than at December 31, 2008, resulting from a reduction in fixed-rate assets and an increase in non-rate sensitive liabilities. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/adequate capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Further discussion of derivative instruments is included in Note 15 to the Consolidated Financial Statements.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2008 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for the period ended March 31, 2009 and June 30, 2009. These risk factors are not the only risks Citizens face. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares That May Yet
	Total Number of		Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased		Per Share	Programs	The Plans or Programs
July 2009	92	(a)	$0.54	—	1,241,154
August 2009	166	(a)	0.81	—	1,241,154
September 2009	172	(a)	0.68	—	1,241,154

Total	430		$0.70	—	1,241,154

(a)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.
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

Item 4. Submission of Matters to a Vote of Security Holders

Citizens held a special meeting of its shareholders on September 9, 2009 (adjourned to and completed on September 16, 2009) at which the shareholders voted to 1) approve a proposal to amend Citizens’ Amended and Restated Articles of Incorporation to increase the number of authorized shares from 150 million to 1,050 million (the “Common Stock Proposal”), 2) approve a proposal to issue additional shares of common stock in accordance with Nasdaq Market Rule 5635 in exchange for up to $125 million principal amount of Citizens’ outstanding subordinated debentures (the “Debt Exchange Proposal”), and 3) to approve a proposal to grant the board of directors the authority to adjourn, postpone, or continue the special meeting (the “Adjournment Proposal”). The following table sets forth for each item the number of votes for and against, the number of abstentions and the number of broker non-votes.

				Broker
	For	Against	Abstain	Non-Votes
The Common Stock Proposal	65,371,675	14,390,542	625,378	—

The Debt Exchange Proposal	66,869,137	12,817,753	634,118	66,587

The Adjournment Proposal	59,981,412	19,344,546	995,048	66,589
Item 5. Other Information
On September 24, 2009, in connection with the approval of revisions to the indemnification provisions in the Corporation’s bylaws, the Board approved a form of indemnification agreement to be executed with each of the directors that memorializes the indemnification rights of the directors under the bylaws and applicable law and the procedure for receipt of amounts owing pursuant to such rights, but does not expand the rights provided by the bylaws and applicable law. The form of agreement was executed by the Corporation and each of the directors as of such date and is attached as an exhibit to this Report on Form 10-Q.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of September 17, 2009

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009

10.54	Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lisabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Dennis J. Ibold, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams, James L. Wolohan, and Steven E. Zack

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.
Date: November 5, 2009	By	/s/ Charles D. Christy

Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of September 17, 2009 (filed as an exhibit to Citizens’ Form S-3 (File No. 333-162693) and incorporated herein by reference)

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009 (filed as an exhibit to Citizens’ Form 8-K dated September 30, 2009 and incorporated herein by reference)

10.54	Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lisabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Dennis J. Ibold, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams, James L. Wolohan, and Steven E. Zack

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934