Form 10-K
period 2009-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2010-03-01
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $87,949,671. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares outstanding of the registrant’s no par value common stock as of February 25, 2010 was 394,395,139.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Republic Bancorp, Inc.’s Proxy Statement for its 2010 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS REPUBLIC BANCORP, INC.
2009 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens’ common stock is traded on the NASDAQ (“NASDAQ”) Global Select Market® under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s website www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Kristine Brenner, Director of Investor Relations, at the corporate address listed above to receive copies of these reports without charge.
GENERAL
Citizens Republic Bancorp, Inc., incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank—Iowa (“F&M”). These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business is seasonal.
At December 31, 2009, Citizens directly or indirectly owned the following subsidiaries:

			Total	Date
	Principal	Number of	Assets	Acquired /
Subsidiary	Office	Offices	(in millions)	Established

Citizens Bank (1)	Flint, MI	219	$11,318.5	1871
F&M Bank — Iowa (1)	Marshalltown, IA	10	467.9	11/01/99
Citizens Bank Wealth Management, N.A.	Flint, MI	(2)	(2)	03/01/02

(1)	Consolidated totals include its non-bank subsidiaries. F&M had total trust assets under administration of $22.8 million at December 31, 2009. Citizens signed an agreement on January 29, 2010 to sell F&M. See “Recent Developments.”

(2)	Citizens Bank Wealth Management, N.A. conducts business at most Citizens Bank locations and had total assets under administration of $2.1 billion at December 31, 2009.
RECENT DEVELOPMENTS
On January 29, 2010, Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M. Great Western Bank will pay a purchase price of approximately $50 million in cash, subject to a possible adjustment based upon F&M’s net worth at closing. The transaction includes approximately $132.5 million in net portfolio loans and $408.6 million in deposits. The transaction is expected to close in the second quarter of 2010, subject to certain required regulatory approvals and fulfillment of customary conditions.

As part of the stock purchase agreement, Citizens will be required to exchange selected loans with F&M at or near the closing date for a cash payment equal to the book value of the specified loans less related allowance for loan losses. As of December 31, 2009, the loans to be exchanged had a net book value of $9.9 million.
On September 23, 2009, Citizens was notified by the NASDAQ Listing Qualifications Department that they could initiate steps to delist Citizens’ common stock from trading on the NASDAQ anytime after March 22, 2010 if the closing bid price of Citizens’ common stock does not exceed $1.00 per share for at least 10 consecutive trading days. The notice was a result of Citizens failing to satisfy the NASDAQ listing requirements that the bid price of Citizens’ common shares not close below $1.00 per share for more than 30 consecutive trading days. Citizens is considering several alternatives, including applying to transfer its stock listing to the NASDAQ Capital Market, which would maintain an active trading market for Citizens’ stock and provide an additional six month grace period to regain compliance, and certain other actions. However, there can be no assurance that these actions will be successful in maintaining the NASDAQ listing.
GEOGRAPHIC LOCATIONS
As of December 31, 2009, Citizens conducts operations through 229 offices and 267 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana with 2,125 full-time equivalent employees. In Michigan, the primary markets are concentrated in the Lower Peninsula, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. In Iowa, the primary market is the central region of the state. In Indiana, the primary market is Indianapolis.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Interest and fees on loans	$456,347	$586,073	$684,047
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	112,332	114,838	123,864
Noninterest income	67,421	101,742	122,568

Total revenues	$636,100	$802,653	$930,479

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.
LINES OF BUSINESS
Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along four major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, and Wealth Management. The Regional Banking, Specialty Consumer, and Specialty Commercial business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting

Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” “Allowance for Loan Losses,” and “Contractual Obligations and Off-Balance Sheet Arrangements” and under Notes 1, 4, and 16 to the Consolidated Financial Statements.
Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Line of Business Results” and in Note 15 of the Consolidated Financial Statements.
COMPETITION
The financial services industry is highly competitive. Citizens’ banking subsidiaries compete with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include commercial banks, community banks, savings associations and thrifts, finance companies, mortgage banking companies, brokerage firms, insurance companies, credit unions and other organizations.
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
Many of Citizens’ offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retail and agricultural businesses. In many of these localities, Citizens is the largest bank, which is believed to be a competitive advantage. In other markets, Citizens’ competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. Citizens’ competitors may also offer higher interest rates, which could decrease Citizens’ ability to retain existing deposits or attract new deposits or require Citizens to increase its rates to attract deposits.
Other factors such as employee relations and environmental laws also impact the Corporation’s competitiveness. Citizens maintains a favorable relationship with its employees and none of its employees are represented by a collective bargaining group.
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
The Holding Company is a bank holding company registered with the Federal Reserve Board (“FRB”) and is subject to regulation under the Bank Holding Company Act. The Bank Holding Company Act requires the FRB’s prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the holder more than 10% of the voting shares of that bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Citizens may acquire.

Under FRB policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on a holding company’s potential liability. If one of Citizens’ subsidiary banks were to encounter financial difficulty, the FRB could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “Capital Adequacy and Prompt Corrective Action” below.
Citizens’ subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. Both of Citizens’ banking subsidiaries are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators; Citizens Bank by the Michigan Office of Financial and Insurance Regulation and F&M by the Iowa Division of Banking. Citizens Bank and F&M are also subject to supervision and examination by the FRB because they are members of the Federal Reserve System and by the Federal Deposit Insurance Corporation (“FDIC”), because the FDIC insures their deposits to the extent provided by law. Citizens Bank Wealth Management, N.A., a national non-depository trust bank, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Additionally, the other non-bank subsidiaries are supervised and examined by the FRB and various other federal and state agencies.
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
Payment of Dividends
There are various statutory restrictions on the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, Citizens Bank and F&M are member banks of the Federal Reserve System, subject to the dividend limits of the FRB. The FRB allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the FRB. FRB policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
As a national non-depository trust bank, Citizens Bank Wealth Management, N.A. (“CB Wealth Management”) is subject to the regulations of the OCC regarding limits on dividends paid to the Holding Company. Under such regulations, CB Wealth Management may declare dividends only from its undivided profits, dividends can not reduce surplus funds to a level less than common capital, and dividends may not be declared unless at least 10% of net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. Approval of the OCC is required if the total of all dividends declared by CB Wealth Management in any calendar year exceed the sum of its net income combined with its retained net income for the preceding two years.
Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management” for Citizens banking subsidiaries’ current dividend capacity to the Holding Company.
On April 17, 2008, Citizens’ Board of Directors voted to suspend the common stock quarterly dividend. On December 12, 2008, Citizens issued fixed-rate cumulative perpetual preferred stock, Series A (the “TARP Preferred Stock”) with liquidation value of $300 million to the U.S. Department of the Treasury (“Treasury”) as part of the Treasury’s Capital Purchase Program. Terms of the issuance prohibit the payment of dividends by the Holding Company without the prior approval of the Treasury until the earlier of December 12, 2011 or such time as Treasury no longer holds the preferred stock.

On January 28, 2010 Citizens announced that it will suspend the dividend payments on its trust preferred securities and on its TARP Preferred Stock, issued to the Treasury. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management” for additional information.
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
Pursuant to the FRB’s regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well-capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, Tier 1 risk-based capital ratio of less than 4% or leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less.
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

At December 31, 2009 and 2008, the most recent notification from the FRB categorized Citizens and all of its depository institution subsidiaries as “well-capitalized” under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Citizens and its banking subsidiaries including their regulatory capital position at December 31, 2009 and maintenance of minimum average reserve balances by the banking subsidiaries with the FRB is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity Risk Management” and Note 18 to the Consolidated Financial Statements.
FDIC Insurance Assessments
The FDIC calculates deposit insurance based on a risk-based system that places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.
The calculation of the FDIC assessment includes the Financing Corporation (“FICO”) assessment. FICO was established to finance the Federal Savings and Loan Insurance Corporation resolution fund. All FDIC insured banks are required to pay into this resolution fund through the Deposit Insurance Fund (“DIF”).
Temporary Liquidity Guarantee Program
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000 and will increase for the first six months of 2010. The Corporation and two of its subsidiaries, Citizens Bank and F&M participate in these guarantee programs.
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
Fair Lending and Consumer Laws
In addition to CRA, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that in some cases prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.
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
The GLBA repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory CRA rating. Citizens has determined not to become certified as a financial holding company at this time. The Corporation may reconsider this determination in the future.
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
The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The Treasury has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens’ banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a Bank Secrecy Act officer, employee training programs and an independent audit function to review and test the program.
EESA and Troubled Asset Relief Capital Purchase Program
In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under CPP, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock (“preferred stock”) and warrants which qualify as Tier 1 capital. On December 12, 2008, Citizens issued $300.0 million of TARP Preferred Stock and a warrant to purchase 17,578,125 shares of its common stock at $2.56 per share to the Treasury as part of this program. The preferred stock pays a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The preferred stock is callable at par after three years. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Participating financial institutions were required to adopt the Treasury’s standard for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to our chief executive officer, chief financial officer, and our next three most highly compensated executive officers.
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
American Recovery and Reinvestment Act
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients, such as Citizens, and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. The Treasury published interim final rules to implement the compensation and corporate governance provisions of the ARRA effective as of June 15, 2009.
Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of Citizens’ most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in the EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. The new ARRA guidelines generally supersede the executive compensation and corporate governance standards for TARP recipients set forth in the EESA.
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

Proposed Regulatory Reform
In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry. Significant aspects of the administration’s proposals that may affect Citizens include proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies so that they must be “well-capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision, and enforcement authority with respect to consumer financial products and services; (v) to further limit banks’ ability to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.
The U.S. Congress, state lawmaking bodies, and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals to alter the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress during the second half of 2009 and remain under review. In addition, both the Treasury and the Basel Committee have issued policy statements regarding significant proposed changes to the regulatory capital framework for banking organizations. Citizens cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which Citizens may be affected.
In October 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect a bank’s risk profile, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the board of directors. Banks were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed.
The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation of banks, such as Citizens, that are not “large, complex banking organizations.” These reviews will be tailored based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in its examination reports and deficiencies will be incorporated into the bank’s supervisory ratings, which can affect the bank’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a bank if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and it is not taking prompt and effective measures to correct the deficiencies.
In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged with higher deposit assessment rates than such banks would otherwise be charged. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect Citizens’ ability to hire, retain and motivate its key employees.
In addition to the specific proposals described above, various legislative and regulatory initiatives are introduced in Congress and state legislatures from time to time, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Citizens cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any impending regulations, would have on Citizens’ financial condition and results of operations. A change in statutes, regulations or regulatory policies applicable to Citizens or any of its subsidiaries could have a material effect on Citizens’ business.
Potential Administrative Action
The Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Regulation, the primary regulators of the Holding Company and its Citizens Bank subsidiary, recently completed an interim supervisory assessment, pursuant to their continuous supervisory program, based on data as of September 30, 2009. As a result of that examination and based on recent communications with these regulatory authorities, Citizens expects that the Holding Company and Citizens Bank will become subject to the issuance of a formal administrative action, probably in the form of a written agreement, due to their high level of nonperforming assets and the resulting impact on its earnings.
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2009, 2008, and 2007 and its potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” and “Allowance for Loan Losses” and incorporated herein by reference. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. Citizens strives to manage the effects of interest rates through its asset/liability management process but the effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2009, 2008, and 2007 and their potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and incorporated herein by reference.
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
A significant portion of our loan portfolio is secured by commercial and residential real estate. These portfolios are comprised of borrowers primarily located in Michigan, Wisconsin, and Northern Ohio. The Michigan and Northern Ohio markets have been particularly adversely affected by job josses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values in our markets have resulted in sharp increases in losses on certain segments of our portfolio, particularly the land hold, land development, and construction loan portfolios. We have ceased extending land hold and land development loans and are working actively to manage our remaining land hold, land development, and construction portfolios. The credit performance of loans secured by commercial income producing properties has recently been negatively affected by tenant losses and reduced rental rates, contributing to the decline in values associated with the income producing loan portfolio. We may suffer further losses in these segments if market conditions continue to deteriorate and our efforts to limit losses through execution of prudent workout strategies are unsuccessful. Although we do not engage in subprime lending, the credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in income. The decline in the residential real estate values, particularly in Michigan and Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties has led to increased loss severity in this loan portfolio.
Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to even higher payment delinquencies and defaults. Continued declines in real estate values could lead to higher loss severity. Although our most significant loan losses to date have been concentrated in our commercial real estate loan portfolio, continued adverse economic conditions could adversely affect other portions of our loan portfolio.
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
Our core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which we operate, particularly Michigan. Our ability to generate earnings and maintain regulatory capital ratios at acceptable levels at our Holding Company and the bank subsidiaries depends substantially on developments in those economies. Also, our potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on our results of operations and financial condition may result in heightened regulatory scrutiny and require us to take actions to protect depositors that are not in the best interests of our shareholders.
Our businesses face substantial challenges for the foreseeable future. In particular:
•	A substantial amount of our lending business originates in Michigan. Of our total portfolio loans, approximately 70% are to borrowers located, or secured by properties, in Michigan and approximately 10% are to borrowers located, or secured by properties, in Ohio. These states have been severely and disproportionately affected by the economic downturn in general, and by the bankruptcy filings of General Motors Corporation, Chrysler LLC and a number of automobile parts suppliers in particular. Unemployment rates in these states have been substantially higher than the national average and real estate collateral values have fallen significantly.

•	Our ability to return to a positive net income is largely dependent upon our future credit costs. Our loan portfolios — particularly our commercial real estate and residential mortgage loan portfolios, which have accounted for a disproportionate amount of our loan loss provisions since the fourth quarter of 2008 — continue to be adversely affected by economic conditions and the on-going correction in real estate prices in our markets. A significant portion of our commercial loan portfolio is classified as nonperforming loans or watchlist loans. The latter are loans that have migrated within our loan rating system to a level that requires increased oversight. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolios. In view of the weakness and uncertainties in the national and regional economies in which we operate and the inherent difficulty in predicting future events, we may find it necessary to continue to take loan loss provisions in future periods in amounts that substantially exceed loan loss provisions in prior periods in order to maintain our allowance for loan losses at a level we deem appropriate.
As a result of the weakness in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses, our nonperforming assets and charged-off loans have increased substantially and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations or regulatory policies or standards, such as maintenance of capital ratios and reduction of nonperforming asset levels due to the deterioration in our financial condition and operating results, could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business, could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.
The Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Regulation, the primary regulators of the Holding Company and its Citizens Bank subsidiary, recently completed an interim supervisory assessment, pursuant to their continuous supervisory program, based on data as of September 30, 2009. As a result of that examination and based on recent communications with these regulatory authorities, we expect that the Holding Company and Citizens Bank will become subject to the issuance of a formal administrative action, probably in the form of a written agreement, due to their high level of nonperforming assets and the resulting impact on its earnings.
Although we do not currently anticipate that compliance with any such administrative action would materially impact our operations, we cannot provide any assurance as to the potential impact of such action on our business, financial condition and results of operations. Any administrative action proposed by the regulators would be designed to remediate certain deficiencies noted by the regulators for the protection of depositors rather than the benefit of shareholders or debt holders. Moreover, if we are unable to comply with the terms of the anticipated supervisory action, we could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, we could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities, which could have a material adverse effect on our business, financial condition and results of operations.
Our business may be adversely affected by the highly regulated environment in which we operate. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict our ability to operate our business in the manner most beneficial to our shareholders.
The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt or trust preferred securities. As a bank holding company, the Holding Company is subject to regulation by the FRB. Our bank subsidiaries are subject to federal regulation primarily by the FRB and are also subject to regulation by the state banking departments of the state in which they are chartered. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level.
Various legislative and regulatory initiatives have been introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any impending regulations, would have on our financial condition and results of operation. A change in statutes, regulations or regulatory policies applicable to us could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, any of which could have a material effect on our business.
In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.
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
The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for our financial products such as loans.
High inflation, natural disasters, acts of terrorism, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. A sustained economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in our banking subsidiaries and the stability of our deposit funding sources. A sustained economic downturn could also have a significant impact on the demand for our products and services. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.
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

Our credit rating was downgraded by Moody’s Investor Service, Standard and Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009. Although we currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity, our ability to borrow funds at favorable rates may be negatively impacted if our ratings were downgraded from their current level, and could adversely affect our results of operations and financial condition.
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
We also compete for deposits with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some non-bank competitors are not subject to the same extensive regulations that govern banking operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.
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
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are assessed at least annually for impairment, or more frequently when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. During the second quarter of 2009, we performed an interim goodwill impairment test and determined that the goodwill allocated to the Regional Banking line of business was impaired due to continued deterioration in commercial real estate collateral values and continued challenges in the Midwest economy. As a result, we recorded a $266.5 million goodwill impairment charge, which contributed significantly to our loss for the year. We will continue to evaluate the remaining goodwill on a frequent basis if events or circumstances indicate that it is more likely than not that the fair values of our reporting units are below their respective carrying amounts.

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
During 2008 and continuing in 2009, higher levels of bank failures and temporary programs increasing deposit insurance limits have dramatically increased resolution costs for the FDIC and depleted its deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund, the FDIC increased assessment rates for all insured institutions by 7 cents for every $100 of deposits, beginning with the first quarter of 2009. Beginning April 1, 2009, additional rule changes required institutions to pay their premiums using a risk-weighted factor, which increased our FDIC insurance premiums for 2009 and is likely to further increase our future premiums. On May 22, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 10 cents for every $100 of deposits at June 30, 2009, which was payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 5 cents per $100 of deposits, if necessary.
If there are additional financial institution failures, we may be required to pay even higher FDIC insurance premiums than the recently increased levels. These announced increases and any future increase in FDIC insurance premiums may materially adversely affect our results of operations and financial condition.
We may not realize our deferred income tax assets and certain built-in losses.
The realization of our deferred income tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. As of December 31, 2009, we maintained a $235.5 million valuation allowance. The valuation allowance may be adjusted as conditions change and the underlying tax assets remain available to potentially offset future taxable income. In the event that future taxable income does not occur in the manner projected, it could affect the valuation allowance and have a material impact on our financial position and results of operations.
Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended, that, if met, would limit the annual utilization of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses. A change of ownership occurred under Section 382 as a result of the exchange offers of common stock for long-term debt in the third quarter of 2009. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP Preferred Stock immediately before the ownership change. Our ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.
Because the exchange offers triggered an ownership change, our ability to use the net operating loss carryforwards and certain built-in losses existing at the time of the deemed change in ownership to offset future income will be substantially limited. Therefore, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.

Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to negative trends, concerns and other issues in the financial services industry;

•	Negative perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Our failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Adverse changes in government regulations;

•	Delisting of our common stock from NASDAQ; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.
Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “CRBC”. The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days. We were notified on September 23, 2009 that our shares failed to meet the requirement for the specified time period and NASDAQ’s Listing Qualifications Department notified us that they could initiate steps to delist our common stock from trading on the NASDAQ anytime after March 22, 2010 unless our closing bid price exceeds $1.00 per share for at least 10 consecutive trading days prior to that date. Although we may transfer our stock listing to the NASDAQ Capital Market following receipt of a notice of delisting and receive an additional six month grace period to regain compliance, take certain other actions to increase our stock price prior to being delisted from NASDAQ or otherwise challenge any action by NASDAQ to delist our common stock, there can be no assurance that these actions will be successful in maintaining our listing on NASDAQ or the trading market for our stock. A delisting of our common stock from the NASDAQ or a transfer to the Capital Market tier of NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.
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
The products and services offered by the banking industry and customer expectations regarding them are subject to change. We attempt to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on our financial condition and results of operations.

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
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries and sales of its securities to investors. Dividends from subsidiaries are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Holding Company. At January 1, 2010, our subsidiaries were permitted to pay $4.3 million in dividends. Also, our Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event its subsidiaries are unable to pay dividends to our Holding Company, we may not be able to service debt, pay obligations or, should we have the ability to do so in the future, pay dividends on common stock.
On April 17, 2008, our Board of Directors voted to suspend the common stock quarterly dividend. On December 12, 2008, we issued TARP Preferred Stock with a liquidation value of $300 million to the Treasury as part of the Treasury’s Capital Purchase Program. Prior to December 12, 2011, and unless we have redeemed all of the TARP Preferred Stock or Treasury has transferred all of the TARP Preferred Stock to a third party, the approval of Treasury will be required for us to pay any common stock dividend or, except in limited circumstances, repurchase our common stock or other equity or capital securities.
As of December 31, 2009, the Holding Company’s cash resources totaled $110.7 million. During 2009, the Holding Company contributed an aggregate amount of $74.0 million to Citizens Bank to bolster capital levels at the bank. The Holding Company’s interest and preferred dividend payment obligations are approximately $21 million annually, down from approximately $35 million annually at December 31, 2008 due to the completion of the exchange offers that occurred in the third quarter of 2009.
On January 28, 2010 we announced that we will suspend the dividend payments on our trust preferred securities and on our TARP Preferred Stock issued to the Treasury. This action will preserve $4.9 million in cash on a quarterly basis and reduces the need for us to raise additional capital.
In order to maintain and strengthen our capital base, we may need to raise additional capital in transactions that may be highly dilutive to our common shareholders. If such capital becomes needed, our failure to raise additional capital could have serious consequences for our business.
We regularly perform a variety of analyses on our assets and the impact of credit losses on our capital base, including the preparation of stress case scenarios. Due to continuing economic conditions in the markets in which we operate and the challenges posed to our business, including those described in other Risk Factors, we may determine, based on these analyses, that we need to raise additional Tier 1 common equity to maintain and strengthen our capital base as the effects of these events impact our business over the coming months and years. Any potential capital raising transaction could be highly dilutive to our common shareholders. The market price of our common stock could decline as a result of the dilutive effect of the capital raising transactions we may enter into, or the perception that such transactions could occur.

In connection with the issuance of the TARP Preferred Stock, we also issued a warrant to Treasury to purchase approximately 17.6 million additional shares of our common stock at an initial per share exercise price of $2.56, subject to adjustment, which expires ten years from the issuance date. Even if we were to redeem the TARP Preferred Stock, we may not fully retire this warrant and, therefore, this warrant may be exercised, in whole or part, prior to its expiration date. Furthermore, the terms of the warrant provide that, if we issue common stock or securities convertible or exercisable into, or exchangeable for, common stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of common stock to be purchased pursuant to the warrant will be adjusted pursuant to its terms. As part of our potential capital raising efforts, we could issue securities convertible into or exercisable for our common stock, which may trigger the anti-dilution provisions of the warrant issued to the Treasury. If we issue such securities and they are subsequently exercised, converted into or exchanged for common stock such transactions would have a further dilutive effect on other holders of our common stock.
Also, if we determine that we need to raise additional capital, our capital raising efforts may not be successful, or we may be required to raise additional capital on terms that are unfavorable to us. A failure to maintain capital above “well-capitalized” levels could require us to reduce the size of our business and would likely have serious negative consequences for our business.
Our Holding Company may not have sufficient resources to make capital contributions to our bank subsidiaries if required by bank regulatory agencies, or if we might otherwise wish to do so, in order to maintain the bank subsidiaries’ capital ratios at acceptable levels.
Our Holding Company is required by banking regulation to act as a “source of strength” to our bank subsidiaries. If losses at our bank subsidiaries continue, whether because credit costs continue at high levels or for other reasons, and regulatory capital levels at the bank subsidiaries decline, our Holding Company may be required by the bank regulatory agencies to contribute capital to our bank subsidiaries. Although we currently have substantial liquidity at our Holding Company level that would be available for that purpose, we may not have sufficient funds at our Holding Company level to make required capital contributions to our bank subsidiaries if the weakness in the economies in which we operate continues over a substantial period of time and our bank subsidiaries continue to incur losses.
We may not be able to attract and retain skilled people. If we were to lose key employees, we may experience a disruption our relationship with certain customers.
Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most of our business activities can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of customers if they were to follow that employee to a competitor. While we believe that our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with us.
New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial condition.
Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.
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
Our potential inability to integrate companies we may acquire in the future could have a negative effect on our expenses and results of operations.
On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections, and marketing functions of the acquired company. If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the largest bank subsidiary. The bank subsidiaries operate through 229 offices. Of these, 59 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $5.8 million in 2009. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, and in parts of Ohio, Iowa, and Indiana and are used by all of Citizens’ business segments. At certain Citizens Bank and F&M locations a portion of the office buildings are leased to tenants. Additional information related to the property and equipment owned or leased by Citizens and its subsidiaries is incorporated herein by reference from Notes 1 and 5 to the Consolidated Financial Statements.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on NASDAQ under the symbol “CRBC”. There were approximately 32,000 shareholders of the Holding Company’s common stock as of December 31, 2009, which includes record holders and individual participants in security position listings.
Information regarding the Holding Company’s high and low stock prices and cash dividends declared during each quarter of the last two fiscal years is set forth in the table below. The Holding Company is currently prohibited from paying cash dividends or repurchasing shares of common stock pursuant to the Letter Agreement, dated December 12, 2008 (the “CPP Letter Agreement”), pursuant to which the Holding Company completed its sale to the Treasury as part of the Treasury’s CPP of certain preferred shares and a warrant to purchase common shares. This restriction will remain in effect until the earlier of December 12, 2011 or such time as Treasury no longer holds the preferred shares. Other restrictions on the Holding Company’s ability to pay dividends are incorporated herein by reference from Note 18 to the Consolidated Financial Statements.

	Dividends	Common Stock
	Declared	Price Range		Closing
	Per Share	High	Low	Price

2009
First quarter	$—	$3.26	$0.65	$1.55
Second quarter	—	2.25	0.71	0.71
Third quarter	—	1.18	0.50	0.76
Fourth quarter	—	0.78	0.48	0.69

Year	$—	$3.26	$0.48	$0.69

2008
First quarter	$0.290	$14.74	$10.41	$12.43
Second quarter	—	13.97	2.67	2.82
Third quarter	—	11.00	1.75	3.08
Fourth quarter	—	4.75	1.34	2.98

Year	$0.290	$14.74	$1.34	$2.98

In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.
Stock Performance Graph
The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the S&P 500 Index (Ticker: SPX), the Keefe, Bruyette & Woods Regional Banking Index (Ticker: KRX), and the Keefe, Bruyette & Woods, Inc. 50 Bank Index (KBW50). Effective December 31, 2009, the KBW50 Index is no longer being calculated and will be replaced with the KRX Index, which is a modified capitalization weighted index, created by Keefe, Bruyette & Woods, designed to effectively represent the performance of the broad and diverse U.S. Regional banking industry. The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2004 and the reinvestment of all dividends. The returns shown are not necessarily indicative of future performance.

*	KBW50 Index was discontinued effective 12/31/2009.
The information furnished under the heading “Stock Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.
Issuer Repurchases of Equity Securities

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(2)
October 2009	940	(1)	0.71	—	1,241,154
November 2009	2,434	(1)	0.76	—	1,241,154
December 2009	871	(1)	0.61	—	1,241,154

Total	4,245		0.72	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased
The stock repurchase program is discussed in more detail in Note 14 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below is derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments in 2009” and “Significant Developments in 2008 and 2007.”
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. As a result, balances in the following table beginning as of December 31, 2006 include all of Republic’s assets and liabilities at estimated fair value. Average balances and income and expense amounts for 2006 and 2005, however, reflect only legacy Citizens results.

Five Year Summary of Selected Financial Data
(in thousands, except per share data)	2009	2008	2007	2006	2005

For The Year
Net interest income	$317,368	$348,932	$382,179	$263,120	$275,749
Provision for loan losses(1)	325,955	282,054	45,177	11,265	1,109
Noninterest income(2)	67,421	101,742	122,568	90,627	80,508
Noninterest expense(3)	603,021	490,702	327,423	259,827	243,042
Income tax (benefit) provision(4)	(29,974)	70,970	31,305	19,319	31,581
Net (loss) income	(514,213)	(393,052)	100,842	63,336	80,525
Net (loss) income attributable to common shareholders(5)	(533,990)	(405,016)	100,842	63,336	80,525
Taxable equivalent adjustment	16,450	18,402	18,547	13,717	13,392
Cash dividends	—	21,959	87,798	49,530	49,311

Per Common Share Data
Net income (loss):
Basic	$(2.75)	$(4.30)	$1.33	$1.48	$1.87
Diluted	(2.75)	(4.30)	1.33	1.47	1.85
Cash dividends	—	0.290	1.160	1.155	1.140
Market value	0.69	2.98	14.51	26.50	27.75
Common book value	2.69	10.60	20.84	20.58	15.28
Tangible book value(6)	2.50	7.80	10.20	9.65	13.75
Tangible common book value(7)	1.81	5.69	10.20	9.65	13.75
Shares outstanding	394,397	125,997	75,722	75,676	42,968

At Year End
Assets	$11,931,631	$13,086,016	$13,505,983	$14,002,612	$7,750,688
Total earning assets	11,169,458	11,973,735	11,969,389	12,483,630	7,274,057
Portfolio loans	7,905,859	9,102,598	9,501,244	9,231,082	5,616,119
Allowance for loan losses	342,370	255,321	163,353	169,104	116,400
Deposits	8,909,340	9,052,406	8,301,925	8,698,061	5,473,839
Shareholders’ equity	1,331,036	1,601,321	1,577,880	1,557,686	656,463

Average For The Year
Assets	$12,483,109	$13,241,553	$13,320,121	$7,704,231	$7,776,522
Total earning assets	11,555,721	11,888,252	11,847,221	7,259,956	7,338,328
Portfolio loans	8,473,946	9,433,952	9,212,066	5,657,476	5,493,280
Allowance for loan losses	306,971	189,072	173,148	114,613	119,925
Deposits	8,913,811	8,715,210	8,168,893	5,587,967	5,286,390
Shareholders’ equity	1,444,733	1,558,414	1,549,961	660,996	653,004

Financial Ratios
Return on average assets	(4.12)%	(2.97)%	0.76%	0.82%	1.04%
Return on average shareholders’ equity	(35.59)	(25.22)	6.51	9.58	12.33
Average shareholders’ equity/avg. assets	11.57	11.77	11.64	8.58	8.40
Net interest margin (FTE)(8)	2.89	3.09	3.38	3.81	3.94
Efficiency ratio(9)	83.88	66.64	62.57	70.71	65.75
Allowance for loan losses as a percent of portfolio loans	4.33	2.80	1.72	1.83	2.07
Allowance for loan losses as a percent of nonperforming loans	72.01	83.43	86.27	286.44	359.50
Nonperforming loans as a percent of portfolio loans	6.01	3.36	1.99	0.64	0.58
Nonperforming assets as a percent of portfolio loans plus ORAA	7.48	4.79	2.64	1.10	0.71
Nonperforming assets as a percent of total assets	4.99	3.36	1.86	0.73	0.51
Net loans charged off as a percent of average portfolio loans	2.82	2.01	0.55	0.29	0.13
Tier 1 leverage(10)	9.21	9.66	7.53	7.22	7.98
Tier 1 risk-based capital	12.52	12.21	9.18	9.41	9.94
Total risk-based capital	13.93	14.49	11.66	11.90	13.22

(1)	Provision for loan losses in 2005 includes a $9.1 million insurance settlement relating to a claim for recovery of fraud losses suffered in connection with two loans made by the Corporation and subsequently charged-off in 2002 and 2003.

(2)	Noninterest income includes a net loss on debt extinguishment of $15.9 million in 2009, a fair-value adjustment on loans held for sale of $20.1 million and $9.4 million in 2009 and 2008, respectively and a charge of $3.6 million related to a fair value change in CD swap derivatives in 2005.

(3)	Noninterest expense includes goodwill impairment of $266.5 million and $178.1 million in 2009 and 2008, respectively; fair-value adjustments on ORE properties of $23.5 million and $8.1 million in 2009 and 2008, respectively; and restructuring and merger-related expenses of $8.2 million in 2007 and $11.3 million in 2006, related to the Republic merger.

(4)	Income tax (benefit) provision includes a deferred tax valuation allowance of $79.8 million and $136.6 million in 2009 and 2008, respectively.

(5)	Net loss attributable to common shareholders includes the following items: $19.8 million dividend to preferred shareholders in 2009, $0.2 million dividend on redeemable preferred stock and $11.7 million deemed dividend on convertible preferred stock in 2008.

(6)	Tangible book value is an estimate of a company’s worth, if liquidated, to shareholders. The calculation using ending balances is as follows: (Shareholder’s equity - Goodwill - Intangible assets)/Common shares outstanding.

(7)	Tangible common book value is an estimate of a company’s worth, if it was liquidated, to common shareholders. The calculation using ending balances is as follows: (Shareholder’s equity - Preferred stock - Goodwill - Intangible assets)/Common shares outstanding.

(8)	Net interest margin includes taxable equivalent adjustments to interest income based on a tax rate of 35%.

(9)	Efficiency ratio is calculated as follows: (Noninterest expense - Goodwill impairment)/(Net interest income + Taxable equivalent adjustment + Noninterest income).

(10)	In 2006, the Tier 1 leverage is calculated using ending assets instead of average assets due to the Republic merger on December 29, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the years 2009, 2008, and 2007 and the significant changes in balance sheet items from December 31, 2008 to December 31, 2009 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Forward–Looking Statements
Discussions and statements in this report that are not statements of historical fact, including without limitation statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,” and statements regarding Citizens’ future financial and operating results, plans, objectives, expectations and intentions, are forward-looking statements that involve risks and uncertainties, many of which are beyond Citizens’ control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in Citizens’ filings with the SEC, including those listed in “Item 1A. Risk Factors” of this report.
Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position, and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiaries, Citizens Bank and F&M. The Corporation also provides wealth management services through CB Wealth Management and through the affiliate trust department of F&M. Citizens conducts operations through 229 offices and 267 ATM locations throughout Michigan, Wisconsin, Ohio, Iowa, and Indiana. Citizens operates in four major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, and Wealth Management. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “ – Line of Business Results” and Note 15 to the Consolidated Financial Statements, incorporated herein by reference.
The Corporation’s primary source of revenue is net interest income, which is the difference between interest income on earning assets (such as loans and securities) and interest expense on liabilities (such as interest-bearing deposits and borrowings) used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The Corporation measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics — interest spread and net interest margin. The interest spread represents the difference between yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in more detail in “ – Interest Rate Risk”.

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
Citizens’ other principal source of revenue is noninterest income, particularly fees and other revenue from financial services provided to customers. Citizens’ noninterest income includes service charges on deposit accounts, trust fees related to personal, institutional and employee benefit products and services, revenue related to loan products, including commercial loan fees and mortgage banking revenue, and fees for various other services, such as brokerage and investment services, ATM network use, and other financial services.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as net interest margin, the efficiency ratio, tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio, and pre-tax pre-provision core operating earnings. Citizens believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Citizens, its business, and performance trends and facilitates performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components and to ensure that the capital performance is properly reflected to facilitate period-to-period comparisons. Although Citizens believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
Net Interest Margin and Efficiency Ratio
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
Tangible Equity, Tangible Common Equity and Tier 1 Common Equity Ratios
Citizens believes the exclusion of goodwill and other intangible assets to create “tangible assets” and “tangible equity” facilitates the period to period comparison of results for Citizens’ ongoing business operations. Citizens’ management internally assesses the company’s performance based, in part, on these non-GAAP financial measures. The tangible common equity ratio and Tier 1 common equity ratio have become a focus of some investors and management believes that these ratios may assist investors in analyzing Citizens’ capital position absent the effects of intangible assets and preferred stock. Because tangible common equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. Because analysts and banking regulators may assess Citizens’ capital adequacy using tangible common equity and Tier 1 common equity, Citizens believes that it is useful to provide investors the ability to assess its capital adequacy on these same bases. Tier 1 common equity is often expressed as a percentage of net risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weight assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (net risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. The amounts disclosed as net risk-weighted assets are calculated consistent with banking regulatory requirements.
Pre-tax Pre-Provision Core Operating Earnings
Pre-tax pre-provision core operating earnings, as defined by management, represents net income (loss) excluding income tax provision (benefit), the provision for loan losses, and any impairment charges or special assessments (including goodwill, credit writedowns, fair-value adjustments, and FDIC special assessments). Citizens believes presenting pre-tax pre-provision core operating earnings provides investors with the ability to better understand Citizens’ underlying operating trends separate from the direct effects of the impairment charges, net loss on debt extinguishment, credit issues, fair value adjustments, challenges inherent in the real estate downturn and other economic cycle issues and displays a consistent core operating earnings trend before the impact of these challenges. The “ — Allowance for Loan Losses” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
The following table displays the calculation for the past three years of these non-GAAP measures other than pre-tax pre-provision core operating earnings, the calculation of which is set forth in the “Performance Summary” section.

Non-GAAP Reconciliation
Citizens Republic Bancorp and Subsidiaries

(in thousands)	2009	2008	2007

Net Interest Income (A)	$317,368	$348,932	$382,179
Taxable equivalent adjustment (B)	16,450	18,402	18,547
Noninterest income (C)	67,421	101,742	122,568
Noninterest expense (D)	603,021	490,702	327,423
Goodwill impairment (E)	266,474	178,089	—

Efficiency Ratio: (D-E)/(A+B+C)	83.88%	66.64%	62.57%

Ending Balances (in millions)

Tangible Common Equity
Total assets	$11,932	$13,086	$13,506
Goodwill	(331)	(597)	(775)
Other intangible assets	(14)	(21)	(31)

Tangible assets (non-GAAP)	$11,587	$12,468	$12,700

Total shareholders’ equity	$1,331	$1,601	$1,578
Goodwill	(331)	(597)	(775)
Other intangible assets	(14)	(21)	(31)

Tangible equity (non-GAAP)	$986	$983	$772

Tangible equity	$986	$983	$772
Preferred Stock	(272)	(266)	—

Tangible common equity (non-GAAP)	$714	$717	$772

Tier 1 Common Equity
Total shareholders’ equity	$1,331	$1,601	$1,578
Qualifying capital securities	73	174	175
Goodwill	(331)	(597)	(775)
Accumulated other comprehensive loss (income)	7	50	(5)
Other intangible assets	(14)	(21)	(31)

Tier 1 capital (regulatory)	$1,066	$1,207	$942

Tier 1 capital (regulatory)	$1,066	$1,207	$942
Qualifying capital securities	(73)	(174)	(175)
Preferred Stock	(272)	(266)	—

Total Tier 1 common equity (non-GAAP)	$721	$767	$767

Net risk-weighted assets (regulatory)	$8,516	$9,883	$10,258

Equity to Assets	11.16%	12.24%	11.68%
Tangible Equity to Tangible Assets	8.51	7.88	6.08
Tangible Common Equity to Tangible Assets	6.16	5.75	6.08
Tier 1 Common Equity	8.47	7.76	7.48

Performance Summary
An analysis of the major components of net income for 2009, 2008 and 2007 is presented below.
Three Year Summary of Net Income Components

(in thousands)	2009	2008	2007

Interest income	$568,679	$700,911	$807,911
Interest expense	251,311	351,979	425,732

Net interest income	317,368	348,932	382,179
Provision for loan losses	325,955	282,054	45,177
Noninterest income	67,421	101,742	122,568
Noninterest expense	603,021	490,702	327,423
Income tax (benefit) provision	(29,974)	70,970	31,305

Net (loss) income	(514,213)	(393,052)	100,842
Deemed dividend on convertible preferred stock	—	(11,737)	—
Dividend on redeemable preferred stock	(19,777)	(227)	—

Net (loss) income attributable to common shareholders	$(533,990)	$(405,016)	$100,842

Pre-tax pre-provision core operating earnings
Net (loss) income	$(514,213)	$(393,052)	$100,842
Income tax (benefit) provision	(29,974)	70,970	31,305
Provision for loan losses	325,955	282,054	45,177
Goodwill impairment	266,474	178,089	—
Net loss on debt extinguishment	15,929	—	—
FDIC special assessment	5,533	—	—
Fair value adjustment on loans held for sale	20,086	9,373	508
Fair value adjustment on ORE	23,453	8,063	(866)
Fair value adjustment on bank owned life insurance	(144)	3,447	—
Loss on auction rate securities repurchase	—	2,406	—
(Gain) loss related to Visa USA shares	—	(2,124)	872
Fair value adjustment on swaps	606	(1,287)	—
Captive insurance impairment charge	—	1,053	—
Expenses related to merger activities but not treated as restructuring or merger-related	—	—	10,142
Restructuring and merger related expenses	—	—	8,247
Loss on 1998 venture capital investment in limited partnership	—	—	1,085

Pre-tax pre-provision core operating earnings	$113,705	$158,992	$197,312

Key factors behind the results for 2009 compared with 2008 were:
•	The decrease in net interest income from 2008 was primarily a result of a decline in net interest margin from 3.09% to 2.89% and a $332.5 million decrease in average earning assets. The decrease in the net interest margin was primarily the result of deposit price competition, the transfer of loans to nonperforming status, and an increase in short-term investments to provide additional on-balance sheet liquidity. The decrease was partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The decrease in average earning assets was primarily the result of lower loan demand in the current Midwest economic environment, partially offset by an increase in investment securities and money market investments.
•	The increase in the provision for loan losses over 2008 was primarily a result of higher net charge-offs and the continued migration of commercial real estate and residential mortgage loans to nonperforming status during 2009. Total net charge-offs increased $48.8 million or 25.7% over 2008 to 2.82% of average portfolio loans outstanding compared with 2.01% for 2008. The increase was primarily the result of higher charge-offs on commercial and industrial loans related to stress on the automotive industry in 2009.

•	The decrease in noninterest income from 2008 was primarily due to a net loss on debt extinguishment ($15.9 million) in connection with the exchange offers completed in the third quarter of 2009 and higher net losses on loans held for sale ($10.7 million), as well as lower service charges on deposit accounts ($3.5 million), and lower trust fees ($2.9 million).

•	The increase in noninterest expense over 2008 was primarily the result of a higher goodwill impairment charge ($88.4 million), as well as higher other expense ($20.3 million), Other Real Estate (“ORE”) expense and losses ($16.8 million), and other loan expense ($11.5 million), partially offset by lower salaries and employee benefits ($19.0 million) and a net decline in all other noninterest expense categories.

•	The decrease in the income tax expense from 2008 was primarily the result of recording a valuation allowance against deferred tax assets during the fourth quarter of 2008, as well as recognizing the tax impact of changes in other comprehensive income during 2009.

•	The decrease in pre-tax pre-provision core operating earnings from 2008 was primarily the result of lower net interest income (primarily due to a decline in average earning assets), lower noninterest income (primarily due to reductions in most categories) and higher noninterest expense (due to higher FDIC insurance premiums). The increase in noninterest expense was partially offset by various expense management initiatives implemented throughout the company.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base, comprised of approximately 75% deposits, 13% long-term debt, 11% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity, if necessary.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards, as evidenced by the increases in the tangible equity to tangible assets, tangible common equity to tangible assets and Tier 1 common equity ratios over 2008.
CRITICAL ACCOUNTING POLICIES
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, income taxes, derivative financial instruments and hedging activities. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.
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
The Corporation’s allowance for loan loss methodology is based on GAAP and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See “ — Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans or restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that Citizens will be unable to collect all amounts due according to the contractual terms of the loan. The specific credit allocations are based on a regular analysis of all commercial and commercial real estate loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification and on all restructured residential mortgage and consumer loans over a fixed dollar amount.
Citizens’ risk allocated allowance, which is comprised of several loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio (ix) the impact of rising interest rates on the portfolio and (x) the impact of loan modification programs. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.
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
Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in Citizens’ allowance for loan losses on a timely basis. Citizens utilizes regulatory guidance and its own experience in this analysis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.
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
Goodwill
Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less liabilities assumed. Goodwill, which resides almost entirely in the Regional Banking reporting unit, is evaluated at least annually for impairment and Citizens performs this annual test on its major reporting units (lines of business) as of October 1 of each year. Goodwill impairment analyses are performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revisions to forecasts, or a long-term negative outlook for the industry.
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
As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, and continued deterioration in the credit quality of Citizens loan portfolios, Citizens determined that it was more likely than not that the fair value of a reporting unit may have been reduced below its carrying amount. Therefore, Citizens performed an interim goodwill impairment test during the second quarter of 2009. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking reporting unit; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was impaired. During the second quarter of 2009, Citizens recorded a non-cash goodwill impairment charge against the goodwill allocated to the Regional Banking reporting unit of $266.5 million. The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios, and did not adversely affect Citizens’ overall liquidity position.
The interim goodwill analysis did not change the timing of Citizens’ annual goodwill impairment test, which was performed during the fourth quarter of 2009. As of October 1, 2009, the annual impairment test was performed and concluded that no additional impairment existed as the implied fair value of goodwill allocated to Regional Banking exceeded its carrying value by over 30%. In estimating the fair value of the reporting units in the annual review, a 13% discount rate was used based on a capital asset pricing model. Simulations were performed to evaluate the impact of discount rate changes on the fair value of the reporting unit. If the discount rate was to increase by 100 or 200 basis points the fair value would be expected to decrease by 13% and 23%, respectively. Simulations for 100 and 200 basis point decrease in the discount rate were not performed as the results would increase the implied value of goodwill.
Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at December 31, 2009. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated.
Citizens’ management believes that the estimates and assumptions used in its goodwill impairment analyses are reasonable. Further deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of the Regional Banking line of business, Citizens will continue to monitor the goodwill impairment indicators and perform additional interim tests, if necessary. Since this evaluation process requires Citizens to make estimates and assumptions with regard to the fair value of the Corporation’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the business segments where the goodwill is recorded. For more information on goodwill, see Note 6 to the Consolidated Financial Statements.
Fair Value Measurements
A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement. If an impairment is determined, it could limit the ability of Citizens’ banking subsidiaries to pay dividends or make other payments to the Holding Company. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.
Pension and Postretirement Benefits
Pension liabilities are established and pension costs are charged to current operations based on actuarially determined present value calculations. The valuation of the pension obligation and net periodic pension expense is considered critical as it requires management to make estimates regarding the amount and timing of expected future cash outflows including assumptions about employee mortality, assumed return on cash balances, assumed discount rate used to determine the current benefit obligation, and the long-term rate of return expected on plan assets. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses. The assets are invested in certain investment funds administered by a third party. Citizens reviews its pension plan assumptions on an annual basis with an actuarial consultant to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in expectations. If Citizens were to determine that more conservative assumptions were necessary, costs would likely increase and have a negative impact on results of operations in the period in which the increase occurred.
The assumed future earnings on cash balance pension plan accounts were reduced from 5.25% for 2008 to 5.00% for 2009, which reflects the current rate environment, and will cause a slight decrease in pension expense for future periods. The determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. Based on this methodology, the discount rate used for the pension obligation decreased to 5.75% at the end of 2009 from 6.00% at the end of 2008 and 2007, which resulted in an increase to the associated liability for 2009. The discount rate used for the postretirement healthcare obligation as well as the supplemental pension benefit plans decreased to 5.25% at the end of 2009 from 6.00% at the end of 2008 and 2007 also resulting in an increase to the associated liabilities. Rates are set at the end of each year for use in determining the following year’s expense.
Citizens has recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs that will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost. Note 11 to the Consolidated Financial Statements provides further discussion on the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
Income Taxes
Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. Citizens assesses whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. For example, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2009, Citizens held a $235.5 million valuation allowance. Despite the valuation allowance, these assets remain available to potentially offset future taxable income.
The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 13 to the Consolidated Financial Statements.

Derivative Financial Instruments and Hedging Activities
In various aspects of its business, Citizens uses derivative financial instruments to modify its exposure to changes in interest rates and market prices for other financial instruments. Many of these derivative financial instruments are designated as hedges for financial accounting purposes. Citizens’ hedge accounting policy requires the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future the derivative financial instruments identified as hedges no longer qualify for hedge accounting treatment, changes in the fair value of these hedged items would be recognized in current period earnings, and the impact on the consolidated results of operations and reported earnings could be significant. For more information on derivative financial instruments and hedge accounting, see Notes 1 and 17 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Notes 1 and 2 to the Consolidated Financial Statements discuss new accounting policies adopted by Citizens during 2009 and 2008 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
SUBSEQUENT EVENTS
On January 29, 2010, Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M. Great Western Bank will pay a purchase price of approximately $50 million in cash, subject to a possible adjustment based upon F&M’s net worth at closing. The transaction includes $132.5 million in net portfolio loans and $408.6 million in deposits. The transaction is expected to close in the second quarter of 2010, subject to certain required regulatory approvals and fulfillment of customary conditions.
As part of the stock purchase agreement, Citizens will be required to exchange selected loans with F&M at or near the closing date for a cash payment equal to the book value of the specified loans less related allowance for loan losses. As of December 31, 2009, the loans to be exchanged had a net book value of $9.9 million. For more information regarding the sale of F&M, see Note 20 to the Consolidated Financial Statements.
The Federal Reserve Bank of Chicago and the State of Michigan Office of Financial and Insurance Regulation, the primary regulators of the Holding Company and its Citizens Bank subsidiary, recently completed an interim supervisory assessment, pursuant to their continuous supervisory program, based on data as of September 30, 2009. As a result of that examination and based on recent communications with these regulatory authorities, Citizens expects that the Holding Company and Citizens Bank will become subject to the issuance of a formal administrative action, probably in the form of a written agreement, due to their high level of nonperforming assets and the resulting impact on its earnings.
SIGNIFICANT DEVELOPMENTS IN 2009
Goodwill Impairment Charge
During the second quarter of 2009, Citizens recorded a non-cash, not tax-deductible goodwill impairment charge of $266.5 million against the goodwill allocated to Regional Banking (which had no impact on regulatory capital ratios or Citizens’ overall liquidity). For more information regarding this goodwill impairment charge, see the “Goodwill” headings under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and — Financial Condition” as well as Note 6 to the Consolidated Financial Statements.
Exchange of Common Stock for Long-Term Debt
On September 30, 2009, Citizens completed its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 (the “Subordinated Notes”) and outstanding 7.50% Enhanced

Trust Preferred Securities of Citizens Funding Trust I (the “Exchange Offers”). In aggregate, 268.2 million shares at a fair value of $219.9 million ($0.82 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.4 million of issuance costs, the transaction resulted in an increase to common equity of $197.6 million. For more information regarding this transaction, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity Risk Management” and Notes 9 and 14 to the Consolidated Financial Statements.
SIGNIFICANT DEVELOPMENTS IN 2008 AND 2007
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
On December 12, 2008, Citizens issued an aggregate of $300.0 million of TARP Preferred Stock and a ten-year warrant to purchase up to 17,578,125 shares of Citizens’ common stock to the Treasury as part of the Treasury’s Capital Purchase Program.
For more information regarding these issuances, see Note 14 to the Consolidated Financial Statements.
Goodwill Impairment Charge
During the second quarter of 2008, Citizens recorded a non-cash goodwill impairment charge of $178.1 million, representing the entire amount of goodwill previously allocated to Specialty Commercial. The goodwill impairment charge was not tax deductible and did not impact Citizens’ tangible equity or regulatory capital ratios and did not adversely affect Citizens’ overall liquidity position. For more information regarding this goodwill impairment charge, see “Goodwill” headings under “Management’s Discussion and Analysis of Financial Condition and results of Operations — Critical Accounting Policies and — Financial Condition” as well as Note 6 to the Consolidated Financial Statements.
Branch Consolidation and Sale
During the second quarter of 2007, Citizens consolidated eighteen branches due to market overlap and divested seven branches in the Flint, Michigan banking market. The branch sales included $26.4 million in loans and $200.9 million in deposits.
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years of 2009, 2008, and 2007 is presented below.

Average Balances/Net Interest Income/Average Rates

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$519,224	$1,300	0.25%	$40,551	$384	0.95%	$1,940	$104	5.37%
Investment securities (3):
Taxable	1,715,605	80,437	4.69	1,503,983	78,089	5.19	1,726,042	88,078	5.10
Tax-exempt	617,070	26,340	6.57	673,395	29,096	6.65	671,753	29,268	6.70
FHLB and Federal Reserve stock	153,951	4,255	2.76	148,806	7,269	4.89	137,676	6,414	4.66
Portfolio Loans (4):
Commercial and industrial	2,237,534	103,434	4.72	2,656,982	144,025	5.52	2,138,853	155,182	7.38
Commercial real estate	2,921,569	154,991	5.31	3,104,815	200,071	6.45	3,103,082	238,240	7.68
Residential mortgage	1,147,921	57,819	5.04	1,334,706	81,610	6.11	1,490,447	98,678	6.62
Direct consumer	1,355,078	82,215	6.07	1,507,073	101,509	6.74	1,638,084	127,768	7.80
Indirect consumer	811,844	55,144	6.79	830,376	56,067	6.75	841,600	56,881	6.76

Total portfolio loans	8,473,946	453,603	5.38	9,433,952	583,282	6.21	9,212,066	676,749	7.38
Loans held for sale (4)	75,925	2,744	3.61	87,565	2,791	3.19	97,744	7,298	7.42

Total earning assets (3)	11,555,721	568,679	5.06	11,888,252	700,911	6.05	11,847,221	807,911	6.98
Nonearning Assets
Cash and due from banks	165,294			203,431			198,908
Bank premises and equipment	121,392			126,255			136,135
Investment security fair value adjustment	24,524			6,544			3,879
Other nonearning assets	923,149			1,206,143			1,307,126
Allowance for loan losses	(306,971)			(189,072)			(173,148)

Total assets	$12,483,109			$13,241,553			$13,320,121

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	979,590	4,226	0.43	771,735	5,076	0.66	831,983	5,742	0.69
Savings deposits	2,610,246	20,309	0.78	2,551,570	44,046	1.73	2,188,296	63,942	2.92
Time deposits	4,097,896	135,263	3.30	4,268,931	171,761	4.02	4,008,919	187,510	4.68
Short-term borrowings	61,638	227	0.37	317,404	8,191	2.58	719,791	34,700	4.81
Long-term debt	1,904,955	91,286	4.79	2,521,181	122,905	4.87	2,729,476	133,838	4.90

Total interest-bearing liabilities	9,654,325	251,311	2.60	10,430,821	351,979	3.37	10,478,465	425,732	4.06

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,226,079			1,122,974			1,139,695
Other liabilities	157,972			129,344			152,000
Shareholders’ equity	1,444,733			1,558,414			1,549,961

Total liabilities and shareholders’ equity	$12,483,109			$13,241,553			$13,320,121

Net Interest Income		$317,368			$348,932			$382,179

Interest Spread (5)			2.46%			2.68%			2.92%
Contribution of noninterest bearing sources of funds			0.43			0.41			0.46

Net Interest Margin (5)(6)			2.89%			3.09%			3.38%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $16.4 million, $18.4 million, and $18.5 million for the years ended December 31, 2009, 2008, and 2007, repectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
2009 compared with 2008
The decrease in net interest margin was primarily a result of deposit price competition, the transfer of loans to nonperforming status during 2009, and an increase in short-term investments to provide additional on-balance sheet liquidity. The decrease was partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The decrease in net interest income was primarily a result of the lower net interest margin and a decrease in average earning assets due to a decline in loan portfolio balances caused by lower demand in the current Midwest economic environment, partially offset by the effects of an increase in investment securities and money market investments.
2008 compared with 2007
The decrease in net interest margin was primarily a result of deposit price competition, the movement of loans to nonperforming status during 2008, and increased funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The decrease in net interest income was primarily a result of the lower net interest margin, partially offset by a small increase in average earning assets. The increase in average earning assets was the result of an increase in commercial loan balances due to new relationships and money market investments balances to provide liquidity, partially offset by decreases in the investment portfolio due to using portfolio cash flow to reduce short-term borrowings, and declines in residential mortgage and consumer loan portfolio balances due to low customer demand.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	2009 Compared to 2008			2008 Compared to 2007
		Increase (Decrease)			Increase (Decrease)
	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$916	$(476)	$1,392	$280	$(154)	$434
Investment securities:
Taxable	2,348	(8,009)	10,357	(9,989)	1,517	(11,506)
Tax-exempt	(2,756)	(348)	(2,408)	(172)	(243)	71
FHLB and Federal Reserve stock	(3,014)	(3,257)	243	855	321	534
Loans:
Commercial and industrial	(40,591)	(19,396)	(21,195)	(11,157)	(44,331)	33,174
Commercial real estate	(45,080)	(33,662)	(11,418)	(38,169)	(38,304)	135
Residential mortgage	(23,791)	(13,261)	(10,530)	(17,068)	(7,212)	(9,856)
Direct consumer	(19,294)	(9,434)	(9,860)	(26,259)	(16,677)	(9,582)
Indirect consumer	(923)	444	(1,367)	(814)	(178)	(636)

Total portfolio loans	(129,679)	(75,309)	(54,370)	(93,467)	(106,702)	13,235
Loans held for sale	(47)	349	(396)	(4,507)	(3,814)	(693)

Total	(132,232)	(87,050)	(45,182)	(107,000)	(109,075)	2,075

Interest Expense on Interest Bearing Liabilities:
Deposits:
Interest-bearing demand	(850)	(2,004)	1,154	(666)	(271)	(395)
Savings	(23,737)	(24,723)	986	(19,896)	(29,314)	9,418
Time	(36,498)	(29,758)	(6,740)	(15,749)	(27,540)	11,791
Short-term borrowings	(7,964)	(4,099)	(3,865)	(26,509)	(12,072)	(14,437)
Long-term debt	(31,619)	(1,744)	(29,875)	(10,933)	(1,103)	(9,830)

Total	(100,668)	(62,328)	(38,340)	(73,753)	(70,300)	(3,453)

Net Interest Income	$(31,564)	$(24,722)	$(6,842)	$(33,247)	$(38,775)	$5,528

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2009 compared with 2008
The decrease in net interest income reflects rate and volume variances that were unfavorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2009 and deposit price competition, partially offset by expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to weak customer demand from credit worthy clients in all loan categories, growth in the commercial on-balance sheet sweep product, and a strategic shift in the funding mix from wholesale borrowings to customer deposits. This was partially offset by an increase in the investment securities and money market investment portfolios as a result of using the proceeds from the preferred stock issuance in the fourth quarter of 2008 and a decrease in short-term borrowings and long-term debt due to the aforementioned shift in funding.

2008 compared with 2007
The decrease in net interest income reflects rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate. The unfavorable rate variance was primarily the result of lower market interest rates in 2008, deposit price competition, the movement of loans to nonperforming status, and increased funding costs related to extending short-term borrowings, partially offset by expanding commercial and consumer loan spreads and retail time deposits repricing to a lower rate. The favorable volume variances were primarily the result of growth in commercial and industrial loans due to new client relationships and a decline in short-term and long-term borrowings due to a shift in funding mix to time deposits and paying down the outstanding debt, partially offset by growth in savings accounts due to a new on-balance sweep product for Citizens’ commercial clients introduced in late 2007 and growth in time deposits due to the aforementioned shift in funding mix and focused deposit generation during 2008.
PROVISION FOR LOAN LOSSES
After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated each quarter as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The increases in the provision for loan losses for 2009 as compared with 2008 and 2008 as compared with 2007 were primarily a result of higher net charge-offs and the continued migration of commercial real estate and residential mortgage loans to nonperforming status during 2009. This migration, and evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. See “ — Critical Accounting Policies — Allowance for Loan Losses” and “ — Allowance for Loan Losses” for a discussion of the calculation of the allowance and the related methodology.
NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below.

Noninterest Income
				2009-2008		2008-2007
(in thousands)	2009	2008	2007	$ Change	% Change	$ Change	% Change
Service charges on deposit accounts	$43,927	$47,470	$48,051	$(3,543)	(7.5)%	$(581)	(1.2)%
Trust fees	15,082	17,967	20,106	(2,885)	(16.1)	(2,139)	(10.6)
Mortgage and other loan income	12,609	11,443	16,021	1,166	10.2	(4,578)	(28.6)
Brokerage and investment fees	5,445	7,109	7,901	(1,664)	(23.4)	(792)	(10.0)
ATM network user fees	6,607	6,319	6,283	288	4.6	36	0.6
Bankcard fees	7,972	7,440	6,124	532	7.2	1,316	21.5
Losses on loans held for sale	(20,086)	(9,373)	(508)	(10,713)	114.3	(8,865)	N/M
Net loss on debt extinguishment	(15,929)	—	—	(15,929)	—	—	—
Other income	11,794	13,367	18,590	(1,573)	(11.8)	(5,223)	(28.1)

Total noninterest income	$67,421	$101,742	$122,568	$(34,321)	(33.7)%	$(20,826)	(17.0)%

N/M	— Not meaningful
2009 compared with 2008
The decrease in noninterest income was primarily due to a net loss on the early extinguishment of debt created when Citizens completed settlement of the Exchange Offers, higher net losses on loans held for sale, and to a lesser extent, lower service charges on deposit accounts, trust fees, and brokerage and investment fees. The increase in net losses on loans held for sale was primarily the result of higher writedowns to reflect market-value declines for the underlying collateral. The decrease in service charges on deposit accounts was primarily the result of a decline in customer transaction volume. The decline in trust fees as well as brokerage and investment fees were primarily the result of negative market conditions.
2008 compared with 2007
The decrease in noninterest income was primarily due to a higher net loss on loans held for sale, lower other income, lower mortgage and other loan income, lower trust fees, and a net decrease from minor changes in several other categories, partially offset by higher bankcard fees. The net loss on loans held for sale was primarily the result of higher writedowns to reflect market-value declines for the underlying collateral. The decrease in the other income category was primarily the result of lower swap income recognition and lower revenue on bank owned life insurance policies, both of which declined due to negative market conditions in 2008, partially offset by a $2.1 million gain in the first quarter of 2008 due to Citizens’ receipt of proceeds from the partial redemption of its Visa USA shares. The decrease in mortgage and other loan income was primarily the result of lower mortgage sales during 2008. The decline in trust fees was primarily the result of negative market conditions and lower demand for investment products due to attractively-priced traditional certificates of deposit in Citizens’ markets. Bankcard fees increased as a result of higher client debit card volume.
NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below.

Noninterest Expense
				2009-2008		2008-2007
(in thousands)	2009	2008	2007	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$139,193	$158,193	$175,895	$(19,000)	(12.0)%	$(17,702)	(10.1)%
Occupancy	27,820	28,592	30,971	(772)	(2.7)	(2,379)	(7.7)
Professional services	11,996	15,184	18,031	(3,188)	(21.0)	(2,847)	(15.8)
Equipment	11,989	12,966	14,650	(977)	(7.5)	(1,684)	(11.5)
Data processing services	18,017	16,470	16,234	1,547	9.4	236	1.5
Advertising and public relations	7,146	5,897	7,282	1,249	21.2	(1,385)	(19.0)
Postage and delivery	5,844	7,342	7,800	(1,498)	(20.4)	(458)	(5.9)
Other loan expenses	24,913	13,381	5,518	11,532	86.2	7,863	142.5
Other real estate (ORE) expenses and losses	27,852	11,008	325	16,844	153.0	10,683	N/M
Intangible asset amortization	7,036	9,132	11,534	(2,096)	(23.0)	(2,402)	(20.8)
Goodwill impairment	266,474	178,089	—	88,385	49.6	178,089	100.0
Restructuring and merger related expenses	—	—	8,247	—	—	(8,247)	(100.0)
Other expense	54,741	34,448	30,936	20,293	58.9	3,512	11.4

Total noninterest expense	$603,021	$490,702	$327,423	$112,319	22.9%	$163,279	49.9%

N/M	— Not meaningful
2009 compared with 2008
The increase in noninterest expense was primarily the result of a higher goodwill impairment charge, as well as higher other expense, ORE expenses and losses, and other loan expenses, partially offset by lower salaries and employee benefits, as well as a net decline in all other noninterest expense categories. The increase in other expense was primarily the result of an increase in FDIC insurance premiums due to an industry-wide rate increase and special assessment. The increase in ORE expenses and losses was primarily the result of higher carrying costs related to holding the ORE properties and mark-to-market charges related to additional declines in market values on the ORE assets. The increase in other loan expense was primarily the result of higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The decrease in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in 2009. The net decline in all other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.
2008 compared with 2007
The increase in noninterest expense was primarily the result of the goodwill impairment charge, as well as higher ORE expenses and losses, higher other loan expenses, and higher other expense, partially offset by the general decline in all other expense categories due to cost savings and efficiencies implemented during 2007 and 2008 as well as the effect of $8.2 million in restructuring and merger-related expenses incurred in 2007. The increase in ORE expenses and losses was primarily the result of higher carrying costs related to holding the ORE properties and mark-to-market charges related to additional declines in market values on the ORE assets. The increase in other loan expenses was primarily the result of higher mortgage processing fees due to the alliance with PHH Mortgage being implemented in the first quarter of 2008 and higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans, partially offset by lower provisioning to fund the reserve for unused loan commitments, which fluctuates with the amount of unadvanced customer lines of credit. The increase in the other expense category was primarily the result of: a $2.4 million loss related to the repurchase of all auction rate securities sold to wealth management clients ($8.5 million in par value) to restore liquidity to their accounts, higher FDIC premiums due to a mandatory phase out of FDIC credits and industry-wide increases on FDIC insurance, and a loss on a captive insurance program.
FDIC insurance premiums
In December 2008, the FDIC increased the assessment rate for all insured institutions by 7 cents for every $100 of qualifying deposits in order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund. This increase was included in Citizens’ 2009 noninterest expense. Beginning April 1, 2009, additional rule changes required institutions, including Citizens, to pay their premiums using a risk-weighted factor. As a result, Citizens’ 2009 FDIC insurance premium increased again and this methodology is likely to further increase future insurance premiums.
Additionally, on May 22, 2009, the FDIC voted to impose an emergency special assessment of 10 cents for every $100 of deposits at June 30, 2009, which was payable on September 30, 2009. As a result, Citizens recorded $5.5 million for the assessment during 2009.
Potential additional emergency special assessments of up to 5 cents for every $100 of deposits may be charged at the end of any calendar quarter hereafter. Citizens cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond Citizens’ control.
FEDERAL AND STATE INCOME TAXES
Citizens recorded an income tax benefit of $30.0 million for 2009 compared with a tax expense of $71.0 million for 2008 and $31.3 million in 2007. The decrease in the tax expense from 2008 was primarily the result of establishing a $155.7 million valuation allowance against deferred tax assets during the fourth quarter of 2008 as well as recognizing the tax impact of changes in other comprehensive income during 2009. The increase in the 2008 expense over 2007 was due to recording the aforementioned valuation allowance, partially offset by the effect of the pre-tax loss, excluding the non-tax deductible goodwill impairment charge recorded in the second quarter of 2008. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was 5.51% in 2009, compared with (22.03%) in 2008 and 23.69% in 2007. The 2009 effective rate is less than the statutory rate and more than the effective rate in 2008, primarily due to the relationships between the pre-tax losses and the adjustments for the valuation allowance. The 2008 effective rate is less than the effective rate in 2007 primarily due to differences in pre-tax income as well as the adjustments for the valuation allowance and the goodwill impairment in 2008.
In accordance with GAAP, Citizens assessed whether a valuation allowance needed to be established against its deferred tax assets at the end of 2008 based on the consideration of all available evidence using a “more likely than not” standard. Due to the significant pre-tax loss in 2008, its impact on cumulative pre-tax income, and the uncertain economic environment affecting estimates of future taxable income, Citizens determined it must establish a valuation allowance against the entire net deferred tax assets, excluding the deferred tax liability for tax deductible goodwill, which has an indefinite life.
As of December 31, 2009, Citizens maintained a $235.5 million valuation allowance. Despite the valuation allowance, these assets remain available to potentially offset future taxable income. The deferred tax asset are analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. In making such judgments, significant weight is given to evidence that can be objectively verified. Citizens analyzes changes in near-term market conditions and considers both positive and negative evidence as well as other factors which may impact future operating results in making the decision to adjust the valuation allowance.
Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended, that, if met, would limit the annual utilization of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses. A change of ownership occurred under Section 382 as a result of the exchange offers of common stock for long-term debt in the third quarter of 2009. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP Preferred Stock immediately before the ownership change. Our ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.
For further discussion of federal and state income taxes, see Note 13 to the Consolidated Financial Statements.
LINE OF BUSINESS RESULTS
Net (loss) income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 15 to the Consolidated Financial Statements. Certain amounts have been reclassified between segments to conform to current year presentation.

(in thousands)	2009	2008	2007

Regional Banking	$(163,741)	$21,658	$85,444
Specialty Consumer	(66,589)	(35,667)	7,828
Specialty Commercial	(71,174)	(174,115)	23,074
Wealth Management	2,790	547	3,327
Other	(215,499)	(205,475)	(18,832)

Net (loss) income	$(514,213)	$(393,052)	$100,842

2009 compared with 2008
Net income for Regional Banking declined primarily as the result of higher provision for loan losses, lower noninterest income and higher noninterest expense, partially offset by higher net interest income. The increase in the provision for loan losses was primarily due to higher net charge-offs. Noninterest income declined primarily due to lower service charges on deposit accounts. Noninterest expense increased primarily because of the aforementioned goodwill impairment charge in the second quarter of 2009 and the industry-wide increase in FDIC insurance rates. The increase in net interest income was primarily the result of expanding loan spreads, clients holding higher deposit balances in transaction accounts and declining deposit costs, partially offset by lower earning assets and increased nonaccrual commercial loans.
Net losses for Specialty Consumer increased primarily as the result of lower net interest income, higher provision for loan losses, and higher noninterest expense. The decrease in net interest income was primarily the result of lower residential mortgage loan balances as this portfolio is primarily in a runoff pattern as over 90% of new origination is sold into the secondary market. The increase in the loan loss provision was due to higher nonperforming residential mortgage loan levels throughout 2009. The increase in noninterest expense was primarily the result of higher expenses related to ORE properties.
Net losses for Specialty Commercial declined primarily as the result of lower noninterest expense, partially offset by higher provision for loan losses and lower noninterest income. The decrease in noninterest expense was primarily due to the effects of the aforementioned goodwill impairment charge in the second quarter of 2008. The increase in loan loss provision was due to higher nonperforming commercial loan levels throughout 2009. The decrease in noninterest income was primarily a result of higher net losses on loans held for sale.
Net income for Wealth Management increased primarily as the result of lower noninterest expense, partially offset by lower noninterest income. The decrease in noninterest expense was primarily due to lower salary expense as a result of lower staffing levels and commission-based compensation. The decrease in noninterest income was primarily due to lower trust fees as a result of declines in average market valuation for these assets, as well as a decrease in brokerage income due to lower demand for investment products. Trust assets under administration were $2.1 billion at December 31, 2009, an increase of $0.1 billion over December 31, 2008.

Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the Holding Company; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business. Net loss for Other increased primarily as the result of lower net interest income, lower noninterest income, and higher noninterest expense, partially offset by a lower income tax provision. The decline in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The declines in net interest income were partially offset by income provided by higher short-term investment balances. The decrease in noninterest income was primarily the result of a decline in income from bank owned life insurance policies due to decreased returns on the underlying investments. Noninterest expense increased due to an arbitration award payout and higher volume-based data processing expense. The income tax provision decreased primarily as a result of lower pre-tax income as well as recognizing changes in other comprehensive income during 2009.
2008 compared with 2007
Net income for Regional Banking declined primarily as the result of lower net interest income and lower noninterest income, along with an increase in provision for loan losses. The decrease in net interest income was primarily a result of narrower spreads on deposits due to competitive pricing pressure, partially offset by an increase in both commercial and consumer loan spreads. The decrease in noninterest income was primarily a result of lower mortgage origination income, driven by overall lower demand for residential mortgages. The increase in provision for loan losses was due to an increase in net charge-offs, primarily in the commercial loan portfolio and, to a lesser extent, in the direct consumer loan portfolio.
Net income for Specialty Consumer decreased primarily as the result of lower net interest income, higher provision for loan losses, and higher noninterest expense. The decrease in net interest income was primarily the result lower residential mortgage loan balances as this portfolio is primarily in a runoff pattern. The increase in the loan loss provision was due to higher nonperforming residential mortgage loan levels throughout 2008 and an increase in net charge-offs. The increase in noninterest expense was primarily the result of higher expenses related to ORE properties.
Net income for Specialty Commercial decreased primarily as the result of lower net interest income, higher provision for loan losses, lower noninterest income and higher noninterest expense. The decrease in net interest income was driven by increased nonaccrual commercial real estate loans. The increase in loan loss provision was a result of higher net charge-offs related to the commercial real estate loan portfolio. The decrease in noninterest income was primarily a result of higher net losses on loans held for sale. The increase in noninterest expense was primarily the result of the aforementioned goodwill impairment charge in the second quarter of 2008 as well as higher foreclosure related expenses, partially offset by lower compensation costs.
The net income for Wealth Management decreased primarily as the result of lower noninterest income and an increase in noninterest expense. The decrease in noninterest income was primarily the result of lower trust fee income due to a decline in assets under administration driven by ongoing declines in market valuation. The increase in noninterest expense was primarily the result of a $2.4 million loss related to the repurchase of all auction rate securities sold to wealth management clients to restore liquidity to their accounts. Trust assets under administration were $2.0 billion at December 31, 2008, a decline of $0.7 billion from $2.7 billion at December 31, 2007.
The net loss for the Other business line increased primarily as the result of lower net interest income, lower noninterest income and higher income tax provision, partially offset by lower noninterest expense. The decrease in net interest income was primarily due to the internal profitability methodology utilized at Citizens, which insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest income was primarily due to a decrease in income from bank owned life insurance policies due to lower market interest rates and decreases in mortgage and other loan income. The increase in the income tax provision was primarily due to establishing the aforementioned deferred tax valuation allowance in 2008. The decrease in noninterest expense was primarily due to lower compensation expense.

FINANCIAL CONDITION
TOTAL ASSETS
Total assets at December 31, 2009 were $11.9 billion, a decrease of $1.2 billion or 8.8% from December 31, 2008. The decline was primarily the result of reductions in total portfolio loans and a non-cash and not tax-deductible goodwill impairment charge recorded in the second quarter of 2009, partially offset by higher money market investments.
MONEY MARKET INVESTMENTS AND INVESTMENT SECURITIES
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest rate risk and maximizing return. Interest-bearing deposits with banks increased $491.2 million in 2009. On October 6, 2008 the Federal Reserve announced that it would pay interest on required and excess reserve balances at rates close to the targeted federal funds rates. Citizens has chosen to utilize this program while adverse conditions exist in the credit markets. Securities are classified as available for sale or held to maturity and as of December 31, 2009, 94.2% of the securities in Citizens’ investment securities portfolio were classified as available for sale. A summary of investment securities balances at December 31, 2009, 2008 and 2007 is provided below:
Investment Securities

		December 31,
(in thousands)	2009	2008	2007

Securities available for sale, at fair value
Federal agencies	$149,033	$257,445	$304,074
Collaterized mortgage obligations	442,989	471,010	586,954
Mortgage-backed	1,164,450	973,961	670,565
State and municipal	450,647	538,761	569,466
Other	17,946	7,595	1,105

Total available for sale	$2,225,065	$2,248,772	$2,132,164

Securities held to maturity, at amortized cost
State and municipal	$137,094	$138,575	$129,126

Total investment securities	$2,362,159	$2,387,347	$2,261,290

Total investment securities at December 31, 2009 were essentially unchanged from December 31, 2008. The increase in investment securities at December 31, 2008 over December 31, 2007 was primarily due to the investment of the proceeds from the sale of the TARP Preferred Stock and warrant in the fourth quarter of 2008, partially offset by paydowns and maturities received during the year.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2009, the whole loan CMOs had a market value of $188.7 million with gross unrealized losses of $15.0 million. Citizens performs a thorough credit review on a quarterly basis on the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2009 credit review demonstrated continued strength and no material degradation to the holdings. Additionally, Citizens determined there is no other-than-temporary impairment on the entire investment portfolio at December 31, 2009.
Maturities and average yields of investment securities at December 31, 2009 are presented in the table below:

Maturity Distribution of Investment Securities Portfolio (1)

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
December 31, 2009		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale, at fair value (2)
Federal agencies(3)	$97,591	4.88%	$36,309	3.55%	$15,133	4.46%	$—	—%	$149,033	4.51%
Collateralized mortgage obligations (3)	35,368	4.72	272,240	4.65	135,351	4.80	30	6.83	442,989	4.70
Mortgage-backed(3)	4,661	6.59	659,511	4.80	430,607	4.46	69,671	4.63	1,164,450	4.67
State and municipal(4)	45,698	5.14	115,340	4.28	184,308	4.13	105,301	3.99	450,647	4.24
Other	17,616	1.02	—	—	—	—	330	10.47	17,946	1.20

Total securities available for sale	$200,934	4.61%	$1,083,400	4.66%	$765,399	4.45%	$175,332	4.26%	$2,225,065	4.55%

Securities held to maturity, at amortized cost
State and municipal(2)(4)

Total securities held to maturity	$—	0.00%	$3,905	0.92%	$55,973	3.51%	$77,216	4.05%	$137,094	3.74%

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.

(2)	Yields are based on amortized cost.

(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

(4)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
As of December 31, 2009, the estimated aggregate fair value of the investment securities portfolio was $44.0 million above amortized cost, consisting of gross unrealized gains of $61.8 million and gross unrealized losses of $17.8 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 3 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.
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
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial and industrial, commercial real estate, and real estate construction loans at December 31, 2009 are presented below.

Portfolio Loans			December 31,
(in millions)	2009	2008	2007	2006	2005

Commercial and industrial	$1,976.1	$2,602.3	$2,557.1	$2,004.9	$1,688.1
Commercial real estate (1)	2,504.0	2,565.9	2,549.6	2,442.5	1,190.4
Real estate construction (2)	322.7	398.9	547.6	678.1	211.7

Total commercial	4,802.8	5,567.1	5,654.3	5,125.5	3,090.2
Residential mortgage	1,036.5	1,262.8	1,445.2	1,543.5	539.8
Direct consumer	1,261.4	1,452.2	1,572.3	1,721.4	1,142.0
Indirect consumer	805.2	820.5	829.4	840.6	844.1

Total	$7,905.9	$9,102.6	$9,501.2	$9,231.0	$5,616.1

Commercial Loan Maturities and Interest Rate Sensitivity at December 31, 2009

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial and industrial	$575.7	$1,216.6	$183.8	$1,976.1
Commercial real estate	830.0	1,452.5	221.5	2,504.0
Real estate construction	164.0	156.9	1.8	322.7

Total commercial	$1,569.7	$2,826.0	$407.1	$4,802.8

Loans above:
With floating interest rates	$1,067.6	$1,762.7	$327.6	$3,157.9
With predetermined interest rates	502.1	1,004.8	138.0	1,644.9

Total	$1,569.7	$2,767.5	$465.6	$4,802.8

(1)	Commercial real estate consists of income producing and owner occupied loan types

(2)	Real estate construction consists of land hold, land development, and commercial real estate construction loan types
The decrease in all categories comprising total portfolio loans from December 31, 2008 was primarily the result of a decline in customer demand from credit-worthy clients, paydowns as a result of normal client activity, and charge-offs. Also contributing to the decrease was the transfer of $55.5 million of nonperforming land hold, land development, and commercial construction loans to loans held for sale ($35.2 million after market-value adjustments) during the fourth quarter of 2009.
Citizens transferred $127.9 million of nonperforming commercial real estate and residential mortgage loans to loans held for sale ($92.8 million after market-value adjustments) during the second quarter of 2008.
Commercial and Industrial. The commercial and industrial loan portfolio includes a diverse group of loans largely to in-market business banking (relationships less than $3.0 million) and corporate banking (relationships over $3.0 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with the Corporation’s loan underwriting guidelines. Commercial and industrial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial and industrial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.
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
Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens, with approximately 40% of the portfolio located in southeast Michigan and 20% located in Ohio. As detailed in the discussion of real estate construction loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in both type and geographic location. This diversity reduces the Corporation’s exposure to adverse economic events that impact any individual market. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2009, approximately 35% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
The credit performance of loans secured by commercial income producing properties has recently been negatively affected by tenant losses and reduced rental rates; contributing to the decline in values associated with the income producing loan portfolio. Citizens may suffer further losses in these segments if market conditions continue to deteriorate and efforts to limit losses through execution of prudent workout strategies are unsuccessful.
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
This portfolio has been particularly adversely affected by job josses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land hold, land development, and construction loan portfolios. Since January 1, 2007, Citizens no longer underwrites new commercial real estate, land hold and land development construction loans and is actively managing the remaining portfolio. However, Citizens underwrites new construction loans supporting owner-occupied projects where these loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties of which over 85% were located in Michigan and Ohio . Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSE”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation

(“FHLMC”) and the Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products do not exceed 95% at origination. At December 31, 2009, Citizens had $226.9 million of loans that were originated in excess of 80%, which were generally covered by mortgage insurance providing at least 20% of coverage, except as noted below.
Citizens sells over 90% of new mortgage originations into the secondary market. The right to service the loans and receive servicing fee income is typically sold along with the underlying mortgages. All residential mortgage loans that were sold in 2009 were sold without recourse. However, for loans that were sold prior to the second quarter of 2008, Citizens remains contractually liable for credit risk for such loans experiencing early payment defaults, and loans containing errors and/or omissions in documentation according to the standards delineated within the loan sale agreements. Citizens believes these risks are immaterial.
Residential Mortgage Loan Balances By Category

	December 31,
(in thousands)	2009	2008
| |
Fixed rate mortgages	$339,019	$423,698
Adjustable rate mortgages	679,577	795,482
Construction mortgages	17,847	43,661

Total residential mortgages	$1,036,443	$1,262,841

In 2009 a total of $2.6 million in originated loans had characteristics (other than loan amount or new construction) that made them non-GSE eligible. These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believed offset the additional risks.
Residential Mortgage Loan Origination Volume

(In thousands)	2009	2008

Fixed rate mortgages	$298,743	$273,901
Adjustable rate mortgages	2,399	48,593
Construction mortgages	3,878	20,325

Total	$305,020	$342,819

Citizens has not originated subprime, initial teaser rate, or negative amortization loans in over three years. The credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in income during 2008 and 2009. The decline in the residential real estate values, particularly in Michigan and Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties has led to increased loss severity in this loan portfolio. Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to higher payment delinquencies and defaults. Continued declines in real estate values could lead to higher loss severity.
Direct Consumer. The direct consumer loan category includes home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. At December 31, 2009, Citizens had $1.0 billion of home equity loans, of which 76% were secured by residential real estate located in Michigan. Over 67% of the home equity portfolio has refreshed FICO scores of 720 or better. Home equity loans consist of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. These loans are generally in a junior lien position and are originated through Citizens’ branches with loan-to-value ratios generally less than 80% of appraised collateral value. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Credit risks for these types of loans are influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers potentially being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by evaluating the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
The Corporation originates consumer loans utilizing a credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting guidelines for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements.
Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats and recreational vehicles. These loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. Credit risks for these types of loans, are influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealer’s ability to collect proper customer information, and adhere to appropriate lending guidelines, including but not limited to evaluating collateral value, accurately capturing property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio arises from a borrower’s potential inability to repay their loan and by a potential shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.
LOANS HELD FOR SALE
Loans held for sale are comprised of commercial real estate and residential mortgage loans. Held for sale loans at December 31, 2009 totaled $80.5 million, a decrease of $10.9 million or 11.9% from December 31, 2008. The decrease reflects a decline in commercial loans held for sale due to customer paydowns, workout activities, writedowns to reflect market-value declines for the underlying collateral and transfers to ORE. The decrease was partially offset by the aforementioned transfer of nonperforming land hold, land development, and commercial construction loans from the loan portfolio at fair value.
CREDIT RISK MANAGEMENT
Extending credit to businesses and consumers exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected under the original underwriting terms due to the inability or unwillingness of the borrower to repay the loan. Citizens has a platform of lending policies and underwriting guidelines that are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and oversight of financial performance. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer. Lending policies and guidelines are reviewed by credit administration and modified on an ongoing basis as conditions change and new credit products are offered. The commercial and industrial and commercial real estate credit administration policies include a two-tier loan rating system that incorporates probability of default and loss given default to estimate a borrower’s ability to repay and the strength of the collateral behind their loan obligation. To strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Additionally, a reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potentially problematic loans. Citizens monitors its loans in an effort to proactively identify, manage, and mitigate any potential credit quality issues and losses.
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
As part of the overall credit underwriting and review process, Citizens carefully monitors commercial and industrial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions change. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight, at management’s discretion, are considered ‘watchlist’ loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are in accruing or nonperforming status. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these reviews, action plans are developed to address emerging problem loans or to implement specific actions for alternatives to strengthen the credit and/or for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ Special Loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity. During 2009, Citizens expanded the watchlist process to include non-watch commercial credits with significant credit exposure, businesses affected by the automotive industry, other manufacturers in stressed industries, and additional segments of income producing commercial real estate.
The following table illustrates the commercial loans on the watchlist at December 31, 2009, 2008, and 2007 that, while still accruing interest, may be at risk due to general economic conditions or changes in borrower’s financial status.

			December 31,
Commercial Watchlist	2009		2008		2007
Accruing loans only		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$24.8	68.99%	$18.5	41.11%	$25.1	40.81%
Land Development	88.0	80.78	49.3	37.15	66.3	41.72
Construction	63.5	35.68	74.8	28.39	81.6	25.59
Income Producing	521.9	34.37	401.0	25.77	211.2	14.12
Owner-Occupied	247.3	25.09	178.4	18.44	184.1	17.34

Total Commercial Real Estate	945.5	33.45	722.0	24.35	568.3	18.35
Commercial and Industrial	475.3	24.05	436.8	16.78	387.4	15.15

Total Watchlist Loans	$1,420.8	29.58%	$1,158.8	20.82%	$955.7	16.90%

The annual increases in watchlist loans were primarily the result of proactive commercial real estate downgrades as Citizens closely monitors borrowers’ repayment capacity in this environment and continued declines in commercial real estate values in Michigan and Northern Ohio. Additionally, the increase over December 31, 2008 was the result of proactive downgrades to commercial and industrial relationships related to the automotive industry due to the uncertainty of that industry during the first half of 2009. Some of the automotive-related credits continued to perform during 2009, and were subsequently upgraded and removed from the watchlist during the fourth quarter of 2009.
The following table illustrates loans where the contractual payment is 30 to 89 days past due and interest is still accruing at December 31, 2009, 2008, and 2007. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

			December 31,
Delinquency Rates By Loan Portfolio	2009		2008		2007
30 to 89 days Past Due		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$0.6	1.56%	$3.9	8.67%	$4.6	7.48%
Land Development	4.7	4.34	5.2	3.92	28.7	18.06
Construction	1.7	0.95	27.3	10.36	31.7	9.94
Income Producing	40.8	2.69	76.7	4.93	54.0	3.61
Owner-Occupied	25.0	2.53	37.5	3.88	20.3	1.91

Total Commercial Real Estate	72.8	2.57	150.6	5.08	139.3	4.50
Commercial and Industrial	17.0	0.86	56.5	2.17	39.0	1.53

Total Commercial Loans	89.8	1.87	207.1	3.72	178.3	3.15

Residential Mortgage	22.2	2.15	39.5	3.13	46.4	3.21
Direct Consumer	27.0	2.14	25.5	1.76	24.3	1.55
Indirect Consumer	16.3	2.02	18.5	2.25	15.9	1.92

Total Consumer Loans	65.5	2.11	83.5	2.36	86.6	2.25

Total Delinquent Loans	$155.3	1.96%	$290.6	3.19%	$264.9	2.79%

The decrease in delinquent loans from December 31, 2008 was primarily the result of continued emphasis on proactively managing all delinquent loans, with particular emphasis on delinquent commercial and residential mortgage loans. The majority of the delinquent direct consumer loans represent loans in a junior lien position. The increase in delinquent loans at December 31, 2008 as compared with December 31, 2007 was primarily the result of the continued weak economy in the Midwest, which primarily affected delinquencies in the commercial loan portfolios while total consumer loan delinquencies decreased slightly.
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

Nonperforming Assets and Past Due Loans			December 31,
(in thousands)	2009	2008	2007	2006	2005

Nonperforming Portfolio Loans (1)
Nonaccrual
Less than 30 days past due	$89,241	$35,168	$8,133	$4,305	$4,206
From 30 to 89 days past due	63,464	25,257	11,617	1,413	1,136
90 or more days past due	317,048	243,868	165,647	52,174	26,798

Total	469,753	304,293	185,397	57,892	32,140
Loans 90 days or more past due and still accruing	3,039	1,486	3,650	767	238
Restructured loans and still accruing	2,629	256	315	378	—

Total nonperforming portfolio loans	475,421	306,035	189,362	59,037	32,378
Nonperforming loans held for sale	65,247	75,142	21,676	22,846	—
Other repossessed assets acquired	54,394	58,037	40,502	20,165	7,351

Total nonperforming assets(2)	$595,062	$439,214	$251,540	$102,048	$39,729

Nonperforming loans as a percent of portfolio loans	6.01%	3.36%	1.99%	0.64%	0.58%
Nonperforming assets as a percent of portfolio loans plus other repossessed assets acquired	7.48	4.79	2.64	1.10	0.71

Nonperforming assets as a percent of total assets	4.99	3.36	1.86	0.73	0.51

Nonperforming Portfolio Loans by Type (1) (3)
Commercial and industrial	$86,337	$66,285	$16,581	$8,843	$12,118
Commercial real estate	236,753	162,544	110,159	14,915	5,068

Total commercial	323,090	228,829	126,740	23,758	17,186
Residential mortgage	127,100	59,515	46,865	28,428	8,412
Direct Consumer	22,601	15,076	13,700	6,041	4,326
Indirect Consumer	2,630	2,615	2,057	810	2,454

Total nonperforming portfolio loans	$475,421	$306,035	$189,362	$59,037	$32,378

(1)	Refer to Note 4 for a summary of interest income foregone on nonaccrual and restructured loans, as of December 31, 2009, 2008 and 2007.

(2)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Less than 30 days past due and nonaccrual $0.6 million, from 30 to 89 days past due and nonaccrual $0.9 million, 90 days or more past due and nonaccrual $29.2 million, no 90 days or more past due and still accruing and no restructured loans, nonperforming held for sale $21.6 million, and other repossessed assets acquired $12.6 million.

(3)	December 31, 2006 amounts include the following nonperforming loan balances acquired in the Republic merger: Commercial $0.2 million, commercial real estate $8.4 million, residential mortgage $19.4 million, direct consumer $2.6 million, indirect consumer $0.1 million.
The increase in nonperforming assets over December 31, 2008 was primarily the result of deterioration in the real estate secured portfolios, especially residential mortgage loans due to the effects of the national mortgage foreclosure moratorium in early 2009, and general economic conditions in the Midwest during 2009. Nonperforming assets at December 31, 2009 include $152.7 million of loans that were proactively moved to nonperforming status by their respective relationship officer prior to the loans becoming 90 days past due and $30.9 million of restructured residential mortgage loans. The increase in nonperforming assets at December 31, 2008 as compared with December 31, 2007 was primarily the result of significant deterioration in the real estate secured portfolios (particularly commercial) and general economic deterioration in the Midwest.
Certain of the nonperforming loans included in the table above are considered to be impaired. A loan is considered impaired when Citizens determines it is probable that the principal and interest due under the original underwriting terms of the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. The Corporation maintains a valuation reserve for impaired loans as a part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is generally applied to outstanding principal. At December 31, 2009 and 2008, all of the impaired loans were on a nonaccrual basis so there was no interest income recognized in these years after they were identified as impaired. For further discussion, see Note 4 to the Consolidated Financial Statements.
ALLOWANCE FOR LOAN LOSSES
A summary of Citizens’ loan loss experience for the past five years appears below.

Summary of Loan Loss Experience
(in thousands)	2009	2008	2007	2006	2005

Allowance for loan losses at January 1	$255,321	$163,353	$169,104	$116,400	$122,184
Provision for loan losses	325,955	282,054	45,177	11,265	1,109
Charge-offs:
Commercial and industrial	63,849	27,001	6,123	4,468	9,165
Commercial real estate	123,858	112,478	27,194	2,826	3,755
Residential mortgage	18,965	24,569	5,141	1,640	1,152
Direct consumer	24,901	16,995	11,007	5,823	5,290
Indirect consumer	21,234	16,889	10,126	9,062	9,485

Total charge-offs	252,807	197,932	59,591	23,819	28,847

Recoveries:
Commercial and industrial	6,392	3,153	3,144	3,022	16,526
Commercial real estate	3,590	716	1,303	648	1,195
Residential mortgage	34	29	184	154	69
Direct consumer	1,557	1,726	1,723	1,389	1,419
Indirect consumer	2,328	2,222	2,309	2,342	2,745

Total recoveries	13,901	7,846	8,663	7,555	21,954

Net charge-offs	238,906	190,086	50,928	16,264	6,893

Allowance of acquired bank	—	—	—	57,703	—

Allowance for loan losses at December 31	$342,370	$255,321	$163,353	$169,104	$116,400

Allowance for losses on lending-related commitments at December 31	$3,166	$3,941	$5,571	$6,119	$3,023

Portfolio loans at year-end	$7,905,859	$9,102,598	$9,501,244	$9,231,082	$5,616,119
Average portfolio loans	8,473,946	9,433,952	9,212,066	5,657,476	5,493,280
Allowance for loan losses as a percent of nonperforming loans	72.01%	83.43%	86.27%	286.44%	359.50%
Allowance for loan losses as a percent of loans outstanding at year-end	4.33	2.80	1.72	1.83	2.07
Net loans charged off as a percent of average loans	2.82	2.01	0.55	0.29	0.13

Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. The increase in net charge-offs for 2009 as compared with 2008 was primarily the result of higher charge-offs on commercial and industrial loans related to continued stress on the economic conditions in the markets Citizens’ serves. In 2008, commercial real estate charge-offs were recorded primarily in the land development, construction, and income producing categories portfolios. While the land development and construction losses for 2009 remained higher than historical trends, the losses on these portfolios decreased from 2008. Citizens also began to experience higher losses in the income producing and owner-occupied portfolios during 2009, which represents a shift in the risk profile in Citizens’ commercial real estate portfolio that was consistent with the experience of other financial institutions.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens did not substantively change its overall approach in the calculation of the allowance for loan losses in 2009 from 2008 and the allocation methods used at December 31, 2009 and December 31, 2008 were consistent. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements.
The table below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total portfolio loans represented by each loan type.
Allocation of the Allowance for Loan Losses (1)

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
December 31,		Total		Total		Total		Total		Total
(in millions)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Specific allocated allowance:
Commercial (2)	$45.9		$39.9		$17.8		$7.6		$5.1
Residential mortgage	6.9		—		—		—		—

Risk allocated allowances:
Commercial (2)	158.5	60.8%	112.0	61.2%	85.4	59.5%	94.8	55.5%	55.2	55.1%
Residential mortgage	51.2	13.1	25.4	13.9	14.2	15.2	15.1	16.7	6.3	9.6
Direct Consumer	34.0	15.9	29.2	15.9	16.3	16.6	16.7	18.7	12.4	20.3
Indirect Consumer	39.5	10.2	35.9	9.0	23.6	8.7	25.5	9.1	27.5	15.0

Total risk allocated allowance	283.2		202.5		139.5		152.1		101.4

Total allocated	336.0	100.0%	242.4	100.0%	157.3	100.0%	159.7	100.0%	106.5	100.0%

General valuation allowances	6.4		12.9		6.1		9.4		9.9

Total	$342.4		$255.3		$163.4		$169.1		$116.4

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	The commercial category includes both commercial and commercial real estate loans.
Specific Allocated Allowance. The specific allocated allowance is determined based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on restructured residential mortgage loans. The increase over December 31, 2008 was primarily the result of the continued general economic conditions in the Midwest, and Citizens’ proactive credit culture to identify and reserve for commercial credits with material collateral shortfalls. During 2009, Citizens restructured $30.9 million of residential mortgage loans and the specific allocated allowance for these loans represents the potential shortfall in interest and principal as a result of the new loan terms. Appraisals are refreshed at least annually on commercial real estate loans and quarterly on residential mortgage loans, or more frequently if changes in the borrower’s financial condition or market conditions warrant.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances determined based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; and the composition and concentrations of credit as well as other factors based upon the best judgment of management. The increase over December 31, 2008 was primarily the result of an increase in the recent loss migration rates and extended duration of commercial real estate, residential mortgage and consumer loans.
General Valuation Allowances. The general valuation allowances are based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and recognizing the inherent imprecision of any loan loss allocation models, management believes that the general valuation reserve allowances at December 31, 2009 appropriately reflect probable inherent but undetected losses in the portfolio. The decrease in the general valuation allowance from December 31, 2008 reflects a shift from perceived risks in the manufacturing sector associated with the automotive industry from one year ago to uncertainty in the severity of losses related to residential mortgage loans due to the continued economic conditions in the markets Citizens serves.
GOODWILL
Goodwill at December 31, 2009 was $330.7 million, a decrease of $266.5 million or 44.6% from December 31, 2008. The decline was due to a non-cash and non-tax deductible $266.5 million goodwill impairment charge recorded in the second quarter of 2009 related to the Regional Banking line of business described in Note 6 to the Consolidated Financial Statements. Citizens will continue to perform evaluations on an interim basis if events or circumstances indicate that impairment may exist. There can be no assurance that such tests will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets.
DEPOSITS
The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.

Average Deposits	2009		2008		2007
	Average	Average	Average	Average	Average	Average
(in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$1,226,079	—%	$1,122,974	—%	$1,139,695	—%
Interest-bearing demand deposits	979,590	0.43	771,735	0.66	831,983	0.69
Savings deposits	2,610,246	0.78	2,551,570	1.73	2,188,296	2.92
Time deposits	4,097,896	3.30	4,268,931	4.02	4,008,919	4.68

Total deposits	$8,913,811	1.79%	$8,715,210	2.53%	$8,168,893	3.15%

The increase in noninterest-bearing demand and interest-bearing demand balances over 2008 was primarily the result of customers holding higher balances in transaction accounts due to changes in FDIC coverage thresholds and a shift in funding mix from customer time deposits. Average time deposits declined primarily due to the aforementioned shift in funding mix. Savings deposits increased primarily as a result of growth in the new commercial on-balance sheet sweep product. The decrease in the average cost of the deposit portfolio resulted from the lower interest rate environment, partially offset by competitive deposit pricing pressures and a shift in deposit mix from lower cost noninterest-bearing demand and interest-bearing demand deposits to higher cost savings and time deposits.
As of December 31, 2009, certificates of deposit of $100,000 or more accounted for approximately 20.6% of total deposits. The maturities of these deposits are summarized below.

Maturity of Time Certificates of Deposit of $100,000 or more at December 31, 2009

(in thousands)

Three months or less	$293,700
After three but within six months	188,828
After six but within twelve months	225,518
After twelve months	1,130,142

Total	$1,838,188

Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Time deposits greater than $100,000 decreased by $595.5 million at December 31, 2009 over the prior year-end primarily as a result of a planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
BORROWED FUNDS
Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. Short-term borrowings totaled $51.1 million at December 31, 2009 compared with $74.4 million at December 31, 2008. The decrease from December 31, 2008 was primarily the result of a decrease in short-term repurchase agreements. See Note 8 to the Consolidated Financial Statements for additional information on short-term borrowings.
Long-term debt is comprised of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $1.5 billion at December 31, 2009, compared with $2.2 billion at December 31, 2008. FHLB debt decreased $347.8 million or 20.9% to $1.3 billion at December 31, 2009, primarily due to a run-off of FHLB debt. As of December 31, 2009, other borrowed funds decreased $332.3 million or 63.0% compared with December 31, 2008. This decrease was due primarily to Citizens’ Exchange Offers for long-term debt with a carrying value of $204.0 million and to a $128.6 million reduction in long-term securities repurchase agreements. The extinguished long-term debt was comprised of $107.8 million principal amount of its 5.75% Subordinated Notes ($104.2 million, net of early amortization of prior debt issuance costs) and $101.3 million aggregate liquidation amount of the 7.50% trust preferred securities of Citizens Funding Trust I ($99.8 million, net of early amortization of prior debt issuance costs). See Note 9 to the Consolidated Financial Statements for additional information.
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

	Regulatory Minimum
	Adequately	Well-		December 31,
	Capitalized	Capitalized	2009	2008	2007

Risk based:
Tier 1 capital	4.00%	6.00%	12.52%	12.21%	9.18%
Total capital	8.00	10.00	13.93	14.49	11.66

Tier 1 Leverage	4.00	5.00	9.21	9.66	7.53

Shareholders’ equity at December 31, 2009 decreased $270.3 million or 16.9% from December 31, 2008 to $1.3 billion. The decrease was primarily the result of the net losses incurred during 2009, partially offset by $197.6 million of common equity generated in the Exchange Offers in the third quarter of 2009. Book value per common share at December 31, 2009 and 2008 was $2.69 and $10.60, respectively. The decrease in book value per common share from December 31, 2008 was due to the increase in the number of outstanding shares of Citizens common stock as a result of the Exchange Offers and, to a lesser extent, the net loss incurred for the year. See Note 14 to the Consolidated Financial Statements for additional information on the Exchange Offers.
During 2009, the Holding Company did not purchase any shares of common stock pursuant to the Corporation’s share repurchase program and is not likely to do so for the foreseeable future. Information regarding the Corporation’s share repurchase program is set forth later in this report under Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2009. Refer to Notes 5, 7, 8, and 9 to the Consolidated Financial Statements for further discussion of these contractual obligations.
Contractual Obligations

	Minimum Payments Due by Period
December 31, 2009		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits without stated maturities(1)(2)	$5,018,203	$5,018,203	$—	$—	$—
Deposits with stated maturities(1)(2)	3,890,363	1,941,417	1,254,705	688,920	5,321
Fed funds purchased and securities sold under agreements to repurchase(1)	43,780	43,780	—	—	—
Other short-term borrowings(1)	7,283	7,283	—	—	—
FHLB borrowings(1)(2)	1,305,627	475,210	487,822	500	342,095
Other borrowed debt(1)(2)	104,154	—	—	—	104,154
Subordinated debt(1)(2)	91,717	—	—	17,266	74,451
Purchase obligations	143,277	46,355	81,944	12,565	2,413
Operating leases and non-cancelable contracts	26,914	5,868	8,882	5,291	6,873

Total	$10,631,318	$7,538,116	$1,833,353	$724,542	$535,307

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

(2)	This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.
At December 31, 2009, the Corporation’s liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $2.3 million. This liability represents an estimate of income taxes and other state tax matters which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
Citizens has obligations not included in the above table under its retirement plans as described in Note 11 to the Consolidated Financial Statements. At December 31, 2009, the under funded status of the Cash Balance Pension Plan for Employees, the Retirement Health Plan and the Supplemental Pension Plans is recognized in the Corporation’s consolidated balance sheet as an accrued liability. Under current ERISA funding rules there is no required contribution to the defined benefit pension plan during calendar year 2010.

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
The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2009 and the notional amounts outstanding at December 31, 2008.
Off Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
	December 31,	Less than			More than	December 31,
(in thousands)	2009	1 year	1-3 years	4-5 years	5 years	2008
Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$1,371,626	$874,080	$173,450	$126,918	$197,178	$2,048,258
Standby letters of credit	236,006	111,524	79,698	9,940	34,844	247,367
Commercial letters of credit	23	23	—	—	—	—
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	845,000	135,000	710,000	—	—	1,005,000
Customer initiated swaps and corresponding offsets	1,040,336	115,292	418,195	307,913	198,936	1,120,348

Total	$3,492,991	$1,235,919	$1,381,343	$444,771	$430,958	$4,420,973

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to extend credit at December 31, 2009 decreased from December 31, 2008 primarily as a result of the current economic climate and reduced customer demand.
Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. Standby letters of credit at December 31, 2009 decreased from December 31, 2008 primarily as a result of the current economic climate and reduced customer demand.
Commercial letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. These guarantees are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.
The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved with direct lending. Therefore, these agreements are subject to loan review and approval procedures and credit policies. Based upon management’s credit evaluation of the counter-party, collateral may be required as security for the agreement, including real estate, accounts receivable, inventories, and investment securities. The maximum credit risk associated with these instruments is equal to their contractual amounts, assuming that the counter-party defaults and the collateral proves to be worthless. The total contractual amounts of commitments to extend credit and letters of credit do not necessarily represent future cash requirements, since many of these agreements may expire without being drawn upon. Citizens’ commitments to extend credit and letters of credit are described in further detail in Note 16 to the Consolidated Financial Statements.
Refer to Notes 1 and 16 to the Consolidated Financial Statements for further discussion of derivative instruments.

The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amounts outstanding, respectively. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs. Refer to Note 9 to the Consolidated Financial Statements for further discussion.
At December 31, 2009, the unpaid principal balance of mortgage loans serviced for others was $372.1 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $2.1 million at December 31, 2009.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2009, in its fiduciary or agency capacity, were $2.1 billion.
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Standard and Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.

Credit Ratings

		Moody’s		Dominion
	Standard &	Investor	Fitch	Bond Rating
	Poor’s	Service	Ratings	Service
Citizens Republic Bancorp (Holding Company)
Long-Term Debt	B-	B2	B-	B (high)
Short-Term Debt	C	Not Prime	B	R-4
Trust Preferred	C	Caa2	C	B

Citizens Bank
Certificate of Deposit	—	Ba3	B	BB

F&M Bank-Iowa
Certificate of Deposit	—	—	B	BB
The primary sources of liquidity for the Holding Company are dividends from and returns on investments in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout 2009, the Holding Company chose not to receive dividends from subsidiaries and paid no dividends to its common shareholders. In April 2008, the Holding Company’s board voted to suspend the common stock quarterly cash dividend as a means of bolstering the Holding Company’s capital position and strengthening its balance sheet. As of January 1, 2010 the subsidiary banks had the capacity to pay dividends of $4.3 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
As of December 31, 2009, the Holding Company’s cash resources totaled $110.7 million. During 2009, the Holding Company contributed an aggregate amount of $74.0 million to Citizens Bank to bolster capital levels. The Holding Company’s interest and preferred dividend payment obligations are approximately $21 million annually, down from approximately $35 million annually at December 31, 2008 due to the completion of the Exchange Offers. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.
In January 2010, Citizens suspended the dividend payments on its trust preferred securities and on the TARP Preferred Stock issued to the Treasury. This action will preserve $4.9 million in cash on a quarterly basis and reduces the need for Citizens to raise additional capital.
In January 2010, Citizens agreed to sell its F&M subsidiary to Great Western Bank. This transaction is expected to close in the second quarter of 2010 and will increase the Holding Company’s cash resources by approximately $50 million, improving its liquidity and strengthening its capital position.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and the Federal Home Loan Bank of Des Moines.
Citizens maintains a very strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 75% deposits, 13% long-term debt, 11% equity, and 1% short-term liabilities. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity.
The Corporation’s long-term debt to equity ratio was 114.0% as of December 31, 2009 compared with 137.0% at December 31, 2008. Changes in deposit obligations and short-term and long-term debt during 2009 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $886.8 million or 7.4% of total assets as of December 31, 2009 compared with $215.6 million or 1.6% of total assets at December 31, 2008. This reflects a more asset-sensitive position than at December 31, 2008 primarily due to the renewal and extension of a large amount of retail time deposits during 2009. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with December 31, 2009 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of December 31, 2009 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.5% and 1.0%, respectively, from what it would be if rates were to remain at December 31, 2009 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at December 31, 2009 as the results would not have been meaningful given the current levels of short term market interest rates. These measurements represent less exposure to rising interest rates than at December 31, 2008, resulting from a reduction in fixed-rate assets and the aforementioned extension of retail time deposit maturities. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Further discussion of derivative instruments is included in Note 17 to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Citizens Republic Bancorp and Subsidiaries

	December 31,
(in thousands, except share amounts)	2009	2008

Assets
Cash and due from banks	$163,137	$171,695
Money market investments	706,163	214,925
Investment Securities:
Securities available for sale, at fair value	2,225,065	2,248,772
Securities held to maturity, at amortized cost (fair value of $139,665 and $137,846, respectively)	137,094	138,575

Total investment securities	2,362,159	2,387,347
FHLB and Federal Reserve stock	156,278	148,764
Portfolio loans:
Commercial and industrial	1,976,105	2,602,334
Commercial real estate	2,826,741	2,964,721

Total commercial	4,802,846	5,567,055
Residential mortgage	1,036,443	1,262,841
Direct consumer	1,261,389	1,452,166
Indirect consumer	805,181	820,536

Total portfolio loans	7,905,859	9,102,598
Less: Allowance for loan losses	(342,370)	(255,321)

Net portfolio loans	7,563,489	8,847,277
Loans held for sale	80,459	91,362
Premises and equipment	117,095	124,217
Goodwill	330,744	597,218
Other intangible assets	14,378	21,414
Bank owned life insurance	220,190	218,333
Other assets	217,539	263,464

Total assets	$11,931,631	$13,086,016

Liabilities
Noninterest-bearing deposits	$1,330,707	$1,143,294
Interest-bearing demand deposits	1,114,863	780,176
Savings deposits	2,561,819	2,504,320
Time deposits	3,901,951	4,624,616

Total deposits	8,909,340	9,052,406
Federal funds purchased and securities sold under agreements to repurchase	43,780	64,072
Other short-term borrowings	7,283	10,377
Other liabilities	126,705	164,274
Long-term debt	1,513,487	2,193,566

Total liabilities	10,600,595	11,484,695

Shareholders’ Equity
Preferred stock — no par value:
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 12/31/09 and 12/31/08, redemption value of $300 million	271,990	266,088
Common stock — no par value
Authorized - 1,050,000,000 shares at 12/31/09, 150,000,000 shares at 12/31/08;
Issued and outstanding - 394,397,406 at 12/31/09; 125,996,938 at 12/31/08	1,429,771	1,214,469
Retained (deficit) earnings	(363,632)	170,358
Accumulated other comprehensive loss	(7,093)	(49,594)

Total shareholders’ equity	1,331,036	1,601,321

Total liabilities and shareholders’ equity	$11,931,631	$13,086,016

See notes to consolidated financial statements.

Consolidated Statements of Operations
Citizens Republic Bancorp and Subsidiaries

(in thousands, except per share amounts)	2009	2008	2007

Interest Income
Interest and fees on loans	$456,347	$586,073	$684,047
Interest and dividends on investment securities:
Taxable	80,437	78,089	88,078
Tax-exempt	26,340	29,096	29,268
Dividends on FHLB and Federal Reserve stock	4,255	7,269	6,414
Money market investments	1,300	384	104

Total interest income	568,679	700,911	807,911

Interest Expense
Deposits	159,798	220,883	257,194
Short-term borrowings	227	8,191	34,700
Long-term debt	91,286	122,905	133,838

Total interest expense	251,311	351,979	425,732

Net Interest Income	317,368	348,932	382,179
Provision for loan losses	325,955	282,054	45,177

Net interest (loss) income after provision for loan losses	(8,587)	66,878	337,002

Noninterest Income
Service charges on deposit accounts	43,927	47,470	48,051
Trust fees	15,082	17,967	20,106
Mortgage and other loan income	12,609	11,443	16,021
Brokerage and investment fees	5,445	7,109	7,901
ATM network user fees	6,607	6,319	6,283
Bankcard fees	7,972	7,440	6,124
Losses on loans held for sale	(20,086)	(9,373)	(508)
Net loss on debt extinguishment	(15,929)	—	—
Other income	11,794	13,367	18,590

Total noninterest income	67,421	101,742	122,568

Noninterest Expense
Salaries and employee benefits	139,193	158,193	175,895
Occupancy	27,820	28,592	30,971
Professional services	11,996	15,184	18,031
Equipment	11,989	12,966	14,650
Data processing services	18,017	16,470	16,234
Advertising and public relations	7,146	5,897	7,282
Postage and delivery	5,844	7,342	7,800
Other loan expenses	24,913	13,381	5,518
Other real estate (ORE) expenses and losses	27,852	11,008	325
Intangible asset amortization	7,036	9,132	11,534
Goodwill impairment	266,474	178,089	—
Restructuring and merger related expenses	—	—	8,247
Other expense	54,741	34,448	30,936

Total noninterest expense	603,021	490,702	327,423

(Loss) Income Before Income Taxes	(544,187)	(322,082)	132,147
Income tax (benefit) provision	(29,974)	70,970	31,305

Net (Loss) Income	(514,213)	(393,052)	100,842
Deemed dividend on convertible preferred stock	—	(11,737)	—
Dividend on redeemable preferred stock	(19,777)	(227)	—

Net (Loss) Income Attributable to Common Shareholders	$(533,990)	$(405,016)	$100,842

Net (Loss) Income Per Common Share:
Basic	$(2.75)	$(4.30)	$1.33
Diluted	(2.75)	(4.30)	1.33

Average Common Shares Outstanding:
Basic	193,832,747	94,155,551	75,339,430
Diluted	193,853,037	94,169,844	75,522,807
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp and Subsidiaries

					Accumulated
	Preferred				Other
	Stock	Common Stock		Retained	Comprehensive
(in thousands, except per share amounts)	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance at January 1, 2007		75,676	$980,772	$584,289	$(7,375)	$1,557,686
Comprehensive income, net of tax:
Net income				100,842		100,842
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax effect of $5,380					9,991
Less: Reclassification adjustment for net losses included in net income, net of tax effect of $9					16
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of ($451)					(838)
Net change in unrecognized pension and post retirement costs, net of tax effect of $1,781					3,307

Other comprehensive income total						12,476

Total comprehensive income						113,318
Proceeds from stock options exercised and restricted stock activity		709	4,833			4,833
Recognition of stock-based compensation			3,355			3,355
Cash dividends declared on common shares — $1.160 per share				(87,798)		(87,798)
Shares acquired for retirement and purchased for taxes		(663)	(13,514)			(13,514)

Balance at December 31, 2007	$—	75,722	$975,446	$597,333	$5,101	$1,577,880

Comprehensive loss, net of tax:
Net income				(393,052)		(393,052)
Other comprehensive (loss) income:
Net unrealized loss on securities available-for-sale					(46,725)
Net change in unrealized gain on qualifying cash flow hedges					19,578
Net change in unrecognized pension and post retirement costs					(27,548)

Other comprehensive income total						(54,695)

Total comprehensive loss						(447,747)
Issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161					114,161
Deemed dividend on preferred stock	11,737			(11,737)		—
Conversion of preferred stock to common stock	(125,898)	30,096	125,898			—
Issuance of common stock, net of costs of $4,774		19,904	74,844			74,844
Issuance of redeemable preferred stock and warrant (300,000 shares)	265,861		34,139			300,000
Dividend on redeemable preferred stock	227			(227)		—
Proceeds from stock options exercised and restricted stock activity		307	66			66
Recognition of stock-based compensation			4,520			4,520
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares purchased for taxes		(32)	(444)			(444)

Balance — December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321

Comprehensive income, net of tax:
Net loss				(514,213)		(514,213)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of ($24,572)					45,626
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect $3,478					(6,459)
Net change in unrecognized pension and post retirement costs,					3,334

net of tex effect of ($1,795)
Other comprehensive income total						42,501

Total comprehensive loss						(471,712)
Exchange of subordinated debt and trust preferred stock for common stock, net of costs of $6,368		268,216	213,569			213,569
Cash dividend on preferred stock				(13,875)		(13,875)
Accretion of preferred stock discount	5,902			(5,902)		—
Proceeds from restricted stock activity		235				—
Recognition of stock-based compensation			1,803			1,803
Shares purchased for taxes		(51)	(70)			(70)

Balance — December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp and Subsidiaries

	Year Ended December 31,
(in thousands)	2009	2008	2007

Operating Activities:
Net (loss) income	$(514,213)	$(393,052)	$100,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	325,955	282,054	45,177
Goodwill impairment	266,474	178,089	—
Net increase in deferred tax asset valuation allowance	79,788	136,568	—
Net (decrease) increase in current and deferred income taxes	(95,138)	(55,697)	21,782
Depreciation and software amortization	12,472	11,646	13,108
Amortization of intangibles	7,036	9,132	11,534
Amortization and fair value adjustments of purchase accounting mark to market, net	(10,270)	(15,588)	(24,847)
Fair value adjustment on loans held for sale and other real estate	26,307	15,341	—
Discount accretion and amortization of issuance costs on long term debt	1,062	1,176	978
Net amortization (accretion) on investment securities	803	(4,509)	(4,517)
Net loss on debt extinguishment	15,929	—	—
Loans originated for sale	(300,677)	(280,475)	(504,672)
Proceeds from loans held for sale	311,185	328,500	590,283
Net gains from loan sales	(7,280)	(6,473)	(9,036)
Net loss (gain) on other real estate	2,653	2,068	(866)
Recognition of stock-based compensation expense	1,803	4,520	3,355
Restructure and merger related	—	(3,260)	(34,435)
Other	(7,884)	(14,961)	3,537

Net cash provided by operating activities	116,005	195,079	212,223
Investing Activities:
Net (decrease) increase in money market investments	(491,238)	(214,753)	31
Securities available-for-sale:
Proceeds from sales	1,945	3	364,421
Proceeds from maturities and payments	656,564	453,033	521,453
Purchases	(572,948)	(610,964)	(174,633)
Securities held-to-maturity:
Proceeds from maturities and payments	1,508	2,505	—
Purchases	—	(12,777)	(19,387)
Sale of branches, net of cash received	—	—	(163,592)
Net decrease (increase) in loans and leases	900,129	99,357	(339,498)
Proceeds from sales of other real estate	43,347	31,476	13,385
Net increase in properties and equipment	(6,878)	(6,771)	(7,043)

Net cash provided (used) by investing activities	532,429	(258,891)	195,137
Financing Activities:
Net increase (decrease) in demand and savings deposits	579,599	297,122	(95,886)
Net (decrease) increase in time deposits	(724,070)	451,391	(97,431)
Net decrease in short-term borrowings	(23,385)	(466,613)	(396,420)
Proceeds from issuance of long-term debt	—	1,550,000	1,591,750
Principal reductions in long-term debt	(475,191)	(2,304,165)	(1,295,537)
Net proceeds from issuance of preferred convertible stock	—	114,161	—
Proceeds from issuance of preferred redeemable stock and warrant	—	300,000	—
Net proceeds from issuance of common stock	—	74,844	—
Cash dividends paid on common stock	—	(21,959)	(87,798)
Cash dividends paid on preferred stock	(13,875)	—	—
Proceeds from stock options exercised and restricted stock activity	—	66	4,833
Shares acquired for retirement and purchased for taxes	(70)	(444)	(13,514)

Net cash used by financing activities	(656,992)	(5,597)	(390,003)

Net (decrease) increase in cash and due from banks	(8,558)	(69,409)	17,357

Cash and due from banks at beginning of period	171,695	241,104	223,747

Cash and due from banks at end of period	$163,137	$171,695	$241,104

Supplemental Cash Flow Information:

Interest paid	$261,523	$359,685	$430,064
Exchange of long-term debt for common stock	209,067	—	—
Exchange of subordinated debt and preferred stock for common stock	(219,937)	—	—
Income taxes (refund) paid, net	(14,624)	(9,902)	9,523
Loans transferred to other real estate owned	53,320	46,826	37,868
Loans transferred to held-for-sale	35,221	80,044	—
Held for sale loans transferred to other real estate	13,167	12,453	—
Deemed dividend on convertible preferred stock	—	11,737	—
Dividend on redeemable preferred stock	5,902	227	—
See notes to consolidated financial statements.

Citizens Republic Bancorp, Inc.
Notes To Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens was incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiaries Citizens Bank and F&M Bank-Iowa (“F&M”). These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A., and through the affiliate trust department of F&M. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
Note 1. Summary of Significant Accounting Policies
The accounting and reporting policies for Citizens conform to U.S. generally accepted accounting principles (“GAAP”). The following describes Citizens’ policies:
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
In the third quarter of 2009, Citizens adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 “FASB Accounting Standards CodificationTM”. ASC Topic 105 establishes the ASC as the single source of authoritative GAAP recognized by the FASB, superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature for all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption did not have an impact on Citizens’ financial condition, results of operations or liquidity.
The Corporation also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity to determine if it is a Variable Interest Entity (“VIE”). A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. VIE treatment is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Generally, U.S. government and Federal agency securities are pledged as collateral under these financing arrangements and cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or requested to be returned to Citizens as deemed appropriate.
Investment Securities
At the time of purchase, securities are classified as held to maturity or available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using the effective yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. An investment is considered impaired if its fair value is less than its amortized cost. Impairment is considered temporary if there is no intent or requirement to sell the impaired security. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in investment securities gains (losses), net, in the consolidated statements of income.
In April 2009, Citizens adopted new guidance for determining whether an impairment is other than temporary to debt securities, which replaced existing requirements that Citizens’ management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The new guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Citizens adopted this guidance in the second quarter of 2009, and it did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
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
Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off at foreclosure to the extent principal exceeds the current appraised value less estimated costs to sell. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.
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
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined based on probable losses on specific commercial loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on quantitative Citizens’ loan loss experience for similar loans with similar risk characteristics, with additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
Based on internal credit rating, commercial and industrial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment on a loan-by-loan basis whereby an allowance is established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.
Loans Held for Sale
Loans that the Corporation has the intent to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. The fair value of commercial real estate loans held for sale is measured based on the fair value of the underlying collateral adjusted for management’s best estimate due to current market conditions. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral adjusted for management’s best estimate due to current market conditions. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred.
On December 10, 2007, Citizens entered into a contract with PHH Mortgage Corporation (“PHH”). In March 2008, PHH began performing mortgage loan processing, servicing, secondary market functions and other mortgage-related loan origination services. Citizens sells substantially all of its mortgage originations to PHH at a contractual price, generally within 10 days after closing. Prior to the PHH alliance, Citizens sold substantially all fixed-rate single-family mortgage loans originated, including adjustable-rate loans that convert to fixed-rate loans within 60 days after closing.
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
Other Real Estate Owned
Other real estate owned is comprised of commercial and residential real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value at the time of acquisition, net of estimated costs to sell, based upon current appraised value adjusted for management’s best estimate due to current market conditions. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or fair value, as well as gains and losses on disposal of these properties are charged to noninterest expense as incurred.
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
Goodwill and Core Deposit Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment and Citizens performs its annual impairment test as of October 1 each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revision to forecasts, or a long-term negative outlook for the industry.
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
Core deposit intangible assets represent the present value of the cost savings obtained from funding associated with the purchase of core deposits through an acquisition. Core deposit intangible assets are valued using a discounted cost savings approach. All of Citizens’ core deposit intangible assets have finite lives, are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits over varying periods not exceeding 10 years, and are subject to impairment testing.
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
As of December 31, 2009, Citizens adopted new guidance that requires fair value disclosures for each major pension asset category on the basis of the net asset value per share of the investment (or its equivalent). The adoption did not have an impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 11 for additional disclosures.
Fair Value Measurements
Fair value is defined as the exit price in the principal market (or, if lacking a principal market, the most advantageous market) in which Citizens would complete a transaction. Fair value is based on management’s best estimate of the assumptions market participants would use when pricing an asset or liability and a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Citizens bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is Citizens’ policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.
Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates which require significant judgment, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. There are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and considers additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
In February 2007, the FASB issued new guidance, which was effective January 1, 2008, allowing an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. To date, Citizens has not elected to adopt the fair value option for any financial assets or financial liabilities at this time.
In 2009, Citizens adopted new guidance to expand its fair value disclosures to include nonfinancial assets and liabilities, enhance its fair value disclosures for financial assets and liabilities, and provide disclosures on financial instruments in interim financial reports. Citizens discloses in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. These changes did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 10 for additional disclosures.
Derivative Instruments
Citizens enters into derivative transactions from time to time to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Under the guidelines of ASC 815, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. ASC 815 also provides special hedge accounting provisions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under ASC 815. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
In January 2009, Citizens adopted new guidance to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Disclosures include objectives and strategies for using derivatives, quantitative disclosures about the fair value of, and gains and losses on, derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. Citizens records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Citizens has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Citizens may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The adoption had no impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 17 for additional disclosures.
Income Taxes
Amounts provided for income tax expense (benefit) are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable (receivable) under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. Currently, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.
The Corporation utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement.
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
Stock-Based Compensation
Compensation expense for stock options and restricted stock awards are recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards. Refer to Note 12 for additional disclosures.
Net Income per Common Share
Basic net income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted net income per common share shows the dilutive effect of additional common shares issuable upon the assumed exercise of stock options granted under Citizens’ stock option plans, using the treasury stock method, and restricted stock awards granted but not yet vested. In January 2009, Citizens adopted new guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method, which was applied retrospectively to all periods presented. The adoption did not have a material impact on Citizens’ financial condition, results of operations, or liquidity. Refer to Note 14 for additional disclosures.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell.
Reclassifications
Certain amounts have been reclassified to conform to the current year presentation.
Note 2. Pending Accounting Pronouncements
Accounting Standard Updates (“ASU”)
Statements of Financial Accounting Standards (“SFAS”)
FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”
This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 is expected to have a significant impact on Citizens future fair value disclosures.
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (subsequently codified by ASU 2009-17, Consolidations — Topic 810)
This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 is effective at the start of fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.
SFAS No. 166, “Accounting for Transfers of Financial Assets” (subsequently codified by ASU 2009-16, Transfers and Servicing — Topic 860)
This ASU was issued in response to the FASB’s concerns about certain transfers of financial assets that should not qualify as sales. The most significant amendment resulting from this statement consists of removing the concept of a qualifying special-purpose entity. It also changes the requirements for derecognizing financial assets, and requires additional disclosures as well as more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The adoption is not expected to have a material impact on Citizens’ financial condition, results of operations, or liquidity.

Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

			December 31, 2009			December 31, 2008
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$145,782	$149,033	$3,251	$—	$248,819	$257,445	$8,626	$—
Collateralized mortgage obligations	451,134	442,989	7,202	15,347	528,626	471,010	4,147	61,763
Mortgage-backed	1,129,146	1,164,450	36,521	1,217	960,841	973,961	13,929	809
State and municipal	439,587	450,647	11,741	681	531,625	538,761	10,990	3,854
Other	17,951	17,946	—	5	7,598	7,595	—	3

Total available for sale	$2,183,600	$2,225,065	$58,715	$17,250	$2,277,509	$2,248,772	$37,692	$66,429

Securities held to maturity:
State and municipal
Total held to maturity	$137,094	$139,665	$3,116	$545	$138,575	$137,846	$1,708	$2,437

FHLB and Fed Reserve stock	$156,278	$156,278	$—	$—	$148,764	$148,764	$—	$—

Securities with amortized cost of $1.1 billion at December 31, 2009, and $1.3 billion at December 31, 2008 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2009 or 2008.
The amortized cost, estimated fair value, and weighted average yields of debt securities by maturity at December 31, 2009 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

December 31, 2009	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
Federal agencies and state and municipal
Contractual maturity within one year	$139,841	$143,289
After one year through five years	146,717	151,649
After five years through ten years	194,403	199,441
After ten years	104,408	105,301

Subtotal	585,369	599,680
Collateralized mortgage obligations and mortgage-backed	1,580,280	1,607,439
Other	17,951	17,946

Total available for sale	$2,183,600	$2,225,065

Securities held to maturity:
State and municipal
After one year through five years	$3,905	$4,106
After five years through ten years	55,973	57,611
After ten years	77,216	77,948

Total held to maturity	$137,094	$139,665

A total of 239 securities had unrealized losses at December 31, 2009 compared with 486 securities at December 31, 2008. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

December 31, 2009	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
| | | | | |
Securities available for sale:
Collateralized mortgage obligations	$51,985	$452	$146,052	$14,895	$198,037	$15,347
Mortgage-backed	110,191	1,211	264	6	110,455	1,217
State and municipal	29,398	402	9,471	279	38,869	681
Other	324	5	—	—	324	5

Total available for sale	$191,898	$2,070	$155,787	$15,180	$347,685	$17,250

Securities held to maturity:
State and municipal
Total held to maturity	$20,271	$319	$2,290	$226	$22,561	$545

Total	$212,169	$2,389	$158,077	$15,406	$370,246	$17,795

December 31, 2008	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
| | | | | |
Securities available for sale:
Collateralized mortgage obligations	$231,892	$61,436	$3,085	$327	$234,977	$61,763
Mortgage-backed	74,081	796	421	13	74,502	809
State and municipal	112,353	3,688	3,220	166	115,573	3,854
Other	7	3	—	—	7	3

Total available for sale	$418,333	$65,923	$6,726	$506	$425,059	$66,429

Securities held to maturity:
State and municipal
Total held to maturity	$51,896	$1,967	$6,481	$470	$58,377	$2,437

Total	$470,229	$67,890	$13,207	$976	$483,436	$68,866

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of December 31, 2009, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2009, the whole loan CMOs had a market value of $188.7 million with gross unrealized losses of $15.0 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2009 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at December 31, 2009.
For the year ending December 31, 2009, Citizens sold available for sale securities with proceeds of $1.9 million and recorded a loss of less than $0.1 million. Citizens completed security sales of $0.3 million and recorded a loss of less than $0.1 million in 2008.
Note 4. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens primarily extends credit within the Midwestern states of Michigan, Wisconsin, Ohio, Iowa, and Indiana. In Michigan, the primary market is concentrated in the Lower Peninsula with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. In Iowa, the primary market is the central region of the state. In Indiana, the primary market is Indianapolis. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
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
A summary of nonperforming assets follows:

	December 31,
(in thousands)	2009	2008

Nonperforming portfolio loans:
Nonaccrual	$469,753	$304,293
Loans 90 days or more past due and still accruing	3,039	1,486
Restructured loans and still accruing	2,629	256

Total nonperforming portfolio loans	475,421	306,035
Nonperforming loans held for sale	65,247	75,142
Other repossessed assets acquired	54,394	58,037

Total nonperforming assets	$595,062	$439,214

There are no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2009.
The effect of nonperforming portfolio loans on interest income follows:

(in thousands)	2009	2008	2007

Interest income:
At contract rates	$29,963	$25,131	$13,557
As actually recognized	6,801	7,987	6,307

Interest foregone	$23,162	$17,144	$7,250

A summary of impaired loans and their effect on interest income follows:

			Valuation Reserve
(in thousands)	2009	2008	2009	2008

Balances at December 31
Impaired loans with valuation reserve	$162,962	$101,671	$52,840	$39,885
Impaired loans with no valuation reserve	141,408	87,330	—	—

Total impaired loans	$304,370	$189,001	$52,840	$39,885

Impaired loans on nonaccrual basis	$304,370	$189,001	$52,840	$39,885
Impaired loans on accrual basis	—	—	—	—

Total impaired loans	$304,370	$189,001	$52,840	$39,885

Average balance for the year	$318,709	$113,553
Interest income recognized for the year	403	—
Cash collected applied to outstanding principal	11,560	11,163

The Consolidated Financial Statements do not include loans serviced for others, which totaled $372.1 million, and $450.2 million at December 31, 2009 and 2008, respectively.
A summary of changes in the allowance for loan losses follows:

(in thousands)	2009	2008	2007

Allowance for loan losses at January 1	$255,321	$163,353	$169,104
Provision for loan losses	325,955	282,054	45,177
Charge-offs	(252,807)	(197,932)	(59,591)
Recoveries	13,901	7,846	8,663

Net charge-offs	(238,906)	(190,086)	(50,928)

Allowance for loan losses at December 31	$342,370	$255,321	$163,353

Allowance for losses on lending-related commitments — December 31	$3,166	$3,941	$5,571

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Held for sale loans at December 31, 2009 totaled $80.5 million, a decrease of $10.9 million or 11.9% from December 31, 2008. The decrease reflects a decline in commercial loans held for sale due to customer paydowns, workout activities, writedowns to reflect market-value declines for the underlying collateral and transfers to ORE. The decrease was partially offset by the transfer of $35.2 million in nonperforming land hold, land development, and commercial construction loans from the loan portfolio at fair value.

Note 5. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2009	2008

Land	$28,320	$29,621
Buildings	163,637	164,177
Leasehold improvements	13,718	13,234
Furniture and equipment	132,739	131,961

	338,414	338,993
Accumulated depreciation and amortization	(221,319)	(214,776)

Total	$117,095	$124,217

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $6.3 million in 2009, $6.8 million in 2008, and $7.7 million in 2007. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2009:

Rental
(in thousands)	Commitments

2010	$5,868
2011	4,783
2012	4,099
2013	3,318
2014	1,973
Thereafter	6,873

Total	$26,914

Note 6. Goodwill and Core Deposit Intangible Assets
As a result of ongoing volatility in the financial industry, the challenging economic conditions in Michigan and the Upper Midwest, and continued deterioration in the credit quality of Citizens loan portfolios, Citizens determined that it was more likely than not that the fair value of a reporting unit may have been reduced below its carrying amount. Therefore, Citizens performed an interim goodwill impairment test during the second quarter of 2009. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking line of business; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the goodwill allocated to Regional Banking was impaired. During the second quarter of 2009, Citizens recorded a non-cash goodwill impairment charge against the goodwill allocated to the Regional Banking line of business of $266.5 million. The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios, and did not adversely affect Citizens’ overall liquidity position. Previously, Citizens recorded a goodwill impairment charge during the second quarter of 2008, when it determined that the fair value of the Specialty Commercial reporting unit was below its carrying value. At that time, Citizens recorded a non-cash, not tax-deductive goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit.
The interim goodwill analysis performed did not change the timing of Citizens’ annual goodwill impairment test, which was performed during the fourth quarter of 2009.

As of October 1, 2009, the annual impairment test was performed using management’s most recent long-term financial projections and current risk-adjusted discount rates. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking reporting unit; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the remaining goodwill allocated to Regional Banking was not impaired due to the implied fair value of goodwill exceeding the carrying amount of goodwill. Citizens performed an evaluation to determine if events or circumstances indicated additional goodwill impairment at December 31, 2009. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated.
A summary of goodwill allocated to the lines of business as of December 31, 2009 and December 31, 2008 follows:

	Regional	Specialty	Wealth	Total
(in thousands)	Banking	Commercial	Management	Goodwill

Balance at December 31, 2007	$595,418	$178,089	$1,801	$775,308
Impairment Loss	—	(178,089)	—	(178,089)
Tax Benefits on Share Based Payments	(1)	—	—	(1)

Balance at December 31, 2008	$595,417	$—	$1,801	$597,218
Impairment Loss	(266,474)	—	—	(266,474)

Balance at December 31, 2009	$328,943	$—	$1,801	$330,744

A summary of core deposit intangibles at December 31, 2009 and 2008 follows:

	December 31,
(in thousands)	2009	2008

Core deposit intangibles	$62,835	$62,835
Accumulated amortization	(48,457)	(41,421)

Total other intangibles	$14,378	$21,414

The following presents the estimated future amortization expense of core deposit intangible assets.

Intangible
Amortization
(in thousands)	Expense

2010	$3,923
2011	3,027
2012	2,120
2013	1,727
2014	1,421
Thereafter	2,160

Total	$14,378

All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits over varying periods not exceeding 10 years. The weighted-average amortization period for core deposit intangible assets is 2.6 years.

Note 7. Deposits
Overdrafts on demand accounts are classified as loans, rather than deposits, on the face of the balance sheet and totaled $10.2 million and $23.7 million at December 31, 2009 and 2008, respectively. Time deposits over $100,000 totaled $1.8 billion at December 31, 2009, compared with $2.4 billion at December 31, 2008. The scheduled maturities for time deposits over $100,000 at December 31, 2009 were as follows:

Deposit
(in millions)	Maturities

2010	$708.0
2011	371.0
2012	316.6
2013	246.8
2014	194.8
Thereafter	1.0

Total	$1,838.2

Note 8. Short-Term Borrowings
Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings (which consist primarily of Treasury, Tax and Loan borrowings). Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less.
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2009	2008	2007

At December 31:
Balance	$43,780	$64,072	$486,934
Weighted average interest rate paid	0.33%	0.47%	3.89%
During the year:
Maximum outstanding at any month-end	$60,873	$662,726	$1,274,000
Daily average	52,030	303,931	652,825
Weighted average interest rate paid	0.37%	2.60%	4.98%
Weighted average interest rate paid, including effects of swaps	0.37%	2.60%	4.77%

Note 9. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2009	2008

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,773	$120,136
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,010	146,927
Subsidiaries:
Federal Home Loan Bank advances	1,318,700	1,666,483
Other borrowed funds	104,230	234,246

Total long-term debt	$1,513,487	$2,193,566

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
On June 26, 2003, Citizens issued $25.8 million of floating rate, 30 year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (the “Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September, 2003. Interest is adjusted on a quarterly basis not to exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. The issuance costs were amortized to the call date over five years as a component of interest expense, as Citizens believed this was the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.
On October 3, 2006, Citizens Funding Trust I (the “2006 Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the 2006 Trust. The 2006 debentures rank junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the 2006 Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities are callable on or after September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are amortized through the long-term debt total on the balance sheet. The issuance costs are amortized to the call date over five years as a component of interest expense. The proceeds were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic and for general corporate purposes.
On September 30, 2009, Citizens exchanged shares of common stock for long-term debt with a carrying value of $204.0 million. The extinguished long-term debt was comprised of $107.8 million principal amount of its 5.75% subordinated notes ($104.2 million, net of early amortization of prior debt issuance costs) and $101.3 million aggregate liquidation amount of the 7.50% trust preferred securities of the 2006 Trust ($99.8 million, net of early amortization of prior debt issuance costs). Refer to Note 14 for additional information.

On January 28, 2010 Citizens announced that it was suspending the dividend payments on its trust preferred securities and on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”), issued to the Treasury.
As of December 31, 2009, advances from the FHLB are at fixed rates ranging from 4.28% to 7.10% and mature from 2010 through 2021. FHLB advances totaling $240.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $1.1 billion are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2009 with $3.5 billion of residential and commercial loans secured by real estate and securities held for pledging.
As of December 31, 2009, $103.4 million of long-term repurchase agreements with interest rates up to 4.69%, maturing between August 2015 and May 2016 were outstanding. Long-term repurchase agreements are classified under Other borrowed funds.
The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

Par Value of Long Term Debt
(in thousands)	Parent	Subsidiaries	Consolidated

2010	$—	$475,230	$475,230
2011	—	300,022	300,022
2012	—	187,847	187,847
2013	17,266	527	17,793
2014	—	30	30
Thereafter	74,451	446,126	520,577

Total	$91,717	$1,409,782	$1,501,499

Note 10. Fair Values of Assets and Liabilities
Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
The fair value estimates are based on existing on- and off-balance sheet financial instruments and do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, net deferred tax assets (and the related valuation reserves), and premises and equipment. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can have a significant effect on estimated fair values and have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of the value of the Corporation.
Citizens groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.
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
The estimated fair values of Citizens’ financial instruments follow.

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$163,137	$163,137	$171,695	$171,695
Money market investments	706,163	706,163	214,925	214,925
Securities available for sale	2,225,065	2,225,065	2,248,772	2,248,772
Securities held to maturity	137,094	139,665	138,575	137,846
FHLB and Federal Reserve stock	156,278	156,278	148,764	148,764
Net portfolio loans	7,563,489	6,545,517	8,847,277	7,606,291
Deferred compensation assets	11,138	11,138	10,652	10,652
Loans held for sale	80,459	80,459	91,362	91,362
Accrued interest receivable	43,270	43,270	55,663	55,663
Financial liabilities:
Deposits	8,909,340	8,945,262	9,052,406	9,103,392
Short-term borrowings	51,063	51,063	74,449	74,449
Long-term debt	1,513,487	1,566,212	2,193,566	2,248,060
Accrued interest payable	10,292	10,292	20,268	20,268
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(913)	(5,185)	(521)	(6,080)
Derivative instruments	17,959	17,959	34,097	34,097

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.
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
Recurring Level 3 securities include auction rate securities issued by student-loan authorities and a taxable municipal Qualified Zone Academy Bond (“QZAB”). Due to the nature of the auction rate securities and the current illiquid market, Citizens used unobservable inputs (Level 3) in the valuation process. In conducting the fair value analysis Citizens relies on a model to estimate the transaction price between market participants for each group of securities as of the valuation date. Due to the current illiquid market for QZAB bonds, Citizens relies on models containing significant unobservable market-based inputs to determine the fair-value of these bonds.
Securities Held to Maturity. The fair value of securities classified as held to maturity are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using model based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates.
Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market.
Deposits. The estimated fair value of demand deposits (e.g., noninterest and interest bearing demand, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of Citizens’ long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments.
Short-Term Borrowings. The carrying amounts of federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings approximate their fair values because they frequently reprice to a market rate.
Long-Term Debt. The fair value is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.
Derivative Instruments. Substantially all derivative instruments held or issued by Citizens are traded in over-the-counter markets where quoted market prices are not readily available. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. For those derivatives, Citizens measures fair value with models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk (credit valuation adjustments). Citizens assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.
Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments which hedge the deferred compensation liabilities for various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets. Additionally, Citizens invests in a Guaranteed Income Fund which is valued based on similar assets in an active market.

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
Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, impaired loans, other real estate, and repossessed assets are recorded at fair value on a nonrecurring basis using the lower of cost or market value to determine impairment of individual assets. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined.
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

		December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$149,033	$—	$149,033	$—
Collateralized mortgage obligations	442,989	—	442,974	15
Mortgage-backed	1,164,450	—	1,164,450	—
State and municipal	450,647	—	445,294	5,353
Other	17,946	—	17,623	323

Total securities available for sale	2,225,065	—	2,219,374	5,691

Other assets:
Derivative instruments	47,054	—	47,054	—
Deferred compensation assets	11,138	7,295	3,843	—

Total other assets	58,192	7,295	50,897	—

Total assets at fair value	$2,283,257	$7,295	$2,270,271	$5,691

Other liabilities:
Derivative instruments	$29,095	$—	$29,095	$—

Total other liabilities	29,095	—	29,095	—

Total liabilities at fair value	$29,095	$—	$29,095	$—

The following table presents the reconciliation of Level 3 assets held by Citizens on December 31, 2009.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers	Balance at
	December 31,	Recorded in Earnings		Comprehensive	Issuances and	In/(Out)	December 31,
(in thousands)	2008	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3, Net	2009

Securities available for sale
Collateralized mortgage obligations	$—	$—	$—	$—	$(2)	$17	$15
State and municipal	5,733	145	—	(55)	(857)	387	5,353
Other	312	11	—	—	—	—	323

Total securities
available for sale	$6,045	$156	$—	$(55)	$(859)	$404	$5,691

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of December 31, 2009.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

		December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Impaired loans (1)	$177,696	$—	$—	$177,696
Commercial loans held for sale (2)	18,653	—	—	18,653
Goodwill (3)	330,744	—	—	330,744
Mortgage servicing rights (4)	2,081	—	—	2,081
Other real estate (5)	20,548	—	—	20,548
Repossessed assets (6)	3,598	—	—	3,598

Total assets	$553,320	$—	$—	$553,320

(1)	Impaired loans with an initial carrying value of $378.7 million were written down to their fair value of $177.7 million.

(2)	Commercial loans held for sale with an initial carrying value of $36.3 million were written down to their fair value of $18.7 million.

(3)	Goodwill with an initial carrying value of $597.2 million was written down to its fair value of $330.7 million.

(4)	Mortgage servicing rights with an initial carrying value of $2.2 million were written down to their fair value of $2.1 million.

(5)	ORE properties with an initial carrying value of $37.5 million were written down to their fair value of $20.5 million.

(6)	Repossessed assets with an initial carrying value of $8.0 million were written down to their fair value of $3.6 million.
Note 11. Employee Benefit Plans
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
Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Citizens did not make a cash contribution to the defined benefit pension plan during 2009 but reviews plan funding needs periodically and will make a contribution if appropriate.
Citizens also maintains nonqualified supplemental benefit plans for certain former key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. Benefits under the nonqualified supplemental plans are based primarily on years of service, age and compensation before retirement. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens. During 2009, Citizens contributed $8.0 million to the supplemental pension plans.
Citizens’ postretirement benefit plan provides postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms. Current employees are not eligible to participate in the bank subsidized plan. Citizens contributed $1.0 million to the postretirement benefit plan during 2009.
The estimated portion of balances included in accumulated other comprehensive income at December 31, 2009 and 2008 that have not been recognized prior to December 31 are presented below.

	Cumulative Balance
	at December 31,
(in thousands)	2009	2008

Defined Benefit Pension Plans
Prior service cost	$198	$199
Net actuarial loss	32,906	35,400

Unrecognized balance	33,104	35,599

Supplemental Pension Plans
Prior service cost	—	447
Net actuarial loss (gain)	534	(12)

Unrecognized balance	534	435

Postretirement Benefit Plans
Prior service credit	(1,678)	(1,120)
Net actuarial gain	(1,186)	(806)

Unrecognized balance	(2,864)	(1,926)

Unrecognized net prior service credit	$(1,480)	$(474)
Unrecognized net actuarial loss	$32,254	$34,582

An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2009 and 2008.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$75,705	$78,421	$12,173	$12,949	$9,986	$10,195
Interest cost	4,366	4,586	588	761	571	583
Participant contribution	—	—	—	—	337	307
Actuarial losses (gains)	1,126	(422)	488	(1,022)	10	60
Plan amendments	—	158	—	—	(241)	(114)
Benefits paid	(7,190)	(7,038)	(7,957)	(515)	(1,368)	(1,045)

Projected benefit obligation, end of year	$74,007	$75,705	$5,292	$12,173	$9,295	$9,986

Accumulated benefit obligation, end of year	$74,007	$75,705	$5,292	$11,922	$9,295	$9,986

Change in Plan Assets
Fair value of plan assets, beginning of year	$60,914	$89,656	$—	$—	$—	$—
Actual return on plan assets	10,397	(21,705)	—	—	—	—
Employer contribution	—	—	7,957	515	1,031	738
Participant contribution	—	—	—	—	337	307
Benefits paid	(7,190)	(7,037)	(7,957)	(515)	(1,368)	(1,045)

Fair value of plan assets, end of year	$64,121	$60,914	$—	$—	$—	$—

Reconciliation of Funded Status
Underfunded status of plan	$(9,886)	$(14,791)	$(5,292)	$(12,173)	$(9,295)	$(9,986)

Net amount recognized in the
consolidated balance sheets	$(9,886)	$(14,791)	$(5,292)	$(12,173)	$(9,295)	$(9,986)

At December 31, 2009, the underfunded status of the Cash Balance Pension Plan for Employees, the Supplemental Pension Plans, and the Retirement Health Plan is recognized in the Corporation’s consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ending December 31, 2010.
During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction in the expected years of future service for the supplemental pension plan participants.
The components of net periodic benefit cost charged to operations each year for all plans follow:

(in thousands)	2009	2008	2007
| | |
Defined Benefit Pension Plans
Interest cost	$4,366	$4,586	$4,761
Expected return on plan assets	(6,282)	(7,601)	(7,709)
Settlement charge related to lump sum payments	—	—	832
Amortization of unrecognized:
Prior service cost	26	26	11
Net actuarial loss	1,261	194	499

Net pension cost	(629)	(2,795)	(1,606)

Supplemental Pension Plans
Interest cost	588	761	768
Settlement charge related to lump sum payments	455	—	—
Curtailment loss	941	—	—
Amortization of unrecognized:
Prior service cost	—	471	167
Net actuarial loss	12	20	130

Net pension cost	1,996	1,252	1,065

Postretirement Benefit Plans
Service cost	—	—	1
Interest cost	571	583	578
Amortization of unrecognized:
Prior service cost	(267)	(256)	(256)
Net actuarial gain	(31)	(37)	(45)

Net postretirement benefit cost	273	290	278

Total pension and postretirement benefit cost	1,640	(1,252)	(264)

Defined contribution retirement and 401(k) plans
Employer contributions	2,253	6,452	6,533

Total periodic benefit cost	$3,893	$5,199	$6,270

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
	2009	2008	2009	2008	2009	2008

Assumptions used to compute projected benefit obligation
Discount rate	5.75%	6.00%	5.25%	6.00%	5.25%	6.00%
Rate of compensation increase	—	—	—	3.00	—	—

Assumptions used to compute net benefit costs
Discount rate	6.00	6.00	5.25	6.00	6.00	6.00
Expected return on plan assets	8.25	8.75	—	—	—	—
Rate of compensation increase	—	—	3.00	3.00	—	—

At December 31, 2009, the projected benefit payments for the employee benefit plans over the next ten years follow:

Projected Benefit Payments

	Defined
	Benefit	Supplemental	Postretirement	Total
(in thousands)	Pension Plan	Pension Plan	Benefit Plan	Benefits

2010	$5,130	$515	$681	$6,326
2011	5,407	500	686	6,593
2012	5,259	484	690	6,433
2013	5,163	467	758	6,388
2014	5,394	451	751	6,596
2015 to 2019	27,658	1,923	3,417	32,998

Total	$54,011	$4,340	$6,983	$65,334

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the postretirement benefit plan are net of the projected Medicare Part D Subsidy.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. For 2008, the strategy target mix consisted of 70% invested in equity securities and 30% invested in fixed income debt securities and in cash or short-term equivalents. During 2009, the target mix was adjusted to 60% and 40%, respectively. This strategy was enacted to better match the current characteristics of the plan and reduce funding volatility. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses.
The plans’ target asset allocation and the actual asset allocation at December 31, 2009 is presented below.

	Target	2009
	Allocation	Allocation

Asset Category:
Equity securities	60%	61%
Debt securities	34	35
Short-term pooled money fund	6	4

	100%	100%

The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at December 31, 2009. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (NAV) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets at December 31, 2009 are as follows:

		December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,647	$—	$2,647	$—
Equity securities
Large cap (1)	18,506	—	18,506	—
Mid-cap	4,711	—	4,711	—
Small-cap	6,578	—	6,578	—
International Equity	9,518	—	9,518	—
Fixed income securities
Intermediate term fixed (2)	22,161	—	22,161	—

Total	$64,121	$—	$64,121	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Citizens does not anticipate making a contribution to the defined benefit pension plan during calendar year 2010. Citizens will review the funding of this plan during 2010 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2010. In addition, Citizens expects to pay $0.9 million in contributions to the postretirement healthcare benefit plan during 2010.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For the postretirement health care benefit plan, Citizens assumed a 9.0% annual health care cost trend rate for 2009, which grades down to the ultimate trend of 5.0% by 2032. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$47	$(42)
Effect on the postretirement benefit obligation	809	(721)
Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Citizens suspended the 401(k) matching funds and annual discretionary contributions effective July 17, 2009.
Note 12. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, non-vested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 6,000,000 shares, and grants other than stock options are further limited to 2,000,000 shares. At December 31, 2009, Citizens had 1,349,763 shares of common stock reserved for future issuance under the current plan.
Stock options awarded under the plan expire ten years from the date of grant. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited and expired options and forfeited shares of restricted stock become available for future grants.

Compensation expense for stock options and restricted stock awards is recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations.

Analysis of Stock-Based Compensation Expense
(in thousands)	2009	2008	2007
| | |
Stock option compensation	$11	$24	$34
Restricted stock compensation	1,792	4,496	3,321

Stock-based compensation expense before income taxes	1,803	4,520	3,355
Income tax benefit (1)	(631)	(1,582)	(1,174)

Total stock-based compensation expense after income taxes	$1,172	$2,938	$2,181

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized. Refer to Note 13 for additional information.
During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options exercised during the year ended December 31, 2009. Cash proceeds from the exercise of stock options during 2008 and 2007 was $0.1 million and $6.1 million, respectively. New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
The following table summarizes stock option activity for 2009, 2008 and 2007.

	Options		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	4,775,700	$24.95

Exercised	(452,863)	13.57
Forfeitures or Expirations	(292,795)	27.75

Outstanding at December 31, 2007	4,030,042	26.03

Exercised	(12,134)	11.77
Forfeitures or Expirations	(567,251)	25.24

Outstanding at December 31, 2008	3,450,657	26.21

Forfeitures or Expirations	(383,909)	26.15

Outstanding at December 31, 2009	3,066,748	$26.22	2.8 yrs	$—

Exercisable	3,066,676	$26.21	2.8 yrs	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of December 31, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on December 31, 2009 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair value of Citizens’ stock. The total intrinsic value of options exercised during 2008 and 2007 was less than $0.1 million and $3.3 million, respectively. The fair value of options vested during 2009, 2008 and 2007 was less than $0.1 million, $0.2 million and $0.1 million, respectively.
The following table sets forth the actual tax benefit realized for the tax deductions from vested stock options converted in the Republic acquisition and exercised.

(in thousands)	2009	2008	2007

Tax benefit realized from reduction of income tax payable:
Reduction of goodwill for tax benefit of vested stock options converted in Republic acquisition and exercised	$—	$1	$904
Included in common stock as net stock options exercised	—	(76)	(106)

Tax benefit from vested stock options converted in Republic acquisition and exercised	$—	$(75)	$798

As of December 31, 2009, $1.5 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes restricted stock activity for 2009, 2008 and 2007.

		Weighted-Average
	Number of	Per Share Grant
	Shares	Date Fair Value

Restricted stock at January 1, 2007	293,087	$25.13

Granted	324,441	19.38
Vested	(88,542)	24.92
Forfeited	(42,144)	25.27

Restricted stock at December 31, 2007	486,842	21.32

Granted	338,995	8.56
Vested	(171,197)	22.02
Forfeited	(45,608)	15.80

Restricted stock at December 31, 2008	609,032	14.43

Granted	384,818	1.29
Vested	(225,151)	15.58
Forfeited	(149,940)	12.31

Restricted stock at December 31, 2009	618,759	$6.35

The total fair value of restricted stock vested during 2009, 2008, and 2007 was $0.3 million, $0.9 million, and $1.8 million respectively.
Note 13. Income Taxes
Significant components of income taxes are as follows:

(in thousands)	2009	2008	2007

Current tax (benefit) expense:
Federal	$(7,993)	$(19,351)	$10,913
State	(895)	(684)	151

Total current tax (benefit) expense	(8,888)	(20,035)	11,064
Deferred tax (benefit) expense	(100,874)	(45,563)	20,241
Change in valuation allowance	79,788	136,568	—

Total income tax (benefit) expense	$(29,974)	$70,970	$31,305

Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For 2009, this resulted in an increase to the income tax benefit of $22.9 million.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2009 and 2008 follow:

	December 31,
(in thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$122,804	$91,060
Accrued postemployment benefits other than pensions	4,419	4,365
Deferred compensation	6,057	9,662
Accrued expenses	4,176	9,037
Net operating loss carryforwards	91,378	9,621
Tax credit carryforwards	3,411	12,483
Minimum pension liability	11,379	13,175
Purchase accounting adjustments	16,830	21,840
Unrealized losses on securities and derivatives	—	3,222
Other deferred tax assets	12,281	6,329

Deferred tax assets	272,735	180,794

Deferred tax liabilities:
Pension	8,998	8,723
Acquisition premium on loans	2,193	3,268
Fixed assets	1,852	4,563
Basis difference in FHLB stock	3,637	3,618
Purchase accounting adjustments	975	2,452
Tax deductible goodwill	13,986	12,183
Unrealized gains on securities and derivatives	17,872	—
Mortgage servicing rights	747	1,033
Other deferred tax liabilities	962	1,426

Deferred tax liabilities	51,222	37,266

Net deferred tax assets	221,513	143,528
Valuation allowance	(235,499)	(155,711)

Total net deferred tax liabilities	$(13,986)	$(12,183)

Citizens reviewed its deferred tax assets and determined that, due to the significant pre-tax loss in 2009, the impact on cumulative pre-tax income, and the uncertain economic environment affecting estimates of future taxable income, it must continue to carry a valuation allowance against the entire net deferred tax asset, excluding the deferred tax liability for tax deductible goodwill.
The deferred tax asset are analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. The ultimate realization of these deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on Citizens’ consolidated results of operations or financial position.
At December 31, 2009, Citizens had a gross federal net operating loss carryforward of $248.7 million that expires in 2028 and 2029, a gross state net operating loss carryforward of $82.9 million that expires in the years 2014 through 2024, general business tax credits of $0.9 million that expire in the years 2026 through 2029, and $2.6 million of federal alternative minimum tax credits with an indefinite life.
Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended, that, if met, would limit the annual utilization of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses. A change of ownership occurred under Section 382 as a result of the exchange offers of common stock for long-term debt in the third quarter of 2009. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP Preferred Stock immediately before the ownership change. Our ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.
A reconciliation of income tax expense from continuing operations to the amount computed by applying the federal statutory rate of 35% to income from continuing operations before income taxes follows:

(in thousands)	2009	2008	2007

Tax at federal statutory rate applied to income before income taxes	$(190,466)	$(112,728)	$46,252
Increase (decrease) in taxes resulting from:
Tax-exempt income	(9,803)	(10,764)	(10,694)
Officers life insurance	(1,114)	(1,508)	(2,934)
Goodwill impairment	93,266	62,331	—
Net change in valuation allowance	79,788	136,568	—
Other	(1,645)	(2,929)	(1,319)

Total income tax (benefit) expense	$(29,974)	$70,970	$31,305

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)	2009	2008	2007

Balance at January 1	$1,852	$7,093	$6,786
Additions based on tax positions related to the current year	—	34	1,158
Additions for tax positions of prior years	—	—	1,244
Reductions for tax positions of prior years	(28)	(1,436)	(892)
Reductions due to the statute of limitations	(302)	—	(269)
Settlements	—	(3,839)	(934)

Balance at December 31	$1,522	$1,852	$7,093

It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Accrued interest as of December 31, 2009 and 2008 totaled $0.4 million at each year-end. Citizens recognized less than $0.1 million in expense for interest in each of those years. No penalties have been accrued.
During 2009, Citizens settled its 2004 and 2005 federal examinations and paid less than $0.2 million in interest expense as a result of changes in the timing of deductions between the two years. In August 2008, the Corporation settled an outstanding issue with the State of Wisconsin and recorded a $3.8 million decrease in unrecognized tax benefits, a reduction to operating loss carryforward, and a $0.5 million net benefit to the income statement. In the first quarter of 2008, Citizens recognized a $1.3 million previously unrecognized tax benefit, and reversed $0.2 million in previously accrued interest, when the Internal Revenue Service announced it would not appeal a taxpayer-favorable U.S. Tax Court decision regarding the tax effect of holding municipal securities in an investment subsidiary.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of December 31, 2009:

Jurisdiction	Tax Years

Federal	2006 - 2009
Indiana	2003 - 2009
Wisconsin	2002 - 2009
Iowa	2003 - 2009

Note 14. Shareholders’ Equity and Earnings Per Share
On September 17, 2009, Citizens filed with the State of Michigan the amendment to its articles of incorporation approved by shareholders on September 16, 2009. The amendment increased the total authorized common shares from 150 million shares to 1.05 billion shares.
On September 30, 2009, Citizens completed the settlement of its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 and outstanding 7.50% Enhanced Trust Preferred Securities of the 2006 Trust (the “Exchange Offers”). In aggregate, 268.2 million shares at a fair value of $219.9 million ($0.82 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.4 million of issuance costs, the transaction resulted in an increase to common equity of $197.6 million.
In June 2008, Citizens issued $79.6 million of common stock and $120.4 million of contingent convertible perpetual non-cumulative preferred stock that together increased shareholders’ equity by $189.0 million (net of issuance costs and the underwriting discount). The preferred stock was converted into 30.1 million shares of common stock upon shareholder approval of a charter amendment authorizing 50 million additional shares of common stock in September 2008.
On December 12, 2008, Citizens issued 300,000 shares of TARP Preferred Stock to the Treasury as part of the Treasury’s Capital Purchase Program. In addition, Citizens issued a ten-year warrant to the Treasury to purchase up to 17,578,125 shares of Citizens’ common stock, no par value at an exercise price of $2.56 per share. The aggregate proceeds from the transaction were $300.0 million. The TARP Preferred Stock has no par value, carries a liquidation price of $1,000 per share, and pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Citizens cannot redeem the preferred securities during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital. After three years, Citizens may redeem the preferred stock at the liquidation price plus accrued and unpaid dividends. Citizens is accreting the book value of the preferred stock issued under the TARP using the effective interest method up to the par value of $300 million. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares qualify as Tier 1 capital. The warrant is immediately exercisable, qualifies as Tier 1 capital and expires in December 2018.
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities. Participating securities include nonvested stock awards (also known as restricted stock) because holders of these securities have the right to receive non-forfeitable dividends at the same rate as holders of common stock and have voting rights. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding including the dilutive effect of stock-based compensation. Potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrant were anti-dilutive and therefore excluded from the computation of dilutive earnings per share.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

(in thousands, except per share data)	2009	2008	2007

Numerator:
Basic and dilutive earnings per share — net (loss) income	$(514,213)	$(393,052)	$100,842
Deemed dividend on convertible preferred stock	—	(11,737)	—
Dividend on redeemable preferred stock	(19,777)	(227)	—

Net (loss) income available to common shareholders	(533,990)	(405,016)	100,842
Net (loss) income allocated to participating securities	—	—	523

Net (loss) income allocated to common shareholders	(533,990)	(405,016)	100,319

Weighted average shares outstanding	194,577	94,731	75,733
Less: Participating securities included in weighted average shares outstanding	(744)	(575)	(393)

Weighted average shares outstanding for basic earnings per common share	193,833	94,156	75,340

Effect of dilutive securities — potential conversion of employee stock options and restricted stock awards	—	—	183

Weighted average shares outstanding for dilutive earnings per common share	193,833	94,156	75,523

Basic (loss) earnings per common share	$(2.75)	$(4.30)	$1.33

Diluted (loss) earnings per common share	$(2.75)	$(4.30)	$1.33

Stock Repurchase Program: Citizens purchased shares under a stock repurchase program initiated October 2003. This program authorizes Citizens to repurchase up to 3,000,000 shares. There were no shares purchased under this plan in 2009. Shares purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2009, Citizens purchased 50,571 shares in connection with taxes due from employees as a result of the vesting of certain share awards.
Note 15. Lines of Business
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
During 2009, Citizens refined its lines of business to more closely align with the delivery of its products and services. A description of each business line, selected financial performance and the methodologies used to measure financial performance are presented below.
•	Regional Banking — Regional Banking provides a wide range of lending, depository, and other related financial services to both individual consumers and businesses. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, checking, savings and money market accounts, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. Citizens partners with outside providers to offer to consumer clients the availability of nationwide ATM, debit, and credit card networks as well as mortgage origination services. The transaction-based income and expense associated with these services are included in Regional Banking. The products and services offered to commercial and industrial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Specialty Consumer — Specialty Consumer includes the indirect consumer and the residential mortgage portfolios. The indirect lending team partners with dealerships across the Midwest to provide primarily marine and recreational vehicle loans to consumers. As nearly all of new mortgage volume is originated through the Regional Banking delivery channel and sold into the secondary market, the residential mortgage loan portfolio residing in Specialty Consumer consists primarily of historical loan production as well as the minimal new production that is retained.

•	Specialty Commercial — Specialty Commercial provides a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, middle-market companies, local governments and municipalities. Products and services offered include commercial mortgages, real estate construction lending, term loans, revolving credit arrangements, inventory and accounts receivable financing, and letters of credit. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•	Wealth Management — Wealth Management offers a broad array of asset management, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•	Other — The Other line of business includes activities that are not directly attributable to one of the primary business lines. Included in this category are the Holding Company; shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business.
The accounting policies of the individual business units are the same as those of Citizens described in Note 1 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Regional Banking, Specialty Consumer, Specialty Commercial, and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. There are no significant intersegmental revenues. Selected segment information is included in the following table.

Line of Business Information
	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — 2009
Net interest income (taxable equivalent)	$276,108	$25,500	$64,155	$585	$(32,530)	$333,818
Provision for loan losses	105,784	80,366	139,805	—	—	325,955

Net interest income after provision	170,324	(54,866)	(75,650)	585	(32,530)	7,863
Noninterest income	73,381	31	(16,438)	20,501	(10,054)	67,421
Noninterest expense (1)	495,615	47,609	17,411	16,794	25,592	603,021

(Loss) Income before income taxes	(251,910)	(102,444)	(109,499)	4,292	(68,176)	(527,737)
Income tax (benefit) provision (taxable equivalent)	(88,169)	(35,855)	(38,325)	1,502	147,323	(13,524)

Net (loss) income	$(163,741)	$(66,589)	$(71,174)	$2,790	$(215,499)	$(514,213)

Average assets (in millions)	$5,120	$2,206	$1,625	$12	$3,520	$12,483

Earnings Summary — 2008
Net interest income (taxable equivalent)	$273,987	$33,690	$64,112	$43	$(4,498)	$367,334
Provision for loan losses	96,286	58,775	126,993	—	—	282,054

Net interest income after provision	177,701	(25,085)	(62,881)	43	(4,498)	85,280
Noninterest income	77,357	674	(7,596)	25,037	6,270	101,742
Noninterest expense (1)	221,738	30,461	197,393	24,239	16,871	490,702

(Loss) Income before income taxes	33,320	(54,872)	(267,870)	841	(15,099)	(303,680)
Income tax provision (taxable equivalent)	11,662	(19,205)	(93,755)	294	190,376	89,372

Net (loss) income	$21,658	$(35,667)	$(174,115)	$547	$(205,475)	$(393,052)

Average assets (in millions)	$5,993	$2,370	$2,039	$13	$2,827	$13,242

Earnings Summary — 2007
Net interest income (taxable equivalent)	$290,113	$38,649	$69,140	$(45)	$2,869	$400,726
Provision for loan losses	17,736	9,054	18,387	—	—	45,177

Net interest income after provision	272,377	29,595	50,753	(45)	2,869	355,549
Noninterest income	81,040	2,100	2,341	27,410	9,677	122,568
Noninterest expense	221,965	19,652	17,595	22,246	45,965	327,423

Income before income taxes	131,452	12,043	35,499	5,119	(33,420)	150,694
Income tax provision (taxable equivalent)	46,008	4,215	12,425	1,792	(14,588)	49,852

Net income	$85,444	$7,828	$23,074	$3,327	$(18,832)	$100,842

Average assets (in millions)	$6,183	$2,082	$2,005	$13	$3,037	$13,320

(1)	Noninterest expense includes the $266.5 million goodwill impairment charge for Regional Banking in 2009 and $178.1 million for Specialty Commercial in 2008
Note 16. Commitments, Contingent Liabilities and Guarantees
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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,
(in thousands)	2009	2008

Loan commitments and letters of credit:
Commitments to extend credit	$1,371,626	$2,048,258
Financial standby letters of credit	228,483	225,675
Performance standby letters of credit	7,523	21,692
Commercial letters of credit	23	—

	$1,607,655	$2,295,625

Commitments outstanding to extend credit include home equity credit lines which totaled $468.0 million and $579.6 million at December 31, 2009 and December 31, 2008, respectively.
At December 31, 2009 and December 31, 2008, a liability of $3.2 million and $3.9 million, respectively, was recorded for possible losses on commitments to extend credit. A liability of $1.1 million and $0.7 million was recorded at December 31, 2009 and December 31, 2008, respectively, representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Change in Control Agreements: The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, up to three times (i) his or her base compensation plus (ii) the greater of the target bonus established for the year or the highest bonus paid to the executive in the last three years. Additionally, subject to certain conditions, the executive’s insurance benefits will continue for up to three full years after the termination and all long-term incentive awards will immediately vest. The provisions of the EESA and ARRA, and Treasury regulations promulgated thereunder, limit Citizens’ ability to make payments under these agreements while the preferred stock issued to Treasury remains outstanding.
Note 17. Derivatives and Hedging Activities
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets for years ended December 31, 2009 and 2008.
Fair Value of Derivatives

	Other Assets		Other Liabilities
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

Derivatives designated as hedging instruments under FASB ASC 815 Interest rate products	$17,279	$30,984	$—	$—

Derivatives not designated as hedging instruments under FASB ASC 815 Interest rate products	29,775	47,950	29,095	44,837

Total derivatives	$47,054	$78,934	$29,095	$44,837

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2009 and December 31, 2008, Citizens had 13 interest rate swaps with an aggregate notional amount of $460.0 million and 19 interest rate swaps with an aggregate notional amount of $700.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2008 and 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31 2009, Citizens recognized a gain of less than $0.1 million for hedge ineffectiveness attributable to a mismatch between the swap notional amount and the aggregate principal amount of the designated loan pools. Additionally, during the year ended December 31, 2009, Citizens recognized gains of $0.6 million related to the ineffective portion of the derivative net settlements on Citizens’ cash flow hedges. No hedge ineffectiveness was recognized during the year ended December 31, 2008.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. Accordingly, the change in fair value for these swaps is recognized in earnings as a gain of $1.7 million in 2008. The fair value of these swaps and their change in fair value during the years ended December 31, 2009 and 2008 are disclosed as “Derivatives Not Designated as Hedges” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the years ended December 31, 2009 and 2008, Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.2 million to earnings for both years as a result of the hedged forecasted transactions becoming probable not to occur. During 2010, Citizens estimates that $7.5 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the years ended December 31, 2009 and 2008.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location			Location
			Reclassified in	Reclassified from		Recognized in
Derivatives Relationship			Statement of	Accumulated OCI into		Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	December 31,			December 31,			December 31,
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest rate products	$2,936	$23,366	Interest income	$12,629	$3,591
			Other income	244	196	Other income	$—	$—

Total	$2,936	$23,366		$12,873	$3,787		$—	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009 and December 31, 2008, Citizens had 8 fair value interest rate swaps with an aggregate notional balance of $385.0 million and 9 fair value interest rate swaps with an aggregate notional balance of $305.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2009, Citizens recognized gains of $6.3 million in interest expense related to hedge ineffectiveness. No hedge ineffectiveness was recognized during the year ended December 31, 2008. Citizens also recognized a net reduction to interest expense of $8.7 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the years ended December 31, 2009 and 2008.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in			Location in
Derivatives Relationship	Statement of			Statement of
(in thousands)	Operations	2009	2008	Operations	2009	2008
Fair value hedges:
Interest rate products	Interest expense	$(3,846)	$8,202	Interest expense	$10,151	$(8,202)
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions of ASC 815 for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of December 31, 2009 and December 31, 2008, Citizens had 284 derivative transactions with an aggregate notional amount of $1.0 billion related to this program and 300 derivative transactions with an aggregate notional amount of $1.1 billion, respectively.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the years ended December 31, 2009 and 2008.

		Amount of (Loss) Gain
		Recognized in Statement
		of Operations
	Location of (Loss)
	Gain Recognized in
Derivatives Relationship	Statement of
(in thousands)	Operations	2009	2008
Derivatives not designated as hedges
Interest rate products	Other income	$(661)	$3,194
Credit-Risk-Related Contingent Features
Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements.
As of December 31, 2009, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $17.3 million. As of December 31, 2009, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $14.3 million. If credit risk related contingent features underlying these agreements had been triggered as of December 31, 2009, Citizens would have assigned additional collateral of $3.0 million.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breached these provisions with respect to all rating agencies below investment grade at December 31, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of December 31, 2009, the aforementioned termination value approximated $0.7 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $14.3 million.

Note 18. Regulatory Matters
Citizens’ banking subsidiaries are required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank (“FRB”) to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2009 and 2008, the average reserve balances were $28.3 million and $20.7 million, respectively.
The banking subsidiaries are also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.
The principal source of cash flows for the Holding Company is dividends from its banking subsidiaries. Citizens’ subsidiaries are state, federal or national chartered financial institutions. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Citizens’ subsidiary banks’ dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained. As of January 1, 2010, the F&M and CB Wealth subsidiaries are able to distribute dividends of $4.3 million to the Holding Company without prior regulatory approval. FRB policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
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
Quantitative measures established by regulation to ensure capital adequacy require the banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2009, the banking subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the banking subsidiaries were well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2009, that management believes would cause Citizens to fall below the well-capitalized level.

Risk Based Capital Requirements
	Actual		Adequately Capitalized			Well-Capitalized
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

Citizens Republic Bancorp
As of December 31, 2009
Total Capital to risk weighted assets (1)	$1,186,174	13.9%	$681,270	>	8.0%	$851,587	>	10.0%
Tier 1 Capital to risk weighted assets(1)	1,066,414	12.5	340,635	>	4.0	510,952	>	6.0
Tier 1 Leverage (2)	1,066,414	9.2	463,376	>	4.0	579,220	>	5.0
As of December 31, 2008:
Total Capital to risk weighted assets (1)	1,432,080	14.5	790,628	>	8.0	988,285	>	10.0
Tier 1 Capital to risk weighted assets (1)	1,206,869	12.2	395,314	>	4.0	592,971	>	6.0
Tier 1 Leverage (2)	1,206,869	9.7	499,613	>	4.0	624,517	>	5.0
Citizens Bank
As of December 31, 2009
Total Capital to risk weighted assets (1)	$1,024,154	12.3%	$666,647	>	8.0%	$833,309	>	10.0%
Tier 1 Capital to risk weighted assets (1)	917,063	11.0	333,324	>	4.0	499,986	>	6.0
Tier 1 Leverage (2)	917,063	8.2	449,080	>	4.0	561,350	>	5.0
As of December 31, 2008:
Total Capital to risk weighted assets (1)	1,177,172	12.1	777,397	>	8.0	971,746	>	10.0
Tier 1 Capital to risk weighted assets (1)	1,054,035	10.8	388,698	>	4.0	583,048	>	6.0
Tier 1 Leverage (2)	1,054,035	8.7	487,181	>	4.0	608,976	>	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities — goodwill — accumulated other comprehensive income (loss) — other intangible assets.

(2)	Tier 1 Capital to quarterly average assets.

Note 19. Citizens Republic Bancorp (Parent Only) Statements

Balance Sheets
Citizens Republic Bancorp (Parent Only)
	December 31,
(in thousands)	2009	2008

Assets
Cash and due from banks	$2,957	$7,754
Money market investments	107,713	253,637
Investment securities	5,295	6,054
Investment in subsidiaries	1,058,109	1,182,374
Goodwill	250,672	492,488
Other assets	12,297	11,671

Total assets	$1,437,043	$1,953,978

Liabilities and Shareholders’ Equity
Long-term debt	$90,557	$292,837
Other liabilities	15,450	59,820

Total liabilities	106,007	352,657
Shareholders’ equity	1,331,036	1,601,321

Total liabilities and shareholders’ equity	$1,437,043	$1,953,978

Statements of Operations
Citizens Republic Bancorp (Parent Only)

(in thousands)	2009	2008	2007

Income
Dividends from subsidiaries	$—	$28,500	$111,500
Interest on taxable investment securities	289	—	—
Interest from bank subsidiary	4,118	5,368	3,118
Service fees from bank subsidiaries	13,825	14,526	14,334
Other	(15,286)	(3,257)	(53)

Total	2,946	45,137	128,899

Expenses
Interest	17,722	23,742	25,637
Salaries and employee benefits	17,817	18,481	20,922
Service fees paid to bank subsidiaries	955	955	2,767
Restructuring and merger related expenses	—	—	270
Goodwill impairment	241,817	161,611	—
Other noninterest expense	1,490	2,301	2,231

Total	279,801	207,090	51,827

(Loss) income before income tax (benefit) provision and equity in undistributed (loss) income	(276,855)	(161,951)	77,072
Income tax (benefit) provision	(2,241)	11,785	(12,650)
Equity in undistributed net (loss) income of subsidiaries	(239,599)	(219,316)	11,120

Net (loss) income	(514,213)	(393,052)	100,842

Deemed divided on convertible preferred stock	—	(11,737)	—
Dividend on redeemable preferred stock	(19,777)	(227)	—

Net (loss) income attributable to common shareholders	$(533,990)	$(405,016)	$100,842

Statements of Cash Flows
Citizens Republic Bancorp (Parent Only)

(in thousands)	2009	2008	2007

Operating Activities
Net (loss) income	$(514,213)	$(393,052)	$100,842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	241,817	161,611	—
Deferred tax asset valuation allowance	(1,020)	20,853	—
Net decrease (increase) in current and deferred income taxes	70	(18,476)	21,306
(Decrease) increase in long-term debt interest	(2,919)	(720)	651
(Decrease) in pension non-qualified	(6,874)	(738)	(1,671)
Net loss on debt extinguishment	15,929	—	—
Recognition of stock-based compensation expense	1,803	4,520	3,355
Restructure and merger-related expense	—	(53)	(27,257)
Decrease (increase) in equity in undistributed net (loss) income of subsidiaries	239,599	219,316	(11,120)
Other	(4,345)	311	3,841

Net cash (used) provided by operating activities	(30,153)	(6,428)	89,947

Investing Activities
Net decrease (increase) in money market investments	112,534	(146,441)	6,588
Sales (purchases) of investment securities	767	(6,045)	—
Investments in and advances to subsidiaries	—	—	1,546

Net cash provided (used) by investing activities	113,301	(152,486)	8,134

Financing Activities
Net decrease in short-term borrowings	—	(50,000)	(51,790)
Proceeds from issuance of long-term borrowings	—	—	50,000
Capital contribution to subsidiary bank	(74,000)	(250,000)	—
Net proceeds from issuance of preferred convertible stock	—	114,161	—
Proceeds from issuance of preferred redeemable stock and warrant	—	300,000	—
Net proceeds from issuance of common stock	—	74,844	—
Cash dividends paid on common stock	—	(21,959)	(87,798)
Cash dividends paid on preferred stock	(13,875)	—	—
Proceeds from stock options exercised and restricted stock activity	—	66	4,833
Shares acquired for retirement and purchased for taxes	(70)	(444)	(13,514)

Net cash (used) provided by financing activities	(87,945)	166,668	(98,269)

Net (decrease) increase in cash and due from banks	(4,797)	7,754	(188)
Cash and due from banks at beginning of year	7,754	—	188

Cash and due from banks at end of year	$2,957	$7,754	$—

Note 20. Subsequent Events
On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M. F&M has 10 offices located in the central region of Iowa and its operations are reported primarily within Citizens’ Regional Banking and Other reporting units. Great Western Bank will pay a purchase price of approximately $50 million in cash, subject to a possible adjustment based upon F&M’s tangible net worth at the closing date. The transaction is expected to close by the end of the second quarter of 2010, and is subject to certain required regulatory approvals and fulfillment of customary conditions. After the sale closes, Citizens does not expect to have any involvement in F&M’s continuing operations.
F&M qualified as a held for sale asset on January 29, 2010, when Citizens’ Board of Directors authorized the sale. As of December 31, 2009, the assets and liabilities of F&M consisted of the following:
F&M Bank — Iowa Balance Sheet
(in thousands)

December 31,
Assets	2009
Cash and due from banks	$22,657
Money market investments	129,878
Investment securities	171,115
FHLB and Federal Reserve stock	1,194
Net portfolio loans	132,544
Loans held for sale	241
Other assets	10,318

Total assets	$467,947

December 31,
Liabilities and Shareholders' Equity	2009
Deposits	$408,577
Short-term borrowings	11,263
Long-term debt	500
Other liabilities	2,572

Total liabilities	422,912

Shareholder’s equity	45,035

Total liabilities and shareholders’ equity	$467,947

As part of the sale, Citizens will allocate $12.6 million of goodwill to F&M and will exchange selected loans with F&M at or near the closing date for a cash payment equal to the book value of the specified loans less related allowance for loan losses. As of December 31, 2009, the loans to be exchanged had a net book value of $9.9 million.
As a result of the disposition, Citizens expects to record a pre-tax tangible gain of approximately $3.4 million. After allocating goodwill to F&M, the carrying value of F&M’s equity will exceed the contractual sales price, and Citizens will be required to record a market value adjustment of approximately $9.2 million in the first quarter of 2010. This adjustment represents the difference between the sales price and F&M’s carrying value, including the allocated goodwill. This potential charge will be based upon management’s best estimate of the fair value on the underlying assets and liabilities, less the cost to sell, and could change based on final closing adjustments.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Citizens Republic Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.
Detroit, Michigan
March 1, 2010

SELECTED QUARTERLY INFORMATION (unaudited)
The table below sets forth selected quarterly financial information for each calendar quarter during 2009 and 2008.
Selected Quarterly Information

	2009				2008
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$135,812	$141,046	$142,132	$149,689	$167,677	$171,723	$174,394	$187,117
Interest expense	51,876	60,161	66,531	72,743	81,990	84,405	86,779	98,805
Net interest income	83,936	80,885	75,601	76,946	85,687	87,318	87,615	88,312
Provision for loan losses	84,193	77,783	99,962	64,017	118,565	58,390	74,480	30,619
Noninterest income (1)	15,380	11,842	20,966	19,233	15,754	28,005	27,058	30,925
Noninterest expense (2)	83,196	83,614	355,433	80,778	78,611	74,301	261,228	76,562
Net (loss) income (3)	(64,728)	(56,923)	(347,413)	(45,149)	(195,369)	(7,176)	(201,634)	11,127
Deemed dividend on convertible preferred stock	—	—	—	—	—	(11,737)	—	—
Dividend on redeemable preferred stock	(5,254)	(5,224)	(5,196)	(4,103)	(227)	—	—	—
Net (loss) income attributable to common shareholders	(69,982)	(62,147)	(352,609)	(49,252)	(195,596)	(18,913)	(201,634)	11,127

Shares outstanding (end of period)	394,397	394,470	126,258	126,299	125,997	126,017	95,899	75,748

Per Common Share Data
Net (loss) income:
Basic	$(0.18)	$(0.48)	$(2.81)	$(0.39)	$(1.56)	$(0.20)	$(2.53)	$0.15
Diluted	(0.18)	(0.48)	(2.81)	(0.39)	(1.56)	(0.20)	(2.53)	0.15

(1)	Noninterest income includes a net loss on debt extinguishment of $15.9 million in the third quarter of 2009, and $8.7 million, $0.9 million, $4.4 million and $6.2 million in fair-value adjustments on loans held for sale in the fourth, third, second and first quarters of 2009, respectively. Fair-value adjustments on loans held for sale of $5.9 million, $1.3 million and $2.2 million were included in noninterest income in the fourth, third and second quarters of 2008, respectively.

(2)	Noninterest expense includes a goodwill impairment charge of $266.5 million and $178.1 million in the second quarters of 2009 and 2008, respectively, and $8.2 million, $3.9 million, $3.3 million and $8.0 million in fair-value adjustments on ORE properties in the fourth, third, second and first quarters of 2009. Fair-value adjustments on ORE properties for 2008 were $5.9 million, $1.3 million and $2.2 million in the fourth, third and second quarters, respectively.

(3)	Net income (loss) includes a deferred tax valuation allowance of $79.8 million and $136.6 million in the fourth quarters of 2009 and 2008, respectively.
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
As of December 31, 2009, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Charles D. Christy	/s/ Cathleen H. Nash

Charles D. Christy Executive Vice President and Chief Financial Officer	Cathleen H. Nash President and Chief Executive Officer
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.
Detroit, Michigan
March 1, 2010

ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the captions “Proposal 1 – Election of Directors” (excluding the information under the heading “Compensation of Directors”); “Corporate Governance — Executive Officers, — Meetings of Directors and Committees of the Board of Directors, — Shareholder Nomination of Director Candidates, and – Code of Ethics;” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2010 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
Citizens has two stock-based compensation plans pursuant to which it grants incentive and nonqualified stock options, non vested stock awards, restricted stock units, and performance awards to employees, officers and directors. The Stock Compensation Plan (the “2002 Plan”) was approved by Citizens’ shareholders in 2002. The All-Employee Stock Option Plan (the “All-Employee Plan”) was not submitted to Citizens’ shareholders for approval. The 2002 Plan replaced the Third Amended Stock Option Plan which has expired and the Citizens Stock Option Plan for Directors which was terminated. Both of these plans were approved by Citizens’ shareholders and there continue to be options outstanding that were granted under these plans. In connection with the Republic merger in 2006, Citizens assumed Republic’s active stock option plans which had previously been approved by Republic’s shareholders. Citizens has not made any awards under the assumed plans and treats these plans as if they are terminated as to future grants. The following table sets forth, with respect to all of the stock-based compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance, as of December 31, 2009.
Citizens grants incentive and nonqualified stock options, restricted stock, restricted stock units, and performance awards to employees, officers, and directors pursuant to the Stock Compensation Plan (the “Stock Plan”), which was first approved by Citizens’ shareholders in 2002. There are also options outstanding that were granted under the All-Employee Plan, which was not submitted to our shareholders for approval, and under the Third Amended Stock Option Plan and the Citizens Stock Option Plan for Directors, which were approved by our shareholders. No future grants may be made under any of these plans other than the Stock Plan. The following table sets forth, with respect to all of our stock-based compensation plans, (i) the number of shares of common stock to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of outstanding options, and (iii) the number of shares remaining available for future issuance.

At December 31, 2009

			Number of shares
			remaining available for
			future issuance under
	Number of shares to be issued	Weighted-average	equity compensation
	upon exercise of outstanding	exercise price of	plans (excluding shares
Plan Category	options	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,013,248(1)	$26.38	1,349,763(2)

Equity compensation plans not approved by shareholders	53,500(3)	16.66	—

Total	3,066,748	$26.21	1,349,763

(1)	Options for 266,296 Citizens common shares with a weighted-average exercise price of $14.64 per share were outstanding under the assumed Republic plans as of December 31, 2009 and are included in the table.

(2)	Includes 591,441 shares that may be granted under the Stock Plan in the form of restricted stock, restricted stock units or performance shares. Does not include shares that would be available for future grants if the proposed amendment and restatement of the Stock Plan is approved by shareholders.

(3)	Issued under the All-Employee Plan. Under this plan, on May 18, 2000, Citizens granted stock options to all employees who did not receive grants under the then existing but since expired Third Amended Stock Option Plan. Each full-time employee received options for 200 shares of common stock and each part-time employee received options for 100 shares. The $16.66 exercise price of the grant was the market price of the common stock on the grant date. The options became exercisable three years after the date of grant. The options expire ten years from the date of grant. Options for a total of 550,700 shares were granted of which options for 53,500 shares were outstanding as of December 31, 2009.
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
CITIZENS REPUBLIC BANCORP, INC.
(Registrant)

by	/s/ Cathleen H. Nash	Date: March 1, 2010
Cathleen H. Nash
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Charles D. Christy	Executive Vice President and	March 1, 2010
Charles D. Christy	Chief Financial Officer

/s/ Cathleen H. Nash	President and Chief Executive Officer	March 1, 2010
Cathleen H. Nash

/s/ Joseph C. Czopek	Controller and	March 1, 2010
Joseph C. Czopek	Principal Accounting Officer

/s/ Lizabeth A. Ardisana	Director	March 1, 2010
Lizabeth A. Ardisana

/s/ George J. Butvilas	Director	March 1, 2010
George J. Butvilas

/s/ Robert S. Cubbin	Director	March 1, 2010
Robert S. Cubbin

/s/ Richard J. Dolinski	Director	March 1, 2010
Richard J. Dolinski

/s/ Gary J. Hurand	Director	March 1, 2010
Gary J. Hurand

/s/ Dennis J. Ibold	Director	March 1, 2010
Dennis J. Ibold

SIGNATURES (continued)

/s/ Benjamin W. Laird	Director	March 1, 2010
Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	March 1, 2010
Stephen J. Lazaroff

/s/ Kendall B. Williams	Director	March 1, 2010
Kendall B. Williams

/s/ James L. Wolohan	Chairman of the Board	March 1, 2010
James L. Wolohan

/s/ Steven E. Zack	Director	March 1, 2010
Steven E. Zack

EXHIBIT INDEX
The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit
No.	Exhibit
2.2	Agreement and Plan of Merger, dated as of June 26, 2006, by and between Republic Bancorp, Inc. and Citizens Republic Bancorp, Inc. (Citizens’ Form 8-K filed June 30, 2006).

2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed February 2, 2010).

3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of September 17, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

4.2	Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (Citizens’ registration statement on Form S-4, registration no. 333-104472).

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

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.19*	Employment Agreement, dated as of June 26, 2006, by and between Citizens Republic Bancorp, Inc. and William R. Hartman (Citizens’ Current Report on Form 8-K filed June 30, 2006).

10.20*	Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.24*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.25*	Form of Restricted Stock Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.26*	Form of Stock Option Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.28*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.29*	Form of Restricted Stock Agreement (Director Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.31*	Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006 (Citizens’ 2006 Third Quarter Report on Form 10-Q).

10.37*	Form of Restricted Stock Agreement (Employee Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38*	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

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

10.49*	Amendment to Stock Compensation Plan as of December 10, 2008 (Citizens’ 2008 Form 10-K).

10.50*	Letter Agreement dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009).

10.51*	Agreement between Citizens Republic Bancorp, Inc., and William R. Hartman, dated January 22, 2009 (Citizens’ Current Report on Form 8-K filed on January 23, 2009).

10.52*	Form of Long Term Incentive Award Agreement, dated January 29, 2009 (Citizens’ 2009 First Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit
10.53*	Amendment to the Citizens Banking Corporation Stock Compensation Plan, dated February 21, 2007 (Citizens’ 2009 First Quarter Report on Form 10-Q).

10.54*
Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lizabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Dennis J. Ibold, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams, James L. Wolohan, and Steven E. Zack (Citizens’ 2009 Third Quarter Report on Form 10-Q).

10.55*	Amended and Restated Deferred Compensation Plan for Directors.

10.56*	Amended and Restated Deferred Compensation Plan for Executives.

12.1	Statement of ratio of earnings to fixed charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Current management contracts or compensatory plans or arrangements.

[1]	Portions of this exhibit have been omitted pursuant to Citizens’ request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

[THIS PAGE IS INTENTIONALLY LEFT BLANK]