Form 10-Q
period 2010-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2010-05-06
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, No Par Value	394,387,749 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Assets
Cash and due from banks	$148,161	$156,093	$158,199
Money market investments	760,746	686,285	480,656
Investment Securities:
Securities available for sale, at fair value	2,057,599	2,076,794	2,106,298
Securities held to maturity, at amortized cost (fair value of $115,484, $116,368 and $115,962, respectively)	113,259	114,249	115,756

Total investment securities	2,170,858	2,191,043	2,222,054
FHLB and Federal Reserve stock	155,084	155,084	147,584
Portfolio loans:
Commercial and industrial	1,824,801	1,921,755	2,339,028
Commercial real estate	2,768,299	2,811,539	2,927,094

Total commercial	4,593,100	4,733,294	5,266,122
Residential mortgage	877,201	1,025,248	1,194,384
Direct consumer	1,174,726	1,224,182	1,361,958
Indirect consumer	794,183	805,181	802,116

Total portfolio loans	7,439,210	7,787,905	8,624,580
Less: Allowance for loan losses	(322,377)	(338,940)	(279,838)

Net portfolio loans	7,116,833	7,448,965	8,344,742
Loans held for sale	107,772	80,219	89,231
Premises and equipment	108,680	110,703	115,990
Goodwill	318,150	318,150	574,421
Other intangible assets	13,247	14,378	19,377
Bank owned life insurance	216,179	220,190	218,917
Other assets	212,115	214,560	253,183
Assets of discontinued operations	324,097	335,961	357,936

Total assets	$11,651,922	$11,931,631	$12,982,290

Liabilities
Noninterest-bearing deposits	$1,239,352	$1,288,303	$1,144,812
Interest-bearing demand deposits	1,057,094	1,055,290	818,715
Savings deposits	2,533,002	2,460,114	2,588,761
Time deposits	3,651,750	3,697,056	4,155,774

Total deposits	8,481,198	8,500,763	8,708,062
Federal funds purchased and securities sold under agreements to repurchase	30,209	32,900	44,196
Other short-term borrowings	2,920	6,900	13,413
Other liabilities	133,893	124,718	161,176
Long-term debt	1,337,746	1,512,987	2,064,991
Liabilities of discontinued operations	421,562	422,327	423,079

Total liabilities	10,407,528	10,600,595	11,414,917
Shareholders’ Equity
Preferred stock — no par value Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 3/31/10, 12/31/09, and 3/31/09, redemption value of $300 million	273,522	271,990	267,566
Common stock — no par value Authorized - 150,000,000 shares; Issued and outstanding - 394,391,857 at 3/31/10, 394,397,406 at 12/31/09, and 126,298,743 at 3/31/09	1,430,273	1,429,771	1,214,173
Retained (deficit) earnings	(453,910)	(363,632)	121,106
Accumulated other comprehensive loss	(5,491)	(7,093)	(35,472)

Total shareholders’ equity	1,244,394	1,331,036	1,567,373

Total liabilities and shareholders’ equity	$11,651,922	$11,931,631	$12,982,290

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Interest Income
Interest and fees on loans	$101,742	$117,285
Interest and dividends on investment securities:
Taxable	18,261	20,292
Tax-exempt	5,285	6,636
Dividends on FHLB and Federal Reserve stock	1,002	1,360
Money market investments	424	258

Total interest income	126,714	145,831

Interest Expense
Deposits	29,511	44,765
Short-term borrowings	24	84
Long-term debt	15,990	25,501

Total interest expense	45,525	70,350

Net Interest Income	81,189	75,481
Provision for loan losses	101,355	63,485

Net interest (loss) income after provision for loan losses	(20,166)	11,996

Noninterest Income
Service charges on deposit accounts	9,684	9,856
Trust fees	3,795	3,318
Mortgage and other loan income	2,589	3,043
Brokerage and investment fees	933	1,295
ATM network user fees	1,597	1,385
Bankcard fees	2,007	1,834
Losses on loans held for sale	(7,702)	(6,152)
Investment securities gains	6,016	—
Other income	3,474	3,686

Total noninterest income	22,393	18,265
Noninterest Expense
Salaries and employee benefits	29,947	33,030
Occupancy	7,461	7,592
Professional services	2,253	3,093
Equipment	3,072	2,784
Data processing services	4,629	4,194
Advertising and public relations	1,297	1,418
Postage and delivery	1,014	1,491
Other loan expenses	5,974	5,862
Other real estate (ORE) expenses and losses	7,953	8,365
Intangible asset amortization	1,130	2,037
Other expense	13,373	9,190

Total noninterest expense	78,103	79,056

Loss from Continuing Operations Before Income Taxes	(75,876)	(48,795)
Income tax provision (benefit) from continuing operations	147	(3,253)

Loss from Continuing Operations	(76,023)	(45,542)
Discontinued operations:

(Loss) income from discontinued operations (net of income tax)	(8,973)	393
Net Loss	(84,996)	(45,149)
Dividend on redeemable preferred stock	(5,282)	(4,103)

Net Loss Attributable to Common Shareholders	$(90,278)	$(49,252)

Earnings Per Share from Continuing Operations
Basic	$(0.21)	$(0.40)
Diluted	(0.21)	(0.40)
Earnings Per Share from Discontinued Operations
Basic	$(0.02)	$0.01
Diluted	(0.02)	0.01
Net Loss Per Common Share:
Basic	$(0.23)	$(0.39)
Diluted	(0.23)	(0.39)
Average Common Shares Outstanding:
Basic	393,779	125,400
Diluted	393,779	125,400
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp and Subsidiaries

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(45,149)		(45,149)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of ($10,143)					18,838
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of $652					(1,212)
Net change in unrecognized pension and post retirement costs, net of tax effect of $1,887					(3,504)

Other comprehensive income total						14,122

Total comprehensive loss						(31,027)
Cash dividends on preferred stock				(2,625)		(2,625)
Accretion of preferred stock discount	1,478			(1,478)		—
Proceeds from restricted stock activity		312				—
Recognition of stock-based compensation			(275)			(275)
Shares purchased for taxes		(10)	(21)			(21)

Balance — March 31, 2009	$267,566	126,299	$1,214,173	$121,106	$(35,472)	$1,567,373

Balance at December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(84,996)		(84,996)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale					2,299
Net change in unrealized loss on qualifying cash flow hedges					(697)
Net change in unrecognized pension and post retirement costs					—

Other comprehensive income total						1,602

Total comprehensive loss						(83,395)
Accrued dividend on preferred stock				(3,750)		(3,750)
Accretion of preferred stock discount	1,532			(1,532)		—
Proceeds from restricted stock activity		(5)	—			—
Recognition of stock-based compensation			502			502

Balance — March 31, 2010	$273,522	394,392	$1,430,273	$(453,910)	$(5,491)	$1,244,394

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Operating Activities:
Net loss	$(84,996)	$(45,149)
(Loss)/income from discontinued operations, net of tax	(8,973)	393

Loss from continuing operations	(76,023)	(45,542)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	101,355	63,485
Depreciation and software amortization	3,041	2,866
Amortization of intangibles	1,130	2,037
Net decrease (increase) in current and deferred income taxes	147	(3,359)
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(2,054)	(2,690)
Fair value adjustment on loans held for sale and other real estate	6,897	13,153
Discount accretion and amortization of issuance costs on long term debt	133	302
Net amortization (accretion) on investment securities	539	(587)
Investment securities gains	(6,016)	—
Loans originated for sale	(37,909)	(100,288)
Proceeds from loans held for sale	40,537	94,579
Net gains from loan sales	(968)	(2,204)
Net loss on other real estate	1,150	79
Recognition of stock-based compensation	502	(275)
Discontinued operations, net	(7,508)	1,550
Other	7,244	(5,046)

Net cash provided by operating activities	32,197	18,060
Investing Activities:
Net increase in money market investments	(74,460)	(275,052)
Securities available-for-sale:
Proceeds from sales	153,463	—
Proceeds from maturities and payments	306,062	167,446
Purchases	(432,675)	(144,144)
Securities held-to-maturity:
Proceeds from maturities and payments	995	—
Net decrease in loans and leases	188,860	295,700
Proceeds from sales of other real estate	10,281	5,688
Net increase in properties and equipment	(1,018)	(1,550)
Discontinued operations, net	10,131	926

Net cash provided by investing activities	161,639	49,014
Financing Activities:
Net increase in demand and savings deposits	25,740	288,994
Net decrease in time deposits	(45,427)	(211,422)
Net decrease in short-term borrowings	(6,670)	(6,882)
Principal reductions in long-term debt	(174,912)	(128,171)
Cash dividends paid on preferred stock	—	(2,625)
Shares acquired for retirement and purchased for taxes	(498)	(21)
Discontinued operations, net	—	(12,247)

Net cash used by financing activities	(201,767)	(72,374)

Net decrease in cash and due from banks	(7,932)	(5,300)
Cash and due from banks at beginning of period	156,093	163,499

Cash and due from banks at end of period	$148,161	$158,199

Supplemental Cash Flow Information:
Interest paid	$55,832	$72,482
Income tax refund, net	—	(108)
Loans transferred to other real estate owned	12,499	8,786
Loans transferred to held for sale	41,054	—
Held for sale loans transferred to other real estate	—	4,546
Dividend on redeemable preferred stock	1,532	1,478

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2009 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2009 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
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
Discontinued Operations
As a result of the sale of Citizens’ wholly-owned subsidiary, F&M Bank-Iowa (“F&M”) on April 23, 2010, the financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect Citizens’ reported consolidated financial condition or operating results for any of the prior periods.
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”)
Accounting Standard Update (“ASU”)
Statements of Financial Accounting Standards (“SFAS”)
FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about
Fair Value Measurements”
This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-06 was effective for Citizens beginning January 1, 2010, except for certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a significant impact on Citizens’ fair value disclosures.
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (subsequently codified by ASU 2009-17,
Consolidations — Topic 810)
This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 was effective January 1, 2010 for Citizens. The adoption did not have a material impact on Citizens’ financial condition, results of operations, or liquidity.
SFAS No. 166, “Accounting for Transfers of Financial Assets” (subsequently codified by ASU 2009-16,
Transfers and Servicing — Topic 860)
This ASU was issued in response to the FASB’s concerns about certain transfers of financial assets that should not qualify as sales. The most significant amendment resulting from this statement consists of removing the concept of a qualifying special-purpose entity. It also changes the requirements for derecognizing financial assets, and requires additional disclosures as well as more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 was effective January 1, 2010 for Citizens. The adoption did not have a material impact on Citizens’ financial condition, results of operations, or liquidity.
Note 2. Pending Accounting Pronouncements
FASB ASU 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit
Derivatives”
This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. ASU 2010-11 is effective the first fiscal quarter beginning after June 15, 2010, with early adoption permitted at the first fiscal quarter beginning after March 5, 2010. Citizens does not expect the adoption of ASU 2010-11 to have a material impact on Citizens’ financial condition, results of operations or liquidity.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of March 31, 2010 and December 31, 2009 follow:

	March 31, 2010				December 31, 2009

		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$80,653	$82,416	$1,763	$—	$135,793	$138,644	$2,851	$—
Collateralized mortgage obligations	444,518	438,284	5,676	11,910	393,143	382,943	5,138	15,338
Mortgage-backed	1,233,755	1,271,547	38,229	437	1,061,015	1,093,598	33,791	1,208
State and municipal	259,655	264,602	5,767	820	432,795	443,663	11,544	676
Other	740	750	10	—	17,951	17,946	6	11

Total available for sale	$2,019,321	$2,057,599	$51,445	$13,167	$2,040,697	$2,076,794	$53,330	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$113,259	$115,484	$2,563	$338	$114,249	$116,368	$2,531	$412

FHLB and Fed Reserve stock	$155,084	$155,084	$—	$—	$155,084	$155,084	$—	$—

Securities with amortized cost of $1.0 billion at March 31, 2010 and $1.1 billion at December 31, 2009 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at March 31, 2010 and December 31, 2009.
The amortized cost and estimated fair value of debt securities by maturity at March 31, 2010 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2010	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
Federal agencies and state and municipal
Contractual maturity within one year	$114,166	$116,575
After one year through five years	66,267	68,081
After five years through ten years	86,238	88,354
After ten years	73,637	74,008

Subtotal	340,308	347,018
Collateralized mortgage obligations and mortgage-backed	1,678,273	1,709,831
Other	740	750

Total available for sale	$2,019,321	$2,057,599

Securities held to maturity:
State and municipal
After one year through five years	$2,447	$2,569
After five years through ten years	46,703	48,096
After ten years	64,109	64,819

Total held to maturity	$113,259	$115,484

As of March 31, 2010, 172 securities had unrealized losses compared with 202 securities as of December 31, 2009. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of March 31, 2010 and December 31, 2009 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
March 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$63,465	$627	$123,116	$11,283	$186,581	$11,910
Mortgage-backed	159,299	431	243	6	159,542	437
State and municipal	25,339	393	6,288	427	31,627	820

Total available for sale	$248,103	$1,451	$129,647	$11,716	$377,750	$13,167

Securities held to maturity:
State and municipal
Total held to maturity	$14,097	$232	$1,470	$106	$15,567	$338

Total	$262,200	$1,683	$131,117	$11,822	$393,317	$13,505

	Less than 12 Months		More than 12 Months		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$51,983	$452	$146,024	$14,886	$198,007	$15,338
Mortgage-backed	109,134	1,202	251	6	109,385	1,208
State and municipal	29,055	401	9,323	275	38,378	676
Other	—	—	312	11	312	11

Total available for sale	$190,172	$2,055	$155,910	$15,178	$346,082	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$16,778	$284	$1,438	$128	$18,216	$412

Total	$206,950	$2,339	$157,348	$15,306	$364,298	$17,645

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of March 31, 2010, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At March 31, 2010, the whole loan CMOs had a market value of $123.1 million with gross unrealized losses of $11.3 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the March 31, 2010 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at March 31, 2010.
For the three months ended March 31, 2010, Citizens sold $147.6 million of available for sale securities and recorded a gain of $6.0 million. Citizens did not complete any security sales in the first three months of 2009.

Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three months ended March 31, 2010 and 2009 is provided below.

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Allowance for loan losses — beginning of period	$338,940	$252,938

Provision for loan losses	101,355	63,485

Charge-offs:
Commercial and industrial	13,525	8,108
Commercial real estate	15,976	18,977

Total commercial	29,501	27,085
Residential mortgage	80,729	804
Direct consumer	7,528	4,591
Indirect consumer	3,813	5,507

Charge-offs	121,571	37,987

Recoveries:
Commercial	669	124
Commercial real estate	1,319	403

Total commercial	1,988	527
Residential mortgage	583	3
Direct consumer	453	329
Indirect consumer	629	543

Recoveries	3,653	1,402

Net charge-offs	117,918	36,585

Allowance for loan losses — end of period	$322,377	$279,838

Nonperforming loans totaled $413.6 million at March 31, 2010 and $474.5 million at December 31, 2009. Some of Citizens’ nonperforming loans are considered to be impaired when Citizens has determined that it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and their related reserve balances at March 31, 2010 and December 31, 2009 follow.

	Balances		Loan Loss Reserve
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2010	2009	2010	2009

Balances
Impaired loans with loan loss reserve	$226,541	$162,962	$82,215	$52,840
Impaired loans with no loan loss reserve	93,162	141,408	—	—

Total impaired loans	$319,703	$304,370	$82,215	$52,840

Impaired loans on nonaccrual basis	$319,141	$304,370	$82,138	$52,840
Impaired loans on accrual basis	562	—	77	—

Total impaired loans	$319,703	$304,370	$82,215	$52,840

The average balance of impaired loans for the three months ended March 31, 2010 was $312.0 million and $230.3 million for the three months ended March 31, 2009. The increase was primarily due to the continued migration of commercial real estate loans to nonperforming status. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the three months ended March 31, 2010 was $2.1 million compared with $2.0 million for the three months ended March 31, 2009.
Note 5. Goodwill
As a result of announcing the sale of F&M on January 29, 2010, Citizens performed an interim goodwill analysis during the first quarter of 2010. Citizens allocated $12.6 million of goodwill to the discontinued operation and concluded that there is no impairment at this time. Refer to Note 16 for additional information about the discontinued operation.
A summary of goodwill allocated to the lines of business as of March 31, 2010 and December 31, 2009 follows:

	Regional	Wealth	Total
(in thousands)	Banking	Management	Goodwill

Balance at December 31, 2008	$572,620	$1,801	$574,421
Impairment Loss	(256,271)	—	(256,271)

Balance at December 31, 2009 and
March 31, 2010	$316,349	$1,801	$318,150

Note 6. Long-Term Debt
The components of long-term debt as of March 31, 2010 and December 31, 2009 are presented below.

	March 31,	December 31,
(in thousands)	2010	2009

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,811	$16,773
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,104	48,010
Subsidiaries:
FHLB advances	1,142,836	1,318,200
Other borrowed funds	104,221	104,230

Total long-term debt	$1,337,746	$1,512,987

During the first quarter of 2010, Citizens determined to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrued for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of the date of filing this report, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $1.1 million.
Note 7. Income Taxes
The income tax provision for the first quarter of 2010 was $0.1 million, compared with a benefit of $3.3 million for the first quarter of 2009. The increase was primarily due to changes in categories of income such as discontinued operations and other comprehensive income (“OCI”).
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other categories of income. In such a case, pre-tax income from the other categories is included in the calculation of the tax provision for the current year.

The effective tax rate for the first quarter of 2010 was (0.19) %, which includes adjustments for tax-exempt income and the deferred tax asset valuation allowance.
Note 8. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Balance at beginning of period	$(7,093)	$(49,594)
Net unrealized (loss) gain on securities available for sale for the quarter, net of tax effect of ($10,143) in 2009	(3,717)	18,838
Less: Reclassification adjustment for net gains on securities included in net income for the quarter	6,016	—
Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of $652 in 2009	(697)	(1,212)
Net change in unrecognized pension and postretirement costs, net of tax effect of $1,887 in 2009	—	(3,504)

Accumulated other comprehensive loss, net of tax	$(5,491)	$(35,472)

The accumulated net unrealized gain on cash flow hedges was $12.4 million at March 31, 2010 and $13.1 million at December 31, 2009.
Note 9. Fair Values of Assets and Liabilities
Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$148,161	$148,161	$156,093	$156,093
Money market investments	760,746	760,746	686,285	686,285
Securities available for sale	2,057,599	2,057,599	2,076,794	2,076,794
Securities held to maturity	113,259	115,484	114,249	116,368
FHLB and Federal Reserve stock	155,084	155,084	155,084	155,084
Net portfolio loans	7,116,833	6,301,831	7,448,965	6,447,963
Deferred compensation assets	11,247	11,247	11,138	11,138
Loans held for sale	107,772	107,772	80,219	80,219
Accrued interest receivable	39,072	39,072	41,387	41,387
Assets of discontinued operations	324,097	324,097	—	—
Financial liabilities:
Deposits	8,481,198	8,517,946	8,500,763	8,534,799
Short-term borrowings	33,129	33,129	39,800	39,800
Long-term debt	1,337,746	1,375,988	1,512,987	1,565,649
Accrued interest payable	10,197	10,197	9,808	9,808
Liabilities of discontinued operations	421,562	421,562	—	—
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(716)	(5,132)	(913)	(5,185)
Derivative instruments	17,758	17,758	17,959	17,959

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing.
The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below.
Securities Available for Sale. Fair value measurement is based upon quoted prices for similar assets, if available, or matrix pricing models. Matrix pricing is a mathematical technique widely used in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.
Recurring Level 3 securities include auction rate securities issued by student-loan authorities and a taxable municipal Qualified Zone Academy Bond (“QZAB”). Due to the nature of the auction rate securities and the lack of a secondary market with active fair value indicators, Citizens used an income approach based on a discounted cash flow model utilizing significant unobservable inputs (Level 3) in the valuation process to estimate the transaction price between market participants for each group of securities as of the valuation date. The significant assumptions made in this modeling process included the discount rate, the term over which this discount rate would stabilize, and fail rate formulas utilizing assumed interest payments. Due to the current illiquid market for QZAB bonds, Citizens relies on models containing significant unobservable market-based inputs to determine the fair-value of these bonds. The primary unobservable pricing input was the assumption made regarding the ability for market participants to utilize the tax credits associated with this type of instrument.
Securities Held to Maturity. The fair value of securities classified as held to maturity are based upon quoted prices for similar assets, if available, or matrix pricing models.
FHLB and Federal Reserve Stock. The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these investments. These securities are not readily marketable, are recorded at cost (par value), and are evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data is available for these investments. Citizens considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. Citizens believes its investments in FHLB and Federal Reserve stock are ultimately recoverable at par.
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

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair-value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.
Residential Mortgage Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions potential investors would make and are classified as nonrecurring Level 3.
Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. Commercial properties and former branch locations are carried at the lower of cost or market value at the time of acquisition based on the fair value of the underlying collateral, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions potential investors would make and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
Repossessed Assets. Repossessed assets consist of consumer assets acquired to satisfy the consumer’s outstanding delinquent debt. These assets consist of automobiles, boats, recreational vehicles and other personal items. These assets are carried at the lower of cost or market value at the time of acquisition, based on internally developed procedures.
Assets from Discontinued Operations. The fair value of assets from discontinued operations was estimated using exit pricing, which includes other implied intangibles. As a result of the valuation, the assets were written down to their implied fair value utilizing a discounted cash flow model and various unobservable inputs.
Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as loans held for sale, impaired loans, other real estate, and repossessed assets are recorded at fair value on a nonrecurring basis using the lower of cost or market value to determine impairment of individual assets. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined.
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010.

March 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$82,416	$—	$82,416	$—
Collateralized mortgage obligations	438,284	—	438,270	14
Mortgage-backed	1,271,547	—	1,271,547	—
State and municipal	264,602	—	259,371	5,231
Other	750	—	424	326

Total securities available for sale	2,057,599	—	2,052,028	5,571

Other assets:
Derivatives designated as hedging	16,294	—	16,294	—
Derivatives not designated as hedging	32,252	—	32,252	—
Deferred compensation assets	11,247	7,422	3,825	—

Total other assets	59,793	7,422	52,371	—

Total assets at fair value	$2,117,392	$7,422	$2,104,399	$5,571

Other liabilities:
Derivatives not designated as hedging	$30,788	$—	$30,788	$—

Total other liabilities	30,788	—	30,788	—

Total liabilities at fair value	$30,788	$—	$30,788	$—

The following table presents the reconciliation of Level 3 assets held by Citizens at March 31, 2010.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
				Other	Purchases, Sales	Transfers
	December 31,	Recorded in Earnings		Comprehensive	Issuances and	In/(Out)	March 31,
(in thousands)	2009	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3, Net	2010

Securities available for sale
Collateralized mortgage obligations	$15	$—	$—	$—	$(1)	$—	$14
State and municipal	5,353	20	—	25	(167)	—	5,231
Other	323	3	—	—	—	—	326

Total securities available for sale	$5,691	$23	$—	$25	$(168)	$—	$5,571

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of March 31, 2010.

March 31, 2010	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$229,764	$142,351	$—	$—	$142,351
Commercial loans held for sale	18,953	14,202	—	—	14,202
Residential mortgage loans held for sale	117,233	44,286	—	—	44,286
Other real estate	24,841	13,009	—	—	13,009
Repossessed assets	2,708	1,219	—	—	1,219
Assets from discontinued operations	334,277	324,097	—	—	324,097

Total assets	$727,776	$539,164	$—	$—	$539,164

Note 10. Pension Benefit Cost
Citizens recognizes changes in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as adjustments to accumulated other comprehensive income, net of tax. The components of pension expense for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Defined Benefit Pension Plans
Interest cost	$1,039	$1,105
Expected return on plan assets	(1,200)	(1,570)
Prior service cost	8	8
Net actuarial loss	556	335

Net pension cost	403	(122)

Supplemental Pension Plans
Interest cost	188	189
Curtailment loss	—	941
Amortization of unrecognized:
Net actuarial loss	3	3

Net pension cost	191	1,133

Postretirement Benefit Plans
Interest cost	152	152
Amortization of unrecognized:
Prior service cost	(67)	(67)
Net actuarial gain	(8)	(8)

Net postretirement benefit cost	77	77

Total pension and postretirement benefit cost	671	1,088

Defined contribution retirement and 401K Plans
Employer contributions	—	1,305

Total periodic benefit cost	$671	$2,393

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens did not make a cash contribution to the defined benefit pension plan during the first three months of 2010 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first three months of 2010, Citizens contributed $0.1 million to the supplemental pension plans and anticipates that an additional $0.4 million of contributions will be made during the remaining nine months of the year. Citizens contributed $0.1 million to the postretirement benefit plan during the first three months of 2010 and anticipates making an additional $0.3 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction of the expected years of future service for the supplemental pension plan participants.
The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at March 31, 2010. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan. The estimated fair values of Citizens’ pension plan assets at March 31, 2010 are as follows:

March 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Short-term pooled money fund	$1,229	$—	$1,229	$—
Equity securities
Large cap (1)	19,488	—	19,488	—
Mid-cap	5,056	—	5,056	—
Small-cap	7,188	—	7,188	—
International equity	9,566	—	9,566	—
Fixed income securities
Intermediate term fixed (2)	22,682	—	22,682	—

Total	$65,209	$—	$65,209	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. Aggregate grants under the current shareholder approved plan may not exceed 6,000,000 shares, with grants other than stock options further limited to 2,000,000 shares. At March 31, 2010, Citizens had 1,349,763 shares of common stock reserved for future issuance under the current plan. Restrictions on nonvested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan by 18,000,000, removed the 2,000,000 share sublimit noted above and made various other changes.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Stock option compensation	$—	$4
Restricted stock compensation	502	(279)

Stock-based compensation expense before income taxes	502	(275)
Income tax benefit (1)	(176)	96

Total stock-based compensation expense after income taxes	$326	$(179)

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.

During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options exercised for the three months ended March 31, 2010 and 2009. New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three months ended March 31, 2010. As of March 31, 2010, $1.0 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.0 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2010.

		Weighted-Average
		Per Share Grant
	Number of Shares	Date Fair Value
Restricted stock at December 31, 2009	618,759	$6.35
Vested	(463)	9.63
Forfeited	(5,375)	10.21

Restricted stock at March 31, 2010	612,921	$6.31

The total fair value of restricted stock vested during the three months ended March 31, 2010 was less than $0.1 million.
Note 12. Shareholders’ Equity and Earnings Per Share
On September 30, 2009, Citizens completed the settlement of its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 and outstanding 7.50% Enhanced Trust Preferred Securities of Citizens Funding Trust I (the “Exchange Offers”). In aggregate, 268.2 million shares at a fair value of $219.9 million ($0.82 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million.
During the first quarter of 2010, Citizens determined to suspend quarterly cash dividend payments on its Series A Preferred Stock. While Citizens accrued for this obligation, it is currently in arrears in the amount of $3.8 million with the dividend payments on the Series A Preferred Stock as of the date of the filing this report.
Earnings per common share is computed using the two-class method. As of March 31, 2010, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 21,037,084 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Numerator:
Loss from continuing operations	$(76,023)	$(45,542)
Dividend on redeemable preferred stock	(5,282)	(4,103)

Net loss from continuing operations available to common shareholders	(81,305)	(49,645)
(Loss) income from discontinued operations (net of income tax)	(8,973)	393

Net loss attributable to common shareholders	$(90,278)	$(49,252)

Denominator:
Weighted average shares outstanding	394,393	126,198
Less: participating securities included in weighted average shares outstanding	(614)	(798)

Weighted average shares outstanding for basic and dilutive earnings per common share	393,779	125,400

Basic earnings per common share from continuing operations	$(0.21)	$(0.40)

Diluted earnings per common share from continuing operations	$(0.21)	$(0.40)

Basic earnings per common share from discontinued operations	$(0.02)	$0.01

Diluted earnings per common share from discontinued operations	$(0.02)	$0.01

Basic net loss per common share	$(0.23)	$(0.39)

Diluted net loss per common share	$(0.23)	$(0.39)

Note 13. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. A description of each business line is presented below. Selected line of business information for the three months ended March 31, 2010 and 2009 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the Corporation. There are no significant intersegment revenues.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total
Earnings Summary — Three Months Ended March 31, 2010
Net interest income (taxable equivalent)	$64,007	$7,491	$16,477	$154	$(3,583)	$84,546
Provision for loan losses	23,067	35,987	42,301	—	—	101,355

Net interest loss after provision	40,940	(28,496)	(25,824)	154	(3,583)	(16,809)
Noninterest income	15,545	(1,023)	(5,007)	4,783	8,095	22,393
Noninterest expense	52,137	13,242	4,283	3,968	4,473	78,103

Income (loss) from continuing operations before income taxes	4,348	(42,761)	(35,114)	969	39	(72,519)
Income tax provision (taxable equivalent)	1,522	(14,966)	(12,290)	339	28,899	3,504

Net income (loss) from continuing operations	2,826	(27,795)	(22,824)	630	(28,860)	(76,023)
Income (loss) from discontinued operations	983	(89)	162	81	(10,110)	(8,973)

Net income (loss)	$3,809	$(27,884)	$(22,662)	$711	$(38,970)	$(84,996)

Average assets (in millions)	$4,513	$1,861	$1,700	$13	$3,816	$11,903

Earnings Summary — Three Months Ended March 31, 2009 (1)
Net interest income (taxable equivalent)	$65,071	$6,975	$15,151	$119	$(7,724)	$79,592
Provision for loan losses	22,683	15,070	25,732	—	—	63,485

Net interest income after provision	42,388	(8,095)	(10,581)	119	(7,724)	16,107
Noninterest income	16,867	93	(5,780)	4,607	2,478	18,265
Noninterest expense	54,209	13,233	4,371	3,990	3,253	79,056

Income (loss) from continuing operations before income taxes	5,046	(21,235)	(20,732)	736	(8,499)	(44,684)
Income tax provision (taxable equivalent)	1,766	(7,432)	(7,256)	257	13,523	858

Net income (loss) from continuing operations	3,280	(13,803)	(13,476)	479	(22,022)	(45,542)
Income (loss) from discontinued operations	448	(26)	—	55	(84)	393

Net income (loss)	$3,728	$(13,829)	$(13,476)	$534	$(22,106)	$(45,149)

Average assets (in millions)	$5,601	$2,281	$1,707	$11	$3,480	$13,080

(1)	Certain amounts have been reclassified to conform to current year presentation.
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
Amounts available to clients under loan commitments and standby letters of credit follow.

	March 31,	December 31,
(in thousands)	2010	2009
Loan commitments and letters of credit:
Commitments to extend credit	$1,222,477	$1,334,690
Financial standby letters of credit	194,539	228,483
Performance standby letters of credit	7,794	7,546

Total loan commitments and letters of credit	$1,424,810	$1,570,719

At March 31, 2010 and December 31, 2009, a liability of $2.6 million and $3.1 million, respectively, was recorded for possible losses on commitments to extend credit. A liability of $0.8 million and $1.1 million, respectively, was recorded at both March 31, 2010 and December 31, 2009 representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest rate products	$16,294	$17,279	$—	$—

Derivatives not designated as hedging instruments
Interest rate products	32,252	29,775	30,788	29,095

Total derivatives	$48,546	$47,054	$30,788	$29,095

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2010 and December 31, 2009, Citizens had 11 interest rate swaps with an aggregate notional amount of $410.0 million and 13 interest rate swaps with an aggregate notional amount of $460.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2010. During the three months ended March 31, 2009, Citizens recognized a loss of $0.1 million for hedge ineffectiveness attributable to a mismatch between the swap notional amount and the aggregate principal amount of the designated loan pools.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. One swap failed during the first quarter of 2010 and was subsequently terminated in April 2010. Accordingly, the change in fair value of these swaps was recognized directly in earnings. During the three months ended March 31, 2010 and 2009, Citizens recognized a gain/(loss) of $0.1 million and ($0.1) million, respectively, into earnings related to changes in fair value. Additionally, during the three months ended March 31, 2010 and 2009, Citizens recognized gains of $0.2 million and $0.1 million, respectively, in earnings related to net settlements. The fair value of these swaps and their change in fair value during the three months ended March 31, 2010 and 2009, Citizens recognized gains of $0.2 million and $0.1 million, respectively, in earnings related to net settlements. The fair value of these swaps and their change in fair value during the three months ended March 31, 2010 and 2009 are disclosed as “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the three months ended March 31, 2010 and 2009, Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $1.2 million and $0.2 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $6.8 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location
Derivatives			Reclassified in	Reclassified from		Location Recognized
Relationship			Statement of	Accumulated OCI into		in Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$2,554	$1,896	Interest income	$2,052	$3,433
			Other income	1,199	327	Other income	$—	$(78)
Total	$2,554	$1,896		$3,251	$3,760		$—	$(78)
Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2010 and December 31, 2009, Citizens had 7 fair value interest rate swaps with an aggregate notional balance of $335.0 million and 8 fair value interest rate swaps with an aggregate notional balance of $385.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2010 and 2009, Citizens recognized gains of $1.6 million and $2.2 million respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net (reduction)/addition to interest expense of ($0.4) million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
Derivatives	Location in	Three Months Ended		Location in	Three Months Ended
Relationship	Statement of	March 31,		Statement of	March 31,
(in thousands)	Operations	2010	2009	Operations	2010	2009
Fair value hedges:
Interest rate products	Interest expense	$89	$313	Interest expense	$1,524	$1,920
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of March 31, 2010 and December 31, 2009, Citizens had 277 derivative transactions with an aggregate notional amount of $1.0 billion and 284 derivative transactions with an aggregate notional amount of $1.0 billion, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.

		Amount of (Loss) Gain Recognized in Statement
	Location of (Loss)	of Operations
	Gain Recognized in	Three Months Ended
Derivatives Relationship	Statement of	March 31,
(in thousands)	Operations	2010	2009
Derivatives not designated as hedges
Interest rate products	Other income	$(490)	$2,444
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
As of March 31, 2010, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $18.1 million. As of March 31, 2010, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $19.4 million. If credit risk related contingent features underlying these agreements had been triggered as of March 31, 2010, Citizens would not be required to pledge any additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of March 31, 2010, the aforementioned termination value approximated $0.9 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $19.4 million.
Note 16. Discontinued Operations
On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M. As of March 31, 2010, the assets and liabilities and operating results for the discontinued operations were as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Assets
Cash and due from banks	$4,902	$7,045
Money market investments	32,871	19,878
Investment Securities:	161,214	171,115
FHLB and Federal Reserve stock	1,193	1,193
Net portfolio loans	100,789	114,523
Loans held for sale	163	241
Goodwill	12,594	12,594
Other assets	10,371	9,372

Assets of discontinued operations	$324,097	$335,961

Liabilities
Deposits	$410,370	$408,577
Short-term borrowings	8,973	11,263
Long-term debt	500	500
Other liabilities	1,719	1,987

Liabilities of discontinued operations	$421,562	$422,327

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Interest income	$3,494	$3,858
Interest expense	1,459	2,392

Net interest income	2,035	1,466
Provision for loan losses	48	532
Noninterest income	(9,251)	967
Noninterest expense	1,709	1,722
Income tax (benefit) from discontinued operations	—	(214)

Net (loss) income from discontinued operations	$(8,973)	$393

The carrying value of the discontinued operations’ equity exceeded the contractual sales price, therefore during the first quarter of 2010 Citizens recorded a $10.2 million adjustment (included in noninterest income in the above table) to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell.
On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash, subject to a possible adjustment post-closing based on F&M’s net worth at closing.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Summary of Operations (thousands)
Net interest income	$81,189	$81,913	$79,012	$74,043	$75,481
Provision for loan losses	101,355	84,007	77,393	98,935	63,485
Noninterest income (1)	22,393	14,273	10,697	19,898	18,265
Noninterest expense (2)	78,103	81,370	81,466	343,248	79,056
Income tax provision (benefit) from continuing operations	147	(3,811)	(11,187)	(11,004)	(3,253)
Net loss from continuing operations	(76,023)	(65,380)	(57,963)	(337,238)	(45,542)
Discontinued operations (after tax)	(8,973)	651	1,040	(10,175)	393
Net loss	(84,996)	(64,729)	(56,923)	(347,413)	(45,149)
Net loss attributable to common shareholders (3)	(90,278)	(69,981)	(62,147)	(352,609)	(49,252)
Taxable equivalent adjustment, continuing operations	3,357	3,721	3,745	3,997	4,111
Taxable equivalent adjustment, combined	3,556	3,932	3,961	4,220	4,337

Per Common Share Data
Net loss from continuing operations:
Basic	$(0.21)	$(0.18)	$(0.49)	$(2.73)	$(0.40)
Diluted	(0.21)	(0.18)	(0.49)	(2.73)	(0.40)
Discontinued operations:
Basic	$(0.02)	$0.00	$0.01	$(0.08)	$0.01
Diluted	(0.02)	0.00	0.01	(0.08)	0.01
Net income (loss):
Basic	$(0.23)	$(0.18)	$(0.48)	$(2.81)	$(0.39)
Diluted	(0.23)	(0.18)	(0.48)	(2.81)	(0.39)
Common book value	2.46	2.69	2.87	7.57	10.29
Tangible book value	2.28	2.50	2.68	6.95	7.53
Tangible common book value	1.59	1.81	1.99	4.82	5.41
Shares outstanding, end of period (000)	394,392	394,397	394,470	126,258	126,299

At Period End, Continuing Operations (millions)
Assets	$11,328	$11,596	$11,717	$11,931	$12,624
Earning assets	10,595	10,864	10,964	11,207	11,568
Portfolio loans	7,439	7,788	8,097	8,302	8,625
Allowance for loan losses	322	339	336	330	280
Deposits	8,481	8,501	8,389	8,527	8,708
Shareholders’ equity	1,244	1,331	1,403	1,225	1,567

At Period End, Combined (millions)
Assets	$11,652	$11,932	$12,072	$12,288	$12,982
Earning assets	10,890	11,169	11,284	11,534	11,885
Portfolio loans	7,543	7,906	8,217	8,426	8,754
Allowance for loan losses	326	342	340	333	283
Deposits	8,892	8,909	8,792	8,913	9,120
Shareholders’ equity	1,244	1,331	1,403	1,225	1,567

Average for the Quarter, Continuing Operations (millions)
Assets	$11,575	$11,616	$11,773	$12,407	$12,728
Earning assets	10,839	10,874	11,041	11,387	11,657
Portfolio loans	7,654	7,964	8,191	8,478	8,775
Allowance for loan losses	336	337	331	289	258
Deposits	8,544	8,353	8,392	8,590	8,709
Shareholders’ equity	1,323	1,392	1,228	1,557	1,607

Average for the Quarter, Combined (millions)
Assets	$11,903	$11,966	$12,129	$12,774	$13,080
Earning assets	11,135	11,190	11,365	11,711	11,967
Portfolio loans	7,768	8,084	8,311	8,604	8,908
Allowance for loan losses	339	340	334	292	260
Deposits	8,947	8,762	8,786	8,995	9,117
Shareholders’ equity	1,323	1,392	1,228	1,557	1,607

Financial Ratios, Continuing Operations (annualized)
Return on average assets	(2.66)%	(2.23)%	(1.95)%	(10.90)%	(1.45)%
Return on average shareholders’ equity	(23.30)	(18.63)	(18.73)	(86.88)	(11.50)
Average shareholders’ equity / average assets	11.43	11.99	10.43	12.55	12.62
Net interest margin (FTE) (4)	3.14	3.13	2.99	2.75	2.74
Efficiency ratio (5)	73.03	81.45	87.17	88.81	80.79
Allowance for loan losses as a percent of portfolio loans	4.33	4.35	4.15	3.98	3.24
Allowance for loan losses as a percent of nonperforming loans	77.94	71.43	67.16	66.80	65.47
Allowance for loan losses as a percent of nonperforming assets	57.96	57.05	55.40	54.75	50.95
Nonperforming loans as a percent of portfolio loans	5.56	6.09	6.18	5.95	4.96
Nonperforming assets as a percent of portfolio loans plus ORAA	7.43	7.58	7.44	7.22	6.33
Nonperforming assets as a percent of total assets	4.91	5.12	5.18	5.05	4.35
Net loans charged off as a percent of average portfolio loans (annualized)	6.25	4.05	3.46	2.30	1.69

Financial Ratios, Combined (annualized)
Return on average assets	(2.90)%	(2.15)%	(1.86)%	(10.91)%	(1.40)%
Return on average shareholders’ equity	(26.05)	(18.44)	(18.40)	(89.50)	(11.40)
Average shareholders’ equity / average assets	11.11	11.64	10.12	12.19	12.28
Net interest margin (FTE) (4)	3.14	3.13	2.97	2.73	2.73
Efficiency ratio (5)	79.87	80.58	86.48	88.26	80.36
Allowance for loan losses as a percent of portfolio loans	4.32	4.33	4.13	3.96	3.23
Allowance for loan losses as a percent of nonperforming loans	78.61	72.01	67.74	67.25	65.94
Allowance for loan losses as a percent of nonperforming assets	58.48	57.54	55.87	55.13	51.33
Nonperforming loans as a percent of portfolio loans	5.49	6.01	6.10	5.88	4.90
Nonperforming assets as a percent of portfolio loans plus ORAA	7.34	7.48	7.34	7.13	6.25
Nonperforming assets as a percent of total assets	4.78	4.99	5.04	4.92	4.24
Net loans charged off as a percent of average portfolio loans (annualized)	6.16	4.00	3.41	2.30	1.67
Leverage ratio	8.47	9.21	9.63	8.68	9.32
Tier 1 capital ratio	12.12	12.52	12.83	11.81	12.16
Total capital ratio	13.49	13.93	14.23	13.91	14.21

(1)	Noninterest income includes a gain on investment securities of $6.0 million in the first quarter of 2010 and a net loss on debt extinguishment of $15.9 million in the third quarter of 2009.

(2)	Noninterest expense includes a goodwill impairment charge of $256.3 million in the second quarter of 2009.

(3)	Net loss attributable to common shareholders includes the following non-cash items: $5.3 million dividend to preferred shareholders in the first quarter of 2010, $5.2 million in the fourth, third and second quarters of 2009 and $4.1 million in the first quarter of 2009.

(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(5)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense — Goodwill impairment)/(Net interest income + taxable equivalent adjustment + Total fees and other income).

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three months ended March 31, 2010. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2009 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2009 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
Discontinued Operations
As a result of the sale of Citizens’ wholly-owned subsidiary, F&M Bank-Iowa (“F&M”) on April 23, 2010, the financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect Citizens’ reported consolidated financial condition or operating results for any of the prior periods.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the bank subsidiaries depends substantially on developments in those economies. Also, Citizens potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets and certain built-in losses.

•	Citizens’ stock price can be volatile.

•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•	The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the bank subsidiaries’ capital ratios at acceptable levels.

•	Citizens may not be able to attract and retain skilled people. If Citizens were to lose key employees, it may experience a disruption in its relationship with certain customers.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2009 Annual Report on Form 10-K, this Form 10-Q and subsequent Forms 10-Q, which are available at the SEC’s web site www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, income taxes, and derivative financial instruments and hedging activities. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Corporation’s 2009 Annual Report on Form 10-K. For additional information regarding updates during 2010, see Notes 1 and 2 to the unaudited Consolidated Financial Statements in this report.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio, pre-tax pre-provision core operating earnings, net interest margin, and the efficiency ratio. Citizens believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying operational performance of the Corporation, its business, and performance trends and facilitates performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components and to ensure that Citizens’ performance is properly reflected to facilitate period-to-period comparisons. Although Citizens believes the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
Tangible Equity, Tangible Common Equity and Tier 1 Common Equity Ratios
Citizens believes the exclusion of goodwill and other intangible assets to create “tangible assets” and “tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the company’s performance based, in part, on these non-GAAP financial measures. The tangible common equity ratio and Tier 1 common equity ratio have become a focus of some investors and management believes that these ratios may assist investors in analyzing Citizens’ capital position absent the effects of intangible assets and preferred stock. Because tangible common equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. Because analysts and banking regulators may assess Citizens’ capital adequacy using tangible common equity and Tier 1 common equity, Citizens believes that it is useful to provide investors the ability to assess its capital adequacy on the same bases. Tier 1 common equity is often expressed as a percentage of net risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weight assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (net risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity as shown in the Non-GAAP Reconciliation Table below. The amounts disclosed as net risk-weighted assets are calculated consistent with banking regulatory requirements.
Pre-tax Pre-Provision Core Operating Earnings
Pre-tax pre-provision core operating earnings, as defined by management, represents net income (loss) excluding income tax provision (benefit), the provision for loan losses, securities gains/losses, and any impairment charges or special assessments (including goodwill, credit writedowns, fair-value adjustments, and FDIC special assessments). Citizens believes presenting pre-tax pre-provision core operating earnings provides investors with the ability to better understand Citizens’ underlying operating trends separate from the direct effects of impairment charges, net loss on debt extinguishment, occasional securities transactions, credit issues, fair value adjustments, challenges inherent in the real estate downturn and other economic cycle issues and displays a consistent core operating earnings trend before the impact of these challenges. The “Credit Quality” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
Net Interest Margin and Efficiency Ratio
In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. Citizens believes the presentation of net interest margin on a taxable equivalent basis using a 35% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments. See the Selected Quarterly Information Table, the Non-GAAP Reconciliation Table, and the Average Balances/Net Interest Income/Average Rates Table later in this report for additional information.

Non-GAAP Reconciliation (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2010	2009	2009	2009	2009

Efficiency Ratio — Continuing Operations
Net interest income (A)	$81,189	$81,913	$79,012	$74,043	$75,481
Taxable equivalent adjustment (B)	3,357	3,721	3,745	3,997	4,111
Noninterest income (C)	22,393	14,273	10,697	19,898	18,265
Noninterest expense (D)	78,103	81,370	81,466	343,248	79,056
Goodwill impairment (E)	—	—	—	256,272	—
Efficiency ratio: (D-E)/(A+B+C)	73.03%	81.45%	87.17%	88.81%	80.79%

Efficiency Ratio — Combined Operations
Net interest income (A)	$83,224	$83,935	$80,885	$75,601	$76,946
Taxable equivalent adjustment (B)	3,556	3,932	3,961	4,220	4,337
Noninterest income (C)	13,142	15,381	11,842	20,966	19,233
Noninterest expense (D)	79,811	83,197	83,614	355,433	80,778
Goodwill impairment (E)	—	—	—	266,474	—
Efficiency ratio: (D-E)/(A+B+C)	79.87%	80.58%	86.48%	88.26%	80.36%

Ending Balances — Combined Operations (in millions)
Tangible Common Equity to Tangible Assets
Total assets	$11,652	$11,932	$12,072	$12,288	$12,982
Goodwill(1)	(331)	(331)	(331)	(331)	(597)
Other intangible assets	(13)	(14)	(16)	(17)	(19)

Tangible assets (non-GAAP)	$11,308	$11,587	$11,725	$11,940	$12,366

Total shareholders’ equity	$1,244	$1,331	$1,403	$1,225	$1,567
Goodwill(1)	(331)	(331)	(331)	(331)	(597)
Other intangible assets	(13)	(14)	(16)	(17)	(19)

Tangible equity (non-GAAP)	$900	$986	$1,056	$877	$951

Tangible equity	$900	$986	$1,056	$877	$951
Preferred stock	(274)	(272)	(270)	(269)	(268)

Tangible common equity (non-GAAP)	$626	$714	$786	$608	$683

Tier 1 Common Equity
Total shareholders’ equity	$1,244	$1,331	$1,403	$1,225	$1,567
Qualifying capital securities	74	74	74	175	175
Goodwill(1)	(331)	(331)	(331)	(331)	(597)
Accumulated other comprehensive loss	6	7	3	27	35
Other intangible assets	(13)	(14)	(16)	(17)	(19)

Tier 1 capital (regulatory)	$980	$1,067	$1,133	$1,079	$1,161

Tier 1 capital (regulatory)	$980	$1,067	$1,133	$1,079	$1,161
Qualifying capital securities	(74)	(74)	(74)	(175)	(175)
Preferred stock	(274)	(272)	(270)	(269)	(268)

Total Tier 1 common equity (non-GAAP)	$632	$721	$789	$635	$718

Net risk-weighted assets (regulatory)	$8,083	$8,541	$8,835	$9,138	$9,550

Equity to assets	10.68%	11.16%	11.63%	9.97%	12.07%
Tangible equity to tangible assets	7.96	8.51	9.01	7.34	7.69
Tier 1 common equity	7.82	8.47	8.94	6.95	7.52
Tangible common equity to tangible assets	5.54	6.16	6.71	5.09	5.53

(1)	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and goodwill for Discontinued Operations of $12.6 million in the first quarter of 2010, the fourth, third and second quarters of 2009, and $22.8 million in the first quarter of 2009.

Results of Operations
Summary
Citizens reported a net loss from continuing operations of $76.0 million for the three months ended March 31, 2010, compared with a net loss of $45.5 million for the first quarter of 2009. After incorporating the $9.0 million net loss from discontinued operations and the $5.3 million accrued but unpaid dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $90.3 million for the three months ended March 31, 2010, compared with $49.3 million for the first quarter of 2009. Diluted net loss from continued operations per share was $0.21, compared with $0.40 for the first quarter of 2009.
Given recent increases in investor interest for residential real estate in Michigan, lengthening disposition timelines, and projected increases in carrying costs, Citizens decided at the end of the first quarter of 2010 to sell certain nonperforming residential mortgage assets. Citizens recorded credit writedowns that totaled $77.0 million in connection with the transfer of nonperforming residential mortgage loans to loans held for sale and further fair-value reductions on existing nonperforming residential mortgage loans held for sale and residential other real estate (“ORE”).
The following table displays pre-tax pre-provision core operating earnings for each of the last five quarters.

Pre-Tax Pre-Provision Core Operating Earnings	Three Months Ended
		December 31,	September 30,	June 30,	March 31,
(in thousands)	March 31, 2010	2009	2009	2009	2009

Loss from continuing operations	$(76,023)	$(65,380)	$(57,963)	$(337,238)	$(45,542)
Income tax (benefit) from continuing operations	147	(3,811)	(11,187)	(11,004)	(3,253)
Provision for loan losses	101,355	84,007	77,393	98,935	63,485
Goodwill impairment	—	—	—	256,272	—
Net loss on debt extinguishment	—	—	15,929	—	—
Investment securities gains	(6,016)	—	—	(5)	—
FDIC special assessment	—	—	—	5,351	—
Fair-value adjustment on loans held for sale	7,702	8,724	860	4,350	6,152
Fair-value adjustment on ORE	6,763	8,089	3,925	3,308	7,991
Fair-value adjustment on bank owned life insurance	(83)	(19)	(360)	—	235
Fair-value adjustment on swaps	836	1,449	1,018	583	(2,444)

Pre-Tax Pre-Provision Core Operating Earnings	$34,681	$33,059	$29,615	$20,552	$26,624

The increase over the first quarter of 2009 was primarily the result of higher net interest income (due to the increase in net interest margin) and higher noninterest income (due to minor improvements in several categories and higher swap income recognition). Noninterest expense for the first quarter of 2010 was essentially unchanged from the first quarter of 2009 as various expense management initiatives implemented throughout the company during 2009 substantially offset increases in FDIC premiums.
Total assets at March 31, 2010 were $11.7 billion, a decrease of $279.7 million or 2.3% from December 31, 2009 and a decrease of $1.3 billion or 10.2% from March 31, 2009. The declines were primarily due to reductions in total portfolio loans due to lower customer demand, partially offset by higher money market investments. Additionally, the decline from March 31, 2009 was impacted by a non-cash and non-tax-deductible goodwill impairment charge of $256.3 million recorded in the second quarter of 2009. Total deposits at March 31, 2010 were $8.5 billion, essentially unchanged from December 31, 2009 and a decrease of $226.9 million or 2.6% from March 31, 2009. The decrease was primarily the result of planned reductions in brokered deposits, partially offset by public fund clients holding higher balances in transaction accounts to receive unlimited deposit insurance.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base, comprised of approximately 73% deposits, 12% long-term debt, 11% equity, and 4% short-term liabilities and liabilities of discontinued operations. Citizens maintains a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2010 and 2009 is presented below.
Average Balances/Net Interest Income/Average Rates

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$696,016	$424	0.25%	$420,232	$258	0.25%
Investment securities (3):
Taxable	1,756,812	18,261	4.16	1,602,807	20,292	5.06
Tax-exempt	492,968	5,285	6.60	619,236	6,636	6.59
FHLB and Federal Reserve stock	155,084	1,002	2.61	147,584	1,360	3.73
Portfolio Loans (4):
Commercial and industrial	1,874,944	22,047	4.87	2,427,966	27,191	4.62
Commercial real estate	2,791,395	36,049	5.24	2,926,828	38,494	5.34
Residential mortgage	988,859	11,820	4.78	1,223,875	16,759	5.48
Direct consumer	1,201,799	17,921	6.05	1,386,845	20,833	6.09
Indirect consumer	797,482	13,509	6.87	809,025	13,511	6.77

Total portfolio loans	7,654,479	101,346	5.39	8,774,539	116,788	5.41
Loans held for sale (4)	83,972	396	1.90	92,975	497	2.15

Total earning assets (3)	10,839,331	126,714	4.85	11,657,373	145,831	5.19
Nonearning Assets
Cash and due from banks	209,126			166,033
Bank premises and equipment	109,696			116,708
Investment security fair value adjustment	42,462			(10,144)
Other nonearning assets	710,158			1,055,918
Assets of discontinued operations	328,378			352,443
Allowance for loan losses	(335,970)			(258,046)

Total assets	$11,903,181			$13,080,285

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,075,943	814	0.31	$776,025	861	0.45
Savings deposits	2,490,158	4,215	0.69	2,518,525	5,792	0.93
Time deposits	3,709,529	24,482	2.68	4,299,260	38,112	3.60
Short-term borrowings	36,542	24	0.27	59,843	84	0.57
Long-term debt	1,449,748	15,990	4.47	2,116,974	25,501	4.88

Total interest-bearing liabilities	8,761,920	45,525	2.11	9,770,627	70,350	2.92
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,268,583			1,114,910
Other liabilities	134,510			165,007
Liabilities of discontinued operations	415,154			423,106
Shareholders’ equity	1,323,014			1,606,635

Total liabilities and shareholders’ equity	$11,903,181			$13,080,285

Net Interest Income		$81,189			$75,481

Interest Spread (5)			2.74%			2.27%
Contribution of noninterest bearing sources of funds			0.40			0.47

Net Interest Margin (5)(6)			3.14%			2.74%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.4 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
The increase in net interest margin for the first quarter of 2010 as compared with the first quarter of 2009 was primarily the result of expanding commercial and consumer loan spreads, declining deposit costs due to reduced price competition and time deposits repricing at lower rates, and lower interest expense on long-term debt due to the debt exchange in the third quarter of 2009. The increases were partially offset by the effect of replacing the declining loan balances with lower-yielding investment securities and money market investments and the movement of loans to nonperforming status.
The increase in net interest income in the first quarter of 2010 compared with the first quarter of 2009 was primarily the result of the higher net interest margin, partially offset by a $818.0 million decrease in average earning assets. The decline in average earning assets was primarily due to lower loan demand in the current Midwest economic environment, partially offset by an increase in investment securities and money market investments.
The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	2010 compared with 2009
		Increase (Decrease)
	Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$166	$(2)	$168
Investment securities:
Taxable	(2,031)	(3,859)	1,828
Tax-exempt	(1,351)	3	(1,354)
FHLB and Federal Reserve stock	(358)	(424)	66
Loans:
Commercial and industrial	(5,144)	1,303	(6,447)
Commercial real estate	(2,445)	(687)	(1,758)
Residential mortgage loans	(4,939)	(1,967)	(2,972)
Direct consumer	(2,912)	(152)	(2,760)
Indirect consumer	(2)	192	(194)

Total portfolio loans	(15,442)	(1,311)	(14,131)
Loans held for sale	(101)	(55)	(46)

Total	$(19,117)	$(5,648)	$(13,469)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand	$(47)	$(322)	$275
Savings deposits	(1,577)	(1,512)	(65)
Time deposits	(13,630)	(8,869)	(4,761)
Short-term borrowings	(60)	(35)	(25)
Long-term debt	(9,511)	(2,009)	(7,502)

Total	$(24,825)	$(12,747)	$(12,078)

Net Interest Income	$5,708	$7,099	$(1,391)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increase in net interest income in the first quarter of 2010 compared with 2009 reflects rate variances that were favorable in the aggregate, partially offset by volume variances that were unfavorable in the aggregate. The rate variance was primarily the result of declining deposit costs due to reduced price competition and time deposits repricing at lower rates and lower interest expense on long-term debt due to the debt exchange in the third quarter of 2009, partially offset by expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to lower customer demand from credit worthy clients in all loan categories, partially offset by an increase in the investment securities and money market investment portfolios.

Noninterest Income
The components of noninterest income for the three months ended March 31, 2010 and 2009 are presented below.

Noninterest Income	Three Months Ended
	March 31,		Change in 2010
(in thousands)	2010	2009	Amount	Percent

Service charges on deposit accounts	$9,684	$9,856	$(172)	(1.7)%
Trust fees	3,795	3,318	477	14.4
Mortgage and other loan income	2,589	3,043	(454)	(14.9)
Brokerage and investment fees	933	1,295	(362)	(28.0)
ATM network user fees	1,597	1,385	212	15.3
Bankcard fees	2,007	1,834	173	9.4
Losses on loans held for sale	(7,702)	(6,152)	(1,550)	25.2
Investment securities gains	6,016	—	6,016	N/M
Other income	3,474	3,686	(212)	(5.8)

Total noninterest income	$22,393	$18,265	$4,128	22.6

N/M —	Not Meaningful
The increase in noninterest income over the first quarter of 2009 was primarily due to a gain on the sale of investment securities, partially offset by higher losses on loans held for sale. The gain on the sale of investment securities resulted from Citizens selling municipal bonds during the first quarter of 2010. The increase in losses on loans held for sale was primarily the result of additional writedowns to reflect fair-value declines for the underlying collateral.
Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2010 and 2009 are presented below.

Noninterest Expense	Three Months Ended
	March 31,		Change in 2010
(in thousands)	2010	2009	Amount	Percent

Salaries and employee benefits	$29,947	$33,030	$(3,083)	(9.3)%
Occupancy	7,461	7,592	(131)	(1.7)
Professional services	2,253	3,093	(840)	(27.2)
Equipment	3,072	2,784	288	10.3
Data processing services	4,629	4,194	435	10.4
Advertising and public relations	1,297	1,418	(121)	(8.5)
Postage and delivery	1,014	1,491	(477)	(32.0)
Other loan expenses	5,974	5,862	112	1.9
Other real estate (ORE) expenses and losses	7,953	8,365	(412)	(4.9)
Intangible asset amortization	1,130	2,037	(907)	(44.5)
Other expenses	13,373	9,190	4,183	45.5

Total noninterest expense	$78,103	$79,056	$(953)	(1.2)

The decrease in noninterest expense from the first quarter of 2009 was primarily the result of lower salaries and employee benefits as well as a net decline in most other noninterest expense categories, partially offset by an increase in other expense. The decline in salaries and employee benefits was primarily due to lower staffing levels, suspending employer contributions to the 401(k) plan in 2009 and lower pension expense. The net decline in all other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the Corporation. The increase in other expense was primarily the result of higher FDIC premiums. Citizens had 2,042 full-time equivalent employees at March 31, 2010 compared with 2,100 at March 31, 2009.
Income Taxes
The income tax provision for the first quarter of 2010 was $0.1 million, compared with a benefit of $3.3 million for the first quarter of 2009. The increase was primarily the result of changes in categories of income such as discontinued operations and other comprehensive income.

Loss from Discontinued Operations
The loss from discontinued operations of $9.0 million for the first quarter of 2010 was primarily the result of recording a fair-value adjustment related to the assets and liabilities being sold in anticipation of the sale of F&M during the second quarter of 2010.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into five major business segments: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management and Other. For additional information about each line of business, see Note 15 to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and Note 13 to the unaudited Consolidated Financial Statements in this report.
Net income for Regional Banking for the first quarter of 2010 was essentially unchanged from the same period of the prior year as the improvement in noninterest expense was substantially offset by reductions in net interest income and noninterest income as well as a higher provision for loan losses. Noninterest expense declined primarily due to various expense management initiatives implemented throughout the Corporation, partially offset by higher FDIC insurance premiums. Net interest income decreased primarily due to lower customer demand for loans. Noninterest income declined primarily due to lower service charges on deposit accounts. The provision for loan losses increased primarily due to the continued migration of commercial real estate loans to nonperforming status.
Net losses for Specialty Consumer for the first quarter of 2010 increased as compared with the same period of the prior year primarily due to an increase in the provision for loan losses and a decrease in noninterest income. Both variances were the result of the aforementioned credit writedowns associated with nonperforming residential mortgage loans, nonperforming residential mortgage loans held for sale, and residential ORE.
Net losses for Specialty Commercial for the first quarter of 2010 increased as compared with the same period of the prior year primarily due to an increase in the provision for loan losses. The provision for loan losses increased primarily as a result of the continued migration of commercial real estate loans to nonperforming loan status.
Net income for Wealth Management for the first quarter of 2010 was essentially unchanged from the same period of 2009.
Net losses for the Other line of business for the first quarter of 2010 increased as compared with the same period of 2009 primarily as a result of a higher income tax provision and a net loss from discontinued operations, partially offset by higher net interest income and higher noninterest income. The income tax provision increased primarily due to changes in categories of income such as discontinued operations and other comprehensive income. The net loss from discontinued operations was primarily the result of the aforementioned fair-value adjustment related to the sale of F&M. The increase in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily the result of the aforementioned gain on investment sales.
Financial Condition
Total assets at March 31, 2010 were $11.7 billion, a decrease of $279.7 million or 2.3% from December 31, 2009 and a decrease of $1.3 billion or 10.2% from March 31, 2009. The declines were primarily due to reductions in total portfolio loans due to lower customer demand, partially offset by higher money market investments. Additionally, the decline from March 31, 2009 was impacted by a non-cash and non-tax-deductible goodwill impairment charge of $256.3 million recorded in the second quarter of 2009.
Money Market Investments
Money market investments at March 31, 2010 totaled $760.7 million, an increase of $74.5 million or 10.8% over December 31, 2009 and an increase of $280.1 million or 58.3% over March 31, 2009. The increases were primarily the result of holding excess short-term funds with the Federal Reserve as a result of continued strong deposits, coupled with a lower demand for loans from credit-worthy clients.

Investment Securities
Investment securities at March 31, 2010 totaled $2.2 billion, essentially unchanged from December 31, 2009 and a decrease of $51.2 million or 2.3% from March 31, 2009. The decrease from March 31, 2009 was primarily the result of using portfolio cash flow to reduce long-term borrowings. As part of its capital and liquidity strategy, Citizens sold $147.6 million of municipal bonds and used the proceeds to purchase GNMA securities during the first quarter of 2010. This action resulted in a $6.0 million net gain and strengthened Citizens’ capital and liquidity positions by improving the risk profile of the investment portfolio.
Portfolio Loans
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

Loan Portfolios	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2010	2009	2009	2009	2009
Land hold	$39.3	$35.9	$52.0	$54.9	$54.2
Land development	101.0	103.6	124.5	117.8	116.3
Construction	164.4	177.9	214.8	229.5	256.7
Income producing	1,532.1	1,514.0	1,504.1	1,530.8	1,554.1
Owner-occupied	931.5	980.1	986.4	972.8	945.8

Total commercial real estate	2,768.3	2,811.5	2,881.8	2,905.8	2,927.1
Commercial and industrial	1,824.8	1,921.8	2,047.2	2,145.5	2,339.0

Total commercial loans	4,593.1	4,733.3	4,929.0	5,051.3	5,266.1

Residential mortgage	877.2	1,025.2	1,073.3	1,132.2	1,194.4
Direct consumer	1,174.7	1,224.2	1,269.2	1,310.3	1,362.0
Indirect consumer	794.2	805.2	825.3	808.3	802.1

Total consumer loans	2,846.1	3,054.6	3,167.8	3,250.8	3,358.5

Total loans	$7,439.2	$7,787.9	$8,096.8	$8,302.1	$8,624.6

The decreases in total commercial loans from December 31, 2009 and March 31, 2009 were primarily the result of lower customer demand from credit-worthy clients, paydowns as a result of normal client activity, and charge-offs. Also contributing to the decrease from March 31, 2009 was the transfer of nonperforming land hold, land development, and construction loans to loans held for sale during the fourth quarter of 2009. The declines in residential mortgage loans from December 31, 2009 and March 31, 2009 were primarily the result of transferring the aforementioned nonperforming residential mortgage loans to loans held for sale at the end of the first quarter of 2010, paydowns from normal client activity, and charge-offs. More than 90% of new mortgage originations are sold into the secondary market, resulting in minimal new loans being retained in the residential mortgage portfolio. The decreases in direct consumer loans, which are primarily home equity loans, were due to lower consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, fluctuate throughout the year due to seasonal demand. After taking this fluctuation into account, the indirect consumer loan portfolio is essentially unchanged from December 31, 2009 and March 31, 2009.
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
The following tables represent four qualitative aspects of the loan portfolio that illustrate the overall level of quality and risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

•	Commercial Watchlist — Commercial loans that, while still accruing interest, Citizens believes may be at risk due to general economic conditions or changes in a borrower’s financial status and therefore require increased oversight. Watchlist loans that are in nonperforming status are included in the nonperforming assets table below.

•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table below.

•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter.

Delinquency Rates By Loan Portfolio	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
30 to 89 days past due		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$0.6	1.64%	$0.6	1.56%	$1.4	2.61%	$3.5	6.38%	$3.7	6.83%
Land development	3.0	3.00	4.7	4.56	12.0	9.67	1.3	1.10	11.1	9.54
Construction	0.9	0.55	1.7	0.95	12.1	5.64	1.7	0.74	16.7	6.51
Income producing	51.7	3.37	40.8	2.70	44.9	2.98	50.0	3.27	64.2	4.13
Owner-occupied	13.6	1.46	25.0	2.55	24.4	2.47	15.6	1.60	37.4	3.95

Total commercial real estate	69.8	2.52	72.8	2.59	94.8	3.29	72.1	2.48	133.1	4.55
Commercial and industrial	15.1	0.83	16.9	0.88	20.2	0.98	34.0	1.58	45.7	1.95

Total commercial loans	84.9	1.85	89.7	1.90	115.0	2.33	106.1	2.10	178.8	3.39

Residential mortgage	21.5	2.45	22.0	2.14	30.0	2.80	27.7	2.45	25.6	2.15
Direct consumer	21.9	1.86	26.5	2.16	24.1	1.90	22.8	1.74	20.0	1.47
Indirect consumer	14.8	1.86	16.3	2.02	16.3	1.98	14.6	1.81	14.7	1.83

Total consumer loans	58.2	2.05	64.8	2.12	70.4	2.22	65.1	2.00	60.3	1.80
Total loans	$143.1	1.92	$154.5	1.98	$185.4	2.29	$171.2	2.06	$239.1	2.77

The decreases in total delinquencies were primarily the result of continued emphasis on proactively managing delinquent commercial loans.
As part of its overall credit underwriting and review process and loss mitigation strategy, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions decline. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are accruing or nonperforming and included in the other tables in this section. Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to more intensive monitoring and workout activity.

Commercial Watchlist	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
Accruing loans only		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$29.0	73.73%	$24.8	68.99%	$29.0	55.76%	$18.1	32.97%	$15.7	28.97%
Land development	50.4	49.95	86.7	83.66	92.1	73.92	82.0	69.64	60.9	52.33
Construction	54.4	33.07	63.5	35.68	90.4	42.10	90.3	39.35	86.6	33.74
Income producing	523.5	34.17	521.4	34.44	519.3	34.52	458.6	29.96	421.5	27.12
Owner-occupied	237.0	25.44	247.2	25.22	277.2	28.10	274.4	28.21	223.3	23.61

Total commercial real estate	894.3	32.31	943.6	33.56	1,008.0	34.98	923.4	31.78	808.0	27.60
Commercial and industrial	484.7	26.56	473.0	24.61	508.0	24.81	530.3	24.72	478.0	20.44

Total watchlist loans	$1,379.0	30.02	$1,416.6	29.93	$1,516.0	30.76	$1,453.7	28.78	$1,286.0	24.42

The decrease in accruing watchlist loans from December 31, 2009 was primarily the result of proactive credit management actions that downgraded certain commercial real estate loans to nonperforming status and fewer new watchlist loans. The increase over March 31, 2009 was primarily the result of proactive commercial real estate loan rating downgrades over the course of 2009 as Citizens closely monitors borrowers’ repayment capacity in this environment.
Given recent increases in investor interest for residential real estate in Michigan, lengthening disposition timelines, and projected increases in carrying costs, Citizens decided at the end of the first quarter of 2010 to sell certain nonperforming residential mortgage assets. Citizens recorded credit writedowns that totaled $77.0 million as a result of transferring nonperforming residential mortgage loans to loans held for sale and taking further fair-value reductions on existing nonperforming residential mortgage loans held for sale and residential ORE. Citizens expects to sell these assets in a bulk loan sale during the second quarter of 2010. The writedowns were comprised of:
•	Gross charge-offs against the allowance for loan losses of $74.2 million as a result of transferring nonperforming residential mortgage loans to loans held for sale at fair-value, less costs to sell;

•	A fair value writedown of $1.2 million on existing residential mortgage loans held for sale (recorded in noninterest income); and

•	A fair value writedown of $1.6 million on existing residential ORE (recorded in noninterest expense).

	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
Nonperforming Assets		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$4.9	12.49%	$4.8	13.42%	$13.3	25.56%	$13.1	23.86%	$12.0	22.14%
Land development	27.1	26.86	1.0	0.92	13.7	10.96	15.1	12.82	14.6	12.55
Construction	35.2	21.39	25.2	14.19	33.7	15.70	36.0	15.69	26.5	10.32
Income producing	144.0	9.40	121.5	8.02	126.7	8.42	139.4	9.11	116.3	7.48
Owner-occupied	89.0	9.56	83.4	8.51	70.1	7.11	71.3	7.33	66.1	6.99

Total commercial real estate	300.2	10.85	235.9	8.39	257.5	8.94	274.9	9.46	235.5	8.04
Commercial and industrial	69.7	3.82	84.0	4.37	111.5	5.44	91.8	4.28	83.4	3.57

Total nonaccruing commercial loans	369.9	8.05	319.9	6.76	369.0	7.49	366.7	7.26	318.9	6.06

Residential mortgage	17.6	2.01	125.1	12.20	106.0	9.88	102.7	9.07	84.2	7.05
Direct consumer	16.5	1.41	21.3	1.74	21.4	1.68	20.2	1.54	20.9	1.54
Indirect consumer	2.4	0.30	2.6	0.33	2.6	0.31	1.4	0.17	2.0	0.25

Total nonaccruing consumer loans	36.5	1.28	149.0	4.88	130.0	4.10	124.3	3.82	107.1	3.19
Total nonaccruing loans	406.4	5.46	468.9	6.02	499.0	6.16	491.0	5.91	426.0	4.94
Loans 90+ days still accruing	2.4	0.03	3.0	0.04	0.6	0.01	0.8	0.01	1.0	0.01
Restructured loans and still accruing	4.8	0.06	2.6	0.03	1.1	0.01	2.5	0.03	0.4	—

Total nonperforming portfolio loans	413.6	5.56	474.5	6.09	500.7	6.18	494.3	5.95	427.4	4.96
Nonperforming held for sale	95.3		65.2		44.4		54.2		64.5
Other repossessed assets acquired	47.3		54.4		61.9		54.6		57.3

Total nonperforming assets	$556.2		$594.1		$607.0		$603.1		$549.2

Commercial inflows	$124.8		$101.0		$94.1		$133.4		$173.0
Commercial outflows	(74.8)		(150.1)		(92.3)		(85.9)		(80.4)

Net change	$50.0		$(49.1)		$1.8		$47.5		$92.6

The decrease in nonperforming assets from December 31, 2009 was primarily the result of the aforementioned fair-value adjustment and charge-offs on certain residential mortgage assets during the first quarter of 2010, partially offset by an increase in nonperforming commercial real estate loans primarily due to proactive credit management downgrades. Also contributing to the decrease was a decline in commercial and industrial loans due to net charge-offs exceeding new loans migrating to nonperforming status. Total nonperforming assets are essentially unchanged from March 31, 2009. The increase in nonperforming commercial real estate loans, which was due to general economic conditions in the Midwest, was substantially offset by declines in nonperforming commercial and industrial loans, residential mortgage loans, and other repossessed assets acquired.
The nonperforming commercial loan inflows for the first quarter of 2010 included $43.1 million of loans proactively moved to nonperforming status by the respective relationship officer prior to the loans becoming 90 days past due compared with $25.1 million proactively moved during the fourth quarter of 2009. The first quarter of 2010 outflows included $10.2 million in loans that returned to accruing status, $31.0 million in loan payoffs and paydowns, $29.4 million in charged-off loans, and $4.2 million transferred to other repossessed assets acquired.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

					Three Months Ended
	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
Net Charge-Offs		% of		% of		% of		% of		% of
(in millions)	$	Portfolio*	$	Portfolio*	$	Portfolio*	$	Portfolio*	$	Portfolio*
Land hold	$—	—%	$5.6	62.32%	$0.5	3.98%	$0.6	4.38%	$—	—%
Land development	0.1	0.49	9.7	36.97	1.4	4.33	2.4	8.17	6.3	21.97
Construction	—	—	9.5	21.21	0.9	1.62	5.8	10.14	2.0	3.16
Income producing	7.6	2.01	13.2	3.45	24.5	6.47	12.6	3.30	7.8	2.04
Owner-occupied	6.9	3.01	2.5	1.01	4.6	1.85	7.4	3.03	2.4	1.03

Total commercial real estate	14.6	2.13	40.5	5.71	31.9	4.39	28.8	3.97	18.5	2.56
Commercial and industrial	12.9	2.86	22.4	4.63	20.1	3.90	6.8	1.27	8.0	1.39

Total commercial loans	27.5	2.43	62.9	5.27	52.0	4.19	35.6	2.82	26.5	2.04

Residential mortgage	80.1	37.05	6.0	2.33	10.0	3.68	2.2	0.78	0.8	0.27
Direct consumer	7.1	2.44	6.1	1.97	6.1	1.92	6.4	1.95	4.3	1.28
Indirect consumer	3.2	1.63	6.3	3.10	3.2	1.55	4.4	2.18	5.0	2.53

Total consumer loans	90.4	12.88	18.4	2.39	19.3	2.42	13.0	1.60	10.1	1.22
Total net charge-offs	$117.9	6.25	$81.3	4.05	$71.3	3.46	$48.6	2.30	$36.6	1.69

*	Represents an annualized rate.
The increase in net charge-offs over the first quarter of 2009 was primarily the result of the aforementioned charge-offs related to the transfer of certain nonperforming residential mortgage loans to loans held for sale.

A summary of loan loss experience during the three months ended March 31, 2010 and 2009 is provided below.

Analysis of Allowance for Loan Losses	Three Months Ended
	March 31,
(in thousands)	2010	2009
Allowance for loan losses — beginning of period	$338,940	$252,938
Provision for loan losses	101,355	63,485
Charge-offs	121,571	37,987
Recoveries	3,653	1,402

Net charge-offs	117,918	36,585

Allowance for loan losses — end of period	$322,377	$279,838

Portfolio loans outstanding at period end	$7,439,210	$8,624,580
Average portfolio loans outstanding during period	7,654,479	8,774,539
Allowance for loan losses as a percentage of portfolio loans	4.33%	3.24%
Ratio of net charge-offs during period to average portfolio loans (annualized)	6.25	1.69
The increase over March 31, 2009 was primarily the result of an increase in the loss migration rates and extended duration for commercial real estate, residential mortgage and consumer loans. This migration, and Citizens’ evaluation of the underlying collateral fair-values supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at March 31, 2010.
After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The increase in the provision for loan losses over the first quarter of 2009 was primarily due to continued migration of commercial real estate loans to nonperforming loan status and higher net charge-offs, including those related to the aforementioned transfer to loans held for sale.
Loans Held for Sale
Loans held for sale at March 31, 2010 were $107.8 million, an increase of $27.6 million or 34.3% over December 31, 2009 and an increase of $18.5 million or 20.8% over March 31, 2009. The increase over December 31, 2009 was primarily the result of transferring the aforementioned nonperforming residential mortgage loans to loans held for sale, net of related charge-offs. Additionally, the increase over March 31, 2009 reflects the transfer of the aforementioned nonperforming land hold, land development, and construction loans from the loan portfolio at fair-value, less costs to sell. The variance from both prior periods also reflects declines due to customer paydowns, workout activities, writedowns to reflect further fair-value declines for the underlying collateral, and transfers to ORE.
Goodwill
Goodwill at March 31, 2010 was $318.2 million, unchanged from December 31, 2009 and a decrease of $256.3 million or 44.6% from March 31, 2009. The decrease was due to a non-cash and non-tax-deductible goodwill impairment charge recorded in the second quarter of 2009. As a result of the decision to sell F&M, Citizens conducted an interim goodwill impairment assessment during the first quarter of 2010 and concluded that there is no additional impairment at this time. There can be no assurance, however, that future testing will not result in additional material impairment charges due to further developments in the banking industry, financial markets, or Citizens’ markets. See Note 5 to the Consolidated Financial Statements for additional information on goodwill.
Deposits
Total deposits at March 31, 2010 were $8.5 billion, essentially unchanged from December 31, 2009 and a decrease of $226.9 million or 2.6% from March 31, 2009. Core deposits, which exclude all time deposits, totaled $4.8 billion at March 31, 2010, essentially unchanged from December 31 2009 and an increase of $277.2 million or 6.1% over March 31, 2009. The increase over March 31, 2009 was primarily the result of public fund clients holding higher balances in transaction accounts to receive unlimited deposit insurance and retail customers shifting balances from time deposits to core deposits throughout 2009. Time deposits totaled $3.7 billion at March 31, 2010, essentially unchanged from December 31, 2009 and a decrease of $504.0 million or 12.1% from March 31, 2009. The decrease was primarily the result of the shift in funding mix.
Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Citizens had approximately $882.4 million in time deposits of $100,000 or more at March 31, 2010, compared with $931.5 million at December 31, 2009 and $1.1 billion at March 31, 2009. Time deposits greater than $100,000 decreased primarily as a result of a shift in funding mix from customer time deposits to core deposits. At March 31, 2010, Citizens had $918.4 million in brokered deposits, compared with $835.5 million at December 31, 2009 and $933.8 million at March 31, 2009. The increase in brokered deposits is due to a strategic increase in liquidity position aligned with organic deposit growth initiatives. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at March 31, 2010 totaled $33.1 million, a decrease of $6.7 million or 16.8% from December 31, 2009 and a decrease of $24.5 million or 42.5% from March 31, 2009. The decreases were primarily the result of a shift in funding mix to deposits.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to our subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2010 totaled $1.3 billion, a decrease of $175.2 million or 11.6% from December 31, 2009 and a decrease of $727.2 million or 35.2% from March 31, 2009. The decreases were primarily the result of paying down FHLB debt. Additionally, the decrease from March 31, 2009 included the effect of completing Citizens’ exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 and outstanding 7.50% Enhanced Trust Preferred Securities in the third quarter of 2009. See Note 12 to the Consolidated Financial Statements for additional information.
Capital Resources
Shareholders’ equity at March 31, 2010 totaled $1.2 billion, a decrease of $86.6 million or 6.5% from December 31, 2009 and a decrease of $323.0 million or 20.6% from March 31, 2009. The decreases were primarily the result of net losses incurred. The decrease from March 31, 2009 was partially offset by common equity generated in the third quarter of 2009 from the aforementioned exchange offers. Book value per common share at March 31, 2010, December 31, 2009, and March 31, 2009 was $2.46, $2.69, and $10.29, respectively. The decrease in book value per common share from March 31, 2009 was primarily due to the increase in the number of outstanding shares of Citizens common stock as a result of the aforementioned exchange offers.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of March 31, 2010, December 31, 2009 and March 31, 2009 are presented below.

	Regulatory
	Minimum for				Excess Capital
	“Well-	March 31,	December 31,	March 31,	over Minimum
Capital Ratios	Capitalized”	2010	2009	2009	(in millions)
Leverage ratio	5.00%	8.47%	9.21%	9.32%	$400.9
Tier 1 capital ratio	6.00	12.12	12.52	12.16	494.4
Total capital ratio	10.00	13.49	13.93	14.21	281.8
Tier 1 common equity ratio		7.82	8.47	7.52
Tangible equity to tangible assets		7.96	8.51	7.69
Tangible common equity to tangible assets		5.54	6.16	5.53
During the first quarter of 2010, the Holding Company did not purchase any shares of common stock as part of the Corporation’s share repurchase program approved by the Board of Directors in October 2003. Information regarding the Corporation’s share repurchase program is set forth later in this report under Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2009 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Dominion Bond Rating Service, and Fitch Ratings throughout 2009. During the first quarter of 2010, Citizens submitted a letter to Standard & Poor’s requesting that Standard & Poor’s discontinue rating Citizens. Standard & Poor’s subsequently removed the ratings. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.

	Moody’s Investor	Fitch	Dominion Bond
Credit Ratings	Service	Ratings	Rating Service
Citizens Republic Bancorp (Holding Company)
Long-Term Debt	B2	B+	B (high)
Short-Term Debt	Not Prime	B	R-4
Trust Preferred	Caa2	CCC	B

Citizens Bank
Certificate of Deposit	Ba3	BB	BB
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Throughout 2009, the Holding Company chose not to receive dividends from subsidiaries and paid no dividends to its common shareholders. While Citizens elected not to receive any dividends from its subsidiaries, as of April 1, 2010 the subsidiary banks had the capacity to pay dividends of $4.3 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 73% deposits, 12% long-term debt, 11% equity, and 4% short-term liabilities and liabilities of discontinued operations. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 87.7%, 91.6%, and 99.0% at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Also, securities available-for-sale and money market investments can be sold for cash to provide additional liquidity, if necessary. Citizens’ parent company cash totaled $109.8 million at March 31, 2010 as compared with $110.7 million at December 31, 2009. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.
In the fall of 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) initiated the Temporary Liquidity Guarantee Program which, among other things, provided full FDIC deposit insurance coverage on noninterest-bearing transaction accounts and certain interest-bearing transaction accounts paying less than 0.5% interest per annum through its Transaction Account Guarantee Program (“TAGP”). Participation in TAGP was voluntary and if a depository institution joined the program in the fall of 2008 it was committed to the program through December 31, 2009 with subsequent voluntary extensions in six-month intervals. While Citizens joined the TAGP at its inception, due to its significant liquidity levels and the cost of continued participation, Citizens has determined it will opt-out of the TAGP effective July 1, 2010. Citizens’ clients will continue to receive standard deposit insurance coverage through the FDIC’s general deposit insurance fund, which covers deposit balances up to $250,000 per depositor through December 31, 2013.
In light of the net losses over the last several quarters, Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Deferral of these payments, which is permitted pursuant to the underlying documentation, is expected to preserve a total of $4.9 million of cash each quarter, although such amounts will continue to accrue. Citizens has demonstrated it has sufficient cash and liquidity to pay these amounts, but is taking these actions to support and preserve its capital position in light of economic conditions and to lessen the potential need for raising any additional capital. Citizens intends to reevaluate the deferral of these payments periodically and, in consultation with its regulators, will consider reinstating these payments when appropriate.
The Corporation’s long-term debt to equity ratio was 107.5% as of March 31, 2010 compared with 113.7% at December 31, 2009 and 131.7% at March 31, 2009. Changes in deposit obligations and short-term and long-term debt during the first quarter of 2010 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
Interest Rate Risk
Interest rate risk refers to the risk of loss arising from changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow certain of Citizens’ customers and counterparties of the investment and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenues for the Corporation. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.2 billion or 10.6% of total assets as of March 31, 2010 compared with $845.7 million or 7.4% of total assets at December 31, 2009. This position is consistent with the asset sensitive position at December 31, 2009. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with March 31, 2010 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of March 31, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 1.0% and 2.7%, respectively, from what it would be if rates were to remain at March 31, 2010 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at March 31, 2010, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent more exposure to rising interest rates than at December 31, 2009. This is the result of received fixed rate swap maturities moving under one year and the maturity and extension of time deposits. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2009 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” of this Form 10-Q.
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
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2009 Annual Report on Form 10-K. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
As previously disclosed, Citizens received approval from The Nasdaq Stock Market to transfer its common stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market effective March 22, 2010. On April 13, 2010, Citizens received a notice from The Nasdaq Stock Market stating that Citizens has regained compliance with the $1.00 minimum closing bid price requirement for continued listing. As a result, the risk factor in Item 1A of Citizens’ Form 10-K for the year ended December 31, 2009 entitled “If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.” is no longer material and should be disregarded. Other than the foregoing, there have been no material changes to the risk factors set forth in Item 1A of Citizens’ Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(2)
January 2010	174	(1)	0.69	—	1,241,154
February 2010	—		—	—	1,241,154
March 2010	—		—	—	1,241,154

Total	174		0.69	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
The stock repurchase program is discussed in more detail in Note 11 to the Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens has determined to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $3.8 million and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $1.1 million.
Item 6. Exhibits
2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed on February 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.
Date: May 6, 2010	By	/s/ Charles D. Christy
Charles D. Christy
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed on February 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934