Form 10-Q
period 2010-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2010-08-05
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010

Common Stock, No Par Value	396,993,697 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets (Unaudited)
     Citizens Republic Bancorp and Subsidiaries

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
	(unaudited)	(Note 1)	(unaudited)
Assets
Cash and due from banks	$148,084	$156,093	$158,573
Money market investments	621,071	686,285	544,573
Investment Securities:
Securities available for sale, at fair value	2,071,208	2,076,794	2,027,607
Securities held to maturity, at amortized cost (fair value of $115,832, $116,368 and $114,295, respectively)	112,734	114,249	114,248

Total investment securities	2,183,942	2,191,043	2,141,855
FHLB and Federal Reserve stock	157,304	155,084	155,084
Portfolio loans:
Commercial and industrial	1,686,769	1,921,755	2,145,481
Commercial real estate	2,646,241	2,811,539	2,905,795

Total commercial	4,333,010	4,733,294	5,051,276
Residential mortgage	858,920	1,025,248	1,132,236
Direct consumer	1,132,147	1,224,182	1,310,248
Indirect consumer	814,038	805,181	808,311

Total portfolio loans	7,138,115	7,787,905	8,302,071
Less: Allowance for loan losses	(321,841)	(338,940)	(330,217)

Net portfolio loans	6,816,274	7,448,965	7,971,854
Loans held for sale	57,245	80,219	77,084
Premises and equipment	107,405	110,703	114,742
Goodwill	318,150	318,150	318,150
Other intangible assets	12,214	14,378	17,425
Bank owned life insurance	217,113	220,190	219,290
Other assets	195,073	214,560	212,179
Assets of discontinued operations	—	335,961	357,539

Total assets	$10,833,875	$11,931,631	$12,288,348

Liabilities
Noninterest-bearing deposits	$1,269,905	$1,288,303	$1,193,870
Interest-bearing demand deposits	998,676	1,055,290	928,221
Savings deposits	2,526,972	2,460,114	2,563,638
Time deposits	3,426,769	3,697,056	3,840,817

Total deposits	8,222,322	8,500,763	8,526,546
Federal funds purchased and securities sold under agreements to repurchase	30,082	32,900	35,745
Other short-term borrowings	700	6,900	13,829
Other liabilities	151,880	124,718	150,680
Long-term debt	1,211,147	1,512,987	1,936,173
Liabilities of discontinued operations	—	422,327	400,223

Total liabilities	9,616,131	10,600,595	11,063,196
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 6/30/10, 12/31/09, and 6/30/09, redemption value of $300 million	275,084	271,990	269,013
Common stock — no par value
Authorized - 1,050,000,000 shares at 6/30/10 and 12/31/09, 150,000,000 shares at 6/30/09; Issued and outstanding - 396,979,124 at 6/30/10, 394,397,406 at 12/31/09, and 126,257,801 at 6/30/09	1,430,877	1,429,771	1,215,021
Retained deficit	(498,621)	(363,632)	(231,503)
Accumulated other comprehensive income (loss)	10,404	(7,093)	(27,379)

Total shareholders’ equity	1,217,744	1,331,036	1,225,152

Total liabilities and shareholders’ equity	$10,833,875	$11,931,631	$12,288,348

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
     Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$100,980	$112,684	$202,722	$229,969
Interest and dividends on investment securities:
Taxable	18,600	18,398	36,861	38,690
Tax-exempt	3,932	6,407	9,217	13,043
Dividends on FHLB and Federal Reserve stock	1,026	519	2,028	1,879
Money market investments	407	316	831	574

Total interest income	124,945	138,324	251,659	284,155

Interest Expense
Deposits	25,910	40,051	55,421	84,816
Short-term borrowings	17	47	41	131
Long-term debt	14,432	24,183	30,422	49,684

Total interest expense	40,359	64,281	85,884	134,631

Net Interest Income	84,586	74,043	165,775	149,524
Provision for loan losses	70,614	98,935	171,969	162,420

Net interest income (loss) after provision for loan losses	13,972	(24,892)	(6,194)	(12,896)

Noninterest Income
Service charges on deposit accounts	9,971	10,399	19,655	20,255
Trust fees	3,836	3,402	7,631	6,720
Mortgage and other loan income	2,198	3,612	4,787	6,655
Brokerage and investment fees	1,322	1,365	2,255	2,660
ATM network user fees	1,771	1,578	3,368	2,963
Bankcard fees	2,266	2,029	4,273	3,863
Losses on loans held for sale	(8,405)	(4,350)	(16,107)	(10,502)
Investment securities gains	8,051	5	14,067	5
Other income	1,272	1,858	4,746	5,544

Total noninterest income	22,282	19,898	44,675	38,163

Noninterest Expense
Salaries and employee benefits	31,403	34,953	61,350	67,983
Occupancy	6,139	6,529	13,600	14,121
Professional services	2,615	2,760	4,868	5,853
Equipment	2,979	2,983	6,051	5,767
Data processing services	4,767	4,265	9,396	8,459
Advertising and public relations	2,116	2,266	3,413	3,684
Postage and delivery	1,295	1,451	2,309	2,942
Other loan expenses	4,551	6,789	10,525	12,651
Other real estate (ORE) expenses	4,578	4,418	12,531	12,783
Intangible asset amortization	1,034	1,952	2,164	3,989
Goodwill impairment	—	256,272	—	256,272
Other expense	15,533	18,610	28,906	27,800

Total noninterest expense	77,010	343,248	155,113	422,304

Loss from Continuing Operations Before Income Taxes	(40,756)	(348,242)	(116,632)	(397,037)
Income tax expense (benefit) from continuing operations	3,700	(11,326)	3,847	(14,579)

Loss from Continuing Operations	(44,456)	(336,916)	(120,479)	(382,458)
Discontinued Operations:
Income (loss) from discontinued operations (net of income tax)	5,151	(10,497)	(3,822)	(10,104)

Net Loss	(39,305)	(347,413)	(124,301)	(392,562)
Dividend on redeemable preferred stock	(5,406)	(5,196)	(10,688)	(9,299)

Net Loss Attributable to Common Shareholders	$(44,711)	$(352,609)	$(134,989)	$(401,861)

Earnings Per Share from Continuing Operations
Basic	$(0.12)	$(2.73)	$(0.33)	$(3.12)
Diluted	(0.12)	(2.73)	(0.33)	(3.12)
Earnings Per Share from Discontinued Operations
Basic	$0.01	$(0.08)	$(0.01)	$(0.08)
Diluted	0.01	(0.08)	(0.01)	(0.08)

Net Loss Per Common Share:
Basic	$(0.11)	$(2.81)	$(0.34)	$(3.20)
Diluted	(0.11)	(2.81)	(0.34)	(3.20)

Average Common Shares Outstanding:
Basic	393,837	125,459	393,808	125,430
Diluted	393,837	125,459	393,808	125,430
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
     Citizens Republic Bancorp and Subsidiaries

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(124,301)		(124,301)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale,					18,587
net of tax effect of $810
Net change in unrealized loss on qualifying cash flow hedges					(1,090)
Net change in unrecognized pension and post retirement costs					—

Other comprehensive income total						17,497

Total comprehensive loss						(106,804)
Accrued dividend on preferred stock				(7,594)		(7,594)
Accretion of preferred stock discount	3,094			(3,094)		—
Proceeds from stock options exercised and restricted stock activity		2,605				—
Recognition of stock-based compensation			1,129			1,129
Shares purchased for taxes		(23)	(23)			(23)

Balance — June 30, 2010	$275,084	396,979	$1,430,877	$(498,621)	$10,404	$1,217,744

Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(392,562)		(392,562)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of ($16,541)					30,718
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of $2,692					(4,999)
Net change in unrecognized pension and post retirement costs, net of tax efffect of $1,887					(3,504)

Other comprehensive income total						22,215

Total comprehensive loss						(370,347)
Dividends on preferred stock	2,925			(9,299)		(6,374)
Proceeds from stock options exercised and restricted stock activity		307				—
Recognition of stock-based compensation			615			615
Shares purchased for taxes		(46)	(63)			(63)

Balance — June 30, 2009	$269,013	126,258	$1,215,021	$(231,503)	$(27,379)	$1,225,152

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
     Citizens Republic Bancorp and Subsidiaries

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Operating Activities:
Net loss	$(124,301)	$(392,562)
Loss from discontinued operations (net of income tax)	(3,822)	(10,104)

Loss from continuing operations	(120,479)	(382,458)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for loan losses	171,969	162,420
Goodwill impairment	—	256,272
Depreciation and software amortization	6,033	6,010
Amortization of intangibles	2,164	3,989
Net decrease in current and deferred income taxes	2,849	4,306
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(4,569)	(5,272)
Fair value adjustment on loans held for sale and other real estate	10,787	16,310
Amortization of issuance costs on long term debt	263	605
Net amortization (accretion) on investment securities	1,811	(322)
Investment securities gains	(14,067)	(5)
Loans originated for sale	(72,764)	(189,344)
Proceeds from loans held for sale	75,601	192,184
Net gains from loan sales	(1,777)	(4,135)
Net loss on other real estate	2,545	412
Recognition of stock-based compensation	1,129	615
Discontinued operations, net	17,750	1,170
Other	28,591	4,001

Net cash provided by operating activities	107,836	66,758
Investing Activities:
Net decrease (increase) in money market investments	65,214	(338,969)
Securities available-for-sale:
Proceeds from sales	412,402	1,005
Proceeds from maturities and payments	475,311	373,564
Purchases	(884,318)	(262,812)
Securities held-to-maturity:
Proceeds from maturities and payments	1,520	1,508
Net decrease in loans and leases	451,851	562,778
Proceeds from sales of other real estate	26,440	17,397
Net increase in properties and equipment	(2,735)	(3,447)
Net proceeds from sale of discontinued operations	35,369	—
Discontinued operations, net	312,402	(9,044)

Net cash provided by investing activities	893,456	341,980
Financing Activities:
Net (decrease) increase in demand and savings deposits	(8,154)	422,435
Net decrease in time deposits	(270,592)	(526,920)
Net decrease in short-term borrowings	(9,018)	(14,917)
Principal reductions in long-term debt	(301,174)	(252,971)
Cash dividends paid on preferred stock	—	(6,374)
Shares acquired for retirement and purchased for taxes	(23)	(63)
Discontinued operations, net	(420,340)	(34,854)

Net cash used by financing activities	(1,009,301)	(413,664)

Net decrease in cash and due from banks	(8,009)	(4,926)
Cash and due from banks at beginning of period	156,093	163,499

Cash and due from banks at end of period	$148,084	$158,573

Supplemental Cash Flow Information:
Interest paid	$(85,601)	$(138,365)
Income tax (refund) paid, net	165	(14,654)
Loans transferred to other real estate owned	18,094	26,736
Loans transferred to held for sale	40,641	—
Held for sale loans transferred to other real estate	12,941	8,290
Dividend on redeemable preferred stock	3,094	2,925
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2009 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2009 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2003 and 2006, with respect to which there remain $25.8 million and $48.2 million in aggregate liquidation amounts outstanding, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.
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
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)
Accounting Standards Update (“ASU”)
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
FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”
This ASU requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. Citizens does not expect the adoption of ASU 2010-20 to have a material impact on Citizens’ financial condition, results of operations or liquidity.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of June 30, 2010 and December 31, 2009 follow:

	June 30, 2010				December 31, 2009
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$70,501	$71,447	$946	$—	$135,793	$138,644	$2,851	$—
Collateralized mortgage obligations	477,852	483,714	9,978	4,116	393,143	382,943	5,138	15,338
Mortgage-backed	1,237,045	1,284,370	47,330	5	1,061,015	1,093,598	33,791	1,208
State and municipal	226,019	231,131	5,639	527	432,795	443,663	11,544	676
Other	554	546	11	19	17,951	17,946	6	11

Total available for sale	$2,011,971	$2,071,208	$63,904	$4,667	$2,040,697	$2,076,794	$53,330	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$112,734	$115,832	$3,258	$160	$114,249	$116,368	$2,531	$412

FHLB and Fed Reserve stock	$157,304	$157,304	$—	$—	$155,084	$155,084	$—	$—

Securities with amortized cost of $0.9 billion at June 30, 2010 and $1.1 billion at December 31, 2009 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at June 30, 2010 and December 31, 2009.
The amortized cost and estimated fair value of debt securities by maturity at June 30, 2010 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2010	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
Federal agencies and state and municipal
Contractual maturity within one year	$107,734	$109,297
After one year through five years	43,284	44,591
After five years through ten years	81,583	83,945
After ten years	63,919	64,745

Subtotal	296,520	302,578
Collateralized mortgage obligations and mortgage-backed	1,714,897	1,768,084
Other	554	546

Total available for sale	$2,011,971	$2,071,208

Securities held to maturity:
State and municipal
Contractual maturity within one year	$1,203	$1,244
After one year through five years	1,720	1,284
After five years through ten years	50,483	52,831
After ten years	59,328	60,473

Total held to maturity	$112,734	$115,832

As of June 30, 2010, 100 securities had unrealized losses compared with 202 securities as of December 31, 2009. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of June 30, 2010 and December 31, 2009 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
June 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$22,968	$293	$64,607	$3,823	$87,575	$4,116
Mortgage-backed	—	—	235	5	235	5
State and municipal	11,911	183	6,359	344	18,270	527
Other	42	1	119	18	161	19

Total available for sale	$34,921	$477	$71,320	$4,190	$106,241	$4,667

Securities held to maturity:
State and municipal
Total held to maturity	$7,545	$90	$1,516	$70	$9,061	$160

Total	$42,466	$567	$72,836	$4,260	$115,302	$4,827

	Less than 12 Months		More than 12 Months		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$51,983	$452	$146,024	$14,886	$198,007	$15,338
Mortgage-backed	109,134	1,202	251	6	109,385	1,208
State and municipal	29,055	401	9,323	275	38,378	676
Other	—	—	312	11	312	11

Total available for sale	$190,172	$2,055	$155,910	$15,178	$346,082	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$16,778	$284	$1,438	$128	$18,216	$412

Total	$206,950	$2,339	$157,348	$15,306	$364,298	$17,645

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of June 30, 2010, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At June 30, 2010, the whole loan CMOs had a market value of $84.6 million with gross unrealized losses of $7.0 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the June 30, 2010 credit review demonstrated continued strength and no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at June 30, 2010.
For the six months ended June 30, 2010, Citizens sold $397.5 million of available for sale securities and recorded a net gain of $14.1 million, as part of its capital strategy. Citizens sold $147.6 million of available for sale municipals and recorded a net gain of $6.0 million in the first quarter of 2010. During the second quarter of 2010, Citizens sold $223.4 million of adjustable rate mortgage-backed securities resulting in a gain of $12.0 million and $26.5 million of private label CMO bonds with a loss of $3.9 million. The proceeds from the sales were used to purchase GNMA securities which strengthened Citizens’ capital position by improving the risk profile of the investment portfolio. During the first six months of 2009, Citizens completed security sales with proceeds of $1.0 million and recorded a gain of less than $0.1 million.
Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and six months ended June 30, 2010 and 2009 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses — beginning of period	$322,377	$279,838	$338,940	$252,938
Provision for loan losses	70,614	98,935	171,969	162,420
Charge-offs:
Commercial and industrial	12,341	9,845	25,866	17,953
Commercial real estate	51,183	31,098	67,160	50,075

Total commercial	63,524	40,943	93,026	68,028
Residential mortgage	705	2,160	81,434	2,964
Direct consumer	5,907	6,678	13,434	11,269
Indirect consumer	4,028	5,040	7,841	10,547

Charge-offs	74,164	54,821	195,735	92,808

Recoveries:
Commercial	937	3,023	1,606	3,147
Commercial real estate	829	2,316	2,148	2,719

Total commercial	1,766	5,339	3,754	5,866
Residential mortgage	80	4	663	7
Direct consumer	386	317	839	646
Indirect consumer	782	605	1,411	1,148

Recoveries	3,014	6,265	6,667	7,667

Net charge-offs	71,150	48,556	189,068	85,141

Allowance for loan losses — end of period	$321,841	$330,217	$321,841	$330,217

Nonperforming portfolio loans totaled $384.7 million at June 30, 2010 and $474.5 million at December 31, 2009. Some of Citizens’ nonperforming loans are considered to be impaired when Citizens has determined that it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and the allocated allowance for loan losses balances at June 30, 2010 and December 31, 2009 follow.

	Balances		Allowance for Loan Loss
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2010	2009	2010	2009

Balances
Impaired loans with specific allocated allowance	$197,151	$162,962	$73,319	$52,840
Impaired loans without specific allocated allowance	88,335	141,408	—	—

Total impaired loans	$285,486	$304,370	$73,319	$52,840

Impaired loans on nonaccrual basis	$284,927	$304,370	$73,242	$52,840
Impaired loans on accrual basis	559	—	77	—

Total impaired loans	$285,486	$304,370	$73,319	$52,840

The average balance of impaired loans for the three months ended June 30, 2010 was $302.6 million and $309.7 million for the three months ended June 30, 2009. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the three and six months ended June 30, 2010 was $2.8 million and $4.9 million, respectively, compared with $2.9 million and $4.9 million for the three and six months ended June 30, 2009, respectively.
Note 5. Goodwill
As a result of announcing the sale of F&M on January 29, 2010, Citizens performed an interim goodwill analysis during the first quarter of 2010 and concluded that there was no impairment. Goodwill was allocated to F&M based on the relative value of F&M’s regional banking equity compared with the total fair value of equity for the Regional Banking reporting unit. The analysis indicated that approximately 3.8% of the fair value of the Regional Banking unit resided in the Iowa franchise as of January 1, 2010. Therefore, Citizens allocated $12.6 million of goodwill to discontinued operations. Refer to Note 16 for additional information about discontinued operations.
A summary of goodwill allocated to the lines of business as of June 30, 2010 and December 31, 2009 follows:

(in thousands)	Regional Banking	Wealth Management	Total Goodwill

Balance at December 31, 2008	$572,621	$1,801	$574,422
Impairment Loss	(256,272)	—	(256,272)

Balance at December 31, 2009 and June 30, 2010	$316,349	$1,801	$318,150

Note 6. Long-Term Debt
The components of long-term debt as of June 30, 2010 and December 31, 2009 are presented below.

	June 30,	December 31,
(in thousands)	2010	2009

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,851	$16,773
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,195	48,010
Subsidiaries:
Federal Home Loan Bank advances	1,016,116	1,318,200
Other borrowed funds	104,211	104,230

Total long-term debt	$1,211,147	$1,512,987

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrued for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $2.5 million.
Note 7. Income Taxes
The income tax provision for the second quarter of 2010 was $3.7 million, compared with a benefit of $11.3 million for the second quarter of 2009. For the first six months of 2010, the income tax provision totaled $3.8 million, compared with a benefit of $14.6 million for the same period of 2009.
The increases were primarily the result of lower pre-tax losses, changes in other comprehensive income and the provision for alternative minimum tax.
The effective tax rate for the second quarter of 2010 was (9.08)%, compared with 3.25% for the second quarter of 2009. For the first six months of 2010, the effective tax rate was (3.30)%, compared with 3.67% for the same period of 2009. The effective tax rate includes adjustments for tax-exempt income and deferred tax asset valuation allowance.
Note 8. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Balance at beginning of period	$(5,491)	$(35,472)	$(7,093)	$(49,594)
Net unrealized gain on securities available for sale for the quarter, net of tax effect of $810 in 2010 and ($6,397) in 2009, and net unrealized gain on securities for the six months period, net of tax effect of $810 in 2010 and ($16,541) in 2009.	8,237	11,875	4,520	30,713
Less: Reclassification adjustment for net gains on securities included in net income for the quarter and year to date.	8,051	5	14,067	5
Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of $2,039 in 2009 and net change in unrealized loss for the six months period, net of tax effect of $2,692 in 2009.	(393)	(3,787)	(1,090)	(4,999)
Net change in unrecognized pension and postretirement costs, net of tax effect of $1,887 in 2009	—	—	—	(3,504)

Accumulated other comprehensive income (loss), net of tax	$10,404	$(27,379)	$10,404	$(27,379)

The accumulated net unrealized gain on cash flow hedges was $12.0 million at June 30, 2010 and $13.1 million at December 31, 2009.
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
Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.
The estimated fair values of Citizens’ financial instruments follow.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$148,084	$148,084	$156,093	$156,093
Money market investments	621,071	621,071	686,285	686,285
Securities available for sale	2,071,208	2,071,208	2,076,794	2,076,794
Securities held to maturity	112,734	115,832	114,249	116,368
FHLB and Federal Reserve stock	157,304	157,304	155,084	155,084
Net portfolio loans	6,816,274	6,010,385	7,448,965	6,447,963
Deferred compensation assets	9,800	9,800	11,138	11,138
Loans held for sale	57,245	57,245	80,219	80,219
Accrued interest receivable	36,865	36,865	41,387	41,387
Financial liabilities:
Deposits	8,222,322	8,260,015	8,500,763	8,534,799
Short-term borrowings	30,782	30,782	39,800	39,800
Long-term debt	1,211,147	1,272,284	1,512,987	1,565,649
Accrued interest payable	10,091	10,091	9,808	9,808
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(952)	(5,536)	(913)	(5,185)
Derivative instruments	14,113	14,113	17,959	17,959

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the three and six month periods ended June 30, 2010.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair-value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.
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
Repossessed Assets. Repossessed assets consist of consumer assets acquired to satisfy the consumer’s outstanding delinquent debt. These assets consist of automobiles, boats, recreational vehicles and other personal items. These assets are carried at the lower of cost or market value, net of estimated costs to sell, based on internally developed procedures.
Some of the assets and liabilities discussed above are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative instruments and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as loans held for sale, impaired loans, other real estate, and repossessed assets are recorded at fair value on a nonrecurring basis. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined.

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010.

June 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$71,447	$—	$71,447	$—
Collateralized mortgage obligations	483,714	—	483,702	12
Mortgage-backed	1,284,370	—	1,284,370	—
State and municipal	231,131	—	226,247	4,884
Other	546	—	217	329

Total available for sale	2,071,208	—	2,065,983	5,225

Other assets:
Derivatives designated as hedging instruments	14,561	—	14,561	—
Derivatives not designated as hedging instruments	33,385	—	33,385	—
Deferred compensation assets	9,800	6,444	3,356	—

Total other assets	57,746	6,444	51,302	—

Total assets at fair value	$2,128,954	$6,444	$2,117,285	$5,225

Other liabilities:
Derivatives not designated as hedging instruments	$33,833	$—	$33,833	$—

Total other liabilities	33,833	—	33,833	—

Total liabilities at fair value	$33,833	$—	$33,833	$—

There were no transfers between levels within the fair value hierarchy during the three and six month periods ended June 30, 2010. The following table presents the reconciliation of Level 3 assets held by Citizens at June 30, 2010.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers In	Balance at
	Beginning	Recorded in Earnings		Comprehensive	Issuances and	and /or Out	End of
(in thousands)	of Period	Realized (1)	Unrealized	Income (Pretax)	Settlements, Net	of Level 3	Period

Three Months Ended June 30, 2010
Securities available for sale
Collateralized mortgage obligations	$14	$—	$—	$—	$(2)	$—	$12
State and municipal	5,231	75	—	(30)	(392)	—	4,884
Other	326	3	—	—	—	—	329

Total available for sale	$5,571	$78	$—	$(30)	$(394)	$—	$5,225

Six Months Ended June 30, 2010
Securities available for sale
Collateralized mortgage obligations	$15	$—	$—	$—	$(3)	$—	$12
State and municipal	5,353	95	—	(5)	(559)	—	4,884
Other	323	6	—	—	—	—	329

Total available for sale	$5,691	$101	$—	$(5)	$(562)	$—	$5,225

(1)	Recorded through Interest Income on the Statement of Operations.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of June 30, 2010.

June 30, 2010	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$292,921	$155,621	$—	$—	$155,621
Commercial loans held for sale	21,805	13,976	—	—	13,976
Residential mortgage loans held for sale	14,894	4,959	—	—	4,959
Other real estate	18,479	10,409	—	—	10,409
Repossessed assets	3,905	1,640	—	—	1,640

Total assets	$352,004	$186,605	$—	$—	$186,605

Note 10. Pension Benefit Cost
Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. The components of pension expense for the three and six months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Defined Benefit Pension Plans
Interest cost	$1,037	$1,106	$2,077	$2,211
Expected return on plan assets	(1,200)	(1,570)	(2,400)	(3,140)
Amortization of unrecognized:
Prior service cost	8	8	15	15
Net actuarial loss	555	335	1,111	670

Net pension cost	400	(121)	803	(244)

Supplemental Pension Plans
Interest cost	187	127	375	316
Curtailment loss	—	—	—	941
Amortization of unrecognized:
Net actuarial loss	3	2	6	5

Net pension cost	190	129	381	1,262

Postretirement Benefit Plans
Interest cost	152	152	304	304
Amortization of unrecognized:
Prior service cost	(67)	(67)	(134)	(134)
Net actuarial gain	(8)	(8)	(16)	(16)

Net postretirement benefit cost	77	77	154	154

Total pension and postretirement benefit cost	667	85	1,338	1,172

Defined contribution retirement and 401K Plans
Employer contributions	—	666	—	1,971

Total periodic benefit cost	$667	$751	$1,338	$3,143

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement and 401(k) plans. Citizens did not make a cash contribution to the defined benefit pension plan during the first six months of 2010 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first six months of 2010, Citizens contributed $0.2 million to the supplemental pension plans and anticipates that an additional $0.3 million of contributions will be made during the remaining six months of the year. Citizens contributed $0.2 million to the postretirement benefit plan during the first six months of 2010 and anticipates making an additional $0.2 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction of the expected years of future service for the supplemental pension plan participants.
The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at June 30, 2010. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.
The estimated fair values of Citizens’ pension plan assets at June 30, 2010 are as follows:

June 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,199	$—	$2,199	$—
Equity securities
Large cap (1)	15,969	—	15,969	—
Mid-cap	3,993	—	3,993	—
Small-cap	5,877	—	5,877	—
International equity	8,435	—	8,435	—
Fixed income securities
Intermediate term fixed (2)	22,983	—	22,983	—

Total	$59,456	$—	$59,456	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan by 18,000,000, removed the 2,000,000 share sublimit for grants other than stock options and made various other changes. Aggregate grants under the current shareholder approved plan may not exceed 24,000,000 shares. At June 30, 2010, Citizens had 16,611,223 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights.
The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock units, and restricted stock awards included in the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Stock option compensation	$—	$3	$—	$7
Restricted stock compensation	627	887	1,129	608

Stock-based compensation expense before income taxes	627	890	1,129	615
Income tax benefit (1)	(219)	(312)	(395)	(215)

Total stock-based compensation expense after income taxes	$408	$578	$734	$400

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.
During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options exercised for the three and six months ended June 30, 2010 and 2009. New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
There were no stock options granted in the three and six months ended June 30, 2010. As of June 30, 2010, $3.5 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2010.

		Weighted-Average
		Per Share Grant
	Number of Shares	Date Fair Value

Restricted stock at December 31, 2009	618,759	$6.35
Granted	2,738,540	1.22
Vested	(263,417)	5.34
Forfeited	(133,843)	2.47

Restricted stock at June 30, 2010	2,960,039	$1.87

The total fair value of restricted stock vested during the six months ended June 30, 2010 was $0.3 million.
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
During the first quarter of 2010, Citizens decided to suspend quarterly cash dividend payments on its Series A Preferred Stock. While Citizens accrued for this obligation, it is currently in arrears in the amount of $7.6 million with the dividend payments on the Series A Preferred Stock as of June 30, 2010.
Earnings per common share is computed using the two-class method. As of June 30, 2010, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 23,160,590 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Loss from continuing operations	$(44,456)	$(336,916)	$(120,479)	$(382,458)
Dividend on redeemable preferred stock	(5,406)	(5,196)	(10,688)	(9,299)

Net loss from continuing operations available to common shareholders	(49,862)	(342,112)	(131,167)	(391,757)
Income (loss) from discontinued operations (net of income tax)	5,151	(10,497)	(3,822)	(10,104)

Net loss attributable to common shareholders	$(44,711)	$(352,609)	$(134,989)	$(401,861)

Denominator:
Weighted average shares outstanding	396,061	126,283	395,232	126,241
Less: participating securities included in weighted average shares outstanding	(2,224)	(824)	(1,424)	(811)

Weighted average shares outstanding for basic and dilutive earnings per common share	393,837	125,459	393,808	125,430

Basic earnings per common share from continuing operations	$(0.12)	$(2.73)	$(0.33)	$(3.12)

Diluted earnings per common share from continuing operations	$(0.12)	$(2.73)	$(0.33)	$(3.12)

Basic earnings per common share from discontinued operations	$0.01	$(0.08)	$(0.01)	$(0.08)

Diluted earnings per common share from discontinued operations	$0.01	$(0.08)	$(0.01)	$(0.08)

Basic net loss per common share	$(0.11)	$(2.81)	$(0.34)	$(3.20)

Diluted net loss per common share	$(0.11)	$(2.81)	$(0.34)	$(3.20)

Note 13. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and six months ended June 30, 2010 and 2009 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the totals for the Corporation. There are no significant intersegmental revenues.

	Regional	Specialty	Specialty		Wealth
(in thousands)	Banking	Consumer	Commercial		Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2010
Net interest income (taxable equivalent)	$66,057	$8,306	$16,316	$163		$(3,651)	$87,191
Provision for loan losses	19,035	11,026	40,553	—		—	70,614

Net interest income after provision	47,022	(2,720)	(24,237)	163		(3,651)	16,577
Noninterest income	15,871	(4,036)	(3,049)	5,158		8,338	22,282
Noninterest expense	52,336	10,119	4,394	4,488		5,673	77,010

Income (loss) from continuing operations before income taxes	10,557	(16,875)	(31,680)	833		(986)	(38,151)
Income tax expense (taxable equivalent)	3,695	(5,906)	(11,088)	291		19,313	6,305

Net income (loss) from continuing operations	6,862	(10,969)	(20,592)	542		(20,299)	(44,456)
(Loss) income from discontinued operations	(134)	(49)	13	22		5,299	5,151

Net income (loss)	$6,728	$(11,018)	$(20,579)	$564		$(15,000)	$(39,305)

Average assets (in millions)	$4,269	$1,787	$1,596	$14		$3,601	$11,267

Earnings Summary — Three Months Ended June 30, 2009
Net interest income (taxable equivalent)	$66,117	$6,493	$14,928	$145		$(9,643)	$78,040
Provision for loan losses	30,354	21,742	46,839	—		—	98,935

Net interest loss after provision	35,763	(15,249)	(31,911)	145		(9,643)	(20,895)
Noninterest income	16,640	60	(2,558)	4,767		989	19,898
Noninterest expense	316,954	9,687	4,943	4,301		7,363	343,248

(Loss) income from continuing operations before income taxes	(264,551)	(24,876)	(39,412)	611		(16,017)	(344,245)
Income tax benefit (taxable equivalent)	(92,593)	(8,707)	(13,794)	214		107,551	(7,329)

Net (loss) income from continuing operations	(171,958)	(16,169)	(25,618)	397		(123,568)	(336,916)
(Loss) income from discontinued operations	(10,287)	(21)	—	63		(252)	(10,497)

Net (loss) income	$(182,245)	$(16,190)	$(25,618)	$460		$(123,820)	$(347,413)

Average assets (in millions)	$5,369	$2,223	$1,642	$11		$3,529	$12,774

(1)	Certain amounts have been reclassified to conform to current year presentation.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total
Earnings Summary — Six Months Ended June 30, 2010
Net interest income (taxable equivalent)	$130,064	$15,797	$32,793	$318	$(7,234)	$171,738
Provision for loan losses	42,102	47,014	82,853	—	—	171,969

Net interest loss after provision	87,962	(31,217)	(50,060)	318	(7,234)	(231)
Noninterest income	31,416	(5,059)	(8,056)	9,941	16,433	44,675
Noninterest expense	104,473	23,361	8,676	8,456	10,147	155,113

Income (loss) from continuing operations before income taxes	14,905	(59,637)	(66,792)	1,803	(948)	(110,669)
Income tax expense (taxable equivalent)	5,217	(20,873)	(23,377)	631	48,212	9,810

Net income (loss) from continuing operations	9,688	(38,764)	(43,415)	1,172	(49,160)	(120,479)
Income (loss) from discontinued operations	850	(138)	175	102	(4,811)	(3,822)

Net income (loss)	$10,538	$(38,902)	$(43,240)	$1,274	$(53,971)	$(124,301)

Average assets (in millions)	$4,390	$1,824	$1,647	$14	$3,708	$11,583

Earnings Summary — Six Months Ended June 30, 2009
Net interest income (taxable equivalent)	$131,188	$13,468	$30,078	$264	$(17,366)	$157,632
Provision for loan losses	53,037	36,812	72,571	—	—	162,420

Net interest loss after provision	78,151	(23,344)	(42,493)	264	(17,366)	(4,788)
Noninterest income	33,507	152	(8,337)	9,374	3,467	38,163
Noninterest expense	371,163	22,919	9,315	8,291	10,616	422,304

(Loss) income from continuing operations before income taxes	(259,505)	(46,111)	(60,145)	1,347	(24,515)	(388,929)
Income tax benefit (taxable equivalent)	(90,827)	(16,138)	(21,051)	472	121,073	(6,471)

Net (loss) income from continuing operations	(168,678)	(29,973)	(39,094)	875	(145,588)	(382,458)
(Loss) income from discontinued operations	(9,839)	(47)	—	118	(336)	(10,104)

Net (loss) income	$(178,517)	$(30,020)	$(39,094)	$993	$(145,924)	$(392,562)

Average assets (in millions)	$5,483	$2,252	$1,676	$11	$3,504	$12,926

(1)	Certain amounts have been reclassified to conform to current year presentation.
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
Amounts available to clients under loan commitments and standby letters of credit follow.

	June 30,	December 31,
(in thousands)	2010	2009

Loan commitments and letters of credit:
Commitments to extend credit	$1,170,476	$1,334,690
Financial standby letters of credit	190,148	228,483
Performance standby letters of credit	7,539	7,523
Commercial letters of credit	118	23

Total loan commitments and letters of credit	$1,368,280	$1,570,719

At June 30, 2010 and December 31, 2009, a liability of $2.5 million and $3.1 million, respectively, was recorded for possible losses on commitments to extend credit. A liability of $1.1 million was recorded at both June 30, 2010 and December 31, 2009 representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2010	2009	2010	2009

Derivatives designated as hedging instruments Interest rate products	$14,561	$17,279	$—	$—

Derivatives not designated as hedging instruments Interest rate products	33,385	29,775	33,833	29,095

Total derivatives	$47,946	$47,054	$33,833	$29,095

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2010 and December 31, 2009, Citizens had 9 interest rate swaps with an aggregate notional amount of $360.0 million and 13 interest rate swaps with an aggregate notional amount of $460.0 million, respectively, that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Citizens recognized a gain of $0.1 million for the three and six months ended June 30, 2010, and a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.
In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. One swap failed during the first quarter of 2010 and was subsequently terminated in April 2010 and one swap failed during the second quarter of 2010 and was subsequently terminated in June 2010. Accordingly, the change in fair value of these swaps was recognized directly in earnings. Citizens recognized a loss of less than $0.1 million and a gain of less than $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and a gain of $0.1 million and a loss of less than $0.1 million for the six months ended June 30, 2010 and 2009, respectively, related to changes in fair value. No gains were recognized related to net settlements during the three months ended June 30, 2010 and $0.2 million was recognized during the six months ended June 30, 2010. During the three and six months ended June 30, 2009, gains of $0.1 million and $0.2 million, respectively, were recognized related to net settlements. The fair value of these swaps and their change in fair value during the three and six months ended June 30, 2010 and 2009 are disclosed as “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.5 million and $1.7 million for the three and six months ended June 30, 2010, respectively, and $0.2 million for the six months ended June 30, 2009 as a result of the hedged forecasted transactions becoming probable not to occur. Citizens did not accelerate any amounts from accumulated other comprehensive income for the three months ended June 30, 2009. During the next twelve months, Citizens estimates that $5.8 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
			Reclassified	Reclassified from		Recognized
Derivatives Relationship			in Statement	Accumulated OCI into		in Statement
(in thousands)	Recognized in OCI		of Operations	Statement of Operations		of Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$1,989	$(2,452)	Interest income	$1,880	$3,386
			Other income	501	—	Other income	$88	$(73)

Total	$1,989	$(2,452)		$2,381	$3,386		$88	$(73)

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
			Reclassified	Reclassified from		Recognized
Derivatives Relationship			in Statement	Accumulated OCI into		in Statement
(in thousands)	Recognized in OCI		of Operations	Statement of Operations		of Operations	Amount
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$4,543	$(650)	Interest income	$3,932	$6,820
			Other income	1,701	244	Other income	$88	$(152)

Total	$4,543	$(650)		$5,633	$7,064		$88	$(152)

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2010 and December 31, 2009, Citizens had 7 fair value interest rate swaps with an aggregate notional balance of $335.0 million and 8 fair value interest rate swaps with an aggregate notional balance of $385.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2010 and 2009, Citizens recognized gains of $1.9 million, $3.5 million, $0.7 million and $3.0 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $2.2 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009.

	Derivative Contract (Loss) Gain					Hedged Item Gain (Loss)
	Location in	Three Months Ended		Six Months Ended		Location in	Three Months Ended		Six Months Ended
Derivatives Relationship	Statement of	June 30,		June 30,		Statement of	June 30,		June 30,
(in thousands)	Operations	2010	2009	2010	2009	Operations	2010	2009	2010	2009
Fair value hedges:
Interest rate products	Interest expense	$(862)	$(2,929)	$(773)	$(2,616)	Interest expense	$2,722	$3,667	$4,245	$5,587

Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of June 30, 2010 and December 31, 2009, Citizens had 264 derivative transactions with an aggregate notional amount of $868.6 million and 284 derivative transactions with an aggregate notional amount of $1.0 billion, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009.

		Amount of (Loss) Gain Recognized in
		Statement of Operations
	Location of (Loss) Gain	Three Months Ended		Six Months Ended
Derivatives Relationship	Recognized in Statement	June 30,		June 30,
(in thousands)	of Operations	2010	2009	2010	2009
Derivatives not designated as hedges
Interest rate products	Other income	$(267)	$(583)	$(758)	$1,861

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
As of June 30, 2010, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $21.3 million. As of June 30, 2010, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $24.5 million. If credit risk related contingent features underlying these agreements had been triggered as of June 30, 2010, Citizens would not be required to pledge any additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of June 30, 2010, the aforementioned termination value approximated $1.1 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $24.5 million.
Note 16. Discontinued Operations
On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M. F&M served markets with low growth potential outside of Citizens’ primary footprint and generated additional marketing costs to maintain the separate branding. Therefore, Citizens decided to sell F&M at a price which represented approximately 25 times

F&M’s average earnings and 1.10 times its tangible book value. On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. As a result, the sale proceeds improved the Holding Company’s capital and liquidity positions in a manner that was non-dilutive to Citizens’ shareholders. Additionally, Citizens will not have a continuing cash flow from F&M. As of the transaction sale date, the assets and liabilities of F&M were removed from Citizens consolidated balance sheet. The assets and liabilities for the discontinued operations as of December 31, 2009 were as follows:

December 31,
(in thousands)	2009

Assets
Cash and due from banks	$7,045
Money market investments	19,878
Investment securities	171,115
FHLB and Federal Reserve stock	1,193
Net portfolio loans	114,523
Loans held for sale	241
Goodwill	12,594
Other assets	9,372

Assets of discontinued operations	$335,961

Liabilities
Deposits	$408,577
Short-term borrowings	11,263
Long-term debt	500
Other liabilities	1,987

Liabilities of discontinued operations	$422,327

The operating results for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Interest income	$915	$3,809	$4,409	$7,667
Interest expense	385	2,251	1,844	4,643

Net interest income	530	1,558	2,565	3,024
Provision for loan losses	560	1,027	608	1,560
Noninterest income	5,993	1,069	(3,258)	2,037
Noninterest expense	482	12,186	2,191	13,908
Income tax expense (benefit) from discontinued operations	330	(89)	330	(303)

Net income (loss) from discontinued operations	$5,151	$(10,497)	$(3,822)	$(10,104)

The loss from discontinued operations for the six months ended June 30, 2010 included a net loss of $4.5 million related to the sale of F&M (recorded in noninterest income). During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price, therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell. In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date. The loss from discontinued operations for the six months ended June 30, 2009 was primarily the result of a $10.2 million goodwill impairment charge recorded in the second quarter of 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Summary of Operations (thousands)
Net interest income	$84,586	$81,189	$81,913	$79,012	$74,043
Provision for loan losses	70,614	101,355	84,007	77,393	98,935
Noninterest income (1)	22,282	22,393	14,274	10,696	19,898
Noninterest expense (2)	77,010	78,103	81,369	81,466	343,248
Income tax expense (benefit) from continuing operations	3,700	147	(3,307)	(11,747)	(11,326)
Loss from continuing operations	(44,456)	(76,023)	(65,883)	(57,403)	(336,916)
Income (loss) from discontinued operations (net of income tax)	5,151	(8,973)	1,155	480	(10,497)
Net loss	(39,305)	(84,996)	(64,729)	(56,923)	(347,413)
Net loss attributable to common shareholders (3)	(44,711)	(90,278)	(69,981)	(62,147)	(352,609)
Taxable equivalent adjustment, continuing operations	2,605	3,357	3,721	3,745	3,997
Taxable equivalent adjustment, combined	2,656	3,556	3,932	3,961	4,220

Per Common Share Data
Net loss from continuing operations:
Basic	$(0.12)	$(0.21)	$(0.18)	$(0.49)	$(2.73)
Diluted	(0.12)	(0.21)	(0.18)	(0.49)	(2.73)
Discontinued operations:
Basic	$0.01	$(0.02)	$0.00	$0.01	$(0.08)
Diluted	0.01	(0.02)	0.00	0.01	(0.08)
Net loss:
Basic	$(0.11)	$(0.23)	$(0.18)	$(0.48)	$(2.81)
Diluted	(0.11)	(0.23)	(0.18)	(0.48)	(2.81)
Common book value	2.37	2.46	2.69	2.87	7.57
Tangible book value	2.24	2.28	2.50	2.68	6.95
Tangible common book value	1.54	1.59	1.81	1.99	4.82
Shares outstanding, end of period (000)	396,979	394,392	394,397	394,470	126,258

At Period End, Continuing Operations (millions)
Assets	$10,834	$11,328	$11,596	$11,717	$11,931
Earning assets	10,098	10,595	10,864	10,964	11,207
Portfolio loans	7,138	7,439	7,788	8,097	8,302
Allowance for loan losses	322	322	339	336	330
Deposits	8,222	8,481	8,501	8,389	8,527
Shareholders’ equity	1,218	1,244	1,331	1,403	1,225

At Period End, Combined (millions)
Assets	$10,834	$11,652	$11,932	$12,072	$12,288
Earning assets	10,098	10,890	11,169	11,284	11,534
Portfolio loans	7,138	7,543	7,906	8,217	8,426
Allowance for loan losses	322	326	342	340	333
Deposits	8,222	8,892	8,909	8,792	8,913
Shareholders’ equity	1,218	1,244	1,331	1,403	1,225

Average for the Quarter, Continuing Operations (millions)
Assets	$11,156	$11,575	$11,616	$11,773	$12,407
Earning assets	10,432	10,839	10,874	11,041	11,387
Portfolio loans	7,318	7,654	7,964	8,191	8,478
Allowance for loan losses	322	336	337	331	289
Deposits	8,431	8,544	8,353	8,392	8,590
Shareholders’ equity	1,239	1,323	1,392	1,228	1,557

Average for the Quarter, Combined (millions)
Assets	$11,267	$11,903	$11,966	$12,129	$12,774
Earning assets	10,535	11,135	11,190	11,365	11,711
Portfolio loans	7,344	7,768	8,084	8,311	8,604
Allowance for loan losses	323	339	340	334	292
Deposits	8,535	8,947	8,762	8,786	8,995
Shareholders’ equity	1,239	1,323	1,392	1,228	1,557

Financial Ratios, Continuing Operations (annualized)
Return on average assets	(1.60)%	(2.66)%	(2.25)%	(1.93)%	(10.89)%
Return on average shareholders’ equity	(14.40)	(23.30)	(18.77)	(18.55)	(86.80)
Average shareholders’ equity / average assets	11.10	11.43	11.99	10.43	12.55
Net interest margin (FTE) (4)	3.35	3.14	3.13	2.99	2.75
Efficiency ratio (non-GAAP) (5)	75.93	77.39	81.45	87.17	88.81
Allowance for loan losses as a percent of portfolio loans	4.51	4.33	4.35	4.15	3.98
Allowance for loan losses as a percent of nonperforming loans	83.67	77.94	71.43	67.16	66.80
Allowance for loan losses as a percent of nonperforming assets	68.11	57.96	57.05	55.40	54.75
Nonperforming loans as a percent of portfolio loans	5.39	5.56	6.09	6.18	5.95
Nonperforming assets as a percent of total loans plus ORAA(6)	6.53	7.32	7.50	7.38	7.15
Nonperforming assets as a percent of total assets	4.36	4.91	5.12	5.18	5.05
Net loans charged off as a percent of average portfolio loans (annualized)	3.90	6.25	4.05	3.46	2.30

Financial Ratios, Combined (annualized)
Return on average assets	(1.40)%	(2.90)%	(2.15)%	(1.86)%	(10.91)%
Return on average shareholders’ equity	(12.73)	(26.05)	(18.44)	(18.40)	(89.50)
Average shareholders’ equity / average assets	10.99	11.11	11.64	10.12	12.19
Net interest margin (FTE) (4)	3.34	3.14	3.13	2.97	2.73
Efficiency ratio (non-GAAP) (5)	71.75	84.99	80.58	86.48	88.27
Allowance for loan losses as a percent of portfolio loans	4.51	4.32	4.33	4.13	3.96
Allowance for loan losses as a percent of nonperforming loans	83.67	78.61	72.01	67.74	67.25
Allowance for loan losses as a percent of nonperforming assets	68.11	58.48	57.54	55.87	55.13
Nonperforming loans as a percent of portfolio loans	5.39	5.49	6.01	6.10	5.88
Nonperforming assets as a percent of total loans plus ORAA(6)	6.53	7.24	7.40	7.29	7.07
Nonperforming assets as a percent of total assets	4.36	4.78	4.99	5.04	4.92
Net loans charged off as a percent of average portfolio loans (annualized)	3.89	6.16	4.00	3.41	2.30
Leverage ratio	8.72	8.47	9.21	9.63	8.68
Tier 1 capital ratio	12.79	12.12	12.52	12.83	11.81
Total capital ratio	14.17	13.49	13.93	14.23	13.91

(1)	Noninterest income includes a gain on investment securities of $8.1 million and $6.0 million in the first and second quarter of 2010, respectively and a net loss on debt extinguishment of $15.9 million in the third quarter of 2009.

(2)	Noninterest expense includes a goodwill impairment charge of $256.3 million in the second quarter of 2009.

(3)	Net loss attributable to common shareholders includes the following non-cash items: $5.4 million and $5.3 million dividend to preferred shareholders in the first and second quarter of 2010, respectively and $5.2 million in the fourth, third and second quarters of 2009.

(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(5)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense — Goodwill impairment)/(Net interest income + taxable equivalent adjustment + Total noninterest income — Securities gains(losses)).

(6)	Includes loans held for sale.

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and six months ended June 30, 2010. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2009 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2009 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the bank subsidiaries depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets and certain built-in losses.

•	Citizens’ stock price can be volatile.

•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.

•	If Citizens’ common stock fails to meet the listing requirements of Nasdaq and is delisted from trading on the Nasdaq, the market price of its common stock could be adversely affected.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•	The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the bank subsidiaries’ capital ratios at acceptable levels.

•	Citizens may not be able to attract and retain skilled people. If Citizens were to lose key employees, it may experience a disruption in its relationship with certain customers.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
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
Recent Legislative Developments
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on Citizens’ business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, income taxes, and derivative financial instruments and hedging activities. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2009 Annual Report on Form 10-K. For additional information regarding updates during 2010, see Notes 1 and 2 to the unaudited Consolidated Financial Statements in this report.
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio, pre-tax pre-provision profit, net interest margin, and the efficiency ratio. Citizens believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance of Citizens, its business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that Citizens’ performance is properly reflected to facilitate consistent period-to-period comparisons. Although Citizens believes the above non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
Tangible Equity, Tangible Common Equity and Tier 1 Common Equity Ratios (non-GAAP financial measures)
Citizens believes the exclusion of goodwill and other intangible assets to create “tangible assets” and “tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the company’s performance based, in part, on these non-GAAP financial measures. The tangible common equity ratio and Tier 1 common equity ratio have become a focus of some investors and management believes that these ratios may assist investors in analyzing Citizens’ capital position absent the effects of intangible assets and preferred stock. Because tangible common equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. Because analysts and banking regulators may assess Citizens’ capital adequacy using tangible common equity and Tier 1 common equity, Citizens believes that it is useful to provide investors the ability to assess its capital adequacy on the same bases. Tier 1 common equity is often expressed as a percentage of net risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weight assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (net risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity as shown in the Non-GAAP Reconciliation Table below. The amounts disclosed as net risk-weighted assets are calculated consistent with banking regulatory requirements.
Pre-tax Pre-Provision Profit (non-GAAP financial measure)
Pre-tax pre-provision profit (“PTPP”), as defined by management, represents total revenue (total net interest income and noninterest income) excluding any securities gains/losses, and fair-value adjustments on loans held for sale, interest rate swaps, or bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair-value adjustments and special assessments. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the consolidated statement of income. While noninterest income and noninterest expense are adjusted for the specific items listed above, these adjustments represent the excluded items in their entirety.
While Citizens acknowledges that the income tax (benefit) expense, the provision for loan losses, and the excluded items identified above are recurring expenses, Citizens believes that PTPP is a useful financial measure as it enables investors and others to assess its earnings power irrespective of where it is relative to the credit cycle. Presenting

PTPP provides investors with information to better understand Citizens’ ability to generate sufficient capital to cover credit losses and other credit-related and/or impairment charges through the peak of the credit cycle. As recent results for the banking industry demonstrate, loan charge-offs, related credit provision, and credit writedowns can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability all the more important to investors. The “Credit Quality” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
Additionally, a portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2009 and 2010 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key value driver for its business and a particularly valuable measure during challenging credit cycles. Based on 2009 full-year results, the total cash compensation award linked to PTPP was $0.1 million. Additionally during 2009, approximately 234,000 shares of restricted stock were granted which vest only if both the PTPP performance condition and the net income performance condition are met. Based on 2010 full year results, the total potential cash compensation award linked to PTPP is $0.8 million, payable in early 2011. Additionally, during 2010, approximately 757,000 shares of restricted stock were granted which has a two-year vesting period based on PTPP results. The 2010 grants are designed so that this portion of compensation does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.
Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)
In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. Citizens believes the presentation of net interest margin on a taxable equivalent basis using a 35% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments. See the Selected Quarterly Information Table, the Non-GAAP Reconciliation Table, and the Average Balances/Net Interest Income/Average Rates Table later in this report for additional information.

Non-GAAP Reconciliation (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2010	2010	2009	2009	2009
Efficiency Ratio — Continuing Operations
Net interest income (A)	$84,586	$81,189	$81,913	$79,012	$74,043
Taxable equivalent adjustment (B)	2,605	3,357	3,721	3,745	3,997
Securities gain (C)	8,051	6,016	—	—	5
Noninterest income (D)	22,282	22,393	14,274	10,696	19,898
Noninterest expense (E)	77,010	78,103	81,369	81,466	343,248
Goodwill impairment (F)	—	—	—	—	256,272
Efficiency ratio: (E-F)/(A+B-C+D) (non-GAAP)	75.93%	77.39%	81.45%	87.17%	88.81%

Efficiency Ratio — Combined Operations
Net interest income (A)	$85,115	$83,224	$83,935	$80,885	$75,601
Taxable equivalent adjustment (B)	2,656	3,556	3,932	3,961	4,220
Securities gain (C)	8,051	6,016	—	—	5
Noninterest income (D)	28,275	13,142	15,381	11,842	20,966
Noninterest expense (E)	77,492	79,811	83,197	83,614	355,433
Goodwill impairment (F)	—	—	—	—	266,474
Efficiency ratio: (E-F)/(A+B-C+D) (non-GAAP)	71.75%	84.99%	80.58%	86.48%	88.27%

Ending Balances — Combined Operations (in millions)
Tangible Common Equity to Tangible Assets
Total assets	$10,834	$11,652	$11,932	$12,072	$12,288
Goodwill(1)	(318)	(331)	(331)	(331)	(331)
Other intangible assets	(12)	(13)	(14)	(16)	(17)

Tangible assets (non-GAAP)	$10,504	$11,308	$11,587	$11,725	$11,940

Total shareholders’ equity	$1,218	$1,244	$1,331	$1,403	$1,225
Goodwill(1)	(318)	(331)	(331)	(331)	(331)
Other intangible assets	(12)	(13)	(14)	(16)	(17)

Tangible equity (non-GAAP)	$888	$900	$986	$1,056	$877

Tangible equity	$888	$900	$986	$1,056	$877
Preferred stock	(275)	(274)	(272)	(270)	(269)

Tangible common equity (non-GAAP)	$613	$626	$714	$786	$608

Tier 1 Common Equity
Total shareholders’ equity	$1,218	$1,244	$1,331	$1,403	$1,225
Qualifying capital securities	74	74	74	74	175
Goodwill(1)	(318)	(331)	(331)	(331)	(331)
Accumulated other comprehensive (income) loss	(10)	6	7	3	27
Other intangible assets	(12)	(13)	(14)	(16)	(17)

Tier 1 capital (regulatory)	$952	$980	$1,067	$1,133	$1,079

Tier 1 capital (regulatory)	$952	$980	$1,067	$1,133	$1,079
Qualifying capital securities	(74)	(74)	(74)	(74)	(175)
Preferred stock	(275)	(274)	(272)	(270)	(269)

Total Tier 1 common equity (non-GAAP)	$603	$632	$721	$789	$635

Net risk-weighted assets (regulatory)	$7,432	$8,083	$8,541	$8,835	$9,138

Equity to assets	11.24%	10.68%	11.16%	11.63%	9.97%
Tier 1 common equity (non-GAAP)	8.10	7.82	8.47	8.94	6.95
Tangible equity to tangible assets (non-GAAP)	8.45	7.96	8.51	9.01	7.34
Tangible common equity to tangible assets (non-GAAP)	5.83	5.54	6.16	6.71	5.09

(1)	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and goodwill for Discontinued Operations of $12.6 million in the first quarter of 2010, the fourth, third and second quarters of 2009.

Results of Operations
Summary
Citizens reported a net loss from continuing operations of $44.5 million for the three months ended June 30, 2010, compared with a net loss of $336.9 million for the second quarter of 2009. The second quarter of 2009 included a non-cash and non-tax-deductible goodwill impairment charge of $256.3 million. After incorporating the $5.2 million net income from discontinued operations and the $5.4 million accrued but unpaid dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $44.7 million for the three months ended June 30, 2010, compared with $352.6 million for the second quarter of 2009. Diluted net loss from continued operations per share was $0.12 for the three months ended June 30, 2010, compared with $2.73 for the second quarter of 2009. The diluted net loss per share was based on average shares outstanding of 393.8 million for the quarter ended June 30, 2010 and 125.5 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, Citizens recorded a net loss from continuing operations of $120.5 million compared with a net loss from continuing operations of $382.5 million for the same period of 2009.
The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.
Pre-Tax Pre-Provision Profit (non-GAAP )

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2010	2010	2009	2009	2009

Loss from continuing operations	$(44,456)	$(76,023)	$(65,883)	$(57,403)	$(336,916)
Income tax expense (benefit) from continuing operations	3,700	147	(3,307)	(11,747)	(11,326)
Provision for loan losses	70,614	101,355	84,007	77,393	98,935
Goodwill impairment	—	—	—	—	256,272
Net loss on debt extinguishment	—	—	—	15,929	—
Investment securities gains	(8,051)	(6,016)	—	—	(5)
FDIC special assessment	—	—	—	—	5,351
Fair-value adjustment on loans held for sale	8,405	7,702	8,724	860	4,350
Fair-value adjustment on ORE	3,778	6,763	8,089	3,925	3,308
Fair-value adjustment on bank owned life insurance	280	(83)	(19)	(360)	—
Fair-value adjustment on swaps	279	836	1,449	1,018	583

Pre-Tax Pre-Provision Profit (non-GAAP)	$34,549	$34,681	$33,060	$29,615	$20,552

The increase over the second quarter of 2009 was primarily the result of higher net interest income (due to the increase in net interest margin) and lower noninterest expense (due to various expense management initiatives implemented throughout the Corporation during 2009).
Total assets at June 30, 2010 were $10.8 billion, a decrease of $1.1 billion or 9.2% from December 31, 2009 and a decrease of $1.5 billion or 11.8% from June 30, 2009. The declines were primarily due to the sale of F&M during the second quarter of 2010 and reductions in total portfolio loans due to lower customer demand. Total deposits at June 30, 2010 were $8.2 billion, a decrease of $278.4 million or 3.3% from December 31, 2009 and a decrease of $304.2 million or 3.6% from June 30, 2009. The decreases were primarily the result of planned reductions in brokered time deposits.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base, comprised of approximately 76% deposits, 11% long-term debt, 11% equity, and 2% short-term liabilities. Citizens maintains a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.
Subsequent Events
Citizens Receives Written Supervisory Agreement from Banking Regulators
As previously reported, Citizens and its wholly owned subsidiary, Citizens Bank (the “Bank”), have been expecting to enter into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”) as a follow up to recently concluded examinations of the Bank. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010. The Written Agreement formalizes steps that were in several cases already underway at Citizens and the Bank. Citizens and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations. See Part II Item 5 Other Information in this report for a summary of the Written Agreement.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2010 and 2009 is presented below.
Average Balances/Net Interest Income/Average Rates

	Three Months Ended
	June 30,
	2010			2009
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$654,502	$407	0.25%	$506,755	$316	0.25%
Investment securities: (3)
Taxable	1,856,490	18,600	4.01	1,567,411	18,398	4.70
Tax-exempt	351,717	3,932	6.88	597,010	6,407	6.60
FHLB and Federal Reserve stock	156,597	1,026	2.62	153,189	519	1.36
Portfolio Loans: (4)
Commercial and industrial	1,775,054	21,347	4.93	2,248,057	24,785	4.51
Commercial real estate	2,722,843	35,928	5.29	2,926,653	39,046	5.36
Residential mortgage	865,732	12,245	5.66	1,164,468	14,393	4.94
Direct consumer	1,153,278	17,500	6.09	1,335,643	20,166	6.06
Indirect consumer	801,556	13,614	6.81	803,532	13,535	6.76

Total portfolio loans	7,318,463	100,634	5.54	8,478,353	111,925	5.32
Loans held for sale (4)	94,381	346	1.47	83,921	759	3.62

Total earning assets (3)	10,432,150	124,945	4.90	11,386,639	138,324	5.01
Nonearning Assets
Cash and due from banks	143,924			152,299
Bank premises and equipment	107,874			115,633
Investment security fair value adjustment	45,580			11,202
Other nonearning assets	748,626			1,030,040
Assets of discontinued operations	110,881			366,798
Allowance for loan losses	(321,976)			(288,694)

Total assets	$11,267,059			$12,773,917

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,044,580	716	0.28	$878,379	1,004	0.46
Savings deposits	2,533,846	4,167	0.66	2,583,088	5,138	0.80
Time deposits	3,566,321	21,027	2.36	3,952,994	33,909	3.44
Short-term borrowings	31,897	17	0.21	50,602	47	0.37
Long-term debt	1,314,991	14,432	4.40	1,998,935	24,183	4.85

Total interest-bearing liabilities	8,491,635	40,359	1.91	9,463,998	64,281	2.72

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,286,243			1,175,714
Other liabilities	144,354			160,814
Liabilities of discontinued operations	106,227			416,523
Shareholders’ equity	1,238,600			1,556,868

Total liabilities and shareholders’ equity	$11,267,059			$12,773,917

Net Interest Income		$84,586			$74,043

Interest Spread (5)			2.99%			2.29%
Contribution of noninterest bearing sources of funds			0.36			0.46

Net Interest Margin — Continuing Operations (5)(6)			3.35%			2.75%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $2.6 million and $4.0 million for the three months ended June 30, 2010 and 2009, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earnings assets.

Average Balances/Net Interest Income/Average Rates

	Six Months Ended
	June 30,
	2010			2009
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$675,144	$831	0.25%	$463,732	$574	0.25%
Investment securities: (3)
Taxable	1,806,926	36,861	4.08	1,585,011	38,690	4.88
Tax-exempt	421,953	9,217	6.72	608,062	13,043	6.60
FHLB and Federal Reserve stock	155,845	2,028	2.62	150,402	1,879	2.51
Portfolio Loans: (4)
Commercial and industrial	1,824,723	43,394	4.90	2,337,515	51,976	4.57
Commercial real estate	2,756,930	71,977	5.27	2,926,740	77,540	5.35
Residential mortgage loans	926,955	24,065	5.19	1,194,007	31,152	5.22
Direct consumer	1,177,404	35,421	6.07	1,361,103	40,999	6.07
Indirect consumer	799,530	27,123	6.84	806,263	27,046	6.76

Total portfolio loans	7,485,542	201,980	5.46	8,625,628	228,713	5.37
Loans held for sale (4)	89,205	742	1.67	88,423	1,256	2.85

Total earning assets (3)	10,634,615	251,659	4.87	11,521,258	284,155	5.10
Nonearning Assets
Cash and due from banks	176,345			159,128
Bank premises and equipment	108,780			116,168
Investment security fair value adjustment	44,029			588
Other nonearning assets	729,498			1,042,907
Assets of discontinued operations	219,029			359,660
Allowance for loan losses	(328,934)			(273,454)

Total assets	$11,583,362			$12,926,255

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,060,175	1,530	0.29	$827,485	1,865	0.45
Savings deposits	2,512,123	8,382	0.67	2,550,984	10,930	0.86
Time deposits	3,637,529	45,509	2.52	4,125,170	72,021	3.52
Short-term borrowings	34,207	41	0.24	55,197	131	0.48
Long-term debt	1,381,997	30,422	4.44	2,057,629	49,684	4.86

Total interest-bearing liabilities	8,626,031	85,884	2.01	9,616,465	134,631	2.82

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,277,461			1,145,480
Other liabilities	139,459			162,899
Liabilities of discontinued operations	259,837			419,797
Shareholders’ equity	1,280,574			1,581,614

Total liabilities and shareholders’ equity	$11,583,362			$12,926,255

Net Interest Income		$165,775			$149,524

Interest Spread (5)			2.86%			2.28%
Contribution of noninterest bearing sources of funds			0.38			0.47

Net Interest Margin — Continuing Operations (5)(6)			3.24%			2.75%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6.0 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
The increases in net interest margin in the three and six months ended June 30, 2010 over the comparable periods of 2009 were primarily the result of expanding commercial and consumer loan spreads, declining deposit costs, and lower interest expense on long-term debt due to the debt exchange in the third quarter of 2009. The increases were partially offset by the effect of replacing the declining loan balances with lower-yielding investment securities and money market investments.
The increases in net interest income in the three and six months ended June 30, 2010 over the comparable periods of 2009 were primarily the result of the higher net interest margin, partially offset by decreases in average earning assets. The decreases in average earning assets were primarily due to lower loan demand in the current Midwest economic environment, partially offset by increases in investment securities and money market investments.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase (Decrease)			Increase (Decrease)
2010 compared with 2009	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$91	$(1)	$92	$257	$(5)	$262
Investment securities:
Taxable	202	(2,914)	3,116	(1,829)	(6,836)	5,007
Tax-exempt	(2,475)	257	(2,732)	(3,826)	235	(4,061)
FHLB and Federal Reserve stock	507	495	12	149	80	69
Loans:
Commercial and industrial	(3,438)	2,108	(5,546)	(8,582)	3,319	(11,901)
Commercial real estate	(3,118)	(425)	(2,693)	(5,563)	(1,278)	(4,285)
Residential mortgage loans	(2,148)	1,885	(4,033)	(7,087)	(153)	(6,934)
Direct consumer	(2,666)	101	(2,767)	(5,578)	(160)	(5,418)
Indirect consumer	79	112	(33)	77	268	(191)

Total portfolio loans	(11,291)	3,781	(15,072)	(26,733)	1,996	(28,729)
Loans held for sale	(413)	(498)	85	(514)	(525)	11

Total	(13,379)	1,120	(14,499)	(32,496)	(5,055)	(27,441)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(288)	(454)	166	(335)	(779)	444
Savings deposits	(971)	(875)	(96)	(2,548)	(2,386)	(162)
Time deposits	(12,882)	(9,812)	(3,070)	(26,512)	(18,761)	(7,751)
Short-term borrowings	(30)	(16)	(14)	(90)	(51)	(39)
Long-term debt	(9,751)	(2,081)	(7,670)	(19,262)	(4,183)	(15,079)

Total	(23,922)	(13,238)	(10,684)	(48,747)	(26,160)	(22,587)

Net Interest Income	$10,543	$14,358	$(3,815)	$16,251	$21,105	$(4,854)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increases in net interest income in the three and six months ended June 30, 2010 over the comparable periods of 2009 reflect rate variances that were favorable in the aggregate, partially offset by volume variances that were unfavorable in the aggregate. The rate variances were primarily the result of declining deposit costs due to reduced price competition and time deposits repricing at lower rates and lower interest expense on long-term debt due to the debt exchange in the third quarter of 2009, as well as expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to lower customer demand from credit worthy clients in all loan categories, partially offset by the effect of the debt exchange in the third quarter of 2009 and lower time deposits due to planned reductions in brokered time deposits.
Noninterest Income
The components of noninterest income for the three and six months ended June 30, 2010 and 2009 are presented below.

Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2010		June 30,		Change in 2010
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Service charges on deposit accounts	$9,971	$10,399	$(428)	(4.1)%	$19,655	$20,255	$(600)	(3.0)%
Trust fees	3,836	3,402	434	12.8	7,631	6,720	911	13.6
Mortgage and other loan income	2,198	3,612	(1,414)	(39.1)	4,787	6,655	(1,868)	(28.1)
Brokerage and investment fees	1,322	1,365	(43)	(3.2)	2,255	2,660	(405)	(15.2)
ATM network user fees	1,771	1,578	193	12.2	3,368	2,963	405	13.7
Bankcard fees	2,266	2,029	237	11.7	4,273	3,863	410	10.6
Losses on held for sale loans	(8,405)	(4,350)	(4,055)	93.2	(16,107)	(10,502)	(5,605)	53.4
Investment securities gains	8,051	5	8,046	N/M	14,067	5	14,062	N/M
Other income	1,272	1,858	(586)	(31.5)	4,746	5,544	(798)	(14.4)

Total noninterest income	$22,282	$19,898	$2,384	12.0	$44,675	$38,163	$6,512	17.1

N/M — Not Meaningful
The increase in noninterest income in the second quarter of 2010 over the second quarter of 2009 was primarily due to the higher gain on investment securities, partially offset by higher losses on loans held for sale and lower mortgage and other loan income. The increase in losses on loans held for sale was primarily the result of additional writedowns to reflect fair-value declines for the underlying collateral. The decrease in mortgage and other loan income was primarily the result of lower residential mortgage origination volume.
The increase in noninterest income in the six months ended June 30, 2010 over the comparable period of 2009 was primarily due to the higher gain on investment securities, partially offset by higher losses on loans held for sale and lower mortgage and other loan income due to the aforementioned factors.
Noninterest Expense
The components of noninterest expense for the three and six months ended June 30, 2010 and 2009 are presented below.
Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change in 2010		June 30,		Change in 2010
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
| | | | | | | |
Salaries and employee benefits	$31,403	$34,953	$(3,550)	(10.2)%	$61,350	$67,983	$(6,633)	(9.8)%
Occupancy	6,139	6,529	(390)	(6.0)	13,600	14,121	(521)	(3.7)
Professional services	2,615	2,760	(145)	(5.3)	4,868	5,853	(985)	(16.8)
Equipment	2,979	2,983	(4)	(0.1)	6,051	5,767	284	4.9
Data processing services	4,767	4,265	502	11.8	9,396	8,459	937	11.1
Advertising and public relations	2,116	2,266	(150)	(6.6)	3,413	3,684	(271)	(7.4)
Postage and delivery	1,295	1,451	(156)	(10.8)	2,309	2,942	(633)	(21.5)
Other loan expenses	4,551	6,789	(2,238)	(33.0)	10,525	12,651	(2,126)	(16.8)
Other real estate (ORE) expenses	4,578	4,418	160	3.6	12,531	12,783	(252)	(2.0)
Intangible asset amortization	1,034	1,952	(918)	(47.0)	2,164	3,989	(1,825)	(45.8)
Goodwill impairment	—	256,272	(256,272)	N/M	—	256,272	(256,272)	N/M
Other expenses	15,533	18,610	(3,077)	(16.5)	28,906	27,800	1,106	4.0

Total noninterest expense	$77,010	$343,248	$(266,238)	(77.6)	$155,113	$422,304	$(267,191)	(63.3)

N/M — Not Meaningful
The decrease in noninterest expense in the second quarter of 2010 from the second quarter of 2009 was primarily the result of the aforementioned goodwill impairment charge, lower salaries and employee benefits, lower other expense, lower other loan expense, and a net decline in most other noninterest expense categories. The decline in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in 2009. The decrease in other expense was primarily the result of a special industry-wide FDIC premium assessment recorded in the second quarter of 2009. The decrease in other loan expense was primarily the result of lower origination volume and foreclosure-related expenses. The net decline in all other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the Corporation.
Citizens had 2,050 full-time equivalent employees at June 30, 2010 compared with 2,081 at June 30, 2009.

The decrease in noninterest expense in the six months ended June 30, 2010 from the comparable period of 2009 was primarily the result of the aforementioned goodwill impairment charge, lower salaries and employee benefits, and a net decline in most other noninterest expense categories due to the aforementioned factors.
Income Taxes
The income tax provision for the second quarter of 2010 was $3.7 million, compared with a benefit of $11.3 million for the second quarter of 2009. For the first six months of 2010, the income tax provision totaled $3.8 million, compared with a benefit of $14.6 million for the same period of 2009. The increases were primarily the result of lower pre-tax losses, changes in other comprehensive income and the provision for alternative minimum tax.
The effective tax rate for the second quarter of 2010 was (9.08)%, compared with 3.25% for the second quarter of 2009. For the first six months of 2010, the effective tax rate was (3.30)%, compared with 3.67% for the same period of 2009. The effective tax rate includes adjustments for tax-exempt income and deferred tax asset valuation allowance.
Discontinued Operations
Net income from discontinued operations was $5.2 million for the second quarter of 2010, compared with a net loss from discontinued operations of $10.5 million for the second quarter of 2009. For the first six months of 2010, the net loss from discontinued operations was $3.8 million compared with a net loss of $10.1 million for the same period of 2009. The loss from discontinued operations for the six months ended June 30, 2010 included a net loss of $4.5 million related to the sale of F&M (recorded in noninterest income). During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price, therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell. In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date. The loss from discontinued operations for the six months ended June 30, 2009 was primarily the result of a $10.2 million goodwill impairment charge recorded in the second quarter of 2009.
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
Net income for Regional Banking for the three and six month periods of 2010 increased as compared with the same periods of the prior year primarily due to lower noninterest expense and provision for loan losses. Noninterest expense declined primarily due to the aforementioned goodwill impairment charge in the second quarter of 2009. The provision for loan losses decreased primarily due to the stabilizing trend in credit metrics at June 30, 2010.
Net losses for Specialty Consumer for the second quarter of 2010 decreased as compared with the same period of the prior year primarily due to a decrease in the provision for loan losses, partially offset by a decrease in noninterest income. The provision for loan losses decreased primarily due to the stabilizing credit metrics at June 30, 2010. The decrease in noninterest income was primarily the result of higher losses on loans held for sale due to additional writedowns to reflect fair-value declines for the underlying collateral. Net losses for Specialty Consumer for the first six months of 2010 increased as compared with the same period of the prior year primarily due to an increase in the provision for loan losses and a decrease in noninterest income. Both variances were the result of the credit writedowns during the first quarter of 2010 associated with nonperforming residential mortgage loans, nonperforming residential mortgage loans held for sale, and residential ORE.
Net losses for Specialty Commercial for the second quarter of 2010 decreased as compared with the same period of the prior year primarily due to a decrease in the provision for loan losses. The provision for loan losses decreased primarily as a result of the stabilizing trend in credit metrics at June 30, 2010. Net losses for Specialty Commercial for the first six months of 2010 increased as compared with the same period of the prior year primarily due to an increase in the provision for loan losses during the first quarter of 2010 as compared with the first quarter of 2009. The provision for loan losses increased primarily due to the continued migration of commercial real estate loans to nonperforming status.

Net income for Wealth Management for the three- and six-month periods of 2010 was essentially unchanged from the same periods of 2009.
Net losses for the Other line of business for the three and six month periods of 2010 decreased as compared with the same periods of 2009 primarily as a result of a lower income tax provision, partially offset by higher net interest income and higher noninterest income. The income tax provision decreased primarily due to changes in categories of income such as other comprehensive income. The increase in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily the result of the aforementioned net gain on investment securities sales.
Financial Condition
Total assets at June 30, 2010 were $10.8 billion, a decrease of $1.1 billion or 9.2% from December 31, 2009 and a decrease of $1.5 billion or 11.8% from June 30, 2009. The declines were primarily due to the sale of F&M during the second quarter of 2010 and reductions in total portfolio loans due to lower customer demand.
Money Market Investments
Money market investments at June 30, 2010 totaled $621.1 million, a decrease of $65.2 million or 9.5% from December 31, 2009 and an increase of $76.5 million or 14.0% over June 30, 2009. The decrease from December 31, 2009 was primarily the result of using the funds to payoff maturing wholesale funding. The increase over June 30, 2009 was primarily the result of holding excess short-term funds with the Federal Reserve as a result of continued strong core deposits, coupled with a lower demand for loans from credit-worthy clients.
Investment Securities
Investment securities at June 30, 2010 totaled $2.2 billion, essentially unchanged from December 31, 2009 and an increase of $42.1 million or 2.0% over June 30, 2009. As part of its capital strategy, Citizens sold $397.5 million of bonds classified as available for sale, and used the proceeds to purchase GNMA securities. The sales resulted in a net gain of $14.1 million and strengthened Citizens’ capital position by improving the risk profile of the investment portfolio.
Portfolio Loans
The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the table below. Land hold loans are secured by undeveloped land which has been acquired for future development. Land development loans are secured by land being developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied by the owner.

Loan Portfolios
(in millions)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Land hold	$37.8	$39.3	$35.9	$52.0	$54.9
Land development	84.3	101.0	103.6	124.5	117.8
Construction	156.3	164.4	177.9	214.8	229.5
Income producing	1,481.7	1,532.1	1,514.0	1,504.1	1,530.8
Owner-occupied	886.1	931.5	980.1	986.4	972.8

Total commercial real estate	2,646.2	2,768.3	2,811.5	2,881.8	2,905.8
Commercial and industrial	1,686.8	1,824.8	1,921.8	2,047.2	2,145.5

Total commercial loans	4,333.0	4,593.1	4,733.3	4,929.0	5,051.3

Residential mortgage	858.9	877.2	1,025.2	1,073.3	1,132.2
Direct consumer	1,132.2	1,174.7	1,224.2	1,269.2	1,310.3
Indirect consumer	814.0	794.2	805.2	825.3	808.3

Total consumer loans	2,805.1	2,846.1	3,054.6	3,167.8	3,250.8

Total loans	$7,138.1	$7,439.2	$7,787.9	$8,096.8	$8,302.1

The decreases in total commercial loans from December 31, 2009 and June 30, 2009 were primarily the result of lower customer demand from credit-worthy clients, paydowns as a result of normal client activity, and charge-offs. Also contributing to the decrease from June 30, 2009 was the transfer of nonperforming land hold, land development, and construction loans to loans held for sale during the fourth quarter of 2009. The declines in residential mortgage loans from December 31, 2009 and June 30, 2009 were primarily the result of transferring nonperforming residential mortgage loans to loans held for sale at the end of the first quarter of 2010, paydowns from normal client activity, and charge-offs. The decreases in direct consumer loans, which are primarily home equity loans, were due to lower consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, fluctuate throughout the year due to seasonal demand. After taking this fluctuation into account, the indirect consumer loan portfolio is essentially unchanged from December 31, 2009 and June 30, 2009.
Underwriting
Citizens’ Commercial Credit Policy and Underwriting Guidelines and Citizens’ Consumer Loan Credit Policy and Underwriting Guidelines (together, the “Underwriting Guidelines”) are written in a manner that is consistent with prudent banking practices and regulatory guidance applicable to each loan product. Citizens’ Underwriting Guidelines outline loan requirements and structuring parameters to determine the borrower’s financial capacity to repay under the terms of the loan and evaluate the collateral pledged to secure the loan and are designed to provide an adequate margin of safety for full collection of both principal and interest, within contractual terms. The Underwriting Guidelines provide the framework to determine that the borrower has the financial capacity to fully repay the loan, structurally mitigate credit risks and monitor the loan’s credit performance over the term of the loan. Additionally, the Underwriting Guidelines are updated periodically in response to market and economic conditions and are reviewed by the Risk Management Committee of the Board as well as Citizens’ full Board of Directors.
The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan is analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually, and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineates maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are twenty five years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSE”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At June 30, 2010 and December 31, 2009, the outstanding balance of these loans was $1.9 million or 0.2% and $4.0 million or 0.4% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial. In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2010, new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, were immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During the first six months of 2010 and 2009, Citizens repurchased $1.7 million and $2.2 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $1.1 million in the first six months of 2010 and 2009 in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios less than 80% of appraised collateral value. As of June 30, 2010, Citizens’ home equity portfolio totaled $929.9 million, and had an average loan size of $37,300 with average refreshed FICO score of 751. As of June 30, 2010, other direct installment loans totaled $202.2 million and had an average loan size of $11,900 with an average refreshed FICO score of 721.
Indirect consumer loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of June 30, 2010, indirect consumer loans had an average loan size of $22,300 with an average refreshed FICO score of 742.
Citizens maintains an independent loan review department that reviews the quality, trends, collectibility and collateral margins within the loan portfolio. The Loan Review and Audit Departments each perform periodic independent reviews of all loan portfolios to validate the credit risk profile for adherence to the Underwriting Guidelines by sampling loans using criteria such as loan size, delinquency status, loan officer coverage and other factors. This process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors.
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
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — Commercial loans that, while still accruing interest, Citizens believes may be at risk due to general economic conditions or changes in a borrower’s financial status and therefore require increased oversight. Watchlist loans that are in nonperforming status are included in the nonperforming assets table below.
•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table below.
•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter.

Delinquency Rates By Loan Portfolio	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
30 to 89 days past due
(in millions)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$1.3	3.34%	$0.6	1.64%	$0.6	1.56%	$1.4	2.61%	$3.5	6.38%
Land development	2.0	2.43	3.0	3.00	4.7	4.56	12.0	9.67	1.3	1.10
Construction	6.4	4.07	0.9	0.55	1.7	0.95	12.1	5.64	1.7	0.74
Income producing	22.9	1.55	51.7	3.37	40.8	2.70	44.9	2.98	50.0	3.27
Owner-occupied	16.4	1.85	13.6	1.46	25.0	2.55	24.4	2.47	15.6	1.60

Total commercial real estate	49.0	1.85	69.8	2.52	72.8	2.59	94.8	3.29	72.1	2.48
Commercial and industrial	10.3	0.61	15.1	0.83	16.9	0.88	20.2	0.98	34.0	1.58

Total commercial loans	59.3	1.37	84.9	1.85	89.7	1.90	115.0	2.33	106.1	2.10

Residential mortgage	20.8	2.42	21.5	2.45	22.0	2.14	30.0	2.80	27.7	2.45
Direct consumer	20.2	1.79	21.9	1.86	26.5	2.16	24.1	1.90	22.8	1.74
Indirect consumer	11.4	1.40	14.8	1.86	16.3	2.02	16.3	1.98	14.6	1.81

Total consumer loans	52.4	1.87	58.2	2.05	64.8	2.12	70.4	2.22	65.1	2.00

Total delinquent loans	$111.7	1.57	$143.1	1.92	$154.5	1.98	$185.4	2.29	$171.2	2.06

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

Commercial Watchlist
Accruing loans only	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
(in millions)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$27.8	73.58%	$29.0	73.73%	$24.8	68.99%	$29.0	55.76%	$18.1	32.97%
Land development	40.5	47.97	50.4	49.95	86.7	83.66	92.1	73.92	82.0	69.64
Construction	52.5	33.61	54.4	33.07	63.5	35.68	90.4	42.10	90.3	39.35
Income producing	553.9	37.38	523.5	34.17	521.4	34.44	519.3	34.52	458.6	29.96
Owner-occupied	224.1	25.29	237.0	25.44	247.2	25.22	277.2	28.10	274.4	28.21

Total commercial real estate	898.8	33.96	894.3	32.31	943.6	33.56	1,008.0	34.98	923.4	31.78
Commercial and industrial	445.5	26.41	484.7	26.56	473.0	24.61	508.0	24.81	530.3	24.72

Total watchlist loans	$1,344.3	31.02	$1,379.0	30.02	$1,416.6	29.93	$1,516.0	30.76	$1,453.7	28.78

The decreases in accruing watchlist loans were primarily the result of proactive credit management actions that downgraded certain commercial real estate loans to nonperforming status and fewer new watchlist loans. The increase in income producing watchlist loans over December 31, 2009 was primarily the result of two relationships totaling $26.2 million being added to the watchlist during the second quarter of 2010. Additionally, the increase in income producing watchlist loans over June 30, 2009 includes the effects of quarterly reviews of the non-watch commercial credit portfolio which began in 2009 and focus on industry segments and asset classes that have or may be expected to experience stress due to economic conditions

Nonperforming Assets	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
(in millions)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$5.2	13.76%	$4.9	12.49%	$4.8	13.42%	$13.3	25.56%	$13.1	23.86%
Land development	22.3	26.48	27.1	26.86	1.0	0.92	13.7	10.96	15.1	12.82
Construction	25.0	15.99	35.2	21.39	25.2	14.19	33.7	15.70	36.0	15.69
Income producing	148.4	10.02	144.0	9.40	121.5	8.02	126.7	8.42	139.4	9.11
Owner-occupied	59.5	6.71	89.0	9.56	83.4	8.51	70.1	7.11	71.3	7.33

Total commercial real estate	260.4	9.84	300.2	10.85	235.9	8.39	257.5	8.94	274.9	9.46
Commercial and industrial	67.0	3.97	69.7	3.82	84.0	4.37	111.5	5.44	91.8	4.28

Total nonaccruing commercial loans	327.4	7.56	369.9	8.05	319.9	6.76	369.0	7.49	366.7	7.26

Residential mortgage	31.0	3.61	17.6	2.01	125.1	12.20	106.0	9.88	102.7	9.07
Direct consumer	18.7	1.65	16.5	1.41	21.3	1.74	21.4	1.68	20.2	1.54
Indirect consumer	1.5	0.18	2.4	0.30	2.6	0.33	2.6	0.31	1.4	0.17

Total nonaccruing consumer loans	51.2	1.82	36.5	1.28	149.0	4.88	130.0	4.10	124.3	3.82
Total nonaccruing loans	378.6	5.30	406.4	5.46	468.9	6.02	499.0	6.16	491.0	5.91
Loans 90+ days still accruing	1.5	0.02	2.4	0.03	3.0	0.04	0.6	0.01	0.8	0.01
Restructured loans and still accruing	4.6	0.06	4.8	0.06	2.6	0.03	1.1	0.01	2.5	0.03

Total nonperforming portfolio loans	384.7	5.39	413.6	5.56	474.5	6.09	500.7	6.18	494.3	5.95
Nonperforming held for sale	44.0		95.3		65.2		44.4		54.2
Other repossessed assets acquired	43.9		47.3		54.4		61.9		54.6

Total nonperforming assets	$472.6		$556.2		$594.1		$607.0		$603.1

Commercial inflows	$75.9		$124.8		$101.0		$94.1		$133.4
Commercial outflows	(118.6)		(74.8)		(150.1)		(92.3)		(85.9)

Net change	$(42.7)		$50.0		$(49.1)		$1.8		$47.5

The decrease in nonperforming assets from December 31, 2010 was primarily the result of the aforementioned bulk loan sale of certain residential mortgage assets during the second quarter of 2010 with a book value of $36.6 million, partially offset by an increase in nonperforming residential mortgage loans primarily due to an accelerated migration of loans to nonperforming status. The increase in nonperforming residential mortgage loans was primarily the result of the trailing effects of the economic slowdown on borrowers’ cash flow. The decrease in nonperforming assets from June 30, 2009 was primarily the result of the aforementioned bulk loan sale as well as a general decline in most asset categories as Citizens continued to proactively manage these assets.
The nonperforming commercial loan inflows for the second quarter of 2010 included $6.0 million of loans proactively moved to nonperforming status by the respective relationship officer prior to the loans becoming 90 days past due compared with $43.1 million proactively moved during the first quarter of 2010. The second quarter 2010 outflows included $16.1 million in loans that returned to accruing status, $35.9 million in loan payoffs and paydowns, $62.9 million in charged-off loans, and $3.7 million transferred to other repossessed assets acquired.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. Citizens recognizes that the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonperforming loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least 12 months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At June 30, 2010, Citizens had $11.8 million of TDRs, 57.8% of which involved both reduced interest rate and term extensions, 4.8% reduced the interest rate and 37.4% receive term extensions only. Of the total TDRs, $7.4 million are considered impaired and carry a specific allocated reserve and $4.4 million do not carry a specific allocated reserve. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

	Three Months Ended
Net Charge-Offs	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
(in millions)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Land hold	$0.4	3.72%	$—	—%	$5.6	62.32%	$0.5	3.98%	$0.6	4.38%
Land development	9.8	46.68	0.1	0.49	9.7	36.97	1.4	4.33	2.4	8.17
Construction	8.7	22.23	—	—	9.5	21.21	0.9	1.62	5.8	10.14
Income producing	12.6	3.41	7.6	2.01	13.2	3.45	24.5	6.47	12.6	3.30
Owner-occupied	18.9	8.57	6.9	3.01	2.5	1.01	4.6	1.85	7.4	3.03

Total commercial real estate	50.4	7.63	14.6	2.13	40.5	5.71	31.9	4.39	28.8	3.97
Commercial and industrial	11.4	2.71	12.9	2.86	22.4	4.63	20.1	3.90	6.8	1.27

Total commercial loans	61.8	5.72	27.5	2.43	62.9	5.27	52.0	4.19	35.6	2.82

Residential mortgage	0.6	0.29	80.1	37.05	6.0	2.33	10.0	3.68	2.2	0.78
Direct consumer	5.5	1.96	7.1	2.44	6.1	1.97	6.1	1.92	6.4	1.95
Indirect consumer	3.3	1.61	3.2	1.63	6.3	3.10	3.2	1.55	4.4	2.18

Total consumer loans	9.4	1.35	90.4	12.88	18.4	2.39	19.3	2.42	13.0	1.60

Total net charge-offs	$71.2	3.90	$117.9	6.25	$81.3	4.05	$71.3	3.46	$48.6	2.30

*	Represents an annualized rate.
The increase in net charge-offs over the second quarter of 2009 was primarily the result of higher charge-offs on commercial real estate loans due to charging off four loans totaling $26.6 million during the second quarter of 2010.
Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off at foreclosure to the extent principal exceeds the current appraised value less estimated costs to sell. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. General deterioration in real estate values is one of the factors considered when establishing valuation allowances in the allowance for loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. Citizens’ current allocation methods have not changed since December 31, 2009. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors.
A summary of loan loss experience during the three and six months ended June 30, 2010 and 2009 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses — beginning of period	$322,377	$279,838	$338,940	$252,938
Provision for loan losses	70,614	98,935	171,969	162,420
Charge-offs	74,164	54,821	195,735	92,808
Recoveries	3,014	6,265	6,667	7,667

Net charge-offs	71,150	48,556	189,068	85,141

Allowance for loan losses — end of period	$321,841	$330,217	$321,841	$330,217

Portfolio loans outstanding at period end (1)	$7,138,115	$8,302,071	$7,138,115	$8,302,071
Average portfolio loans outstanding during period (1)	7,318,463	8,478,353	7,485,542	8,625,628
Allowance for loan losses as a percentage of portfolio loans	4.51%	3.98%	4.51%	3.98%
Ratio of net charge-offs during period to average portfolio loans (annualized)	3.90	2.30	5.09	1.99

(1)	Balances exclude mortgage loans held for sale.

Total Allowance for Loan Losses. The decrease was primarily the result of stabilizing credit metrics associated with continued declines in delinquent loans and commercial watchlist loans, as well as the reduction in nonperforming residential mortgage loans due to the aforementioned transfer to loans held for sale during the first quarter of 2010. Partially offsetting these items was an increase in the loss migration rates as a result of increased charge-off experience since June 30, 2009 and an increase in the allowance allocated to specific loans due to continued declines in the fair value of the underlying collateral.
The allowance as a percentage of portfolio loans at June 30, 2010 increased primarily as a result of declines in the size of the loan portfolio. As displayed in the table below, the increases in the allowance for loan losses as a percentage of nonperforming loans ratio at June 30, 2010 were primarily due to an increase in the allowance allocated to specific loans, as well as a decline in the level of nonperforming loans.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at June 30, 2010. After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The decrease in the provision for loan losses from the second quarter of 2009 was primarily due to the stabilizing trend in credit metrics at June 30, 2010.

The table below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total nonperforming portfolio loans represented by each loan type.
Allocation of the Allowance for Loan Losses(1)

	June 30, 2010			December 31, 2009			June 30, 2009

	Allowance	Related	% of	Allowance	Related	% of	Allowance	Related	% of
(in millions)	Amount	NPL(2)	NPL	Amount	NPL(2)	NPL	Amount	NPL(2)	NPL

Specific allocated allowance:
Commercial and industrial	$11.0	$47.6	23.1%	$16.3	65.2	25.0%	$25.4	$78.3	32.4%
Commercial real estate	60.8	230.5	26.4	29.6	208.3	14.2	43.6	254.5	17.1
Residential mortgage	1.5	7.4	20.3	6.9	30.9	22.4	1.3	14.9	9.0

Total specific allocated allowance	73.3	285.5	25.7	52.8	304.4	17.3	70.3	347.7	20.2

Risk allocated allowances:
Commercial and industrial	33.9	20.9	162.5	40.2	21.8	184.4	33.5	14.3	234.9
Commercial real estate	111.7	29.9	373.2	116.4	27.6	421.9	104.4	20.4	510.9
Residential mortgage	23.4	26.4	88.6	50.6	95.6	53.0	44.8	90.3	49.6
Direct Consumer	36.2	20.0	181.1	33.0	22.0	149.7	33.2	20.2	164.4
Indirect Consumer	37.3	2.0	N/M	39.5	3.1	N/M	39.0	1.4	N/M

Total risk allocated allowance	242.5	99.2	244.5	279.7	170.1	164.4	254.9	146.6	173.9

Total allocated	315.8			332.5			325.2
General valuation allowances	6.0			6.4			5.0

Total	$321.8	$384.7	83.7	$338.9	$474.5	71.4	$330.2	$494.3	66.8

N/M	— Not Meaningful

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens and its subsidiaries do not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days still accruing but classified as nonperforming.
Specific Allocated Allowance. The specific allocated allowance is determined based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on restructured residential mortgage loans (TDRs). The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. The allowance allocated to nonperforming residential mortgage loans is typically based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. Appraisals and broker’s price opinions are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values evidenced by these appraisals is then reflected in the specific allocated allowance. The increase in the specific allocated allowance, both in amount and as a percentage of nonperforming loans over December 31, 2009 was primarily the result of an increase in impaired loans with a specific allowance as Citizens continues to proactively identify and reserve for commercial credits with material collateral shortfalls, combined with a continued decline in the fair value of the underlying collateral based on updated appraisals.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances determined based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. While the risk allocated allowance recorded at June 30, 2010 decreased from December 31, 2009, the risk allocated allowance as a percentage of the underlying nonperforming loans increased dramatically over the same period. The variances were primarily the result of the aforementioned nonperforming residential mortgage loan sale in the second quarter of 2010 as well as the result of stabilizing credit metrics, partially offset by an increase in loss migration rates due to increased charge-off experience since June 30, 2009.
General Valuation Allowances. The general valuation allowances are based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models. These factors could have a potentially negative impact on credit quality and result in future additional losses. These factors, coupled with an increase in other credits that are current in terms of principal and interest payments, but which may deteriorate in quality if economic conditions change, indicate that additional undetected losses exist in the loan portfolios. Based on these factors and recognizing the inherent imprecision of any loan loss allocation models, management believes that the general valuation reserve allowances at June 30, 2010 appropriately reflect probable inherent but undetected losses in the portfolio.
Loans Held for Sale
Loans held for sale at June 30, 2010 were $57.2 million, a decrease of $23.0 million or 28.6% from December 31, 2009 and a decrease of $19.8 million or 25.7% from June 30, 2009. The decreases were primarily the result of transferring nonperforming residential mortgage loans to loans held for sale, net of related charge-offs, at the end of the first quarter of 2010 and subsequently selling them in a bulk loan sale during the second quarter of 2010. The variance from both prior periods also reflects declines due to customer paydowns, workout activities, writedowns to reflect further fair-value declines for the underlying collateral, and transfers to ORE.
Deposits
Total deposits at June 30, 2010 were $8.2 billion, a decrease of $278.4 million or 3.3% from December 31, 2009 and a decrease of $304.2 million or 3.6% from June 30, 2009. Core deposits, which exclude all time deposits, totaled $4.8 billion at June 30, 2010, essentially unchanged from December 31, 2009 and an increase of $109.8 million or 2.3% over June 30, 2009. The increase over June 30, 2009 was primarily the result of clients holding higher balances in transaction accounts and retail customers shifting balances from time deposits to core deposits throughout 2009. Time deposits totaled $3.4 billion at June 30, 2010, a decrease of $270.3 million or 7.3% from December 31, 2009 and a decrease of $414.0 million or 10.8% from June 30, 2009. The decreases were primarily the result of the shift in funding mix.
Citizens gathers deposits from the local markets of its banking subsidiaries and has used brokered deposits from time to time when cost effective. Citizens had $841.4 million in time deposits of $100,000 or more at June 30, 2010, compared with $931.5 million at December 31, 2009 and $1.1 billion at June 30, 2009. Time deposits greater than $100,000 decreased primarily as a result of a shift in funding mix from customer time deposits to core deposits. At June 30, 2010, Citizens had $775.4 million in brokered deposits, compared with $835.5 million at December 31, 2009 and $668.1 million at June 30, 2009. The volatility in brokered deposit balances is the result of the corporation balancing desired liquidity between organic deposits and brokered deposits. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at June 30, 2010 totaled $30.8 million, a decrease of $9.0 million or 22.7% from December 31, 2009 and a decrease of $18.8 million or 37.9% from June 30, 2009. The decreases were primarily the result of a shift in funding mix to deposits.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to Citizens’ subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2010 totaled $1.2 billion, a decrease of $301.8 million or 19.9% from December 31, 2009 and a decrease of $725.0 million or 37.4% from June 30, 2009. The decreases were primarily the result of paying down FHLB debt. Additionally, the decrease from June 30, 2009 included the effect of completing Citizens’ exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes and 7.50% Enhanced Trust Preferred Securities in the third quarter of 2009. See Note 12 to the Consolidated Financial Statements for additional information.
Capital Resources
Shareholders’ equity at June 30, 2010 totaled $1.2 billion, a decrease of $113.3 million or 8.5% from December 31, 2009 and essentially unchanged from June 30, 2009. The decrease was primarily the result of net losses incurred. The lack of variance from June 30, 2009 was a result of the effect of common equity generated in the third quarter of 2009 through the issuance of common stock for debt offsetting the effect of net losses incurred. Book value per common share at June 30, 2010, December 31, 2009, and June 30, 2009 was $2.37, $2.69, and $7.57, respectively. The decrease in book value per common share from June 30, 2009 was primarily due to the increase in the number of outstanding shares of Citizens common stock as a result of the aforementioned exchange offers.

Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of June 30, 2010, December 31, 2009 and June 30, 2009 are presented below.

	Regulatory Minimum				Excess Capital over
	for	June 30,	December 31,	June 30,	Minimum
Capital Ratios	“Well-Capitalized”	2010	2009	2009	(in millions)

Leverage ratio	5.00%	8.72%	9.21%	8.68%	$405.8
Tier 1 capital ratio	6.00	12.79	12.52	11.81	504.6
Total capital ratio	10.00	14.17	13.93	13.91	310.0
Tier 1 common equity ratio (non-GAAP)		8.10	8.47	6.95
Tangible equity to tangible assets (non-GAAP)		8.45	8.51	7.34
Tangible common equity to tangible assets (non-GAAP)		5.83	6.16	5.09
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Dominion Bond Rating Service, and Fitch Ratings throughout 2009. During the first quarter of 2010, Citizens submitted a letter to Standard & Poor’s requesting that Standard & Poor’s discontinue rating Citizens. Standard & Poor’s subsequently removed the ratings. Dominion Bond Rating Service lowered Citizens’ credit rating in the second quarter of 2010. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and its subsidiary banks are displayed in the following table.

Credit Ratings

	Moody’s	Fitch Ratings	DBRS Ltd
Citizens Republic Bancorp (Holding Company)

Long-term Issuer	B2 (ON)	B- (ON)	B (low) (WN)
	10/1/2009	1/29/2010	5/25/2010

Short-term/Commercial Paper	NP (ON)	B	R-5 (WN)
	10/1/2009	1/29/2010	5/25/2010

Trust Preferred	Caa2 (ON)	C	CCC (WN)
	1/28/2010	1/29/2010	5/25/2010

Citizens Bank

Certificate of Deposit	Ba3 (ON)	B	BB (low) (WN)
	10/1/2009	1/29/2010	5/25/2010

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. Since 2009, the Holding Company has chosen not to receive dividends from subsidiaries and paid no dividends to its common shareholders. While Citizens elected not to receive any dividends from its subsidiaries, as of July 1, 2010 the subsidiary banks had the capacity to pay dividends of $4.9 million to the Holding Company without prior regulatory approval. The Written Agreement requires prior regulatory approval for any dividend or other payment from Citizens Bank to the Holding Company. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, and access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 76% deposits, 11% long-term debt, 11% equity, and 2% short-term liabilities. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 86.8%, 91.6%, and 97.4% at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Citizens also has access to high levels of untapped liquidity through collateral-based borrowing capacity provided by portions of both the loan and investment securities portfolios. Also, securities available-for-sale and money market investments can be sold for cash to provide additional liquidity, if necessary. Citizens’ parent company cash totaled $158.6 million at June 30, 2010 as compared with $110.7 million at December 31, 2009. The increase was primarily the result of receiving $50.0 million in cash upon completion of the sale of F&M during the second quarter of 2010. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. Since January 1, 2009, the Holding Company contributed $74.0 million to Citizens Bank to bolster capital levels at the bank.
In the fall of 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) initiated the Temporary Liquidity Guarantee Program which, among other things, provided full FDIC deposit insurance coverage on noninterest-bearing transaction accounts and certain interest-bearing transaction accounts paying less than 0.5% interest per annum through its Transaction Account Guarantee Program (“TAGP”). Participation in TAGP was voluntary and if a depository institution joined the program in the fall of 2008 it was committed to the program through December 31, 2009 with subsequent voluntary extensions in six-month intervals. While Citizens joined the TAGP at its inception, due to its significant liquidity levels and the cost of continued participation, Citizens opted-out of the TAGP as of July 1, 2010. Citizens’ clients will continue to receive standard deposit insurance coverage through the FDIC’s general deposit insurance fund, which covers deposit balances up to $250,000 per depositor.
In light of the net losses over the last several quarters, Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $4.9 million of cash each quarter, although such amounts will continue to accrue. Citizens has demonstrated it has sufficient cash and liquidity to pay these amounts, but took these actions to support and preserve its capital position in light of economic conditions and to lessen the potential need for raising any additional capital. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate.
The Corporation’s long-term debt to equity ratio was 99.5% as of June 30, 2010 compared with 113.7% at December 31, 2009 and 158.0% at June 30, 2009. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2010 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.3 billion or 11.7% of total assets as of June 30, 2010 compared with $845.7 million or 7.4% of total assets at December 31, 2009. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2010 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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
Net interest income simulations were performed as of June 30, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 1.2% and 3.3%, respectively, from what it would be if rates were to remain at June 30, 2010 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at June 30, 2010, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent more exposure to rising interest rates than at December 31, 2009. This is the result of received fixed rate swap maturities moving under one year and the maturity and extension of time deposits. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
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
On July 19, 2010, Citizens received a notice from the Nasdaq Stock Market stating that the minimum bid price of Citizens’ common stock was below $1.00 per share for 30 consecutive business days and that Citizens was therefore not in compliance with Nasdaq Marketplace Rule 5450(a)(1). On July 22, 2010, the boards of the Holding Company and its Citizens Bank subsidiary approved a draft of a written supervisory agreement with the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation. As a result of these developments, the following risk factors from Citizens’ 2009 Annual Report on Form 10-K are being revised in their entirety to read as follows:
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
Our businesses face substantial challenges for the foreseeable future, in particular:
•	A substantial amount of our lending business originates in Michigan. Of our total portfolio loans, approximately 70% are to borrowers located, or secured by properties, in Michigan and approximately 10% are to borrowers located, or secured by properties, in Ohio. These states have been severely and disproportionately affected by the economic downturn in general, and by the bankruptcy filings of General Motors Corporation, Chrysler LLC and a number of automobile parts suppliers in particular. Unemployment rates in these states have been substantially higher than the national average and real estate collateral values have fallen significantly.

•	Our ability to return to a positive net income is largely dependent upon our future credit costs. Our loan portfolios-particularly our commercial real estate and residential mortgage loan portfolios, which have accounted for a disproportionate amount of our loan loss provisions since the fourth quarter of 2008-continue to be adversely affected by economic conditions and the ongoing correction in real estate prices in our markets. A significant portion of our commercial loan portfolio is classified as nonperforming loans or watchlist loans. The latter are loans that have migrated within our loan rating system to a level that requires increased oversight. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolios. In view of the weakness and uncertainties in the national and regional economies in which we operate and the inherent difficulty in predicting future events, we may find it necessary to continue to take loan loss provisions in future periods in amounts that substantially exceed loan loss provisions in prior periods in order to maintain our allowance for loan losses at a level we deem appropriate.
As a result of the weakness in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses, our nonperforming assets and charged-off loans have increased substantially and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations, or regulatory policies or standards, such as maintenance of capital ratios and reduction of nonperforming asset levels due to the deterioration in our financial condition and operating results, could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business, could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.
As a follow up to recently concluded examinations of Citizens Bank, the Holding Company and its Citizens Bank subsidiary have been expecting to enter into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”), the primary regulators. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010. The Written Agreement requires the boards of the Holding Company and Citizens Bank to undertake various assessments and submit a number of plans acceptable to the FRBC and OFIR in connection with management staffing, credit risk management practices, credit administration, improvement of Citizens Bank’s position on ORE and certain significant loans that are more than 90 days past due, the allowance for loan losses, capital under current conditions and contingency funding under adverse scenarios, operating results, liquidity position, and interest rate management practices. In addition, the Written Agreement imposes restrictions on renewals, extensions and restructurings of certain criticized credits by requiring prior review and approval of the Bank’s board of directors. The Written Agreement also prohibits the Holding Company and Citizens Bank from paying dividends, paying interest or principal on subordinated debentures or trust preferred securities, transferring funds from Citizens Bank to the Holding Company, incurring, increasing, or guaranteeing debt and purchasing or redeeming any shares of its stock, without prior regulatory approval.
Although we do not currently anticipate that compliance with the Written Agreement will have a material adverse impact on our operations, we cannot provide any assurance as to the potential impact of such action on our business, financial condition and results of operations. The Written Agreement is designed to remediate certain deficiencies noted by the regulators for the protection of depositors rather than the benefit of shareholders or debt holders. Moreover, if we are unable to comply with the terms of the Written Agreement, we could become subject to additional heightened supervisory actions and orders. If our regulators were to take such additional actions, we could become subject to various requirements limiting the ability to develop new business lines, mandating that we raise additional capital in a manner that would be dilutive to shareholders, and/or requiring the sale of certain assets and liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and stock price.
As a bank holding company that conducts substantially all of our operations through our subsidiaries, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiaries and their ability to pay dividends to our Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and will be restricted by a supervisory agreement with our regulators.
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from our subsidiaries and sales of our securities to investors. Dividends from subsidiaries are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Holding Company. At July 1, 2010, our subsidiaries were permitted to pay $4.9 million in dividends. Also, our Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our subsidiaries are unable to pay dividends to our Holding Company, we may not be able to service debt, pay obligations or, should we have the ability to do so in the future, pay dividends on common stock.
On April 17, 2008, our Board of Directors voted to suspend the common stock quarterly dividend. On December 12, 2008, we issued TARP Preferred Stock with a liquidation value of $300 million to the Treasury as part of the Treasury’s Capital Purchase Program. Prior to December 12, 2011, and unless we have redeemed all of the TARP Preferred Stock or Treasury has transferred all of the TARP Preferred Stock to a third party, the approval of Treasury will be required for us to pay any common stock dividends or, except in limited circumstances, repurchase our common stock or other equity or capital securities.
As of June 30, 2010 and December 31, 2009, the Holding Company’s cash resources totaled $158.6 million and $110.7 million, respectively. Since 2009, the Holding Company contributed an aggregate amount of $74 million to Citizens Bank to bolster capital levels at the bank. The Holding Company’s interest and preferred dividend payment obligations are approximately $21 million annually.
We have suspended the dividend payments on our trust preferred securities and on our TARP Preferred Stock issued to the Treasury. This action preserves $4.9 million in cash on a quarterly basis and reduces the need for us to raise additional capital.
On July 28, 2010, the Written Agreement was executed by our regulators. Among other requirements and restrictions, the Written Agreement prohibits the Holding Company from paying interest or principal on subordinated debentures or trust preferred securities, taking any other form of payment from Citizens Bank, incurring, increasing, or guaranteeing debt and purchasing or redeeming any shares of its stock, in each case, without the prior written consent of the applicable regulators. These restrictions will remain in effect until the FRBC and OFIR terminate the Written Agreement.
If our common stock fails to meet the listing requirements of Nasdaq and is delisted from trading on the Nasdaq, the market price of our common stock could be adversely affected.
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CRBC”. The Nasdaq’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days. We were notified on July 19, 2010 that our shares failed to meet the requirement for the specified time period and Nasdaq’s Listing Qualifications Department notified us that they could initiate steps to delist our common stock from trading on the Nasdaq anytime after January 18, 2011 unless our closing bid price exceeds $1.00 per share for at least 10 consecutive trading days prior to that date. If Citizens does not regain compliance by January 18, 2011, Nasdaq will provide a written notification that Citizens’ common stock will be delisted. However, Citizens shall be eligible for an additional 180 calendar day grace period if it meets the initial listing standards, with the exception of the bid price requirement, of the Nasdaq Capital Market. Although we may take certain actions to increase our stock price prior to being delisted from Nasdaq or otherwise challenge any action by Nasdaq to delist our common stock, there can be no assurance that these actions will be successful in maintaining our listing on Nasdaq or the trading market for our stock. A delisting of our common stock from the Nasdaq could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(2)
April 2010	—		$—	—	1,241,154
May 2010	23,235	(1)	1.06	—	1,241,154
June 2010	—		—	—	1,241,154

Total	23,235		$1.06	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
The stock repurchase program is discussed in more detail in Note 11 to the Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2010, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $7.6 million and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $2.5 million. Under the terms of the Written Agreement, Citizens is prohibited from making these interest and dividend payments without consent of the appropriate regulatory agency.
Item 5. Other Information
Citizens Receives Written Supervisory Agreement from Banking Regulators
As previously reported, Citizens and its wholly owned subsidiary, Citizens Bank (the “Bank”), have been expecting to enter into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”), their primary regulators, as a follow up to recently concluded examinations of the Bank. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010.
The Written Agreement requires the boards of Citizens and the Bank (or a committee thereof) to undertake various assessments and submit a number of plans acceptable to the FRBC and OFIR, in each case within 60 or 90 days as specified, in connection with:
•	management staffing needs,

•	credit risk management practices,

•	credit administration,

•	the Bank’s position on ORE and certain significant loans that are more than 90 days past due,

•	allowance for loan losses,

•	capital under current conditions and contingency funding under adverse scenarios,

•	operating results,

•	liquidity position management, and

•	interest rate management practices.
The Written Agreement imposes restrictions on renewals, extensions and restructurings of certain criticized credits by requiring prior review and approval of the Bank’s board of directors (or committee thereof). In addition, without the prior written consent of the FRBC and, in certain instances, OFIR or the Director of Banking Supervision and Regulation of the Federal Reserve Board, Citizens and the Bank are prohibited from:
•	paying dividends,

•	paying interest or principal on subordinated debentures or trust preferred securities,

•	transferring funds from the Bank to Citizens,

•	incurring, increasing or guaranteeing debt, and

•	purchasing or redeeming any shares of its stock.
Citizens and the Bank are required to eliminate certain loss assets from their books within 10 days, although Citizens and the bank do not have any loss assets that have to be charged-off or collected to comply with this provision. Citizens and the Bank are also required to revise the allowance for loan loss methodology to conform more closely to relevant supervisory guidance, and to comply with certain regulatory requirements with regard to changes in management or directors and payment of indemnification and severance amounts. Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations. The Written Agreement imposes requirements on Citizens and the Bank to report on the status of various items under the agreement, including if capital levels fall to levels below those set forth in the capital plan, and on the Bank annually to submit a plan for improving earnings. In addition, Citizens is required to fully utilize its resources to serve as a source of strength for the Bank, but the Written Agreement does not contain any specific requirement for Citizens to raise additional capital at this time. The Written Agreement will remain in effect until terminated by the FRBC and OFIR.
The foregoing summary of the Written Agreement does not purport to be a complete description of all of the terms of the Written Agreement, and is qualified in its entirety by reference to a copy of the Written Agreement which is filed as an exhibit to this report.
The Written Agreement formalizes steps that were in several cases already underway at Citizens and the Bank. Citizens and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank.
Based on a written communication from the FRBC on behalf of itself and the Director that Citizens was permitted to make the interest payment due on August 1, 2010 on its 5.75% Subordinated Notes due 2013, Citizens made such interest payment notwithstanding the prohibition of interest payments on outstanding subordinated debentures contained in the Written Agreement.
Appointment of Chief Financial Officer
On August 4, 2010, the Board of Directors appointed Lisa T. McNeely as Executive Vice President and Chief Financial Officer, effective immediately. Ms. McNeely was appointed interim Executive Vice President and Chief Financial Officer in June 2010. Ms. McNeely, 51, has 28 years of experience in the banking industry. She joined Citizens in February 2003, serving in a variety of capacities in its financial and accounting departments, and was appointed Senior Vice President and Director of Financial Management and Credit Analytics in November 2008. Prior to joining Citizens, she served from October 1999 to February 2003 as Chief Financial Officer for Education One Group, a Sallie Mae subsidiary and the exclusive marketing and origination representative for Bank One Corporation’s education loans. Ms. McNeely worked at Bank One Corporation for 15 years in various capacities in its accounting and finance departments, most recently as Senior Vice President and Finance Director of its Consumer Lending Division, and at Capital Bank, NA in Houston, Texas for six years in its accounting department. In connection with her appointment as Chief Financial Officer, Ms. McNeely’s base salary, paid in cash, was increased from $265,000 to $325,000, her base salary, paid in restricted stock, was increased from $50,000 to $125,000, and her long-term incentive award was increased from 73,750 shares of restricted stock to 225,000 shares of restricted stock.

Item 6. Exhibits

10.45	2008 Management Incentive Plan

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: August 5, 2010	By	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.45	2008 Management Incentive Plan
10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934