Form 10-Q
period 2010-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2010-11-04
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010

Common Stock, No Par Value	397,089,175 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Assets
Cash and due from banks	$142,025	$156,093	$156,608
Money market investments	530,169	686,285	512,289
Investment Securities:
Securities available for sale, at fair value	2,258,452	2,076,794	2,075,004
Securities held to maturity, at amortized cost (fair value of $118,155, $116,368 and $120,396, respectively)	112,029	114,249	114,249

Total investment securities	2,370,481	2,191,043	2,189,253
FHLB and Federal Reserve stock	157,304	155,084	155,084
Portfolio loans:
Commercial and industrial	1,657,383	1,921,755	2,047,207
Commercial real estate	2,503,685	2,811,539	2,881,839

Total commercial	4,161,068	4,733,294	4,929,046
Residential mortgage	800,521	1,025,248	1,073,253
Direct consumer	1,091,704	1,224,182	1,269,207
Indirect consumer	834,712	805,181	825,316

Total portfolio loans	6,888,005	7,787,905	8,096,822
Less: Allowance for loan losses	(324,046)	(338,940)	(336,270)

Net portfolio loans	6,563,959	7,448,965	7,760,552
Loans held for sale	52,191	80,219	61,134
Premises and equipment	106,272	110,703	114,000
Goodwill	318,150	318,150	318,150
Other intangible assets	11,306	14,378	15,551
Bank owned life insurance	218,056	220,190	219,802
Other assets	168,991	214,560	214,924
Assets of discontinued operations	—	335,961	354,429

Total assets	$10,638,904	$11,931,631	$12,071,776

Liabilities
Noninterest-bearing deposits	$1,297,579	$1,288,303	$1,238,969
Interest-bearing demand deposits	947,126	1,055,290	1,147,363
Savings deposits	2,704,589	2,460,114	2,504,773
Time deposits	3,151,652	3,697,056	3,497,986

Total deposits	8,100,946	8,500,763	8,389,091
Federal funds purchased and securities sold under agreements to repurchase	42,334	32,900	42,255
Other short-term borrowings	710	6,900	7,200
Other liabilities	152,531	124,718	143,560
Long-term debt	1,185,322	1,512,987	1,670,248
Liabilities of discontinued operations	—	422,327	415,992

Total liabilities	9,481,843	10,600,595	10,668,346
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 9/30/10, 12/31/09, and 9/30/09, redemption value of $300 million	276,676	271,990	270,487
Common stock — no par value
Authorized - 1,050,000,000 shares at 9/30/10,12/31/09, and 9/30/09; Issued and outstanding - 397,070,684 at 9/30/10, 394,397,406 at 12/31/09 and 394,470,383 at 9/30/09	1,431,314	1,429,771	1,429,657
Retained deficit	(566,543)	(363,632)	(293,650)
Accumulated other comprehensive income (loss)	15,614	(7,093)	(3,064)

Total shareholders’ equity	1,157,061	1,331,036	1,403,430

Total liabilities and shareholders’ equity	$10,638,904	$11,931,631	$12,071,776

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$96,080	$111,368	$298,802	$341,337
Interest and dividends on investment securities:
Taxable	18,082	17,773	54,943	56,463
Tax-exempt	3,514	6,128	12,731	19,171
Dividends on FHLB and Federal Reserve stock	735	1,587	2,763	3,466
Money market investments	350	315	1,181	889

Total interest income	118,761	137,171	370,420	421,326

Interest Expense
Deposits	23,518	34,668	78,939	119,484
Short-term borrowings	20	29	61	160
Long-term debt	13,665	23,461	44,087	73,145

Total interest expense	37,203	58,158	123,087	192,789

Net Interest Income	81,558	79,013	247,333	228,537
Provision for loan losses	89,617	77,393	261,586	239,813

Net interest (loss) income after provision for loan losses	(8,059)	1,620	(14,253)	(11,276)

Noninterest Income
Service charges on deposit accounts	10,609	11,035	30,264	31,290
Trust fees	3,837	3,853	11,468	10,573
Mortgage and other loan income	2,590	3,182	7,377	9,837
Brokerage and investment fees	1,060	1,473	3,315	4,133
ATM network user fees	1,864	1,689	5,232	4,652
Bankcard fees	2,261	1,972	6,534	5,835
Net loss on loans held for sale	(1,441)	(860)	(17,548)	(11,362)
Net loss on debt extinguishment	—	(15,929)	—	(15,929)
Investment securities gains	—	—	14,067	5
Other income	5,176	4,281	9,922	9,825

Total noninterest income	25,956	10,696	70,631	48,859
Noninterest Expense
Salaries and employee benefits	32,740	37,394	94,090	105,377
Occupancy	6,529	6,447	20,129	20,568
Professional services	2,737	3,033	7,605	8,886
Equipment	3,076	2,959	9,127	8,726
Data processing services	4,702	4,461	14,098	12,920
Advertising and public relations	1,605	1,878	5,018	5,562
Postage and delivery	1,187	1,297	3,496	4,239
Other loan expenses	4,355	6,271	14,880	18,922
Losses on other real estate (ORE)	1,967	3,924	12,508	15,223
ORE expenses	1,327	1,624	3,317	3,108
Intangible asset amortization	908	1,874	3,072	5,863
Goodwill impairment	—	—	—	256,272
Other expense	13,607	10,304	42,513	38,104

Total noninterest expense	74,740	81,466	229,853	503,770

Loss from Continuing Operations Before Income Taxes	(56,843)	(69,150)	(173,475)	(466,187)
Income tax provision (benefit) from continuing operations	5,628	(11,747)	9,475	(26,326)

Loss from Continuing Operations	(62,471)	(57,403)	(182,950)	(439,861)
Discontinued operations:
Income (loss) from discontinued operations (net of income tax)	—	480	(3,822)	(9,624)

Net Loss	(62,471)	(56,923)	(186,772)	(449,485)
Dividend on redeemable preferred stock	(5,451)	(5,224)	(16,139)	(14,523)

Net Loss Attributable to Common Shareholders	$(67,922)	$(62,147)	$(202,911)	$(464,008)

Earnings (Loss) Per Share from Continuing Operations
Basic	$(0.17)	$(0.49)	$(0.51)	$(3.59)
Diluted	(0.17)	(0.49)	(0.51)	(3.59)
Earnings (Loss) Per Share from Discontinued Operations
Basic	$—	$0.01	$(0.01)	$(0.08)
Diluted	—	0.01	(0.01)	(0.08)
Net Loss Per Common Share:
Basic	$(0.17)	$(0.48)	$(0.52)	$(3.67)
Diluted	(0.17)	(0.48)	(0.52)	(3.67)
Average Common Shares Outstanding:
Basic	394,021	128,467	393,880	126,453
Diluted	394,021	128,467	393,880	126,453

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp and Subsidiaries

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(186,772)		(186,772)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of $810					25,693
Net change in unrealized loss on qualifying cash flow hedges					(2,986)
Net change in unrecognized pension and post retirement costs					—

Other comprehensive income total						22,707

Total comprehensive loss						(164,065)
Accretion of preferred stock discount	4,686			(4,686)		---
Accrued dividend on preferred stock				(11,453)		(11,453)
Proceeds from stock options exercised and restricted stock activity		2,699	—			---
Recognition of stock-based compensation			1,568			1,568
Shares purchased for taxes		(25)	(25)			(25)

Balance — September 30, 2010	$276,676	397,071	$1,431,314	$(566,543)	$15,614	$1,157,061

Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(449,485)		(449,485)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of ($29,805)					55,351
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of $2,863					(5,317)
Net change in unrecognized pension and post retirement costs, net of tax effect of $1,887					(3,504)

Other comprehensive income total						46,530

Total comprehensive loss						(402,955)
Exchange of subordinated debt and trust preferred stock for common stock, net of costs of $6,033		268,216	213,904			213,904
Dividends on redeemable preferred stock	4,399			(14,523)		(10,124)
Proceeds from stock options exercised and restricted stock activity		303	—			—
Recognition of stock-based compensation		—	1,351			1,351
Shares purchased for taxes		(46)	(67)			(67)

Balance — September 30, 2009	$270,487	394,470	$1,429,657	$(293,650)	$(3,064)	$1,403,430

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp and Subsidiaries

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Operating Activities:
Net loss	$(186,772)	$(449,485)
Loss from discontinued operations, net of income tax	(3,822)	(9,624)

Loss from continuing operations	(182,950)	(439,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	261,586	239,813
Goodwill impairment	—	256,272
Depreciation and software amortization	9,240	9,042
Amortization of intangibles	3,072	5,863
Net decrease (increase) in current and deferred income taxes	24,856	(10,789)
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(6,157)	(7,586)
Fair value adjustment on loans held for sale and other real estate	13,399	19,623
Amortization of issuance costs on long term debt	396	913
Net amortization on investment securities	4,232	132
Net loss on debt extinguishment	—	15,929
Investment securities gains	(14,067)	(5)
Loans originated for sale	(117,372)	(242,987)
Proceeds from loans held for sale	119,563	256,503
Net gains from loan sales	(2,994)	(5,716)
Net loss on other real estate	1,900	1,103
Recognition of stock-based compensation	1,568	1,351
Discontinued operations, net	17,750	(1,281)
Other	25,103	3,192

Net cash provided by operating activities	159,125	101,511
Investing Activities:
Net decrease (increase) in money market investments	156,116	(306,686)
Securities available-for-sale:
Proceeds from sales	412,402	1,050
Proceeds from maturities and payments	684,996	481,768
Purchases	(1,276,566)	(382,357)
Securities held-to-maturity:
Proceeds from maturities and payments	2,230	1,508
Net decrease in loans and leases	613,282	683,505
Proceeds from sales of other real estate	35,423	26,258
Net increase in properties and equipment	(4,833)	(5,737)
Net proceeds from sale of discontinued operations	35,369	—
Discontinued operations, net	312,402	(3,235)

Net cash provided by investing activities	970,821	496,074
Financing Activities:
Net increase in demand and savings deposits	145,587	627,812
Net decrease in time deposits	(545,821)	(870,001)
Net increase (decrease) in short-term borrowings	3,245	(15,036)
Principal reductions in long-term debt	(326,660)	(318,208)
Cash dividends paid on preferred stock	—	(10,124)
Shares acquired for retirement and purchased for taxes	(25)	(67)
Discontinued operations, net	(420,340)	(18,852)

Net cash used by financing activities	(1,144,014)	(604,476)

Net decrease in cash and due from banks	(14,068)	(6,891)
Cash and due from banks at beginning of period	156,093	163,499

Cash and due from banks at end of period	$142,025	$156,608

Supplemental Cash Flow Information:
Interest paid	$122,462	$201,511
Income tax refunds, net	(16,214)	(14,654)
Supplemental Disclosures of noncash Items
Exchange of long-term debt for common stock	—	204,008
Exchange of subordinated debt and preferred stock for common stock	—	(219,937)
Loans transferred to other real estate owned	25,061	38,294
Loans transferred to held for sale	48,673	—
Held for sale loans transferred to other real estate	15,177	10,247
Accretion of preferred stock discount	4,686	4,399
See notes to consolidated financial statements.

Part I — Financial Information

Item 1	— Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc. and Subsidiaries
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2009 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2009 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.3 million and $25.8 million in aggregate liquidation amounts outstanding, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred security holders, and consequently the Corporation is not exposed to loss related to these VIEs.
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
Written Agreement
Citizens and its wholly owned subsidiary, Citizens Bank (the “Bank”), entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”) as a follow up to recently concluded examinations of the Bank. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010. The Written Agreement formalizes steps that were in several cases already underway at Citizens and the Bank. Citizens and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. Citizens has complied with the requirements of the written agreement to date and is on target in meeting all other required deadlines included in the written agreement. Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations.

New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)
Accounting Standard Update (“ASU”)
Statements of Financial Accounting Standards (“SFAS”)
FASB ASU 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”
This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. ASU 2010-11 was effective for Citizens beginning July 1, 2010. The adoption of ASU 2010-11 did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
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
SFAS No. 166, “Accounting for Transfers of Financial Assets” (subsequently codified by ASU 2009-16, Transfers and Servicing — Topic 860)
This ASU was issued in response to the FASB’s concerns about certain transfers of financial assets that should not qualify as sales. The most significant amendment resulting from this ASU consists of removing the concept of a qualifying special-purpose entity. It also changes the requirements for derecognizing financial assets, and requires additional disclosures as well as more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 was effective January 1, 2010 for Citizens. The adoption did not have an impact on Citizens’ financial condition, results of operations, or liquidity.
Note 2. Pending Accounting Pronouncements
FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”
This ASU requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-20 is effective the first fiscal quarter ending after December 15, 2010, except for certain disclosure requirements about activity that occurs during a reporting period which are effective the first fiscal quarter beginning after December 15, 2010. Citizens does not expect the adoption of ASU 2010-20 to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have a significant impact on Citizens’ credit disclosures.

Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of September 30, 2010 and December 31, 2009 follow:

	September 30, 2010				December 31, 2009
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$20,520	$20,774	$254	$—	$135,793	$138,644	$2,851	$—
Collateralized mortgage obligations	579,877	590,415	13,485	2,947	393,143	382,943	5,138	15,338
Mortgage-backed	1,383,663	1,432,326	48,868	205	1,061,015	1,093,598	33,791	1,208
State and municipal	206,688	213,580	7,137	245	432,795	443,663	11,544	676
Other	1,359	1,357	19	21	17,951	17,946	6	11

Total available for sale	$2,192,107	$2,258,452	$69,763	$3,418	$2,040,697	$2,076,794	$53,330	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$112,029	$118,155	$6,143	$17	$114,249	$116,368	$2,531	$412

FHLB and Fed Reserve stock	$157,304	$157,304	$—	$—	$155,084	$155,084	$—	$—

Securities with amortized cost of $0.9 billion at September 30, 2010 and $1.1 billion at December 31, 2009 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at September 30, 2010 and December 31, 2009.
The amortized cost and estimated fair value of debt securities by maturity at September 30, 2010 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
Federal agencies and state and municipal
Contractual maturity within one year	$47,810	$48,419
After one year through five years	39,719	40,947
After five years through ten years	80,056	83,190
After ten years	59,623	61,798

Subtotal	227,208	234,354
Collateralized mortgage obligations and mortgage-backed	1,963,540	2,022,741
Other	1,359	1,357

Total available for sale	$2,192,107	$2,258,452

Securities held to maturity:
State and municipal
Contractual maturity within one year	$1,202	$1,231
After one year through five years	1,717	1,803
After five years through ten years	51,500	54,782
After ten years	57,610	60,339

Total held to maturity	$112,029	$118,155

As of September 30, 2010, 53 securities had unrealized losses compared with 202 securities as of December 31, 2009. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of September 30, 2010 and December 31, 2009 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
September 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$40,910	$145	$33,456	$2,802	$74,366	$2,947
Mortgage-backed	42,761	202	138	3	42,899	205
State and municipal	1,962	7	4,251	238	6,213	245
Other	42	1	119	20	161	21

Total available for sale	$85,675	$355	$37,964	$3,063	$123,639	$3,418

Securities held to maturity:
State and municipal
Total held to maturity	$1,761	$17	$—	$—	$1,761	$17

Total	$87,436	$372	$37,964	$3,063	$125,400	$3,435

	Less than 12 Months		More than 12 Months		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$51,983	$452	$146,024	$14,886	$198,007	$15,338
Mortgage-backed	109,134	1,202	251	6	109,385	1,208
State and municipal	29,055	401	9,323	275	38,378	676
Other	—	—	312	11	312	11

Total available for sale	$190,172	$2,055	$155,910	$15,178	$346,082	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$16,778	$284	$1,438	$128	$18,216	$412

Total	$206,950	$2,339	$157,348	$15,306	$364,298	$17,645

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of September 30, 2010, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At September 30, 2010, the whole loan CMOs had a market value of $74.4 million with gross unrealized losses of $2.9 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the September 30, 2010 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at September 30, 2010.
For the nine months ended September 30, 2010, as part of its capital strategy Citizens sold $397.5 million of available for sale securities and recorded a net gain of $14.1 million. The proceeds from the sales were used to purchase GNMA securities which strengthened Citizens’ capital position by improving the risk profile of the investment portfolio. During the first nine months of 2009, Citizens completed security sales with proceeds of $1.0 million and recorded a gain of less than $0.1 million.
Note 4. Allowance for Loan Losses and Impaired Loans
A summary of loan loss experience during the three and nine months ended September 30, 2010 and 2009 is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses — beginning of period	$321,841	$330,217	$338,940	$252,938

Provision for loan losses	89,617	77,393	261,586	239,813

Charge-offs:
Commercial and industrial	8,144	21,141	34,010	39,094
Commercial real estate	45,910	32,076	113,069	82,151

Total commercial	54,054	53,217	147,079	121,245
Residential mortgage	23,353	9,969	104,787	12,933
Direct consumer	10,256	6,617	23,691	17,886
Indirect consumer	2,808	3,812	10,649	14,360

Charge-offs	90,471	73,615	286,206	166,424

Recoveries:
Commercial	1,410	995	3,017	4,142
Commercial real estate	579	203	2,727	2,923

Total commercial	1,989	1,198	5,744	7,065
Residential mortgage	15	5	678	13
Direct consumer	452	482	1,290	1,128
Indirect consumer	603	590	2,014	1,737

Recoveries	3,059	2,275	9,726	9,943

Net charge-offs	87,412	71,340	276,480	156,481

Allowance for loan losses — end of period	$324,046	$336,270	$324,046	$336,270

Nonperforming portfolio loans totaled $364.2 million at September 30, 2010 and $474.5 million at December 31, 2009. Some of Citizens’ nonperforming loans are considered to be impaired when Citizens has determined that it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Total loans considered impaired and the allocated allowance for loan loss balances at September 30, 2010 and December 31, 2009 follow.

	Balances		Allowance for Loan Loss
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2010	2009	2010	2009

Balances
Impaired loans with specific allocated allowance	$184,229	$162,962	$60,854	$52,840
Impaired loans without specific allocated allowance	95,677	141,408	—	—

Total impaired loans	$279,906	$304,370	$60,854	$52,840

Impaired loans on nonaccrual basis	$279,743	$304,370	$60,823	$52,840
Impaired loans on accrual basis	163	—	31	—

Total impaired loans	$279,906	$304,370	$60,854	$52,840

The average balance of impaired loans for the three months ended September 30, 2010 was $282.7 million and $349.1 million for the three months ended September 30, 2009. Interest income recognized on impaired loans in both periods was immaterial. Cash collected and applied to outstanding principal during the three and nine months ended September 30, 2010 was $3.7 million and $8.7 million, respectively, compared with $4.7 million and $9.6 million for the three and nine months ended September 30, 2009, respectively.
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
A summary of goodwill associated with continuing operations allocated to the lines of business as of September 30, 2010 and December 31, 2009 follows:

(in thousands)	Regional Banking	Wealth Management	Total Goodwill

Balance at December 31, 2008	$572,621	$1,801	$574,422
Impairment Loss	(256,272)	—	(256,272)

Balance at December 31, 2009 and September 30, 2010	$316,349	$1,801	$318,150

Note 6. Long-Term Debt
The components of long-term debt as of September 30, 2010 and December 31, 2009 are presented below.

	September 30,	December 31,
(in thousands)	2010	2009

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,891	$16,773
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,288	48,010
Subsidiaries:
Federal Home Loan Bank advances	990,168	1,318,200
Other borrowed funds	104,201	104,230

Total long-term debt	$1,185,322	$1,512,987

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $3.7 million.
Note 7. Income Taxes
The income tax provision for the third quarter of 2010 was $5.6 million, compared with a benefit of $11.7 million for the third quarter of 2009. For the first nine months of 2010, the income tax provision totaled $9.5 million, compared with a benefit of $26.3 million for the same period of 2009.
The increases were primarily the result of lower pre-tax losses, the tax impact of changes in other comprehensive income and the provision for alternative minimum tax.
The effective tax rate for the third quarter of 2010 was (9.90)%, compared with 16.99% for the third quarter of 2009. For the first nine months of 2010, the effective tax rate was (5.46)%, compared with 5.65% for the same period of 2009. The effective tax rate includes adjustments for tax-exempt income and deferred tax asset valuation allowance.
Note 8. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2010 and 2009 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Balance at beginning of period	$10,404	$(27,379)	$(7,093)	$(49,594)
Net unrealized gain on securities available for sale for the quarter, net of tax effect of ($13,264) in 2009, and net unrealized gain on securities for the nine months period, net of tax effect of $810 in 2010 and ($29,805) in 2009	7,107	24,633	11,626	55,346
Less: Reclassification adjustment for net gains on securities included in net income for the quarter and year to date.	—	—	14,067	5
Net change in unrealized loss on cash flow hedges for the quarter, net of tax effect of $171 in 2009 and net change in unrealized loss for the nine months period, net of tax effect of $2,863 in 2009	(1,897)	(318)	(2,986)	(5,317)
Net change in unrecognized pension and postretirement costs, net of tax effect of $1,887 in 2009	—	—	—	(3,504)

Accumulated other comprehensive income (loss), net of tax	$15,614	$(3,064)	$15,614	$(3,064)

The accumulated net unrealized gain on cash flow hedges was $10.1 million at September 30, 2010 and $13.1 million at December 31, 2009.
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
The estimated fair values of Citizens’ financial instruments follow.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$142,025	$142,025	$156,093	$156,093
Money market investments	530,169	530,169	686,285	686,285
Securities available for sale	2,258,452	2,258,452	2,076,794	2,076,794
Securities held to maturity	112,029	118,155	114,249	116,368
FHLB and Federal Reserve stock	157,304	157,304	155,084	155,084
Net portfolio loans	6,563,959	5,758,801	7,448,965	6,447,963
Deferred compensation assets	10,404	10,404	11,138	11,138
Loans held for sale	52,191	52,191	80,219	80,219
Accrued interest receivable	35,818	35,818	41,387	41,387
Financial liabilities:
Deposits	8,100,946	8,153,657	8,500,763	8,534,799
Short-term borrowings	43,044	43,044	39,800	39,800
Long-term debt	1,185,322	1,249,608	1,512,987	1,565,649
Accrued interest payable	10,434	10,434	9,808	9,808
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(1,036)	(5,114)	(913)	(5,185)
Derivative instruments	10,283	10,283	17,959	17,959

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the three and nine month periods ended September 30, 2010.
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
Residential Mortgage Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions potential investors would make and are classified as nonrecurring Level 3.
Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. Commercial properties and former branch locations are carried at the lower of cost or market value at the time of acquisition based on the fair value of the underlying collateral, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010.

September 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$20,774	$—	$20,774	$—
Collateralized mortgage obligations	590,415	—	590,403	12
Mortgage-backed	1,432,326	—	1,432,326	—
State and municipal	213,580	—	208,749	4,831
Other	1,357	—	1,024	333

Total available for sale	2,258,452	—	2,253,276	5,176

Other assets:
Derivatives designated as hedging instruments	10,363	—	10,363	—
Derivatives not designated as hedging instruments	35,344	—	35,344	—
Deferred compensation assets	10,404	7,133	3,271	—

Total other assets	56,111	7,133	48,978	—

Total assets at fair value	$2,314,563	$7,133	$2,302,254	$5,176

Other liabilities:
Derivatives not designated as hedging instruments	$35,424	$—	$35,424	$—

Total other liabilities	35,424	—	35,424	—

Total liabilities at fair value	$35,424	$—	$35,424	$—

There were no transfers between levels within the fair value hierarchy during the three and nine month periods ended September 30, 2010. The following table presents the reconciliation of Level 3 assets held by Citizens at September 30, 2010.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers In	Balance at
	Beginning	Recorded in Earnings		Comprehensive	Issuances and	and /or Out	End of
(in thousands)	of Period	Realized (1)	Unrealized	Income (Pretax)	Settlements, Net	of Level 3	Period

Three Months Ended September 30, 2010
Securities available for sale
Collateralized mortgage obligations	$12	$—	$—	$—	$—	$—	$12
State and municipal	4,884	33	—	(12)	(74)	—	4,831
Other	329	4	—	—	—	—	333

Total available for sale	$5,225	$37	$—	$(12)	$(74)	$—	$5,176

Nine Months Ended September 30, 2010
Securities available for sale
Collateralized mortgage obligations	$15	$—	$—	$—	$(3)	$—	$12
State and municipal	5,353	128	—	(18)	(632)	—	4,831
Other	323	10	—	—	—	—	333

Total available for sale	$5,691	$138	$—	$(18)	$(635)	$—	$5,176

(1)	Recorded through Interest Income on the Consolidated Statement of Operations.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of September 30, 2010.

September 30, 2010	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$355,522	$179,564	$—	$—	$179,564
Commercial loans held for sale	26,996	16,845	—	—	16,845
Residential mortgage loans held for sale	39,052	13,016	—	—	13,016
Other real estate	18,486	9,872	—	—	9,872
Repossessed assets	3,326	1,397	—	—	1,397

Total assets	$443,382	$220,694	$—	$—	$220,694

Note 10. Pension Benefit Cost
Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. The components of pension expense for the three and nine months ended September 30, 2010 and 2009 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Defined Benefit Pension Plans
Interest cost	$1,037	$1,104	$3,115	$3,315
Expected return on plan assets	(1,200)	(1,570)	(3,600)	(4,710)
Amortization of unrecognized:
Prior service cost	8	7	22	22
Net actuarial loss	555	335	1,666	1,005

Net pension cost	400	(124)	1,203	(368)

Supplemental Pension Plans
Interest cost	187	130	563	446
Settlement charge related to lump sum payments	—	455	—	455
Curtailment loss	—	—	—	941
Amortization of unrecognized:
Net actuarial loss	3	4	9	10

Net pension cost	190	589	572	1,852

Postretirement Benefit Plans
Interest cost	152	152	455	455
Amortization of unrecognized:
Prior service cost	(67)	(67)	(201)	(201)
Net actuarial gain	(8)	(8)	(24)	(24)

Net postretirement benefit cost	77	77	230	230

Total pension and postretirement benefit cost	667	542	2,005	1,714

Defined contribution retirement and 401K Plans
Employer contributions	—	219	—	2,190

Total periodic benefit cost	$667	$761	$2,005	$3,904

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k) plans. Citizens did not make a cash contribution to the defined benefit pension plan during the first nine months of 2010 but reviews plan funding needs periodically and will make a contribution if appropriate. During the first nine months of 2010, Citizens contributed $0.4 million to the supplemental pension plans and anticipates that an additional $0.1 million of contributions will be made during the remaining three months of the year. Citizens contributed $0.3 million to the postretirement benefit plan during the first nine months of 2010 and anticipates making an additional $0.1 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction of the expected years of future service for the supplemental pension plan participants.
The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at September 30, 2010. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.
The estimated fair values of Citizens’ pension plan assets at September 30, 2010 are as follows:

September 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$456	$—	$456	$—
Equity securities
Large cap (1)	17,679	—	17,679	—
Mid-cap	4,572	—	4,572	—
Small-cap	6,460	—	6,460	—
International equity	9,960	—	9,960	—
Fixed income securities
Intermediate term fixed (2)	23,650	—	23,650	—

Total	$62,777	$—	$62,777	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Note 11. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan to 24,000,000, removed the 2,000,000 share sublimit for grants other than stock options and made various other changes. At September 30, 2010, Citizens had 16,365,274 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock.
The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock units, and restricted stock awards included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Stock option compensation	$—	$2	$—	$9
Restricted stock compensation and restricted stock unit compensation	439	735	1,568	1,342

Stock-based compensation expense before income taxes	439	737	1,568	1,351
Income tax benefit (1)	(154)	(258)	(549)	(473)

Total stock-based compensation expense after income taxes	$285	$479	$1,019	$878

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.
During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options granted or exercised for the three and nine months ended September 30, 2010 and 2009. New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
As of September 30, 2010, $3.2 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2010.

		Weighted-Average
	Number of	Per Share Grant
	Shares	Date Fair Value

Restricted stock at December 31, 2009	618,759	$6.35
Granted	2,992,685	1.18
Vested	(277,738)	5.84
Forfeited	(276,426)	1.91

Restricted stock at September 30, 2010	3,057,280	$1.74

The total fair value of restricted stock vested during the nine months ended September 30, 2010 was $0.3 million.
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
During the first quarter of 2010, Citizens decided to suspend quarterly cash dividend payments on its Series A Preferred Stock. While Citizens accrues for this obligation, it is currently in arrears in the amount of $11.5 million with the dividend payments on the Series A Preferred Stock as of September 30, 2010.
Earnings per common share is computed using the two-class method. As of September 30, 2010, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 23,148,584 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Loss from continuing operations	$(62,471)	$(57,403)	$(182,950)	$(439,861)
Dividend on redeemable preferred stock	(5,451)	(5,224)	(16,139)	(14,523)

Net loss from continuing operations available to common shareholders	(67,922)	(62,627)	(199,089)	(454,384)
Income (loss) from discontinued operations (net of income tax)	—	480	(3,822)	(9,624)

Net loss attributable to common shareholders	$(67,922)	$(62,147)	$(202,911)	$(464,008)

Denominator:
Weighted average shares outstanding	397,008	129,170	395,830	127,231
Less: participating securities included in weighted average shares outstanding	(2,987)	(703)	(1,950)	(778)

Weighted average shares outstanding for basic and dilutive earnings per common share	394,021	128,467	393,880	126,453

Basic earnings (loss) per common share from continuing operations	$(0.17)	$(0.49)	$(0.51)	$(3.59)

Diluted earnings (loss) per common share from continuing operations	$(0.17)	$(0.49)	$(0.51)	$(3.59)

Basic earnings (loss) per common share from discontinued operations	$—	$0.01	$(0.01)	$(0.08)

Diluted earnings (loss) per common share from discontinued operations	$—	$0.01	$(0.01)	$(0.08)

Basic net loss per common share	$(0.17)	$(0.48)	$(0.52)	$(3.67)

Diluted net loss per common share	$(0.17)	$(0.48)	$(0.52)	$(3.67)

Note 13. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and nine months ended September 30, 2010 and 2009 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the totals for the Corporation. There are no significant intersegmental revenues.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Three Months Ended September 30, 2010
Net interest income (taxable equivalent)	$64,340	$8,046	$15,653	$171	$(4,280)	$83,930
Provision for loan losses	39,939	26,898	22,780	—	—	89,617

Net interest loss after provision	24,401	(18,852)	(7,127)	171	(4,280)	(5,687)
Noninterest income	16,814	(315)	387	5,190	3,880	25,956
Noninterest expense	52,524	8,954	3,891	3,981	5,390	74,740

(Loss) income from continuing operations before income taxes	(11,309)	(28,121)	(10,631)	1,380	(5,790)	(54,471)
Income tax provision (benefit) (taxable equivalent)	(3,958)	(9,842)	(3,721)	483	25,038	8,000

Net (loss) income from continuing operations	$(7,351)	$(18,279)	$(6,910)	$897	$(30,828)	$(62,471)
Income from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(7,351)	$(18,279)	$(6,910)	$897	$(30,828)	$(62,471)

Average assets (in millions)	$4,060	$1,737	$1,516	$15	$3,475	$10,803

Earnings Summary — Three Months Ended September 30, 2009
Net interest income (taxable equivalent)	$69,786	$6,092	$16,228	$156	$(9,504)	$82,758
Provision for loan losses	27,646	16,615	33,132	—	—	77,393

Net interest income after provision	42,140	(10,523)	(16,904)	156	(9,504)	5,365
Noninterest income	18,886	65	(43)	5,311	(13,523)	10,696
Noninterest expense	54,010	10,651	4,358	4,069	8,378	81,466

Income (loss) from continuing operations before income taxes	7,016	(21,109)	(21,305)	1,398	(31,405)	(65,405)
Income tax provision (benefit) (taxable equivalent)	2,456	(7,388)	(7,457)	489	3,898	(8,002)

Net income (loss) from continuing operations	$4,560	$(13,721)	$(13,848)	$909	$(35,303)	$(57,403)
Income (loss) from discontinued operations	645	(33)	—	37	(169)	480

Net income (loss)	$5,205	$(13,754)	$(13,848)	$946	$(35,472)	$(56,923)

Average assets (in millions)	$4,898	$2,194	$1,523	$11	$3,503	$12,129

Certain amounts have been reclassified to conform to current year presentation.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2010
Net interest income (taxable equivalent)	$194,404	$23,843	$48,446	$489	$(11,514)	$255,668
Provision for loan losses	82,042	73,911	105,633	—	—	261,586

Net interest loss after provision	112,362	(50,068)	(57,187)	489	(11,514)	(5,918)
Noninterest income	48,231	(5,374)	(7,669)	15,131	20,312	70,631
Noninterest expense	156,996	32,316	12,567	12,437	15,537	229,853

Income (loss) from continuing operations before income taxes	3,597	(87,758)	(77,423)	3,183	(6,739)	(165,140)
Income tax provision (benefit) (taxable equivalent)	1,259	(30,715)	(27,098)	1,114	73,250	17,810

Net income (loss) from continuing operations	$2,338	$(57,043)	$(50,325)	$2,069	$(79,989)	$(182,950)
Income (loss) from discontinued operations	850	(138)	175	102	(4,811)	(3,822)

Net income (loss)	$3,188	$(57,181)	$(50,150)	$2,171	$(84,800)	$(186,772)

Average assets (in millions)	$4,279	$1,795	$1,603	$14	$3,629	$11,320

Earnings Summary — Nine Months Ended September 30, 2009
Net interest income (taxable equivalent)	$200,974	$19,560	$46,306	$420	$(26,871)	$240,389
Provision for loan losses	80,684	53,426	105,703	—	—	239,813

Net interest income after provision	120,290	(33,866)	(59,397)	420	(26,871)	576
Noninterest income	52,393	217	(8,381)	14,685	(10,055)	48,859
Noninterest expense	425,172	33,570	13,673	12,361	18,994	503,770

(Loss) income from continuing operations before income taxes	(252,489)	(67,219)	(81,451)	2,744	(55,920)	(454,335)
Income tax provision (benefit) (taxable equivalent)	(88,371)	(23,527)	(28,508)	960	124,972	(14,474)

Net (loss) income from continuing operations	$(164,118)	$(43,692)	$(52,943)	$1,784	$(180,892)	$(439,861)
(Loss) income from discontinued operations	(9,193)	(81)	—	156	(506)	(9,624)

Net (loss) income	$(173,311)	$(43,773)	$(52,943)	$1,940	$(181,398)	$(449,485)

Average assets (in millions)	$5,289	$2,232	$1,622	$11	$3,503	$12,657

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

Amounts available to clients under loan commitments and standby letters of credit follow.

	September 30,	December 31,
(in thousands)	2010	2009

Loan commitments and letters of credit:
Commitments to extend credit	$995,147	$1,334,690
Financial standby letters of credit	176,449	228,483
Performance standby letters of credit	7,240	7,523
Commercial letters of credit	30	23

Total loan commitments and letters of credit	$1,178,866	$1,570,719

At September 30, 2010 and December 31, 2009, a liability of $1.9 million and $3.1 million, respectively, was recorded for possible losses on commitments to extend credit. A liability of $1.2 million and $1.1 million was recorded at September 30, 2010 and December 31, 2009, respectively, representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2010	2009	2010	2009

Derivatives designated as hedging instruments
Interest rate products	$10,363	$17,279	$—	$—

Derivatives not designated as hedging instruments
Interest rate products	35,344	29,775	35,424	29,095

Total derivatives	$45,707	$47,054	$35,424	$29,095

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2010 and December 31, 2009, Citizens had 7 interest rate swaps with an aggregate notional amount of $285.0 million and 13 interest rate swaps with an aggregate notional amount of $460.0 million, respectively, that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Citizens recognized a gain of $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and a gain/(loss) of $0.1 million and ($0.1) million, respectively, for the three and nine months ended September 30, 2009 related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.
One swap failed during the first quarter of 2010 and was subsequently terminated in April 2010, one swap failed during the second quarter of 2010 and was subsequently terminated in June 2010 and one swap failed during the third quarter of 2010. In addition, two swaps failed to qualify for hedge accounting due to this mismatch during the fourth quarter of 2008 and were subsequently terminated in January 2009. Accordingly, the change in fair value of these swaps was recognized directly into earnings. Citizens recognized a gain of $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, and a gain of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2009 related to net settlements. The fair value of these swaps and their change in fair value during the three and nine months ended September 30, 2010 and 2009 are disclosed as “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $1.0 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million for the nine months ended September 30, 2009 as a result of the hedged forecasted transactions becoming probable not to occur. Citizens did not accelerate any amounts from accumulated other comprehensive income for the three months ended September 30, 2009. During the next twelve months, Citizens estimates that $5.0 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location
Derivatives			Reclassified in	Reclassified from		Location Recognized
Relationship			Statement of	Accumulated OCI into		in Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$624	$2,785	Interest income	$1,476	$3,252
			Other income	1,045	—	Other income	$233	$63

Total	$624	$2,785		$2,521	$3,252		$233	$63

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location
Derivatives			Reclassified in	Reclassified from		Location Recognized
Relationship			Statement of	Accumulated OCI into		in Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$5,167	$2,135	Interest income	$5,408	$10,071
			Other income	2,745	244	Other income	$321	$(89)

Total	$5,167	$2,135		$8,153	$10,315		$321	$(89)

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2010 and December 31, 2009, Citizens had five fair value interest rate swaps with an aggregate notional balance of $295.0 million and 8 fair value interest rate swaps with an aggregate notional balance of $385.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2010 and 2009, Citizens recognized gains of $1.3 million, $4.8 million, $1.5 million and $4.4 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $1.6 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and $5.7 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009.

	Derivative Contract (Loss) Gain					Hedged Item Gain (Loss)
Derivatives	Location in	Three Months Ended		Nine Months Ended		Location in	Three Months Ended		Nine Months Ended
Relationship	Statement of	September 30,		September 30,		Statement of	September 30,		September 30,
(in thousands)	Operations	2010	2009	2010	2009	Operations	2010	2009	2010	2009
Fair value hedges:
Interest rate products	Interest expense	$(740)	$195	$(1,513)	$(2,421)	Interest expense	$2,033	$1,257	$6,278	$6,844

Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of September 30, 2010 and December 31, 2009, Citizens had 255 derivative transactions with an aggregate notional amount of $856.5 million and 284 derivative transactions with an aggregate notional amount of $1.0 billion, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009.

	Location of (Loss)	Amount of (Loss) Gain Recognized in Statement of Operations
	Gain Recognized in	Three Months Ended		Nine Months Ended
Derivatives Relationship	Statement of	September 30,		September 30,
(in thousands)	Operations	2010	2009	2010	2009
Derivatives not designated as hedges
Interest rate products	Other income	$(68)	$(1,018)	$(826)	$843

Credit-Risk-Related Contingent Features
Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements.
As of September 30, 2010, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $26.7 million. As of September 30, 2010, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $25.0 million. If credit risk related contingent features underlying these agreements had been triggered as of September 30, 2010, Citizens would be required to pledge $1.7 million in additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with two of its counterparties and the counterparties shall have the right to terminate all affected transactions under the agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of September 30, 2010, the aforementioned termination value approximated $1.1 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $25.0 million.
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

December 31,
(in thousands)	2009

Assets
Cash and due from banks	$7,045
Money market investments	19,878
Investment securities	171,115
FHLB and Federal Reserve stock	1,193
Net portfolio loans	114,523
Loans held for sale	241
Goodwill	12,594
Other assets	9,372

Assets of discontinued operations	$335,961

Liabilities
Deposits	$408,577
Short-term borrowings	11,263
Long-term debt	500
Other liabilities	1,987

Liabilities of discontinued operations	$422,327

The operating results for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Interest income	$—	$3,875	$4,409	$11,542
Interest expense	—	2,002	1,844	6,645

Net interest income	—	1,873	2,565	4,897
Provision for loan losses	—	390	608	1,950
Noninterest income	—	1,145	(3,258)	3,181
Noninterest expense	—	2,148	2,191	16,055
Income tax expense (benefit) from discontinued operations	—	—	330	(303)

Net income (loss) from discontinued operations	$—	$480	$(3,822)	$(9,624)

In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date. The loss from discontinued operations for the nine months ended September 30, 2009 included a $10.2 million goodwill impairment charge recorded in the second quarter of 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30,	June 30,	March 31,	December 31,	September 30,
Selected Quarterly Information	2010	2010	2010	2009	2009

Summary of Operations (thousands)
Net interest income	$81,558	$84,586	$81,189	$81,913	$79,013
Provision for loan losses	89,617	70,614	101,355	84,007	77,393
Noninterest income (1)	25,956	22,282	22,393	14,274	10,696
Noninterest expense	74,740	77,010	78,103	81,369	81,466
Income tax provision (benefit) from continuing operations	5,628	3,700	147	(3,307)	(11,747)
Net loss from continuing operations	(62,471)	(44,456)	(76,023)	(65,883)	(57,403)
Discontinued operations (after tax)	—	5,151	(8,973)	1,155	480
Net loss	(62,471)	(39,305)	(84,996)	(64,729)	(56,923)
Net loss attributable to common shareholders (2)	(67,922)	(44,711)	(90,278)	(69,981)	(62,147)
Taxable equivalent adjustment, continuing operations	2,372	2,605	3,357	3,721	3,745
Taxable equivalent adjustment, combined	2,372	2,656	3,556	3,932	3,961

Per Common Share Data
Net loss from continuing operations:
Basic	$(0.17)	$(0.12)	$(0.21)	$(0.18)	$(0.49)
Diluted	(0.17)	(0.12)	(0.21)	(0.18)	(0.49)
Discontinued operations:
Basic	$—	$0.01	$(0.02)	$—	$0.01
Diluted	—	0.01	(0.02)	—	0.01
Net loss:
Basic	$(0.17)	$(0.11)	$(0.23)	$(0.18)	$(0.48)
Diluted	(0.17)	(0.11)	(0.23)	(0.18)	(0.48)
Common book value	2.22	2.37	2.46	2.69	2.87
Tangible book value	2.08	2.24	2.28	2.50	2.68
Tangible common book value	1.39	1.54	1.59	1.81	1.99
Shares outstanding, end of period (000)	397,071	396,979	394,392	394,397	394,470

At Period End, Continuing Operations (millions)
Assets	$10,639	$10,834	$11,328	$11,596	$11,717
Earning assets	9,932	10,098	10,595	10,864	10,964
Portfolio loans	6,888	7,138	7,439	7,788	8,097
Allowance for loan losses	324	322	322	339	336
Deposits	8,101	8,222	8,481	8,501	8,389
Shareholders’ equity	1,157	1,218	1,244	1,331	1,403

At Period End, Combined (millions)
Assets	$10,639	$10,834	$11,652	$11,932	$12,072
Earning assets	9,932	10,098	10,890	11,169	11,284
Portfolio loans	6,888	7,138	7,543	7,906	8,217
Allowance for loan losses	324	322	326	342	340
Deposits	8,101	8,222	8,892	8,909	8,792
Shareholders’ equity	1,157	1,218	1,244	1,331	1,403

Average for the Quarter, Continuing Operations (millions)
Assets	$10,803	$11,156	$11,575	$11,616	$11,773
Earning assets	10,065	10,432	10,839	10,874	11,041
Portfolio loans	7,059	7,318	7,654	7,964	8,191
Allowance for loan losses	322	322	336	337	331
Deposits	8,198	8,431	8,544	8,353	8,392
Shareholders’ equity	1,215	1,239	1,323	1,392	1,228

Average for the Quarter, Combined (millions)
Assets	$10,803	$11,267	$11,903	$11,966	$12,129
Earning assets	10,065	10,535	11,135	11,190	11,365
Portfolio loans	7,059	7,344	7,768	8,084	8,311
Allowance for loan losses	322	323	339	340	334
Deposits	8,198	8,535	8,947	8,762	8,786
Shareholders’ equity	1,215	1,239	1,323	1,392	1,228

Financial Ratios, Continuing Operations (annualized)
Return on average assets	(2.29)%	(1.60)%	(2.66)%	(2.25)%	(1.93)%
Return on average shareholders’ equity	(20.40)	(14.40)	(23.30)	(18.77)	(18.55)
Average shareholders’ equity / average assets	11.25	11.10	11.43	11.99	10.43
Net interest margin (FTE) (3)	3.32	3.35	3.14	3.13	2.99
Efficiency ratio (non-GAAP) (4)	68.02	75.93	77.39	81.45	87.17
Allowance for loan losses as a percent of portfolio loans	4.70	4.51	4.33	4.35	4.15
Allowance for loan losses as a percent of nonperforming loans	88.98	83.67	77.94	71.43	67.16
Allowance for loan losses as a percent of nonperforming assets	73.10	68.11	57.96	57.05	55.40
Nonperforming loans as a percent of portfolio loans	5.29	5.39	5.56	6.09	6.18
Nonperforming assets as a percent of portfolio loans plus ORAA (5)	6.35	6.53	7.32	7.50	7.38
Nonperforming assets as a percent of total assets	4.17	4.36	4.91	5.12	5.18
Net loans charged off as a percent of average portfolio loans (annualized)	4.91	3.90	6.25	4.05	3.46

Financial Ratios, Combined (annualized)
Return on average assets	(2.29)%	(1.40)%	(2.90)%	(2.15)%	(1.86)%
Return on average shareholders’ equity	(20.40)	(12.73)	(26.05)	(18.44)	(18.40)
Average shareholders’ equity / average assets	11.25	10.99	11.11	11.64	10.12
Net interest margin (FTE) (3)	3.32	3.34	3.14	3.13	2.97
Efficiency ratio (non-GAAP) (4)	68.02	71.75	84.99	80.58	86.48
Allowance for loan losses as a percent of portfolio loans	4.70	4.51	4.32	4.33	4.13
Allowance for loan losses as a percent of nonperforming loans	88.98	83.67	78.61	72.01	67.74
Allowance for loan losses as a percent of nonperforming assets	73.10	68.11	58.48	57.54	55.87
Nonperforming loans as a percent of portfolio loans	5.29	5.39	5.49	6.01	6.10
Nonperforming assets as a percent of portfolio loans plus ORAA (5)	6.35	6.53	7.24	7.40	7.29
Nonperforming assets as a percent of total assets	4.17	4.36	4.78	4.99	5.04
Net loans charged off as a percent of average portfolio loans (annualized)	4.91	3.89	6.16	4.00	3.41
Leverage ratio	8.50	8.72	8.47	9.21	9.63
Tier 1 capital ratio	12.41	12.79	12.12	12.52	12.83
Total capital ratio	13.80	14.17	13.49	13.93	14.23

(1)	Noninterest income includes a gain on investment securities of $6.0 million in the first quarter of 2010 and a net loss on debt extinguishment of $15.9 million in the third quarter of 2009.

(2)	Net loss attributable to common shareholders includes the following non-cash items: $5.4 million dividend to preferred shareholders in the third and first quarters of 2010, $5.3 million in the second quarter of 2010 and $5.2 million dividend in the third quarter of 2009.

(3)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(4)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense — Goodwill impairment)/(Net interest income + taxable equivalent adjustment + Total fees and other income).

(5)	Includes loans held for sale.

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and nine months ended September 30, 2010. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2009 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2009 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the bank subsidiaries depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets and certain built-in losses.

•	Citizens’ stock price can be volatile.

•	The trading volume in Citizens’ common stock is less than that of other larger financial services companies.

•	If Citizens’ common stock fails to meet the listing requirements of Nasdaq and is delisted from trading on the Nasdaq, the market price of its common stock could be adversely affected.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with its regulators.

•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•	The Holding Company may not have sufficient resources to make capital contributions to its bank subsidiaries if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the bank subsidiaries’ capital ratios at acceptable levels.

•	Citizens may not be able to attract and retain skilled people. If Citizens were to lose key employees, it may experience a disruption in its relationship with certain customers.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.

•	The recently enacted Dodd-Frank Act may adversely impact Citizens’ results of operations, financial condition or liquidity.

These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2009 Annual Report on Form 10-K and subsequent Forms 10-Q (including this Form 10-Q), which are available at the SEC’s web site www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.
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

Pre-tax Pre-Provision Profit (non-GAAP financial measure)
Pre-tax pre-provision profit (“PTPP”), as defined by management, represents total revenue (total net interest income and noninterest income) excluding any securities gains/losses, and fair-value adjustments on loans held for sale, interest rate swaps, or bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair-value adjustments and special assessments. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the consolidated statement of operations. While noninterest income and noninterest expense are adjusted for the specific items listed above, these adjustments represent the excluded items in their entirety.
While Citizens acknowledges that the income tax expense (benefit), the provision for loan losses, and the excluded items identified above are recurring expenses, Citizens believes that PTPP is a useful financial measure as it enables investors and others to assess its earnings power irrespective of where it is relative to the credit cycle. Presenting PTPP provides investors with information to better understand Citizens’ ability to generate sufficient capital to cover credit losses and other credit-related and/or impairment charges through the peak of the credit cycle. As recent results for the banking industry demonstrate, loan charge-offs, related credit provision, and credit writedowns can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability all the more important to investors. The “Credit Quality” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
Additionally, a portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2009 and 2010 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key value driver for its business and a particularly valuable measure during challenging credit cycles. Based on 2009 full-year results, the total cash compensation award linked to PTPP was $0.1 million. Additionally during 2009, approximately 234,000 shares of restricted stock were granted, which vest only if both the PTPP performance condition and the net income performance condition are met. Based on 2010 full year results, the total potential cash compensation award linked to PTPP is $0.8 million, payable in early 2011. Additionally, during 2010, approximately 785,000 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based on PTPP results. The 2010 grants are designed so that this portion of compensation does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.
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

Non-GAAP Reconciliation	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2010	2010	2010	2009	2009

Efficiency Ratio — Continuing Operations
Net interest income (A)	$81,558	$84,586	$81,189	$81,913	$79,013
Taxable equivalent adjustment (B)	2,372	2,605	3,357	3,721	3,745
Investment securities gain (C)	—	8,051	6,016	—	—
Noninterest income (D)	25,956	22,282	22,393	14,274	10,696
Noninterest expense (E)	74,740	77,010	78,103	81,369	81,466
Efficiency ratio: E/(A+B-C+D) (non-GAAP)	68.02%	75.93%	77.39%	81.45%	87.17%

Efficiency Ratio — Combined Operations
Net interest income (A)	$81,558	$85,115	$83,224	$83,935	$80,885
Taxable equivalent adjustment (B)	2,372	2,656	3,556	3,932	3,961
Investment securities gain (C)	—	8,051	6,016	—	—
Noninterest income (D)	25,956	28,275	13,142	15,381	11,842
Noninterest expense (E)	74,740	77,492	79,811	83,197	83,614
Efficiency ratio: E/(A+B-C+D) (non-GAAP)	68.02%	71.75%	84.99%	80.58%	86.48%

Ending Balances — Combined Operations (in millions)
Tangible Common Equity to Tangible Assets
Total assets	$10,639	$10,834	$11,652	$11,932	$12,072
Goodwill(1)	(318)	(318)	(331)	(331)	(331)
Other intangible assets	(11)	(12)	(13)	(14)	(16)

Tangible assets (non-GAAP)	$10,310	$10,504	$11,308	$11,587	$11,725

Total shareholders’ equity	$1,157	$1,218	$1,244	$1,331	$1,403
Goodwill(1)	(318)	(318)	(331)	(331)	(331)
Other intangible assets	(11)	(12)	(13)	(14)	(16)

Tangible equity (non-GAAP)	$828	$888	$900	$986	$1,056

Tangible equity	$828	$888	$900	$986	$1,056
Preferred stock	(277)	(275)	(274)	(272)	(270)

Tangible common equity (non-GAAP)	$551	$613	$626	$714	$786

Tier 1 Common Equity
Total shareholders’ equity	$1,157	$1,218	$1,244	$1,331	$1,403
Qualifying capital securities	74	74	74	74	74
Goodwill(1)	(318)	(318)	(331)	(331)	(331)
Accumulated other comprehensive (income) loss	(16)	(10)	6	7	3
Other intangible assets	(11)	(12)	(13)	(14)	(16)

Tier 1 capital (regulatory)	$886	$952	$980	$1,067	$1,133

Tier 1 capital (regulatory)	$886	$952	$980	$1,067	$1,133
Qualifying capital securities	(74)	(74)	(74)	(74)	(74)
Preferred stock	(277)	(275)	(274)	(272)	(270)

Total Tier 1 common equity (non-GAAP)	$535	$603	$632	$721	$789

Net risk-weighted assets (regulatory)	$7,133	$7,432	$8,083	$8,541	$8,835

Equity to assets	10.88%	11.24%	10.68%	11.16%	11.63%
Tier 1 common equity (non-GAAP)	7.50	8.10	7.82	8.47	8.94
Tangible equity to tangible assets (non-GAAP)	8.03	8.45	7.96	8.51	9.01
Tangible common equity to tangible assets (non-GAAP)	5.34	5.83	5.54	6.16	6.71

(1)	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodwill for Discontinued Operations of $12.6 million in the first quarter of 2010, the fourth and third quarters of 2009.

Results of Operations
Summary
Citizens reported a net loss from continuing operations of $62.5 million for the three months ended September 30, 2010, compared with net loss of $57.4 million for the third quarter of 2009. After incorporating the $5.5 million accrued but unpaid dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $67.9 million for the three months ended September 30, 2010, compared with $62.1 million for the third quarter of 2009. Results for the third quarter of 2009 included net income from discontinued operations of $0.5 million. Diluted net loss from continuing operations per share was $0.17, compared with $0.49 for the third quarter of 2009. The diluted net loss per share was based on average shares outstanding of 394.0 million and 128.5 million at September 30, 2010 and September 30, 2009 respectively. For the nine months ended September 30, 2010, Citizens recorded a net loss from continuing operations of $183.0 million compared with a net loss from continuing operations of $439.9 million for the same period of 2009.
The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

		Three Months Ended
Pre-Tax Pre-Provision Profit(non-GAAP )	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2010	2010	2010	2009	2009

Loss from continuing operations	$(62,471)	$(44,456)	$(76,023)	$(65,883)	$(57,403)
Income tax provision (benefit) from continuing operations	5,628	3,700	147	(3,307)	(11,747)
Provision for loan losses	89,617	70,614	101,355	84,007	77,393
Net loss on debt extinguishment	—	—	—	—	15,929
Investment securities gains	—	(8,051)	(6,016)	—	—
Fair-value adjustment on loans held for sale	1,441	8,405	7,702	8,724	860
Fair-value adjustment on ORE	1,967	3,778	6,763	8,089	3,924
Fair-value adjustment on bank owned life insurance (1)	(159)	280	(83)	(19)	(360)
Fair-value adjustment on swaps (1)	202	279	836	1,449	1,018

Pre-Tax Pre-Provision Profit (non-GAAP)	$36,225	$34,549	$34,681	$33,060	$29,614

(1)	FVA amounts contained in line item “Other income” on Consolidated Statements of Operations
Total assets at September 30, 2010 were $10.6 billion, a decrease of $1.3 billion or 10.8% from December 31, 2009 and a decrease of $1.4 billion or 11.9% from September 30, 2009. The declines were primarily due to the sale of F&M during the second quarter of 2010 as well as a reduction in total portfolio loans as a result of lower customer demand, customer loan paydowns and loan charge-offs. Total deposits at September 30, 2010 were $8.1 billion, a decrease of $399.8 million or 4.7% from December 31, 2009 and a decrease of $288.1 million or 3.4% from September 30, 2009. The decreases were primarily the result of planned reductions in brokered time deposits.
Citizens also maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 76% deposits, 11% long-term debt, 11% equity, and 2% short-term liabilities. Citizens maintains a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.
During the fourth quarter of 2010, Citizens will begin an initiative to accelerate the reduction of certain problem asset classes. The purpose of the initiative is to reduce the current level of these assets and bring more clarity to our credit outlook, and reduce volatility in Citizens’ results in the long term. Although the initiative may increase credit-related costs in the near term, Citizens is not able to predict with certainty how much these costs may increase or how long it will take to fully execute the initiative.
As previously reported in Citizens’ Form 10-Q for the quarter ended June 30, 2010, Citizens and its wholly owned subsidiary, Citizens Bank (the “Bank”), entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”) as a follow up to recently concluded examinations of the Bank. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010. The Written Agreement formalizes steps that were in several cases already underway at Citizens and the Bank. Citizens and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. Citizens has complied with the requirements of the written agreement to date and is on target in meeting all other required deadlines included in the written agreement. Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations.
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2010 and 2009 is presented below.
Average Balances/Net Interest Income/Average Rates

	Three Months Ended
	September 30,
	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$560,792	$350	0.25%	$498,020	$315	0.25%
Investment securities: (3)
Taxable	1,911,268	18,082	3.78	1,556,222	17,773	4.57
Tax-exempt	321,256	3,514	6.73	573,633	6,128	6.57
FHLB and Federal Reserve stock	157,304	735	1.86	155,084	1,587	4.07
Portfolio Loans: (4)
Commercial and industrial	1,685,249	19,502	4.70	2,090,591	24,827	4.79
Commercial real estate	2,595,787	34,912	5.34	2,884,486	38,308	5.27
Residential mortgage	839,455	10,264	4.89	1,109,161	13,601	4.91
Direct consumer	1,112,768	16,915	6.03	1,287,617	19,618	6.04
Indirect consumer	825,885	14,191	6.82	819,409	14,098	6.83

Total portfolio loans	7,059,144	95,784	5.42	8,191,264	110,452	5.38
Loans held for sale (4)	55,054	296	2.14	66,905	916	5.44

Total earning assets (3)	10,064,818	118,761	4.79	11,041,128	137,171	5.08
Nonearning Assets
Cash and due from banks	154,119			163,650
Bank premises and equipment	106,503			114,573
Investment security fair value adjustment	65,693			29,358
Other nonearning assets	733,974			755,215
Assets of discontinued operations	—			355,982
Allowance for loan losses	(321,865)			(331,394)

Total assets	$10,803,242			$12,128,512

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$975,588	634	0.26	$1,036,168	1,111	0.43
Savings deposits	2,591,083	4,139	0.63	2,515,393	4,365	0.69
Time deposits	3,318,137	18,745	2.24	3,625,344	29,192	3.19
Short-term borrowings	36,888	20	0.22	48,798	29	0.24
Long-term debt	1,202,901	13,665	4.51	1,899,992	23,461	4.91

Total interest-bearing liabilities	8,124,597	37,203	1.82	9,125,695	58,158	2.53
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,312,957			1,214,620
Other liabilities	150,601			152,703
Liabilities of discontinued operations	—			407,812
Shareholders’ equity	1,215,087			1,227,682

Total liabilities and shareholders’ equity	$10,803,242			$12,128,512

Net Interest Income		$81,558			$79,013

Interest Spread (5)			2.97%			2.55%
Contribution of noninterest bearing sources of funds			0.35			0.44

Net Interest Margin (5)(6)			3.32%			2.99%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $2.4 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.

Average Balances/Net Interest Income/Average Rates

	Nine Months Ended
	September 30,
	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$636,608	$1,181	0.25%	$475,287	$889	0.25%
Investment securities: (3)
Taxable	1,842,089	54,943	3.98	1,575,309	56,463	4.78
Tax-exempt	388,018	12,731	6.73	596,459	19,171	6.59
FHLB and Federal Reserve stock	156,337	2,763	2.36	151,980	3,466	3.05
Portfolio Loans: (4)
Commercial and industrial	1,777,721	62,895	4.84	2,254,302	76,803	4.64
Commercial real estate	2,702,625	106,889	5.29	2,912,501	115,848	5.32
Residential mortgage loans	897,468	34,330	5.10	1,165,415	44,753	5.12
Direct consumer	1,155,622	52,336	6.06	1,336,338	60,616	6.06
Indirect consumer	808,412	41,314	6.83	810,693	41,144	6.79

Total portfolio loans	7,341,848	297,764	5.45	8,479,249	339,164	5.37
Loans held for sale (4)	77,696	1,038	1.78	81,172	2,173	3.57

Total earning assets (3)	10,442,596	370,420	4.85	11,359,456	421,326	5.09
Nonearning Assets
Cash and due from banks	168,855			160,652
Bank premises and equipment	108,013			115,630
Investment security fair value adjustment	51,330			10,284
Other nonearning assets	731,006			945,956
Assets of discontinued operations	145,217			358,421
Allowance for loan losses	(326,552)			(292,980)

Total assets	$11,320,465			$12,657,419

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,031,670	2,165	0.28	$897,810	2,976	0.44
Savings deposits	2,538,733	12,521	0.66	2,538,990	15,295	0.81
Time deposits	3,529,895	64,253	2.43	3,956,731	101,213	3.42
Short-term borrowings	35,110	61	0.23	53,041	160	0.40
Long-term debt	1,321,642	44,087	4.46	2,004,506	73,145	4.88

Total interest-bearing liabilities	8,457,050	123,087	1.95	9,451,078	192,789	2.73
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,289,423			1,168,779
Other liabilities	143,214			159,463
Liabilities of discontinued operations	172,273			415,758
Shareholders’ equity	1,258,505			1,462,341

Total liabilities and shareholders’ equity	$11,320,465			$12,657,419

Net Interest Income		$247,333			$228,537

Interest Spread (5)			2.90%			2.36%
Contribution of noninterest bearing sources of funds			0.37			0.47

Net Interest Margin (5)(6)			3.27%			2.83%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $8.3 million and $11.9 million for the nine months ended September 30, 2010 and 2009, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
The increases in net interest margin in the three and nine months ended September 30, 2010 over the comparable periods of 2009 were primarily the result of expanding commercial and consumer loan spreads, declining deposit costs, and lower interest expense on long-term debt due to the exchange offers completed in the third quarter of 2009. The increases were partially offset by the effect of replacing the declining loan balances with lower-yielding investment securities and money market investments and the movement of loans to non-performing status.
The increases in net interest income in the three and nine months ended September 30, 2010 over the comparable periods of 2009 were primarily the result of the higher net interest margin, partially offset by decreases in average earning assets. The decreases in average earning assets were due to lower loan demand in the current Midwest economic environment, partially offset by increases in investment securities and money market investments.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2010 compared with 2009	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$35	$(4)	$39	$292	$(7)	$299
Investment securities:
Taxable	309	(3,349)	3,658	(1,520)	(10,276)	8,756
Tax-exempt	(2,614)	143	(2,757)	(6,440)	391	(6,831)
FHLB and Federal Reserve stock	(852)	(874)	22	(703)	(800)	97
Loans:
Commercial and industrial	(5,325)	(620)	(4,705)	(13,908)	2,857	(16,765)
Commercial real estate	(3,396)	481	(3,877)	(8,959)	(655)	(8,304)
Residential mortgage loans	(3,337)	(39)	(3,298)	(10,423)	(173)	(10,250)
Direct consumer	(2,703)	(45)	(2,658)	(8,280)	(96)	(8,184)
Indirect consumer	93	(18)	111	170	286	(116)

Total portfolio loans	(14,668)	(241)	(14,427)	(41,400)	2,219	(43,619)
Loans held for sale	(620)	(480)	(140)	(1,135)	(1,046)	(89)

Total	(18,410)	(4,805)	(13,605)	(50,906)	(9,519)	(41,387)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(477)	(415)	(62)	(811)	(1,208)	397
Savings deposits	(226)	(354)	128	(2,774)	(2,772)	(2)
Time deposits	(10,447)	(8,137)	(2,310)	(36,960)	(26,899)	(10,061)
Short-term borrowings	(9)	(2)	(7)	(99)	(55)	(44)
Long-term debt	(9,796)	(1,754)	(8,042)	(29,058)	(5,849)	(23,209)

Total	(20,955)	(10,662)	(10,293)	(69,702)	(36,783)	(32,919)

Net Interest Income	$2,545	$5,857	$(3,312)	$18,796	$27,264	$(8,468)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The increases in net interest income in the three and nine months ended September 30, 2010 over the comparable periods of 2009 reflect rate variances that were favorable in the aggregate, partially offset by volume variances that were unfavorable in the aggregate. The rate variances were primarily the result of declining deposit costs due to reduced price competition and time deposits repricing at lower rates and lower interest expense on long-term debt due to the exchange offers completed in the third quarter of 2009, as well as expanding commercial and consumer loan spreads. The unfavorable volume variance was primarily due to lower customer demand from credit worthy clients in all loan categories, partially offset by the effect of the exchange offers completed in the third quarter of 2009 and lower time deposits due to planned reductions in brokered time deposits.
Noninterest Income
The components of noninterest income for the three and nine months ended September 30, 2010 and 2009 are presented below.

Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2010		September 30,		Change in 2010
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Service charges on deposit accounts	$10,609	$11,035	$(426)	(3.9)%	$30,264	$31,290	$(1,026)	(3.3)%
Trust fees	3,837	3,853	(16)	(0.4)	11,468	10,573	895	8.5
Mortgage and other loan income	2,590	3,182	(592)	(18.6)	7,377	9,837	(2,460)	(25.0)
Brokerage and investment fees	1,060	1,473	(413)	(28.0)	3,315	4,133	(818)	(19.8)
ATM network user fees	1,864	1,689	175	10.4	5,232	4,652	580	12.5
Bankcard fees	2,261	1,972	289	14.7	6,534	5,835	699	12.0
Net loss on held for sale loans	(1,441)	(860)	(581)	(67.6)	(17,548)	(11,362)	(6,186)	(54.4)
Net loss on debt extinguishment	—	(15,929)	15,929	100.0	—	(15,929)	15,929	100.0
Investment securities gains	—	—	—	N/M	14,067	5	14,062	N/M
Other income	5,176	4,281	895	20.9	9,922	9,825	97	1.0

Total noninterest income	$25,956	$10,696	$15,260	142.7	$70,631	$48,859	$21,772	44.6

N/M — Not Meaningful
The increase in noninterest income in the third quarter of 2010 over the third quarter of 2009 was primarily a result of the net loss on the extinguishment of debt in connection with the exchange offers completed on September 30, 2009.
The increase in noninterest income in the nine months ended September 30, 2010 over the comparable period of 2009 was primarily due to higher gains on investment securities as well as the aforementioned net loss on debt extinguishment, partially offset by higher losses on loans held for sale and lower mortgage and other loan income. The increase in losses on loans held for sale was primarily the result of additional writedowns to reflect fair-value declines for the underlying collateral in 2010. The decrease in mortgage and other loan income was primarily the result of lower residential mortgage origination volume.
Noninterest Expense
The components of noninterest expense for the three and nine months ended September 30, 2010 and 2009 are presented below.
Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change in 2010		September 30,		Change in 2010
(dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Salaries and employee benefits	$32,740	$37,394	$(4,654)	(12.4)%	$94,090	$105,377	$(11,287)	(10.7)%
Occupancy	6,529	6,447	82	1.3	20,129	20,568	(439)	(2.1)
Professional services	2,737	3,033	(296)	(9.7)	7,605	8,886	(1,281)	(14.4)
Equipment	3,076	2,959	117	4.0	9,127	8,726	401	4.6
Data processing services	4,702	4,461	241	5.4	14,098	12,920	1,178	9.1
Advertising and public relations	1,605	1,878	(273)	(14.5)	5,018	5,562	(544)	(9.8)
Postage and delivery	1,187	1,297	(110)	(8.5)	3,496	4,239	(743)	(17.5)
Other loan expenses	4,355	6,271	(1,916)	(30.6)	14,880	18,922	(4,042)	(21.4)
Losses on other real estate (ORE)	1,967	3,924	(1,957)	(49.9)	12,508	15,223	(2,715)	(17.8)
ORE expenses	1,327	1,624	(297)	(18.3)	3,317	3,108	209	6.7
Intangible asset amortization	908	1,874	(966)	(51.5)	3,072	5,863	(2,791)	(47.6)
Goodwill impairment	—	—	—	N/M	—	256,272	(256,272)	N/M
Other expenses	13,607	10,304	3,303	32.1	42,513	38,104	4,409	11.6

Total noninterest expense	$74,740	$81,466	$(6,726)	(8.3)	$229,853	$503,770	$(273,917)	(54.4)

N/M — Not Meaningful
The decrease in noninterest expense in the third quarter of 2010 from the third quarter of 2009 was primarily the result of lower salaries and benefits expense, lower losses on other real estate, lower other loan expenses, and lower intangible asset amortization, partially offset by increases in other expenses. The decrease in salaries and benefits was primarily due to a drop in severance expense, staffing reductions, and suspending contributions to the 401(k) in the third quarter of 2009, partially offset by an increase in deferred compensation liabilities. The decline in losses on other real estate was primarily the result of additional writedowns to reflect fair-value declines for the underlying collateral compared to the third quarter of 2009. The decrease in loan expenses was primarily the result of lower foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The decline in intangible asset amortization is directly related to fully amortized core deposit assets during the second quarter of 2009. Other expense increased primarily due to higher FDIC insurance.
The decrease in noninterest expense in the nine months ended September 30, 2010 from the comparable period of 2009 was primarily the result of the goodwill impairment charge in the second quarter of 2009, lower salaries and employee benefits, lower professional services, lower other loan expenses, lower losses on other real estate and lower intangible asset amortization, partially offset by an increase in other expense and in data processing expenses. The decline in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in the third quarter of 2009. The decline in professional services was primarily the result of various expense management initiatives implemented throughout the Corporation. Lower other loan expense was primarily the result of lower origination volume and foreclosure-related expenses. The decline in losses on other real estate was primarily the result of lower writedowns compared to 2009 to reflect fair-value declines for the underlying collateral. The decrease in intangible asset amortization is directly related to fully amortized core deposit assets during the second quarter of 2009. Other expense increased primarily due to higher overall FDIC insurance. The increase in data processing is directly related to costs associated with a 2009 system conversion.
Citizens had 2,039 full-time equivalent employees at September 30, 2010 compared with 2,101 at September 30, 2009.
Income Taxes
The income tax provision for the third quarter of 2010 was $5.6 million, compared with a benefit of $11.7 million for the third quarter of 2009. For the first nine months of 2010, the income tax provision totaled $9.5 million, compared with a benefit of $26.3 million for the same period of 2009. The increases were primarily the result of lower pre-tax losses, the tax impact of changes in other comprehensive income and the provision for alternative minimum tax.
The effective tax rate for the third quarter of 2010 was (9.90)%, compared with 16.99% for the third quarter of 2009. For the first nine months of 2010, the effective tax rate was (5.46)%, compared with 5.65% for the same period of 2009. The effective tax rate includes adjustments for tax-exempt income and deferred tax asset valuation allowance.
Discontinued Operations
For the first nine months of 2010, the net loss from discontinued operations was $3.8 million compared with a net loss of $9.6 million for the same period of 2009. The loss from discontinued operations for the nine months ended September 30, 2010 included a net loss of $4.5 million related to the sale of F&M. During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price, therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell. In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date. The loss from discontinued operations for the nine months ended September 30, 2009 was primarily the result of a $10.2 million goodwill impairment charge recorded in the second quarter of 2009.
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
Net income for Regional Banking for the three month period of 2010 decreased as compared with the same period of the prior year primarily due to lower net interest income and higher provision for loan losses. The variances were the result of declining balances in the loan portfolio, and continuing stress in the commercial and industrial portfolio. Net income for the nine month period of 2010 increased as compared with the same period of the prior year primarily due to the aforementioned goodwill impairment charge in the second quarter of 2009, offset by an increase in income tax expense in 2010.
Net losses for Specialty Consumer for the three and nine months ended September 30, 2010 increased as compared with the same period of the prior year primarily due to an increase in the provision for loan losses, partially offset by an increase in net interest income. The variance in the provision was the result of the credit writedowns during the first and third quarters of 2010 associated with nonperforming residential mortgage loans. The increase in net interest income was a result of higher net interest margin and to a lesser extent slightly higher average balances in the indirect loan portfolio.
Net losses for Specialty Commercial for the third quarter of 2010 decreased as compared with the same period of the prior year primarily due to a decrease in the provision for loan losses. The provision for loan losses decreased primarily as a result of the stabilizing trend in credit metrics for these loans at September 30, 2010. Net losses for Specialty Commercial for the first nine months of 2010 decreased as compared with the same period of the prior year primarily due to an increase in net interest income. The increase in net interest income was the result of enhanced pricing on the commercial real estate loan portfolio.
Net income for Wealth Management for the three and nine month periods of 2010 was essentially unchanged from the same periods of 2009.
Net losses for the Other line of business for the three and nine month periods of 2010 decreased as compared with the same periods of 2009 primarily as a result of higher net interest income and higher noninterest income. The increase in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily the result of the aforementioned net gain on investment securities sales. In addition, income tax provision was lower for the nine months ended September 30, 2010 as compared to the same period of 2009. The income tax provision decreased primarily due to changes in categories of income such as other comprehensive income.
Financial Condition
Total assets at September 30, 2010 were $10.6 billion, a decrease of $1.3 billion or 10.8% from December 31, 2009 and a decrease of $1.4 billion or 11.9% from September 30, 2009. Declines were primarily due to the sale of F&M during the second quarter of 2010 as well as a reduction in total portfolio loans as a result of lower customer demand, customer loan paydowns and loan charge-offs.
Money Market Investments
Money market investments at September 30, 2010 totaled $530.2 million, a decrease of $156.1 million or 22.7% from December 31, 2009 and an increase of $17.9 million or 3.5% over September 30, 2009. The decrease from December 31, 2009 was primarily the result of using money market investments to payoff maturing wholesale funding.
Investment Securities
Investment securities at September 30, 2010 totaled $2.4 billion, an increase of $179.4 million or 8.2% from December 31, 2009 and an increase of $181.2 million or 8.3% over September 30, 2009. Increases in investment securities were largely due to reinvesting a portion of the loan portfolio paydowns.
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

Loan Portfolios	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2010	2010	2010	2009	2009
Land hold	$37.1	$37.8	$39.3	$35.9	$52.0
Land development	73.8	84.3	101.0	103.6	124.5
Construction	155.4	156.3	164.4	177.9	214.8
Income producing	1,382.3	1,481.7	1,532.1	1,514.0	1,504.1
Owner-occupied	855.1	886.1	931.5	980.1	986.4

Total commercial real estate	2,503.7	2,646.2	2,768.3	2,811.5	2,881.8
Commercial and industrial	1,657.4	1,686.8	1,824.8	1,921.8	2,047.2

Total commercial loans	4,161.1	4,333.0	4,593.1	4,733.3	4,929.0

Residential mortgage	800.5	858.9	877.2	1,025.2	1,073.3
Direct consumer	1,091.7	1,132.2	1,174.7	1,224.2	1,269.2
Indirect consumer	834.7	814.0	794.2	805.2	825.3

Total consumer loans	2,726.9	2,805.1	2,846.1	3,054.6	3,167.8

Total portfolio loans	$6,888.0	$7,138.1	$7,439.2	$7,787.9	$8,096.8

The decreases in total commercial loans from December 31, 2009 and September 30, 2009 were primarily the result of lower customer demand from credit-worthy clients, paydowns as a result of normal client activity, and charge-offs. Also contributing to the decrease from September 30, 2009 was the transfer of nonperforming land hold, land development, and construction loans to loans held for sale during the fourth quarter of 2009. The declines in residential mortgage loans from December 31, 2009 and September 30, 2009 were primarily the result of transferring nonperforming residential mortgage loans to loans held for sale at the end of the first and third quarters of 2010, paydowns from normal client activity, and charge-offs. More than 90% of new mortgage originations are sold into the secondary market, resulting in minimal new loans being retained in the residential mortgage portfolio. The decreases in direct consumer loans, which are primarily home equity loans, were due to lower consumer demand. Indirect consumer loans, which are primarily marine and recreational vehicle loans, fluctuate throughout the year due to seasonal demand. After taking this fluctuation into account, the indirect consumer loan portfolio is essentially unchanged from December 31, 2009 and September 30, 2009. The increase from September 30, 2009 is directly related to an increase in volume.
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
The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually, and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineates maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are twenty five years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSE”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), who serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At September 30, 2010 and December 31, 2009, the outstanding balance of these loans was $1.9 million or 0.2% and $4.0 million or 0.4% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial. In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2010, new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, were immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During the first nine months of 2010 and 2009, Citizens repurchased $2.1 million and $2.3 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $2.5 million and $1.5 million in the first nine months of 2010 and 2009, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios less than 80% of appraised collateral value. As of September 30, 2010, Citizens’ home equity portfolio totaled $895.0 million, and had an average loan size of $37,200 with average refreshed FICO score of 738. As of September 30, 2010, other direct installment loans totaled $196.7 million and had an average loan size of $18,600 with an average refreshed FICO score of 715.
Indirect consumer loans are originated mainly within Citizens’ markets and through its centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’

loan documents. As of September 30, 2010, indirect consumer loans had an average loan size of $22,700 with an average refreshed FICO score of 732.
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
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

•	Commercial Watchlist — Commercial loans that, while still accruing interest, Citizens believes may be at risk due to general economic conditions or changes in a borrower’s financial status and therefore require increased oversight. Watchlist loans that are in nonperforming status are included in the nonperforming assets table below.

•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table below.

•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter.

Delinquency Rates By Loan Portfolio	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
30 to 89 days past due		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$—	—%	$1.3	3.34%	$0.6	1.64%	$0.6	1.56%	$1.4	2.61%
Land development	4.5	6.04	2.0	2.43	3.0	3.00	4.7	4.56	12.0	9.67
Construction	2.4	1.53	6.4	4.07	0.9	0.55	1.7	0.95	12.1	5.64
Income producing	35.2	2.55	22.9	1.55	51.7	3.37	40.8	2.70	44.9	2.98
Owner-occupied	18.3	2.14	16.4	1.85	13.6	1.46	25.0	2.55	24.4	2.47

Total commercial real estate	60.4	2.41	49.0	1.85	69.8	2.52	72.8	2.59	94.8	3.29
Commercial and industrial	23.8	1.43	10.3	0.61	15.1	0.83	16.9	0.88	20.2	0.98

Total commercial loans	84.2	2.02	59.3	1.37	84.9	1.85	89.7	1.90	115.0	2.33

Residential mortgage	14.6	1.82	20.8	2.42	21.5	2.45	22.0	2.14	30.0	2.80
Direct consumer	20.5	1.88	20.2	1.79	21.9	1.86	26.5	2.16	24.1	1.90
Indirect consumer	12.2	1.46	11.4	1.40	14.8	1.86	16.3	2.02	16.3	1.98

Total consumer loans	47.3	1.73	52.4	1.87	58.2	2.05	64.8	2.12	70.4	2.22

Total delinquent loans	$131.5	1.91	$111.7	1.57	$143.1	1.92	$154.5	1.98	$185.4	2.29

The decreases in total delinquencies as of September 30, 2010 compared to December 31, 2009 and September 30, 2009 were primarily the result of continued emphasis on proactively managing delinquent loans. The increase over June 30, 2010 was essentially due to several large loans totaling $29.4 million that became delinquent in the third quarter of 2010, primarily due to the timing of the note renewals.

As part of its overall credit underwriting and review process and loss mitigation strategy, Citizens carefully monitors commercial and commercial real estate credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions decline. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are accruing or nonperforming (included in the other tables in this section). Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to more intensive monitoring and workout activity.

Commercial Watchlist	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
Accruing loans only		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$27.6	74.32%	$27.8	73.58%	$29.0	73.73%	$24.8	68.99%	$29.0	55.76%
Land development	45.4	61.54	40.5	47.97	50.4	49.95	86.7	83.66	92.1	73.92
Construction	46.5	29.90	52.5	33.61	54.4	33.07	63.5	35.68	90.4	42.10
Income producing	543.7	39.33	553.9	37.38	523.5	34.17	521.4	34.44	519.3	34.52
Owner-occupied	225.7	26.40	224.1	25.29	237.0	25.44	247.2	25.22	277.2	28.10

Total commercial real estate	888.9	35.50	898.8	33.96	894.3	32.31	943.6	33.56	1,008.0	34.98
Commercial and industrial	432.8	26.11	445.5	26.41	484.7	26.56	473.0	24.61	508.0	24.81

Total watchlist loans	$1,321.7	31.76	$1,344.3	31.02	$1,379.0	30.02	$1,416.6	29.93	$1,516.0	30.76

Watchlist credits declined $94.9 million from December 31, 2009, in line with the activity seen throughout 2010. Year over year resolution activities have reduced the level of watchlist credits by $194.3 million.

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
Nonperforming Assets		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$5.6	15.13%	$5.2	13.76%	$4.9	12.49%	$4.8	13.42%	$13.3	25.56%
Land development	16.0	21.64	22.3	26.48	27.1	26.86	1.0	0.92	13.7	10.96
Construction	27.4	17.65	25.0	15.99	35.2	21.39	25.2	14.19	33.7	15.70
Income producing	147.7	10.69	148.4	10.02	144.0	9.40	121.5	8.02	126.7	8.42
Owner-occupied	63.3	7.40	59.5	6.71	89.0	9.56	83.4	8.51	70.1	7.11

Total commercial real estate	260.0	10.39	260.4	9.84	300.2	10.85	235.9	8.39	257.5	8.94
Commercial and industrial	61.5	3.71	67.0	3.97	69.7	3.82	84.0	4.37	111.5	5.44

Total nonaccruing commercial loans	321.5	7.73	327.4	7.56	369.9	8.05	319.9	6.76	369.0	7.49

Residential mortgage	16.9	2.11	31.0	3.61	17.6	2.01	125.1	12.20	106.0	9.88
Direct consumer	15.5	1.42	18.7	1.65	16.5	1.41	21.3	1.74	21.4	1.68
Indirect consumer	1.7	0.20	1.5	0.18	2.4	0.30	2.6	0.33	2.6	0.31

Total nonaccruing consumer loans	34.1	1.25	51.2	1.82	36.5	1.28	149.0	4.88	130.0	4.10
Total nonaccruing loans	355.6	5.16	378.6	5.30	406.4	5.46	468.9	6.02	499.0	6.16
Loans 90+ days still accruing	1.6	0.02	1.5	0.02	2.4	0.03	3.0	0.04	0.6	0.01
Restructured loans still accruing	7.0	0.10	4.6	0.06	4.8	0.06	2.6	0.03	1.1	0.01

Total nonperforming portfolio loans	364.2	5.29	384.7	5.39	413.6	5.56	474.5	6.09	500.7	6.18
Nonperforming held for sale	38.4		44.0		95.3		65.2		44.4
Other repossessed assets acquired	40.7		43.9		47.3		54.4		61.9
Total nonperforming assets	$443.3		$472.6		$556.2		$594.1		$607.0

Commercial inflows	$95.6		$75.9		$124.8		$101.0		$94.1
Commercial outflows	(101.5)		(118.6)		(74.8)		(150.1)		(92.3)

Net change	$(5.9)		$(42.7)		$50.0		$(49.1)		$1.8

The decrease in nonperforming assets from December 31, 2009 and September 30, 2009 was primarily the result of the aforementioned bulk loan sale of certain residential mortgage assets during the second quarter of 2010 and charge-offs related to the movement of nonperforming residential mortgage loans to held for sale in the third quarter of 2010, as well as a general decline in most asset categories as Citizens continued to proactively manage these assets.
The third quarter 2010 outflows included $12.8 million in loans that returned to accruing status, $33.2 million in loan payoffs and paydowns, $50.8 million in charged-off loans, and $4.7 million transferred to other repossessed assets acquired.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonperforming loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least 12 months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At September 30, 2010, Citizens had $9.6 million of TDRs, 44.9% of which involved both reduced interest rate and term extensions, 5.7% reduced the interest rate and 49.4% received term extensions only. Of the total TDRs, $4.9 million are considered impaired and carry a specific allocated reserve and $4.7 million do not carry a specific allocated reserve. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.
Net Charge-Offs

					Three Months Ended
	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of		% of		% of
(in millions)	$	Portfolio*	$	Portfolio*	$	Portfolio*	$	Portfolio*	$	Portfolio*

Land hold	$0.3	3.30%	$0.4	3.72%	$—	—%	$5.6	62.32%	$0.5	3.98%
Land development	9.0	48.29	9.8	46.68	0.1	0.49	9.7	36.97	1.4	4.33
Construction	0.4	1.10	8.7	22.23	—	—	9.5	21.21	0.9	1.62
Income producing	30.8	8.85	12.6	3.41	7.6	2.01	13.2	3.45	24.5	6.47
Owner-occupied	4.8	2.21	18.9	8.57	6.9	3.01	2.5	1.01	4.6	1.85

Total commercial real estate	45.3	7.18	50.4	7.63	14.6	2.13	40.5	5.71	31.9	4.39
Commercial and industrial	6.8	1.62	11.4	2.71	12.9	2.86	22.4	4.63	20.1	3.90

Total commercial loans	52.1	4.97	61.8	5.72	27.5	2.43	62.9	5.27	52.0	4.19

Residential mortgage	23.3	11.57	0.6	0.29	80.1	37.05	6.0	2.33	10.0	3.68
Direct consumer	9.8	3.56	5.5	1.96	7.1	2.44	6.1	1.97	6.1	1.92
Indirect consumer	2.2	1.05	3.3	1.61	3.2	1.63	6.3	3.10	3.2	1.55

Total consumer loans	35.3	5.14	9.4	1.35	90.4	12.88	18.4	2.39	19.3	2.42

Total net charge-offs	$87.4	4.91	$71.2	3.90	$117.9	6.25	$81.3	4.05	$71.3	3.46

*	Represents an annualized rate.
The increases in net charge-offs compared to the quarters ended December 31, 2009 and September 30, 2009 were primarily the result of $18.8 million in charge-offs related to the transfer of certain nonperforming residential mortgage loans to held for sale during the third quarter of 2010.
Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan becomes 180 days past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.

A summary of loan loss experience during the three and nine months ended September 30, 2010 and 2009 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses — beginning of period	$321,841	$330,217	$338,940	$252,938
Provision for loan losses	89,617	77,393	261,586	239,813
Charge-offs	90,471	73,615	286,206	166,424
Recoveries	3,059	2,275	9,726	9,943

Net charge-offs	87,412	71,340	276,480	156,481

Allowance for loan losses — end of period	$324,046	$336,270	$324,046	$336,270

Portfolio loans outstanding at period end (1)	$6,888,005	$8,096,822	$6,888,005	$8,096,822
Average portfolio loans outstanding during period (1)	7,059,144	8,191,264	7,341,848	8,479,249
Allowance for loan losses as a percentage of portfolio loans	4.70%	4.15%	4.70%	4.15%
Ratio of net charge-offs during period to average portfolio loans (annualized)	4.91	3.46	5.03	2.47

(1)	Balances exclude mortgage loans held for sale.
The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the adequacy of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. General deterioration in real estate values is one of the factors considered when establishing valuation allowances in the allowance for loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. During the third quarter of 2010, we further refined our allocation methodology which had virtually no impact on total allowance for loan losses. The methodology used for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors.
The table below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total nonperforming portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses(1)

	September 30, 2010			December 31, 2009			September 30, 2009
	Allowance	Related	% of	Allowance	Related	% of	Allowance	Related	% of
(in millions)	Amount	NPL(2)	NPL	Amount	NPL(2)	NPL	Amount	NPL(2)	NPL

Specific allocated allowance:
Commercial and industrial	$11.2	$44.3	25.3%	$16.3	$65.2	25.0%	$32.4	$93.8	34.5%
Commercial real estate	48.7	230.7	21.1	29.6	208.3	14.2	31.3	235.8	13.3
Residential mortgage	1.0	4.9	19.9	6.9	30.9	22.4	1.8	20.9	8.6

Total specific allocated allowance	60.9	279.9	21.7	52.8	304.4	17.3	65.5	350.5	18.7

Risk allocated allowance:
Commercial and industrial	46.0	18.8	244.9	40.2	21.8	184.4	39.4	18.3	215.6
Commercial real estate	116.1	31.8	365.1	116.4	27.6	421.9	110.9	21.7	510.5
Residential mortgage	47.3	15.6	303.0	50.6	95.6	53.0	47.5	87.4	54.3
Direct Consumer	31.2	16.4	190.5	33.0	22.0	149.7	33.3	20.3	164.1
Indirect Consumer	17.4	1.7	N/M	39.5	3.1	N/M	39.7	2.5	N/M

Total risk allocated allowance	258.1	84.3	306.2	279.7	170.1	164.4	270.8	150.2	180.3

Total	318.9			332.5			336.3
General valuation allowance	5.1			6.4			—

Total	$324.0	$364.2	89.0	$338.9	$474.5	71.4	$336.3	$500.7	67.2

N/M — Not Meaningful

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days still accruing but classified as nonperforming.
Total Allowance for Loan Losses. The decreases in the total allowance from December 31, 2009 and September 30, 2009 were primarily the result of stabilizing credit metrics associated with continued declines in delinquent loans and commercial watchlist loans, as well as the reduction in nonperforming residential mortgage loans due to the aforementioned transfer to loans held for sale during the first and third quarters of 2010. Partially offsetting these items was an increase in the loss migration rates as a result of increased charge-off experience since September 30, 2009.
The allowance as a percentage of nonperforming loans at September 30, 2010 increased from December 31, 2009 and September 30, 2009 primarily as a result of loss reserves having remained relatively stable while nonperforming loans declined 23.2% and 27.3%, respectively. While nonperforming loans declined over both periods of 2009, other factors that affect risk allocated allowance such as credit metrics, delinquencies and the depressed real estate market made it appropriate to maintain the allowance at this level.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is adequate to address the estimated loan losses inherent in the existing loan portfolio at September 30, 2010. After determining what Citizens believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The increases in the provision for loan losses were primarily due to the aforementioned movement of residential mortgage loans to loans held for sale during the first and third quarter of 2010.
Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on restructured residential mortgage loans (TDRs). The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values evidenced by these appraisals is then reflected in the specific allocated allowance. The allowance allocated to restructured nonperforming residential loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. The increase in the specific allocated allowance, both in amount and as a percentage of nonperforming loans from December 31, 2009 and September 30, 2009 was primarily the result of decline in the fair value of the underlying collateral.

Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances determined based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decrease in the risk allocated allowance from December 31, 2009 and September 30, 2009 is primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve.
General Valuation Allowance. The general valuation allowance is based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors. These factors could have a potentially negative impact on credit quality. Recognizing the inherent imprecision of any loan loss allocation model, management believes that the general valuation allowance at September 30, 2010 appropriately reflects probable inherent but undetected losses in the portfolio.
Loans Held for Sale
Loans held for sale at September 30, 2010 were $52.2 million, a decrease of $28.0 million or 34.9% from December 31, 2009 and a decrease of $8.9 million or 14.6% from September 30, 2009. The decreases reflect declines due to customer paydowns, workout activities, writedowns to reflect further fair-value declines for the underlying collateral, and transfers to ORE. This was partially offset by the decision to transfer nonperforming residential mortgage loans to loans held for sale during the third quarter, which remain outstanding at September 30, 2010.
Deposits
Total deposits at September 30, 2010 were $8.1 billion, a decrease of $399.8 million or 4.7% from December 31, 2009 and a decrease of $288.1 million or 3.4% from September 30, 2009. Core deposits, which exclude all time deposits, totaled $4.9 billion at September 30, 2010, an increase of $145.6 million or 3.0% over December 31, 2009 and essentially unchanged from September 30, 2009. The increase over December 31, 2009 was primarily the result of retail customers shifting balances from time deposits to savings accounts throughout 2010. Time deposits totaled $3.2 billion at September 30, 2010, a decrease of $545.4 million or 14.8% from December 31, 2009 and a decrease of $346.3 million or 9.9% from September 30, 2009. The decreases were primarily the result of the shift in retail balances and a strategic reduction in brokered time deposits.
Citizens gathers deposits from the local markets it serves and has used brokered deposits from time to time when cost effective. Citizens had $859.5 million in time deposits of $100,000 or more at September 30, 2010, compared with $931.5 million at December 31, 2009 and $974.2 million at September 30, 2009. Time deposits greater than $100,000 decreased primarily as a result of a shift in funding mix from customer time deposits to core deposits. At September 30, 2010, Citizens had $488.1 million in brokered deposits, compared with $835.5 million at December 31, 2009 and $527.6 million at September 30, 2009. The volatility in brokered deposit balances reflects strategies to optimize corporate funding costs and liquidity. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at September 30, 2010 totaled $43.0 million, an increase of $3.2 million or 8.2% from December 31, 2009 and a decrease of $6.4 million or 13.0% from September 30, 2009. The increase from December 31, 2009 reflects higher short-term repurchase agreements, while the decrease from September 30, 2009 reflects lower TT&L balances.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to Citizens’ subsidiary banks, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2010 totaled $1.2 billion, a decrease of $327.7 million or 21.7% from December 31, 2009 and a decrease of $484.9 million or 29.0% from September 30, 2009. The decreases were primarily the result of paying down FHLB debt at its contractual maturity as part of a strategic reduction in securitized funding.
Capital Resources
Shareholders’ equity at September 30, 2010 totaled $1.2 billion, a decrease of $174.0 million or 13.1% from December 31, 2009 and a decrease of $246.4 million or 17.6% from September 30, 2009. The decreases were primarily the result of net losses incurred. Book value per common share at September 30, 2010, December 31, 2009, and September 30, 2009 was $2.22, $2.69, and $2.87, respectively.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of September 30, 2010, December 31, 2009 and September 30, 2009 are presented below.
Capital Ratios

	Regulatory				Excess
	Minimum for				Capital over
	“Well-	September 30,	December 31,	September 30,	Minimum
	Capitalized”	2010	2009	2009	(in millions)

Leverage ratio	5.00%	8.50%	9.21%	9.63%	$364.8
Tier 1 capital ratio	6.00	12.41	12.52	12.83	457.5
Total capital ratio	10.00	13.80	13.93	14.23	271.2
Tier 1 common equity (non-GAAP)		7.50	8.47	8.94
Tangible equity to tangible assets (non-GAAP)		8.03	8.51	9.01
Tangible common equity to tangible assets (non-GAAP)		5.34	6.16	6.71
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
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Dominion Bond Rating Service, and Fitch Ratings throughout 2009. During 2010, at Citizens’ request, Standard & Poor’s has discontinued rating Citizens. Dominion Bond Rating Service lowered Citizens’ credit rating in the second quarter of 2010. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and its subsidiary banks, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table.

Credit Ratings

	Moody’s	Fitch Ratings	DBRS Ltd
Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (ON)	B- (ON)	B (low) (WN)
	10/1/2009	1/29/2010	8/4/2010

Short-term/Commercial Paper	NP(ON)	B	R-5 (WN)
	10/1/2009	1/29/2010	8/4/2010

Trust Preferred	Caa2 (ON)	C	CCC (WN)
	1/28/2010	1/29/2010	8/4/2010

Citizens Bank
Certificate of Deposit	Ba3 (ON)	B	BB (low) (WN)
	10/1/2009	1/29/2010	8/4/2010

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Each of the banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations mentioned above. Federal and national chartered financial institutions are allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. The Written Agreement requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor any of its subsidiaries has paid any dividends. As of October 1, 2010, CB Wealth Management Bank, N.A. had the capacity to pay dividends of $5.4 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. Citizens’ parent company cash totaled $64.8 million as of September 30, 2010. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. Since January 1, 2009, the Holding Company contributed $174.0 million to Citizens Bank to bolster capital levels at the bank, including $100.0 million during the third quarter of 2010.
The primary source of liquidity for the banking subsidiaries is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 76% deposits, 11% long-term debt, 11% equity, and 2% short-term liabilities. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 85.0%, 91.6%, and 96.5% at September 30, 2010, December 31, 2009, and September 30, 2009 respectively. Securities available-for-sale and money market investments can be sold for cash to provide additional liquidity, if necessary.
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

In light of the net losses over the last several quarters, Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. In addition, as of July 28, 2010, the Written Agreement now prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $4.9 million of cash each quarter, although such amounts will continue to accrue. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate.
The Corporation’s long-term debt to equity ratio was 102.4% as of September 30, 2010 compared with 113.7% at December 31, 2009 and 119.0% at September 30, 2009. Changes in deposit obligations and short-term and long-term debt during the third quarter of 2010 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.1 billion or 10.4% of total assets as of September 30, 2010 compared with $845.7 million or 7.4% of total assets at December 31, 2009. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2010 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of September 30, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.5% and 1.2%, respectively, from what it would be if rates were to remain at September 30, 2010 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at September 30, 2010, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2009. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Further discussion of derivative instruments is included in Note 15 to the unaudited Consolidated Financial Statements.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Other than as previously updated in Citizens’ Forms 10-Q for the quarters ended March 31 and June 30, 2010, and as set forth below, there have been no material changes to the risk factors set forth in Item 1A of Part I of Citizens’ 2009 Annual Report on Form 10-K. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
The recently enacted Dodd-Frank Act may adversely impact Citizens’ results of operations, financial condition or liquidity.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law. The Dodd-Frank Act represents the comprehensive overhaul of the financial services industry within the United States, establishes the new Federal Bureau of Consumer Financial Protection, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. These rules and regulations, as well as the self-implementing provisions of the statute could have adverse implications on the financial industry, the competitive environment and our ability to conduct business. Citizens, as well as the broader financial services industry, has begun to assess the potential impact of the Dodd-Frank Act on its business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it is likely that compliance with these new laws and regulations will result in additional costs, which could be significant, and may adversely impact Citizens’ results of operations, financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased		Per Share	Programs	(2)
July 2010	—		$—	—	1,241,154
August 2010	—		—	—	1,241,154
September 2010	2,498	(1)	0.83	—	1,241,154

Total	2,498		$0.83	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.

The stock repurchase program is discussed in more detail in Note 11 to the Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2010, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $11.3 million and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $3.7 million. Under the terms of the Written Agreement, Citizens is prohibited from making these interest and dividend payments without consent of the appropriate regulatory agency.

Item 6. Exhibits

10.57	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2010) (Citizens’ Form 8-K filed on May 10, 2010)

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010 (Citizens’ Second Quarter 2010 Form 10-Q)

10.59	Form of Salary Stock Agreement with Cathleen H. Nash and Judith L. Klawinski (2010)

10.60	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas C. Shafer relating to 2010 incentive award

10.61	Form of Long-Term Incentive Restricted Stock Unit Agreement with Thomas W. Gallagher relating to 2010 incentive award

10.62	Form of Amended and Restated Change in Control Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas W. Gallagher (2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.
Date: November 4, 2010	By:	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.57	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2010) (Citizens’ Form 8-K filed on May 10, 2010)

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010 (Citizens’ Second Quarter 2010 Form 10-Q)

10.59	Form of Salary Stock Agreement with Cathleen H. Nash and Judith L. Klawinski (2010)

10.60	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas C. Shafer relating to 2010 incentive award

10.61	Form of Long-Term Incentive Restricted Stock Unit Agreement with Thomas W. Gallagher relating to 2010 incentive award

10.62	Form of Amended and Restated Change in Control Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas W. Gallagher (2010)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934