Form 10-K
period 2010-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2011-03-02
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number 001-33063
CITIZENS REPUBLIC BANCORP, INC.

(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2378932

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

328 S. Saginaw Street, Flint, Michigan	48502

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (810) 766-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, no par value	The NASDAQ Capital Market®
7.50% Trust Preferred Securities (issued by Citizens Funding Trust I)	New York Stock Exchange
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
Yes ☐     No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $334,391,933. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
The number of shares outstanding of the registrant’s no par value common stock as of February 23, 2011 was 397,127,388.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Republic Bancorp, Inc.’s Proxy Statement for its 2011 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS REPUBLIC BANCORP, INC.
2010 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens’ common stock is traded on the NASDAQ (“NASDAQ”) Capital Market® under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s website www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Investor Relations at the corporate address listed above to receive copies of these reports without charge.
GENERAL
Citizens Republic Bancorp, Inc., incorporated in the State of Michigan in 1980 with roots dating back to 1871, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Citizens provides a full range of banking and financial services to individuals and businesses through its banking subsidiary, Citizens Bank (the “Bank”). These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A. (“CB Wealth Management”). The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business is seasonal.
RECENT DEVELOPMENTS
On January 19, 2011, Citizens received a notice from The NASDAQ Stock Market stating that the minimum bid price of Citizens’ common stock continued to be below $1.00 per share and that Citizens had therefore not regained compliance with NASDAQ Marketplace Rule 5450(a)(1) following receipt of the previously disclosed initial notification of noncompliance from The NASDAQ Stock Market, dated July 19, 2010. The notification letter does not affect the listing of Citizens’ common stock on The NASDAQ Capital Market at this time and it will continue to trade under the symbol CRBC.
The notification letter states that Citizens will be afforded an additional 180 calendar days, or until July 18, 2011, to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of Citizens’ common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If Citizens does not regain compliance by July 18, 2011, NASDAQ will provide a written notification that Citizens’ common stock will be delisted. Citizens may appeal the determination to delist at that time and submit a plan of compliance to The NASDAQ Stock Market, which would temporarily stay any delisting action.
Citizens intends to actively monitor the bid price for its common stock and is considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.
On July 28, 2010, the Holding Company and Citizens Bank entered into a written supervisory agreement with their primary regulators, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation as a follow up to recently concluded examinations of the Bank. For a detailed summary of the Written Agreement, see “— Supervision and Regulation”.

In April 2010, Citizens completed the sale of the stock of Citizens’ wholly owned subsidiary, F&M Bank-Iowa (“F&M”), to Great Western Bank whereby Great Western Bank paid $50.0 million in cash to the Holding Company. F&M served markets with low growth potential outside of Citizens’ primary footprint and generated additional marketing costs to maintain the separate branding. The sale proceeds improved the Holding Company’s capital and liquidity positions in a manner that was non-dilutive to Citizens’ shareholders.
As a result of the sale, the financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect Citizens’ reported consolidated financial condition or operating results for any of the prior periods.
GEOGRAPHIC LOCATIONS
As of December 31, 2010, Citizens conducts operations through 218 offices and 252 ATM locations throughout Michigan, Wisconsin, Ohio, and Indiana with 2,026 full-time equivalent employees. In Michigan, the primary markets are concentrated in the Lower Peninsula, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. In Indiana, the only office is in Indianapolis.
PRINCIPAL SOURCES OF REVENUE
The Corporation’s primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Interest and fees on loans	$390,587	$449,067	$575,977
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	93,857	104,343	108,922
Noninterest income	94,659	63,133	96,577

Total revenues	$579,103	$616,543	$781,476

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.
LINES OF BUSINESS
Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along five major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. The Regional Banking, Specialty Consumer, and Specialty Commercial business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” “Allowance for Loan Losses,” and “Contractual Obligations and Off-Balance Sheet Arrangements” and under Notes 1, 4, and 16 to the Consolidated Financial Statements.

Additional information regarding the business lines is incorporated herein by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Line of Business Results” and in Note 15 of the Consolidated Financial Statements.
COMPETITION
The financial services industry is highly competitive. Citizens Bank competes with other commercial banks, many of which are subsidiaries of other bank holding companies, for loans, deposits, trust accounts and other business on the basis of interest rates, fees, convenience and quality of service. Major competitors include commercial banks, community banks, savings associations and thrifts, finance companies, mortgage banking companies, brokerage firms, insurance companies, credit unions and other organizations.
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
Under FRB policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on a holding company’s potential liability. If the Bank were to encounter financial difficulty, the

FRB could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “Capital Adequacy and Prompt Corrective Action” below.
Citizens Bank is a state-chartered bank and is therefore subject to supervision, regulation and examination by the state banking regulator of the state in which it is chartered, the Michigan Office of Financial and Insurance Regulation (“OFIR”). Citizens Bank is also subject to supervision and examination by the FRB because it is a member of the Federal Reserve System and by the Federal Deposit Insurance Corporation (“FDIC”), because the FDIC insures its deposits to the extent provided by law. CB Wealth Management, a national non-depository trust bank, is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (“OCC”).
Written Agreement with FRBC and OFIR
As previously reported, the Holding Company and Citizens Bank entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the OFIR, their respective primary regulators, as a follow up to recently concluded examinations of the Bank. The Written Agreement was executed by the regulators on July 28, 2010. The Written Agreement requires the boards of directors of the Holding Company and the Bank to undertake various assessments and submit a number of plans acceptable to the FRBC and OFIR in connection with the following matters.
By August 7, 2010, the boards of directors of the Holding Company and the Bank were required to address the following items:
•	Allowance for Loan and Lease Losses — The Bank was required to eliminate from its books, by charge-off or collection, all assets or portions of assets classified as a loss in the most recent Asset Quality Examination and that had not already been previously collected in full or charged off. There were no such assets required to be eliminated at such date.

•	Compliance Committee — The boards of directors were required to appoint a joint compliance committee (“Compliance Committee”) to monitor and coordinate compliance with the provisions of the Written Agreement. The Compliance Committee is required to meet, at a minimum, on a monthly basis and report its findings to the boards of directors.
By September 26, 2010, the boards of directors of the Holding Company and the Bank were required to address the following items:
•	Management Staffing Needs — The boards were required to complete an assessment of the Bank’s management and staffing needs and within 30 days later, submit a plan to the FRBC and OFIR that included their findings and conclusions and the specific actions the boards will take to strengthen management.

•	Credit Risk Management Practices — The Bank was required to submit a plan to strengthen credit risk management practices, including steps to reduce or mitigate the risk of concentrations of credit.

•	Credit Administration — The Bank was required to submit a program to enhance credit administration that addresses, considers and includes, at a minimum, standards for the modification of construction loans and the appropriate use of deficiency notes.

•	Asset Improvement — The Bank was required to submit a plan designed to improve Citizens’ position through repayment, amortization, liquidation, additional collateral or other means on other real estate owned (“OREO”) and on past due, classified or problem loans meeting certain conditions. Also, for any subsequently acquired OREO and any loans satisfying any of these conditions in the future, Citizens is required to submit a plan to improve Citizens’ position on the loan within 30 days of such acquisition or classification and must submit subsequent progress reports on all such plans within 30 days after the end of each calendar quarter.

•	Allowance for Loan and Lease Losses — The Bank was required to review and revise the allowance for loan and lease losses (“ALLL”) methodology in order to ensure consistency with relevant supervisory guidance and submit a description of the revised methodology to the FRBC and OFIR.

•	Capital Plan — The Holding Company and the Bank were required to submit an acceptable plan to maintain sufficient capital that addresses, considers, and includes, at a minimum, the Holding Company’s and the Bank’s current and future capital requirements, adequacy of the Bank’s capital, the source and timing of additional funds to fulfill the Holding Company’s and the Bank’s future capital requirements, and the requirement of the Holding Company to serve as a source of strength to the Bank.

•	Liquidity Position Management — The Holding Company and the Bank were required to submit a plan to the regulators to enhance management of the Bank’s liquidity position and a revised contingency plan that identifies available sources of liquidity and includes adverse scenario planning.

•	Interest Rate Management — The Holding Company and the Bank were required to submit a plan to improve interest rate risk management practices that are appropriate for the size and complexity of the organization.
By October 26, 2010, the boards of directors of the Holding Company and the Bank were required to address the following items:
•	Allowance for Loan and Lease Losses — The Bank was required to submit an acceptable written program for the maintenance of an adequate ALLL, to be reviewed by the Bank’s board of directors on at least a quarterly basis with reports regarding the review submitted to the FRBC and OFIR within 30 days after the end of each calendar quarter.

•	Earnings Plan and Budget — The Bank was required to submit a business plan and budget for the remainder of 2010 to improve the Bank’s earnings and overall condition.
All of the foregoing requirements were satisfied within the applicable time periods.
The Written Agreement also imposes various ongoing affirmative obligations and negative covenants.
•	Criticized Loans — The Written Agreement requires additional internal review and approval of renewal, extension or restructurings of certain criticized credits and certification of such review and approval.

•	Allowance for Loan and Lease Losses — The Bank is required, within 30 days from the receipt of any federal or state report of examination, to charge off all assets classified as loss unless otherwise approved in writing by the FRBC and OFIR.

•	Capital Plan Compliance — Once the capital plan is approved by the regulators, the Holding Company and the Bank must notify the regulators within 30 days after the end of each calendar quarter in which any of their capital ratios fall below the minimum ratios set forth in the plan. Management is required to monitor adherence to the capital plan and make monthly reports to the boards of directors.

•	Annual Business Plan and Budget — A business plan and budget for each calendar year subsequent to 2010 shall be submitted to the FRBC and OFIR in December prior to the beginning of that calendar year.

•	Compliance with Laws — The Holding Company and the Bank must comply with applicable regulations relating to prior notice of director and senior executive officer appointments and relating to restrictions on indemnification and severance payments.

•	Progress Reports — Within 30 days after the end of each calendar quarter, the Bank is required to submit to the FRBC and OFIR written progress reports detailing its compliance efforts.

•	Negative Covenants — The Holding Company and the Bank are generally prohibited from paying dividends, the Holding Company is prohibited from paying interest or principal on subordinated debentures or trust preferred securities, the Bank is generally prohibited from transferring funds to the Holding Company, the Holding Company is prohibited from incurring, increasing, or guaranteeing debt and generally prohibited from purchasing or redeeming any shares of the Holding Company’s stock, in each case without prior regulatory approval.
The foregoing summary of the Written Agreement does not purport to be a complete description of all of the terms of the Written Agreement, and is qualified in its entirety by reference to a copy of the Written Agreement filed with the Securities and Exchange Commission as an exhibit to Citizens’ Form 10-Q for the quarter ended June 30, 2010.
On December 20, 2010, Citizens received a response from the FRBC and OFIR regarding the plans previously submitted under the Written Agreement. The response indicated that for most items, the submitted plans were acceptable and that either no further action was necessary or only continued monitoring or verification by Citizens board or the regulators was required. The response requested further enhancements to the ALLL methodology, which Citizens made and the revised methodology was submitted for further review. The nature of the enhancements primarily related to additional documentation and did not have an impact on the overall methodology or the recorded balance of the allowance for loan losses. The response also required modifications to the previously submitted capital plan by January 31, 2011. The modified capital plan was submitted within the required timeframe and Citizens is awaiting a response from the regulators.
The Written Agreement formalizes steps that were in several cases already underway at the Holding Company and the Bank, including, but not limited to improvements in our policies and procedures regarding: credit risk; credit administration; asset improvement; operating results; and liquidity position management. Citizens is committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. Because substantially all of the requirements of the Written Agreement relate to operational improvements or codify actions already being taken by Citizens at the time the Written Agreement became binding (in some cases based upon the informal advice of the regulators), Citizens does not anticipate that compliance with the Written Agreement will have any material adverse impact on its business, financial condition or results of operations.
Payment of Dividends
There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to the Holding Company. The Bank is subject to dividend limits under the laws of Michigan. In addition, the Bank is a member bank of the Federal Reserve System, subject to the dividend limits of the FRB. The FRB allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the FRB. FRB policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.
As a national non-depository trust bank, CB Wealth Management is subject to the regulations of the OCC regarding limits on dividends paid to the Holding Company. Under such regulations, CB Wealth Management may declare dividends only from its undivided profits, dividends can not reduce surplus funds to a level less than common capital, and dividends may not be declared unless at least 10% of net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. Approval of the OCC is required if the total of all dividends declared by CB Wealth Management in any calendar year exceed the sum of its net income combined with its retained net income for the preceding two years.
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
On January 28, 2010, Citizens announced that it was suspending the dividend payments on its trust preferred securities and on its TARP Preferred Stock, issued to the Treasury. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk Management” for additional information.
Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Regulatory capital requirements for bank holding companies are evaluated using three capital measures: (i) leverage capital expressed as a percentage of total assets, (ii) risk-based capital expressed as a percentage of total risk-weighted assets, and (iii) Tier 1 risk-based capital expressed as a percentage of total risk-weighted assets.
The following table presents the regulatory capital requirements for the five categories.

							Significantly	Critically
	Well		Adequately		Under		Under	Under
	Capitalized		Capitalized		Capitalized		Capitalized	Capitalized
Total Capital to risk weighted assets (1)	>	10%	>	8%	<	8%	< 6%
Tier 1 Capital to risk weighted assets (1)	>	6	>	4	<	4	< 3
Tier 1 Leverage (2)	>	5	>	4	<	4	< 3
Tangible equity to total assets								< 2%

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities — goodwill — accumulated other comprehensive income (loss) — other intangible assets.

(2)	Tier 1 Capital to quarterly average assets.
If the FDIC determines that an institution is in unsafe or unsound condition or that the institution has not corrected a less than satisfactory rating received in its last examination for asset quality, management, earnings or liquidity, an institution may be treated as if it were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.
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
At December 31, 2010 and 2009, Citizens’ regulatory capital ratios were above “well-capitalized” standards. Information concerning capital adequacy guidelines for the Holding Company and Citizens Bank including their regulatory capital position at December 31, 2010 and maintenance of minimum average reserve balances by the Bank with the FRB is incorporated herein by reference from “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity Risk Management” and Note 18 to the Consolidated Financial Statements.
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
On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule would, in aggregate, increase the share of assessments paid by large institutions.
Temporary Liquidity Guarantee Program
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through its Transaction Account Guarantee Program (“TAGP”) through June 30, 2010. Coverage under the TAGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000 and increased for the first six months of 2010. While Citizens joined the TAGP at its inception, due to its significant liquidity levels and the cost of continued participation, Citizens opted-out of the TAGP as of July 1, 2010. Citizens’ clients will continue to receive standard deposit insurance coverage through the FDIC’s general deposit insurance fund, which covers deposit balances up to $250,000 per depositor.
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
The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The Treasury has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a Bank Secrecy Act officer, employee training programs and an independent audit function to review and test the program.
EESA and Troubled Asset Relief Capital Purchase Program
In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under CPP, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock and warrants which qualify as Tier 1 capital. On December 12, 2008, Citizens issued $300.0 million of TARP Preferred Stock and a warrant to purchase 17,578,125 shares of its common stock at $2.56 per share to the Treasury as part of this program. The TARP Preferred Stock pays a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The TARP Preferred Stock is callable at par after three years. Prior to the end of three years, the TARP Preferred Stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Participating financial institutions were required to adopt the Treasury’s standard for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to our chief executive officer, chief financial officer, and our next three most highly compensated executive officers.
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
The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) was established pursuant to Section 121 of the EESA, and has the duty among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management, and sale of assets by the Treasury under TARP and the CPP including the TARP Preferred Stock purchased from Citizens.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on Citizens’ business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Require or permit the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements.

Basel III
The United States is a member of the Basel Committee on Banking Supervision (“the Basel Committee”), that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards in areas where they are considered desirable. In this regard, the Basel Committee is best known for its international standards on capital adequacy; the Core Principles for Effective Banking Supervision; and the Concordat on cross-border banking supervision.
In December 2010, the Basel Committee released its new framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
Like the Dodd-Frank Act, Basel III requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Accordingly, the regulations ultimately applicable to Citizens and its bank subsidiary may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact Citizens’ operating results.
ECONOMIC FACTORS AND MONETARY POLICY
Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2010, 2009, and 2008 and its potential effect on future periods is discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” and “Allowance for Loan Losses” and incorporated herein by reference. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. Citizens strives to manage the effects of interest rates through its asset/liability management process but the effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2010, 2009, and 2008 and their potential effect on future periods is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and incorporated herein by reference.
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
We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause our operating results to decline and could have a negative impact on our capital and financial position.
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
We attempt to maintain an appropriate allowance for loan losses to provide for probable losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and estimates of necessary reserves for special situations that are unique to the measurement period such as anticipated problem loan resolution activities, along with consideration of current economic trends and conditions, all of which are susceptible to significant change and are inherently subjective. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
A significant portion of our loan portfolio is secured by commercial and residential real estate. These portfolios are comprised of borrowers primarily located in Michigan, Wisconsin, and Northern Ohio. The Michigan and Northern Ohio markets in particular have been adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values in our markets have resulted in sharp increases in losses on certain segments of our portfolio, particularly the land hold, land development, and construction loan portfolios. We have ceased extending land hold and land development loans and are working actively to manage our remaining land hold, land development, and construction portfolios. The credit performance of loans secured by commercial income producing properties has recently been negatively affected by tenant losses and reduced rental rates, contributing to the decline in values associated with the income producing loan portfolio. We may suffer further losses in these segments if our efforts to limit losses through execution of prudent workout strategies are unsuccessful. Although we do not engage in subprime lending, the credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in, income. The decline in the residential real estate values, particularly in Michigan and

Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties has led to increased loss severity in this loan portfolio.
Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to even higher payment delinquencies and defaults. Continued declines in real estate values could lead to higher loss severity. Although our most significant loan losses to date have been concentrated in our commercial real estate and residential mortgage loan portfolios, continued adverse economic conditions could adversely affect other portions of our loan portfolio.
There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause operating results to decline in the period(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.
Our core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which we operate, particularly Michigan. Our ability to generate earnings and maintain regulatory capital ratios at acceptable levels at our Holding Company and the Bank depends substantially on developments in those economies. Also, our potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on our results of operations and financial condition may result in heightened regulatory scrutiny and require us to take actions to protect depositors that are not in the best interests of our shareholders.
Our businesses face substantial challenges for the foreseeable future, in particular:
•	A substantial amount of our lending business originates in Michigan. Of our total portfolio loans, approximately 70% are to borrowers located, or secured by properties, in Michigan and approximately 10% are to borrowers located, or secured by properties, in Ohio. These states have been severely and disproportionately affected by the recent economic downturn. Unemployment rates in these states have been substantially higher than the national average and real estate collateral values have fallen significantly.

•	Our ability to return to a positive net income is largely dependent upon our future credit costs. Our loan portfolios-particularly our commercial real estate and residential mortgage loan portfolios, which have accounted for a disproportionate amount of our loan loss provisions since the fourth quarter of 2008-continue to be adversely affected by economic conditions and the ongoing correction in real estate prices in our markets. Despite the progress made in the latter parts of 2010, a significant portion of our commercial loan portfolio continues to be classified as nonperforming loans or watchlist loans. The latter are loans that have migrated within our loan rating system to a level that requires increased oversight. We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolios. In view of the weakness and uncertainties in the national and regional economies in which we operate and the inherent difficulty in predicting future events, we may find it necessary to continue to take loan loss provisions in future periods in amounts that substantially exceed loan loss provisions in prior periods in order to maintain our allowance for loan losses at a level we deem appropriate.
As a result of the weakness in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses, our charged-off loans have increased substantially and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations, or regulatory policies or standards, such as maintenance of capital ratios and reduction of nonperforming asset levels due to the deterioration in our financial condition and operating results, could also result in heightened regulatory scrutiny and in further sanctions by regulatory agencies (such as a memorandum of understanding, a change to our Written Agreement, a new written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business, could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.
As a follow up to recently concluded examinations of Citizens Bank, the Holding Company and Citizens Bank entered into a written supervisory agreement with the FRBC and OFIR, their primary regulators, as of July 28, 2010, which is summarized in “Item 1 Business -Supervision and Regulation” and which we refer to as the Written Agreement. The Written Agreement requires the Holding Company and the Bank to take various actions intended by the regulators to improve the operations of the Holding Company and the Bank, requires them to submit capital and liquidity plans to the regulators that are acceptable to the regulators, and prohibits them from taking certain actions, such as paying dividends and amounts owed in connection with their outstanding trust preferred securities, without regulatory approval. Although we do not currently anticipate that compliance with the Written Agreement will have a material adverse impact on our operations, we cannot provide any assurance as to the potential impact of such action on our business, financial condition and results of operations. The Written Agreement is designed to remediate certain deficiencies noted by the regulators for the protection of depositors rather than the benefit of shareholders or debt holders. Our regulators could subject us to various requirements limiting our ability to develop new business lines, mandating that we raise additional capital in a manner that would be dilutive to shareholders, and/or requiring the sale of certain assets and liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and stock price. Moreover, if we are unable to comply with the terms of the Written Agreement, we could become subject to additional heightened supervisory actions and orders, any of which could have a material adverse effect on our business, financial condition, results of operations and stock price.
Our business may be adversely affected by the highly regulated environment in which we operate. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict our ability to operate our business in the manner most beneficial to our shareholders.
The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt or trust preferred securities. As a bank holding company, the Holding Company is subject to regulation by the FRB. Citizens Bank is subject to federal regulation primarily by the FRB and is also subject to regulation by the OFIR. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-depository banking operating subsidiaries from which we derive income. CB Wealth Management engages in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level.
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
In addition, changes in laws, regulations and regulatory practices affecting the financial services industry, including those relating to the Dodd-Frank Act and Basel III, could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a change to our Written Agreement, a new written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.
While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.
Our ability to generate net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of noninterest-bearing demand deposits and equity capital.
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
High inflation, natural disasters, acts of terrorism, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in the Bank and the stability of our deposit funding sources. An additional economic downturn could also have a significant impact on the demand for our products and services. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.
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
The Bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, the Bank has access to financial market borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve, Federal Home Loan Banks of which the Bank is a member, and other correspondent banks. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.
Our credit rating was downgraded by Moody’s Investor Service, Standard and Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009 and 2010. During the first quarter of 2010, we submitted a letter to Standard & Poor’s requesting that Standard & Poor’s discontinue rating Citizens. Standard & Poor’s subsequently removed the ratings as did Dominion Bond Rating Service. In the first quarter of 2011, Fitch Ratings lowered our credit ratings. Although we currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity, our ability to borrow funds at favorable rates may be negatively impacted if our ratings were to continue to be downgraded from their current level, and could adversely affect our results of operations and financial condition.
Increased competition with other financial institutions or an adverse change in our relationship with a number of major customers could reduce our net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.
The Bank faces substantial competition in originating commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans.
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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are assessed at least annually for impairment, or more frequently when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. While a goodwill impairment charge was not required in 2010, we recorded an impairment of $256.3 million and $178.1 million in 2009 and 2008 respectively, which contributed significantly to our losses for those years. Further deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. If we identify any impairment, it would be reflected as a charge to earnings in the period during which such impairment is identified and could have a material adverse effect on our results of operations.
If the FDIC raises the assessment rate charged to its insured financial institutions, our FDIC insurance premium may increase and this could have a negative effect on our expenses and results of operations.
During 2008 and 2009, higher levels of bank failures and temporary programs increasing deposit insurance limits dramatically increased resolution costs for the FDIC and depleted its deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund, the FDIC increased assessment rates for all insured institutions throughout 2010.
On February 7, 2011, the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule as mandated by the Dodd-Frank Act finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule would, in aggregate, increase the share of assessments paid by large institutions. The final rule also creates a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. Although, Citizens does not anticipate that this new rule will have a material impact, , any future increase in FDIC insurance premiums, alone or together with the other recent increases, may materially adversely affect our results of operations and financial condition.
If there are additional financial institution failures, we may be required to pay even higher FDIC insurance premiums than the recently increased levels. These announced increases and any future increase in FDIC insurance premiums may materially adversely affect our results of operations and financial condition.
We may not realize our deferred income tax assets and loss carryforwards.
The realization of our deferred income tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. As of December 31, 2010, we maintained a full valuation allowance of $292.9 million. The valuation allowance may be adjusted as conditions change and the underlying tax assets remain available to potentially offset future taxable income. In the event that future taxable income does not occur in the manner projected, it could increase the valuation allowance and have a material impact on our financial position and results of operations.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a change of ownership occurs with respect to a company with deferred income tax assets, that company’s use of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses would be substantially limited. A change of ownership occurred under Section 382 as a result of the exchange offers of common stock for long-term debt in the third quarter of 2009. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP Preferred Stock immediately before the ownership change. Our ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.

Because the exchange offers triggered an ownership change, our ability to use the net operating loss carryforwards and certain built-in losses existing at the time of the deemed change in ownership to offset future income will be substantially limited. Therefore, we may suffer higher than anticipated tax expense, and consequently lower net income and cash flow, in those future years. Moreover, any future change in ownership would further limit our ability to use our net operating loss carryforwards and certain built-in losses existing at the time of the future change in ownership.
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to negative trends, concerns and other issues in the financial services industry;

•	Negative perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Adverse changes in interest rate;

•	Adverse changes in the real estate market;

•	Negative economic news;

•	Adverse changes in government regulations;

•	Delisting of our common stock from NASDAQ; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CRBC”. The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days. We were notified on July 19, 2010 that our shares failed to meet the requirement for the specified time period and NASDAQ’s Listing Qualifications Department notified us that they could initiate steps to delist our common stock from trading on the NASDAQ anytime after January 18, 2011 unless our closing bid price exceeds $1.00 per share for at least 10 consecutive trading days prior to that date. On January 19, 2011, Citizens was notified by the NASDAQ Listing Qualifications Department that Citizens had not regained compliance with NASDAQ Marketplace Rule 5450(a)(1). Citizens will be afforded an additional 180 calendar days, or until July 18, 2011, to regain compliance with the minimum closing bid price requirement. If Citizens is not in compliance with the listing requirement by July 18, 2011, the NASDAQ will issue a notification of delisting to the Corporation. Citizens may appeal the determination to delist at that time, pay a fee and submit a plan of compliance to the NASDAQ, which would temporarily stay any delisting action. Any such appeal may not be successful, however, and the Corporation’s common stock could be delisted from trading on the NASDAQ Capital Market.
Citizens intends to actively monitor the bid price for its common stock and is considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. Although we may take certain actions to increase our stock price prior to being delisted from NASDAQ or otherwise challenge any action by NASDAQ to delist our common stock, there can be no assurance that these actions will be successful in maintaining our listing on NASDAQ or the trading market for our stock. A delisting of our common stock from the NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

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
Also, if we determine that we need to raise additional capital, our capital raising efforts may not be successful, or we may be required to raise additional capital on terms that are unfavorable to us. A failure to maintain capital above “well-capitalized” levels could require us to further reduce the size of our business and would likely have serious negative consequences for our business.
We have agreements with derivative counterparties that contain a provision where if we fail to maintain our status as a well capitalized or adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. A default under these agreements could have a material adverse effect on our business, results of operations and financial condition.
Our Holding Company may not have sufficient resources to make capital contributions to the Bank if required by bank regulatory agencies, or if we might otherwise wish to do so, in order to maintain the Bank’s capital ratios at acceptable levels.

Our Holding Company is required by banking regulation to act as a “source of strength” to the Bank. If losses at the Bank continue and regulatory capital levels at the Bank decline, our Holding Company may be required by the bank regulatory agencies to contribute additional capital to the Bank. Since January 1, 2009, the Holding Company contributed $174.0 million to Citizens Bank to bolster capital levels at the Bank, including $100.0 million during 2010. As of December 31, 2010, the Holding Company’s cash resources totaled $68.1 million. We may not have sufficient funds at our Holding Company level to make required capital contributions to the Bank if the weakness in the economies in which we operate continues over a substantial period of time and the Bank continues to incur losses.
As a bank holding company that conducts substantially all of our operations through our subsidiaries, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiaries and their ability to pay dividends to our Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with our regulators.
The Holding Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from our subsidiaries and sales of our securities to investors. Dividends from subsidiaries are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that our subsidiaries may pay to the Holding Company. Also, our Holding Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Because our subsidiaries are currently unable to pay dividends to our Holding Company, we may not be able to service debt, pay obligations or, should we have the ability to do so in the future, pay dividends on common stock. Payment of dividends by our Holding Company on the common stock, or by the Bank to our Holding Company, requires regulatory approval pursuant to the Written Agreement, which generally prohibits the Holding Company from paying interest or principal on subordinated debentures or trust preferred securities, taking any form of payment from Citizens Bank, incurring, increasing, or guaranteeing debt and purchasing or redeeming any shares of its stock. These restrictions will remain in effect until the FRBC and OFIR terminate the Written Agreement. In addition, the payment of dividends on the common stock or, except in limited circumstances, the repurchase of our common stock or other equity or capital securities by our Holding Company at any time prior to December 12, 2011 requires the approval of the United States Treasury pursuant to the terms of our TARP Preferred Stock unless we have redeemed all of the TARP Preferred Stock or Treasury has transferred all of the TARP Preferred Stock to a third party.
As of December 31, 2010, the Holding Company’s cash resources totaled $68.1 million. The Holding Company’s interest and preferred dividend payment obligations are $19.9 million annually. We have suspended the dividend payments on our trust preferred securities and on our TARP Preferred Stock issued to the Treasury, temporarily reducing our payment obligations to $6.5 million annually. However, there can be no assurance that the Holding Company’s cash resources will be sufficient to fulfill its obligations.
Our efforts to resolve problem assets in a manner beneficial to the Corporation may not be successful.
In an effort to reduce overall problem asset levels, Citizens resolved $466.2 million of problem assets in the fourth quarter of 2010 through a combination of bulk sales and individual workouts, resulting in a provision for loan losses of $131.3 million and net charge-offs of $159.3 million. Although we expect to substantially complete these efforts in the first quarter of 2011, clients may be unwilling or unable to repay Citizens on a timely basis or renegotiate their loans, there may be no market for Citizens to exit these loans or economic conditions could result in a more significant increase in nonperforming loans than expected. If any of these conditions occurs, Citizens may not be able to substantially complete the resolution of problem assets during the expected time frame, which could have a negative impact on its capital, results of operations and financial position, and could delay Citizens’ return to profitability.
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
From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. We may not achieve initial timetables for the introduction and development of new lines of business and/or new products or services and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to attract and retain skilled people. If we were to lose key employees, we may experience a disruption in our relationship with certain customers.

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
The Dodd-Frank Act, enacted in July 2010, represents the comprehensive overhaul of the financial services industry within the United States, establishes the new Federal Bureau of Consumer Financial Protection, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. These rules and regulations, as well as the self-implementing provisions of the statute and the Durbin amendment could have adverse implications on the financial industry, the competitive environment and our ability to conduct business. The Durbin Amendment (the “Amendment”) to the Dodd-Frank Act, directs the Board of Governors of the Federal Reserve System to establish rules by April 21, 2011, required to take effect by July 21, 2011, related to debit-card interchange fees. The proposed rule released by the Federal Reserve on December 16, 2010 precludes the recovery of costs other than those permitted by the Amendment, and may have an adverse effect on Citizens’ average interchange rate after July 21, 2011. Citizens, as well as the broader financial services industry, has begun to assess the potential impact of the Dodd-Frank Act on its business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it is likely that compliance with these new laws and regulations will result in reduced revenue and additional costs, which could be significant, and may adversely impact Citizens’ results of operations, financial condition or liquidity.
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
We have entered into subcontracts for the supply of current and future services, such as data processing, mortgage loan processing and servicing, and certain property management functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.
We often purchase services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include the following:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the bank subsidiary. The bank subsidiary operates through 218 offices. Of these, 58 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $5.8 million in 2010. The banking offices are located in various communities throughout the states of

Michigan and Wisconsin, and in parts of Ohio, and Indiana and are used by all of Citizens’ business segments. At certain Citizens Bank locations a portion of the office buildings are leased to tenants.
ITEM 3. LEGAL PROCEEDINGS
Citizens is party to a number of lawsuits incidental to its business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to many of these matters cannot be ascertained, Citizens does not believe the ultimate outcome of these matters will have a material adverse effect on its financial condition or liquidity.
From time to time, the Bank is notified by applicable environmental regulatory agencies, pursuant to state or federal environmental statutes or regulations, that they may be potentially responsible parties (“PRP”) for environmental contamination on or emanating from properties currently or formerly owned. Typically, exact costs of remediation of the contamination cannot be fully determined at the time of initial notification. While, as PRPs, the Bank is potentially liable for the costs of remediation, in most cases, a number of other PRPs have been identified as being jointly and severally liable for remediation costs. Additionally, in certain cases, statutory defenses to liability for remediation costs may be asserted based on the Bank’s status as a lending institution that acquired ownership of the contaminated property through foreclosure. Citizens is not presently aware of any environmental liabilities that pose a reasonable possibility of future material impact on its results of operations. It is Citizens’ policy to establish and accrue appropriate reserves for all such identified exposures during the accounting period in which a loss is deemed to be probable and the amount is determinable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Holding Company’s common stock is traded on NASDAQ under the symbol “CRBC”. There were approximately 38,000 shareholders of the Holding Company’s common stock as of December 31, 2010, which includes record holders and individual participants in security position listings.
Information regarding the Holding Company’s high and low stock prices during each quarter of the last two fiscal years is set forth in the table below. The Holding Company is currently prohibited from paying cash dividends or repurchasing shares of common stock without the prior written consent of certain banking regulators and the U.S. Treasury and none have been paid during the last two years. Restrictions on the Holding Company’s ability to pay dividends are described in Note 18 to the Consolidated Financial Statements and “Item 1 Business — Supervision and Regulation” and such descriptions are incorporated herein by reference.

	Common Stock
	Price Range		Closing
	High	Low	Price
2010
First quarter	$1.19	$0.66	$1.14
Second quarter	1.50	0.80	0.85
Third quarter	1.07	0.74	0.90
Fourth quarter	1.00	0.55	0.62
Year	1.50	0.55	0.62

2009
First quarter	$3.26	$0.65	$1.55
Second quarter	2.25	0.71	0.71
Third quarter	1.18	0.50	0.76
Fourth quarter	0.78	0.48	0.69
Year	3.26	0.48	0.69
In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.
Stock Performance Graph
The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the Keefe, Bruyette & Woods Regional Banking Index (Ticker: KRX) and the S&P 500 Index (Ticker: SPX). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2005 and the reinvestment of all dividends. The returns shown are not necessarily indicative of future performance.

	2005	2006	2007	2008	2009	2010

CRBC	$100.00	$99.81	$58.40	$12.27	$2.84	$2.53
KRX	100.00	108.54	84.75	69.10	53.83	64.79
SPX	100.00	115.76	122.11	77.00	97.31	141.48
The information furnished under the heading “Stock Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	The Plans or Programs
Period	(1)	Per Share	Programs	(2)
October 2010	1,998	$0.68	—	1,241,154
November 2010	—	—	—	1,241,154
December 2010	897	0.62	—	1,241,154

Total	2,895	$0.66	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below is derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments in 2010” and “Significant Developments in 2009 and 2008.”
Citizens completed its merger with Republic Bancorp Inc. (“Republic”) on December 29, 2006. As a result, balances in the following table beginning as of December 31, 2006 include all of Republic’s assets and liabilities at estimated fair value. Average balances and income and expense amounts for 2006, however, reflect only legacy Citizens results.

Five Year Summary of Selected Financial Data

(in thousands, except per share data)	2010	2009	2008	2007	2006
For The Year
Net interest income	$329,064	$310,449	$343,039	$376,397	$254,881
Provision for loan losses	392,882	323,820	280,961	45,573	13,308
Noninterest income (1)	94,659	63,133	96,577	118,292	86,753
Noninterest expense (2)	307,087	585,139	482,312	319,401	251,496
Income tax provision (benefit) from continuing operations	12,858	(29,633)	70,970	30,332	17,000
(Loss) income from continuing operations before income taxes	(276,246)	(535,377)	(323,657)	129,715	76,829
(Loss) Income from discontinued operations (after tax)(3)	(3,821)	(8,469)	1,575	1,460	3,507
Net (loss) income	(292,925)	(514,213)	(393,052)	100,842	63,336
Net (loss) income attributable to common shareholders (4)	(314,610)	(533,990)	(405,016)	100,842	63,336
Cash dividends	—	—	21,959	87,798	49,530
Taxable equivalent adjustment	10,582	15,574	17,444	17,578	12,764
Per Common Share Data
(Loss) income from continuing operations:
Basic	$(0.79)	$(2.71)	$(4.32)	$1.31	$1.39
Diluted	(0.79)	(2.71)	(4.32)	1.31	1.39
(Loss) income from discontinued operations:
Basic	$(0.01)	$(0.04)	$0.02	$0.02	$0.08
Diluted	(0.01)	(0.04)	0.02	0.02	0.08
Net (loss) income:
Basic	$(0.80)	$(2.75)	$(4.30)	$1.33	$1.47
Diluted	(0.80)	(2.75)	(4.30)	1.33	1.47
Cash dividends	—	—	0.290	1.160	1.155
Common book value	1.85	2.69	10.60	20.84	20.58
Tangible book value(5)	1.72	2.50	7.80	10.20	9.65
Tangible common book value(6)	1.02	1.81	5.69	10.20	9.65
Shares outstanding(7)	397,167	394,397	125,997	75,722	75,676
Market value, end of year	0.62	0.69	2.98	14.51	26.50
At Year End
Assets	$9,965,645	$11,595,670	$12,724,678	$13,173,502	$13,628,531
Earning assets	9,302,825	10,864,446	11,655,879	11,694,841	12,160,164
Portfolio loans	6,216,602	7,787,905	8,963,175	9,332,248	9,131,610
Allowance for loan loss	296,031	338,940	252,938	161,635	166,794
Deposits	7,726,834	8,500,763	8,630,250	7,935,876	8,351,598
Long-term debt	1,032,689	1,512,987	2,193,066	2,940,015	2,641,554
Shareholders’ equity	1,011,731	1,331,036	1,601,321	1,577,880	1,557,686
Average For The Year
Assets	$10,997,062	$12,126,968	$12,911,620	$12,982,524	$7,324,087
Earning assets	10,272,769	11,237,214	11,600,954	11,556,008	6,923,491
Portfolio loans	7,175,649	8,349,387	9,274,707	9,033,317	5,451,750
Allowance for loan loss	325,844	304,016	186,828	171,059	111,363
Deposits	8,282,629	8,509,676	8,351,683	7,829,747	5,250,118
Long-term debt	1,280,839	1,904,455	2,520,604	2,728,876	980,365
Shareholders’ equity	1,229,945	1,444,733	1,558,414	1,549,961	660,996
Financial Ratios
Return on average assets	(2.66)%	(4.24)%	(3.04)%	0.78%	0.86%
Return on average shareholders’ equity	(23.82)	(35.59)	(25.22)	6.51	9.58
Average shareholders’ equity/average assets	11.18	11.91	12.07	11.94	9.02
Dividend payout ratio	—	—	(5.59)	87.07	78.20
Net interest margin (FTE)(8)	3.31	2.90	3.10	3.41	3.87
Efficiency ratio (non-GAAP)(9)	73.04	84.51	66.56	62.34	69.64
Allowance for loan losses as a percent of portfolio loans	4.76	4.35	2.82	1.73	1.83
Allowance for loan losses as a percent of nonperforming loans	134.39	71.43	82.92	85.70	289.44
Allowance for loan losses as a percent of nonperforming assets	103.30	57.05	57.76	64.49	165.75
Nonperforming loans as a percent of portfolio loans	3.54	6.09	3.40	2.02	0.63
Nonperforming assets as a percent of portfolio loans plus ORAA(10)	4.55	7.50	4.81	2.65	1.09
Nonperforming assets as a percent of total assets	2.88	5.12	3.44	1.90	0.74
Net loans charged off as a percent of average portfolio loans	6.07	2.85	2.04	0.56	0.29
Leverage ratio	7.71	9.21	9.66	7.53	7.22
Tier I capital ratio	12.11	12.52	12.21	9.18	9.41
Total capital ratio	13.51	13.93	14.49	11.66	11.90

(1)	Noninterest income includes a gain on investment securities of $13.9 million in 2010, a net loss on debt extinguishment of $15.9 million in 2009 and a fair-value adjustment on loans held for sale of $20.6 million, $20.1 million and $9.4 million in 2010, 2009 and 2008, respectively.

(2)	Noninterest expense includes a goodwill impairment of $256.3 million and $178.1 million in 2009 and 2008, respectively: fair-value adjustments on other real estate (“ORE”) properties of $13.4 million, $23.3 million and $8.1 million in 2010, 2009 and 2008, respectively; and restructuring and Republic merger-related expenses of $8.2 million and $11.3 million in 2007 and 2006, respectively.

(3)	On April 23, 2010, Citizens completed a stock purchase agreement with Great Western Bank whereby Great Western Bank acquired all of the stock of Citizens’ wholly owned subsidiary, F&M, in exchange for $50.0 million in cash.

(4)	Net loss attributable to common shareholders includes a non cash dividend to preferred shareholders of $21.7 million and $19.8 million in 2010 and 2009, respectively; $0.2 million dividend on redeemable preferred stock and $11.7 million deemed dividend on convertible preferred stock in 2008.

(5)	Tangible book value is an estimate of a company’s worth, if it was liquidated, to shareholders. The calculation using ending balances is as follows: (Shareholders’ equity — Goodwill — Intangible assets)/Common shares outstanding.

(6)	Tangible common book value is an estimate of a company’s worth, if it was liquidated, to common shareholders. The calculation using ending balances is as follows: (Shareholders’ equity — Preferred stock — Goodwill — Intangible assets)/Common shares outstanding.

(7)	See Note 14 for additional information on Citizens 2009 exchange of common stock for subordinated debt.

(8)	Net interest margin includes taxable equivalent adjustments to interest income based on a tax rate of 35%.

(9)	Efficiency ratio (non-GAAP) is calculated as follows: (Noninterest expense — Goodwill impairment)/(Net interest income + Taxable equivalent adjustment + Total noninterest income — Investment securities gains (losses)).

(10)	Other real estate assets acquired (“ORAA”) includes loans held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the years 2010, 2009, and 2008 and the significant changes in balance sheet items from December 31, 2009 to December 31, 2010 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
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
OVERVIEW
Nature of Citizens’ Business
Citizens is a diversified banking and financial services company that provides a full range of banking and financial services to individuals and businesses through its subsidiary, Citizens Bank. The Corporation also provides wealth management services through CB Wealth Management. Citizens conducts operations through 218 offices and 252 ATM locations throughout Michigan, Wisconsin, Ohio, and Indiana. Citizens operates in five major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “ — Line of Business Results” and Note 15 to the Consolidated Financial Statements, incorporated herein by reference.
The Corporation’s primary source of revenue is net interest income, which is the difference between interest income on earning assets (such as loans and securities) and interest expense on liabilities (such as interest-bearing deposits and borrowings) used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. The Corporation measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics — interest spread and net interest margin. The interest spread represents the difference between the taxable equivalent yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of taxable equivalent net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in more detail in “ — Interest Rate Risk”.

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
Use of Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. generally accepted accounting principles (“GAAP”), this report includes non-GAAP financial measures such as net interest margin and the efficiency ratio, tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio, and pre-tax pre-provision profit. Citizens believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance of Citizens, its business, and performance trends and, to a lesser degree, such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that Citizens’ performance is properly reflected to facilitate consistent period-to-period comparisons. Although Citizens believes the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
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
Pre-tax Pre-Provision Profit (non-GAAP financial measure)
Pre-tax pre-provision profit (“PTPP”), as defined by Citizens’ management represents total revenue (total net interest income and noninterest income) excluding any securities gains/losses, fair-value adjustments on loans held for sale, interest rate swaps, and bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair-value adjustments and special assessments. While certain of these items are an integral part of Citizens’ banking operations, in each case, the excluded items are items that management believes are particularly impacted by economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and the ability of our banking operations to generate revenue. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. While noninterest income and noninterest expense are adjusted for the specific items listed above in the calculation of PTPP, these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.
Viewed together with Citizens’ GAAP results, PTPP provides management, investors and others with a useful metric to evaluate and better understand trends in Citizens’ period-to-period earnings power and ability to generate capital to cover credit losses, in each case exclusive of the effects of the current and recent economic stress and the credit cycle. As recent results for the banking industry demonstrate, loan charge-offs, related credit provision, and credit writedowns can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability all the more important to investors. The “Credit Quality” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2009 and 2010 is measured against a PTPP performance target as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2009 full-year results, the total cash compensation award linked to PTPP was $0.1 million. Additionally during 2009, approximately 234,000 shares of restricted stock were granted, which vest only if both the PTPP performance condition and the GAAP net income performance condition are met. Based on 2010 full year results, the total potential cash compensation award linked to PTPP is $1.1 million, payable in early 2011. Additionally, during 2010, approximately 1,129,000 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. The grants are designed so that a portion of the compensation is based on provision expense while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.
Like all non-GAAP metrics, PTPP’s usefulness is inherently limited. Because Citizens’ calculation of PTPP may differ from the calculation of similar measures used by other bank holding companies, PTPP should be used to determine and evaluate period to period trends in Citizens’ performance and in comparison to Citizens’ loan charge-offs, related credit provision, and credit writedowns, rather than in comparison to non-GAAP metrics used by other companies. In addition, investors should bear in mind that income tax expense (benefit), the provision for loan losses, and the other items excluded from revenues and expenses in the PTPP calculation are recurring and integral expenses to Citizens’ banking operations, and that these expenses will still accrue under GAAP, thereby reducing GAAP earnings and, ultimately, shareholders’ equity.
The following table displays the calculation for the past three years of these non-GAAP measures other than pre-tax pre-provision profit, the calculation of which is set forth in the “Performance Summary” section.

Non-GAAP Reconciliation
	2010	2009	2008
Efficiency Ratio (non-GAAP) (in thousands)
Net interest income (A)	$329,064	$310,449	$343,039
Taxable equivalent adjustment (B)	10,582	15,574	17,444
Investment securities gain (C)	13,896	5	(1)
Noninterest income (D)	94,659	63,133	96,577
Noninterest expense (E)	307,087	585,139	482,312
Goodwill impairment (F)	—	256,272	178,089
Efficiency ratio: (E-F)/(A+B-C+D) (non-GAAP)	73.04%	84.51%	66.56%

Ending Balances (in millions)
Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,966	$11,932	$13,086
Goodwill(1)	(318)	(331)	(597)
Other intangible assets	(10)	(14)	(21)

Tangible assets (non-GAAP)	$9,637	$11,587	$12,468

Total shareholders’ equity	$1,012	$1,331	$1,601
Goodwill(1)	(318)	(331)	(597)
Other intangible assets	(10)	(14)	(21)

Tangible equity (non-GAAP)	$683	$986	$983

Tangible equity	$683	$986	$983
Preferred stock	(278)	(272)	(266)

Tangible common equity (non-GAAP)	$405	$714	$717

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,012	$1,331	$1,601
Qualifying capital securities	74	73	174
Goodwill(1)	(318)	(331)	(597)
Accumulated other comprehensive (income) loss	20	7	50
Other intangible assets	(10)	(14)	(21)

Tier 1 capital (regulatory)	$777	$1,066	$1,207

Tier 1 capital (regulatory)	$777	$1,066	$1,207
Qualifying capital securities	(74)	(73)	(174)
Preferred stock	(278)	(272)	(266)

Total Tier 1 common equity (non-GAAP)	$425	$721	$767

Net risk-weighted assets (regulatory)	$6,417	$8,516	$9,883
Equity to assets	10.15%	11.16%	12.24%
Tier 1 common equity (non-GAAP)	6.62	8.47	7.76
Tangible equity to tangible assets (non-GAAP)	7.09	8.51	7.88
Tangible common equity to tangible assets (non-GAAP)	4.20	6.16	5.75

(1)	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodwill for Discontinued Operations of $12.6 million in 2009 and 2008.

Performance Summary
An analysis of the major components of net income for 2010, 2009 and 2008 is presented below.

Three Year Summary of Net Income Components
(in thousands)	2010	2009	2008

Interest income	$484,444	$553,410	$684,899
Interest expense	155,380	242,961	341,860

Net interest income	329,064	310,449	343,039
Provision for loan losses	392,882	323,820	280,961
Noninterest income	94,659	63,133	96,577
Noninterest expense	307,087	585,139	482,312
Income tax provision (benefit) from continuing operations	12,858	(29,633)	70,970
Income (loss) from discontinued operations net of income tax	(3,821)	(8,469)	1,575

Net loss	(292,925)	(514,213)	(393,052)
Deemed dividend on convertible preferred stock	—	—	(11,737)
Dividend on redeemable preferred stock	(21,685)	(19,777)	(227)

Net loss attributable to common shareholders	$(314,610)	$(533,990)	$(405,016)

Pre-tax pre-provision profit (non-GAAP)
Loss from continuing operations	$(289,104)	$(505,744)	$(394,627)
Income tax provision (benefit) from continuing operations	12,858	(29,633)	70,970
Provision for loan losses	392,882	323,820	280,961
Net loss on loans held for sale	20,617	20,086	9,373
Net loss on debt extinguishment	—	15,929	—
Investment securities (gains) losses	(13,896)	(5)	1
Losses on other real estate (ORE)	13,438	23,312	8,098
Goodwill impairment	—	256,272	178,089
(Gain) related to Visa USA shares(1)	—	—	(2,124)
Fair value adjustment on bank owned life insurance (1)	(67)	(144)	3,447
Fair-value adjustment on swaps (1)	782	606	(1,287)
FDIC special assessment(2)	—	5,351	—
Loss on auction rate securities repurchase(2)	—	—	2,406
Captive insurance impairment charge(2)	—	—	1,053

Pre-tax pre-provision profit (non-GAAP)	$137,510	$109,850	$156,360

(1)	Amounts contained in line item “Other income” on Consolidated Statements of Operations

(2)	Amounts contained in line item “Other expense” on Consolidated Statements of Operations
Key factors behind the results for 2010 compared with 2009 were:
•	The increase in net interest income from 2009 was primarily a result of an increase in net interest margin from 2.90% to 3.31%, partially offset by a decrease of $964.4 million in average earning assets. The increase in net interest margin over the comparable period in 2009 was primarily the result of expanding commercial and consumer loan spreads, declining deposit costs, reductions in high-cost funding, and wholesale funding repricing to lower fixed rates, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities and money market investments. The decrease in average earning assets was due to weak loan demand in the current Midwest economic environment and the effects of the accelerated problem asset resolution initiatives undertaken in 2010, partially offset by an increase in investment securities and money market investments.
•	The increase in the provision for loan losses over 2009 was primarily a result of higher net charge-offs primarily due to the additional charge-offs related to the bulk sales and individual workouts of nonperforming commercial and residential mortgage loans throughout 2010 as well as an incremental risk allocated allowance recorded during the fourth quarter of 2010. As a result, total net charge-offs increased $198.0 million or 83.2% over 2009 to 6.07% of average portfolio loans outstanding compared with 2.85% for 2009.
•	The increase in noninterest income from 2009 was primarily due to a net loss on debt extinguishment ($15.9 million) in connection with the exchange offers completed in the third quarter of 2009 as well as higher gains on investment securities of $13.9 million in 2010.
•	The decrease in noninterest expense from 2009 was primarily the result of the goodwill impairment charge of $256.3 million in the second quarter of 2009, lower losses on other real estate ($9.9 million), lower salaries and employee benefits ($9.0 million), and lower other loan expenses ($4.2 million), partially offset by higher other expense. The decline in losses on other real estate was primarily the result of fewer writedowns compared to 2009 to reflect fair-value declines for the underlying collateral. The decline in salaries and employee benefits was primarily due to lower staffing levels in 2010 and suspending employer contributions to the 401(k) plan in 2009. Lower other loan expense was primarily the result of lower commercial and residential mortgage origination volume and foreclosure-related expenses. Other expense increased primarily due to higher overall FDIC insurance.
•	The increase in the income tax expense from 2009 was primarily the result of alternative minimum tax calculations.
•	The increase in pre-tax pre-provision profit from 2009 was primarily the result of higher net interest income (primarily due to an increase in net interest margin), higher noninterest income (primarily due to interest rate swap income recognition) and lower noninterest expense (due to lower losses on other real estate and lower salaries and employee benefits, partially offset by higher FDIC insurance expense).
Citizens maintains a strong liquidity position, with on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 78% deposits, 11% long-term debt, 10% equity, and 1% short-term liabilities. Additionally, money market investments and securities available-for-sale could be sold for cash to provide liquidity, if necessary. Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.
CRITICAL ACCOUNTING POLICIES
Citizens’ Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, income taxes, derivative financial instruments and hedging activities. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.
Allowance for Loan Losses
The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of numerous factors including: the ongoing review and grading of the loan portfolio, consideration of past Citizens’ and relevant banking industry loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on Citizens’ historical loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
The Corporation’s allowance for loan loss methodology is based on GAAP and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “ — Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans, restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.
Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that Citizens will be unable to collect all amounts due according to the contractual terms of the loan. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDRs. The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals or broker’s price opinions are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values, underlying commercial loans, evidenced by refreshed appraisals, is reflected in the specific allocated allowance for commercial nonperforming loans. Troubled debt restructures are evaluated for impairment under specific allocated reserve guidance.
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
Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the allowance for loan losses through the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under the caption “ — Allowance for Loan Losses.”
In December 2010, Citizens adopted ASU 2010-20, which requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The adoption did not have a material impact on Citizens’ financial condition, results of operations or liquidity, but did have an impact on Citizens’ credit disclosures. See Note 4 to the Consolidated Financial Statements.
Goodwill
Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less liabilities assumed. Citizens’ goodwill, which resides almost entirely in the Regional Banking reporting unit, is evaluated at least annually for impairment and Citizens performs this annual test on its major reporting units (which are equivalent to Citizens’ lines of business) as of October 1 of each year. Goodwill impairment analyses are performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revisions to forecasts, or a long-term negative outlook for the industry.
In Step 1 of the test, Citizens estimates the fair value of the reporting units using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined fair value of Citizens’ reporting units calculated in Step 1 and Citizens’ total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, Step 2 is required for those reporting units that have goodwill to measure the amount of impairment, if any.
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
As of October 1, 2010, the annual impairment test was performed and Citizens concluded that no impairment existed. Step 2 of the analysis was required for Regional Banking, in which it was determined that the implied fair value of goodwill allocated to Regional Banking exceeded its carrying value by 28%. In estimating the fair value of the reporting units in the annual review, discount rates ranged from 11% to 14%, depending on the reporting unit. The discount rate for Regional Banking was 11%. The discount rates were estimated based on a capital asset pricing model, which considered the risk-free rate (20-year Treasury Bonds), market-risk premium, equity risk premium, and a size premium. Simulations were performed to evaluate the impact of discount rate changes on the fair value of the reporting unit. If the discount rate was to increase by 100 or 200 basis points the fair value would be expected to decrease by 16% ($63.8 million) and 29% ($113.7 million), respectively. Simulations for 100 and 200 basis point decreases in the discount rate were not performed as the results would increase the implied value of goodwill. The impact of increasing the discount rate has no effect on our impairment methodology. Citizens performed a review of events or circumstances that would require an additional analysis as of December 31, 2010. Citizens determined that no events or circumstances existed which indicated the need for an additional impairment test.
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
Fair Value Measurements
A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the income statement. If an impairment is determined, it could limit the ability of Citizens Bank to pay dividends or make other payments to the Holding Company.
In January 2010, Citizens adopted new guidance that requires new disclosures and clarifies existing disclosure requirements about fair value measurement. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.
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
The assumed future earnings on cash balance pension plan accounts were reduced from 5.00% for 2009 to 4.75% for 2010, which reflects the current rate environment, and will cause a slight decrease in pension expense for future periods. The determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality bonds rated AA- or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. Based on this methodology, the discount rate used for the pension obligation decreased to 5.00% at the end of 2010 from 5.75% and 6.00% at the end of 2009 and 2008, respectively, resulting in an increase to the associated liability for 2010. The discount rate used for the postretirement healthcare obligation as well as the supplemental pension benefit plans decreased to 4.50% at the end of 2010 from 5.25% and 6.00% at the end of 2009 and 2008, respectively, also resulting in an increase to the associated liabilities. Rates are set at the end of each year for use in determining the following year’s expense.
Citizens has recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs that will be subsequently recognized as net periodic pension cost pursuant to Citizens’ historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost. Note 11 to the Consolidated Financial Statements provides further discussion of the accounting for Citizens’ employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic pension expense.
Income Taxes
Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. Citizens assesses whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. For example, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2010, Citizens held a $292.9 million valuation allowance. Despite the valuation allowance, these assets remain available to potentially offset future taxable income.
The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Corporation believes its tax assets and liabilities are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 13 to the Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Notes 1 and 2 to the Consolidated Financial Statements discuss new accounting policies adopted by Citizens during 2010 and 2009 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SIGNIFICANT DEVELOPMENTS IN 2010
On January 29, 2010, Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank-Iowa (“F&M”). F&M served markets with low growth potential outside of Citizens’ primary footprint and generated additional marketing costs to maintain the separate branding. Therefore, Citizens decided to sell F&M at a price which represented approximately 25 times F&M’s average earnings and 1.10 times its tangible book value. On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. As a result, the sale proceeds improved the Holding Company’s capital and liquidity positions in a manner that was non-dilutive to Citizens’ shareholders.
As part of the stock purchase agreement, Citizens was required to exchange selected loans with F&M at or near the closing date for a cash payment equal to the book value of the specified loans less related allowance for loan losses. The loans exchanged had a net book value of $9.9 million.
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
On July 28, 2010, Citizens and Citizens Bank entered into a written supervisory agreement with the FRBC and OFIR, their primary regulators, as a follow up to recently concluded examinations of the Bank. For a detailed summary of the Written Agreement, see “Item 1 Business — Supervision and Regulation.”
In an effort to reduce overall problem asset levels, Citizens resolved $466.2 million of problem assets in the fourth quarter of 2010 through a combination of bulk sales and individual workouts, recording a provision for loan losses of $131.3 million and net charge-offs of $159.3 million.
SIGNIFICANT DEVELOPMENTS IN 2009 AND 2008
Goodwill Impairment Charges
Citizens recorded a non-cash goodwill impairment charge of $256.3 million against the goodwill allocated to Regional Banking (which had no impact on regulatory capital ratios or Citizens’ overall liquidity) in 2009 and a non-cash goodwill impairment charge of $178.1 million, representing the entire amount of goodwill previously allocated to Specialty Commercial in 2008. The goodwill impairment charges were not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios and did not adversely affect Citizens’ overall liquidity position. For more information regarding these goodwill impairment charges, see the “Goodwill” headings under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and — Financial Condition” as well as Note 6 to the Consolidated Financial Statements.

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
RESULTS OF OPERATIONS
NET INTEREST INCOME
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the full years of 2010, 2009, and 2008 is presented below.

Average Balances/Net Interest Income/Average Rates

	2010			2009			2008
Year Ended December 31	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$605,217	$1,501	0.25%	$502,584	$1,257	0.25%	$38,993	$374	0.96%
Investment securities (3):
Taxable	1,901,195	72,545	3.82	1,571,960	73,796	4.69	1,412,012	73,566	5.21
Tax-exempt	366,044	16,035	6.74	585,036	25,074	6.59	640,330	27,771	6.67
FHLB and Federal Reserve stock	154,959	3,776	2.44	152,762	4,216	2.76	147,585	7,211	4.89
Portfolio Loans (4):
Commercial and industrial	1,728,712	81,069	4.80	2,183,525	100,573	4.70	2,587,687	140,008	5.50
Commercial real estate	2,631,901	139,307	5.30	2,905,011	153,921	5.30	3,079,603	198,364	6.44
Residential mortgage	867,500	43,862	5.06	1,135,289	57,121	5.03	1,319,198	80,607	6.11
Direct consumer	1,133,691	68,794	6.07	1,313,718	79,581	6.06	1,457,842	98,150	6.73
Indirect consumer	813,845	55,629	6.84	811,844	55,144	6.79	830,377	56,068	6.75

Total portfolio loans	7,175,649	388,661	5.44	8,349,387	446,340	5.37	9,274,707	573,197	6.21
Loans held for sale (4)	69,705	1,926	2.76	75,485	2,727	3.61	87,327	2,780	3.18

Total earning assets	10,272,769	484,444	4.82	11,237,214	553,410	5.06	11,600,954	684,899	6.05
Nonearning Assets
Cash and due from banks	163,203			158,568			195,012
Bank premises and equipment	107,382			114,667			119,228
Investment security
fair value adjustment	54,451			19,725			5,463
Other nonearning assets	725,101			900,810			1,177,791
Assets of discontinued operations	108,615			356,141			329,933
Allowance for loan losses	(325,844)			(304,016)			(186,828)

Total assets	$11,105,677			$12,483,109			$13,241,553

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand	1,008,871	2,741	0.27	929,152	3,958	0.43	725,305	4,701	0.65
Savings deposits	2,561,596	15,785	0.62	2,521,100	19,661	0.78	2,475,644	42,856	1.73
Time deposits	3,405,281	80,000	2.35	3,867,946	127,892	3.31	4,060,786	163,488	4.03
Short-term borrowings	36,744	80	0.22	51,291	193	0.38	305,047	7,944	2.60
Long-term debt	1,280,839	56,774	4.43	1,904,455	91,257	4.79	2,520,604	122,871	4.87

Total interest-bearing liabilities	8,293,331	155,380	1.87	9,273,944	242,961	2.62	10,087,386	341,860	3.39
Noninterest-Bearing Liabilities and Shareholders’ Equity	1,306,881
Noninterest-bearing demand				1,191,478			1,089,948
Other liabilities	146,669			155,401			127,170
Liabilities of discontinued operations	128,851			417,553			378,635
Shareholders’ equity	1,229,945			1,444,733			1,558,414

Total liabilities and shareholders’ equity	$11,105,677			$12,483,109			$13,241,553

Net Interest Income		$329,064			$310,449			$343,039

Interest Spread (5)			2.95			2.44			2.66
Contribution of noninterest bearing sources of funds			0.36			0.46			0.44

Net Interest Margin (5)(6)			3.31%			2.90%			3.10%

(1)	Interest income is shown on an unadjusted basis and therefore does not include taxable equivalent adjustments.

(2)	Average rates include taxable equivalent adjustments to interest income of $10.6 million, $15.6 million, and $17.4 million for the years ended December 31, 2010, 2009, and 2008, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Because noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
2010 compared with 2009
The increase in net interest margin over 2009 was primarily the result of expanding commercial and consumer loan spreads, declining deposit costs, reductions in high-cost funding, and wholesale funding repricing to lower fixed rates, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities and money market investments. The increase in net interest income was primarily the result of the higher net interest margin, partially offset by decreases in average earning assets. The decreases in average earning assets were due to weak loan demand in the current Midwest economic environment and the effects of the accelerated problem asset resolution initiatives undertaken in 2010, partially offset by increases in investment securities and money market investments.
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
Analysis of Changes in Interest Income and Interest Expense

	2010 Compared to 2009			2009 Compared to 2008
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$244	$(11)	$255	$883	$(467)	$1,350
Investment securities:
Taxable	(1,251)	(15,179)	13,928	230	(7,663)	7,893
Tax-exempt	(9,039)	543	(9,582)	(2,697)	(324)	(2,373)
FHLB and Federal Reserve stock	(440)	(500)	60	(2,995)	(3,240)	245
Loans:
Commercial and industrial	(19,504)	1,794	(21,298)	(39,435)	(19,051)	(20,384)
Commercial real estate	(14,614)	(158)	(14,456)	(44,443)	(33,553)	(10,890)
Residential mortgage	(13,259)	279	(13,538)	(23,486)	(13,124)	(10,362)
Direct consumer	(10,787)	137	(10,924)	(18,569)	(9,220)	(9,349)
Indirect consumer	485	349	136	(924)	443	(1,367)

Total portfolio loans	(57,679)	2,401	(60,080)	(126,857)	(74,505)	(52,352)
Loans held for sale	(801)	(604)	(197)	(53)	349	(402)

Total	(68,966)	(13,350)	(55,616)	(131,489)	(85,850)	(45,639)

Interest Expense on Interest Bearing Liabilities:
Deposits:
Interest-bearing demand	(1,217)	(1,533)	316	(743)	(1,853)	1,110
Savings	(3,876)	(4,187)	311	(23,195)	(23,964)	769
Time	(47,892)	(33,889)	(14,003)	(35,596)	(28,032)	(7,564)
Short-term borrowings	(113)	(68)	(45)	(7,751)	(3,924)	(3,827)
Long-term debt	(34,483)	(6,424)	(28,059)	(31,614)	(1,744)	(29,870)

Total	(87,581)	(46,101)	(41,480)	(98,899)	(59,517)	(39,382)

Net Interest Income	$18,615	$32,751	$(14,136)	$(32,590)	$(26,333)	$(6,257)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
2010 compared with 2009
The increase in net interest income reflects rate variances that were favorable in the aggregate and volume variances that were unfavorable in the aggregate. The favorable rate variance was primarily the result of liabilities repricing to lower rates as a result of lower market interest rates in 2010 and reduced deposit price competition and expanding commercial and consumer loan spreads, partially offset by lower market interest rates for investment securities. The unfavorable volume variance was primarily due to weak customer demand from credit worthy clients in all loan categories and the effects of the accelerated problem asset resolution initiatives undertaken in 2010, partially offset by an increase in the investment securities and money market investment portfolios and a decrease in brokered time deposits and long-term debt.

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
PROVISION FOR LOAN LOSSES
After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated each quarter as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The increases in the provision for loan losses for 2010 as compared with 2009 was primarily due to the additional charge-offs related to the bulk sales and individual workouts of nonperforming commercial and residential mortgage loans during 2010 as well as the incremental risk allocated allowance recorded during the fourth quarter of 2010. The increase in 2009 as compared with 2008 was primarily a result of higher net charge-offs, and the continued migration of commercial real estate and residential mortgage loans to nonperforming status during 2009. This migration, and evaluation of the underlying collateral supporting these loans, caused an increase in the allowance for loan losses due to the higher likelihood that portions of these loans may eventually be charged-off. See “ — Critical Accounting Policies — Allowance for Loan Losses” and “ — Allowance for Loan Losses” for a discussion of the calculation of the allowance and the related methodology.
NONINTEREST INCOME
An analysis of the components of noninterest income is presented in the table below.
Noninterest Income

	Year Ended December 31,			$ Change		% Change
(in thousands)	2010	2009	2008	2010-2009	2009-2008	2010-2009	2009-2008

Service charges on deposit accounts	$40,336	$42,116	$45,623	$(1,780)	$(3,507)	(4.2)%	(7.7)%
Trust fees	15,603	14,784	17,697	819	(2,913)	5.5	(16.5)
Mortgage and other loan income	10,486	12,393	11,315	(1,907)	1,078	(15.4)	9.5
Brokerage and investment fees	4,579	5,194	6,866	(615)	(1,672)	(11.8)	(24.4)
ATM network user fees	7,057	6,283	6,023	774	260	12.3	4.3
Bankcard fees	8,859	7,714	7,212	1,145	502	14.8	7.0
Net loss on loans held for sale	(20,617)	(20,086)	(9,373)	(531)	(10,713)	(2.6)	(114.3)
Net loss on debt extinguishment	—	(15,929)	—	15,929	(15,929)	N/M	N/M
Investment securities gains (losses)	13,896	5	(1)	13,891	6	N/M	N/M
Other income	14,460	10,659	11,215	3,801	(556)	35.7	(5.0)

Total noninterest income	$94,659	$63,133	$96,577	$31,526	$(33,444)	49.9	(34.6)

N/M	— Not meaningful
2010 compared with 2009
The increase in noninterest income was primarily due to higher gains on investment securities and the net loss on debt extinguishment in connection with the Exchange Offers completed in 2009, partially offset by lower service charges on deposit accounts and lower mortgage and other loan income. The decrease in mortgage and other loan income was primarily the result of lower residential mortgage origination volume while the decrease in service charges on deposit accounts was primarily the result of lower customer transaction volume along with the impact of Reg E implementation which occurred in the second half of 2010. Regulation E, requires that banks receive permission (“opt-in”) from consumers before they can charge a fee for overdrawing their account when they make withdrawals using an ATM card, or use their debit card (check card) for one-time purchases. Citizens received consent from a majority of clients with little negative impact. The increase in other income was primarily the result of higher swap income recognition.

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
NONINTEREST EXPENSE
An analysis of the components of noninterest expense is presented in the table below.
Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(in thousands)	2010	2009	2008	2010-2009	2009-2008	2010-2009	2009-2008

Salaries and employee benefits	$126,384	$135,389	$153,176	$(9,005)	$(17,787)	(6.7)%	(11.6)%
Occupancy	26,963	26,723	27,422	240	(699)	0.9	(2.5)
Professional services	10,550	11,877	15,013	(1,327)	(3,136)	(11.2)	(20.9)
Equipment	12,482	11,714	12,633	768	(919)	6.6	(7.3)
Data processing services	18,734	17,692	16,197	1,042	1,495	5.9	9.2
Advertising and public relations	6,530	7,113	5,857	(583)	1,256	(8.2)	21.4
Postage and delivery	4,571	5,525	6,960	(954)	(1,435)	(17.3)	(20.6)
Other loan expenses	20,311	24,553	13,297	(4,242)	11,256	(17.3)	84.7
Losses on other real estate (ORE)	13,438	23,312	8,098	(9,874)	15,214	(42.4)	N/M
ORE expenses	4,970	4,389	2,944	581	1,445	13.2	49.1
Intangible asset amortization	3,923	7,036	9,132	(3,113)	(2,096)	(44.2)	(23.0)
Goodwill impairment	—	256,272	178,089	(256,272)	78,183	N/M	43.9
Other expense	58,231	53,544	33,494	4,687	20,050	8.8	59.9

Total noninterest expense	$307,087	$585,139	$482,312	$(278,052)	$102,827	(47.5)	21.3

Memo: NIE without Goodwill impact	$307,087	$328,867	$304,223	$(21,780)	$24,644	(6.6)	8.1

N/M	— Not meaningful
2010 compared with 2009
The decrease in noninterest expense was primarily the result of the goodwill impairment charge in 2009, lower losses on other real estate, lower salaries and employee benefits, lower other loan expenses, lower intangible asset amortization, and lower professional services partially offset by an increase in other expense and data processing services. The decline in losses on other real estate was primarily the result of fewer writedowns compared to 2009 to reflect fair-value declines for the underlying collateral. The decline in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in the third quarter of 2009. Lower other loan expense was primarily the result of lower origination volume and foreclosure-related expenses. The decrease in intangible asset amortization is directly related to core deposit assets becoming fully amortized during the second quarter of 2009. The decline in professional services was primarily the result of various expense management initiatives implemented throughout the Corporation. Other expense increased primarily due to higher overall FDIC insurance. Data processing fees increased as a result of a conversion to remote capture of item processing.
2009 compared with 2008
The increase in noninterest expense was primarily the result of a higher goodwill impairment charge, as well as higher other expense, losses on other real estate, and other loan expenses, partially offset by lower salaries and employee benefits, as well as a net decline in all other noninterest expense categories. The increase in other expense was primarily the result of an increase in FDIC insurance premiums due to an industry-wide rate increase and special assessment. The increase in losses on other real estate was primarily the result of mark-to-market charges related to additional declines in market values on the ORE assets. The increase in other loan expense was primarily the result of higher foreclosure expenses associated with repossessing collateral underlying commercial and residential real estate loans. The decrease in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in 2009. The net decline in all other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.
FDIC insurance premiums
In December 2008, the FDIC increased the assessment rate for all insured institutions by seven cents for every $100 of qualifying deposits in order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund. This increase was included in Citizens’ 2009 noninterest expense. Beginning April 1, 2009, additional rule changes required institutions, including Citizens, to pay their premiums using a risk-weighted factor. As a result, Citizens’ 2009 FDIC insurance premium increased again and this methodology is likely to further increase future insurance premiums.
Additionally, on May 22, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of five cents for every $100 of Citizens assets less Tier 1 capital at June 30, 2009, which was payable on September 30, 2009. Citizens recorded $5.5 million for the assessment during 2009.
On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule as mandated by the Dodd-Frank Act finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule would, in aggregate, increase the share of assessments paid by large institutions. The final rule also creates a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.
FEDERAL AND STATE INCOME TAXES
Citizens recorded an income tax expense of $12.9 million for 2010 compared with a tax benefit of $30.0 million for 2009 and expense of $71.0 million in 2008. The increase in the tax expense from 2009 was primarily the result of alternative minimum tax calculations. The decrease in the 2009 expense from 2008 was primarily the result of establishing the valuation allowance against deferred tax assets during the fourth quarter of 2008 as well as recognizing the tax impact of changes in other comprehensive income during 2009. The effective tax rate, computed by dividing the provision for income taxes by income before taxes, was (4.65%) in 2010, compared with 5.53% in 2009, and (21.93%) in 2008. Variances were primarily due to the relationships between the pre-tax losses as well as the adjustments for the valuation allowance and the goodwill impairment charges.
As of December 31, 2010, Citizens maintained a $292.9 million valuation allowance. Despite the valuation allowance, these assets remain available to potentially offset future taxable income. The deferred tax asset is analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. In making such judgments, significant weight is given to evidence that can be objectively verified. Citizens analyzes changes in near -term market conditions and considers both positive and negative evidence as well as other factors which may impact future operating results in making the decision to adjust the valuation allowance.
During 2009, we incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.7 million on the amount of certain loss carryforwards that may be used.
For further discussion of federal and state income taxes, see Note 13 to the Consolidated Financial Statements.

LINE OF BUSINESS RESULTS
Net (loss) income by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 15 to the Consolidated Financial Statements. Certain amounts have been revised retrospectively for discontinued operations.
Net (Loss) Income by Line of Business

(in thousands)	2010	2009	2008

Regional Banking	$(10,299)	$(160,676)	$17,379
Specialty Consumer	(58,880)	(66,336)	(35,644)
Specialty Commercial	(98,990)	(70,880)	(174,030)
Wealth Management	3,142	2,592	449
Other	(124,077)	(210,444)	(202,781)

Net loss	$(289,104)	$(505,744)	$(394,627)

2010 compared with 2009
The net loss for Regional Banking decreased in 2010 primarily due to the goodwill charge taken in 2009 not recurring in 2010. Net interest income decreased due to the decrease in loan portfolio and the lower interest rate environment in 2010, while the increased provision for loan losses reflects the continuing stress in the commercial and industrial portfolio.
Net losses for Specialty Consumer decreased in 2010 primarily due to the increase in net interest income and lower noninterest expenses. Net interest income increased due to lower funding costs. The decrease in noninterest expenses was a result of lower losses on the sales of properties.
Net losses for Specialty Commercial increased in 2010 primarily due to the increase in the provision for loan losses. The provision for loan losses reflects additional losses incurred related to the accelerated nonperforming loan resolution program.
Net income for Wealth Management increased in 2010 primarily as a result of the increase in trust fees. That increase was a result of an increase in average market valuations for assets under administration, which were $2.3 billion at December 31, 2010, an increase of $0.2 billion over December 31, 2009.
Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the Holding Company; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business. Net losses for the Other line of business for 2010 decreased primarily as a result of higher net interest income and higher noninterest income. The increase in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The increase in noninterest income was primarily the result of the net gain on the investment securities sales. The income tax provision decreased in 2010 primarily due to changes in categories of income such as other comprehensive income.

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
Net losses for Specialty Consumer increased primarily as the result of lower net interest income, higher provision for loan losses, and higher noninterest expense. The decrease in net interest income was primarily the result of lower residential mortgage loan balances as this portfolio is primarily in a runoff pattern as over 90% of new origination were sold into the secondary market during 2009. The increase in the loan loss provision was due to higher nonperforming residential mortgage loan levels throughout 2009. The increase in noninterest expense was primarily the result of higher expenses related to ORE properties.
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
FINANCIAL CONDITION
TOTAL ASSETS
Total assets at December 31, 2010 were $10.0 billion, a decrease of $2.0 billion or 16.5% from December 31, 2009. The decline was primarily due to the sale of F&M during 2010 and reductions in total portfolio loans as a result of the accelerated resolution of problem assets, customer loan paydowns, loan charge-offs and weak customer demand.
MONEY MARKET INVESTMENTS AND INVESTMENT SECURITIES
Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest rate risk and maximizing return. Interest-bearing deposits with banks decreased $107.3 million in 2010. On October 6, 2008 the Federal Reserve announced that it would pay interest on required and excess reserve balances at rates close to the targeted federal funds rates. Citizens has chosen to utilize this program while adverse conditions exist in the credit markets. Securities are classified as available for sale or held to maturity and as of December 31, 2010, 81.2% of the securities in Citizens’ investment securities portfolio were classified as available for sale. A summary of investment securities balances at December 31, 2010, 2009 and 2008 is provided below.

Investment Securities

	December 31,
(in thousands)	2010	2009	2008

Securities available for sale, at fair value
Federal agencies	$5,557	$138,644	$246,769
Collaterized mortgage obligations	599,264	382,943	422,620
Mortgage-backed	1,259,131	1,093,598	895,380
State and municipal	183,584	443,663	528,069
Other	1,992	17,946	7,595

Total available for sale	2,049,528	2,076,794	2,100,433

Securities held to maturity, at amortized cost
Mortgage-backed	363,427	—	—
State and municipal	111,405	114,249	115,757

Total held to maturity	474,832	114,249	115,757

Total investment securities	$2,524,360	$2,191,043	$2,216,190

The increase in investment securities at December 31, 2010 over December 31, 2009 was primarily due to reinvesting a portion of the loan portfolio paydowns. Citizens substantially improved the risk profile of its investment securities portfolio during 2010 by reducing sponsored agency securities, municipal securities, and other mortgage-backed securities and increasing GNMA securities. Total investment securities at December 31, 2009 were essentially unchanged from December 31, 2008.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2010, the whole loan CMOs had a market value of $177.3 million with gross unrealized losses of $5.2 million. Citizens performs a thorough credit review on a quarterly basis on the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2010 credit review demonstrated continued strength and no material degradation to the holdings. Additionally, Citizens determined there is no other-than-temporary impairment on the entire investment portfolio at December 31, 2010.
Maturities and average yields of investment securities at December 31, 2010 are presented in the table below.

Maturity Distribution of Investment Securities Portfolio (1)

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
December 31, 2010		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale, at fair value (2)
Federal agencies(3)	$5,557	5.31%	$—	—%	$—	—%	$—	—%	$5,557	5.31%
Collateralized mortgage obligations (3)	13,538	4.75	504,050	3.58	81,446	3.33	230	5.91	599,264	3.57
Mortgage-backed(3)	33,465	4.78	482,131	4.52	731,241	3.36	12,294	4.35	1,259,131	3.84
State and municipal(4)	25,904	4.83	33,815	4.66	75,570	4.31	48,295	3.93	183,584	6.58
Other	1,637	1.00	—	—	—	—	355	3.80	1,992	1.50

Total securities available for sale	$80,101	4.75	$1,019,996	4.05	$888,257	3.44	$61,174	4.02	$2,049,528	4.01

Securities held to maturity, at amortized cost (2)
Mortgage-backed(3)	$—	—%	$—	—%	$41,481	3.75%	$321,946	3.72%	$363,427	3.72%
State and municipal(4)	2,781	4.16	1,510	4.03	56,873	4.08	50,241	4.10	111,405	6.20

Total securities held to maturity	$2,781	4.16	$1,510	4.03	$98,354	3.94	$372,187	3.77	$474,832	3.81

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.

(2)	Yields are based on amortized cost.

(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.

(4)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.
As of December 31, 2010, the estimated aggregate fair value of the investment securities portfolio was $26.0 million above amortized cost, consisting of gross unrealized gains of $44.4 million and gross unrealized losses of $18.4 million. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 3 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.
LOAN PORTFOLIO
Citizens primarily extends credit within its local markets in Michigan, Wisconsin, and Ohio. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry, with no concentration within a single industry that exceeds 10% of total portfolio loans. Citizens has minimal loans to foreign debtors and does not actively solicit nationally syndicated loans or participate in highly leveraged transactions. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer. See “—Underwriting” for a discussion of Citizens’ underwriting policies and practices.
Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial and industrial, commercial real estate, and real estate construction loans at December 31, 2010 are presented below.

Portfolio Loans

(in millions)	2010	2009	2008	2007	2006

Portfolio Loans Outstanding at December 31
Commercial and industrial	$1,474.2	$1,921.8	$2,541.0	$2,487.3	$1,921.4
Commercial real estate	2,120.8	2,811.5	2,947.0	3,067.2	3,154.5

Total commercial	3,595.0	4,733.3	5,488.0	5,554.5	5,075.9
Residential mortgage	756.2	1,025.2	1,248.6	1,428.3	1,523.5
Direct consumer	1,045.5	1,224.2	1,406.1	1,520.0	1,691.6
Indirect consumer	819.9	805.2	820.5	829.4	840.6

Total portfolio loans	$6,216.6	$7,787.9	$8,963.2	$9,332.2	$9,131.6

Commercial Loan Maturities and Interest Rate Sensitivity at December 31, 2010

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial and industrial	$467.4	$869.1	$137.7	$1,474.2
Commercial real estate	747.0	1,145.4	228.4	2,120.8

Total commercial	$1,214.4	$2,014.5	$366.1	$3,595.0

Loans above:
With floating interest rates	$762.7	$1,290.0	$256.9	$2,309.7
With predetermined interest rates	451.7	724.5	109.2	1,285.3

Total	$1,214.4	$2,014.5	$366.1	$3,595.0

Decreases in all categories comprising total portfolio loans from December 31, 2009 reflect the efforts of the accelerated problem asset resolution initiatives undertaken during 2010, continued weak customer demand from credit-worthy clients, paydowns as a result of normal client activity, charge-offs, and the transfer of nonperforming residential mortgage loans to loans held for sale in 2010 that were subsequently sold.
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
Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi -unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.
Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens, with approximately 34% of the portfolio located in southeast Michigan and 18% located in Ohio. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, the Corporation avoids financing single- purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2010, approximately 37% of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The credit performance of loans secured by commercial income producing properties has recently been negatively affected by tenant losses and reduced rental rates contributing to the decline in values associated with the income producing loan portfolio. Citizens may suffer further losses in these segments if market conditions continue to deteriorate or do not improve and efforts to limit losses through execution of prudent workout strategies are unsuccessful.
Real Estate Construction. Loans in this classification are short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects, including owner-occupied. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, have prior successful project experience, and are well-capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Loans of this type are generally made to customers based in the Corporation’s markets in which the Corporation has a thorough knowledge of the local market economy. The credit risk associated with real estate construction loans is generally confined to specific geographic areas, but is also influenced by general economic conditions. These loans are considered to have higher risks than other real estate loans due to the inherent construction risk and their ultimate repayment being sensitive to interest rate changes, general economic conditions, absorption dynamics, and the availability of long-term financing. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. Sources of repayment for these types of loans may be pre-committed permanent take out loans from long-term lenders, residential mortgage financing, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained.
This portfolio has been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land hold, land development, and construction loan portfolios. Since January 1, 2007, Citizens no longer underwrites new commercial real estate construction, land hold and land development construction loans and is actively managing the remaining portfolio. However, Citizens underwrites new construction loans supporting owner-occupied projects where these loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.
Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of owner-occupied residential properties of which over 85% were located in Michigan and Ohio. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios.
In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 95% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2010, a total of $4.2 million in originated residential mortgage loans had characteristics (other than loan amount or new construction) that made them non-compliant with the underwriting standards of government-sponsored entities (“GSE”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), all of which loans were retained in the residential mortgage loan portfolio. These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believed offset the additional risks.
Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During 2010 and 2009, Citizens repurchased $2.2 million and $3.2 million of loans, respectively, pursuant to such provisions. Citizens recorded $3.8 million and $2.7 million in 2010 and 2009, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Residential Mortgage Loan Balances By Category

	December 31,
(in thousands)	2010	2009

Fixed rate	$249,301	$333,361
Adjustable rate	495,597	674,040
Construction	11,347	17,847

Total	$756,245	$1,025,248

Residential Mortgage Loan Origination Volume

(in thousands)	2010	2009

Fixed rate	$185,136	$290,504
Adjustable rate	7,368	2,399
Construction(1)	3,571	3,878

Total	$196,075	$296,781

(1)	All construction mortgages are retained by Citizens in the residential mortgage portfolio.
The credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in income during 2009 and 2010. The decline in the residential real estate values, particularly in Michigan and Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties has led to increased loss severity in this loan portfolio. Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to higher payment delinquencies and defaults. Continued declines in real estate values could lead to higher loss severity.
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
Loans held for sale are comprised of commercial real estate and residential mortgage loans. Held for sale loans at December 31, 2010 totaled $40.3 million, a decrease of $39.9 million or 49.7% from December 31, 2009. The decrease reflects a decline in commercial loans held for sale due to the sale of commercial real estate loans, customer paydowns, workout activities, writedowns to reflect market-value declines for the underlying collateral and transfers to ORE.
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
The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually, and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineates maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are twenty five years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards of FNMA, FHLMC and GNMA, which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At December 31, 2010 and 2009, the outstanding balance of these loans was $1.9 million or 0.3% and $4.0 million or 0.4% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of December 31, 2010, Citizens’ home equity portfolio totaled $855.6 million, and had an average loan size of $36,970 with average refreshed FICO score of 738. As of December 31, 2010, other direct installment loans totaled $189.9 million and had an average loan size of $18,560 with an average refreshed FICO score of 717.
Indirect consumer loans are originated throughout the Midwest through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of December 31, 2010, indirect consumer loans had an average loan size of $22,670 with an average refreshed FICO score of 732.
CREDIT RISK MANAGEMENT
Extending credit to businesses and consumers exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected under the original underwriting terms due to the inability or unwillingness of the borrower to repay the loan. Citizens lending policies and underwriting guidelines, discussed above, are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and oversight of financial performance. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer. Lending policies and guidelines are reviewed by credit administration and modified on an ongoing basis as conditions change and new credit products are offered. The commercial and industrial and commercial real estate credit administration policies include a two-tier loan rating system that incorporates probability of default and loss given default to estimate a borrower’s ability to repay and the strength of the collateral supporting their loan obligation. To strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Additionally, a reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potentially problematic loans. Citizens monitors its loans in an effort to proactively identify, manage, and mitigate any potential credit quality issues and losses.
The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. Citizens performs quarterly reviews of the non-watchlist commercial credit portfolio focusing on industry segments and asset classes that have or may be expected to experience stress due to economic conditions. This process seeks to validate each such credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios while strengthening these relationships and improving communication with these clients.

The Corporation maintains an independent loan review department that reviews the quality, trends, collectability and collateral margins within the loan portfolio. The loan review department validates the credit risk profile on a regular basis by sampling loans using criteria such as loan size, delinquency status, loan officer coverage and other factors. This process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors.
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
The following table illustrates the commercial loans on the watchlist at December 31, 2010, 2009, and 2008 that, while still accruing interest, may be at risk due to general economic conditions or changes in borrower’s financial status.
Commercial Watchlist
Accruing loans only

			December 31,
	2010		2009		2008
		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$21.5	76.35%	$24.8	68.99%	$18.5	41.08%
Land Development	18.7	53.66	86.7	83.66	47.7	37.39
Construction	33.2	32.05	63.5	35.68	74.8	28.50
Income Producing	444.5	37.96	521.4	34.44	400.7	25.81
Owner-Occupied	196.9	25.15	247.2	25.22	177.5	18.49

Total Commercial Real Estate	714.8	33.71	943.6	33.56	719.2	24.40
Commercial and Industrial	347.2	23.55	473.0	24.61	433.9	17.08

Total Watchlist Loans	$1,062.0	29.54	$1,416.6	29.93	$1,153.1	21.01

Watchlist credits as of December 31, 2010 declined $354.6 million from the previous year end, primarily due to the accelerated resolution of problem assets in 2010, along with a decrease in the level of new inflows. The increase in watchlist loans in 2009 from the previous year end was primarily the result of proactive commercial real estate downgrades as Citizens closely monitors borrowers’ repayment capacity in this environment and continued declines in commercial real estate values in Michigan and Northern Ohio.
The following table illustrates loans where the contractual payment is 30 to 89 days past due and interest is still accruing at December 31, 2010, 2009, and 2008. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

Delinquency Rates By Loan Portfolio
30 to 89 days past due

			December 31,
	2010		2009		2008
		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio

Land Hold	$2.2	7.90%	$0.6	1.56%	$3.9	8.69%
Land Development	0.2	0.62	4.7	4.56	4.9	3.89
Construction	0.5	0.45	1.7	0.95	27.3	10.38
Income Producing	20.7	1.76	40.8	2.70	76.7	4.94
Owner-Occupied	14.7	1.88	25.0	2.55	37.5	3.91

Total Commercial Real Estate	38.3	1.80	72.8	2.59	150.3	5.10
Commercial and Industrial	9.0	0.61	16.9	0.88	54.0	2.13

Total Commercial Loans	47.3	1.32	89.7	1.90	204.3	3.72

Residential Mortgage	15.4	2.03	22.0	2.14	38.8	3.10
Direct Consumer	22.4	2.14	26.5	2.16	25.0	1.78
Indirect Consumer	13.3	1.62	16.3	2.02	18.5	2.25

Total Consumer Loans	51.1	1.95	64.8	2.12	82.3	2.37

Total Delinquent Loans	$98.4	1.58	$154.5	1.98	$286.6	3.20

The decreases in total delinquencies were primarily the result of continued emphasis on proactively managing and resolving delinquent commercial and consumer loans.
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

Nonperforming Assets and Past Due Loans

			December 31,
(in thousands)	2010	2009	2008	2007	2006

Nonperforming Portfolio Loans (1)
Nonaccrual
Less than 30 days past due	$46,419	$89,235	$35,157	$8,062	$4,305
From 30 to 89 days past due	27,450	63,261	25,209	11,520	1,407
90 or more days past due	138,439	316,361	242,930	165,065	50,769

Total	212,308	468,857	303,296	184,647	56,481
Loans 90 days or more past due and still accruing	1,573	3,039	1,486	3,636	767
Restructured loans and still accruing	6,392	2,629	256	315	378

Total nonperforming portfolio loans	220,273	474,525	305,038	188,598	57,626
Nonperforming loans held for sale	24,073	65,189	74,938	21,676	22,846
Other repossessed assets acquired (ORAA)	42,216	54,394	57,938	40,360	20,160

Total nonperforming assets (2)	$286,562	$594,108	$437,914	$250,634	$100,632

Nonperforming loans as a percent of portfolio loans	3.54%	6.09%	3.40%	2.02%	0.63%
Nonperforming assets as a percent of portfolio loans plus ORAA (4)	4.55	7.50	4.81	2.65	1.09

Nonperforming assets as a percent of total assets (5)	2.88	5.12	3.44	1.90	0.74

Nonperforming Portfolio Loans by Type (1)(3)
Commercial and industrial	$59,830	$86,284	$66,275	$16,497	$8,578
Commercial real estate	121,120	236,551	162,125	110,159	14,915

Total commercial	180,950	322,835	228,400	126,656	23,493
Residential mortgage	23,936	126,509	59,238	46,333	27,486
Direct Consumer	14,108	22,551	14,785	13,552	5,837
Indirect Consumer	1,279	2,630	2,615	2,057	810

Total nonperforming portfolio loans	$220,273	$474,525	$305,038	$188,598	$57,626

(1)	Refer to Note 4 for a summary of interest income foregone on nonaccrual and restructured loans, as of December 31, 2010.

(2)	December 31, 2006 amounts include the following nonperforming asset balances acquired in the Republic merger: Less than 30 days past due and nonaccrual $0.6 million, from 30 to 89 days past due and nonaccrual $0.9 million, 90 days or more past due and nonaccrual $29.2 million, no 90 days or more past due and still accruing and no restructured loans, nonperforming held for sale $21.6 million, and other repossessed assets acquired $12.6 million.

(3)	December 31, 2006 amounts include the following nonperforming loan balances acquired in the Republic merger: Commercial $0.2 million, commercial real estate $8.4 million, residential mortgage $19.4 million, direct consumer $2.6 million, indirect consumer $0.1 million.

(4)	Other real estate assets acquired (“ORAA”) includes loans held for sale.

(5)	Total assets exclude assets from discontinued operations.
Nonperforming assets decreased in 2010 from the previous year end primarily due to our efforts to reduce overall problem asset levels and work through our stressed commercial real estate and residential mortgage portfolios.
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

Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonperforming loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At December 31, 2010, Citizens had $11.1 million of TDRs, 59.9% of which involved both reduced interest rate and term extensions and 40.1% of which involved only term extensions. Of the total TDRs, $6.5 million are considered impaired and carry a specific allocated reserve of $1.4 million and $4.6 million do not carry a specific allocated reserve. See Note 4 to the Consolidated Financial Statements in this report for information on impaired loans.
ALLOWANCE FOR LOAN LOSSES
A summary of Citizens’ loan loss experience for the past five years appears below.
Summary of Loan Loss Experience

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Allowance for loan losses at January 1	$338,940	$252,938	$161,635	$166,794	$111,886
Provision for loan losses	392,882	323,820	280,961	45,573	13,308
Charge-offs:
Commercial and industrial	54,015	59,311	23,671	4,633	3,462
Small business	7,375	4,525	3,065	1,490	999
Commercial real estate	233,056	123,247	112,478	27,194	2,826

Total commercial	294,446	187,083	139,214	33,317	7,287
Residential mortgage	110,928	18,964	24,438	5,064	1,638
Direct consumer	31,392	24,388	16,657	10,838	5,614
Indirect consumer	14,295	21,234	16,889	10,126	9,061

Total charge-offs	451,061	251,669	197,198	59,345	23,600

Recoveries:
Commercial and industrial	3,860	5,783	2,732	2,679	2,599
Small business	483	590	175	450	408
Commercial real estate	5,540	3,580	715	1,303	639

Total commercial	9,883	9,953	3,622	4,432	3,646
Residential mortgage	720	33	29	183	150
Direct consumer	1,877	1,537	1,667	1,688	1,359
Indirect consumer	2,790	2,328	2,222	2,310	2,342

Total recoveries	15,270	13,851	7,540	8,613	7,497

Net charge-offs	435,791	237,818	189,658	50,732	16,103

Allowance of acquired bank	—	—	—	—	57,703

Allowance for loan losses at December 31	$296,031	$338,940	$252,938	$161,635	$166,794

Allowance for losses on lending-related commitments — December 31	$1,933	$3,118	$3,836	$5,465	$6,046
Portfolio loans at year-end (1)	6,216,602	7,787,905	8,963,175	9,332,248	9,131,610
Average portfolio loans (1)	7,175,649	8,349,387	9,274,707	9,033,317	5,451,750
Allowance for loan losses as a percent of nonperforming loans	134.39%	71.43%	82.92%	85.70%	289.44%
Allowance for loan losses as a percent of portfolio loans at year-end	4.76	4.35	2.82	1.73	1.83
Net loans charged off as a percent of average portfolio loans	6.07	2.85	2.04	0.56	0.29

(1)	Balances exclude loans held for sale.
Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. The increase in net charge-offs for 2010 as compared with 2009 was primarily due to the additional charge-offs related to the bulk sales and individual workouts of nonperforming commercial and residential mortgage loans throughout 2010 as well as the incremental risk allocated allowance recorded during 2010. Citizens also began to experience higher losses in the income producing and owner-occupied portfolios during 2009, which represents a shift in the risk profile in Citizens’ commercial real estate portfolio that was consistent with the experience of other financial institutions.
The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. General deterioration in real estate values was a significant factor considered when establishing valuation allowances in the allowance for loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. During 2010, we further refined our allocation methodology which had virtually no impact on total allowance for loan losses. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. This methodology is discussed in “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements.
The ALLL as a percent of portfolio loans increased to 4.76% at December 31, 2010 from 4.35% at December 31, 2009 and 2.82% as of December 31, 2008. The ALLL decreased $42.9 million or 12.7% from December 31, 2009 to December 31, 2010. Net loans charged off as a percent of average portfolio loans at December 31, 2010 was 6.07%. The increase in charge-offs in 2010 was directly related to the resolution of certain problem assets through bulk sales and individual loan workouts. The ALLL is comprised of three parts: specific allocated, risk allocated, and general valuation. Nonperforming loans are reviewed under the specific allocated reserve for impairment analysis. Loss expectations are established based on specific impairment by loan. In an effort to reduce overall problem asset levels in 2010, Citizens resolved $466.2 million of problem assets in the fourth quarter of 2010 through a combination of bulk sales and individual workouts, reducing the nonperforming loans by 53.5% at December 31, 2010 from December 31, 2009. However, as a result of an incremental risk allocated allowance as well as other factors discussed in the risk allocated allowance below, loss reserves remain relatively stable.
The table below summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses (1)

	December 31,
	2010		2009		2008		2007		2006
		Related		Related		Related		Related		Related
(in millions)	ALLL	NPL(2)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)

Specific allocated allowance:
Commercial and industrial	$9.5	$43.5	$16.3	$65.2	$16.8	$49.0	$1.8	$2.7	$5.3	$13.7
Commercial real estate	23.5	98.4	29.6	208.3	23.1	141.6	16.1	49.6	2.3	7.0
Residential mortgage	1.1	5.4	6.9	30.9	—	—	—	—	—	—
Direct Consumer	0.1	1.2	—	—	—	—	—	—	—	—

Total specific allocated allowance	34.2	148.5	52.8	304.4	39.9	190.6	17.9	52.3	7.6	20.7
Risk allocated allowance:
Commercial and industrial	33.5	16.3	40.2	21.8	19.0	17.2	*	*	*	*
Commercial real estate (CRE)	99.1	22.7	116.4	27.6	91.7	20.6	*	*	*	*
Incremental risk allocated allowance — CRE	29.5	—	—	—	—	—	—	—	—	—

Total commercial	162.1	39.0	156.6	49.4	110.7	37.8	84.5	74.3	93.1	2.8
Residential mortgage	46.5	18.6	50.6	95.6	25.2	59.2	14.0	46.3	14.8	27.5
Direct Consumer	32.1	12.9	33.0	22.0	28.3	14.8	15.7	13.6	16.4	5.8
Indirect Consumer	16.6	1.3	39.5	3.1	35.9	2.6	23.6	2.1	25.5	0.8

Total risk allocated allowance	257.3	71.8	279.7	170.1	200.1	114.4	137.8	136.3	149.8	36.9

Total	291.5	220.3	332.5	474.5	240.0	305.0	155.7	188.6	157.4	57.6
General valuation allowances	4.5	—	6.4	—	12.9	—	5.9	—	9.4	—

Total	$296.0	$220.3	$338.9	$474.5	$252.9	$305.0	$161.6	$188.6	$166.8	$57.6

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	21.8%		25.0%		34.3%		65.5%		38.3%
Commercial real estate	23.9		14.2		16.3		32.5		32.7
Residential mortgage	20.7		22.4		—		—		—
Direct Consumer	11.0		—		—		—		—
Total specific allocated allowance	23.1		17.3		20.9		34.2		36.4
Risk allocated allowance:
Commercial and industrial	205.1		184.4		110.1		*		*
Commercial real estate (CRE)	436.4		421.9		446.6		*		*
Incremental risk allocated allowance — CRE	N/M		—		—		—		—
Total commercial	415.2		317.0		293.1		113.7		N/M
Residential mortgage	250.4		53.0		42.5		30.2		53.9
Direct Consumer	248.6		149.7		191.6		116.2		280.7
Indirect Consumer	N/M		N/M		N/M		N/M		N/M
Total risk allocated allowance	358.2		164.4		174.9		101.2		406.1
Total	134.4		71.4		82.9		85.7		289.4

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	2.3		2.2		0.8		*		*
Commercial real estate (CRE)	4.9		4.5		3.3		*		*

Incremental risk allocated allowance — CRE	N/M		—		—		—		—
Total commercial	4.7		3.5		2.1		1.5		1.8
Residential mortgage	6.2		5.1		2.0		1.0		1.0
Direct Consumer	3.1		2.7		2.0		1.0		1.0
Indirect Consumer	2.0		4.9		4.4		2.8		3.0
Total risk allocated allowance	4.2		3.7		2.3		1.5		1.6
Total allowance	4.8		4.4		2.8		1.7		1.8

N/M — Not Meaningful

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days past due and still accruing but classified as nonperforming.

(3)	The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.

(4)	Portfolio loans only include loan balances evaluated for risk allocated allowance.

*	Prior to March 31, 2008, Citizens’ methodology for calculating the allowance for loan loss combined the commercial and industrial and commercial real estate loan types. As such, Citizens does not have the appropriate level of detail to accurately segregate the risk allocated allowance for these loan types for December 31, 2007 and December 31, 2006.

The following is a discussion of the three components of the ALLL.
Total Allowance for Loan Losses. The decrease in the total allowance as of December 31, 2010 as compared to December 31, 2009 was primarily the result of an overall decrease in loan balances, the continuing stability in both portfolio and economic trends, as well as lower reserves identified for specific commercial loans. These decreases were partially offset by an incremental risk allocated allowance recorded in 2010 associated with the accelerated workout of commercial real estate loans.
The allowance as a percentage of nonperforming loans at December 31, 2010 increased from December 31, 2009 primarily as a result of loss reserves having remained relatively stable while nonperforming loans declined 53.5%, as described in the discussion of the risk allocated allowance below.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at December 31, 2010. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses and the net charge-offs.
Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDRs. The allowance allocated to non-performing commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals or broker’s price opinions are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values, underlying commercial loans, evidenced by refreshed appraisals, is reflected in the specific allocated allowance for commercial nonperforming loans.
The fair value of non-performing residential mortgage loans is based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured nonperforming residential loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.
The decrease in the specific allocated allowance in amount of nonperforming loans from December 31, 2009 was primarily the result of a decline in the balances of loans evaluated, partially offset by a decline in the fair value of the underlying collateral.
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
The risk allocated allowance decreased by $22.4 million or 8.0% from December 31, 2009. The decrease was primarily to the result of the decrease in the loan portfolio balances that are evaluated for this reserve. The risk allocated allowance did not decrease to the same extent as the portfolio balance, however, in light of other factors that affect the risk allocated allowance, such as credit metrics, delinquencies, the depressed real estate market and the accelerated workout of commercial real estate loans, that made it appropriate to maintain a higher proportionate allowance. This decrease was also partially offset by a $29.5 million incremental risk allocated allowance recorded in 2010 associated with the accelerated workout of commercial real estate loans.
General Valuation Allowance. The general valuation allowance is based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors. These factors could have a potentially negative impact on credit quality. Recognizing the inherent imprecision of any loan loss allocation model, management believes that the general valuation allowance at December 31, 2010 appropriately reflects probable inherent but undetected losses in the portfolio.

As discussed in “— Critical Accounting Policies”, nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan becomes 180 days past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due. In adhering to its policy, as the current fair values continued to decline based on current appraisals and efforts were accelerated to resolve problem assets, net charge-offs significantly increased in 2010 from the prior periods. Because of the significant increase in charge-offs in 2010, due to the factors mentioned above, the allowance for loan losses decreased in 2010.
Based on current conditions and expectations, Citizens believes that the ALLL is appropriate at December 31, 2010.
GOODWILL
Goodwill at December 31, 2010 was $318.2 million, unchanged from December 31, 2009. As a result of announcing the sale of F&M on January 29, 2010, Citizens performed an interim goodwill analysis during the first quarter of 2010 and concluded that there was no impairment. Goodwill was allocated to F&M based on the relative value of F&M’s regional banking equity compared with the total fair value of equity for the Regional Banking reporting unit. The analysis indicated that approximately 3.8% of the fair value of the Regional Banking reporting unit resided in the Iowa franchise as of January 1, 2010. Therefore, Citizens allocated $12.6 million of goodwill to discontinued operations. Citizens will continue to perform evaluations on an interim basis if events or circumstances indicate that impairment may exist. There can be no assurance that such tests will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets.
DEPOSITS
The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.
Average Deposits

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
(in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$1,306,881	—%	$1,191,478	—%	$1,089,948	—%
Interest-bearing demand deposits	1,008,871	0.27	929,152	0.43	725,305	0.65
Savings deposits	2,561,596	0.62	2,521,100	0.78	2,475,644	1.73
Time deposits	3,405,281	2.35	3,867,946	3.31	4,060,786	4.03

Total deposits	$8,282,629	1.19	$8,509,676	1.78	$8,351,683	2.53

The increase in noninterest-bearing demand and interest- bearing demand balances over 2009 was primarily the result of customers holding higher balances in transaction accounts due to changes in FDIC coverage thresholds and a lack of compelling alternative investments in the current low rate environment. Average time deposits declined due to a shift in funding mix from time deposits to savings accounts and a decrease in brokered balances. Savings deposit balances remained relatively unchanged, as the aforementioned shift in funding mix was offset by a reduction in brokered balances. The decrease in the average cost of the deposit portfolio resulted from the lower interest rate environment, partially offset by competitive deposit pricing pressures.
As of December 31, 2010, certificates of deposit of $100,000 or more accounted for approximately 14.7% of total deposits. The maturities of these deposits are summarized below.

Maturity of Time Certificates of Deposit of
$100,000 or more at December 31, 2010

(in thousands)

Three months or less	$175,544
After three but within six months	176,606
After six but within twelve months	199,585
After twelve months	585,581

Total	$1,137,316

Citizens gathers deposits from the local markets of the Bank and has used brokered deposits from time to time when cost effective. Time deposits greater than $100,000 decreased by $700.9 million at December 31, 2010 over the prior year-end primarily as a result of a planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits. The Corporation will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
BORROWED FUNDS
Short-term borrowings are comprised of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. Short-term borrowings totaled $42.3 million at December 31, 2010 compared with $39.8 million at December 31, 2009. The increase from December 31, 2009 was primarily the result of an increase in short-term repurchase agreements offset by a decrease in Treasury Tax and Loan borrowings. See Note 8 to the Consolidated Financial Statements for additional information on short-term borrowings.
Long-term debt is comprised of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $1.0 billion at December 31, 2010, compared with $1.5 billion at December 31, 2009. FHLB debt decreased $476.1 million or 36.5% to $0.8 billion at December 31, 2010, due to maturing advances not being replaced. During December 2010, $250.0 million in FHLB advances were restructured, resulting in a longer duration at lower interest rates. The average remaining term was extended to 4.5 years from 1.0 years and the average interest rate of that $250.0 million of advances was reduced from 4.90% to 2.78%. As of December 31, 2010, other borrowed funds decreased $4.2 million or 2.0% compared with December 31, 2009. See Note 9 to the Consolidated Financial Statements for additional information.
CAPITAL RESOURCES
Citizens continues to maintain a strong capital position which supports current needs and provides a sound foundation to support further expansion. Regulatory capital ratios for the Holding Company and the Bank have remained above the “well-capitalized” standards. The Corporation’s capital ratios for the past three years are presented below.

	Regulatory Minimum
	Adequately	Well-	December 31,
	Capitalized	Capitalized	2010	2009	2008

Risk based:
Tier 1 capital	4.00%	6.00%	12.11%	12.52%	12.21%
Total capital	8.00	10.00	13.51	13.93	14.49
Tier 1 Leverage	4.00	5.00	7.71	9.21	9.66
Shareholders’ equity at December 31, 2010 totaled $1.0 billion, a decrease of $319.3 million or 24.0% from December 31, 2009. The decrease was primarily the result of net losses incurred. Book value per common share at December 31, 2010 and 2009 was $1.85 and $2.69 respectively. The decrease in book value per common share from December 31, 2009 was primarily due to net losses incurred.

During 2010, the Holding Company did not purchase any shares of common stock pursuant to the Corporation’s share repurchase program and is not likely to do so for the foreseeable future. Information regarding the Corporation’s share repurchase program is set forth later in this report under Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2010. Refer to Notes to the Consolidated Financial Statements for further discussion of these contractual obligations.
Contractual Obligations

	Minimum Payments Due by Period
December 31, 2010		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Deposits without stated maturities(1)(2)	$4,887,092	$4,887,092	$—	$—	$—
Deposits with stated maturities(1)(2)	2,839,377	1,568,419	913,815	352,682	4,461
Fed funds purchased and securities sold under agreements to repurchase(1)	41,699	41,699	—	—	—
Other short-term borrowings(1)	620	620	—	—	—
FHLB borrowings(1)(2)	829,013	175,000	61,946	540,000	52,067
Other borrowed debt(1)(2)	104,134	—	—	61,625	42,509
Subordinated debt(1)(2)	91,717	—	17,266	—	74,451
Purchase obligations	122,038	50,286	56,602	12,728	2,422
Operating leases and non-cancelable contracts	28,759	5,879	9,753	5,289	7,838

Total	$8,944,449	$6,728,995	$1,059,382	$972,324	$183,748

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

(2)	This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.
At December 31, 2010, the Corporation’s liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $0.9 million. This liability represents an estimate of income taxes and other state taxes which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
Citizens has obligations not included in the above table under its retirement plans as described in Note 11 to the Consolidated Financial Statements. At December 31, 2010, the under funded status of the Cash Balance Pension Plan for Employees, the Retirement Health Plan and the Supplemental Pension Plans is recognized in the Corporation’s Consolidated Balance Sheet as an accrued liability. Citizens does not anticipate making a contribution to the defined benefit pension plan during calendar year 2011.
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
The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2010 and the notional amounts outstanding at December 31, 2009.
Off-Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
	December 31,	Less than			More than	December 31,
(in thousands)	2010	1 year	1-3 years	4-5 years	5 years	2009
Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$953,340	$593,472	$124,321	$94,547	$141,000	$1,334,690
Standby letters of credit	171,655	97,060	30,694	21,033	22,868	236,006
Commercial letters of credit	—	—	—	—	—	23
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	330,000	320,000	10,000	—	—	845,000
Customer initiated swaps and corresponding offsets	765,507	136,351	371,641	113,823	143,692	1,040,336

Total	$2,220,502	$1,146,883	$536,656	$229,403	$307,560	$3,456,055

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to extend credit at December 31, 2010 decreased from December 31, 2009 primarily as a result of the current economic climate and reduced customer demand.
Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. Standby letters of credit at December 31, 2010 decreased from December 31, 2009 primarily as a result of the current economic climate and reduced customer demand.
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
Refer to Notes 1 and 17 to the Consolidated Financial Statements for further discussion of derivative instruments.
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
At December 31, 2010, the unpaid principal balance of mortgage loans serviced for others was $315.6 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $1.5 million at December 31, 2010.
Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens through CB Wealth Management at December 31, 2010, in its fiduciary or agency capacity, were $2.3 billion.
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
Citizens manages liquidity at two levels. The first level is at the Holding Company. The second level is at the Bank. The management of liquidity at both levels is essential because the Holding Company and the Bank have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset Liability Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, Citizens conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Standard & Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009 and 2010. During 2010, at Citizens’ request, Standard & Poor’s discontinued rating Citizens as has Dominion Bond Rating Service. In the first quarter of 2011, Fitch Ratings lowered Citizens’ credit ratings. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Credit Ratings	Moody’s	Fitch Ratings

Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (ON)	CCC
	10/1/2009	2/4/2011

Short-term/Commercial Paper	NP (ON)	C
	10/1/2009	2/4/2011

Trust Preferred	Caa2 (ON)	C
	1/28/2010	2/4/2011

Citizens Bank
Certificate of Deposit	Ba3 (ON)	B-
	10/1/2009	2/4/2011

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. The Written Agreement, however, requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor any of its subsidiaries has paid any dividends. As of January 1, 2011, CB Wealth Management had the capacity to pay dividends of $5.9 million to the Holding Company without prior regulatory approval. During 2010, the Holding Company received $50.0 million in cash as a result of completing the sale of F&M. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s cash totaled $68.1 million as of December 31, 2010. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. Since January 1, 2009, the Holding Company contributed $174.0 million to Citizens Bank to bolster the Bank’s capital levels, including $100.0 million during 2010.
Discontinued operations are presented separately within the appropriate cash flow categories for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, discontinued operations provided cash of $10.7 million in operating activities, $312.4 million in investing activities and used $420.3 million in financing activities. The absence of cash flows from discontinued operations will not have a material impact on future liquidity and capital resources.
The primary source of liquidity for Citizens Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company.
Citizens maintains a strong liquidity position due to its on-balance sheet liquidity sources and very stable funding base comprised of approximately 78% deposits, 11% long-term debt, 10% equity, and 1% short-term liabilities. Citizens’ loan -to-deposit ratio, another measure of liquidity, continues to improve with levels of 80.5% and 91.6% at December 31, 2010 and December 31, 2009 respectively, as a result of the decrease in outstanding loans. Securities available-for-sale and money market investments can be sold for cash to provide additional liquidity, if necessary. The Written Agreement requires prior regulatory approval for Citizens and CB Wealth Management to incur, increase, or guarantee any debt. The restrictions on borrowing have not had a negative effect on liquidity and borrowings.
In the fall of 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) initiated the Temporary Liquidity Guarantee Program which, among other things, provided full FDIC deposit insurance coverage on noninterest-bearing transaction accounts and certain interest-bearing transaction accounts paying less than 0.5% interest per annum through its Transaction Account Guarantee Program (“TAGP”). Participation in TAGP was voluntary and if a depository institution joined the program in the fall of 2008 it was committed to the program through December 31, 2009 with subsequent voluntary extensions in six-month intervals. While Citizens joined the TAGP at its inception, due to its significant liquidity levels and the cost of continued participation, Citizens opted-out of the TAGP as of July 1, 2010. Citizens’ clients will continue to receive standard deposit insurance coverage through the FDIC’s general deposit insurance fund, which covers deposit balances up to $250,000 per depositor. In addition, from December 31, 2010 through December 31, 2012, customers’ noninterest-bearing transaction accounts will receive unlimited FDIC coverage as part of the Dodd-Frank Act.
In light of the net losses over the last several quarters, Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock. In addition, as of July 28, 2010, the Written Agreement now prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.7 million of cash annually, although such amounts will continue to accrue. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of December 31, 2010, the amount of the arrearage (including interest on interest) on the dividend payments of the TARP Preferred Stock is $15.4 million and the amount of the arrearage (including interest on interest) on the payments on the subordinated debt associated with the trust preferred securities is $4.9 million.
The Corporation’s long-term debt to equity ratio was 102.1% as of December 31, 2010 compared with 113.7% at December 31, 2009. Changes in deposit obligations and short-term and long-term debt during 2010 are further discussed in the sections titled “ — Deposits” and “ — Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.1 billion or 11.2% of total assets as of December 31, 2010 compared with $845.7 million or 7.4% of total assets at December 31, 2009. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with December 31, 2010 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
Citizens utilizes a net interest income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact to net interest income relative to a base case scenario of hypothetical changes in interest rates over the next 12 months. These simulations incorporate assumptions including prepayment speeds on various loan and investment assets, cash flows and maturities of financial instruments, market conditions, balance sheet growth and mix, pricing, client preferences, and Citizens’ financial capital plans. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment and as a result the model cannot perfectly forecast net interest income nor exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of balance sheet component and interest rate changes, and differences in client behavior, market conditions and management strategies, among other factors.
Net interest income simulations were performed as of December 31, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.7% and 1.4%, respectively, from what it would be if rates were to remain at December 31, 2010 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at December 31, 2010, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates compared to December 31, 2009. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of August 6, 2009, Citizens was in breach of these provisions, although none of the counterparties has taken action to enforce their rights thereunder. Further discussion of this and derivative instruments is included in Note 17 to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated by reference from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Republic Bancorp, Inc.

	December 31,
(in thousands, except share amounts)	2010	2009

Assets
Cash and due from banks	$127,585	$156,093
Money Market Investments	409,079	686,285
Investment Securities:
Securities available for sale, at fair value	2,049,528	2,076,794
Securities held to maturity, at amortized cost (fair value of $469,421 and $116,368, respectively)	474,832	114,249

Total investment securities	2,524,360	2,191,043
FHLB and Federal Reserve stock	143,873	155,084
Portfolio loans:
Commercial and industrial	1,474,227	1,921,755
Commercial real estate	2,120,735	2,811,539

Total commercial	3,594,962	4,733,294
Residential mortgage	756,245	1,025,248
Direct consumer	1,045,530	1,224,182
Indirect consumer	819,865	805,181

Total portfolio loans	6,216,602	7,787,905
Less: Allowance for loan losses	(296,031)	(338,940)

Net portfolio loans	5,920,571	7,448,965
Loans held for sale	40,347	80,219
Premises and equipment	104,714	110,703
Goodwill	318,150	318,150
Other intangible assets	10,454	14,378
Bank owned life insurance	217,757	220,190
Other assets	148,755	214,560
Assets of discontinued operations	—	335,961

Total assets	$9,965,645	$11,931,631

Liabilities
Noninterest-bearing deposits	$1,325,383	$1,288,303
Interest-bearing demand deposits	947,953	1,055,290
Savings deposits	2,600,750	2,460,114
Time deposits	2,852,748	3,697,056

Total deposits	7,726,834	8,500,763
Federal funds purchased and securities sold under agreements to repurchase	41,699	32,900
Other short-term borrowings	620	6,900
Other liabilities	152,072	124,718
Long-term debt	1,032,689	1,512,987
Liabilities of discontinued operations	—	422,327

Total liabilities	8,953,914	10,600,595
Shareholders’ Equity
Preferred stock — no par value:
Authorized — 5,000,000 shares; Issued and outstanding — 300,000 at 12/31/10 and 12/31/09, redemption value of $300 million	278,300	271,990
Common stock — no par value
Authorized — 1,050,000,000 shares at 12/31/10 and 12/31/09;
Issued and outstanding — 397,167,137 at 12/31/10 and 394,397,406 at 12/31/09	1,431,829	1,429,771
Retained deficit	(678,242)	(363,632)
Accumulated other comprehensive loss	(20,156)	(7,093)

Total shareholders’ equity	1,011,731	1,331,036

Total liabilities and shareholders’ equity	$9,965,645	$11,931,631

See notes to consolidated financial statements.

Consolidated Statements of Operations
Citizens Republic Bancorp, Inc.

(in thousands, except per share amounts)	2010	2009	2008

Interest Income
Interest and fees on loans	$390,587	$449,067	$575,977
Interest and dividends on investment securities:
Taxable	72,545	73,796	73,566
Tax-exempt	16,035	25,074	27,771
Dividends on FHLB and Federal Reserve stock	3,776	4,216	7,211
Money market investments	1,501	1,257	374

Total interest income	484,444	553,410	684,899

Interest Expense
Deposits	98,526	151,511	211,045
Short-term borrowings	80	193	7,944
Long-term debt	56,774	91,257	122,871

Total interest expense	155,380	242,961	341,860

Net Interest Income	329,064	310,449	343,039
Provision for loan losses	392,882	323,820	280,961

Net interest (loss) income after provision for loan losses	(63,818)	(13,371)	62,078

Noninterest Income
Service charges on deposit accounts	40,336	42,116	45,623
Trust fees	15,603	14,784	17,697
Mortgage and other loan income	10,486	12,393	11,315
Brokerage and investment fees	4,579	5,194	6,866
ATM network user fees	7,057	6,283	6,023
Bankcard fees	8,859	7,714	7,212
Net loss on loans held for sale	(20,617)	(20,086)	(9,373)
Net loss on debt extinguishment	—	(15,929)	—
Investment securities gains (losses)	13,896	5	(1)
Other income	14,460	10,659	11,215

Total noninterest income	94,659	63,133	96,577
Noninterest Expense
Salaries and employee benefits	126,384	135,389	153,176
Occupancy	26,963	26,723	27,422
Professional services	10,550	11,877	15,013
Equipment	12,482	11,714	12,633
Data processing services	18,734	17,692	16,197
Advertising and public relations	6,530	7,113	5,857
Postage and delivery	4,571	5,525	6,960
Other loan expenses	20,311	24,553	13,297
Losses on other real estate (ORE)	13,438	23,312	8,098
ORE expenses	4,970	4,389	2,944
Intangible asset amortization	3,923	7,036	9,132
Goodwill impairment	—	256,272	178,089
Other expense	58,231	53,544	33,494

Total noninterest expense	307,087	585,139	482,312

Loss from Continuing Operations Before Income Taxes	(276,246)	(535,377)	(323,657)
Income tax provision (benefit) from continuing operations	12,858	(29,633)	70,970

Loss from Continuing Operations	(289,104)	(505,744)	(394,627)
Discontinued operations:
(Loss) income from discontinued operations (net of income tax)	(3,821)	(8,469)	1,575

Net Loss	(292,925)	(514,213)	(393,052)
Deemed dividend on convertible preferred stock	—	—	(11,737)
Dividend on redeemable preferred stock	(21,685)	(19,777)	(227)

Net Loss Attributable to Common Shareholders	$(314,610)	$(533,990)	$(405,016)

Loss Per Share from Continuing Operations
Basic	$(0.79)	$(2.71)	$(4.32)
Diluted	(0.79)	(2.71)	(4.32)
(Loss) Income Per Share from Discontinued Operations
Basic	$(0.01)	$(0.04)	$0.02
Diluted	(0.01)	(0.04)	0.02
Net Loss Per Common Share:
Basic	$(0.80)	$(2.75)	$(4.30)
Diluted	(0.80)	(2.75)	(4.30)
Average Common Shares Outstanding:
Basic	393,921	193,833	94,156
Diluted	393,921	193,833	94,156
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp, Inc.

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands, except per share amounts)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance at January 1, 2008	$—	75,722	$975,446	$597,333	$5,101	$1,577,880
Comprehensive loss, net of tax:
Net loss				(393,052)		(393,052)
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale					(46,725)
Net unrealized gain on qualifying cash flow hedges					19,578
Net change in unrecognized pension and post retirement costs					(27,548)

Other comprehensive income total						(54,695)

Total comprehensive loss						(447,747)
Issuance of preferred stock (2,408 shares), net of costs of $6,221	114,161			—		114,161
Deemed dividend on convertible preferred stock	11,737			(11,737)		—
Conversion of preferred stock to common stock	(125,898)	30,096	125,898			—
Issuance of common stock, net of costs of $4,774		19,904	74,844			74,844
Issuance of redeemable preferred stock and warrant (300,000 shares)	265,861		34,139			300,000
Dividend on redeemable preferred stock	227			(227)		—
Proceeds from stock options exercised and restricted stock activity		307	66			66
Recognition of stock-based compensation			4,520			4,520
Cash dividends declared on common shares — $0.290 per share				(21,959)		(21,959)
Shares purchased for taxes	—	(32)	(444)			(444)

Balance at December 31, 2008	$266,088	125,997	$1,214,469	$170,358	$(49,594)	$1,601,321

Comprehensive loss, net of tax:
Net loss				(514,213)		(514,213)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of ($24,572)					45,626
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $3,478					(6,459)
Net change in unrecognized pension and post retirement costs, net of tax effect of ($1,795)					3,334

Other comprehensive income total						42,501

Total comprehensive loss						(471,712)
Exchange of subordinated debt and trust preferred stock for common stock, net of costs of $6,368		268,216	213,569			213,569
Dividends on redeemable preferred stock				(13,875)		(13,875)
Accretion of preferred stock discount	5,902			(5,902)		—
Proceeds from restricted stock activity		235	—			—
Recognition of stock-based compensation			1,803			1,803
Shares purchased for taxes		(51)	(70)			(70)

Balance — December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036

Comprehensive loss, net of tax:
Net loss				(292,925)		(292,925)
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale net of tax effect of $1,715					(8,311)
Net unrealized gain on securities transferred from available-for-sale to held-to-maturity, net of tax effect of ($912)					1,693
Amortization of unrealized gain on securities transferred to held-to-maturity, net of tax effect of $6					(12)
Net unrealized loss on qualifying cash flow hedges					(5,721)
Net change in unrecognized pension and post retirement costs					(712)

Other comprehensive total						(13,063)

Total comprehensive loss						(305,988)
Accretion of preferred stock discount	6,310			(6,310)		—
Accrued dividend on preferred stock				(15,375)		(15,375)
Proceeds from restricted stock activity		2,799	—			—
Recognition of stock-based compensation			2,086			2,086
Shares purchased for taxes		(29)	(28)			(28)

Balance — December 31, 2010	$278,300	397,167	$1,431,829	$(678,242)	$(20,156)	$1,011,731

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp, Inc.

	Year Ended December 31,
(in thousands)	2010	2009	2008

Operating Activities:
Net loss	$(292,925)	$(514,213)	$(393,052)
Less: (Loss) income from discontinued operations, net of income tax	(3,821)	(8,469)	1,575

Loss from continuing operations	(289,104)	(505,744)	(394,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	392,882	323,820	280,961
Goodwill impairment	—	256,272	178,089
Net increase in deferred tax asset valuation allowance	52,597	79,788	136,568
Net decrease in current and deferred income taxes	(24,357)	(94,616)	(55,697)
Depreciation and software amortization	12,215	12,026	11,273
Amortization of intangibles	3,923	7,036	9,132
Amortization and fair value adjustments of purchase accounting mark to market, net	(8,030)	(10,270)	(15,590)
Fair value adjustment on loans held for sale and other real estate	14,939	26,307	15,185
Discount accretion and amortization of issuance costs on long term debt	531	1,062	1,176
Net amortization (accretion) on investment securities	8,376	403	(4,412)
Investment securities (gains) losses	(13,896)	(5)	1
Net loss on debt extinguishment	—	15,929	—
Loans originated for sale	(193,313)	(292,575)	(271,393)
Proceeds from loans held for sale	192,122	302,892	318,980
Net gains from loan sales	(4,318)	(7,066)	(6,351)
Net loss on other real estate	1,399	2,653	2,068
Recognition of stock-based compensation expense	2,086	1,803	4,520
Restructure and merger related	—	—	(3,260)
Other	32,674	(6,093)	(12,907)
Discontinued operations, net	10,706	2,383	1,363

Net cash provided by operating activities	191,432	116,005	195,079
Investing Activities:
Net decrease (increase) in money market investments	277,206	(480,682)	(205,481)
Securities available-for-sale:
Proceeds from sales	417,582	1,945	3
Proceeds from maturities and payments	873,768	619,680	434,380
Purchases	(1,469,007)	(537,561)	(531,298)
Securities held-to-maturity:
Proceeds from maturities and payments	4,847	1,508	2,505
Purchases	(183,802)	—	(9,732)
Net decrease in loans and leases	1,125,985	879,692	70,136
Proceeds from sales of other real estate	53,542	43,347	31,476
Net increase in properties and equipment	(6,381)	(6,830)	(6,696)
Proceeds from sale of discontinued operations, net	35,369	—	—
Discontinued operations, net	312,402	11,330	(44,184)

Net cash provided (used) by investing activities	1,441,511	532,429	(258,891)
Financing Activities:
Net increase in demand and savings deposits	70,379	540,414	302,233
Net (decrease) increase in time deposits	(844,891)	(671,306)	390,173
Net increase (decrease) in short-term borrowings	2,519	(24,691)	(461,078)
Proceeds from issuance of long-term debt	—	—	1,550,000
Principal reductions in long-term debt	(476,134)	(475,191)	(2,304,065)
Proceeds from issuance of preferred redeemable stock and warrant	—	—	300,000
Net proceeds from issuance of common stock	—	—	74,844
Net proceeds from issuance of preferred convertible stock	—	—	114,161
Cash dividends paid on common stock	—	—	(21,959)
Cash dividends paid on preferred stock	—	(13,875)	—
Proceeds from stock options exercised and restricted stock activity	—	—	66
Shares acquired for retirement and purchased for taxes	(28)	(70)	(444)
Discontinued operations, net	(420,340)	(12,273)	50,472

Net cash used by financing activities	(1,668,495)	(656,992)	(5,597)

Net decrease in cash and due from banks	(35,552)	(8,558)	(69,409)
Cash and cash equivalents at beginning of period, continuing operations	156,093	163,499	217,808
Cash and cash equivalents at beginning of period, discontinued operations	7,044	8,196	23,296

Cash and due from banks at beginning of period	163,137	171,695	241,104

Cash and cash equivalents at end of period, continuing operations	127,585	156,093	163,499
Cash and cash equivalents at end of period, discontinued operations	—	7,044	8,196

Cash and due from banks at end of period	$127,585	$163,137	$171,695

Supplemental Cash Flow Information:
Interest paid	$154,288	$252,793	$349,304
Income tax refunds, net	(16,214)	(14,426)	(10,528)
Supplemental Disclosures of noncash items
Exchange of long-term debt for common stock	—	209,067	—
Exchange of subordinated debt and preferred stock for common stock	—	(219,937)	—
Loans transferred to other real estate owned	38,056	53,320	46,826
Loans transferred to held-for-sale	112,070	35,221	80,044
Held for sale loans transferred to other real estate	17,063	13,167	12,453
Deemed dividend on convertible preferred stock	—	—	11,737
Accrued dividend on redeembable preferred stock	15,375	—	—
Accretion of preferred stock discount	6,310	5,902	227
See notes to consolidated financial statements.

Citizens Republic Bancorp, Inc.
Notes To Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens was incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiary Citizens Bank. These services include deposit products, loan products, and other consumer -oriented financial services such as safe deposit and night depository facilities, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens also provides wealth management services through Citizens Bank Wealth Management, N.A. The Corporation is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Corporation. No material portion of the business of the Corporation is seasonal.
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
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively, as of December 31, 2010. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Generally, U.S. government and Federal agency securities are pledged as collateral under these financing arrangements and cannot be sold or re-pledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or requested to be returned to Citizens as deemed appropriate.
Investment Securities
At the time of purchase, securities are classified as held to maturity or available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using the effective yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. An investment is considered impaired if its fair value is less than its amortized cost. Impairment is considered temporary if there is no intent or requirement to sell the impaired security. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in investment securities gains (losses) in the consolidated statements of operations.
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
Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status if and when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.

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
Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.
The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans or restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of the loan loss projection models.
Based on internal credit rating, commercial and industrial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment on a loan -by-loan basis whereby an allowance is established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.
In January 2010, Citizens partially adopted new guidance which requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The adoption did not have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption did have a significant impact on Citizens’ credit disclosures. Refer to Note 4 for additional disclosures.
Loans Held for Sale
Loans that the Corporation has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. The fair value of commercial real estate loans held for sale is measured individually based on the fair value of the underlying collateral adjusted for management’s best estimate due to current market conditions. The fair value of residential mortgage loans originated for sale in the secondary market is based on individual purchase commitments or quoted prices for the same or similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral adjusted for management’s best estimate due to current market conditions. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred.

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
Impairment of goodwill is evaluated by reporting unit, which is the equivalent to Citizens’ lines of business. In Step 1 of the analysis, Citizens estimates the fair value of the reporting units using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined fair value of Citizens’

reporting units calculated in Step 1 and Citizens’ total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step (Step 2) of the goodwill impairment test is required for those reporting units that have goodwill to measure the amount of impairment, if any. In Step 2 of the test, Citizens estimates the fair value of a reporting unit’s assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing, which includes estimating the fair value of other implied intangibles. Any excess of this hypothetical purchase price over the fair value of the reporting unit’s net assets (excluding goodwill) represents the implied fair value of goodwill. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill, an impairment loss is charged to noninterest expense to reduce the carrying amount to the implied fair value. The writedown cannot exceed the carrying amount and goodwill cannot be adjusted upward for any subsequent reversal of previously recognized goodwill writedowns.
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
Pension and Postretirement Benefits
Citizens has recognized the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs that will be subsequently recognized as net periodic pension cost pursuant to Citizens’ accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost.
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
In January 2010, Citizens adopted new guidance that requires new disclosures and clarifies existing disclosure requirements about fair value measurement. The adoption had no significant impact on Citizens’ fair value disclosures. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.
Derivative Instruments
Citizens enters into derivative transactions from time to time to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Under the guidelines of ASC Topic 815, all derivative instruments are required to be carried at fair value on the balance sheet. Topic 815 also provides special hedge accounting provisions. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Topic 815. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
In January 2009, Citizens adopted new guidance to enhance required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Disclosures include objectives and strategies for using derivatives, quantitative disclosures about the fair value of, and gains and losses on, derivative instruments and disclosures about credit- risk-related contingent features in derivative instruments. Citizens records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Citizens has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Citizens may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The adoption had no impact on Citizens’ financial condition, results of operations, or liquidity. In July 2010, Citizens adopted new guidance that clarifies the type of embedded credit derivative(s) that are exempt from embedded derivative bifurcation requirements. The adoption had no impact on Citizens’ financial condition, results of operations or liquidity. For more information on derivative financial instruments and hedge accounting, see Note 17 to the Consolidated Financial Statements.
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
The Corporation utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if the result of step one is that the position is more likely than not to be sustained. Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement.
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
Stock-Based Compensation
The compensation cost for share based awards is recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. Forfeited and expired options and forfeited shares of restricted stock become available for future grants. Refer to Note 12 for additional disclosures.
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
Note 2. Pending Accounting Pronouncements
Accounting Standard Update (“ASU”)
Statements of Financial Accounting Standards (“SFAS”)
FASB ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures
about Troubled Debt Restructurings in Update No. 2010-20”
The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance). Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ disclosures about troubled debt restructurings.
FASB ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”
The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Citizens does not expect the adoption of ASU 2010-28 to have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”
The portion of this ASU that was effective in 2010 requires new disclosure requirements about activity that occurs during a reporting period. Disclosure requirements about activity that occurs during a reporting period are effective the first fiscal quarter beginning after December 15, 2010. Citizens does not expect the adoption of the portion of this ASU to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ credit disclosures.
FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”
The portion of this ASU not yet adopted by Citizens requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosures will not have a significant impact on Citizens’ fair value disclosures.
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2010				December 31, 2009
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$5,510	$5,557	$47	$—	$135,793	$138,644	$2,851	$—
Collateralized mortgage obligations	596,308	599,264	8,181	5,225	393,143	382,943	5,138	15,338
Mortgage-backed	1,232,571	1,259,131	30,661	4,101	1,061,015	1,093,598	33,791	1,208
State and municipal	181,719	183,584	3,188	1,323	432,795	443,663	11,544	676
Other	1,985	1,992	45	38	17,951	17,946	6	11

Total available for sale	$2,018,093	$2,049,528	$42,122	$10,687	$2,040,697	$2,076,794	$53,330	$17,233

Securities held to maturity:
Mortgage-backed(1)	$363,427	$356,652	$—	$6,775	$—	$—	$—	$—
State and municipal	111,405	112,769	2,269	905	114,249	116,368	2,531	412

Total held to maturity	$474,832	$469,421	$2,269	$7,680	$114,249	$116,368	$2,531	$412

FHLB and Federal Reserve stock	$143,873	$143,873	$—	$—	$155,084	$155,084	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.
Securities with amortized cost of $0.8 billion at December 31, 2010, and $1.1 billion at December 31, 2009 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2010 or 2009.
In December 2010, Citizens transferred certain mortgage-back securities from the available-for-sale to the held-to-maturity category. Management determined that it had both the ability to hold these investments and the intent to do so. The securities transferred had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $2.6 million will be amortized over the remaining life of the security as an adjustment of the yield.
The amortized cost, estimated fair value, and weighted average yields of debt securities by maturity at December 31, 2010 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules.

	December 31, 2010
	Amortized	Estimated Fair
(in thousands)	Cost	Value
Securities available for sale:
Federal agencies and state and municipal
Contractual maturity within one year	$31,089	$31,461
After one year through five years	32,954	33,815
After five years through ten years	74,359	75,570
After ten years	48,827	48,295

Subtotal	187,229	189,141
Collateralized mortgage obligations and mortgage-backed	1,828,879	1,858,395
Other	1,985	1,992

Total available for sale	$2,018,093	$2,049,528

Securities held to maturity:
State and municipal
Contractual maturity within one year	$2,781	$2,817
After one year through five years	1,510	1,567
After five years through ten years	56,873	58,535
After ten years	50,241	49,850

Subtotal	111,405	112,769
Mortgage-backed	363,427	356,652

Total held to maturity	$474,832	$469,421

A total of 229 securities had unrealized losses at December 31, 2010 compared with 239 securities at December 31, 2009. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$151,618	$2,417	$25,726	$2,808	$177,344	$5,225
Mortgage-backed	293,745	4,098	135	3	293,880	4,101
State and municipal	41,580	1,138	3,289	185	44,869	1,323
Other	—	—	102	38	102	38

Total available for sale	$486,943	$7,653	$29,252	$3,034	$516,195	$10,687

Securities held to maturity:
Mortgage-backed	$356,652	$6,775	$—	$—	$356,652	$6,775
State and municipal	32,082	905	—	—	32,082	905

Total held to maturity	$388,734	$7,680	$—	$—	$388,734	$7,680

	Less than 12 Months		More than 12 Months		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$51,983	$452	$146,024	$14,886	$198,007	$15,338
Mortgage-backed	109,134	1,202	251	6	109,385	1,208
State and municipal	29,055	401	9,323	275	38,378	676
Other	—	—	312	11	312	11

Total available for sale	$190,172	$2,055	$155,910	$15,178	$346,082	$17,233

Securities held to maturity:
State and municipal
Total held to maturity	$16,778	$284	$1,438	$128	$18,216	$412

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of December 31, 2010, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2010, the whole loan CMOs had a market value of $177.3 million with gross unrealized losses of $5.2 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2010 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at December 31, 2010.
For the year ending December 31, 2010, as part of its capital strategy Citizens sold $403.7 million of available for sale securities and recorded a net gain of $13.9 million. The proceeds from the sales were used to purchase GNMA securities which strengthened Citizens’ capital position by improving the risk profile of the investment portfolio. Citizens sold available for sale securities with proceeds of $1.9 million and recorded a loss of less than $0.1 million in 2009.
Note 4. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens primarily extends credit within the Midwestern states of Michigan, Wisconsin, Ohio, and Indiana. In Michigan, the primary market is concentrated in the Lower Peninsula with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. In Indiana, the sole office is located in Indianapolis. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
The majority of Citizens’ commercial real estate loans consist of mortgages on non-owner occupied properties. Those borrowers are involved in real estate business activities and the sources of repayment are dependent on the performance of the real estate market. In such cases, Citizens generally requires the borrower to have a proven record of success and to meet Citizens’ underwriting criteria for this type of credit risk. Citizens does not have a concentration in any single industry that exceeds 10% of total loans.
Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status if and when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired.

A summary of nonperforming assets by class of loans follows:

	December 31,
(in thousands)	2010	2009

Nonperforming portfolio loans:
Landhold	$3,250	$4,818
Land Development	3,070	950
Construction	7,472	25,237
Income Producing	62,021	121,457
Owner Occupied	42,826	83,439

Total commercial real estate	118,639	235,901
Commercial & industrial	47,508	71,184
Small Business	10,244	12,777

Total nonaccuring commercial loans	176,391	319,862

Residential mortgage	22,076	125,081
Direct consumer	12,562	21,293
Indirect consumer	1,279	2,621

Total nonaccruing consumer loans	35,917	148,995

Total nonaccrual loans	212,308	468,857
Loans 90 days or more past due and still accruing	1,573	3,039
Restructured loans and still accruing	6,392	2,629

Total nonperforming portfolio loans	220,273	474,525
Nonperforming loans held for sale	24,073	65,189
Other repossessed assets acquired	42,216	54,394

Total nonperforming assets	$286,562	$594,108

Citizens recognized $5.1 million of interest income on nonperforming loans during 2010. Had nonaccrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $9.0 million in 2010. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at December 31, 2010.
An age analysis of financing receivables, segregated by class, as of December 31, 2010 was as follows.

	Loans	Loans 90+
	Accruing	Days Past			Current
	30-89 Days	Due & Still	Non-Accruing	Total Past	Portfolio	Total Portfolio
(in thousands)	Past Due	Accruing	Loans	Due Loans	Loans	Loans

Land hold	$2,233	$—	$3,250	$5,483	$22,776	$28,259
Land development	216	—	3,070	3,286	31,514	34,800
Construction	464	—	7,472	7,936	95,751	103,687
Income producing	20,643	—	62,021	82,664	1,088,318	1,170,982
Owner-occupied	14,705	—	42,826	57,531	725,476	783,007

Total commercial real estate	38,261	—	118,639	156,900	1,963,835	2,120,735
Commercial and industrial	5,801	1,573	47,508	54,882	1,085,645	1,140,527
Small Business	3,257	—	10,244	13,501	320,199	333,700

Total commercial loans	47,319	1,573	176,391	225,283	3,369,679	3,594,962

Residential mortgage	15,389	—	22,076	37,465	718,780	756,245
Direct consumer	22,379	—	12,562	34,941	1,010,589	1,045,530
Indirect consumer	13,287	—	1,279	14,566	805,299	819,865

Total consumer loans	51,055	—	35,917	86,972	2,534,668	2,621,640

Total financing receivables	$98,374	$1,573	$212,308	$312,255	$5,904,347	$6,216,602

Impaired loans. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Cash collected on nonaccrual loans is generally applied to outstanding principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
A summary of impaired loans, segregated by class, as of December 31, 2010, are set forth in the following table.

	Unpaid
	Contractual	Recorded	Recorded			Average
	Principal	Investment with	Investment with	Total Recorded	Related	Recorded
(in thousands)	Balance	No Allowance	Allowance	Investment	Allowance	Investment

Nonaccrual loans (impaired)
Land Hold	$2,007	$—	$2,007	$2,007	$1,719	$2,882
Land Development	5,954	1,224	1,458	2,682	842	16,526
Construction	9,151	—	6,769	6,769	1,413	22,752
Income Producing	76,310	21,315	33,145	54,460	11,759	112,214
Owner-occupied	39,018	13,153	19,337	32,490	7,786	50,976

Total commercial real estate	132,440	35,692	62,716	98,408	23,519	205,350
Commercial and industrial	51,300	9,357	32,894	42,251	9,298	45,521
Small Business	1,272	445	809	1,254	173	714

Total commercial	185,012	45,494	96,419	141,913	32,990	251,585
Residential mortgage	5,196	—	5,196	5,196	1,079	5,129
Direct consumer	1,127	—	1,074	1,074	115	1,107

Total consumer loans	6,323	—	6,270	6,270	1,194	6,236

Total nonaccrual loans (impaired)	191,335	45,494	102,689	148,183	34,184	257,821

Accrual loans (impaired)
Residential Mortgage	162	—	162	162	31	163
Direct consumer	101	—	101	101	15	26

Total accrual loans (impaired)	263	—	263	263	46	189

Total	$191,598	$45,494	$102,952	$148,446	$34,230	$258,010

Credit Quality Indicators. Citizens categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Citizens analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million and non-homogeneous loans, such as commercial and industrial and commercial real estate loans. Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with Citizens’ credit policy. The Company uses the following definitions for risk ratings:
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans considered doubtful are evaluated for impairment as part of the specific allocated allowance.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, the risk category of loans by class is as follows.

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total

Land Hold	$3,611	$10,126	$12,803	$1,719	$28,259
Land Development	13,057	693	20,209	841	34,800
Construction	62,981	18,809	20,253	1,644	103,687
Income Producing	664,151	198,323	296,771	11,737	1,170,982
Owner Occupied	550,074	81,133	143,928	7,872	783,007

Total Commercial Real Estate	1,293,874	309,084	493,964	23,813	2,120,735
Commercial & Industrial	799,823	140,099	191,144	9,461	1,140,527
Small Business	280,697	23,483	28,994	526	333,700

Total	$2,374,394	$472,666	$714,102	$33,800	$3,594,962

For the residential and consumer loan class, Citizens evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010.

				Total
	Direct	Indirect	Residential	Consumer
(in thousands)	Consumer	Consumer	Mortgage	Loans

Performing	$1,031,430	$818,586	$732,309	$2,582,325
Nonperforming	14,100	1,279	23,936	39,315

Total	$1,045,530	$819,865	$756,245	$2,621,640

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. During 2010, we further refined our allocation methodology which had virtually no impact on total allowance for loan losses. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation allowance calculation. A summary of changes in the allowance for loan losses follows:

(in thousands)	2010	2009	2008

Allowance for loan losses — January 1	$338,940	$252,938	$161,635
Provision for loan losses	392,882	323,820	280,961
Charge-offs	(451,061)	(251,669)	(197,198)
Recoveries	15,270	13,851	7,540

Net charge-offs	(435,791)	(237,818)	(189,658)

Allowance for loan losses — December 31	$296,031	$338,940	$252,938

Allowance for losses on lending-related commitments — December 31	$1,933	$3,118	$3,836

A summary of allowance for loan losses, segregated by portfolio segment, as of December 31, 2010 was as follows:

	Loans individually	Loans collectively		Total
	evaluated for	evaluated for		Allowance for
(in thousands)	impairment	impairment	Unallocated	Loan Losses

Commercial and Industrial	$9,298	$17,321	$—	$26,619
Small Business	173	16,161	—	16,334
Commercial Real Estate	23,519	128,604	4,500	156,623
Residential Mortgage	1,110	46,513	—	47,623
Direct Consumer	130	32,125	—	32,255
Indirect Consumer	—	16,577	—	16,577

Total Allowance for Loan Losses	$34,230	$257,301	$4,500	$296,031

A summary of the recorded investment in loans, segregated by portfolio segment, as of December 31, 2010 was as follows:

	Loans individually	Loans collectively		Total
	evaluated for	evaluated for	Unearned	Recorded
(in thousands)	impairment	impairment	(Fees)/Costs	Investment

Commercial and Industrial	$42,251	$1,085,404	$12,872	$1,140,527
Small Business	1,254	332,267	179	333,700
Commercial Real Estate	98,408	2,024,321	(1,994)	2,120,735
Residential Mortgage	5,358	749,368	1,519	756,245
Direct Consumer	1,175	1,047,286	(2,931)	1,045,530
Indirect Consumer	—	802,894	16,971	819,865

Total Loans	$148,446	$6,041,540	$26,616	$6,216,602

Loans Serviced for Others. The Consolidated Financial Statements do not include loans serviced for others, which totaled $315.6 million, and $372.1 million at December 31, 2010 and 2009, respectively.

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Held for sale loans at December 31, 2010 totaled $40.3 million, a decrease of $39.9 million or 49.7% from December 31, 2009. The decrease reflects a decline in commercial loans held for sale due to the sale of commercial and residential loans, customer paydowns, workout activities, writedowns to reflect further fair-value declines for the underlying collateral, and transfers to ORE.
Note 5. Premises and Equipment
A summary of premises and equipment follows:

	December 31,
(in thousands)	2010	2009

Land	$27,063	$27,063
Buildings	154,765	153,165
Leasehold improvements	13,764	13,718
Furniture and equipment	131,566	127,342

	327,158	321,288
Accumulated depreciation and amortization	(222,444)	(210,585)

Total	$104,714	$110,703

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $6.0 million in 2010, $6.2 million in 2009, and $6.8 million in 2008. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2010:

Rental
(in thousands)	Commitments

2011	$5,879
2012	5,299
2013	4,454
2014	3,030
2015	2,258
Thereafter	7,839

Total	$28,759

Note 6. Goodwill and Core Deposit Intangible Assets
A summary of goodwill allocated to the lines of business as of December 31, 2010 and December 31, 2009 follows:

	Regional	Wealth	Total
(in thousands)	Banking	Management	Goodwill

Balance at December 31, 2008	$572,621	$1,801	$574,422
Impairment Loss	(256,272)	—	(256,272)

Balance at December 31, 2009 and December 31, 2010	$316,349	$1,801	$318,150

As of October 1, 2010, the annual impairment test described in Note 1 was performed using management’s most recent long-term financial projections and current risk-adjusted discount rates. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for the Regional Banking reporting unit; therefore, Step 2 testing was required. Citizens determined, as a result of the Step 2 analysis, that the remaining goodwill allocated to Regional Banking was not impaired due to the implied fair value of goodwill exceeding the carrying amount of goodwill by approximately 28%. No events (individually or in aggregate) have occurred since the annual goodwill impairment analysis that indicate a potential impairment of goodwill. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no additional impairment was indicated.
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
During the second quarter of 2009, Citizens recorded a non-cash goodwill impairment charge against the goodwill allocated to the Regional Banking line of business of $256.3 million. The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios, and did not adversely affect Citizens’ overall liquidity position. Previously, Citizens recorded a goodwill impairment charge during the second quarter of 2008, when it determined that the fair value of the Specialty Commercial reporting unit was below its carrying value. At that time, Citizens recorded a non-cash, not tax-deductive goodwill impairment charge of $178.1 million, representing the entire amount of goodwill allocated to the Specialty Commercial reporting unit.
A summary of core deposit intangibles at December 31, 2010 and 2009 follows:

	December 31,
(in thousands)	2010	2009

Core deposit intangibles	$62,835	$62,835
Accumulated amortization	(52,381)	(48,457)
Total other intangibles	$10,454	$14,378

The following presents the estimated future amortization expense of core deposit intangible assets.

Intangible
Amortization
(in thousands)	Expense

2011	$3,027
2012	2,120
2013	1,727
2014	1,420
2015	1,179
Thereafter	981

Total	$10,454

All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits over varying periods not exceeding 10 years. The weighted-average amortization period for core deposit intangible assets is 2.4 years.

Note 7. Deposits
Overdrafts on demand accounts are classified as loans, rather than deposits, on the face of the balance sheet and totaled $11.1 million and $10.2 million at December 31, 2010 and 2009, respectively. Time deposits over $100,000 totaled $1.1 billion at December 31, 2010, compared with $1.8 billion at December 31, 2009. The scheduled maturities for time deposits over $100,000 at December 31, 2010 were as follows:

(in millions)	Deposit Maturities

2011	$551.7
2012	271.3
2013	191.8
2014	75.6
2015	46.2
Thereafter	0.7

Total	$1,137.3

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
Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2010	2009	2008

At December 31:
Balance	$41,699	$32,900	$55,676
Weighted average interest rate paid	0.18%	0.34%	0.46%
During the year:
Maximum outstanding at any month-end	$42,334	$52,025	$650,653
Daily average	34,683	42,077	292,068
Weighted average interest rate paid	0.23%	0.37%	2.62%
Weighted average interest rate paid, including effects of swaps	0.23	0.37	2.62

Note 9. Long-Term Debt
A summary of long-term debt follows:

	December 31,
(in thousands)	2010	2009

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,932	$16,773
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,382	48,010
Subsidiaries:
Federal Home Loan Bank advances	837,410	1,318,200
Other borrowed funds	104,191	104,230

Total long-term debt	$1,032,689	$1,512,987

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes, maturing February 1, 2013. Issuance costs were capitalized and are included in the long-term debt total on the balance sheet. The issuance costs are being amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, a portion of the subordinated debt currently qualifies as Tier 2 supplementary capital.
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
On October 3, 2006, Citizens Funding Trust I (the “2006 Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the 2006 Trust. The 2006 debentures rank junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the 2006 Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities are callable on or after September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are amortized through the long-term debt total on the consolidated balance sheets. The issuance costs are amortized to the call date over five years as a component of interest expense. The proceeds were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic and for general corporate purposes.
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
On January 28, 2010 Citizens announced that it was suspending the dividend payments on its trust preferred securities.

Citizens accrues for this obligation in other liabilities on the Consolidated Balanced Sheets and as of December 31, 2010, the total amount of the arrearage is $4.9 million.
As of December 31, 2010, advances from the FHLB are at fixed rates ranging from 2.51% to 6.93% and mature from 2011 through 2021. Citizens restructured $250.0 million in FHLB advances in December 2010. This restructuring resulted in the locking in of lower term funding rates. The average interest rate on these restructured advances was reduced to 2.78% from 4.90% and the average remaining term was extended to 4.5 years from 1.0 years. FHLB advances totaling $190.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $639.0 million are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2010 with $2.9 billion of residential and commercial loans secured by real estate and securities held for pledging.
As of December 31, 2010, $103.4 million of long-term repurchase agreements with interest rates up to 4.69%, maturing between August 2015 and May 2016 were outstanding. Long-term repurchase agreements are classified under Other borrowed funds.
The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiaries	Consolidated

2011	$—	$175,022	$175,022
2012	—	61,971	61,971
2013	17,266	27	17,293
2014	—	125,030	125,030
2015	—	476,658	476,658
Thereafter	74,451	94,440	168,891

Total	$91,717	$933,148	$1,024,865

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
The estimated fair values of Citizens’ financial instruments follow.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$127,585	$127,585	$156,093	$156,093
Money market investments	409,079	409,079	686,285	686,285
Securities available for sale	2,049,528	2,049,528	2,076,794	2,076,794
Securities held to maturity	474,832	469,421	114,249	116,368
FHLB and Federal Reserve stock	143,873	143,873	155,084	155,084
Net portfolio loans	5,920,571	5,157,339	7,448,965	6,447,963
Deferred compensation assets	10,951	10,951	11,138	11,138
Loans held for sale	40,347	40,347	80,219	80,219
Accrued interest receivable	33,310	33,310	41,387	41,387
Financial liabilities:
Deposits	7,726,834	7,778,461	8,500,763	8,534,799
Short-term borrowings	42,319	42,319	39,800	39,800
Long-term debt	1,032,689	1,071,250	1,512,987	1,565,649
Accrued interest payable	10,901	10,901	9,808	9,808
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(1,357)	(4,980)	(913)	(5,185)
Derivative instruments	1,862	1,862	17,959	17,959

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, FHLB stock, Federal Reserve stock, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the twelve months ended December 31, 2010.
Securities Available for Sale. Fair value measurement is based upon quoted prices for similar assets, if available, or matrix pricing models. Matrix pricing is a mathematical technique widely used in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, Citizens has evaluated its valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties.

Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.
Recurring Level 3 securities include auction rate securities issued by student-loan authorities and a taxable municipal Qualified Zone Academy Bond (“QZAB”). Due to the nature of the auction rate securities and the lack of a secondary market with active fair value indicators, Citizens used an income approach based on a discounted cash flow model utilizing significant unobservable inputs (Level 3) in the valuation process to estimate the transaction price between market participants for each group of securities as of the valuation date. The significant assumptions made in this modeling process included the discount rate, the term over which this discount rate would stabilize, and fail rate formulas utilizing assumed interest payments. Due to the current illiquid market for QZAB bonds, Citizens relies on models containing significant unobservable market-based inputs to determine the fair-value of these bonds. The primary unobservable pricing input was the assumption made regarding the ability of market participants to utilize the tax credits associated with this type of instrument.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore qualifying the assets as Level 3 in the fair-value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.
Residential Mortgage Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices which utilize projected assumptions potential investors would make and are classified as nonrecurring Level 3.
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
Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. Commercial properties and former branch locations are carried at the lower of cost or market value at the time of acquisition based on the fair value of the underlying collateral, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying collateral, net of estimated costs to sell, using market prices which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010.

December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$5,557	$—	$5,557	$—
Collateralized mortgage obligations	599,264	—	599,253	11
Mortgage-backed	1,259,131	—	1,259,131	—
State and municipal	183,584	—	179,772	3,812
Other	1,992	—	1,656	336

Total securities available for sale	2,049,528	—	2,045,369	4,159

Other assets:
Derivatives designated as hedging instruments	1,976	—	1,976	—
Derivatives not designated as hedging instruments	26,409	—	26,409	—
Deferred compensation assets	10,951	7,654	3,297	—

Total other assets	39,336	7,654	31,682	—

Total	$2,088,864	$7,654	$2,077,051	$4,159

Other liabilities:
Derivative not designated as hedging instruments	$26,523	$—	$26,523	$—

Total other liabilities	26,523	—	26,523	—
Total	$26,523	$—	$26,523	$—

There were no transfers between levels within the fair value hierarchy during the 12 month period ended December 31, 2010. The following table presents the reconciliation of Level 3 assets held by Citizens on December 31, 2010.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other	Purchases, Sales	Transfers In	Balance at
	December 31,	Recorded in Earnings		Comprehensive	Issuances and	and /or Out	December 31,
(in thousands)	2009	Realized (1)	Unrealized	Income (Pretax)	Settlements, Net	of Level 3	2010

Securities available for sale
Collateralized mortgage obligations	$15	$—	$—	$—	$(4)	$—	$11
State and municipal	5,353	156	—	58	(1,755)	—	3,812
Other	323	13	—	—	—	—	336

Total available for sale	$5,691	$169	$—	$58	$(1,759)	$—	$4,159

(1)	Recorded through Interest Income on the Consolidated Statement of Operations.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of December 31, 2010.

December 31, 2010	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$402,539	$89,478	$—	$—	$89,478
Commercial loans held for sale	22,774	3,866	—	—	3,866
Residential mortgage loans held for sale	11,460	4,018	—	—	4,018
Mortgage servicing rights	1,608	1,504	—	—	1,504
Other real estate	20,072	10,266	—	—	10,266
Repossessed assets	3,983	2,032	—	—	2,032

Total	$462,436	$111,164	$—	$—	$111,164

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
Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Citizens did not make a cash contribution to the defined benefit pension plan during 2010 but reviews plan funding needs periodically and will make a contribution if appropriate.
Citizens also maintains nonqualified supplemental benefit plans for certain former key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. Benefits under the nonqualified supplemental plans are based primarily on years of service, age and compensation before retirement. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens. During 2010, Citizens contributed $0.5 million to the supplemental pension plans.
Citizens’ postretirement benefit plan provides postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms. Current employees are not eligible to participate in the bank subsidized plan. Citizens contributed $0.7 million to the postretirement benefit plan during 2010.
The estimated portion of balances included in accumulated other comprehensive income at December 31, 2010 and 2009 that have not been recognized prior to December 31 are presented below.

	Cumulative Balance
	at December 31,
(in thousands)	2010	2009
Defined Benefit Pension Plans
Prior service cost	$174	$198
Net actuarial loss	34,100	32,906

Unrecognized balance	34,274	33,104

Supplemental Pension Plans
Prior service cost	—	—
Net actuarial loss	896	534

Unrecognized balance	896	534

Postretirement Benefit Plans
Prior service credit	(1,783)	(1,678)
Net actuarial gain	(1,901)	(1,186)

Unrecognized balance	(3,684)	(2,864)

Unrecognized net prior service credit	$(1,609)	$(1,480)
Unrecognized net actuarial loss	$33,095	$32,254
The amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit costs during 2011 are amortization of prior service credits and net losses of $0.3 million and $3.1 million, respectively.

An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2010 and 2009.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$74,007	$75,705	$5,292	$12,173	$9,295	$9,986
Interest cost	4,132	4,366	264	588	398	571
Participant contribution	—	—	—	—	412	337
Actuarial losses (gains)	5,841	1,126	400	488	(951)	10
Plan amendments	—	—	—	—	(398)	(241)
Benefits paid	(5,698)	(7,190)	(515)	(7,957)	(1,128)	(1,368)

Projected benefit obligation, end of year	$78,282	$74,007	$5,441	$5,292	$7,628	$9,295

Accumulated benefit obligation, end of year	$78,282	$74,007	$5,441	$5,292	$7,628	$9,295

Change in Plan Assets
Fair value of plan assets, beginning of year	$64,121	$60,914	$—	$—	$—	$—
Actual return on plan assets	7,235	10,397	—	—	—	—
Employer contribution	—	—	515	7,957	716	1,031
Participant contribution	—	—	—	—	412	337
Benefits paid	(5,698)	(7,190)	(515)	(7,957)	(1,128)	(1,368)

Fair value of plan assets, end of year	$65,658	$64,121	$—	$—	$—	$—

Reconciliation of Funded Status
Underfunded status of plan	$(12,624)	$(9,886)	$(5,441)	$(5,292)	$(7,628)	$(9,295)

Net amount recognized in the consolidated balance sheets	$(12,624)	$(9,886)	$(5,441)	$(5,292)	$(7,628)	$(9,295)

At December 31, 2010, the underfunded status of the Cash Balance Pension Plan for Employees, the Supplemental Pension Plans, and the Retirement Health Plan is recognized in the Corporation’s consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ending December 31, 2011.
During the first quarter of 2009, Citizens recognized a curtailment charge as a result of a reduction in the expected years of future service for the supplemental pension plan participants.
The components of net periodic benefit cost charged to operations each year for all plans follow:

(in thousands)	2010	2009	2008
Defined Benefit Pension Plans
Interest cost	$4,132	$4,366	$4,586
Expected return on plan assets	(4,814)	(6,282)	(7,601)
Amortization of unrecognized:
Prior service cost	26	26	26
Net actuarial loss	2,200	1,261	194

Net pension cost	1,544	(629)	(2,795)

Supplemental Pension Plans			—

Interest cost	264	588	761
Settlement charge related to lump sum payments	—	455	—
Curtailment loss	—	941	—
Amortization of unrecognized:
Prior service cost	—	—	471
Net actuarial loss	18	12	20

Net pension cost	282	1,996	1,252

Postretirement Benefit Plans
Interest cost	398	571	583
Amortization of unrecognized:
Prior service cost	(289)	(267)	(256)
Net actuarial gain	(199)	(31)	(37)

Net postretirement benefit cost	(90)	273	290

Total pension and postretirement benefit cost	1,736	1,640	(1,253)

Defined contribution retirement and 401(k) plans
Employer contributions	—	2,253	6,452

Total periodic benefit cost	$1,736	$3,893	$5,199

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
	2010	2009	2010	2009	2010	2009
Assumptions used to compute projected benefit obligation
Discount rate	5.00%	5.75%	4.50%	5.25%	4.50%	5.25%
Assumptions used to compute net benefit costs
Discount rate	5.75	6.00	5.25	5.25	5.25	6.00

Expected return on plan assets	7.20	8.25	—	—	—	—
Rate of compensation increase	—	—	—	3.00	—	—
At December 31, 2010, the projected benefit payments for the employee benefit plans over the next ten years follow:

	Defined
	Benefit
	Pension	Supplemental	Postretirement
(in thousands)	Plan	Pension Plan	Benefit Plan	Total Benefits
2011	$5,415	$515	$711	$6,641
2012	5,113	498	718	6,329
2013	5,046	481	702	6,229
2014	5,354	463	697	6,514
2015	5,210	421	685	6,316
2016 to 2020	26,947	1,831	3,113	31,891

Total	$53,085	$4,209	$6,626	$63,920

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the postretirement benefit plan are net of the projected Medicare Part D Subsidy.
Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. During 2009, management reduced the target allocation of assets to equities by 10%. This strategy was enacted to better match the current characteristics of the plan and reduce funding volatility. The mix remained at 60% equities and 40% fixed income debt securities and cash and cash equivalents during 2010. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses.
The plans’ target asset allocation and the actual asset allocation at December 31, 2010 is presented below.

	Target	December 31, 2010
	Allocation	Allocation
Asset Category:
Equity securities	60%	65%
Debt securities	34	31
Short-term pooled money fund	6	4

	100%	100%

The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at December 31, 2010. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (NAV) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.
The estimated fair values of Citizens’ pension plan assets at December 31, 2010 are as follows:

		December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,839	$—	$2,839	$—
Equity securities
Large cap (1)	19,567	—	19,567	—
Mid-cap	5,241	—	5,241	—
Small-cap	7,499	—	7,499	—
International Equity	10,568	—	10,568	—
Fixed income securities
Intermediate term fixed (2)	19,944	—	19,944	—

Total	$65,658	$—	$65,658	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Citizens does not anticipate making a contribution to the defined benefit pension plan during calendar year 2011. Citizens will review the funding of this plan during 2011 and will make a contribution, if appropriate. The Corporation anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2011. In addition, Citizens expects to pay $0.7 million in contributions to the postretirement healthcare benefit plan during 2011.
Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For the postretirement health care benefit plan, Citizens assumed a 8.8% annual health care cost trend rate for 2010, which grades down to the ultimate trend of 5.0% by 2032. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$26	$(24)
Effect on the postretirement benefit obligation	544	(490)
Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Citizens suspended the 401(k) matching funds and annual discretionary contributions effective July 17, 2009.
Note 12. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, non-vested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan to 24,000,000, removed the 2,000,000 share sublimit for grants other than stock options and made various other changes. At December 31, 2010, Citizens had 17,171,355 shares of common stock reserved for future issuance under the current plan.
Under the provisions of the grants made pursuant to the Stock Compensation Plan in 2010, stock awards were divided between performance-based stock and time-based stock. The performance-based stock was measured against annual metrics over a two year period. The time-based stock will vest three years after the grant date. Once vested, these shares will remain nontransferable until the Holding Company has redeemed all or a portion of the TARP Preferred Stock issued to Treasury pursuant to the Capital Purchase Program. A prorate portion of the vested shares become transferable upon redemption of the TARP Preferred Stock based on a predefined schedule established by the Treasury.
The compensation cost for share based awards is recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. Forfeited and expired options and forfeited shares of restricted stock become available for future grants.
The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations.

(in thousands)	2010	2009	2008
Stock option compensation	$—	$11	$24
Restricted stock compensation	2,193	1,792	4,496

Stock-based compensation expense before income taxes	2,193	1,803	4,520
Income tax benefit (1)	(768)	(631)	(1,582)

Total stock-based compensation expense after income taxes	$1,425	$1,172	$2,938

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized. Refer to Note 13 for additional information.
During the first quarter of 2009, a pre-tax expense reversal of $1.3 million was made to stock-based compensation as a result of actual forfeitures exceeding the estimated forfeiture rate for restricted stock.
There were no stock options exercised during the years ended December 31, 2010 and 2009. Cash proceeds from the exercise of stock options during 2008 was $0.1 million. New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.

The following table summarizes stock option activity for 2010, 2009 and 2008.

	Options
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value

Outstanding at January 1, 2008	4,030,042	$26.03
Exercised	(12,134)	11.77
Forfeitures or Expirations	(567,251)	25.24

Outstanding at December 31, 2008	3,450,657	26.21
Forfeitures or Expirations	(383,909)	26.15

Outstanding at December 31, 2009	3,066,748	26.22
Forfeitures or Expirations	(783,660)	23.41

Outstanding at December 31, 2010	2,283,088	$27.18	2.2	$—

Exercisable	2,283,088	$27.18	2.2	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Citizens’ average closing stock price as of December 31, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised those options on December 31, 2010 if the average closing stock price exceeded the exercise price. This amount fluctuates with changes in the fair value of Citizens’ stock. The total intrinsic value of options exercised during 2008 was less than $0.1 million. The fair value of options vested during 2010 and 2009 was less than $0.1 million and less than $0.2 million for 2008.
The following table sets forth the actual tax benefit realized for the tax deductions from vested stock options converted in the Republic acquisition and exercised.

(in thousands)	2010	2009	2008

Tax benefit realized from reduction of income tax payable:
Reduction of goodwill for tax benefit of vested stock options converted in Republic acquisition and exercised	$—	$—	$1
Included in common stock as net stock options exercised	—	—	(76)

Tax benefit from vested stock options converted in Republic acquisition and exercised	$—	$—	$(75)

As of December 31, 2010, $2.6 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity for 2010, 2009 and 2008.

		Weighted-Average
	Number of	Per Share Grant
	Shares	Date Fair Value

Restricted stock at January 1, 2008	486,842	$21.32
Granted	338,995	8.56
Vested	(171,197)	22.02
Forfeited	(45,608)	15.80

Restricted stock at December 31, 2008	609,032	14.43

Granted	384,818	1.29
Vested	(225,151)	15.58
Forfeited	(149,940)	12.31

Restricted stock at December 31, 2009	618,759	6.35

Granted	3,092,602	1.17
Vested	(307,294)	6.62
Forfeited	(294,069)	1.88

Restricted stock at December 31, 2010	3,109,998	$1.33

The total fair value of restricted stock vested during 2010 and 2009 was $0.3 million each year and $0.9 million for 2008.
Note 13. Income Taxes
Significant components of income taxes from continuing operations are as follows:

(in thousands)	2010	2009	2008

Current tax expense (benefit):
Federal	$12,337	$(7,993)	$(19,351)
State	(67)	(554)	(684)

Total current tax expense (benefit)	12,270	(8,547)	(20,035)
Deferred tax benefit(1)	(52,009)	(100,874)	(45,563)
Valuation allowance(1)	52,597	79,788	136,568

Total income tax expense (benefit)	$12,858	$(29,633)	$70,970

(1)	In 2010, the gross amount of the deferred tax benefit and valuation allowance expense was $113.4 million and $114.0 million, respectively. The carrying value of these amounts was reduced by $61.4 million to reflect the estimated realizability of certain loss carryforwards due to Section 382 limitations noted below.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2010 and 2009 follow:

	December 31,
(in thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$105,763	$122,804
Accrued postemployment benefits other than pensions	4,114	4,419
Deferred compensation	5,271	6,057
Accrued expenses	3,119	4,176
Loss carryforwards	153,866	91,378
Tax credit carryforwards	15,521	3,411
Minimum pension liability	11,628	11,379
Purchase accounting adjustments	12,248	16,830
Other deferred tax assets	10,087	12,281

Deferred tax assets	321,617	272,735

Deferred tax liabilities:
Pension	8,411	8,998
Acquisition premium on loans	1,240	2,193
Fixed assets	790	1,852
Basis difference in FHLB stock	3,251	3,637
Purchase accounting adjustments	474	975
Tax deductible goodwill	14,574	13,986
Unrealized gains on securities and derivatives	13,266	17,872
Mortgage servicing rights	537	747
Other deferred tax liabilities	734	962

Deferred tax liabilities	43,277	51,222

Net deferred tax assets	278,340	221,513
Valuation allowance	(292,914)	(235,499)

Net deferred tax liabilities	$(14,574)	$(13,986)

During 2010, Citizens reduced the carrying value of certain loss and credit carryforwards and the valuation allowance by $61.4 million to reflect the estimated realizability at year end. This adjustment was required due to limitations imposed by Section 382 of the Internal Revenue Code as further discussed below.
At December 31, 2010, taking into account the reduction in carrying value noted above, Citizens had gross federal loss carryforwards of $431.2 million that expire in 2028 through 2030, gross state loss carryforwards of $63.4 million that expire in 2014 through 2025, and $15.5 million of federal alternative minimum tax credits with an indefinite life.
Citizens reviewed its deferred tax assets and determined that, due to the pre-tax loss in 2010, the impact on cumulative pre-tax income, and the uncertain economic environment affecting estimates of future taxable income, it must continue to carry a valuation allowance against the entire net deferred tax asset, excluding the deferred tax liability for tax deductible goodwill.
The deferred tax assets are analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. The ultimate realization of these deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on Citizens’ consolidated results of operations or financial position.
During 2009, Citizens incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.7 million on the amount of certain loss carryforwards that may be used.

Citizens’ effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

(in thousands)	2010	2009	2008

Tax at federal statutory rate (35%) applied to income before income taxes	$(96,686)	$(190,466)	$(112,728)
Increase (decrease) in taxes resulting from:
Tax-exempt income	(6,387)	(9,803)	(10,764)
Officers life insurance	(1,277)	(1,114)	(1,508)
Goodwill impairment	—	93,266	62,331
Valuation allowance	112,821	79,788	136,568
Other	4,387	(1,304)	(2,929)

Total income tax expense (benefit)	$12,858	$(29,633)	$70,970

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)	2010	2009	2008

Balance at January 1	$1,522	$1,852	$7,093
Additions based on tax positions related to the current year	—	—	34
Reductions for tax positions of prior years	(430)	(28)	(1,436)
Reductions due to the statute of limitations	(766)	(302)	—
Settlements	—	—	(3,839)

Balance at December 31	$326	$1,522	$1,852

It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Accrued interest as of December 31, 2010 and 2009 was $0.2 million and $0.4 million, respectively. Citizens recognized $0.2 million benefit of interest in 2010 and less than $0.1 million of interest expense in 2009. No penalties have been accrued.
During 2010, Citizens settled its 2006 through 2008 federal examinations and recognized a tax benefit of $0.5 million. During 2009, Citizens settled its 2004 and 2005 federal examinations and paid less than $0.2 million in interest expense as a result of changes in the timing of deductions between the two years.
Citizens and its subsidiaries file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of December 31, 2010:

Jurisdiction	Tax Years

Federal	2009 - 2010
State	2002 - 2010
Note 14. Shareholders’ Equity and Earnings Per Share
During the first quarter of 2010, Citizens suspended quarterly cash dividends on its TARP Preferred Stock. While Citizens accrues for this obligation, it is currently in arrears in the amount of $15.4 million with the dividend payments on the TARP Preferred Stock as of December 31, 2010.
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
On December 12, 2008, Citizens issued 300,000 shares of Series A Preferred Stock to the Treasury as part of the Treasury’s Capital Purchase Program. In addition, Citizens issued a ten- year warrant to the Treasury to purchase up to 17,578,125 shares of Citizens’ common stock, no par value at an exercise price of $2.56 per share. The aggregate proceeds from the transaction were $300.0 million. The TARP Preferred Stock has no par value, carries a liquidation price of $1,000 per share, and pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Citizens cannot redeem the preferred securities during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital. After three years, Citizens may redeem the preferred stock at the liquidation price plus accrued and unpaid dividends. Citizens is accreting the book value of the preferred stock issued under the TARP using the effective interest method up to the par value of $300 million. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares qualify as Tier 1 capital. The warrant is immediately exercisable, qualifies as Tier 1 capital and expires in December 2018.
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
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

(in thousands, except per share amounts)	2010	2009	2008

Numerator:
Loss from continuing operations	$(289,104)	$(505,744)	$(394,627)
Deemed dividend on convertible preferred stock	—	—	(11,737)
Dividend on redeemable preferred stock	(21,685)	(19,777)	(227)

Net loss from continuing operations allocated to common shareholders	(310,789)	(525,521)	(406,591)
(Loss) income from discontinued operations (net of income tax)	(3,821)	(8,469)	1,575

Net loss attributable to common shareholders	$(314,610)	$(533,990)	$(405,016)

Denominator:
Weighted average shares outstanding	396,155	194,577	94,731
Less: participating securities included in weighted average shares outstanding	(2,234)	(744)	(575)

Weighted average shares outstanding for basic and dilutive earnings per common share	393,921	193,833	94,156

Basic loss per common share from continuing operations	$(0.79)	$(2.71)	$(4.32)
Diluted loss per common share from continuing operations	(0.79)	(2.71)	(4.32)

Basic (loss) earnings per common share from discontinued operations	$(0.01)	$(0.04)	$0.02
Diluted (loss) earnings per common share from discontinued operations	(0.01)	(0.04)	0.02

Basic net loss per common share	$(0.80)	$(2.75)	$(4.30)
Diluted net loss per common share	(0.80)	(2.75)	(4.30)
Stock Repurchase Program: Citizens purchased shares under a board approved stock repurchase program initiated in October 2003. This program authorizes Citizens to repurchase up to 3,000,000 shares. 1,241,154 shares remain available for repurchase under the program. There were no shares purchased under this plan in 2009 or 2010. Shares deemed purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2010, Citizens purchased 28,802 shares in connection with taxes due from employees as a result of the vesting of certain share awards.
The components of accumulated other comprehensive income (loss), net of tax, are presented below.

		Net unrealized
	Net unrealized	gain (loss) on
	gain (loss) on	derivative	Pension and
(in thousands)	investments	instruments	post-retirement	Total
Balance at January 1, 2008	$11,692	$(30)	$(6,561)	$5,101
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities available-for-sale	(46,726)	—	—	(46,726)
Reclassification adjustment for net loss on securities included in net income	1	—	—	1
Net unrealized gain on qualifying cash flow hedges	—	19,578	—	19,578
Net change in unrecognized pension and post retirement costs	—	—	(27,548)	(27,548)

Other comprehensive (loss) income total	(46,725)	19,578	(27,548)	(54,695)

Balance at December 31, 2008	(35,033)	19,548	(34,109)	(49,594)
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available-for-sale, net of tax effect of ($24,572)	45,631	—	—	45,631
Reclassification adjustment for net gain on securities included in net income	(5)	—	—	(5)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $3,478	—	(6,459)	—	(6,459)
Net change in unrecognized pension and post retirement costs, net of tax effect of ($1,795)	—	—	3,334	3,334

Other comprehensive income (loss) total	45,626	(6,459)	3,334	42,501

Balance at December 31, 2009	10,593	13,089	(30,775)	(7,093)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities available-for-sale net of tax effect of $1,715	5,585	—	—	5,585
Reclassification adjustment for net gain on securities included in net income	(13,896)	—	—	(13,896)
Net unrealized gain on securities transferred from available-for-sale to held-to-maturity, net of tax effect of ($912)	1,693	—	—	1,693
Amortization of unrealized gain on securities transferred to held-to-maturity, net of tax effect of $6	(12)	—	—	(12)
Net unrealized loss on qualifying cash flow hedges	—	(5,721)	—	(5,721)
Net change in unrecognized pension and post retirement costs	—	—	(712)	(712)

Other comprehensive loss total	(6,630)	(5,721)	(712)	(13,063)

Balance at December 31, 2010	$3,963	$7,368	$(31,487)	$(20,156)

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

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total
Earnings Summary — 2010
Net interest income (taxable equivalent)	$257,975	$32,804	$62,364	$676	$(14,173)	$339,646
Provision for loan losses	126,166	81,597	185,119	—	—	392,882

Net interest income after provision	131,809	(48,793)	(122,755)	676	(14,173)	(53,236)
Noninterest income	65,379	(1,711)	(13,321)	20,545	23,767	94,659
Noninterest expense	211,306	40,080	15,996	16,349	23,356	307,087

Income before income taxes	(14,118)	(90,584)	(152,072)	4,872	(13,762)	(265,664)
Income tax expense (taxable equivalent)	(3,819)	(31,704)	(53,082)	1,730	110,315	23,440

Net (loss) income from continuing operations	(10,299)	(58,880)	(98,990)	3,142	(124,077)	(289,104)
Income (loss) from discontinued operations	850	(137)	175	102	(4,811)	(3,821)

Net (loss) income	$(9,449)	$(59,017)	$(98,815)	$3,244	$(128,888)	$(292,925)

Average assets (in millions)	$3,816	$1,763	$1,551	$15	$3,852	$10,997

Earnings Summary — 2009
Net interest income (taxable equivalent)	$268,036	$25,494	$64,062	$582	$(32,150)	$326,024
Provision for loan losses	104,505	80,127	139,188	—	—	323,820

Net interest income after provision	163,531	(54,633)	(75,126)	582	(32,150)	2,204
Noninterest income	69,666	31	(16,449)	19,954	(10,069)	63,133
Noninterest expense (1)	478,378	47,454	17,411	16,517	25,379	585,139

Income before income taxes	(245,181)	(102,056)	(108,986)	4,019	(67,598)	(519,802)
Income tax expense (taxable equivalent)	(84,505)	(35,720)	(38,106)	1,427	142,846	(14,058)

Net (loss) income from continuing operations	(160,676)	(66,336)	(70,880)	2,592	(210,444)	(505,744)
(Loss) income from discontinued operations	(7,279)	(370)	(496)	260	(584)	(8,469)

Net (loss) income	$(167,955)	$(66,706)	$(71,376)	$2,852	$(211,028)	$(514,213)

Average assets (in millions)	$4,562	$2,111	$1,684	$12	$3,758	$12,127

Earnings Summary — 2008
Net interest income (taxable equivalent)	$265,736	$33,542	$64,112	$40	$(2,947)	$360,483
Provision for loan losses	95,323	58,645	126,993	—	—	280,961

Net interest income after provision	170,413	(25,103)	(62,881)	40	(2,947)	79,522
Noninterest income	73,560	655	(7,606)	24,524	5,444	96,577
Noninterest expense (1)	214,874	30,387	197,123	23,837	16,091	482,312

Income before income taxes	29,099	(54,835)	(267,610)	727	(13,594)	(306,213)
Income tax expense (taxable equivalent)	11,720	(19,191)	(93,580)	278	189,187	88,414

Net income (loss) from continuing operations	17,379	(35,644)	(174,030)	449	(202,781)	(394,627)
Income (loss) from discontinued operations	2,943	(25)	—	74	(1,417)	1,575

Net income (loss)	$20,322	$(35,669)	$(174,030)	$523	$(204,198)	$(393,052)

Average assets (in millions)	$5,280	$2,308	$1,972	$13	$3,339	$12,912

(1)	Noninterest expense includes the $256.3 million goodwill impairment charge for Regional Banking in 2009 and $178.1 million for Specialty Commercial in 2008.
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
Amounts available to clients under loan commitments and letters of credit follow:

	December 31,
(in thousands)	2010	2009
Loan commitments and letters of credit:
Commitments to extend credit	$953,340	$1,334,690
Financial standby letters of credit	164,640	228,483
Performance standby letters of credit	7,015	7,523
Commercial letters of credit	—	23

Total loan commitments and letters of credit	$1,124,995	$1,570,719

Commitments outstanding to extend credit include home equity credit lines which totaled $376.2 million and $453.0 million at December 31, 2010 and December 31, 2009, respectively.
At December 31, 2010 and 2009, a liability of $1.9 million and $3.1 million, respectively, was recorded for possible losses on commitments to extend credit. A liability of $1.5 million and $1.1 million was recorded at December 31, 2010 and December 31, 2009, respectively, representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During 2010 and 2009, Citizens repurchased $2.2 million and $3.2 million of loans, respectively, pursuant to such provisions. Citizens recorded $3.8 million and $2.7 million in 2010 and 2009, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Purchase Obligations: Citizens has entered into contracts for the supply of current and future services incurred in the ordinary course of business, such as data processing and certain property management functions. Citizens often purchases services from vendors under agreements that typically can be terminated on a periodic basis.
Change in Control Agreements: The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, up to two times (or in the case of the CEO, three times) (i) his or her base compensation plus (ii) up to two times (or in the case of the CEO, three times) the average of the annual bonuses paid to the executive in the last three years. Additionally, subject to certain conditions, each covered person’s medical and dental insurance benefits will continue for up to eighteen months after the termination and all long-term incentive awards will immediately vest. The provisions of the EESA and ARRA, and Treasury regulations promulgated thereunder, limit Citizens’ ability to make payments under these agreements while the preferred stock issued to Treasury remains outstanding.

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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets for years ended December 31, 2010 and 2009.

	Other Assets		Other Liabilities
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Derivatives designated as hedging instruments
Interest rate products	$1,976	$17,279	$—	$—
Derivatives not designated as hedging instruments
Interest rate products	26,409	29,775	26,523	29,095

Total derivatives	$28,385	$47,054	$26,523	$29,095

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2010 and December 31, 2009, Citizens had 3 interest rate swaps with an aggregate notional amount of $160.0 million and 13 interest rate swaps with an aggregate notional amount of $460.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2010 and 2009, Citizens recognized net gains of $0.3 million and a gain of less than $0.1 million, respectively related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.
In addition, during the years ended December 31, 2010 and 2009 Citizens terminated four and two swaps, respectively, because they failed to qualify for hedge accounting due to a mismatch between the swap notional and the aggregate principal amount of the designated loan. Accordingly, the change in fair value of these swaps was recognized directly into earnings. The changes in fair value for these swaps during the years ended December 31, 2010 and 2009 are disclosed under sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the years ended December 31, 2010 and 2009 Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of $4.2 million and $0.2 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $3.2 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements for the years ended December 31, 2010 and 2009.

	Derivative Impact on OCI gain (loss)					Derivative Ineffectiveness gain (loss)
			Location			Location
			Reclassified in	Reclassified from		Recognized in
Derivatives Relationship			Statement of	Accumulated OCI into		Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	December 31,			December 31,			December 31,
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate products	$6,684	$2,936	Interest income	$8,252	$12,629
			Other income	4,153	244	Other income	$321	$—

Total	$6,684	$2,936		$12,405	$12,873		$321	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2010 and 2009, Citizens had 4 fair value interest rate swaps with an aggregate notional balance of $170.0 million and 8 fair value interest rate swaps with an aggregate notional balance of $385.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2010 and 2009, Citizens recognized gains of $5.8 million and $6.3 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $7.2 million and $8.7 million for the years ended December 31, 2010 and 2009, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives, ineffectiveness and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements for the years ended December 31, 2010 and 2009.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in			Location in
Derivatives Relationship	Statement of			Statement of
(in thousands)	Operations	2010	2009	Operations	2010	2009
Fair value hedges:
Interest rate products	Interest expense	$(3,023)	$(3,846)	Interest expense	$8,829	$10,151
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions of ASC 815 for hedge accounting.

Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of December 31, 2010 and 2009, Citizens had 230 derivative transactions with an aggregate notional amount of $765.5 million and 284 derivative transactions with an aggregate notional amount of $1.0 billion, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the years ended December 31, 2010 and 2009.

		Amount of (Loss)
		Gain Recognized in
		Statement of
		Operations
	Location of (Loss) Gain
Derivatives Relationship	Recognized in Statement of
(in thousands)	Operations	2010	2009
Derivatives not designated as hedges
Interest rate products	Other income	$(306)	$(661)
Credit-Risk Related Contingent Features
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
As of December 31, 2010, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $24.8 million. As of December 31, 2010, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $20.6 million. If credit risk related contingent features underlying these agreements had been triggered as of December 31, 2010, Citizens would have been required to pledge $4.2 million in additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event shall be deemed to have occurred with one of its counterparties and the counterparty shall have the right to terminate all affected transactions under the agreement. Citizens has breached these provisions with respect to all rating agencies below investment grade at August 6, 2009 and may be required to settle its obligations under the agreements at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of December 31, 2010, the aforementioned termination value approximated $0.9 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $20.6 million.

Note 18. Regulatory Matters
Citizens Bank is required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank (“FRB”) to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits in the subsidiary banks. During 2010 and 2009, the average reserve balances were $13.5 million and $27.7 million, respectively.
Citizens Bank is also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.
The principal source of cash flows for the Holding Company is dividends from its subsidiaries. Citizens’ subsidiaries are state, federal or national chartered financial institutions. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. Citizens’ Bank’s dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained. As of January 1, 2011 Citizens Bank Wealth Management, N.A. was able to distribute dividends of $5.9 million to the Holding Company without prior regulatory approval.
The Holding Company and Citizens Bank, entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”) as a follow up to recently concluded examinations of Citizens Bank. The Written Agreement was executed by the regulators on July 28, 2010 and announced by the regulators and posted on the Federal Reserve website on August 3, 2010. The Written Agreement formalizes steps that were in several cases already underway. The Holding Company and Citizens Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of Citizens Bank. Citizens has complied with the requirements of the Written Agreement to date and is on target in meeting all other required deadlines included in the Written Agreement.
In light of the net losses over the last several quarters, Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock. In addition, the Written Agreement now prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.7 million of cash annually, although such amounts will continue to accrue. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate.
Citizens Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require Citizens Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2010, Citizens Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2010, Citizens Bank’s and the Holding Company’s capital ratios exceeded well-capitalized levels under the regulatory framework for prompt corrective action. The table below sets forth the Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios for the Holding Company and Citizens Bank. There are no conditions or events since December 31, 2010, that management believes would cause Citizens to fall below the well-capitalized level.

	Actual		Adequately Capitalized			Well-Capitalized
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

Citizens Republic Bancorp
As of December 31, 2010:
Total Capital to risk weighted assets (1)	$866,562	13.5%	$513,248	≥	8.0%	$641,560	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	776,772	12.1	256,624	≥	4.0	384,936	≥	6.0
Tier 1 Leverage (2)	776,772	7.7	403,142	≥	4.0	503,927	≥	5.0
As of December 31, 2009:
Total Capital to risk weighted assets (1)	1,186,174	13.9	681,270	≥	8.0	851,587	≥	10.0
Tier 1 Capital to risk weighted assets (1)	1,066,414	12.5	340,635	≥	4.0	510,952	≥	6.0
Tier 1 Leverage (2)	1,066,414	9.2	463,376	≥	4.0	579,220	≥	5.0
Citizens Bank
As of December 31, 2010:
Total Capital to risk weighted assets (1)	$819,343	12.8%	$512,115	≥	8.0%	$640,144	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	736,635	11.5	256,057	≥	4.0	384,086	≥	6.0
Tier 1 Leverage (2)	736,635	7.3	402,687	≥	4.0	503,359	≥	5.0
As of December 31, 2009:
Total Capital to risk weighted assets (1)	1,024,154	12.3	666,647	≥	8.0	833,309	≥	10.0
Tier 1 Capital to risk weighted assets (1)	917,063	11.0	333,324	≥	4.0	499,986	≥	6.0
Tier 1 Leverage (2)	917,063	8.2	449,080	≥	4.0	561,350	≥	5.0

(1)	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities - goodwill - accumulated other comprehensive income (loss) - other intangible assets.

(2)	Tier 1 Capital to quarterly average assets.

NOTE 19. Citizens Republic Bancorp (Parent Only) Statements
Balance Sheets
Citizens Republic Bancorp, Inc. (Parent Only)

	December 31,
(in thousands)	2010	2009

Assets
Cash	$6,990	2,957
Money market investments	61,107	107,713
Investment securities	3,779	5,295
Investment in subsidiaries — principally banks	821,091	1,058,109
Goodwill — continuing operations	238,077	238,077
Goodwill — discontinued operations	—	12,595
Other assets	9,111	12,297

Total assets	$1,140,155	$1,437,043

Liabilities and Shareholders’ Equity
Long-term debt	$91,088	$90,557
Other liabilities	37,336	15,450

Total liabilities	128,424	106,007
Shareholders’ equity	1,011,731	1,331,036

Total liabilities and shareholders’ equity	$1,140,155	$1,437,043

Statements of Income
Citizens Republic Bancorp, Inc. (Parent Only)

	Year Ended December 31,
(in thousands)	2010	2009	2008

Income
Dividends from subsidiaries	$—	$—	$28,500
Interest on taxable investment securities	284	289	—
Interest from bank subsidiary	1,830	4,118	5,368
Service fees from bank subsidiaries	14,438	13,825	14,526
Other	884	(15,286)	(3,257)

Total	17,436	2,946	45,137

Expenses
Interest	6,190	17,722	23,742
Salaries and employee benefits	16,499	17,817	18,481
Service fees paid to bank subsidiaries	955	955	955
Goodwill impairment	—	231,614	161,611
Other noninterest expense	1,507	1,490	2,299

Total	25,151	269,598	207,088

Loss before income taxes and equity in undistributed earnings of subsidiaries	(7,715)	(266,652)	(161,951)
Income tax benefit (provision)	1,715	2,620	11,785
Equity in undistributed net loss of subsidiaries	(283,104)	(241,712)	(220,891)

Loss from continuing operations	(289,104)	(505,744)	(394,627)
(Loss) income from discontinued operations, net of income tax	(3,821)	(8,469)	1,575
Net loss	(292,925)	(514,213)	(393,052)

Deemed dividend on convertible preferred stock	—	—	(11,737)
Dividend on redeemable preferred stock	(21,685)	(19,777)	(227)

Net loss attributable to common shareholders	$(314,610)	$(533,990)	$(405,016)

Statements of Cash Flows
Citizens Republic Bancorp, Inc. (Parent Only)

	Year Ended December 31,
(in thousands)	2010	2009	2008

Operating Activities
Net loss	$(292,925)	$(514,213)	$(393,052)
Less: (Loss) income from discontinued operations, net of income tax	(3,821)	(8,469)	1,575

Loss from continuing operations	(289,104)	(505,744)	(394,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	241,817	161,611
Deferred tax asset valuation allowance	1,733	(1,020)	20,853
Net decrease (increase) in current and deferred income taxes	2,253	70	(18,476)
Decrease in long term debt interest	—	(2,919)	(720)
Increase (Decrease) in pension non-qualified	160	(6,874)	(738)
Net loss on debt extinguishment	—	15,929	—
Recognition of stock-based compensation expense	2,086	1,803	4,520
Restructure and merger-related expense	—	—	(53)
Decrease in equity in undistributed net loss of subsidiaries	283,104	241,712	191,762
Other	1,417	(6,458)	27,865
Discontinued operations, net	5,934	(8,469)	1,575

Net cash provided (used) by operating activities	7,583	(30,153)	(6,428)

Investing Activities
Net decrease (increase) in money market investments	46,606	112,534	(146,441)
Sales (purchases) of investment securities	1,541	767	(6,045)
Proceeds from sale of discontinued operations	48,331	—	—

Net cash provided (used) by investing activities	96,478	113,301	(152,486)

Financing Activities
Net decrease in short-term borrowings	—	—	(50,000)
Capital contribution to subsidiary bank	(100,000)	(74,000)	(250,000)
Net proceeds from issuance of preferred convertible stock	—	—	114,161
Net proceeds from issuance of preferred redeemable stock and warrant	—	—	300,000
Net proceeds from issuance of common stock	—	—	74,844
Cash dividends paid on common stock	—	—	(21,959)
Cash dividends paid on preferred stock	—	(13,875)	—
Proceeds from stock options exercised and restricted stock activity	—	—	66
Shares acquired for retirement and purchased for taxes	(28)	(70)	(444)

Net cash (used) provided by financing activities	(100,028)	(87,945)	166,668

Net increase (decrease) in cash and due from banks	4,033	(4,797)	7,754
Cash and due from banks at beginning of year	2,957	7,754	—

Cash and due from banks at end of year	$6,990	$2,957	$7,754

Note 20. Discontinued Operations
On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank. F&M served markets with low growth potential outside of Citizens’ primary footprint and generated additional marketing costs to maintain the separate branding. Therefore, Citizens decided to sell F&M at a price which represented approximately 25 times F&M’s average earnings and 1.10 times its tangible book value. On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. As a result, the sale proceeds improved the Holding Company’s capital and liquidity positions in a manner that was non-dilutive to Citizens’ shareholders. Additionally, Citizens will not have a continuing cash flow from F&M. As of the transaction sale date, the assets and liabilities of F&M were removed from Citizens consolidated balance sheet.
The assets and liabilities for the discontinued operations as of December 31, 2009 were as follows:

December 31,
(in thousands)	2009

Assets
Cash and due from banks	$7,045
Money market investments	19,878
Investment securities	171,115
FHLB and Federal Reserve stock	1,193
Net portfolio loans	114,523
Loans held for sale	241
Goodwill	12,594
Other assets	9,372

Assets of discontinued operations	$335,961

Liabilities
Deposits	$408,577
Short-term borrowings	11,263
Long-term debt	500
Other liabilities	1,987

Liabilities of discontinued operations	$422,327

The operating results for December 31, 2010, 2009 and 2008 follows:

(in thousands)	2010	2009	2008

Interest income	$4,409	$15,269	$16,012
Interest expense	1,844	8,350	10,120

Net interest income	2,565	6,919	5,892
Provision for loan losses	608	2,135	1,093
Noninterest income	(3,258)	4,288	5,164
Noninterest expense	2,190	17,883	8,388
Income tax expense (benefit) from discontinued operations	330	(342)	—

Net (loss) income from discontinued operations	$(3,821)	$(8,469)	$1,575

In 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date. The loss from discontinued operations for 2009 included a $10.2 million goodwill impairment charge. Goodwill was allocated to F&M based on the relative value of F&M’s regional banking equity compared with the total fair value of equity for the Regional Banking reporting unit. The analysis indicated that approximately 3.8% of the fair value of the Regional Banking unit resided in the Iowa franchise as of January 1, 2010.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Citizens Republic Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Detroit, Michigan March 1, 2011

SELECTED QUARTERLY INFORMATION (unaudited)
The table below sets forth selected quarterly financial information for each calendar quarter during 2010 and 2009.
Selected Quarterly Information

	2010				2009
(in thousands except, per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$114,024	$118,761	$124,945	$126,714	$132,084	$137,171	$138,324	$145,831
Interest expense	32,293	37,203	40,359	45,525	50,172	58,158	64,281	70,350
Net interest income	81,731	81,558	84,586	81,189	81,912	79,013	74,043	75,481
Provision for loan losses	131,296	89,617	70,614	101,355	84,007	77,393	98,935	63,485
Noninterest income(1)	24,028	25,956	22,282	22,393	14,274	10,696	19,898	18,265
Noninterest expense (2)	77,234	74,740	77,010	78,103	81,369	81,466	343,248	79,056
Loss income from continuing operations	(106,154)	(62,471)	(44,456)	(76,023)	(65,883)	(57,403)	(336,916)	(45,542)
Discontinued operations (after tax)(3)	—	—	5,151	(8,973)	1,155	480	(10,497)	393
Net loss	(106,154)	(62,471)	(39,305)	(84,996)	(64,728)	(56,923)	(347,413)	(45,149)
Dividend on redeemable preferred stock	(5,545)	(5,451)	(5,406)	(5,282)	(5,253)	(5,224)	(5,196)	(4,103)
Net loss attributable to common shareholders	(111,699)	(67,922)	(44,711)	(90,278)	(69,981)	(62,147)	(352,609)	(49,252)
Shares outstanding (end of period)	397,167	397,071	396,979	394,392	394,397	394,470	126,258	126,299
Loss Per Share from Continuing Operations
Basic	$(0.28)	$(0.17)	$(0.12)	$(0.21)	$(0.18)	$(0.49)	$(2.73)	$(0.40)
Diluted	(0.28)	(0.17)	(0.12)	(0.21)	(0.18)	(0.49)	(2.73)	(0.40)
Income (Loss) Per Share from Discontinued Operations
Basic	$—	$—	$0.01	$(0.02)	$—	$0.01	$(0.08)	$0.01
Diluted	—	—	0.01	(0.02)	—	0.01	(0.08)	0.01
Net loss Per Common Share:
Basic	$(0.28)	$(0.17)	$(0.11)	$(0.23)	$(0.18)	$(0.48)	$(2.81)	$(0.39)
Diluted	(0.28)	(0.17)	(0.11)	(0.23)	(0.18)	(0.48)	(2.81)	(0.39)

(1)	Noninterest income includes a gain on investment securities of $8.0 million and $6.0 million in the second and the first quarter of 2010, respectively and fair-value adjustments on loans held for sale of $3.1 million, $1.4 million, $8.4 million and $7.7 million in the fourth, third, second and first quarters of 2010, respectively. A net loss on debt extinguishment of $15.9 million was included in noninterest income in the third quarter of 2009 and fair-value adjustments on loans held for sale of $8.7 million, $0.9 million, $4.4 million and $6.2 million in the fourth, third, second and first quarters of 2009, respectively.

(2)	Noninterest expense includes $0.9 million, $2.0 million, $3.8 million and $6.8 million in fair-value adjustments on other real estate (“ORE”) properties in the fourth, third, second and first quarters of 2010 and $8.1 million, $3.9 million, $3.3 million and $8.0 million in the fourth, third, second and first quarters of 2009, respectively. A goodwill impairment charge of $256.3 million was included in noninterest expense in the second quarter of 2009.

(3)	In April 2010, Citizens finalized the sale of its wholly owned subsiiary, F&M to Great Western Bank. As a result, we have accounted for F&M as discontinued operations.
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
As of December 31, 2010, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2010.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

Lisa T. McNeely Executive Vice President and Chief Financial Officer	Cathleen H. Nash President and Chief Executive Officer

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.
We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens Republic Bancorp, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Republic Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Detroit, Michigan
March 1, 2011

ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item appears under the captions “Proposal 1 — Election of Directors” (excluding the information under the heading “Compensation of Directors”); “Corporate Governance — Executive Officers, — Meetings of Directors and Committees of the Board of Directors, — Shareholder Nomination of Director Candidates, and — Code of Ethics;” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2011 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan to 24,000,000, removed the 2,000,000 share sublimit for grants other than stock options and made various other changes. At December 31, 2010, Citizens had 17,171,355 shares of common stock reserved for future issuance under the current plan.
In conjunction with the Republic merger in 2006, Citizens assumed Republic’s active stock-option plans which had previously been approved by Republic’s shareholders. Citizens has not made any awards under the assumed plans and treats these plans as if they are terminated as to future grants.
The following table sets forth, with respect to all of the stock-based compensation plans, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance, as of December 31, 2010.

At December 31, 2010

Number of shares
remaining available for
	Number of shares to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding shares
Plan Category	outstanding options	outstanding options	reflected in column (a))
	(a )	(b )	(c )
Equity compensation plans approved by shareholders	2,283,088 (1)	$27.18	17,171,355

(1)	Options for 198,837 Citizens common shares with a weighted-average exercise price of $15.59 per share were outstanding under the assumed Republic plans as of December 31, 2010 and are included in the table.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item appears under the caption “Executive Compensation — Compensation Committee Interlocks and Certain Transactions and Relationships” of the Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the captions “Proposal 4 — Appointment of Independent Certified Public Accountants” and “Corporate Governance — Meetings of Directors and Committees of the Board of Directors” of the Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements:
The following Consolidated Financial Statements of Citizens and Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
Consolidated Balance Sheets
Consolidated Statements of Operations
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
CITIZENS REPUBLIC BANCORP, INC.
(Registrant)

by /s/ Cathleen H. Nash Cathleen H. Nash President and Chief Executive Officer	Date: March 1, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lisa T. McNeely	Chief Financial Officer	March 1, 2011
Lisa T. McNeely	(principal financial officer)

/s/ Cathleen H. Nash	President and Chief Executive Officer	March 1, 2011
Cathleen H. Nash	(principal executive officer)

/s/ Joseph C. Czopek	Controller and	March 1, 2011
Joseph C. Czopek	Principal Accounting Officer

/s/Lizabeth A. Ardisana	Director	March 1, 2011
Lizabeth A. Ardisana

/s/George J. Butvilas	Director	March 1, 2011
George J. Butvilas

/s/Robert S. Cubbin	Director	March 1, 2011
Robert S. Cubbin

/s/ Richard J. Dolinski	Director	March 1, 2011
Richard J. Dolinski

/s/ Gary J. Hurand	Director	March 1, 2011
Gary J. Hurand

/s/Dennis J. Ibold	Director	March 1, 2011
Dennis J. Ibold

SIGNATURES (continued)

/s/ Benjamin W. Laird	Director	March 1, 2011
Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	March 1, 2011
Stephen J. Lazaroff

/s/ Kendall B. Williams	Director	March 1, 2011
Kendall B. Williams

/s/ James L. Wolohan	Chairman of the Board	March 1, 2011
James L. Wolohan

Steven E. Zack	Director	March 1, 2011
Steven E. Zack

EXHIBIT INDEX
The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit
No.	Exhibit

2.2	Agreement and Plan of Merger, dated as of June 26, 2006, by and between Republic Bancorp, Inc. and Citizens Republic Bancorp, Inc. (Citizens’ Form 8-K filed June 30, 2006).

2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed February 2, 2010).

3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of September 17, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

4.2	Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.3	Registration Rights Agreement, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (Citizens’ 2003 Second Quarter Report on Form 10-Q).

4.5	Form of Indenture between Republic Bancorp Inc. (“Republic”) and Wilmington Trust Company for Republic’s 8.60% Subordinated Debentures due 2031 (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.6	Form of Republic’s 8.60% Subordinated Debenture due 2031 (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.7	Certificate of Trust of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.8	Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.9	Form of Amended and Restated Trust Agreement of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.10	Form of Trust Preferred Securities Certificate of Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

4.11	Form of Agreement as to Expenses and Liabilities between Republic and Republic Capital Trust I, a subsidiary of Republic (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.12	Form of Trust Preferred Securities Guarantee Agreement between Republic and Wilmington Trust Company (Republic’s registration statement on Form S-3, registration no. 333-70062).

4.13	Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association, as Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14	First Supplemental Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association as Trustee (Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15	Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Republic Bancorp, Inc., U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16	Guarantee Agreement, dated October 3, 2006, between Citizens Republic Bancorp, Inc. as Guarantor and U.S. Bank National Association as Guarantee Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.18	Certificate representing the Series A Preferred Stock (Citizens’ Current Report on Form 8-K filed June 11, 2008).

4.19	Warrant to Purchase up to 17,578,125 shares of common stock, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.2*	Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (Citizens’ 1997 Second Quarter Report on Form 10-Q).

10.3*	First Amendment to Citizens Republic Bancorp, Inc. Third Amended Stock Option Plan (Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.4*	Citizens Republic Bancorp, Inc. All-Employee Stock Option Plan (Citizens’ registration statement on Form S-8, registration no. 333-40100).

10.5*	Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (Citizens’ registration statement on Form S-8, registration no. 33-61197).

10.6*	First Amendment to Citizens Republic Bancorp, Inc. Stock Option Plan for Directors (Citizens’ 2000 Second Quarter Report on Form 10-Q).

10.7*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2001 Annual Report on Form 10-K).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.8*	Post Effective Amendment No. 1 to Form S-4 on Form S-8 pertaining to “F&M Bancorporation, Inc. 1993 Incentive Stock Option Plan” and “F&M Bancorporation, Inc. 1993 Stock Option Plan for Non-employee Directors” (Citizens’ registration statement on Form S-8, registration statement no. 333-86569).

10.9*	Citizens Republic Bancorp, Inc. Amended and Restated Section 401(k) Plan (Citizens’ registration statement on Form S-8, registration no. 333-09455).

10.13	Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Republic Bancorp, Inc., as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14	Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.19*	Employment Agreement, dated as of June 26, 2006, by and between Citizens Republic Bancorp, Inc. and William R. Hartman (Citizens’ Current Report on Form 8-K filed June 30, 2006).

10.20*	Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.22*	Form of Restricted Stock Agreement under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.24*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.25*	Form of Restricted Stock Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.26*	Form of Stock Option Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.28*	Form of Restricted Stock Agreement (Employee Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.29*	Form of Restricted Stock Agreement (Director Version) (Citizens’ 2006 Second Quarter Report on Form 10-Q).

10.31*	Retention Agreement with each of John D. Schwab, Clinton A. Sampson, and Randall J. Peterson, dated August 16, 2006 (Citizens’ 2006 Third Quarter Report on Form 10-Q).

10.37*	Form of Restricted Stock Agreement (Employee Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38*	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.41*	Form of Amended and Restated Change in Control Agreement between Citizens Republic Bancorp, Inc. and each of William R. Hartman, Charles D. Christy, Roy A. Eon, Thomas W. Gallagher, Martin E. Grunst, Cathleen H. Nash, Clinton A. Sampson, and John D. Schwab, dated February 26, 2008 (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2007).

10.44*	Agreement between Citizens Republic Bancorp, Inc., and Clinton A. Sampson, dated November 4, 2008 (Citizens’ 2008 Third Quarter Report on Form 10-Q).

10.45*	2008 Management Incentive Plan (Citizens’ 2010 Second Quarter Report on Form 10-Q).

10.46*	Letter Agreement between Citizens Republic Bancorp, Inc. and the U.S. Department of the Treasury, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.47*	Form of Waiver Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.48*	Form of Consent Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.50*	Letter Agreement dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009).

10.52*	Form of Long Term Incentive Award Agreement, dated January 29, 2009 (Citizens’ 2009 First Quarter Report on Form 10-Q).

10.54*	Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lizabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Dennis J. Ibold, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams, James L. Wolohan, and Steven E. Zack (Citizens’ 2009 Third Quarter Report on Form 10-Q).

10.55*	Amended and Restated Deferred Compensation Plan for Directors (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.56*	Amended and Restated Deferred Compensation Plan for Executives (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

EXHIBIT INDEX (continued)

Exhibit
No.	Exhibit

10.57*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2010) (Citizens’ Form 8-K filed on May 10, 2010).

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010 (Citizens’ 2010 Second Quarter Report on Form 10-Q ).

10.59*	Form of Salary Stock Agreement with Cathleen H. Nash and Judith L. Klawinski (2010) (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.60*	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas C. Shafer relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.61*	Form of Long-Term Incentive Restricted Stock Unit Agreement with Thomas W. Gallagher relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.62*	Form of Amended and Restated Change in Control Agreement with Cathleen H. Nash, Judith L. Klawinski and Thomas W. Gallagher (2010) (Citizens’ 2010 Third Quarter Report on Form 10-Q).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Current management contracts or compensatory plans or arrangements.

[THIS PAGE IS INTENTIONALLY LEFT BLANK]