Form 10-Q
period 2011-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2011-05-05
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Stock, No Par Value	397,777,045 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets (Unaudited)
Citizens Republic Bancorp, Inc.

	March 31,	December 31,	March 31,
(in thousands, except share amounts)	2011	2010	2010

Assets
Cash and due from banks	$136,638	$127,585	$148,161
Money market investments	495,562	409,079	760,746
Investment Securities:
Securities available for sale, at fair value	2,119,416	2,049,528	2,057,599
Securities held to maturity, at amortized cost (fair value of $541,646, $469,421 and $115,484, respectively)	547,449	474,832	113,259

Total investment securities	2,666,865	2,524,360	2,170,858
FHLB and Federal Reserve stock	143,873	143,873	155,084
Portfolio loans:
Commercial and industrial	1,353,167	1,474,227	1,824,801
Commercial real estate	1,794,284	2,120,735	2,768,299

Total commercial	3,147,451	3,594,962	4,593,100
Residential mortgage	727,304	756,245	877,201
Direct consumer	1,006,424	1,045,530	1,174,726
Indirect consumer	823,019	819,865	794,183

Total portfolio loans	5,704,198	6,216,602	7,439,210
Less: Allowance for loan losses	(224,117)	(296,031)	(322,377)

Net portfolio loans	5,480,081	5,920,571	7,116,833
Loans held for sale	38,121	40,347	107,772
Premises and equipment	102,162	104,714	108,680
Goodwill	318,150	318,150	318,150
Other intangible assets	9,626	10,454	13,247
Bank owned life insurance	218,016	217,757	216,179
Other assets	115,019	148,755	212,115
Assets of discontinued operations	—	—	324,097

Total assets	$9,724,113	$9,965,645	$11,651,922

Liabilities
Noninterest-bearing deposits	$1,413,920	$1,325,383	$1,239,352
Interest-bearing demand deposits	956,676	947,953	1,057,094
Savings deposits	2,646,851	2,600,750	2,533,002
Time deposits	2,674,058	2,852,748	3,651,750

Total deposits	7,691,505	7,726,834	8,481,198
Federal funds purchased and securities sold under agreements to repurchase	40,069	41,699	30,209
Other short-term borrowings	690	620	2,920
Other liabilities	139,819	152,072	133,893
Long-term debt	906,629	1,032,689	1,337,746
Liabilities of discontinued operations	—	—	421,562

Total liabilities	8,778,712	8,953,914	10,407,528
Shareholders’ Equity
Preferred stock — no par value Authorized — 5,000,000 shares; Issued and outstanding — 300,000 at 3/31/11, 12/31/10, and 3/31/10, redemption value of $300 million	279,955	278,300	273,522
Common stock — no par value Authorized — 1,050,000,000 shares at 3/31/11,12/31/10, and 3/31/10; Issued and outstanding — 397,782,546 at 3/31/11, 397,167,137 at 12/31/10 and 394,391,857 at 3/31/10	1,432,271	1,431,829	1,430,273
Retained deficit	(752,547)	(678,242)	(453,910)
Accumulated other comprehensive loss	(14,278)	(20,156)	(5,491)

Total shareholders’ equity	945,401	1,011,731	1,244,394

Total liabilities and shareholders’ equity	$9,724,113	$9,965,645	$11,651,922

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp, Inc.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010

Interest Income
Interest and fees on loans	$80,711	$101,742
Interest and dividends on investment securities:
Taxable	19,610	18,261
Tax-exempt	3,086	5,285
Dividends on FHLB and Federal Reserve stock	1,125	1,002
Money market investments	253	424

Total interest income	104,785	126,714

Interest Expense
Deposits	16,375	29,511
Short-term borrowings	18	24
Long-term debt	9,778	15,990

Total interest expense	26,171	45,525

Net Interest Income	78,614	81,189
Provision for loan losses	88,724	101,355

Net interest loss after provision for loan losses	(10,110)	(20,166)

Noninterest Income
Service charges on deposit accounts	9,429	9,684
Trust fees	3,923	3,795
Mortgage and other loan income	2,942	2,589
Brokerage and investment fees	1,108	933
ATM network user fees	1,755	1,597
Bankcard fees	2,238	2,007
Net loss on loans held for sale	(1,106)	(7,702)
Investment securities (losses) gains	(383)	6,016
Other income	3,237	3,474

Total noninterest income	23,143	22,393
Noninterest Expense
Salaries and employee benefits	31,018	29,947
Occupancy	7,562	7,461
Professional services	2,219	2,253
Equipment	3,052	3,072
Data processing services	4,352	4,629
Advertising and public relations	569	1,297
Postage and delivery	1,116	1,014
Other loan expenses	5,255	5,974
Losses on other real estate (ORE)	9,122	6,763
ORE expenses	1,768	1,190
Intangible asset amortization	828	1,130
Other expense	14,795	13,373

Total noninterest expense	81,656	78,103

Loss from Continuing Operations Before Income Taxes	(68,623)	(75,876)
Income tax provision from continuing operations	55	147

Loss from Continuing Operations	(68,678)	(76,023)
Discontinued operations:
Loss from income from discontinued operations (net of income tax)	—	(8,973)

Net Loss	(68,678)	(84,996)
Dividend on redeemable preferred stock	(5,627)	(5,282)

Net Loss Attributable to Common Shareholders	$(74,305)	$(90,278)

Loss Per Share from Continuing Operations
Basic	$(0.19)	$(0.21)
Diluted	(0.19)	(0.21)
Loss Per Share from Discontinued Operations
Basic	$—	$(0.02)
Diluted	—	(0.02)
Net Loss Per Common Share
Basic	$(0.19)	$(0.23)
Diluted	(0.19)	(0.23)
Average Common Shares Outstanding
Basic	394,060	393,779
Diluted	394,060	393,779
See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp, Inc.

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(in thousands)	Stock	Shares	Amount	Deficit	Income (Loss)	Total

Balance at December 31, 2010	$278,300	397,167	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive loss, net of tax:
Net loss				(68,678)		(68,678)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale					7,418
Net change in unrealized loss on qualifying cash flow hedges					(1,540)

Other comprehensive income total						5,878

Total comprehensive loss						(62,800)
Accrued dividend on redeemable preferred stock				(3,972)		(3,972)
Accretion of preferred stock discount	1,655			(1,655)		—
Proceeds from restricted stock activity		617	—			—
Recognition of stock-based compensation			443			443
Shares purchased for taxes		(1)	(1)			(1)

Balance — March 31, 2011	$279,955	397,783	$1,432,271	$(752,547)	$(14,278)	$945,401

Balance at December 31, 2009	$271,990	394,397	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(84,996)		(84,996)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale					2,299
Net change in unrealized loss on qualifying cash flow hedges					(697)

Other comprehensive income total						1,602

Total comprehensive loss						(83,395)
Accrued dividend on preferred stock				(3,750)		(3,750)
Accretion of preferred stock discount	1,532			(1,532)		—
Proceeds from restricted stock activity		(5)	—			—
Recognition of stock-based compensation			502			502

Balance — March 31, 2010	$273,522	394,392	$1,430,273	$(453,910)	$(5,491)	$1,244,394

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp, Inc.

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Operating Activities:
Net Loss	$(68,678)	$(84,996)
Less: Loss from discontinued operations, net of income tax	—	(8,973)

Loss from continuing operations	(68,678)	(76,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	88,724	101,355
Deferred tax expense	55	147
Depreciation and software amortization	2,844	3,041
Amortization of intangibles	828	1,130
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(1,504)	(2,054)
Fair value adjustment on loans held for sale and other real estate	6,177	6,897
Net amortization on investment securities	4,109	539
Investment securities losses (gains)	383	(6,016)
Loans originated for sale	(50,032)	(37,909)
Proceeds from loans held for sale	61,706	40,537
Net gains from loan sales	(1,446)	(968)
Net loss on other real estate	2,946	1,150
Recognition of stock-based compensation expense	443	502
Other	(2,133)	7,376
Discontinued operations, net	—	(7,508)

Net cash provided by operating activities	44,422	32,196
Investing Activities:
Net increase in money market investments	(86,483)	(74,460)
Securities available-for-sale:
Proceeds from sales	2,369	153,463
Proceeds from maturities and payments	167,857	306,062
Purchases	(236,673)	(432,675)
Securities held-to-maturity:
Proceeds from maturities and payments	8,552	995
Purchases	(81,621)	—
Net decrease in loans and leases	337,039	188,860
Proceeds from sales of other real estate	15,809	10,281
Net increase in properties and equipment	(292)	(1,018)
Discontinued operations, net	—	10,131

Net cash provided by investing activities	126,557	161,639
Financing Activities:
Net increase in demand and savings deposits	143,360	25,740
Net decrease in time deposits	(178,689)	(45,427)
Net decrease in short-term borrowings	(1,560)	(6,670)
Principal reductions in long-term debt	(125,036)	(174,912)
Shares purchased for taxes	(1)	(498)

Net cash used by financing activities	(161,926)	(201,767)

Net increase (decrease) in cash and due from banks	9,053	(7,932)
Cash and due from banks at beginning of period, continuing operations	127,585	149,049
Cash and due from banks at beginning of period, discontinued operations	—	7,044

Cash and due from banks at beginning of period	127,585	156,093

Cash and due from banks at end of period, continuing operations	136,638	143,259
Cash and due from banks at end of period, discontinued operations	—	4,902

Cash and due from banks at end of period	$136,638	$148,161

Supplemental Cash Flow Information:
Interest paid	$25,531	$55,832
Income tax paid, net of refunds	3,000	—
Supplemental Disclosures of noncash items:
Loans transferred to other real estate owned	4,469	11,961
Loans transferred to held-for-sale	75,696	41,054
Held for sale loans transferred to other real estate owned	184	538
Accrued dividend on redeemable preferred stock	3,972	3,750
Accretion of preferred stock discount	1,655	1,532
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc.
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2010 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2010 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
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
Discontinued Operations
On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank — Iowa (“F&M”). On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. Citizens has no continuing cash flow from F&M. As of the transaction sale date, the assets and liabilities of F&M were removed from Citizens consolidated balance sheet. The financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation.

New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)
Accounting Standard Update (“ASU”)
FASB ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”
The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 was effective for Citizens in the first quarter of 2011. The adoption of ASU 2010-28 did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”
The portion of this ASU effective for the current reporting period includes new disclosures about activity that occurs during a reporting period. The activity-based disclosures required by ASU 2010-20 were effective for Citizens in the first quarter of 2011. The adoption of these disclosures did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”
The portion of this ASU effective for the current reporting period includes new disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. The roll-forward disclosures required by ASU 2010-06 were effective for Citizens in the first quarter of 2011. The adoption of these disclosures did not have a material impact on Citizens’ financial condition, results of operations or liquidity.
Note 2. Pending Accounting Pronouncements
FASB ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”
The amendments in this ASU clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU 2011-02 is effective for Citizens in the third quarter of 2011. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ disclosures about troubled debt restructurings.

Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of March 31, 2011 and December 31, 2010 follow:

	March 31, 2011				December 31, 2010
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$—	$—	$—	$—	$5,510	$5,557	$47	$—
Collateralized mortgage obligations	619,985	624,256	7,843	3,572	596,308	599,264	8,181	5,225
Mortgage-backed	1,295,977	1,327,735	33,807	2,049	1,232,571	1,259,131	30,661	4,101
State and municipal	163,626	166,510	3,523	639	181,719	183,584	3,188	1,323
Other	913	915	42	40	1,985	1,992	45	38

Total available for sale	$2,080,501	$2,119,416	$45,215	$6,300	$2,018,093	$2,049,528	$42,122	$10,687

Securities held to maturity:
Mortgage-backed(1)	$438,316	$429,835	$—	$8,481	$363,427	$356,652	$—	$6,775
State and municipal	109,133	111,811	3,199	521	111,405	112,769	2,269	905

Total held to maturity	$547,449	$541,646	$3,199	$9,002	$474,832	$469,421	$2,269	$7,680

FHLB and Federal Reserve stock	$143,873	$143,873	$—	$—	$143,873	$143,873	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.
Securities with amortized cost of $0.8 billion at March 31, 2011 and December 31, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at March 31, 2011 and December 31, 2010.
In December 2010, Citizens transferred certain mortgage-backed securities from the available-for-sale to the held-to-maturity category. Management determined that it had both the ability to hold these investments and the intent to do so. The securities transferred had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $2.6 million will be amortized over the remaining life of the security as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.
The amortized cost and estimated fair value of debt securities by maturity at March 31, 2011 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
State and municipal and other
Contractual maturity within one year	$25,221	$25,372
After one year through five years	25,732	26,559
After five years through ten years	67,327	68,801
After ten years	45,346	45,778

Subtotal	163,626	166,510
Collateralized mortgage obligations and mortgage-backed	1,915,962	1,951,991
Other	913	915

Total available for sale	$2,080,501	$2,119,416

Securities held to maturity:
State and municipal and other
Contractual maturity within one year	$2,958	$2,996
After one year through five years	1,153	1,196
After five years through ten years	58,291	60,397
After ten years	46,731	47,222

Subtotal	109,133	111,811
Mortgage-backed	438,316	429,835

Total held to maturity	$547,449	$541,646

As of March 31, 2011, 152 securities had unrealized losses compared with 229 securities as of December 31, 2010. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of March 31, 2011 and December 31, 2010 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
March 31, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$164,383	$1,918	$16,250	$1,654	$180,633	$3,572
Mortgage-backed	320,116	2,046	131	3	320,247	2,049
State and municipal	19,933	436	3,297	203	23,230	639
Other	—	—	102	40	102	40

Total available for sale	$504,432	$4,400	$19,780	$1,900	$524,212	$6,300

Securities held to maturity:
Mortgage-backed	$429,835	$8,481	$—	$—	$429,835	$8,481
State and municipal	14,565	521	—	—	14,565	521

Total held to maturity	$444,400	$9,002	$—	$—	$444,400	$9,002

	Less than 12 Months		More than 12 Months		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$151,618	$2,417	$25,726	$2,808	$177,344	$5,225
Mortgage-backed	293,745	4,098	135	3	293,880	4,101
State and municipal	41,580	1,138	3,289	185	44,869	1,323
Other	—	—	102	38	102	38

Total available for sale	$486,943	$7,653	$29,252	$3,034	$516,195	$10,687

Securities held to maturity:
Mortgage-backed	$356,652	$6,775	$—	$—	$356,652	$6,775
State and municipal	32,082	905	—	—	32,082	905

Total held to maturity	$388,734	$7,680	$—	$—	$388,734	$7,680

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of March 31, 2011, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other aforementioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At March 31, 2011, the whole loan CMOs had a market value of $180.6 million with gross unrealized losses of $3.6 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the March 31, 2011 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at March 31, 2011.
For the three months ended March 31, 2011, Citizens completed security sales with an amortized cost of $2.8 million of available for sale securities and recorded a net loss of $0.4 million, in accordance with Citizens policy regarding security downgrades. During the first three months of 2010, Citizens completed security sales with an amortized cost of $147.6 million and recorded a gain of $6.0 million.
Note 4. Loans, Nonperforming Assets, Allowance for Loan Losses, and Loans Held for Sale
Citizens primarily extends credit within the Midwestern states of Michigan, Wisconsin, and Ohio. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
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
Citizens recognized $0.3 million of interest income on nonperforming loans during the first quarter of 2011. Had nonaccrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.1 million in the first quarter of 2011. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as nonaccrual or restructured at March 31, 2011.
An age analysis of financing receivables, segregated by class, as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
		Loans 90+ Days Past
	Loans Accruing	Due & Still			Current Portfolio	Total Portfolio
(in thousands)	30-89 Days Past Due	Accruing	Non-Accruing Loans	Total Past Due Loans	Loans	Loans

Land hold	$509	$—	$1,154	$1,663	$15,610	$17,273
Land development	—	—	78	78	22,666	22,744
Construction	—	—	395	395	22,902	23,297
Income producing	4,817	—	28,250	33,067	1,005,607	1,038,674
Owner-occupied	1,981	—	21,738	23,719	668,577	692,296

Total commercial real estate	7,307	—	51,615	58,922	1,735,362	1,794,284
Commercial and industrial	1,454	660	19,494	21,608	1,012,529	1,034,137
Small business	4,723	—	6,291	11,014	308,016	319,030

Total commercial	13,484	660	77,400	91,544	3,055,907	3,147,451

Residential mortgage	10,279	—	30,385	40,664	686,640	727,304
Direct consumer	17,210	—	13,043	30,253	976,171	1,006,424
Indirect consumer	10,187	—	1,169	11,356	811,663	823,019

Total consumer	37,676	—	44,597	82,273	2,474,474	2,556,747

Total financing receivables	$51,160	$660	$121,997	$173,817	$5,530,381	$5,704,198

	December 31, 2010
		Loans 90+ Days Past
	Loans Accruing	Due & Still			Current Portfolio	Total Portfolio
(in thousands)	30-89 Days Past Due	Accruing	Non-Accruing Loans	Total Past Due Loans	Loans	Loans

Land hold	$2,233	$—	$3,250	$5,483	$22,776	$28,259
Land development	216	—	3,070	3,286	31,514	34,800
Construction	464	—	7,472	7,936	95,751	103,687
Income producing	20,643	—	62,021	82,664	1,088,318	1,170,982
Owner-occupied	14,705	—	42,826	57,531	725,476	783,007

Total commercial real estate	38,261	—	118,639	156,900	1,963,835	2,120,735
Commercial and industrial	5,801	1,573	47,508	54,882	1,085,645	1,140,527
Small business	3,257	—	10,244	13,501	320,199	333,700

Total commercial	47,319	1,573	176,391	225,283	3,369,679	3,594,962

Residential mortgage	15,389	—	22,076	37,465	718,780	756,245
Direct consumer	22,379	—	12,562	34,941	1,010,589	1,045,530
Indirect consumer	13,287	—	1,279	14,566	805,299	819,865

Total consumer	51,055	—	35,917	86,972	2,534,668	2,621,640

Total financing receivables	$98,374	$1,573	$212,308	$312,255	$5,904,347	$6,216,602

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
A summary of information regarding loans individually reviewed for impairment, segregated by class, as of March 31, 2011 and December 31, 2010, are set forth in the following table.

	March 31, 2011

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total Recorded	Specific	Average Recorded
(in thousands)	Principal Balance	with No Specific Allowance	with Specific Allowance	Investment	Related Allowance	Investment

Nonaccrual loans (impaired)
Land hold	$553	$—	$183	$183	$22	$1,095
Land development	—	—	—	—	—	1,341
Construction	471	238	—	238	—	3,503
Income producing	27,931	6,534	16,570	23,104	6,085	38,783
Owner-occupied	18,713	10,296	3,566	13,862	630	23,176

Total commercial real estate	47,668	17,068	20,319	37,387	6,737	67,898
Commercial and industrial	26,213	12,381	3,963	16,344	617	29,297
Small business	710	—	688	688	78	971

Total commercial	74,591	29,449	24,970	54,419	7,432	98,166
Residential mortgage	10,058	—	10,058	10,058	1,988	7,627
Direct consumer	1,119	—	1,048	1,048	114	1,061

Total consumer	11,177	—	11,106	11,106	2,102	8,688

Total nonaccrual loans (impaired)	85,768	29,449	36,076	65,525	9,534	106,854

Accrual loans (impaired)
Residential mortgage	162	—	162	162	31	162
Direct consumer	620	—	620	620	70	361

Total accrual loans (impaired)	782	—	782	782	101	523

Total impaired loans	$86,550	$29,449	$36,858	$66,307	$9,635	$107,377

	December 31, 2010

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total Recorded	Specific	Average Recorded
(in thousands)	Principal Balance	with No Specific Allowance	with Specific Allowance	Investment	Related Allowance	Investment

Nonaccrual loans (impaired)
Land hold	$2,007	$—	$2,007	$2,007	$1,719	$2,882
Land development	5,954	1,224	1,458	2,682	842	16,526
Construction	9,151	—	6,769	6,769	1,413	22,752
Income producing	76,310	21,315	33,145	54,460	11,759	112,214
Owner-occupied	39,018	13,153	19,337	32,490	7,786	50,976

Total commercial real estate	132,440	35,692	62,716	98,408	23,519	205,350
Commercial and industrial	51,300	9,357	32,894	42,251	9,298	45,521
Small business	1,272	445	809	1,254	173	714

Total commercial	185,012	45,494	96,419	141,913	32,990	251,585
Residential mortgage	5,196	—	5,196	5,196	1,079	5,129
Direct consumer	1,127	—	1,074	1,074	115	1,107

Total consumer	6,323	—	6,270	6,270	1,194	6,236

Total nonaccrual loans (impaired)	191,335	45,494	102,689	148,183	34,184	257,821

Accrual loans (impaired)
Residential mortgage	162	—	162	162	31	163
Direct consumer	101	—	101	101	15	26

Total accrual loans (impaired)	263	—	263	263	46	189

Total impaired loans	$191,598	$45,494	$102,952	$148,446	$34,230	$258,010

Credit Quality Indicators. Citizens categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Citizens analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million and non-homogeneous loans, such as commercial and industrial and commercial real estate loans. Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with Citizens’ credit policy. The Company uses the following definitions for risk ratings:

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
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation for full value, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Commercial loans considered doubtful are evaluated for impairment as part of the specific allocated allowance.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, the risk category of commercial loans by class follows.

			March 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$3,533	$8,382	$5,336	$22	$17,273
Land development	12,823	682	9,239	—	22,744
Construction	18,385	4,635	238	39	23,297
Income producing	685,242	202,405	144,882	6,145	1,038,674
Owner-occupied	540,822	64,876	85,894	704	692,296

Total commercial real estate	1,260,805	280,980	245,589	6,910	1,794,284
Commercial and industrial	801,754	106,382	125,158	843	1,034,137
Small business	268,790	24,814	25,061	365	319,030

Total commercial	$2,331,349	$412,176	$395,808	$8,118	$3,147,451

			December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$3,611	$10,126	$12,803	$1,719	$28,259
Land development	13,057	693	20,209	841	34,800
Construction	62,981	18,809	20,253	1,644	103,687
Income producing	664,151	198,323	296,771	11,737	1,170,982
Owner-occupied	550,074	81,133	143,928	7,872	783,007

Total commercial real estate	1,293,874	309,084	493,964	23,813	2,120,735
Commercial and industrial	799,823	140,099	191,144	9,461	1,140,527
Small business	280,697	23,483	28,994	526	333,700

Total commercial	$2,374,394	$472,666	$714,102	$33,800	$3,594,962

For the residential and consumer loan class, Citizens evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010.

		March 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$695,501	$991,098	$821,850	$2,508,449
Nonperforming	31,803	15,326	1,169	48,298

Total	$727,304	$1,006,424	$823,019	$2,556,747

		December 31, 2010
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$732,309	$1,031,430	$818,586	$2,582,325
Nonperforming	23,936	14,100	1,279	39,315

Total	$756,245	$1,045,530	$819,865	$2,621,640

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

	Allowance for					Allowance for
	Loan Losses at	Provision for				Loan Losses at
(in thousands)	December 31, 2010	Loan Losses	Charge-offs	Recoveries	Net charge-offs	March 31, 2011

Commercial and industrial	$26,619	$17,635	$(29,712)	$1,603	$(28,109)	$16,145
Small business	16,334	1,495	(4,078)	174	(3,904)	13,925
Commercial real estate	156,623	56,425	(118,721)	913	(117,808)	95,240

Total commercial	199,576	75,555	(152,511)	2,690	(149,821)	125,310
Residential mortgage	47,623	7,679	(3,403)	3	(3,400)	51,902
Direct consumer	32,255	5,237	(6,468)	972	(5,496)	31,996
Indirect consumer	16,577	253	(2,472)	551	(1,921)	14,909

Total	$296,031	$88,724	$(164,854)	$4,216	$(160,638)	$224,117

A summary of allowance for loan losses, segregated by portfolio segment, as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011

	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for		Allowance for
(in thousands)	Impairment	Impairment	Unallocated	Loan Losses

Commercial and industrial	$617	$15,528	$—	$16,145
Small business	78	13,847	—	13,925
Commercial real estate	6,736	84,754	3,750	95,240

Total commercial	7,431	114,129	3,750	125,310
Residential mortgage	2,019	49,883	—	51,902
Direct consumer	185	31,811	—	31,996
Indirect consumer	—	14,909	—	14,909

Total allowance for loan losses	$9,635	$210,732	$3,750	$224,117

	December 31, 2010

	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for		Allowance for
(in thousands)	Impairment	Impairment	Unallocated	Loan Losses

Commercial and industrial	$9,298	$17,321	$—	$26,619
Small business	173	16,161	—	16,334
Commercial real estate	23,519	128,604	4,500	156,623

Total commercial	32,990	162,086	4,500	199,576
Residential mortgage	1,110	46,513	—	47,623
Direct consumer	130	32,125	—	32,255
Indirect consumer	—	16,577	—	16,577

Total allowance for loan losses	$34,230	$257,301	$4,500	$296,031

A summary of the recorded investment in loans, segregated by portfolio segment, as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011

	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$16,344	$998,266	$19,527	$1,034,137
Small business	688	318,158	184	319,030
Commercial real estate	37,387	1,760,171	(3,274)	1,794,284

Total commercial	54,419	3,076,595	16,437	3,147,451
Residential mortgage	10,220	718,804	(1,720)	727,304
Direct consumer	1,668	1,005,628	(872)	1,006,424
Indirect consumer	—	805,788	17,231	823,019

Total portfolio loans	$66,307	$5,606,815	$31,076	$5,704,198

	December 31, 2010

	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$42,251	$1,085,404	$12,872	$1,140,527
Small business	1,254	332,267	179	333,700
Commercial real estate	98,408	2,024,321	(1,994)	2,120,735

Total commercial	141,913	3,441,992	11,057	3,594,962
Residential mortgage	5,358	749,368	1,519	756,245
Direct consumer	1,175	1,047,286	(2,931)	1,045,530
Indirect consumer	—	802,894	16,971	819,865

Total portfolio loans	$148,446	$6,041,540	$26,616	$6,216,602

Loans Held for Sale.    During the first quarter of 2011, $53.7 million in commercial loans were transferred to held for sale and then subsequently sold.
Note 5. Long-Term Debt
The components of long-term debt as of March 31, 2011 and December 31, 2010 are presented below.

	March 31,	December 31,
(in thousands)	2011	2010

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$16,973	$16,932
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,479	48,382
Subsidiaries:
Federal Home Loan Bank advances	711,222	837,410
Other borrowed funds	104,181	104,191

Total long-term debt	$906,629	$1,032,689

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of March 31, 2011 and December 31, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $6.0 million and $4.9 million, respectively.
Note 6. Income Taxes
The income tax provision for the first quarter of 2011 was $0.1 million, essentially unchanged from the first quarter of 2010. The effective tax rate for the first quarter of 2011 was (0.08) %, which includes adjustments for tax-exempt income and the deferred tax asset valuation allowance. The expense for the first quarter of 2011 is directly related to the deferred tax expense from the amortization of tax deductible goodwill.
Note 7. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2011 and 2010 are presented below.

		Net Unrealized
	Net Unrealized	Gain(Loss) On
	Gain(Loss) On	Derivative	Pension and Post-
(in thousands)	Investments	Instruments	Retirement	Total

Balance at December 31, 2010	$3,963	$7,368	$(31,487)	$(20,156)
Comprehensive income (loss), net of tax:
Net loss
Other comprehensive (loss) income, net of tax:
Net unrealized gain on securities available-for-sale	7,801	—	—	7,801
Reclassification adjustment for net loss on securities included in net income	(383)	—	—	(383)
Net unrealized loss on qualifying cash flow hedges	—	(1,540)	—	(1,540)

Other comprehensive income (loss) total	7,418	(1,540)	—	5,878

Balance at March 31, 2011	$11,381	$5,828	$(31,487)	$(14,278)

Balance at December 31, 2009	$10,593	$13,089	$(30,775)	$(7,093)
Comprehensive income (loss), net of tax:
Net loss
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities available-for-sale	(3,717)	—	—	(3,717)
Reclassification adjustment for net gain on securities included in net income	6,016	—	—	6,016
Net unrealized loss on qualifying cash flow hedges	—	(697)	—	(697)

Other comprehensive income (loss) total	2,299	(697)	—	1,602

Balance at March 31, 2010	$12,892	$12,392	$(30,775)	$(5,491)

The accumulated net unrealized gain on cash flow hedges was $5.8 million at March 31, 2011 and $7.4 million at December 31, 2010.
Note 8. Fair Values of Assets and Liabilities
Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$136,638	$136,638	$127,585	$127,585
Money market investments	495,562	495,562	409,079	409,079
Securities available for sale	2,119,416	2,119,416	2,049,528	2,049,528
Securities held to maturity	547,449	541,646	474,832	469,421
FHLB and Federal Reserve stock	143,873	143,873	143,873	143,873
Net portfolio loans	5,480,081	4,763,621	5,920,571	5,157,339
Deferred compensation assets	10,341	10,341	10,951	10,951
Loans held for sale	38,121	38,121	40,347	40,347
Accrued interest receivable	32,545	32,545	33,310	33,310
Financial liabilities:
Deposits	7,691,505	7,731,530	7,726,834	7,778,461
Short-term borrowings	40,759	40,759	42,319	42,319
Long-term debt	906,629	941,416	1,032,689	1,071,250
Accrued interest payable	11,541	11,541	10,901	10,901
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(944)	(3,480)	(1,357)	(4,980)
Derivative instruments	247	247	1,862	1,862

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the three month period ended March 31, 2011.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. Fair value may also be measured using the present value of expected future cash flows discounted at the loan's effective interest rate. Since certain assumptions and unobservable inputs are currently being used in both techniques, impaired loans are recorded as Level 3 in the fair-value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.
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
Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, adjusted based on management’s judgment due to current market conditions. Fair value may also be measured using the present value of expected future cash flows discounted at the loan's effective inters rate. Citizens records commercial loans held for sale as nonrecurring Level 3.
Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. Commercial properties and former branch locations are carried at the lower of cost or market value at the time of acquisition based on the fair value of the underlying property, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to other expenses as incurred. Citizens records ORE properties as nonrecurring Level 3.
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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011.

March 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$624,256	$—	$624,246	$10
Mortgage-backed	1,327,735	—	1,327,735	—
State and municipal	166,510	—	162,819	3,691
Other	915	—	657	258

Total available for sale	2,119,416	—	2,115,457	3,959

Other assets:
Derivatives designated as hedging instruments	473	—	473	—
Derivatives not designated as hedging instruments	20,614	—	20,614	—
Deferred compensation assets	10,341	7,569	2,772	—

Total other assets	31,428	7,569	23,859	—

Total	$2,150,844	$7,569	$2,139,316	$3,959

Other liabilities:
Derivatives not designated as hedging instruments	$20,840	$—	$20,840	$—

Total other liabilities	20,840	—	20,840	—

Total	$20,840	$—	$20,840	$—

There were no transfers between levels within the fair value hierarchy during the three month period ended March 31, 2011. The following table presents the reconciliation of Level 3 assets held by Citizens at March 31, 2011.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other				Balance at
	December 31,	Recorded in Earnings		Comprehensive				March 31,
(in thousands)	2010	Realized (1)	Unrealized	Income (Pretax)	Settlements	Transfers In	Transfers Out	2011
| | | | | | | |
Securities available for sale
Collateralized mortgage obligations	$11	$—	$—	$—	$(1)	$—	$—	$10
State and municipal	3,812	48	—	(19)	(150)	—	—	3,691
Other	336	22	—	—	(100)	—	—	258

Total	$4,159	$70	$—	$(19)	$(251)	$—	$—	$3,959

(1)	Recorded through Interest Income on the Consolidated Statement of Operations. No purchases, sales, or issuances for the period.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of March 31, 2011.

March 31, 2011	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$172,338	$21,302	$—	$—	$21,302
Commercial loans held for sale	5,379	3,111	—	—	3,111
Residential mortgage loans held for sale	12	—	—	—	—
Other real estate	8,753	4,261	—	—	4,261
Repossessed assets	2,571	1,311	—	—	1,311

Total	$189,053	$29,985	$—	$—	$29,985

Note 9. Pension Benefit Cost
Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. The components of retirement benefit cost for the three months ended March 31, 2011 and 2010 are presented below.

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Defined Benefit Pension Plans
Interest cost	$955	$1,039
Expected return on plan assets	(1,018)	(1,200)
Amortization of unrecognized:
Prior service cost	8	8
Net actuarial loss	832	556

Net pension cost	777	403

Supplemental Pension Plans
Interest cost	189	188
Amortization of unrecognized:
Net actuarial loss	5	3

Net pension cost	194	191

Postretirement Benefit Plans
Interest cost	144	152
Amortization of unrecognized:
Prior service cost	(72)	(67)
Net actuarial gain	(72)	(8)

Net postretirement benefit cost	—	77

Total periodic benefit cost	$971	$671

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k) plans. Citizens made a cash contribution of $0.1 million to the defined benefit pension plan during the first three months of 2011 and expects to make a contribution of $0.2 million during the remaining nine months of the year. During the first three months of 2011, Citizens contributed $0.1 million to the supplemental pension plans and anticipates that an additional $0.4 million of contributions will be made during the remaining nine months of the year. Citizens contributed $0.1 million to the postretirement benefit plan during the first three months of 2011 and anticipates making an additional $0.4 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009.
The pension plan assets for which Citizens determines fair value include short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at March 31, 2011. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets at March 31, 2011 are as follows:

March 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,495	$—	$2,495	$—
Equity securities
Large cap (1)	19,736	—	19,736	—
Mid-cap	5,002	—	5,002	—
Small-cap	7,230	—	7,230	—
International equity	10,281	—	10,281	—
Fixed income securities
Intermediate term fixed (2)	22,112	—	22,112	—

Total	$66,856	$—	$66,856	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.

(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
Note 10. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At March 31, 2011, Citizens had 16,536,230 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no amortized costs associated with stock options since 2009.
The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock units, and restricted stock awards included in the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Restricted stock compensation and restricted stock unit compensation	$486	$502

Stock-based compensation expense before income taxes	486	502
Income tax benefit (1)	(170)	(176)

Total stock-based compensation expense after income taxes	$316	$326

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.
New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
As of March 31, 2011, $2.4 million of total unrecognized compensation cost related to stock options and restricted stock is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2011.

		Weighted-Average
	Number of	Per Share Grant
	Shares	Date Fair Value

Restricted stock at December 31, 2010	3,109,998	$1.33
Granted	724,308	0.81
Vested	(14,727)	9.02
Forfeited	(107,248)	1.54

Restricted stock at March 31, 2011(1)	3,712,331	$1.19

(1)	Includes 273,374 vested shares under restriction prohibiting sale until conditions are met, inluding two years from grant date and certain TARP payments are made.
The total fair value of restricted stock vested during the three months ended March 31, 2011 was less than $0.1 million.
Note 11. Shareholders’ Equity and Earnings Per Share
During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its Series A Preferred Stock. While Citizens accrues for this obligation, it is currently in arrears in the amount of $19.3 million and $15.4 million with the dividend payments on the Series A Preferred Stock as of March 31, 2011 and December 31, 2010, respectively.
Earnings per common share is computed using the two-class method. As of March 31, 2011, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 25,041,895 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010

Numerator:
Loss from continuing operations	$(68,678)	$(76,023)
Dividend on redeemable preferred stock	(5,627)	(5,282)

Net loss from continuing operations available to common shareholders	(74,305)	(81,305)
Loss from discontinued operations (net of income tax)	—	(8,973)

Net loss attributable to common shareholders	$(74,305)	$(90,278)

Denominator:
Weighted average shares outstanding	397,298	394,393
Less: participating securities included in weighted average shares outstanding	(3,238)	(614)

Weighted average shares outstanding for basic and dilutive earnings per common share	394,060	393,779

Basic loss per common share from continuing operations	$(0.19)	$(0.21)

Diluted loss per common share from continuing operations	$(0.19)	$(0.21)

Basic loss per common share from discontinued operations	$—	$(0.02)

Diluted loss per common share from discontinued operations	$—	$(0.02)

Basic net loss per common share	$(0.19)	$(0.23)

Diluted net loss per common share	$(0.19)	$(0.23)

Note 12. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three months ended March 31, 2011 and 2010 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the Corporation. There are no significant intersegmental revenues.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Three Months Ended March 31, 2011
Net interest income (taxable equivalent)	$56,279	$8,615	$9,962	$144	$5,716	$80,716
Provision for loan losses	40,419	8,222	40,083	—	—	88,724

Net interest income after provision	15,860	393	(30,121)	144	5,716	(8,008)
Noninterest income	17,572	1,435	(1,557)	3,923	1,770	23,143
Noninterest expense	57,286	14,646	5,588	2,343	1,793	81,656

Income (loss) before income taxes	(23,854)	(12,818)	(37,266)	1,724	5,693	(66,521)
Income tax expense-taxable equivalent	(8,114)	(4,486)	(12,992)	610	27,139	2,157

Net (loss) income	$(15,740)	$(8,332)	$(24,274)	$1,114	$(21,446)	$(68,678)

Average assets (in millions)	$3,229	$1,620	$1,125	$17	$3,908	$9,899

Earnings Summary — Three Months Ended March 31, 2010
Net interest income (taxable equivalent)	$64,016	$7,491	$16,477	$145	$(3,583)	$84,546
Provision for loan losses	23,067	35,987	42,301	—	—	101,355

Net interest income after provision	40,949	(28,496)	(25,824)	145	(3,583)	(16,809)
Noninterest income	16,478	(1,023)	(5,007)	3,850	8,095	22,393
Noninterest expense	53,023	13,242	4,283	3,082	4,473	78,103

Income (loss) before income taxes	4,404	(42,761)	(35,114)	913	39	(72,519)
Income tax expense-taxable equivalent	1,865	(14,952)	(11,797)	326	28,062	3,504

Net income (loss) from continuing operations	2,539	(27,809)	(23,317)	587	(28,023)	(76,023)
Income (loss) from discontinued operations	986	(89)	162	78	(10,110)	(8,973)

Net income (loss)	$3,525	$(27,898)	$(23,155)	$665	$(38,133)	$(84,996)

Average assets (in millions)	$4,513	$1,861	$1,700	$13	$3,816	$11,903

Note 13. Commitments, Contingent Liabilities and Guarantees
The unaudited Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 90 days and unused lines of credit are reviewed at least annually. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods, and generally expire within one year. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on Citizens’ assessment of the client and may include receivables, inventories, real property and equipment.
Amounts available to clients under loan commitments and standby letters of credit follow.

	March 31,	December 31,
(in thousands)	2011	2010

Loan commitments and letters of credit:
Commitments to extend credit	$897,321	$953,340
Financial standby letters of credit	162,747	164,640
Performance standby letters of credit	5,885	7,015

Total loan commitments and letters of credit	$1,065,953	$1,124,995

Commitments outstanding to extend credit include home equity credit lines which totaled $363.8 million and $376.2 million at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. A liability of $1.1 million and $1.5 million was recorded at March 31, 2011 and December 31, 2010, respectively, representing the deferred revenue associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments Interest rate products	$473	$1,976	$—	$—
Derivatives not designated as hedging instruments Interest rate products	20,614	26,409	20,840	26,523

Total derivatives	$21,087	$28,385	$20,840	$26,523

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2011 and December 31, 2010, Citizens had 2 interest rate swaps with an aggregate notional amount of $60.0 million and 3 interest rate swaps with an aggregate notional amount of $160.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2011 and 2010.
In addition, one swap failed to qualify for hedge accounting due to a mismatch between the swap notional and the aggregate principal amount of the designated loan during the first quarter of 2010 and was subsequently terminated in April 2010. Accordingly, the change in fair value of this swap during the period from failure through termination was recognized directly in earnings. The fair value of this swap at March 31, 2010 and the change in fair value during the three months ended March 31, 2010 are disclosed under the section entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $0.5 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $2.2 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the unaudited Consolidated Financial Statements for the three months ended March 31, 2011 and 2010.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location			Location
			Reclassified in	Reclassified from		Recognized in
Derivatives Relationship			Statement of	Accumulated OCI into		Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Interest rate products	$18	$2,554	Interest income	$1,046	$2,052
			Other income	513	1,199	Other income	$—	$—

Total	$18	$2,554		$1,559	$3,251		$—	$—

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2011 and December 31, 2010, Citizens had 2 fair value interest rate swaps with an aggregate notional balance of $35.0 million and 4 fair value interest rate swaps with an aggregate notional balance of $170.0 million, respectively.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2011 and 2010, Citizens recognized gains of $0.5 million, and $1.6 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items.
The following table summarizes the impact of fair value hedges on the unaudited Consolidated Financial Statements for the three months ended March 31, 2011 and 2010.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in	Three Months Ended		Location in	Three Months Ended
Derivatives Relationship	Statement of	March 31,		Statement of	March 31,
(in thousands)	Operations	2011	2010	Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$(990)	$89	Interest expense	$1,460	$1,524
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of March 31, 2011 and December 31, 2010, Citizens had 200 derivative transactions with an aggregate notional amount of $712.1 million and 230 derivative transactions with an aggregate notional amount of $765.5 million, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the unaudited Consolidated Financial Statements for the three months ended March 31, 2011 and 2010.

		Amount of (Loss) Gain
		Recognized in Statement
		of Operations
	Location of (Loss) Gain	Three Months Ended
Derivatives Relationship	Recognized in	March 31,
(in thousands)	Statement of Operations	2011	2010
Derivatives not designated as hedges — Interest rate products	Other income	$(112)	$(490)
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
As of March 31, 2011, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $20.4 million. As of March 31, 2011, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $20.9 million. If credit risk related contingent features underlying these agreements had been triggered as of March 31, 2011, Citizens would not be required to pledge any additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of March 31, 2011, the aforementioned termination value approximated $0.7 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. The Corporation has the right to reclaim collateral assigned of $20.9 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Summary of Operations (in thousands)
Net interest income	$78,614	$81,731	$81,558	$84,586	$81,189
Provision for loan losses	88,724	131,296	89,617	70,614	101,355
Noninterest income (1)	23,143	24,028	25,956	22,282	22,393
Noninterest expense	81,656	77,234	74,740	77,010	78,103
Income tax provision from continuing operations	55	3,383	5,628	3,700	147
Loss from continuing operations before income taxes	(68,678)	(106,154)	(62,471)	(44,456)	(76,023)
Income (loss) from discontinued operations (after tax)	—	—	—	5,151	(8,973)
Net loss	(68,678)	(106,154)	(62,471)	(39,305)	(84,996)
Net loss attributable to common shareholders (2)	(74,305)	(111,699)	(67,922)	(44,711)	(90,278)
Taxable equivalent adjustment	2,102	2,247	2,372	2,605	3,357

Per Common Share Data
Loss from continuing operations:
Basic	$(0.19)	$(0.28)	$(0.17)	$(0.12)	$(0.21)
Diluted	(0.19)	(0.28)	(0.17)	(0.12)	(0.21)
Discontinued operations:
Basic	$—	$—	$—	$0.01	$(0.02)
Diluted	—	—	—	0.01	(0.02)
Net loss:
Basic	$(0.19)	$(0.28)	$(0.17)	$(0.11)	$(0.23)
Diluted	(0.19)	(0.28)	(0.17)	(0.11)	(0.23)
Common book value	1.67	1.85	2.22	2.37	2.46
Tangible book value (non-GAAP)	1.55	1.72	2.08	2.24	2.28
Tangible common book value (non-GAAP)	0.85	1.02	1.39	1.54	1.59
Shares outstanding, end of period (000)(3)	397,783	397,167	397,071	396,979	394,392

At Period End (millions)
Assets	$9,724	$9,966	$10,639	$10,834	$11,328
Earning assets	9,010	9,303	9,932	10,098	10,595
Portfolio loans	5,704	6,217	6,888	7,138	7,439
Allowance for loan losses	224	296	324	322	322
Deposits	7,692	7,727	8,101	8,222	8,481
Long-term debt	907	1,033	1,185	1,211	1,338
Shareholders’ equity	945	1,012	1,157	1,218	1,244

Average for the Quarter (millions)
Assets	$9,899	$10,468	$10,803	$11,156	$11,575
Earning assets	9,231	9,769	10,065	10,432	10,839
Portfolio loans	6,051	6,682	7,059	7,318	7,654
Allowance for loan losses	295	324	322	322	336
Deposits	7,730	7,965	8,198	8,431	8,544
Long-term debt	971	1,160	1,203	1,315	1,450
Shareholders’ equity	1,002	1,145	1,215	1,239	1,323

Financial Ratios (annualized)(4)
Return on average assets	(2.81)%	(4.02)%	(2.29)%	(1.60)%	(2.66)%
Return on average shareholders’ equity	(27.79)	(36.78)	(20.40)	(14.40)	(23.30)
Average shareholders’ equity / average assets	10.13	10.94	11.25	11.10	11.43
Net interest margin (FTE) (5)	3.53	3.42	3.32	3.35	3.14
Efficiency ratio (non-GAAP) (6)	78.33	71.39	68.02	75.93	77.39
Allowance for loan losses as a percent of portfolio loans	3.93	4.76	4.70	4.51	4.33
Allowance for loan losses as a percent of nonperforming loans	165.56	134.39	88.98	83.67	77.94
Allowance for loan losses as a percent of nonperforming assets	119.18	103.30	73.10	68.11	57.96
Nonperforming loans as a percent of portfolio loans	2.37	3.54	5.29	5.39	5.56
Nonperforming assets as a percent of portfolio loans plus ORAA(7)	3.26	4.55	6.35	6.53	7.32
Nonperforming assets as a percent of total assets	1.93	2.88	4.17	4.36	4.91
Net loans charged off as a percent of average portfolio loans (annualized)	10.77	9.46	4.91	3.90	6.25
Leverage ratio	7.39	7.71	8.50	8.72	8.47
Tier 1 capital ratio	11.90	12.11	12.41	12.79	12.12
Total capital ratio	13.24	13.51	13.80	14.17	13.49

(1)	Noninterest income includes a gain on investment securities of $8.0 million and $6.0 million in the second and first quarter of 2010.

(2)	Net loss attributable to common shareholders includes a non-cash dividend to preferred shareholders of $5.6 million in the first quarter of 2011 and $5.5 million, $5.4 million, $5.4 million and $5.3 million in the fourth, third, second and first quarters of 2010.

(3)	Includes participating shares, which are restricted stock units and restricted shares.

(4)	Financial ratios are based on continuing operations.

(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(6)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense - Goodwill impairment)/(Net interest income + taxable equivalent adjustment + Total noninterest income - Investment securities (losses) gains).

(7)	Other real estate assets acquired (“ORAA”) include loans held for sale.

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three months ended March 31, 2011. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2010 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to the Corporation’s banking subsidiary, Citizens Bank.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ net income to decline and could have a negative impact on its capital and financial position.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the Bank depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessment rate charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets and loss carryforwards.

•	Citizens’ stock price can be volatile.

•	If Citizens’ common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of its common stock could be adversely affected.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•	The Holding Company may not have sufficient resources to make capital contributions to the Bank if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the Bank’s capital ratios at acceptable levels.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with its regulators.

•	Our efforts to resolve problem assets in a manner beneficial to the Corporation may not be successful.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products

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
These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2010 Annual Report on Form 10-K and subsequent Forms 10-Q, which are available at the SEC’s web site www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2010 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2010 Annual Report on Form 10-K. For additional information regarding updates during 2011, see Notes 1 and 2 to the unaudited Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as net interest margin, efficiency ratio, tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio and pre-tax pre-provision profit. Citizens believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance of Citizens, its business, and performance trends and, to a lesser degree, such measures may help facilitate performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that Citizens’ performance is properly reflected to facilitate consistent period-to-period comparisons. Although Citizens believes the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
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
A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2010 and 2011 is measured against a PTPP performance target as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2010 full year results, the total cash compensation award linked to PTPP was $1.1 million. Additionally, during 2010, approximately 1,129,000 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. The grants are designed so that a portion of the compensation is based on provision expense while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments. The total potential cash compensation award linked to PTPP for 2011 is $0.9 million.
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
The following table displays the calculation of the efficiency ratio for the past five quarters and the calculation of the remainder of these non-GAAP measures other than pre-tax pre-provision profit, the calculation of which is set forth in the “Results of Operations — Summary” section, as of the end of each of those periods.

Non-GAAP Reconciliation
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Efficiency Ratio (non-GAAP) (in thousands)
Net interest income (A)	$78,614	$81,731	$81,558	$84,586	$81,189
Taxable equivalent adjustment (B)	2,102	2,247	2,372	2,605	3,357
Investment securities (losses) gain (C)	(383)	(171)	—	8,051	6,016
Noninterest income (D)	23,143	24,028	25,956	22,282	22,393
Noninterest expense (E)	81,656	77,234	74,740	77,010	78,103
Efficiency ratio: E/(A+B-C+D) (non-GAAP)	78.33%	71.39%	68.02%	75.93%	77.39%

Tangible Common Equity to Tangible Assets (non-GAAP) (in millions)
Total assets(1)	$9,724	$9,966	$10,639	$10,834	$11,652
Goodwill(2)	(318)	(318)	(318)	(318)	(331)
Other intangible assets	(10)	(11)	(11)	(12)	(13)

Tangible assets (non-GAAP)	$9,396	$9,637	$10,310	$10,504	$11,308

Total shareholders’ equity	$945	$1,012	$1,157	$1,218	$1,244
Goodwill(2)	(318)	(318)	(318)	(318)	(331)
Other intangible assets	(10)	(11)	(11)	(12)	(13)

Tangible equity (non-GAAP)	$617	$683	$828	$888	$900

Tangible equity	$617	$683	$828	$888	$900
Preferred stock	(280)	(278)	(277)	(275)	(274)

Tangible common equity (non-GAAP)	$337	$405	$551	$613	$626

Tier 1 Common Equity (non-GAAP) (in millions)
Total shareholders’ equity	$945	$1,012	$1,157	$1,218	$1,244
Qualifying capital securities	74	74	74	74	74
Goodwill(2)	(318)	(318)	(318)	(318)	(331)
Accumulated other comprehensive loss (income)	14	20	(16)	(10)	6
Other intangible assets	(10)	(11)	(11)	(12)	(13)

Tier 1 capital (regulatory)	$705	$777	$886	$952	$980

Tier 1 capital (regulatory)	$705	$777	$886	$952	$980
Qualifying capital securities	(74)	(74)	(74)	(74)	(74)
Preferred stock	(280)	(278)	(277)	(275)	(274)

Total Tier 1 common equity (non-GAAP)	$351	$425	$535	$603	$632

Net risk-weighted assets (regulatory)(3)	$5,930	$6,417	$7,133	$7,432	$8,083

Equity to assets	9.72%	10.15%	10.88%	11.24%	10.68%
Tier 1 common equity (non-GAAP)	5.93	6.62	7.50	8.10	7.82
Tangible equity to tangible assets (non-GAAP)	6.57	7.09	8.03	8.45	7.96
Tangible common equity to tangible assets (non-GAAP)	3.59	4.20	5.34	5.83	5.54

(1)	Total asset represents assets for continuing operations, as shown on the balance sheet, and includes assets of discontinued operations of $324 million in the first quarter of 2010.

(2)	Goodwill represents goodwill for continuing operations, as shown on the balance sheet, and includes goodwill for discontinued operations of $12.6 million in the first quarter of 2010.

(3)	Net risk-weighted assets (regulatory) for second quarter 2010 were calculated on a combined basis.
Written Agreement with FRBC and OFIR
In the third quarter of 2010, the Holding Company and the Bank, entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). The Written Agreement requires the Holding Company and the Bank to take various actions intended by the regulators to improve the operations of the Holding Company and the Bank, requires capital and liquidity plans be submitted that are acceptable to the regulators, and prohibits taking certain actions, such as paying dividends and amounts owed in connection with their outstanding trust preferred securities, without regulatory approval.
During the first quarter of 2011, Citizens submitted a modified capital plan within the required timeframe that was approved by the regulators. Enhancements to the ALLL methodology continue to be made, primarily related to additional documentation, but did not have an impact on the overall methodology or the recorded balance for the allowance for loan losses.
Citizens and the Bank continue to address the ongoing affirmative obligations and negative covenants and are committed to resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. Citizens has complied with the requirements of the Written Agreement to date and is on target in meeting all other required deadlines included in the Written Agreement. Because substantially all of the requirements of the Written Agreement relate to operational improvements or codify actions already being taken by Citizens at the time the Written Agreement became binding, Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations. For a more detailed description of the Written Agreement, see “Item 1 Business — Supervision and Regulation” in the Corporation’s 2010 Annual Report on Form 10-K.
Results of Operations
Summary
Citizens reported a net loss from continuing operations of $68.7 million for the three months ended March 31, 2011, compared with net loss of $76.0 million for the first quarter of 2010. After incorporating the $5.6 million accrued but unpaid dividend to the preferred shareholder, Citizens reported a net loss attributable to common shareholders of $74.3 million for the three months ended March 31, 2011, compared with $90.3 million for the first quarter of 2010. Results for the first quarter of 2010 included net loss from discontinued operations of $9.0 million. Diluted net loss from continuing operations per share was $0.19 for the first quarter of 2011, compared with $0.21 for the first quarter of 2010.
Key factors behind the results for the first quarter of 2011 compared with the first quarter of 2010 were:

•	The decrease in net interest income from 2010 was primarily a result of a decrease of $1.6 billion in average earning assets, partially offset by an increase in net interest margin from 3.14% to 3.53%.

•	The decrease in the provision for loan losses over 2010 was primarily a result of resolving $466.2 million and $460.0 million in problem assets through a combination of bulk sales and individual workouts during the fourth quarter of 2010 and the first quarter of 2011, respectively which significantly reduced the outstanding amount of nonperforming loans and watchlist loans and improved the credit quality of our loan portfolio.

•	The increase in noninterest income from 2010 was primarily the result of fewer writedowns to reflect fair-value declines of the underlying collateral on commercial loans held for sale.

•	The increase in noninterest expense from 2010 was primarily the result of increased valuation writedowns and losses incurred as a result of the increase in property dispositions in the first quarter of 2011.
The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.
Pre-tax pre-provision profit (non-GAAP )

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2011	2010	2010	2010	2010

Loss from continuing operations	$(68,678)	$(106,154)	$(62,471)	$(44,456)	$(76,023)
Income tax provision from continuing operations	55	3,383	5,628	3,700	147
Provision for loan losses	88,724	131,296	89,617	70,614	101,355
Net loss on loans held for sale	1,106	3,069	1,441	8,405	7,702
Investment securities losses (gains)	383	171	—	(8,051)	(6,016)
Losses on other real estate (ORE)	9,122	930	1,967	3,778	6,763
Fair-value adjustment on bank owned life insurance (1)	(100)	(105)	(159)	280	(83)
Fair-value adjustment on swaps (1)	114	(535)	202	279	836

Pre-tax pre-provision profit (non-GAAP)	$30,726	$32,055	$36,225	$34,549	$34,681

(1)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations
Total assets at March 31, 2011 were $9.7 billion, a decrease of $241.5 million or 2.4% from December 31, 2010 and a decrease of $1.9 billion or 16.5% from March 31, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets, which consisted primarily of substandard commercial real estate loans. The decrease from March 31, 2010 was also due to the sale of Citizens’ wholly-owned subsidiary, F&M during the second quarter of 2010.
Citizens maintains a strong liquidity position, with on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 79% deposits, 9% long-term debt, 10% equity, and 2% short-term liabilities. Citizens also continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three months ended March 31, 2011 and 2010 is presented below.

Average Balances/Net Interest Income/Average Rates
			Three Months Ended
			March 31,
	2011			2010
	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$416,756	$253	0.25%	$696,016	$424	0.25%
Investment securities: (3)
Taxable	2,313,467	19,610	3.39	1,756,812	18,261	4.16
Tax-exempt	278,679	3,086	6.81	492,968	5,285	6.60
FHLB and Federal Reserve stock	143,873	1,125	3.16	155,084	1,002	2.61
Portfolio Loans: (4)
Commercial and industrial	1,422,574	15,673	4.59	1,874,944	22,047	4.87
Commercial real estate	2,045,360	26,707	5.30	2,791,395	36,049	5.24
Residential mortgage	741,818	8,818	4.76	988,859	11,820	4.78
Direct consumer	1,024,979	15,463	6.12	1,201,799	17,921	6.05
Indirect consumer	816,676	13,681	6.79	797,482	13,509	6.87

Total portfolio loans	6,051,407	80,342	5.40	7,654,479	101,346	5.39
Loans held for sale (4)	26,860	369	5.50	83,972	396	1.90

Total earning assets (3)	9,231,042	104,785	4.67	10,839,331	126,714	4.85
Nonearning Assets
Cash and due from banks	143,957			209,126
Bank premises and equipment	104,399			109,696
Investment security fair value adjustment	32,229			42,462
Other nonearning assets	682,526			710,158
Assets of discontinued operations	—			328,378
Allowance for loan losses	(295,232)			(335,970)

Total assets	$9,898,921			$11,903,181

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$951,770	548	0.23	$1,075,943	814	0.31
Savings deposits	2,629,296	2,594	0.40	2,490,158	4,215	0.69
Time deposits	2,753,306	13,233	1.95	3,709,529	24,482	2.68
Short-term borrowings	41,187	18	0.18	36,542	24	0.27
Long-term debt	971,076	9,778	4.08	1,449,748	15,990	4.47

Total interest-bearing liabilities	7,346,635	26,171	1.44	8,761,920	45,525	2.11
Noninterest-Bearing Liabilities and
Shareholders’ Equity
Noninterest-bearing demand	1,395,588			1,268,583
Other liabilities	154,408			134,510
Liabilities of discontinued operations	—			415,154
Shareholders’ equity	1,002,290			1,323,014

Total liabilities and shareholders’ equity	$9,898,921			$11,903,181

Net Interest Income		$78,614			$81,189

Interest Spread (5)			3.23%			2.74%
Contribution of noninterest bearing sources of funds			0.30			0.40

Net Interest Margin (5)(6)			3.53%			3.14%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $2.1 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
The increase in net interest margin in the three months ended March 31, 2011 over the comparable period of 2010 was the result of declining deposit costs, reductions in high-cost funding, and wholesale funding repricing to lower fixed rates, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities.

The decrease in net interest income in the three months ended March 31, 2011 from the comparable period of 2010 was the result of lower average earning assets, partially offset by the effects of the higher net interest margin.
The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2011 compared with 2010	Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$(171)	$(1)	$(170)
Investment securities:
Taxable	1,349	(3,762)	5,111
Tax-exempt	(2,199)	169	(2,368)
FHLB and Federal Reserve stock	123	199	(76)
Loans:
Commercial and industrial	(6,374)	(1,321)	(5,053)
Commercial real estate	(9,342)	395	(9,737)
Residential mortgage loans	(3,002)	(65)	(2,937)
Direct consumer	(2,458)	207	(2,665)
Indirect consumer	172	(151)	323

Total portfolio loans	(21,004)	(935)	(20,069)
Loans held for sale	(27)	377	(404)

Total	(21,929)	(3,953)	(17,976)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(266)	(179)	(87)
Savings deposits	(1,621)	(1,845)	224
Time deposits	(11,249)	(5,773)	(5,476)
Short-term borrowings	(6)	(9)	3
Long-term debt	(6,212)	(1,296)	(4,916)

Total	(19,354)	(9,102)	(10,252)

Net Interest Income	$(2,575)	$5,149	$(7,724)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decrease in net interest income in the three months ended March 31, 2011 from the comparable period of 2010 reflects volume variances that were unfavorable in the aggregate, partially offset by rate variances that were favorable in the aggregate. The unfavorable volume variances were primarily due to the reduction in the loan portfolios as a result of the accelerated problem asset resolution initiative, partially offset by an increase in the taxable investment securities portfolios and a decrease in brokered time deposits and long term debt. The rate variances were primarily the result of borrowings repricing to lower rates as a result of the lower market interest rates and reduced deposit price competition, partially offset by lower reinvestment yields for investment securities and intensified price competition for commercial and industrial loans.

Noninterest Income
The components of noninterest income for the three months ended March 31, 2011 and 2010 are presented below.
Noninterest Income

	Three Months Ended
	March 31,		Change in 2011
(dollars in thousands)	2011	2010	Amount	Percent

Service charges on deposit accounts	$9,429	$9,684	$(255)	(2.6)%
Trust fees	3,923	3,795	128	3.4
Mortgage and other loan income	2,942	2,589	353	13.6
Brokerage and investment fees	1,108	933	175	18.8
ATM network user fees	1,755	1,597	158	9.9
Bankcard fees	2,238	2,007	231	11.5
Losses on held for sale loans	(1,106)	(7,702)	6,596	85.6
Investment securities (losses) gains	(383)	6,016	(6,399)	N/M
Other income	3,237	3,474	(237)	(6.8)

Total noninterest income	$23,143	$22,393	$750	3.4

N/M — Not Meaningful
The increase in noninterest income from the first quarter of 2010 was primarily a result of lower losses on loans held for sale, and to a lesser extent was due to higher mortgage and other loan income as well as increases in most other categories. The increase was partially offset by losses on investment securities as compared to gains in the first quarter of 2010. The decrease in losses on loans held for sale was primarily the result of fewer writedowns to reflect fair-value declines of the underlying collateral. The higher mortgage and other loan income was primarily the result of higher residential mortgage origination volume as compared to the first quarter of 2010. The loss on investment securities as compared to a gain in the first quarter of 2010 was directly related to the sale of $147.6 million of municipal bonds in the first quarter of 2010, completed in accordance with Citizens policy.
Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2011 and 2010 are presented below.
Noninterest Expense

	Three Months Ended
	March 31,		Change in 2011
(dollars in thousands)	2011	2010	Amount	Percent

Salaries and employee benefits	$31,018	$29,947	$1,071	3.6%
Occupancy	7,562	7,461	101	1.4
Professional services	2,219	2,253	(34)	(1.5)
Equipment	3,052	3,072	(20)	(0.7)
Data processing services	4,352	4,629	(277)	(6.0)
Advertising and public relations	569	1,297	(728)	(56.1)
Postage and delivery	1,116	1,014	102	10.1
Other loan expenses	5,255	5,974	(719)	(12.0)
Losses on other real estate (ORE)	9,122	6,763	2,359	34.9
ORE expenses	1,768	1,190	578	48.6
Intangible asset amortization	828	1,130	(302)	(26.7)
Other expense	14,795	13,373	1,422	10.6

Total noninterest expense	$81,656	$78,103	$3,553	4.5

The increase over the first quarter of 2010 was primarily the result of higher losses on other real estate, higher ORE expenses, higher other expenses, and higher salaries and employee benefits expense, partially offset by a net decline in most other noninterest expense categories. The increase in losses on other real estate was primarily the result of additional writedowns in 2011 to reflect fair-value declines for the underlying collateral related to the problem asset resolution initiatives. The increase in ORE expenses was the result of additional carrying costs related to holding the ORE properties. The increase in other expenses was related to higher fraud and other losses, but partially offset by savings on FDIC insurance from opting out of the Transaction Account Guarantee Program. The increase in salaries and employee benefits was related to higher pension costs primarily due to the decrease in discount rate and amortization of losses from previous years as well as higher incentive and commission costs. The net decline in other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.
Income Taxes
The income tax provision for the first quarter of 2011 was $0.1 million, essentially unchanged from the first quarter of 2010. The effective tax rate for the first quarter of 2011 was (0.08)% compared to (0.19%) in the first quarter of 2010, which includes adjustments for tax-exempt income and the deferred tax asset valuation allowance.
Discontinued Operations
For the first three months of 2010, the net loss from discontinued operations was $9.0 million. During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price, therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell.
Lines of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into five major business segments: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management and Other. For additional information about each line of business, see Note 15 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K and Note 12 to the unaudited Consolidated Financial Statements in this report.
Regional Banking recorded a net loss for the three months ended March 31, 2011 compared to net income in same period of the prior year, primarily due to higher provision for loan losses, lower net interest income and higher noninterest expense. The variances were the result of Citizens’ accelerated problem asset resolution initiatives which were substantially completed in the first quarter of 2011.
Net losses for Specialty Consumer for the three months ended March 31, 2011 decreased as compared with the same period of the prior year, primarily due to a decrease in the provision for loan losses. The variance in the provision was the result of the credit writedowns during the first quarter of 2010 associated with nonperforming residential mortgage loans.
Net losses for Specialty Commercial for the three months ended March 31, 2011 increased as compared with the same period of the prior year primarily due to a decrease in net interest income, partially offset by an increase in noninterest income. The decrease in net interest income was the result of declining loan balances due to the resolution of problem assets. The increase in noninterest income was due to the better execution on loans held for sale.
Net income for Wealth Management for the three months ended March 31, 2011 was increased over the prior year primarily due to a decrease in noninterest expense relating to a decrease in salaries and employee benefits expense and lower data processing expenses.
Net losses for the Other line of business for the three months ended March 31, 2011 decreased as compared with the same period of the prior year primarily as a result of higher net interest income, lower noninterest expenses, and losses from discontinued operations in 2010, partially offset by lower noninterest income. The increase in net interest income was primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest expense was primarily the result of a decrease in the FDIC insurance costs. The 2010 loss on discontinued operations was directly related to the fair-value adjustment in the first quarter of 2010 related to the sale of F&M. The decrease in noninterest income was primarily the result of a net gain on investment securities sales of $6.0 million in the first quarter of 2010.
Financial Condition
Total assets at March 31, 2011 were $9.7 billion, a decrease of $241.5 million or 2.4% from December 31, 2010 and a decrease of $1.9 billion or 16.5% from March 31, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets. The decrease from March 31, 2010 was also due to the sale of Citizens’ wholly-owned subsidiary, F&M during the second quarter of 2010.

Money Market Investments
Money market investments at March 31, 2011 totaled $495.6 million, an increase of $86.5 million or 21.1% from December 31, 2010 and a decrease of $265.2 million or 34.9% from March 31, 2010. The increase from December 31, 2010 was directly related to reinvesting a portion of the loan portfolio paydowns and proceeds from loan sales into money market investments. The decrease from March 31, 2010 was primarily the result of using money market investments to payoff maturing wholesale funding.
Investment Securities
Investment securities at March 31, 2011 totaled $2.7 billion, an increase of $142.5 million or 5.6% from December 31, 2010 and an increase of $496.0 million or 22.8% over March 31, 2010. Increases in investment securities were largely due to reinvesting a portion of the loan portfolio paydowns and proceeds from loan sales.
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
Loan Portfolios

(in millions)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Land hold	$17.3	$28.3	$37.1	$37.8	$39.3
Land development	22.7	34.8	73.8	84.3	101.0
Construction	23.3	103.7	155.4	156.3	164.4
Income producing	1,038.7	1,171.0	1,382.3	1,481.7	1,532.1
Owner-occupied	692.3	783.0	855.1	886.1	931.5

Total commercial real estate	1,794.3	2,120.8	2,503.7	2,646.2	2,768.3
Commercial and industrial	1,353.2	1,474.2	1,657.4	1,686.8	1,824.8

Total commercial	3,147.5	3,595.0	4,161.1	4,333.0	4,593.1

Residential mortgage	727.3	756.2	800.5	858.9	877.2
Direct consumer	1,006.4	1,045.5	1,091.7	1,132.2	1,174.7
Indirect consumer	823.0	819.9	834.7	814.0	794.2

Total consumer	2,556.7	2,621.6	2,726.9	2,805.1	2,846.1

Total portfolio loans	$5,704.2	$6,216.6	$6,888.0	$7,138.1	$7,439.2

Decreases in total portfolio loans in the first quarter of 2011 compared to the prior quarters reflect the results of the accelerated problem asset resolution initiatives, paydowns as a result of normal client activity, and charge-offs.
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

The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually, and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineates maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At March 31, 2011, December 31, 2010 and March 31, 2010, the outstanding balance of these loans was $0.8 million or 0.1%, $1.9 million or 0.3%, and $2.4 million or 0.3% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial.
In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During the first three months of 2011 and 2010, Citizens repurchased $0.1 million and $1.2 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $1.1 million and $0.4 million in the first three months of 2011 and 2010, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of March 31, 2011, Citizens’ home equity portfolio totaled $821.9 million, and had an average loan size of $36,871 with average refreshed FICO score of 738. As of March 31, 2011, other direct installment loans totaled $184.5 million and had an average loan size of $18,894 with an average refreshed FICO score of 718.
Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of March 31, 2011, indirect consumer loans had an average loan size of $22,730 with an average refreshed FICO score of 734.
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
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Commercial Watchlist — Commercial loans that, while still accruing interest, Citizens believes may be at risk due to general economic conditions or changes in a borrower’s financial status and therefore require increased oversight. Watchlist loans that are in nonperforming status are included in the nonperforming assets table below.
•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired. The commercial loans included in this table are reviewed as part of the watchlist process in addition to the loans displayed in the commercial watchlist table below.
•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter, net of recoveries.

Delinquency Rates By Loan Portfolio

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
30 to 89 days past due		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$0.5	2.95%	$2.2	7.90%	$—	—%	$1.3	3.34%	$0.6	1.64%
Land development	—	—	0.2	0.62	4.5	6.04	2.0	2.43	3.0	3.00
Construction	—	—	0.5	0.45	2.4	1.53	6.4	4.07	0.9	0.55
Income producing	4.8	0.46	20.7	1.76	35.2	2.55	22.9	1.55	51.7	3.37
Owner-occupied	2.0	0.29	14.7	1.88	18.3	2.14	16.4	1.85	13.6	1.46

Total commercial real estate	7.3	0.41	38.3	1.80	60.4	2.41	49.0	1.85	69.8	2.52
Commercial and industrial	6.2	0.46	9.0	0.61	23.8	1.43	10.3	0.61	15.1	0.83

Total commercial	13.5	0.43	47.3	1.32	84.2	2.02	59.3	1.37	84.9	1.85
Residential mortgage	10.3	1.41	15.4	2.03	14.6	1.82	20.8	2.42	21.5	2.45
Direct consumer	17.2	1.71	22.4	2.14	20.5	1.88	20.2	1.79	21.9	1.86
Indirect consumer	10.2	1.24	13.3	1.62	12.2	1.46	11.4	1.40	14.8	1.86

Total consumer	37.7	1.47	51.1	1.95	47.3	1.73	52.4	1.87	58.2	2.05

Total delinquent loans	$51.2	0.90	$98.4	1.58	$131.5	1.91	$111.7	1.57	$143.1	1.92

The decreases in total delinquencies as of March 31, 2011 compared to December 31, 2010 and March 31, 2010 were primarily the result of continued emphasis on proactively managing and resolving delinquent commercial and consumer loans.
As part of its overall credit underwriting and review process and loss mitigation strategy, Citizens carefully monitors commercial credits that are current in terms of principal and interest payments but may deteriorate in quality as economic conditions decline. Commercial relationship officers monitor their clients’ financial condition and initiate changes in loan ratings based on their findings. Loans that have migrated within the loan rating system to a level that requires increased oversight are considered watchlist loans (generally consistent with the regulatory definition of special mention, substandard, and doubtful loans) and include loans that are accruing or nonperforming (included in the other tables in this section). Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the chief credit officer, senior credit officers, senior market managers, and commercial relationship officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these meetings, action plans are implemented or reviewed to address emerging problem loans or to remove loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to more intensive monitoring and workout activity.
Commercial Watchlist

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
Accruing loans only		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$12.7	73.41%	$21.5	76.35%	$27.6	74.32%	$27.8	73.58%	$29.0	73.73%
Land development	9.9	43.28	18.7	53.66	45.4	61.54	40.5	47.97	50.4	49.95
Construction	4.6	19.89	33.2	32.05	46.5	29.90	52.5	33.61	54.4	33.07
Income producing	325.8	31.37	444.5	37.96	543.7	39.33	553.9	37.38	523.5	34.17
Owner-occupied	136.6	19.73	196.9	25.15	225.7	26.40	224.1	25.29	237.0	25.44

Total commercial real estate	489.6	27.29	714.8	33.71	888.9	35.50	898.8	33.96	894.3	32.31
Commercial and industrial	267.0	19.73	347.2	23.55	432.8	26.11	445.5	26.41	484.7	26.56

Total watchlist loans	$756.6	24.04	$1,062.0	29.54	$1,321.7	31.76	$1,344.3	31.02	$1,379.0	30.02

Watchlist credits declined $305.4 million from December 31, 2010 and $622.4 million from March 31, 2010 to $756.6 million at March 31, 2011. The decrease was primarily due to the accelerated problem asset resolution initiatives along with a decrease in the level of new inflows.

Nonperforming Assets

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$1.2	6.68%	$3.2	11.50%	$5.6	15.13%	$5.2	13.76%	$4.9	12.49%
Land development	0.1	0.35	3.1	8.82	16.0	21.64	22.3	26.48	27.1	26.86
Construction	0.4	1.70	7.5	7.21	27.4	17.65	25.0	15.99	35.2	21.39
Income producing	28.2	2.72	62.0	5.30	147.7	10.69	148.4	10.02	144.0	9.40
Owner-occupied	21.7	3.14	42.8	5.47	63.3	7.40	59.5	6.71	89.0	9.56

Total commercial real estate	51.6	2.88	118.6	5.59	260.0	10.39	260.4	9.84	300.2	10.85
Commercial and industrial	25.8	1.91	57.8	3.92	61.5	3.71	67.0	3.97	69.7	3.82

Total nonaccruing commercial	77.4	2.46	176.4	4.91	321.5	7.73	327.4	7.56	369.9	8.05
Residential mortgage	30.4	4.18	22.1	2.92	16.9	2.11	31.0	3.61	17.6	2.01
Direct consumer	13.0	1.30	12.5	1.20	15.5	1.42	18.7	1.65	16.5	1.41
Indirect consumer	1.2	0.14	1.3	0.16	1.7	0.20	1.5	0.18	2.4	0.30

Total nonaccruing consumer	44.6	1.74	35.9	1.37	34.1	1.25	51.2	1.82	36.5	1.28

Total nonaccruing loans	122.0	2.14	212.3	3.42	355.6	5.16	378.6	5.30	406.4	5.46
Loans 90+ days still accruing	0.7	0.01	1.6	0.03	1.6	0.02	1.5	0.02	2.4	0.03
Restructured loans still accruing	12.7	0.22	6.4	0.10	7.0	0.10	4.6	0.06	4.8	0.06

Total nonperforming portfolio loans	135.4	2.37	220.3	3.54	364.2	5.29	384.7	5.39	413.6	5.56
Nonperforming held for sale	30.4		24.1		38.4		44.0		95.3
Other repossessed assets acquired	22.2		42.2		40.7		43.9		47.3

Total nonperforming assets	$188.0		$286.6		$443.3		$472.6		$556.2

Commercial inflows	$29.5		$110.9		$95.6		$75.9		$124.8
Commercial outflows	(128.5)		(256.0)		(101.5)		(118.6)		(74.8)

Net change	$(99.0)		$(145.1)		$(5.9)		$(42.7)		$50.0

Nonperforming assets decreased from December 31, 2010 and March 31, 2010, primarily due to the accelerated problem asset resolution initiatives. In addition, nonperforming commercial inflows dropped to $29.5 million during the first quarter of 2011. The nonperforming commercial loan outflows were $128.5 million in the first quarter of 2011, primarily due to previously mentioned asset resolutions. In addition, the decrease in nonperforming held for sale assets from the first quarter of 2010 was primarily the result of the movement of certain residential nonperforming loans to held for sale in the first quarter of 2010, that were subsequently sold in the second quarter of 2010.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all of the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At March 31, 2011, Citizens had $17.5 million of TDRs, 30.6% of which involved both reduced interest rate and term extensions, 44.4% of which involved only an interest rate reduction and 25.0% of which received only a term extension. Of the total TDRs, $11.9 million are considered impaired and carry a specific allocated reserve and $5.6 million do not carry a specific allocated reserve. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Net Charge-Offs

						Three Months Ended
	March 31, 2011			December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
		% of			% of		% of		% of		% of
(in millions)	$	Portfolio		$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$4.9	N/M	%	$5.2	73.54%	$0.3	3.30%	$0.4	3.72%	$—	—%
Land development	4.4	79.15		19.7	N/M	9.0	48.29	9.8	46.68	0.1	0.49
Construction	5.6	97.09		10.0	38.44	0.4	1.10	8.7	22.23	—	—
Income producing	77.6	30.30		64.2	21.74	30.8	8.85	12.6	3.41	7.6	2.01
Owner-occupied	25.3	14.80		18.1	9.16	4.8	2.21	18.9	8.57	6.9	3.01

Total commercial real estate	117.8	26.63		117.2	21.92	45.3	7.18	50.4	7.63	14.6	2.13
Commercial and industrial	32.0	9.59		26.0	7.01	6.8	1.62	11.4	2.71	12.9	2.86

Total commercial	149.8	19.30		143.2	15.81	52.1	4.97	61.8	5.72	27.5	2.43
Residential mortgage	3.4	1.90		6.1	3.20	23.3	11.57	0.6	0.29	80.1	37.05
Direct consumer	5.5	2.21		7.1	2.70	9.8	3.56	5.5	1.96	7.1	2.44
Indirect consumer	1.9	0.95		2.9	1.39	2.2	1.05	3.3	1.61	3.2	1.63

Total consumer	10.8	1.72		16.1	2.43	35.3	5.14	9.4	1.35	90.4	12.88

Total net charge-offs	$160.6	10.77		$159.3	9.46	$87.4	4.91	$71.2	3.90	$117.9	6.25

*	Represents an annualized rate.
N/M — Not Meaningful
The increase in net charge-offs compared to the first quarter of 2010 was primarily the result of the resolution of certain problem assets through both bulk sale and individual workout efforts. Net charge-offs were essentially unchanged from December 31, 2010.
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
A summary of loan loss experience during the three months ended March 31, 2011 and 2010 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Allowance for loan losses — beginning of period	$296,031	$338,940
Provision for loan losses	88,724	101,355
Charge-offs	164,854	121,571
Recoveries	4,216	3,653

Net charge-offs	160,638	117,918

Allowance for loan losses — end of period	$224,117	$322,377

Portfolio loans outstanding at period end (1)	$5,704,198	$7,439,210
Average portfolio loans outstanding during period (1)	6,051,407	7,654,479
Allowance for loan losses as a percentage of portfolio loans	3.93%	4.33%
Net loans charged off as a percent of average portfolio loans (annualized)	10.77	6.25

(1)	Balances exclude loans held for sale.
The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. General deterioration in real estate values is one of the factors considered when establishing valuation allowances in the allowance for loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk-allocated allowance for the remainder of the portfolio and a general valuation estimate. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors.
The following table summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total nonperforming portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses(1)

	March 31, 2011		December 31, 2010		March 31, 2010
		Related		Related		Related
(in millions)	ALLL	NPL(2)	ALLL	NPL (2)	ALLL	NPL (2)

Specific allocated allowance:
Commercial and industrial	$0.7	$17.0	$9.5	$43.5	$9.4	$49.4
Commercial real estate	6.7	37.4	23.5	98.4	71.4	263.4
Residential mortgage	2.0	10.2	1.1	5.4	1.4	5.8
Direct Consumer	0.2	1.7	0.1	1.2	0.1	1.1

Total specific allocated allowance	9.6	66.3	34.2	148.5	82.3	319.7
Risk allocated allowance:
Commercial and industrial	29.4	9.9	33.5	16.3	34.7	22.7
Commercial real estate (CRE)	84.7	22.7	99.1	22.7	110.8	36.8
Incremental risk allocated allowance — CRE	—	—	29.5	—	—	—

Total commercial	114.1	32.6	162.1	39.0	145.5	59.5
Residential mortgage	49.9	21.6	46.5	18.6	16.2	15.1
Direct Consumer	31.8	13.7	32.1	12.9	33.9	16.5
Indirect Consumer	14.9	1.2	16.6	1.3	37.4	2.8

Total risk allocated allowance	210.7	69.1	257.3	71.8	233.0	93.9

Total allocated allowance	220.3	135.4	291.5	220.3	315.3	413.6
General valuation allowances	3.8	—	4.5	—	7.1	—

Total allowance	$224.1	$135.4	$296.0	$220.3	$322.4	$413.6

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	4.1%		21.8%		19.1%
Commercial real estate	18.0		23.9		27.1
Residential mortgage	19.8		20.7		24.1
Direct Consumer	11.0		11.0		10.1
Total specific allocated allowance	14.5		23.1		25.8

Risk allocated allowance:
Commercial and industrial	296.1		205.1		153.1
Commercial real estate (3)	372.8		566.2		300.7
Total commercial	349.5		415.2		244.5
Residential mortgage	231.1		250.4		107.4
Direct Consumer	232.9		248.6		205.2
Indirect Consumer	N/M		N/M		N/M
Total risk allocated allowance	305.1		358.2		248.0
Total
General valuation allowances
Total	165.6		134.4		77.9

ALLL as a percentage of portfolio loans (4)
Risk allocated allowance: (5)
Commercial and industrial	2.2		2.3		2.0
Commercial real estate (3)	4.8		6.4		4.4
Total commercial	3.7		4.7		3.4
Residential mortgage	7.0		6.2		1.9
Direct Consumer	3.2		3.1		2.9
Indirect Consumer	1.8		2.0		4.7
Total risk allocated allowance	3.7		4.2		3.3
Total
General valuation allowances
Total allowance	3.9		4.8		4.3

N/M — Not Meaningful

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days past due and still accruing but classified as nonperforming.

(3)	Commercial real estate includes an incremental risk allocated allowance — CRE of $29.5 million in the fourth quarter of 2010.

(4)	The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.

(5)	Portfolio loans only include loan balances evaluated for risk allocated allowance.

Total Allowance for Loan Losses. The decreases in the total allowance from December 31, 2010 and March 31, 2010 were primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the continuing stability in both portfolio and economic trends, as well as lower reserves identified for specific commercial loans. In addition, the $29.5 million of incremental risk allocated reserves established at December 31, 2010 to incorporate the impact of Citizens’ initiatives to resolve problem assets was eliminated as the resolution initiatives were substantially completed during the first quarter of 2011.
The allowance as a percentage of nonperforming loans at March 31, 2011 increased from December 31, 2010 and March 31, 2010 primarily as a result of the allowance for loan losses declining at a slower pace than the decline in nonperforming loans. While nonperforming loans declined over both periods, other offsetting factors that affect the risk allocated allowance such as historical loss experience, the continued depressed values in the real estate market, and other credit metrics result in a higher proportionate allowance.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at March 31, 2011. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $88.7 million in the first quarter of 2011, compared with $131.3 million in the fourth quarter of 2010 and $101.4 million in the first quarter of 2010. The decreases in the provision were primarily due to the decline in the required allowance for loan losses as a result of the previously mentioned improvements in credit quality.
Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDR loans. The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values evidenced by these updated appraisals is then reflected in the specific allocated allowance. The fair value of nonperforming residential mortgage loans is based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured nonperforming loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, based on the original contractual rate. The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from December 31, 2010 and March 31, 2010. primarily as a result of the decline in loan portfolio balances identified and evaluated for specific reserves. The specific allowance allocated to the commercial and industrial and commercial real estate impaired loans declined by $24.6 million, or 71 .9% from December 31, 2010 which corresponds to the decline in the balance of impaired loans by $87.5 million, or 61.7%.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decreases in the risk allocated allowance from December 31, 2010 and March 31, 2010 were primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve. The risk allocated allowance did not decrease to the same extent as the portfolio balance, however, in light of other factors that affect the risk allocated allowance, such as credit metrics, delinquencies, the depressed real estate market and the accelerated workout of commercial real estate loans, that made it appropriate to maintain a higher proportionate allowance. The largest decline in the risk allocated allowance from December 31, 2010 related to the $48.0 million decline in the risk allocated allowance to the commercial portfolio. The majority of this decline relates to the elimination of $29.5 million of incremental risk allocated reserves, established at December 31, 2010 to incorporate the impact of Citizens initiatives to resolve problem assets the reduction initiatives were substantially completed during the first quarter of 2011. In addition, the remaining decline relates to the improvement in credit quality of the remaining portfolio at March 31, 2011, as evidenced by the declines in watchlist loans of $305.4 million, or 28.8%, and commercial loans past due 30-89 days of $33.8 million or 71.5% as well as an overall decline in outstanding commercial loans of 12.4%.
General Valuation Allowance. The general valuation allowance is based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors. These factors could have a potentially negative impact on credit quality. Recognizing the inherent imprecision of any loan loss allocation model, management believes that the general valuation allowance at March 31, 2011 appropriately reflects probable inherent but undetected losses in the portfolio.
Loans Held for Sale
Loans held for sale at March 31, 2011 were $38.1 million, a decrease of $2.2 million or 5.5% from December 31, 2010 and a decrease of $69.7 million or 64.6% from March 31, 2010. The variances from both prior periods reflects declines due to customer paydowns, workout activities, sales, writedowns to reflect further fair-value declines of the underlying collateral, and transfers to ORE, partially offset by the transfer of $8.0 million of commercial loans to held for sale, net of related charge-offs in the first quarter of 2011. In addition, the variance from March 31, 2010 was primarily the result of a bulk sale of nonperforming residential mortgage loans during the second quarter of 2010.
Deposits
Total deposits at March 31, 2011 were $7.7 billion, essentially unchanged from December 31, 2010 and a decrease of $789.7 million or 9.3% from March 31, 2010. Core deposits, which exclude all time deposits, totaled $5.0 billion at March 31, 2011, an increase of $143.4 million or 2.9% over December 31, 2010 and an increase of $188.0 million or 3.9% over March 31, 2010. The increases in core deposits were the result of a continued focus on core deposit gathering. The increase over December 31, 2010 also resulted from seasonal increases in public funds balances. Time deposits totaled $2.7 billion at March 31, 2011, a decrease of $178.7 million or 6.3% from December 31, 2010 and a decrease of $977.7 million or 26.8% from March 31, 2010. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.
Citizens gathers deposits from the local markets it serves and has used brokered deposits from time to time when cost effective. Citizens had $747.3 million in time deposits of $100,000 or more at March 31, 2011, compared with $816.5 million at December 31, 2010 and $882.4 million at March 31, 2010. Time deposits greater than $100,000 decreased primarily as a result of the strategic reduction in single service high cost retail time deposits. At March 31, 2011, Citizens had $306.0 million in brokered deposits, compared with $322.6 million at December 31, 2010 and $918.4 million at March 31, 2010. The volatility in brokered deposit balances reflects strategies to optimize corporate funding costs and liquidity. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at March 31, 2011 totaled $40.8 million, a decrease of $1.6 million or 3.7% from December 31, 2010 and an increase of $7.6 million or 23.0% from March 31, 2010. The decrease from December 31, 2010 reflects fewer short-term repurchase agreements, while the increase from March 31, 2010 reflects more short-term repurchase agreements.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2011 totaled $906.6 million, a decrease of $126.1 million or 12.2% from December 31, 2010 and a decrease of $431.1 million or 32.2% from March 31, 2010. The decreases were primarily the result of using excess liquidity to pay down wholesale funding at its contractual maturity.
Capital Resources
Shareholders’ equity at March 31, 2011 totaled $945.4 million, a decrease of $66.3 million or 6.6% from December 31, 2010 and a decrease of $299.0 million or 24.0% from March 31, 2010. The decreases were primarily the result of net losses incurred. Book value per common share at March 31, 2011, December 31, 2010, and March 31, 2010 was $1.67, $1.85, and $2.46, respectively.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of March 31, 2011, December 31, 2010 and March 31, 2010 are presented below.

	Regulatory				Excess
	Minimum for				Capital over
	“Well-	March 31,	December 31,	March 31,	Minimum
Capital Ratios	Capitalized”	2011	2010	2010	(in millions)
Leverage ratio	5.00%	7.39%	7.71%	8.47%	$228.3
Tier 1 capital ratio	6.00	11.90	12.11	12.12	349.6
Total capital ratio	10.00	13.24	13.51	13.49	191.8
Tier 1 common equity (non-GAAP)		5.93	6.62	7.82
Tangible equity to tangible assets (non-GAAP)		6.57	7.09	7.96
Tangible common equity to tangible assets (non-GAAP)		3.59	4.20	5.54

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations and off-balance sheet arrangements are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Corporation’s 2010 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.
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
Citizens manages liquidity at two levels. The first level is at the Holding Company which owns the Bank. The second level is at the Bank. The management of liquidity at both levels is essential because the Holding Company and Bank have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset Liability Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, Citizens conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.
Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit rating was downgraded by Moody’s Investor Service, Standard & Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009 and 2010. During 2010, Standard & Poor’s and Dominion Bond Rating Service discontinued rating Citizens. In the first quarter of 2011, Fitch Ratings lowered Citizens’ credit ratings. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Credit Ratings	Moody’s	Fitch Ratings

Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (ON)	CCC
	10/1/2009	2/4/2011

Short-term/Commercial Paper	NP(ON)	C
	10/1/2009	2/4/2011

Trust Preferred	Caa2 (ON)	C
	1/28/2010	2/4/2011

Citizens Bank
Certificate of Deposit	Ba3 (ON)	B-
	10/1/2009	2/4/2011

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As described above, the Written Agreement, requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor any of its subsidiaries has paid any dividends. As of April 1, 2011, CB Wealth Management had the capacity to pay dividends of $7.5 million to the Holding Company without prior regulatory approval. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s cash totaled $61.2 million as of March 31, 2011. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. Since January 1, 2010, the Holding Company contributed $100.0 million to Citizens Bank to bolster capital levels. No contributions have been made in 2011.
The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company. The Written Agreement requires prior regulatory approval for Citizens and its nonbank subsidiary to incur, increase or guarantee any debt. The restrictions on borrowing have not had a negative effect on liquidity and borrowings.
Citizens maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and very stable funding base comprised of approximately 79% deposits, 9% long-term debt, 10% equity, and 2% short-term liabilities. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 74.2%, 80.5%, and 87.7% at March 31, 2011, December 31, 2010 and March 31, 2010 respectively, as a result of the decrease in outstanding loans. Securities available-for-sale and money market investments can be sold for cash to provide additional liquidity, if necessary.
Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. In addition, as of July 28, 2010, the Written Agreement prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.7 million of cash annually, although such amounts continue to accrue. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of March 31, 2011, the amount of the arrearage (including interest on interest) on the dividend payments of the Series A Preferred Stock is $18.8 million and the amount of the arrearage (including interest on interest) on the payments on the subordinated debt associated with the trust preferred securities is $6.0 million.
The Corporation’s long-term debt to equity ratio was 95.9% as of March 31, 2011 compared with 102.1% as of December 31, 2010 and 107.5% at March 31, 2010. Changes in deposit obligations and short-term and long-term debt during the first quarter of 2011 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $799.6 million or 8.2% of total assets as of March 31, 2011 compared with $1.1 billion or 11.2% of total assets at December 31, 2010. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with March 31, 2011 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of March 31, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 1.2% and 1.8%, respectively, from what it would be if rates were to remain at March 31, 2011 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at March 31, 2011, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2010. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. An agreement with one of Citizens’ derivative counterparties contains provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. As of August 6, 2009, Citizens was in breach of these provisions, and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of March 31, 2011, the previously mentioned termination value approximated $0.7 million. Further discussion of derivative instruments is included in Note 14 to the unaudited Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2010 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” of this Form 10-Q.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A of Part I of Citizens’ 2010 Annual Report on Form 10-K. Those risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs(2)
January 2011	819	$0.69		1,241,154
February 2011	—	—	—	1,241,154
March 2011	832	0.89	—	1,241,154

Total	1,651	$0.79	—	1,241,154

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 3,000,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of March 31, 2011, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $18.8 million and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $6.0 million. Under the terms of the Written Agreement, Citizens is prohibited from making these interest and dividend payments without consent of the appropriate regulatory agency.

Item 6. Exhibits
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2011	CITIZENS REPUBLIC BANCORP, INC.
	By	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX
The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Description
10.63	Amendment to the Amended and Restated Citizens Republic Bancorp Deferred Compensation Plan for Executives

10.64	Amendment to the Amended and Restated Citizens Republic Bancorp Deferred Compensation Plan for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934