Form 10-Q
period 2011-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2011-08-04
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes ☑       No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2011

Common Stock, No Par Value	40,246,080 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Page
Part I — Financial Information (unaudited)

Item 1 — Financial Statements (unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	61

Item 4 — Controls and Procedures	61

Part II — Other Information

Item 1A — Risk Factors	62

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3 — Defaults Upon Senior Securities	62

Item 6 — Exhibits	63

Signatures	64

Exhibit Index	65
EX-3.1
EX-10.65
EX-10.66
EX-10.67
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Consolidated Balance Sheets (Unaudited)
Citizens Republic Bancorp, Inc.

	June 30,	December 31,	June 30,
(in thousands, except share amounts)	2011	2010	2010

Assets
Cash and due from banks	$145,126	$127,585	$148,084
Money market investments	176,847	409,079	621,071
Investment Securities:
Securities available for sale, at fair value	1,368,530	2,049,528	2,071,208
Securities held to maturity, at amortized cost (fair value of $1,489,461, $469,421 and $115,832, respectively)	1,482,787	474,832	112,734

Total investment securities	2,851,317	2,524,360	2,183,942
FHLB and Federal Reserve stock	125,635	143,873	157,304
Portfolio loans:
Commercial and industrial	1,349,803	1,474,227	1,686,769
Commercial real estate	1,722,242	2,120,735	2,646,241

Total commercial	3,072,045	3,594,962	4,333,010
Residential mortgage	708,164	756,245	858,920
Direct consumer	978,319	1,045,530	1,132,147
Indirect consumer	869,109	819,865	814,038

Total portfolio loans	5,627,637	6,216,602	7,138,115
Less: Allowance for loan losses	(206,292)	(296,031)	(321,841)

Net portfolio loans	5,421,345	5,920,571	6,816,274
Loans held for sale	19,515	40,347	57,245
Premises and equipment	100,596	104,714	107,405
Goodwill	318,150	318,150	318,150
Other intangible assets	8,848	10,454	12,214
Bank owned life insurance	218,854	217,757	217,113
Other assets	109,397	148,755	195,073

Total assets	$9,495,630	$9,965,645	$10,833,875

Liabilities
Noninterest-bearing deposits	$1,486,970	$1,325,383	$1,269,905
Interest-bearing demand deposits	917,522	947,953	998,676
Savings deposits	2,592,176	2,600,750	2,526,972
Time deposits	2,448,035	2,852,748	3,426,769

Total deposits	7,444,703	7,726,834	8,222,322
Federal funds purchased and securities sold under agreements to repurchase	43,244	41,699	30,082
Other short-term borrowings	680	620	700
Other liabilities	146,169	152,072	151,880
Long-term debt	881,112	1,032,689	1,211,147

Total liabilities	8,515,908	8,953,914	9,616,131
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 6/30/11, 12/31/10, and 6/30/10, redemption value of $300 million	281,642	278,300	275,084
Common stock — no par value
Authorized - 105,000,000 shares at 6/30/11,12/31/10, and 6/30/10; Issued and outstanding - 40,251,874 at 6/30/11, 39,716,714 at 12/31/10 and 39,697,912 at 6/30/10	1,433,094	1,431,829	1,430,877
Retained deficit	(734,091)	(678,242)	(498,621)
Accumulated other comprehensive (loss) income	(923)	(20,156)	10,404

Total shareholders’ equity	979,722	1,011,731	1,217,744

Total liabilities and shareholders’ equity	$9,495,630	$9,965,645	$10,833,875

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Interest Income
Interest and fees on loans	$77,677	$100,980	$158,388	$202,722
Interest and dividends on investment securities:
Taxable	20,546	18,600	40,156	36,861
Tax-exempt	2,713	3,932	5,799	9,217
Dividends on FHLB and Federal Reserve stock	1,044	1,026	2,169	2,028
Money market investments	249	407	502	831

Total interest income	102,229	124,945	207,014	251,659

Interest Expense
Deposits	15,042	25,910	31,417	55,421
Short-term borrowings	19	17	37	41
Long-term debt	9,562	14,432	19,340	30,422

Total interest expense	24,623	40,359	50,794	85,884

Net Interest Income	77,606	84,586	156,220	165,775
Provision for loan losses	17,596	70,614	106,320	171,969

Net interest income (loss) after provision for loan losses	60,010	13,972	49,900	(6,194)

Noninterest Income
Service charges on deposit accounts	9,753	9,971	19,182	19,655
Trust fees	3,811	3,836	7,734	7,631
Mortgage and other loan income	1,883	2,198	4,825	4,787
Brokerage and investment fees	1,533	1,322	2,641	2,255
ATM network user fees	1,926	1,771	3,681	3,368
Bankcard fees	2,468	2,266	4,706	4,273
Net gains (losses) on loans held for sale	1,179	(8,405)	73	(16,107)
Investment securities (losses) gains	(993)	8,051	(1,376)	14,067
Other income	1,765	1,272	5,002	4,746

Total noninterest income	23,325	22,282	46,468	44,675

Noninterest Expense
Salaries and employee benefits	31,265	31,403	62,283	61,350
Occupancy	6,047	6,139	13,609	13,600
Professional services	2,407	2,615	4,626	4,868
Equipment	2,841	2,979	5,893	6,051
Data processing services	4,247	4,767	8,599	9,396
Advertising and public relations	1,802	2,116	2,371	3,413
Postage and delivery	1,120	1,295	2,236	2,309
Other loan expenses	3,314	4,551	8,569	10,525
Losses on other real estate (ORE)	1,355	3,778	10,477	10,541
ORE expenses	1,029	800	2,797	1,990
Intangible asset amortization	778	1,034	1,606	2,164
Other expense	13,239	15,533	28,034	28,906

Total noninterest expense	69,444	77,010	151,100	155,113

Income (Loss) from Continuing Operations Before Income Taxes	13,891	(40,756)	(54,732)	(116,632)
Income tax (benefit) provision from continuing operations	(10,266)	3,700	(10,211)	3,847

Income (Loss) from Continuing Operations	24,157	(44,456)	(44,521)	(120,479)
Discontinued operations:
Income (loss) from discontinued operations (net of income tax)	—	5,151	—	(3,822)

Net Income (Loss)	24,157	(39,305)	(44,521)	(124,301)
Dividend on redeemable preferred stock	(5,701)	(5,406)	(11,328)	(10,688)

Net Income (Loss) Attributable to Common Shareholders	$18,456	$(44,711)	$(55,849)	$(134,989)

Income (Loss) Per Share from Continuing Operations
Basic	$0.46	$(1.27)	$(1.42)	$(3.33)
Diluted	0.46	(1.27)	(1.42)	(3.33)
Income (Loss) Per Share from Discontinued Operations
Basic	$—	$0.13	$—	$(0.10)
Diluted	—	0.13	—	(0.10)
Net Income (Loss) Per Common Share:
Basic	$0.46	$(1.14)	$(1.42)	$(3.43)
Diluted	0.46	(1.14)	(1.42)	(3.43)
Average Common Shares Outstanding:
Basic	39,417	39,384	39,412	39,381
Diluted	39,417	39,384	39,412	39,381
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp, Inc.

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Deficit	(Loss) Income	Total

Balance at December 31, 2010	$278,300	39,717	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive loss, net of tax:
Net loss				(44,521)		(44,521)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale, net of tax effect of ($4,787)					8,891
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($6,479)					12,032
Amortization of unrealized gain on securities transferred to held to maturity, net of tax effect of $74					(138)
Net change in unrealized loss on qualifying cash flow hedges , net of tax effect of $836					(1,552)

Other comprehensive income total						19,233

Total comprehensive loss						(25,288)
Accrued dividend on redeemable preferred stock				(7,986)		(7,986)
Accretion of preferred stock discount	3,342			(3,342)		—
Proceeds from restricted stock activity		536				—
Recognition of stock-based compensation			1,277			1,277
Shares purchased for taxes		(1)	(12)			(12)

Balance — June 30, 2011	$281,642	40,252	$1,433,094	$(734,091)	$(923)	$979,722

Balance at December 31, 2009	$271,990	39,440	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(124,301)		(124,301)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale, net of tax effect of $810					18,587
Net change in unrealized loss on qualifying cash flow hedges					(1,090)

Other comprehensive income total						17,497

Total comprehensive loss						(106,804)
Accrued dividend on redeemable preferred stock				(7,594)		(7,594)
Accretion of preferred stock discount	3,094			(3,094)		—
Proceeds from restricted stock activity		260				—
Recognition of stock-based compensation			1,129			1,129
Shares purchased for taxes		(2)	(23)			(23)

Balance — June 30, 2010	$275,084	39,698	$1,430,877	$(498,621)	$10,404	$1,217,744

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp, Inc.

	Six Months Ended
	June 30,
(in thousands)	2011	2010

Operating Activities:
Net Loss	$(44,521)	$(124,301)
Less: Loss from discontinued operations, net of income tax	—	(3,822)

Loss from continuing operations	(44,521)	(120,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	106,320	171,969
Depreciation and amortization	5,651	6,033
Amortization of intangibles	1,606	2,164
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(2,781)	(4,569)
Fair value adjustment on loans held for sale and other real estate	6,945	10,787
Net amortization on investment securities	8,567	1,811
Investment securities losses (gains)	1,376	(14,067)
Loans originated for sale	(82,171)	(72,764)
Proceeds from loans held for sale	94,208	75,601
Net gains from loan sales	(2,071)	(1,777)
Net loss on other real estate	3,474	2,545
Recognition of stock-based compensation expense	1,277	1,129
Other	(12,091)	31,703
Discontinued operations, net	—	17,750

Net cash provided by operating activities	85,789	107,836
Investing Activities:
Net decrease in money market investments	232,232	65,214
Securities available for sale:
Proceeds from sales	7,819	412,402
Proceeds from maturities and payments	302,469	475,311
Purchases	(528,486)	(884,318)
Securities held to maturity:
Proceeds from maturities and payments	17,133	1,520
Purchases	(85,407)	—
Net decrease in loans and leases	392,776	451,851
Proceeds from sales of other real estate	25,329	26,440
Net increase in properties and equipment	(1,533)	(2,735)
Proceeds from sale of discontinued operations, net	—	35,369
Discontinued operations, net	—	312,402

Net cash provided by investing activities	362,332	893,456
Financing Activities:
Net increase (decrease) in demand and savings deposits	122,582	(8,154)
Net decrease in time deposits	(404,713)	(270,592)
Net increase (decrease) in short-term borrowings	1,605	(9,018)
Principal reductions in long-term debt	(150,042)	(301,174)
Shares acquired for retirement and purchased for taxes	(12)	(23)
Discontinued operations, net	—	(420,340)

Net cash used by financing activities	(430,580)	(1,009,301)

Net increase (decrease) in cash and due from banks	17,541	(8,009)
Cash and due from banks at beginning of period, continuing operations	127,585	149,049
Cash and due from banks at beginning of period, discontinued operations	—	7,044

Cash and due from banks at beginning of period	127,585	156,093

Cash and due from banks at end of period	$145,126	$148,084

Supplemental Cash Flow Information:
Interest paid	$49,675	$85,601
Income tax paid, net of refunds	3,000	165
Supplemental Disclosures of noncash items
Securities transferred to held to maturity from available for sale	943,092	—
Loans transferred to other real estate owned	8,707	18,094
Loans transferred to held for sale	78,503	40,641
Held for sale loans transferred to other real estate owned	486	12,941
Properties transferred to other real estate owned	1,347	—
Accrued dividend on redeemable preferred stock	7,986	7,594
Accretion of preferred stock discount	3,342	3,094
See notes to consolidated financial statements.

Part I — Financial Information

Item 1	— Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc.
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2010 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2010 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
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
Subsequent Event
On June 14, 2011, Citizens announced a 1-for-10 reverse stock split of Citizens common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011. All share and per share amounts herein reflect the 1-for-10 reverse stock split.
In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 397.8 million to 39.8 million. The number of authorized shares of common stock was reduced from 1.05 billion to 105.0 million. Proportional adjustments were made to Citizens’ outstanding options, warrants and other securities entitling their holders to purchase or receive shares of Citizens common stock so that the reverse stock split did not materially affect any of the rights of holders of those securities. The number of shares available under Citizens’ equity-based plans was also proportionately reduced. For further information, please see Note 10, “Shareholders’ Equity and Earnings per Common Share.”
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
Note 2. Pending Accounting Pronouncements
FASB ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”
The amendments in this ASU will result in more converged guidance on how comprehensive income is presented under US GAAP and International Financial Reporting Standards (“IFRS”), although some differences remain. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. ASU 2011-05 will be applied retrospectively and is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ presentation of comprehensive income.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”
The ASU amends the fair value measurement and disclosure guidance in Topic 820 to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how Citizens applies the fair value principles. ASU 2011-04 will be applied prospectively and is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption may have an impact on Citizens’ fair value disclosures.
FASB ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”
The amendments in this ASU are intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. ASU 2011-03 is effective for Citizens in the first quarter of 2012 and will be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.
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
Note 3. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of June 30, 2011 and December 31, 2010 follow:

	June 30, 2011				December 31, 2010
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$—	$—	$—	$—	$5,510	$5,557	$47	$—
Collateralized mortgage obligations	385,898	389,791	6,980	3,087	596,308	599,264	8,181	5,225
Mortgage-backed	785,199	821,831	36,734	102	1,232,571	1,259,131	30,661	4,101
State and municipal	146,276	150,862	4,825	239	181,719	183,584	3,188	1,323
Other	6,043	6,046	45	42	1,985	1,992	45	38

Total available for sale	$1,323,416	$1,368,530	$48,584	$3,470	$2,018,093	$2,049,528	$42,122	$10,687

Securities held to maturity:
Collateralized mortgage obligations(1)	$372,374	$372,397	$23	$—	$—	$—	$—	$—
Mortgage-backed(1)	1,002,996	1,004,867	2,586	715	363,427	356,652	—	6,775
State and municipal	107,417	112,197	4,951	171	111,405	112,769	2,269	905

Total held to maturity	$1,482,787	$1,489,461	$7,560	$886	$474,832	$469,421	$2,269	$7,680

FHLB and Federal Reserve stock	$125,635	$125,635	$—	$—	$143,873	$143,873	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $0.7 billion at June 30, 2011 and $0.8 billion at December 31, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at June 30, 2011 and December 31, 2010.
In June 2011 and December 2010, Citizens transferred certain mortgage-backed securities from the available for sale to the held to maturity category in accordance with Topic 320 “Investments-Debt and Equity Securities”. Management determined that it had the positive intent and ability to hold these investments to maturity. The securities transferred in June 2011 had a total amortized cost of $924.6 million and a fair value of $943.1 million. The securities transferred in December 2010 had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $18.5 million in June 2011 and $2.6 million in December 2010 will be amortized over the remaining life of the security as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.
The amortized cost and estimated fair value of debt securities by maturity at June 30, 2011 are shown below. Maturities of mortgage-backed securities are based upon current industry prepayment schedules. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
State and municipal and other
Contractual maturity within one year	$13,203	$13,280
After one year through five years	24,230	25,058
After five years through ten years	71,468	73,929
After ten years	37,375	38,595

Subtotal	146,276	150,862
Collateralized mortgage obligations and mortgage-backed	1,171,097	1,211,622
Other	6,043	6,046

Total available for sale	$1,323,416	$1,368,530

Securities held to maturity:
State and municipal and other
Contractual maturity within one year	$1,619	$1,642
After one year through five years	2,813	2,985
After five years through ten years	60,807	63,758
After ten years	42,178	43,812

Subtotal	107,417	112,197
Collateralized mortgage obligations and mortgage-backed	1,375,370	1,377,264

Total held to maturity	$1,482,787	$1,489,461

As of June 30, 2011, 64 securities had unrealized losses compared with 229 securities as of December 31, 2010. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of June 30, 2011 and December 31, 2010 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
June 30, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$60,255	$854	$14,322	$2,233	$74,577	$3,087
Mortgage-backed	3,453	100	128	2	3,581	102
State and municipal	4,383	76	3,361	163	7,744	239
Other	45	—	102	42	147	42

Total available for sale	$68,136	$1,030	$17,913	$2,440	$86,049	$3,470

Securities held to maturity:
Mortgage-backed	$152,172	$715	$—	$—	$152,172	$715
State and municipal	3,268	171	—	—	3,268	171

Total held to maturity	$155,440	$886	$—	$—	$155,440	$886

	Less than 12 Months		More than 12 Months		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$151,618	$2,417	$25,726	$2,808	$177,344	$5,225
Mortgage-backed	293,745	4,098	135	3	293,880	4,101
State and municipal	41,580	1,138	3,289	185	44,869	1,323
Other	—	—	102	38	102	38

Total available for sale	$486,943	$7,653	$29,252	$3,034	$516,195	$10,687

Securities held to maturity:
Mortgage-backed	$356,652	$6,775	$—	$—	$356,652	$6,775
State and municipal	32,082	905	—	—	32,082	905

Total held to maturity	$388,734	$7,680	$—	$—	$388,734	$7,680

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of June 30, 2011, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other previously mentioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At June 30, 2011, the whole loan CMOs had a market value of $74.6 million with gross unrealized losses of $3.1 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the June 30, 2011 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at June 30, 2011.
In accordance with Citizens policy regarding security downgrades, Citizens sold $6.4 million of available for sale securities and recorded a net loss of $1.0 million during the second quarter of 2011. This compares to the sale of $223.4 million of adjustable rate mortgage-backed securities resulting in a gain of $12.0 million and $26.5 million of private label CMO bonds with a loss of $3.9 million in the second quarter of 2010. Citizens completed sales of available for sale securities with an amortized cost of $9.2 million and $397.5 million, during the six months ended June 30, 2011 and 2010, respectively, recording a net loss of $1.4 million and a net gain of $14.1 million.
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
Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Loans are normally restored to accrual status if and when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis. Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired.
Citizens recognized $0.6 million and $0.9 million of interest income on nonperforming loans for the three and six months ended June 30, 2011, respectively. Had nonaccrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $1.2 million and $3.3 million for the three and six months ended June 30, 2011, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at June 30, 2011.

An age analysis of financing receivables, segregated by class, as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011
		Loans 90+ Days Past
	Loans Accruing	Due & Still			Current Portfolio	Total Portfolio
(in thousands)	30-89 Days Past Due	Accruing	Non-Accruing Loans	Total Past Due Loans	Loans	Loans

Land hold	$571	$—	$167	$738	$6,688	$7,426
Land development	—	—	379	379	22,128	22,507
Construction	1,722	—	559	2,281	5,830	8,111
Income producing	1,597	—	20,180	21,777	997,774	1,019,551
Owner-occupied	6,524	—	21,169	27,693	636,954	664,647

Total commercial real estate	10,414	—	42,454	52,868	1,669,374	1,722,242
Commercial and industrial	838	1,603	15,906	18,347	1,019,410	1,037,757
Small business	2,799	—	5,089	7,888	304,158	312,046

Total commercial	14,051	1,603	63,449	79,103	2,992,942	3,072,045

Residential mortgage	11,564	—	30,693	42,257	665,907	708,164
Direct consumer	20,393	—	13,944	34,337	943,982	978,319
Indirect consumer	10,681	—	1,281	11,962	857,147	869,109

Total consumer	42,638	—	45,918	88,556	2,467,036	2,555,592

Total financing receivables	$56,689	$1,603	$109,367	$167,659	$5,459,978	$5,627,637

	December 31, 2010
		Loans 90+ Days Past
	Loans Accruing	Due & Still			Current Portfolio	Total Portfolio
(in thousands)	30-89 Days Past Due	Accruing	Non-Accruing Loans	Total Past Due Loans	Loans	Loans

Land hold	$2,233	$—	$3,250	$5,483	$22,776	$28,259
Land development	216	—	3,070	3,286	31,514	34,800
Construction	464	—	7,472	7,936	95,751	103,687
Income producing	20,643	—	62,021	82,664	1,088,318	1,170,982
Owner-occupied	14,705	—	42,826	57,531	725,476	783,007

Total commercial real estate	38,261	—	118,639	156,900	1,963,835	2,120,735
Commercial and industrial	5,801	1,573	47,508	54,882	1,085,645	1,140,527
Small business	3,257	—	10,244	13,501	320,199	333,700

Total commercial	47,319	1,573	176,391	225,283	3,369,679	3,594,962

Residential mortgage	15,389	—	22,076	37,465	718,780	756,245
Direct consumer	22,379	—	12,562	34,941	1,010,589	1,045,530
Indirect consumer	13,287	—	1,279	14,566	805,299	819,865

Total consumer	51,055	—	35,917	86,972	2,534,668	2,621,640

Total financing receivables	$98,374	$1,573	$212,308	$312,255	$5,904,347	$6,216,602

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
A summary of information regarding loans individually reviewed for impairment, segregated by class, as of June 30, 2011 and December 31, 2010, are set forth in the following table.

	June 30, 2011
	Unpaid Contractual	Recorded Investment with No	Recorded Investment with	Total	Specific	Average Recorded Investment
(in thousands)	Principal Balance	Specific Allowance	Specific Allowance	Recorded Investment	Related Allowance	Quarter To Date	Year To Date

Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$92	$1,003
Land development	340	—	340	340	33	170	1,511
Construction	635	238	164	402	16	319	3,586
Income producing	24,267	9,351	7,683	17,034	2,231	20,070	35,748
Owner-occupied	21,030	9,767	6,030	15,797	1,426	14,829	24,143

Total commercial real estate	46,272	19,356	14,217	33,573	3,706	35,480	65,991
Commercial and industrial	21,537	12,169	1,147	13,316	165	14,830	27,783
Small business	131	—	66	66	4	377	660

Total commercial	67,940	31,525	15,430	46,955	3,875	50,687	94,434
Residential mortgage	11,964	—	11,964	11,964	2,356	11,011	8,580
Direct consumer	1,118	—	1,035	1,035	114	1,042	1,055

Total consumer	13,082	—	12,999	12,999	2,470	12,053	9,635

Total nonaccrual loans (impaired)	81,022	31,525	28,429	59,954	6,345	62,740	104,069

Accrual loans (impaired)
Residential mortgage	162	—	162	162	32	162	162
Direct consumer	618	—	618	618	70	618	359

Total accrual loans (impaired)	780	—	780	780	102	780	521

Total impaired loans	$81,802	$31,525	$29,209	$60,734	$6,447	$63,520	$104,590

	December 31, 2010
		Recorded Investment	Recorded Investment			Average
	Unpaid Contractual	with No Specific	with Specific	Total Recorded	Specific Related	Recorded Investment
(in thousands)	Principal Balance	Allowance	Allowance	Investment	Allowance	Quarter To Date

Nonaccrual loans (impaired)
Land hold	$2,007	$—	$2,007	$2,007	$1,719	$2,882
Land development	5,954	1,224	1,458	2,682	842	16,526
Construction	9,151	—	6,769	6,769	1,413	22,752
Income producing	76,310	21,315	33,145	54,460	11,759	112,214
Owner-occupied	39,018	13,153	19,337	32,490	7,786	50,976

Total commercial real estate	132,440	35,692	62,716	98,408	23,519	205,350
Commercial and industrial	51,300	9,357	32,894	42,251	9,298	45,521
Small business	1,272	445	809	1,254	173	714

Total commercial	185,012	45,494	96,419	141,913	32,990	251,585
Residential mortgage	5,196	—	5,196	5,196	1,079	5,129
Direct consumer	1,127	—	1,074	1,074	115	1,107

Total consumer	6,323	—	6,270	6,270	1,194	6,236

Total nonaccrual loans (impaired)	191,335	45,494	102,689	148,183	34,184	257,821

Accrual loans (impaired)
Residential mortgage	162	—	162	162	31	163
Direct consumer	101	—	101	101	15	26

Total accrual loans (impaired)	263	—	263	263	46	189

Total impaired loans	$191,598	$45,494	$102,952	$148,446	$34,230	$258,010

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, the risk category of commercial loans by class follows.

	June 30, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$2,906	$ 883	$ 3,637	$—	$7,426
Land development	12,697	330	9,480	—	22,507
Construction	3,490	4,180	402	39	8,111
Income producing	662,536	176,412	178,175	2,428	1,019,551
Owner-occupied	517,977	65,719	80,059	892	664,647

Total commercial real estate	1,199,606	247,524	271,753	3,359	1,722,242
Commercial and industrial	846,375	101,597	89,387	398	1,037,757
Small business	260,758	25,412	25,702	174	312,046

Total commercial	$2,306,739	$374,533	$ 386,842	$3,931	$3,072,045

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$3,611	$10,126	$12,803	$1,719	$28,259
Land development	13,057	693	20,209	841	34,800
Construction	62,981	18,809	20,253	1,644	103,687
Income producing	664,151	198,323	296,771	11,737	1,170,982
Owner-occupied	550,074	81,133	143,928	7,872	783,007

Total commercial real estate	1,293,874	309,084	493,964	23,813	2,120,735
Commercial and industrial	799,823	140,099	191,144	9,461	1,140,527
Small business	280,697	23,483	28,994	526	333,700

Total commercial	$2,374,394	$472,666	$714,102	$33,800	$3,594,962

For the residential and consumer loan class, Citizens evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest and restructured loans. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$676,058	$962,097	$867,828	$2,505,983
Nonperforming	32,106	16,222	1,281	49,609

Total	$708,164	$978,319	$869,109	$2,555,592

	December 31, 2010
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$732,309	$1,031,430	$818,586	$2,582,325
Nonperforming	23,936	14,100	1,279	39,315

Total	$756,245	$1,045,530	$819,865	$2,621,640

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a risk-allocated allowance for the remainder of the portfolio and a general valuation allowance estimate. A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2011 are presented below.

	Allowance for					Allowance for
	Loan Losses at	Provision for				Loan Losses at
(in thousands)	March 31, 2011	Loan Losses	Charge-offs	Recoveries	Net charge-offs	June 30, 2011

Commercial and industrial	$16,145	$4,965	$(4,016)	$524	$(3,492)	$17,618
Small business	13,925	2,692	(3,853)	169	(3,684)	12,933
Commercial real estate	95,240	4,520	(16,371)	238	(16,133)	83,627

Total commercial	125,310	12,177	(24,240)	931	(23,309)	114,178
Residential mortgage	51,902	(3,546)	(4,659)	228	(4,431)	43,925
Direct consumer	31,996	6,297	(6,522)	917	(5,605)	32,688
Indirect consumer	14,909	2,668	(2,639)	563	(2,076)	15,501

Total	$224,117	$17,596	$(38,060)	$2,639	$(35,421)	$206,292

	Allowance for					Allowance for
	Loan Losses at	Provision for				Loan Losses at
(in thousands)	December 31, 2010	Loan Losses	Charge-offs	Recoveries	Net charge-offs	June 30, 2011

Commercial and industrial	$26,619	$22,599	$(33,727)	$2,127	$(31,600)	$17,618
Small business	16,334	4,187	(7,931)	343	(7,588)	12,933
Commercial real estate	156,623	60,946	(135,092)	1,150	(133,942)	83,627

Total commercial	199,576	87,732	(176,750)	3,620	(173,130)	114,178
Residential mortgage	47,623	4,132	(8,062)	232	(7,830)	43,925
Direct consumer	32,255	11,536	(12,991)	1,888	(11,103)	32,688
Indirect consumer	16,577	2,920	(5,111)	1,115	(3,996)	15,501

Total	$296,031	$106,320	$(202,914)	$6,855	$(196,059)	$206,292

A summary of allowance for loan losses, segregated by portfolio segment, as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for		Allowance for
(in thousands)	Impairment	Impairment	Unallocated	Loan Losses

Commercial and industrial	$165	$17,453	$—	$17,618
Small business	4	12,929	—	12,933
Commercial real estate	3,706	76,921	3,000	83,627

Total commercial	3,875	107,303	3,000	114,178
Residential mortgage	2,388	41,537	—	43,925
Direct consumer	184	32,504	—	32,688
Indirect consumer	—	15,501	—	15,501

Total allowance for loan losses	$6,447	$196,845	$3,000	$206,292

	December 31, 2010
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for		Allowance for
(in thousands)	Impairment	Impairment	Unallocated	Loan Losses

Commercial and industrial	$9,298	$17,321	$—	$26,619
Small business	173	16,161	—	16,334
Commercial real estate	23,519	128,604	4,500	156,623

Total commercial	32,990	162,086	4,500	199,576
Residential mortgage	1,110	46,513	—	47,623
Direct consumer	130	32,125	—	32,255
Indirect consumer	—	16,577	—	16,577

Total allowance for loan losses	$34,230	$257,301	$4,500	$296,031

A summary of the recorded investment in loans, segregated by portfolio segment, as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$13,316	$1,026,836	$(2,395)	$1,037,757
Small business	66	311,788	192	312,046
Commercial real estate	33,573	1,690,749	(2,080)	1,722,242

Total commercial	46,955	3,029,373	(4,283)	3,072,045
Residential mortgage	12,126	706,531	(10,493)	708,164
Direct consumer	1,653	977,196	(530)	978,319
Indirect consumer	—	850,080	19,029	869,109

Total portfolio loans	$60,734	$5,563,180	$3,723	$5,627,637

	December 31, 2010
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$42,251	$1,085,404	$12,872	$1,140,527
Small business	1,254	332,267	179	333,700
Commercial real estate	98,408	2,024,321	(1,994)	2,120,735

Total commercial	141,913	3,441,992	11,057	3,594,962
Residential mortgage	5,358	749,368	1,519	756,245
Direct consumer	1,175	1,047,286	(2,931)	1,045,530
Indirect consumer	—	802,894	16,971	819,865

Total portfolio loans	$148,446	$6,041,540	$26,616	$6,216,602

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Loans held for sale were $19.5 million at June 30, 2011, as compared to $40.3 million at December 31, 2010. During the first six months of 2011, $78.5 million in commercial loans were transferred to held for sale. At June 30, 2011 $73.1 million had been subsequently sold and $5.4 million remained in held for sale.
Note 5. Long-Term Debt
The components of long-term debt as of June 30, 2011 and December 31, 2010 are presented below.

	June 30,	December 31,
(in thousands)	2011	2010

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,015	$16,932
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,577	48,382
Subsidiaries:
Federal Home Loan Bank advances	685,575	837,410
Other borrowed funds	104,171	104,191

Total long-term debt	$881,112	$1,032,689

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation, it is currently in arrears with the interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2011 and December 31, 2010, the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $7.3 million and $4.9 million, respectively.
Note 6. Income Taxes
The income tax benefit for the second quarter of 2011 was $10.3 million, compared with a provision of $3.7 million for the second quarter of 2010. For the first six months of 2011, the income tax benefit totaled $10.2 million, compared with a provision of $3.8 million for the same period of 2010.
The variances were primarily the result of lower year to date pre-tax losses, changes in other comprehensive income and a reduction of the alternative minimum tax. Generally, the calculation for the income tax benefit for continuing operations does not consider the tax effects of changes in OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other components. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax benefit for the current year. For the second quarter of 2011, this resulted in an increase to the income tax benefit.
The effective tax rate for the second quarter of 2011 was (73.90)%, compared with (9.08)% for the second quarter of 2010. For the first six months of 2011, the effective tax rate was 18.66%, compared with (3.30)% for the same period of 2010. The effective tax rate was driven by changes in other comprehensive income.
Note 7. Fair Values of Assets and Liabilities
Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore can not be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.
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
The estimated fair values of Citizens’ financial instruments follow.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$145,126	$145,126	$127,585	$127,585
Money market investments	176,847	176,847	409,079	409,079
Securities available for sale	1,368,530	1,368,530	2,049,528	2,049,528
Securities held to maturity	1,482,787	1,489,461	474,832	469,421
FHLB and Federal Reserve stock	125,635	125,635	143,873	143,873
Net portfolio loans	5,421,345	4,542,424	5,920,571	5,157,339
Deferred compensation assets	9,523	9,523	10,951	10,951
Loans held for sale	19,515	19,515	40,347	40,347
Accrued interest receivable	30,710	30,710	33,310	33,310
Financial liabilities:
Deposits	7,444,703	7,483,762	7,726,834	7,778,461
Short-term borrowings	43,924	43,924	42,319	42,319
Long-term debt	881,112	929,477	1,032,689	1,071,250
Accrued interest payable	12,019	12,019	10,901	10,901
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(691)	(4,682)	(1,357)	(4,980)
Derivative instruments	(303)	(303)	1,862	1,862

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the period ended June 30, 2011.
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
Securities Held to Maturity. The fair value of securities classified as held to maturity are based upon quoted prices for similar assets, if available, or matrix pricing models. This process is essentially the same as the valuation methodologies and price verification functions used for securities available for sale.
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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011.

June 30, 2011
(in thousands	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$389,791	$—	$389,782	$9
Mortgage-backed	821,831	—	821,831	—
State and municipal	150,862	—	147,171	3,691
Other	6,046	—	5,785	261

Total available for sale	1,368,530	—	1,364,569	3,961

Other assets:
Derivatives not designated as hedging instruments	20,692	—	20,692	—
Deferred compensation assets	9,523	6,795	2,728	—

Total other assets	30,215	6,795	23,420	—

Total	$1,398,745	$6,795	$1,387,989	$3,961

Other liabilities:
Derivatives not designated as hedging instruments	$20,995	$—	$20,995	$—

Total	$20,995	$—	$20,995	$—

There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the three and six month period ended June 30, 2011. The following table presents the reconciliation of Level 3 assets held by Citizens at June 30, 2011.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other		Balance at
	Beginning	Recorded in Earnings		Comprehensive		End of
(in thousands)	of Period	Realized (1)	Unrealized	Income (Pretax)	Settlements	Period

Three Months Ended June 30, 2011
Securities available for sale
Collateralized mortgage obligations	$10	$—	$—	$—	$(1)	$9
State and municipal	3,691	12	—	(12)	—	3,691
Other	258	3	—	—	—	261

Total	$3,959	$15	$—	$(12)	$(1)	$3,961

Six Months Ended June 30, 2011
Securities available for sale
Collateralized mortgage obligations	$11	$—	$—	$—	$(2)	$9
State and municipal	3,812	61	—	(32)	(150)	3,691
Other	336	13	—	—	(88)	261

Total	$4,159	$74	$—	$(32)	$(240)	$3,961

(1)	Recorded through Interest Income on the Consolidated Statement of Operations.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of June 30, 2011.

June 30, 2011	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$201,177	$28,030	$—	$—	$28,030
Commercial loans held for sale	8,065	4,260	—	—	4,260
Residential mortgage loans held for sale	109	20	—	—	20
Other real estate	10,662	4,338	—	—	4,338
Repossessed assets	3,154	1,609	—	—	1,609

Total	$223,167	$38,257	$—	$—	$38,257

Note 8. Pension Benefit Cost
Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. The components of retirement benefit cost for the three and six months ended June 30, 2011 and 2010 are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Defined Benefit Pension Plans
Interest cost	$955	$1,037	$1,910	$2,077
Expected return on plan assets	(1,018)	(1,200)	(2,035)	(2,400)
Amortization of unrecognized:
Prior service cost	8	8	15	15
Net actuarial loss	833	555	1,665	1,111

Net pension cost	778	400	1,555	803

Supplemental Pension Plans
Interest cost	189	187	378	375
Amortization of unrecognized:
Net actuarial loss	5	3	9	6

Net pension cost	194	190	387	381

Postretirement Benefit Plans
Interest cost	144	152	289	304
Amortization of unrecognized:
Prior service cost	(72)	(67)	(145)	(134)
Net actuarial gain	(72)	(8)	(144)	(16)

Net postretirement benefit cost	—	77	—	154

Total periodic benefit cost	$972	$667	$1,942	$1,338

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k) plans. Citizens made a cash contribution of $0.1 million to the defined benefit pension plan during the first six months of 2011 and expects to make a contribution of $0.5 million during the remaining six months of the year. During the first six months of 2011, Citizens contributed $0.2 million to the supplemental pension plans and anticipates that an additional $0.3 million of contributions will be made during the remaining six months of the year. Citizens contributed $0.2 million to the postretirement benefit plan during the first six months of 2011 and anticipates making an additional $0.3 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009.

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at June 30, 2011. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.
The estimated fair values of Citizens’ pension plan assets at June 30, 2011 are as follows:

June 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,999	$—	$2,999	$—
Equity securities
Large cap	18,597	—	18,597	—
Mid-cap	4,672	—	4,672	—
Small-cap	6,494	—	6,494	—
International equity	10,178	—	10,178	—
Fixed income securities
Intermediate term fixed	22,782	—	22,782	—

Total	$65,722	$—	$65,722	$—

Note 9. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At June 30, 2011, Citizens had 1,183,374 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no amortized costs associated with stock options since 2009.
The following table sets forth the total stock-based compensation expense resulting from restricted stock units and restricted stock awards included in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Restricted stock compensation and restricted stock unit compensation	$879	$627	$1,366	$1,129

Stock-based compensation expense before income taxes	879	627	1,366	1,129
Income tax benefit (1)	(308)	(219)	(478)	(395)

Total stock-based compensation expense after income taxes	$571	$408	$888	$734

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.
New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.
As of June 30, 2011, $5.5 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2011.

		Weighted-Average
		Per Share Grant
	Number of Shares	Date Fair Value

Restricted stock at December 31, 2010	311,000	$13.30
Granted	571,625	8.01
Vested	(31,956)	21.21
Forfeited	(35,090)	12.20

Restricted stock at June 30, 2011(1)	815,579	$9.34

(1)	Includes 35,946 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.
The total fair value of restricted stock vested during the six months ended June 30, 2011 was $0.3 million.
Note 10. Shareholders’ Equity and Earnings Per Share
During the second quarter of 2011, Citizens announced a 1-for-10 reverse stock split of Citizens common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on the NASDAQ Capital Market at the opening of trading on July 5, 2011. All common stock and per share amounts in these unaudited consolidated financial statements and notes have been adjusted to reflect the reverse split for all periods presented.
During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears the amount of $23.4 million and $15.4 million with the dividend payments on the Series A Preferred Stock as of June 30, 2011 and December 31, 2010, respectively. For additional information about the Series A Preferred Stock, see Note 14 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Earnings per common share is computed using the two-class method. As of June 30, 2011, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 2,974,439 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$24,157	$(44,456)	$(44,521)	$(120,479)
Income (loss) from discontinued operations (net of income tax)	—	5,151	—	(3,822)

Net income (loss)	24,157	(39,305)	(44,521)	(124,301)
Dividend on redeemable preferred stock	(5,701)	(5,406)	(11,328)	(10,688)

Net income (loss) attributable to common shareholders	18,456	(44,711)	(55,849)	(134,989)
Net income allocated to participating securities	272	—	—	—

Net income (loss) from continuing operations after allocation to participating securities	$18,184	$(44,711)	$(55,849)	$(134,989)

Denominator:
Weighted average shares outstanding	40,006	39,606	39,869	39,523
Less: participating securities included in weighted average shares outstanding	(589)	(222)	(457)	(142)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,417	39,384	39,412	39,381

Basic income (loss) per common share from continuing operations	$0.46	$(1.27)	$(1.42)	$(3.33)
Diluted income (loss) per common share from continuing operations	0.46	(1.27)	(1.42)	(3.33)

Basic income (loss) per common share from discontinued operations	$—	$0.13	$—	$(0.10)
Diluted income (loss) per common share from discontinued operations	—	0.13	—	(0.10)

Basic net income (loss) per common share	$0.46	$(1.14)	$(1.42)	$(3.43)
Diluted net income (loss) per common share	0.46	(1.14)	(1.42)	(3.43)
Note 11. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and six months ended June 30, 2011 and 2010 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the Corporation. There are no significant intersegmental revenues.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Three Months Ended June 30, 2011
Net interest income (taxable equivalent)	$53,701	$8,579	$11,368	$154	$5,688	$79,490
Provision for loan losses	13,621	423	3,552	—	—	17,596

Net interest income after provision	40,080	8,156	7,816	154	5,688	61,894
Noninterest income	16,935	315	2,476	3,812	(213)	23,325
Noninterest expense	57,179	6,649	3,182	2,316	118	69,444

(Loss) income from continuing operations before income taxes	(164)	1,822	7,110	1,650	5,357	15,775
Income tax (benefit) expense (taxable equivalent)	(57)	638	2,489	577	(12,029)	(8,382)

Net (loss) income	$(107)	$1,184	$4,621	$1,073	$17,386	$24,157

Average assets (in millions)	$3,347	$1,614	$1,002	$18	$3,684	$9,665

Earnings Summary — Three Months Ended June 30, 2010
Net interest income (loss) (taxable equivalent)	$66,066	$8,306	$16,316	$154	$(3,651)	$87,191
Provision for loan losses	19,035	11,026	40,553	—	—	70,614

Net interest income (loss) after provision	47,031	(2,720)	(24,237)	154	(3,651)	16,577
Noninterest income	17,193	(4,036)	(3,049)	3,836	8,338	22,282
Noninterest expense	53,467	10,119	4,394	3,357	5,673	77,010

Income (loss) from continuing operations before income taxes	10,757	(16,875)	(31,680)	633	(986)	(38,151)
Income tax expense (benefit) (taxable equivalent)	3,765	(5,906)	(11,088)	221	19,313	6,305

Net income (loss) from continuing operations	6,992	(10,969)	(20,592)	412	(20,299)	(44,456)
(Loss) income from discontinued operations	(128)	(49)	13	16	5,299	5,151

Net income (loss)	$6,864	$(11,018)	$(20,579)	$428	$(15,000)	$(39,305)

Average assets (in millions)	$4,269	$1,787	$1,596	$14	$3,601	$11,267

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Six Months Ended June 30, 2011
Net interest income (taxable equivalent)	$109,980	$17,194	$21,330	$298	$11,404	$160,206
Provision for loan losses	54,041	8,645	43,634	—	—	106,320

Net interest income (loss) after provision	55,939	8,549	(22,304)	298	11,404	53,886
Noninterest income	34,508	1,749	919	7,734	1,558	46,468
Noninterest expense	114,465	21,295	8,770	4,659	1,911	151,100

(Loss) income from continuing operations before income taxes	(24,018)	(10,997)	(30,155)	3,373	11,051	(50,746)
Income tax (benefit) expense (taxable equivalent)	(8,406)	(3,849)	(10,554)	1,181	15,403	(6,225)

Net (loss) income	$(15,612)	$(7,148)	$(19,601)	$2,192	$(4,352)	$(44,521)

Average assets (in millions)	$3,446	$1,617	$1,063	$17	$3,638	$9,781

Earnings Summary — Six Months Ended June 30, 2010
Net interest income (loss) (taxable equivalent)	$130,082	$15,797	$32,793	$300	$(7,234)	$171,738
Provision for loan losses	42,102	47,014	82,853	—	—	171,969

Net interest income (loss) after provision	87,980	(31,217)	(50,060)	300	(7,234)	(231)
Noninterest income	33,671	(5,059)	(8,056)	7,686	16,433	44,675
Noninterest expense	106,490	23,361	8,676	6,439	10,147	155,113

Income (loss) from continuing operations before income taxes	15,161	(59,637)	(66,792)	1,547	(948)	(110,669)
Income tax expense (benefit) (taxable equivalent)	5,306	(20,873)	(23,377)	542	48,212	9,810

Net income (loss) from continuing operations	9,855	(38,764)	(43,415)	1,005	(49,160)	(120,479)
Income (loss) from discontinued operations	858	(138)	175	94	(4,811)	(3,822)

Net income (loss)	$10,713	$(38,902)	$(43,240)	$1,099	$(53,971)	$(124,301)

Average assets (in millions)	$4,390	$1,824	$1,647	$14	$3,708	$11,583

Note 12. Commitments, Contingent Liabilities and Guarantees
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
Amounts available to clients under loan commitments and standby letters of credit follow.

	June 30,	December 31,
(in thousands)	2011	2010

Loan commitments and letters of credit:
Commitments to extend credit	$874,424	$953,340
Financial standby letters of credit	149,701	164,640
Performance standby letters of credit	6,513	7,015

Total loan commitments and letters of credit	$1,030,638	$1,124,995

Commitments outstanding to extend credit include home equity credit lines which totaled $354.8 million and $376.2 million at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. A liability of $0.8 million and $1.5 million was recorded at June 30, 2011 and December 31, 2010, respectively, representing the deferred revenue associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments Interest rate products	$—	$1,976	$—	$—
Derivatives not designated as hedging instruments Interest rate products	20,692	26,409	20,995	26,523

Total derivatives	$20,692	$28,385	$20,995	$26,523

Cash Flow Hedges of Interest Rate Risk
Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2011, Citizens does not have any transactions designated as cash flow hedges of interest rate risk. As of December 31, 2010, Citizens had 3 interest rate swaps with an aggregate notional amount of $160.0 million that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2010, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2011. Citizens recognized gains of $0.1 million for the three and six months ended June 30, 2010, related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.
In addition, one swap failed to qualify for hedge accounting due to a mismatch between the swap notional and the aggregate principal amount of the designated loan during the first quarter of 2010 and was subsequently terminated in April 2010. Accordingly, the change in fair value of this swap during the period from failure through termination was recognized directly in earnings. The fair value of this swap at June 30, 2010 and the change in fair value during the six months ended June 30, 2010 are disclosed under the section entitled “Derivatives Not Designated as Hedging Instruments” in this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of less than $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.7 million for the three and six months ended June 30, 2010, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $1.5 million will be reclassified as an increase to interest income.
The following tables summarize the impact of cash flow hedges on the unaudited Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location
			Reclassified in			Location Recognized
Derivatives Relationship			Statement of	Reclassified from Accumulated OCI		in Statement of
(in thousands)	Recognized in OCI		Operations	into Statement of Operations		Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Interest rate products	$(1)	$1,989	Interest income	$825	$1,880
			Other income	23	501	Other income	$—	$88

Total	$(1)	$1,989		$848	$2,381		$—	$88

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location
			Reclassified in			Location Recognized
Derivatives Relationship			Statement of	Reclassified from Accumulated OCI		in Statement of
(in thousands)	Recognized in OCI		Operations	into Statement of Operations		Operations	Amount
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Interest rate products	$17	$4,543	Interest income	$1,871	$3,932
			Other income	535	1,701	Other income	$—	$88

Total	$17	$4,543		$2,406	$5,633		$—	$88

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2011, Citizens did not have any transactions designated as fair value hedges. As of December 31, 2010, Citizens had 4 fair value interest rate swaps with an aggregate notional balance of $170.0 million.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2011 and June 30, 2010, Citizens recognized gains of $0.2 million, and $0.7 million and $1.9 million and $3.5 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items. In addition, during the three and six months ended June 30, 2011, Citizens recognized a net reduction to interest expense of $0.2 million and $0.4 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.
The following table summarizes the impact of fair value hedges on the unaudited Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in	Three Months Ended		Location in	Three Months Ended
Derivatives Relationship	Statement of	June 30,		Statement of	June 30,
(in thousands)	Operations	2011	2010	Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$(117)	$(862)	Interest expense	$358	$2,722

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in	Six Months Ended		Location in	Six Months Ended
Derivatives Relationship	Statement of	June 30,		Statement of	June 30,
(in thousands)	Operations	2011	2010	Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$(1,107)	$(773)	Interest expense	$1,818	$4,245
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of June 30, 2011 and December 31, 2010, Citizens had 178 derivative transactions with an aggregate notional amount of $638.9 million and 230 derivative transactions with an aggregate notional amount of $765.5 million, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the unaudited Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

		Amount of (Loss) Gain Recognized in
		Statement of Operations
	Location of (Loss) Gain	Three Months Ended
Derivatives Relationship	Recognized in Statement of	June 30,
(in thousands)	Operations	2011	2010
Derivatives not designated as hedges -Interest rate products	Other income	$(77)	$(267)

		Amount of (Loss) Gain Recognized in
		Statement of Operations
	Location of (Loss) Gain	Six Months Ended
Derivatives Relationship	Recognized in Statement of	June 30,
(in thousands)	Operations	2011	2010
Derivatives not designated as hedges -Interest rate products	Other income	$(189)	$(758)

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
As of June 30, 2011, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for non performance risk related to these agreements was $21.1 million. As of June 30, 2011, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $20.4 million. If credit risk related contingent features underlying these agreements had been triggered as of June 30, 2011, Citizens would be required to pledge $0.7 million in additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of June 30, 2011, the termination value approximated $0.8 million.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $20.4 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information (Unaudited)
		Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Summary of Operations (in thousands)
Net interest income	$77,606	$78,614	$81,731	$81,558	$84,586
Provision for loan losses	17,596	88,724	131,296	89,617	70,614
Noninterest income (1)	23,325	23,143	24,028	25,956	22,282
Noninterest expense	69,444	81,656	77,234	74,740	77,010
Income tax (benefit) provision from continuing operations	(10,266)	55	3,383	5,628	3,700
Income (loss) from continuing operations	24,157	(68,678)	(106,154)	(62,471)	(44,456)
Income from discontinued operations (net of income tax)	—	—	—	—	5,151
Net income (loss)	24,157	(68,678)	(106,154)	(62,471)	(39,305)
Net income (loss) attributable to common shareholders (2)	18,456	(74,305)	(111,699)	(67,922)	(44,711)
Taxable equivalent adjustment, continuing operations	1,884	2,102	2,247	2,372	2,605

Per Common Share Data(3)
Income (loss) per share from continuing operations:
Basic	$0.46	$(1.89)	$(2.83)	$(1.72)	$(1.27)
Diluted	0.46	(1.89)	(2.83)	(1.72)	(1.27)
Income per share from discontinued operations:
Basic	$—	$—	$—	$—	$0.13
Diluted	—	—	—	—	0.13
Net income (loss) per common share:
Basic	$0.46	$(1.89)	$(2.83)	$(1.72)	$(1.14)
Diluted	0.46	(1.89)	(2.83)	(1.72)	(1.14)
Common book value	17.34	16.73	18.47	22.17	23.75
Tangible book value (non-GAAP)	16.22	15.53	17.20	20.84	22.35
Tangible common book value (non-GAAP)	9.22	8.49	10.19	13.87	15.42
Shares outstanding, end of period (000)(4)	40,252	39,778	39,717	39,707	39,698

At Period End (millions)
Assets	$9,496	$9,724	$9,966	$10,639	$10,834
Earning assets	8,756	9,010	9,303	9,932	10,098
Portfolio loans	5,628	5,704	6,217	6,888	7,138
Allowance for loan losses	206	224	296	324	322
Deposits	7,445	7,692	7,727	8,101	8,222
Long-term debt	881	907	1,033	1,185	1,211
Shareholders’ equity	980	945	1,012	1,157	1,218

Average for the Quarter (millions)
Assets	$9,665	$9,899	$10,468	$10,803	$11,156
Earning assets	8,942	9,231	9,769	10,065	10,432
Portfolio loans	5,669	6,051	6,682	7,059	7,318
Allowance for loan losses	224	295	324	322	322
Deposits	7,606	7,730	7,965	8,198	8,431
Long-term debt	906	971	1,160	1,203	1,315
Shareholders’ equity	964	1,002	1,145	1,215	1,239

Financial Ratios (annualized)(5)
Return on average assets	1.00%	(2.81)%	(4.02)%	(2.29)%	(1.60)%
Return on average shareholders’ equity	10.05	(27.79)	(36.78)	(20.40)	(14.40)
Average shareholders’ equity / average assets	9.97	10.13	10.94	11.25	11.10
Net interest margin (FTE) (6)	3.56	3.53	3.42	3.32	3.35
Efficiency ratio (non-GAAP) (7)	66.90	78.33	71.39	68.02	75.93
Allowance for loan losses as a percent of portfolio loans	3.67	3.93	4.76	4.70	4.51
Allowance for loan losses as a percent of nonperforming loans	166.83	165.56	134.39	88.98	83.67
Allowance for loan losses as a percent of nonperforming assets	135.65	119.18	103.30	73.10	68.11
Nonperforming loans as a percent of portfolio loans	2.20	2.37	3.54	5.29	5.39
Nonperforming assets as a percent of portfolio loans plus ORAA(8)	2.68	3.26	4.55	6.35	6.53
Nonperforming assets as a percent of total assets	1.60	1.93	2.88	4.17	4.36
Net loans charged off as a percent of average portfolio loans (annualized)	2.51	10.77	9.46	4.91	3.90
Leverage ratio	7.83	7.39	7.71	8.50	8.72
Tier 1 capital ratio	12.43	11.90	12.11	12.41	12.79
Total capital ratio	13.77	13.24	13.51	13.80	14.17

(1)	Noninterest income includes a loss on investment securities of $1.0 million in the second quarter of 2011 and a gain of $8.0 million in the second quarter of 2010.

(2)	Net income (loss) attributable to common shareholders includes a non-cash dividend to preferred shareholders of $5.7 million and $5.6 million in the second and first quarters of 2011 and $5.5 million, $5.4 million and $5.4 million in the fourth, third, and second quarters of 2010.

(3)	Per Common Share Data as well as number of shares were adjusted to reflect the 1 for 10 reverse stock split effective 7/1/11.

(4)	Includes participating shares, which are restricted stock units and restricted shares.

(5)	Financial ratios are based on continuing operations.

(6)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(7)	The Efficiency Ratio measures how efficiently a bank spends its revenues. The formula is: (Noninterest expense — Goodwill impairment)/(Net interest income + taxable equivalent adjustment + Total noninterest income — Investment securities (losses) gains).

(8)	Other real estate assets acquired (“ORAA”) include loans held for sale.

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and six months ended June 30, 2011. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2010 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to the Corporation’s banking subsidiary, Citizens Bank. All share and per share amounts herein reflect the one-for-ten reverse stock split that became effective July 1, 2011. For further information regarding the reverse stock split, see Note 1 to the unaudited Consolidated Financial Statements in this report.
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
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses (“ALLL”) and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ operating results to decline and could have a negative impact on its capital and financial position.

•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the Bank depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.

•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.

•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.

•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

•	If the FDIC raises the assessments charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.

•	Citizens may not realize its deferred income tax assets and loss carryforwards.

•	Citizens’ stock price can be volatile.

•	An investment in Citizens’ common stock is not an insured deposit.

•	Citizens may be adversely affected by the soundness of other financial institutions.

•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•	The Holding Company may not have sufficient resources to make capital contributions to the Bank if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the Bank’s capital ratios at acceptable levels.

•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with its regulators.

•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.

•	Citizens may not be able to attract and retain skilled people. If Citizens were to lose key employees, it may experience a disruption in its relationship with certain customers.

•	The Dodd-Frank Act may adversely impact Citizens’ results of operations, financial condition or liquidity.

•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.

•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on its results of operations.

•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
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
A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2010 and 2011 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2010 full year results, the total cash compensation award linked to PTPP was $1.1 million. Additionally, during 2010, approximately 112,900 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. Based on 2011 full year results, the total potential cash compensation award linked to PTPP is $0.9 million, payable in early 2012. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. The grants are designed so that a portion of the compensation is based on provision expense while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments. The share amounts above have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.
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

	June 30,	March 31,	December 31,	September 30,	June 30,
Non-GAAP Reconciliation	2011	2011	2010	2010	2010

Efficiency Ratio (non-GAAP) (in thousands)
Net interest income (A)	$77,606	$78,614	$81,731	$81,558	$84,586
Taxable equivalent adjustment (B)	1,884	2,102	2,247	2,372	2,605
Investment securities (losses) gain (C)	(993)	(383)	(171)	—	8,051
Noninterest income (D)	23,325	23,143	24,028	25,956	22,282
Noninterest expense (E)	69,444	81,656	77,234	74,740	77,010
Efficiency ratio: E/(A+B-C+D) (non-GAAP)	66.90%	78.33%	71.39%	68.02%	75.93%

Tangible Common Equity to Tangible Assets (non-GAAP) (in millions)
Total assets	$9,496	$9,724	$9,966	$10,639	$10,834
Goodwill	(318)	(318)	(318)	(318)	(318)
Other intangible assets	(9)	(10)	(11)	(11)	(12)

Tangible assets (non-GAAP)	$9,169	$9,396	$9,637	$10,310	$10,504

Total shareholders’ equity	$980	$945	$1,012	$1,157	$1,218
Goodwill	(318)	(318)	(318)	(318)	(318)
Other intangible assets	(9)	(10)	(11)	(11)	(12)

Tangible equity (non-GAAP)	$653	$617	$683	$828	$888

Tangible equity	$653	$617	$683	$828	$888
Preferred stock	(282)	(280)	(278)	(277)	(275)

Tangible common equity (non-GAAP)	$371	$337	$405	$551	$613

Tier 1 Common Equity (non-GAAP) (in millions)
Total shareholders’ equity	$980	$945	$1,012	$1,157	$1,218
Qualifying capital securities	74	74	74	74	74
Goodwill	(318)	(318)	(318)	(318)	(318)
Accumulated other comprehensive loss (income)	1	14	20	(16)	(10)
Other intangible assets	(9)	(10)	(11)	(11)	(12)

Tier 1 capital (regulatory)	$728	$705	$777	$886	$952

Tier 1 capital (regulatory)	$728	$705	$777	$886	$952
Qualifying capital securities	(74)	(74)	(74)	(74)	(74)
Preferred stock	(282)	(280)	(278)	(277)	(275)

Total Tier 1 common equity (non-GAAP)	$372	$351	$425	$535	$603

Net risk-weighted assets (regulatory)	$5,850	$5,930	$6,417	$7,133	$7,432

Equity to assets	10.32%	9.72%	10.15%	10.88%	11.24%
Tier 1 common equity (non-GAAP)	6.36	5.93	6.62	7.50	8.10
Tangible equity to tangible assets (non-GAAP)	7.12	6.57	7.09	8.03	8.45
Tangible common equity to tangible assets (non-GAAP)	4.05	3.59	4.20	5.34	5.83
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
Citizens and the Bank continue to address the ongoing affirmative obligations and negative covenants and are committed to resolving the matters raised in the Written Agreement on a timely basis and maintaining the safety and soundness of the Bank. For example, in 2011, enhancements to the ALLL methodology continue to be made, primarily related to additional documentation, which did not have an impact on the overall methodology or the recorded balance for the allowance for loan losses. Citizens has complied with the requirements of the Written Agreement to date and is on target to meet all other required deadlines included in the Written Agreement. Because substantially all of the requirements of the Written Agreement relate to operational improvements or codify actions that were already being taken by Citizens at the time the Written Agreement became binding, Citizens does not currently anticipate that compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations. For a more detailed description of the Written Agreement, see “Item 1 Business — Supervision and Regulation” in the Corporation’s 2010 Annual Report on Form 10-K.
Results of Operations
Summary
Citizens reported net income from continuing operations of $24.2 million for the three months ended June 30, 2011, compared with a net loss of $44.5 million for the second quarter of 2010. After incorporating the $5.7 million accrued but unpaid dividend to the preferred shareholder, Citizens reported net income attributable to common shareholders of $18.5 million for the three months ended June 30, 2011, compared with a net loss of $44.7 million for the second quarter of 2010. Results for the second quarter and first six months of 2010 included net income from discontinued operations of $5.2 million and a net loss from discontinued operations of $3.8 million, respectively. Diluted net income from continuing operations per share was $0.46 for the second quarter of 2011, compared with a net loss of $1.27 for the second quarter of 2010. For the six months ended June 30, 2011, Citizens recorded a net loss from continuing operations of $44.5 million, compared with a net loss of $120.5 million for the same period of 2010
Key factors behind the results for the second quarter of 2011 compared with the second quarter of 2010 were:
•	A decrease in net interest income from 2010, which was the result of declining loan balances due to the resolution of problem assets, partially offset by an increase in net interest margin from 3.35% to 3.56%.

•	A decrease in provision for loan losses from 2010, which reflects the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances.

•	A decrease in noninterest expense from 2010, which was primarily the result of lower valuation writedowns and losses on other real estate and lower other loan expense due to lower foreclosure expenses.

•	An income tax benefit in 2011 as compared to an income tax provision in 2010, which was the result of lower pre-tax losses, changes in other comprehensive income and a reduction of the alternative minimum tax.
The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

Pre-tax pre-provision profit (non-GAAP)	Three Months Ended
(in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Income (loss) from continuing operations	$24,157	$(68,678)	$(106,154)	$(62,471)	$(44,456)
Income tax (benefit) provision from continuing operations	(10,266)	55	3,383	5,628	3,700
Provision for loan losses	17,596	88,724	131,296	89,617	70,614
Net (gains) losses on loans held for sale	(1,179)	1,106	3,069	1,441	8,405
Investment securities losses (gains)	993	383	171	—	(8,051)
Losses on other real estate (ORE)	1,355	9,122	930	1,967	3,778
Fair-value adjustment on bank owned life insurance (1)	48	(100)	(105)	(159)	280
Fair-value adjustment on swaps (1)	77	114	(535)	202	279

Pre-tax pre-provision profit (non-GAAP)	$32,781	$30,726	$32,055	$36,225	$34,549

(1)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations
Total assets at June 30, 2011 were $9.5 billion, a decrease of $470.0 million or 4.7% from December 31, 2010 and a decrease of $1.3 billion or 12.4% from June 30, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets, which consisted primarily of substandard commercial real estate loans.
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

Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and six months ended June 30, 2011 and 2010 is presented below.

	Three Months Ended
	June 30,
	2011			2010
Average Balances/Net Interest Income/Average Rates	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$403,380	$249	0.25%	$654,502	$407	0.25%
Investment securities: (3)
Taxable	2,443,792	20,546	3.36	1,856,490	18,600	4.01
Tax-exempt	254,797	2,713	6.55	351,717	3,932	6.88
FHLB and Federal Reserve stock	137,433	1,044	3.04	156,597	1,026	2.62
Portfolio Loans: (4)
Commercial and industrial	1,348,499	17,683	5.38	1,775,054	21,347	4.93
Commercial real estate	1,766,070	22,196	5.04	2,722,843	35,928	5.29
Residential mortgage	719,336	8,636	4.80	865,732	12,245	5.66
Direct consumer	990,764	14,958	6.06	1,153,278	17,500	6.09
Indirect consumer	844,083	14,057	6.68	801,556	13,614	6.81

Total portfolio loans	5,668,752	77,530	5.51	7,318,463	100,634	5.54
Loans held for sale (4)	34,194	147	1.72	94,381	346	1.47

Total earning assets (3)	8,942,348	102,229	4.67	10,432,150	124,945	4.90

Nonearning Assets
Cash and due from banks	138,728			143,924
Premises and equipment	101,352			107,874
Investment security fair value adjustment	53,822			45,580
Other nonearning assets	652,611			748,626
Assets of discontinued operations	—			110,881
Allowance for loan losses	(223,922)			(321,976)

Total assets	$9,664,939			$11,267,059

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$947,220	545	0.23	$1,044,580	716	0.28
Savings deposits	2,621,616	2,424	0.37	2,533,846	4,167	0.66
Time deposits	2,562,463	12,073	1.89	3,566,321	21,027	2.36
Short-term borrowings	41,340	19	0.18	31,897	17	0.21
Long-term debt	905,902	9,562	4.23	1,314,991	14,432	4.40

Total interest-bearing liabilities	7,078,541	24,623	1.40	8,491,635	40,359	1.91
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	1,474,408			1,286,243
Other liabilities	148,058			144,354
Liabilities of discontinued operations	—			106,227
Shareholders’ equity	963,932			1,238,600

Total liabilities and shareholders’ equity	$9,664,939			$11,267,059

Net Interest Income		$77,606			$84,586

Interest Spread (5)			3.27			2.99
Contribution of noninterest bearing sources of funds			0.29			0.36

Net Interest Margin (5)(6)			3.56%			3.35%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1.9 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.

	Six Months Ended
	June 30,
	2011				2010
Average Balances/Net Interest Income/Average Rates	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$410,031	$502	0.25%	$675,144	$831	0.25%
Investment securities: (3)
Taxable	2,378,990	40,156	3.38	1,806,926	36,861	4.08
Tax-exempt	266,672	5,799	6.69	421,953	9,217	6.72
FHLB and Federal Reserve stock	140,635	2,169	3.10	155,845	2,028	2.62
Portfolio Loans: (4)
Commercial and industrial	1,385,331	33,356	4.98	1,824,723	43,394	4.90
Commercial real estate	1,904,944	48,904	5.18	2,756,930	71,977	5.27
Residential mortgage	730,515	17,454	4.78	926,955	24,065	5.19
Direct consumer	1,007,777	30,421	6.09	1,177,404	35,421	6.07
Indirect consumer	830,455	27,738	6.74	799,530	27,123	6.84

Total portfolio loans	5,859,022	157,873	5.46	7,485,542	201,980	5.46
Loans held for sale (4)	30,547	515	3.38	89,205	742	1.67

Total earning assets (3)	9,085,897	207,014	4.67	10,634,615	251,659	4.87

Nonearning Assets
Cash and due from banks	141,328			176,345
Premises and equipment	102,868			108,780
Investment security fair value adjustment	43,085			44,029
Other nonearning assets	667,486			729,498
Assets of discontinued operations	—			219,029
Allowance for loan losses	(259,380)			(328,934)

Total assets	$9,781,284			$11,583,362

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$949,482	1,093	0.23	$1,060,175	1,530	0.29
Savings deposits	2,625,435	5,018	0.39	2,512,123	8,382	0.67
Time deposits	2,657,357	25,306	1.92	3,637,529	45,509	2.52
Short-term borrowings	41,264	37	0.18	34,207	41	0.24
Long-term debt	938,309	19,340	4.15	1,381,997	30,422	4.44

Total interest-bearing liabilities	7,211,847	50,794	1.42	8,626,031	85,884	2.01
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	1,435,216			1,277,461
Other liabilities	151,216			139,459
Liabilities of discontinued operations	—			259,837
Shareholders’ equity	983,005			1,280,574

Total liabilities and shareholders’ equity	$9,781,284			$11,583,362

Net Interest Income		$156,220			$165,775

Interest Spread (5)			3.25			2.86
Contribution of noninterest bearing sources of funds			0.29			0.38

Net Interest Margin (5)(6)			3.54%			3.24%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.0 million and $6.0 million for the six months ended June 30, 2011 and 2010, respectively, based on a tax rate of 35%.

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
The increases in net interest margin in the three and six months ended June 30, 2011 over the comparable periods of 2010 were the result of declining deposit costs, reductions in high-cost funding, and wholesale funding repricing to lower fixed rates as well as improving credit trends, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities and money market investments and lower reinvestment rates in the loan and investment portfolios.

The decreases in net interest income in the three and six months ended June 30, 2011 from the comparable periods of 2010 were the result of lower average earning assets, partially offset by the effects of the higher net interest margin.
The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.

	Three Months Ended June 30,			Six Months Ended June 30,
Analysis of Changes in Interest Income and Interest Expense		Increase (Decrease)			Increase (Decrease)
2011 compared with 2010	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate(2)	Volume(2)	Change(1)	Rate(2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$(158)	$(3)	$(155)	$(329)	$(4)	$(325)
Investment securities:
Taxable	1,946	(3,311)	5,257	3,295	(7,072)	10,367
Tax-exempt	(1,219)	(179)	(1,040)	(3,418)	(41)	(3,377)
FHLB and Federal Reserve stock	18	152	(134)	141	352	(211)
Loans:
Commercial and industrial	(3,664)	1,803	(5,467)	(10,038)	535	(10,573)
Commercial real estate	(13,732)	(1,636)	(12,096)	(23,073)	(1,182)	(21,891)
Residential mortgage	(3,609)	(1,704)	(1,905)	(6,611)	(1,806)	(4,805)
Direct consumer	(2,542)	(88)	(2,454)	(5,000)	120	(5,120)
Indirect consumer	443	(269)	712	615	(423)	1,038

Total portfolio loans	(23,104)	(1,894)	(21,210)	(44,107)	(2,756)	(41,351)
Loans held for sale	(199)	52	(251)	(227)	456	(683)

Total	(22,716)	(5,183)	(17,533)	(44,645)	(9,065)	(35,580)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(171)	(108)	(63)	(437)	(288)	(149)
Savings deposits	(1,743)	(1,883)	140	(3,364)	(3,727)	363
Time deposits	(8,954)	(3,729)	(5,225)	(20,203)	(9,493)	(10,710)
Short-term borrowings	2	(3)	5	(4)	(11)	7
Long-term debt	(4,870)	(533)	(4,337)	(11,082)	(1,834)	(9,248)

Total	(15,736)	(6,256)	(9,480)	(35,090)	(15,353)	(19,737)

Net Interest Income	$(6,980)	$1,073	$(8,053)	$(9,555)	$6,288	$(15,843)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decreases in net interest income in the three and six months ended June 30, 2011 from the comparable period of 2010 reflect volume variances that were unfavorable in the aggregate, partially offset by rate variances that were favorable in the aggregate. The unfavorable volume variances were primarily due to the reduction in the loan portfolios as a result of the accelerated problem asset resolution initiative, partially offset by an increase in the taxable investment securities portfolios and a decrease in brokered time deposits and long term debt. The rate variances were primarily the result of borrowings repricing to lower rates as a result of the lower market interest rates and reduced deposit price competition, partially offset by lower reinvestment yields for investment securities and intensified price competition for commercial and industrial loans.

Noninterest Income
The components of noninterest income for the three and six months ended June 30, 2011 and 2010 are presented below.

	Three Months Ended				Six Months Ended
Noninterest Income	June 30,		Change in 2011		June 30,		Change in 2011
(dollars in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Service charges on deposit accounts	$9,753	$9,971	$(218)	(2.2)%	$19,182	$19,655	$(473)	(2.4)%
Trust fees	3,811	3,836	(25)	(0.7)	7,734	7,631	103	1.3
Mortgage and other loan income	1,883	2,198	(315)	(14.3)	4,825	4,787	38	0.8
Brokerage and investment fees	1,533	1,322	211	16.0	2,641	2,255	386	17.1
ATM network user fees	1,926	1,771	155	8.8	3,681	3,368	313	9.3
Bankcard fees	2,468	2,266	202	8.9	4,706	4,273	433	10.1
Net gains (losses) on loans held for sale	1,179	(8,405)	9,584	N/M	73	(16,107)	16,180	N/M
Investment securities (losses) gains	(993)	8,051	(9,044)	N/M	(1,376)	14,067	(15,443)	N/M
Other income	1,765	1,272	493	38.8	5,002	4,746	256	5.4

Total noninterest income	$23,325	$22,282	$1,043	4.7	$46,468	$44,675	$1,793	4.0

N/M	—	Not Meaningful
The increases in noninterest income from the three and six month periods ending June 30, 2010 were primarily a result of gains on loans held for sale as compared to losses in 2010, partially offset by losses on investment securities as compared to gains in 2010. The decreases in losses on loans held for sale were primarily the result of fewer writedowns to reflect fair-value declines of the underlying collateral. The net losses on investment securities as compared to net gains in 2010 were directly related to the sale of four CMOs during the first and second quarter of 2011.
Noninterest Expense
The components of noninterest expense for the three and six months ended June 30, 2011 and 2010 are presented below.

	Three Months Ended				Six Months Ended
Noninterest Expense	June 30,		Change in 2011		June 30,		Change in 2011
(dollars in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Salaries and employee benefits	$31,265	$31,403	$(138)	(0.4)%	$62,283	$61,350	$933	1.5%
Occupancy	6,047	6,139	(92)	(1.5)	13,609	13,600	9	0.1
Professional services	2,407	2,615	(208)	(8.0)	4,626	4,868	(242)	(5.0)
Equipment	2,841	2,979	(138)	(4.6)	5,893	6,051	(158)	(2.6)
Data processing services	4,247	4,767	(520)	(10.9)	8,599	9,396	(797)	(8.5)
Advertising and public relations	1,802	2,116	(314)	(14.8)	2,371	3,413	(1,042)	(30.5)
Postage and delivery	1,120	1,295	(175)	(13.5)	2,236	2,309	(73)	(3.2)
Other loan expenses	3,314	4,551	(1,237)	(27.2)	8,569	10,525	(1,956)	(18.6)
Losses on other real estate (ORE)	1,355	3,778	(2,423)	(64.1)	10,477	10,541	(64)	(0.6)
ORE expenses	1,029	800	229	28.6	2,797	1,990	807	40.6
Intangible asset amortization	778	1,034	(256)	(24.8)	1,606	2,164	(558)	(25.8)
Other expenses	13,239	15,533	(2,294)	(14.8)	28,034	28,906	(872)	(3.0)

Total noninterest expense	$69,444	$77,010	$(7,566)	(9.8)	$151,100	$155,113	$(4,013)	(2.6)

The decrease in noninterest expense in the second quarter of 2011 from the second quarter of 2010 was primarily the result of lower losses on other real estate, lower other expenses, and lower other loan expense, as well as a net decline in most other noninterest expense categories. The decrease in losses on other real estate was primarily the result of additional writedowns in 2010 to reflect fair-value declines for the underlying collateral related to the bulk sale of residential mortgage assets. The decline in other loan expense was a result of lower foreclosure expenses. The net decline in other expenses was directly related to lower FDIC insurance costs. The decrease in most other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.
The decrease in the six months ended June 30, 2011 from the comparable period of 2010 was primarily the result of lower other loan expenses, lower advertising and public relations expense and lower other expenses, as well as a net decline in all other noninterest expense categories. This was partially offset by an increase in salaries and employee benefits and ORE expenses. The decline in other loan expense was a result of lower foreclosure expenses. The net decline in other expenses was directly related to lower FDIC insurance costs. The net decline in advertising and public relations, as well as most other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company. The increase in salaries and employee benefits was related to higher pension costs primarily due to the decrease in discount rate and amortization of losses from previous years as well as higher incentive and commission costs. The increase in ORE expenses was the result of additional carrying costs related to holding the ORE properties.
Income Taxes
The income tax benefit for the second quarter of 2011 was $10.3 million, compared with a provision of $3.7 million for the second quarter of 2010. For the first six months of 2011, the income tax benefit totaled $10.2 million, compared with a provision of $3.8 million in 2010. The variances were primarily the result of lower year to date pre-tax losses, changes in other comprehensive income and a reduction of the alternative minimum tax.
The effective tax rate for the second quarter of 2011 was (73.90)%, compared with (9.08)% for the second quarter of 2010. For the first six months of 2011, the effective tax rate was 18.66%, compared with (3.30)% for the same period of 2010. The effective tax rate was driven by changes in other comprehensive income.
Discontinued Operations
Net income from discontinued operations was $5.2 million for the second quarter of 2010. For the first six months of 2010, the net loss from discontinued operations was $3.8 million. The loss from discontinued operations for the six months ended June 30, 2010 included a net loss of $4.5 million related to the sale of F&M (recorded in noninterest income). During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price, therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair-value, less cost to sell. In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date.
Line of Business Results
Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into five major business segments: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management and Other. For additional information about each line of business, see Note 15 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K and Note 11 to the unaudited Consolidated Financial Statements in this report.
Regional Banking recorded a net loss for the three and six months ended June 30, 2011 compared to net income in the same periods of the prior year. The variance for the three months ended June 30, 2011 was primarily due to lower net interest income and higher noninterest expense, partially offset by lower provision for loan losses, and lower taxes. The variance for the six months ended June 30, 2011 was primarily due to lower net interest income, higher provision for loan losses, higher noninterest expense, partially offset by lower taxes. The variances for both periods were primarily the result of Citizens’ accelerated problem asset resolution initiatives which were substantially completed in the first quarter of 2011.
Specialty Consumer recorded net income for the three months ended June 30, 2011, as compared to a net loss in the same period of the prior year. Losses in Specialty Consumer for the six months ended June 30, 2011 decreased as compared to the same period in 2010. The variances were a result of lower provision for loan losses, higher noninterest income and lower noninterest expense all due to the credit writedowns during 2010 associated with the bulk sale of nonperforming residential mortgage loans.
Specialty Commercial recorded net income for the three months ended June 30, 2011, as compared to a net loss in the same period of the prior year. Losses in Specialty Commercial for the six months ended June 30, 2011 decreased as compared to the same period in 2010. The improvements in both periods were a result of lower provision for loan losses and higher noninterest income, partially offset by lower net interest income and higher taxes in 2011. The lower provision expense was directly related to the disposition of problem assets in prior periods. The higher noninterest income was a result of fewer writedowns associated with loans held for sale. The decrease in net interest income was the result of declining loan balances due to the resolution of problem assets.
Net income for Wealth Management for the three and six months ended June 30, 2011 increased over the prior year primarily due to decreases in noninterest expense relating to decreases in salaries and employee benefits expense and lower data processing expenses.

The Other line of business recorded net income for the three months ended June 30, 2011 as compared to a net loss in the same period of the prior year. This was primarily due to higher net interest income, lower noninterest expense and lower taxes, partially offset by lower noninterest income. Losses for the Other line of business for the six months ended June 30, 2011 decreased as compared with the same period of the prior year primarily as a result of higher net interest income, lower noninterest expenses, and losses from discontinued operations in 2010, partially offset by lower noninterest income. The increases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decreases in noninterest expense were primarily the result of a decrease in FDIC insurance costs. The 2010 loss on discontinued operations was directly related to the fair-value adjustment in the first quarter of 2010 related to the sale of F&M. The decreases in noninterest income were primarily the result of net gains on investment securities sales during 2010.
Financial Condition
Total assets at June 30, 2011 were $9.5 billion, a decrease of $470.0 million or 4.7% from December 31, 2010 and a decrease of $1.3 billion or 12.4% from June 30, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets, which consisted primarily of the sale of substandard commercial real estate loans.
Money Market Investments
Money market investments at June 30, 2011 totaled $176.8 million, a decrease of $232.2 million or 56.8% from December 31, 2010 and a decrease of $444.2 million or 71.5% from June 30, 2010. The decreases from both period were primarily related to the use of funds to pay off maturing wholesale funding. In addition, the decrease from December 31, 2010 was also the result of using money market funds to purchase investment securities.
Investment Securities
Investment securities at June 30, 2011 totaled $2.9 billion, an increase of $327.0 million or 13.0% from December 31, 2010 and an increase of $667.4 million or 30.6% over June 30, 2010. Increases in investment securities were largely due to reinvesting a portion of the loan portfolio paydowns and proceeds from loan sales.
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

Loan Portfolios	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2011	2011	2010	2010	2010

Land hold	$ 7.4	$ 17.3	$ 28.3	$ 37.1	$ 37.8
Land development	22.5	22.7	34.8	73.8	84.3
Construction	8.1	23.3	103.7	155.4	156.3
Income producing	1,019.6	1,038.7	1,171.0	1,382.3	1,481.7
Owner-occupied	664.6	692.3	783.0	855.1	886.1

Total commercial real estate	1,722.2	1,794.3	2,120.8	2,503.7	2,646.2
Commercial and industrial	1,349.8	1,353.2	1,474.2	1,657.4	1,686.8

Total commercial	3,072.0	3,147.5	3,595.0	4,161.1	4,333.0

Residential mortgage	708.2	727.3	756.2	800.5	858.9
Direct consumer	978.3	1,006.4	1,045.5	1,091.7	1,132.2
Indirect consumer	869.1	823.0	819.9	834.7	814.0

Total consumer	2,555.6	2,556.7	2,621.6	2,726.9	2,805.1

Total portfolio loans	$5,627.6	$5,704.2	$ 6,216.6	$ 6,888.0	$7,138.1

The decrease in total portfolio loans as compared to December 31, 2010 and June 30, 2010 reflect the results of the accelerated problem asset resolution initiatives, paydowns as a result of normal client activity, and charge-offs.
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
The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually, and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At June 30, 2011, December 31, 2010 and June 30, 2010, the outstanding balance of these loans was $0.8 million or 0.1%, $1.9 million or 0.3%, and $1.9 million or 0.2% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial.
In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor for losses resulting from the breach. During the first six months of 2011 and 2010, Citizens repurchased $0.5 million and $1.7 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $2.9 million and $1.1 million in the first six months of 2011 and 2010, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of June 30, 2011, Citizens’ home equity portfolio totaled $798.9 million, and had an average loan size of $36,756 with an average refreshed FICO score of 738. As of June 30, 2011, other direct installment loans totaled $179.4 million and had an average loan size of $18,880 with an average refreshed FICO score of 720.
Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of June 30, 2011, indirect consumer loans had an average loan size of $23,181 with an average refreshed FICO score of 736.
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
The following tables represent three qualitative aspects of the loan portfolio that illustrate the overall level of quality and risk inherent in the loan portfolio.
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.
•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired.
•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter, net of recoveries.

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Delinquency Rates By Loan Portfolio		% of		% of		% of		% of		% of
30 to 89 days past due (in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$0.6	7.69%	$0.5	2.95%	$2.2	7.90%	$—	—%	$1.3	3.34%
Land development	—	—	—	—	0.2	0.62	4.5	6.04	2.0	2.43
Construction	1.7	21.2	—	—	0.5	0.45	2.4	1.53	6.4	4.07
Income producing	1.6	0.16	4.8	0.46	20.7	1.76	35.2	2.55	22.9	1.55
Owner-occupied	6.5	0.98	2.0	0.29	14.7	1.88	18.3	2.14	16.4	1.85

Total commercial real estate	10.4	0.60	7.3	0.41	38.3	1.80	60.4	2.41	49.0	1.85
Commercial and industrial	3.7	0.27	6.2	0.46	9.0	0.61	23.8	1.43	10.3	0.61

Total commercial	14.1	0.46	13.5	0.43	47.3	1.32	84.2	2.02	59.3	1.37

Residential mortgage	11.5	1.63	10.3	1.41	15.4	2.03	14.6	1.82	20.8	2.42
Direct consumer	20.4	2.08	17.2	1.71	22.4	2.14	20.5	1.88	20.2	1.79
Indirect consumer	10.7	1.23	10.2	1.24	13.3	1.62	12.2	1.46	11.4	1.40

Total consumer	42.6	1.67	37.7	1.47	51.1	1.95	47.3	1.73	52.4	1.87

Total delinquent loans	$56.7	1.01	$51.2	0.90	$98.4	1.58	$131.5	1.91	$111.7	1.57

The decreases in total delinquencies as of June 30, 2011 compared to December 31, 2010 and June 30, 2010 were driven by the continued emphasis on proactively managing and resolving delinquent commercial and consumer loans and reflect the improving risk profile of the loan portfolio.
Loans are generally placed on nonaccrual status when there is substantial doubt regarding collection of principal or interest based on Citizens’ credit policies and practices or when principal or interest is past due in excess of 90 days. When a loan is placed on nonaccrual status, interest that is accrued but not collected is reversed and charged against income. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, restructured loans, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. Nonperforming assets during the last five quarters are presented in the table below.

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Nonperforming Assets		% of		% of		% of		% of		% of
(in millions)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$0.2	2.25%	$1.2	6.68%	$3.2	11.50%	$5.6	15.13%	$5.2	13.76%
Land development	0.4	1.68	0.1	0.35	3.1	8.82	16.0	21.64	22.3	26.48
Construction	0.5	6.89	0.4	1.70	7.5	7.21	27.4	17.65	25.0	15.99
Income producing	20.2	1.98	28.2	2.72	62.0	5.30	147.7	10.69	148.4	10.02
Owner-occupied	21.2	3.18	21.7	3.14	42.8	5.47	63.3	7.40	59.5	6.71

Total commercial real estate	42.5	2.47	51.6	2.88	118.6	5.59	260.0	10.39	260.4	9.84
Commercial and industrial	21.0	1.56	25.8	1.91	57.8	3.92	61.5	3.71	67.0	3.97

Total nonaccruing commercial	63.5	2.07	77.4	2.46	176.4	4.91	321.5	7.73	327.4	7.56

Residential mortgage	30.7	4.33	30.4	4.18	22.1	2.92	16.9	2.11	31.0	3.61
Direct consumer	13.9	1.43	13.0	1.30	12.5	1.20	15.5	1.42	18.7	1.65
Indirect consumer	1.3	0.15	1.2	0.14	1.3	0.16	1.7	0.20	1.5	0.18

Total nonaccruing consumer	45.9	1.80	44.6	1.74	35.9	1.37	34.1	1.25	51.2	1.82

Total nonaccruing loans	109.4	1.94	122.0	2.14	212.3	3.42	355.6	5.16	378.6	5.30
Loans 90+ days still accruing	1.6	0.03	0.7	0.01	1.6	0.03	1.6	0.02	1.5	0.02
Restructured loans still accruing	12.7	0.23	12.7	0.22	6.4	0.10	7.0	0.10	4.6	0.06

Total nonperforming portfolio loans	123.7	2.20	135.4	2.37	220.3	3.54	364.2	5.29	384.7	5.39
Nonperforming held for sale	11.4		30.4		24.1		38.4		44.0
Other repossessed assets acquired	17.0		22.2		42.2		40.7		43.9

Total nonperforming assets	$152.1		$188.0		$286.6		$443.3		$472.6

Commercial inflows	$24.3		$29.5		$110.9		$95.6		$75.9
Commercial outflows	(38.3)		(128.5)		(256.0)		(101.5)		(118.6)

Net change	$(14.0)		$(99.0)		$(145.1)		$(5.9)		$(42.7)

Nonperforming assets decreased from December 31, 2010 and June 30, 2010, primarily due to the accelerated problem loan resolution initiatives along with a significant reduction of new inflows to nonperforming over the last two quarters. Additionally, Citizens has continued to aggressively reduce the level of nonperforming loans held for sale and other repossessed assets through a combination of individual and bulk sales.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all of the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At June 30, 2011, Citizens had $19.3 million of TDRs, 30.3% of which involved both reduced interest rate and term extensions, 48.4% of which involved only an interest rate reduction and 21.3% of which received only a term extension. Of the total TDRs, $13.8 million are considered impaired and carry a specific allocated reserve and $5.5 million do not carry a specific allocated reserve. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

							Three Months Ended
	June 30, 2011			March 31, 2011			December 31, 2010		September 30, 2010		June 30, 2010
Net Charge-Offs		% of			% of			% of		% of		% of
(in millions)	$	Portfolio*		$	Portfolio*		$	Portfolio*	$	Portfolio*	$	Portfolio*

Land hold	$4.7	N/M	%	$4.9	N/M	%	$5.2	73.54%	$0.3	3.30%	$0.4	3.72%
Land development	—	—		4.4	79.15		19.7	N/M	9.0	48.29	9.8	46.68
Construction	—	—		5.6	97.09		10.0	38.44	0.4	1.10	8.7	22.23
Income producing	8.2	3.24		77.6	30.30		64.2	21.74	30.8	8.85	12.6	3.41
Owner-occupied	3.2	1.90		25.3	14.80		18.1	9.16	4.8	2.21	18.9	8.57

Total commercial real estate	16.1	3.76		117.8	26.63		117.2	21.92	45.3	7.18	50.4	7.63
Commercial and industrial	7.2	2.13		32.0	9.59		26.0	7.01	6.8	1.62	11.4	2.71

Total commercial	23.3	3.04		149.8	19.30		143.2	15.81	52.1	4.97	61.8	5.72

Residential mortgage	4.4	2.51		3.4	1.90		6.1	3.20	23.3	11.57	0.6	0.29
Direct consumer	5.6	2.30		5.5	2.21		7.1	2.70	9.8	3.56	5.5	1.96
Indirect consumer	2.1	0.96		1.9	0.95		2.9	1.39	2.2	1.05	3.3	1.61

Total consumer	12.1	1.90		10.8	1.72		16.1	2.43	35.3	5.14	9.4	1.35

Total net charge-offs	$35.4	2.51		$160.6	10.77		$159.3	9.46	$87.4	4.91	$71.2	3.90

*	Represents an annualized rate.
N/M — Not Meaningful
The decreases in net charge-offs compared to December 31, 2010 and June 30, 2010 reflect the continued stability and steady improvement in portfolio and economic trends. In addition, net charge-offs from December 31, 2010 reflect the resolution of certain problem assets through bulk sale and individual workout efforts.
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
A summary of loan loss experience during the three and six months ended June 30, 2011 and 2010 is provided below.
Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Allowance for loan losses — beginning of period	$224,117	$322,377	$296,031	$338,940
Provision for loan losses	17,596	70,614	106,320	171,969
Charge-offs	38,060	74,164	202,914	195,735
Recoveries	2,639	3,014	6,855	6,667

Net charge-offs	35,421	71,150	196,059	189,068

Allowance for loan losses — end of period	$206,292	$321,841	$206,292	$321,841

Portfolio loans outstanding at period end (1)	$5,627,637	$7,138,115	$5,627,637	$7,138,115
Average portfolio loans outstanding during period (1)	5,668,752	7,318,463	5,859,022	7,485,542
Allowance for loan losses as a percentage of portfolio loans	3.67%	4.51%	3.67%	4.51%
Ratio of net charge-offs during period to average portfolio loans (annualized)	2.51	3.90	6.75	5.09

(1)	Balances exclude loans held for sale.
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

Allocation of the Allowance for Loan Losses(1)

	June 30, 2011		December 31, 2010		June 30, 2010
		Related		Related		Related
(in millions)	ALLL	NPL(2)	ALLL	NPL (2)	ALLL	NPL (2)

Specific allocated allowance:
Commercial and industrial	$0.2	$13.4	$9.5	$43.5	$11.0	$47.6
Commercial real estate	3.7	33.6	23.5	98.4	60.8	230.5
Residential mortgage	2.4	12.1	1.1	5.4	1.5	7.4
Direct Consumer	0.2	1.7	0.1	1.2	—	—

Total specific allocated allowance	6.5	60.8	34.2	148.5	73.3	285.5

Risk allocated allowance:
Commercial and industrial	30.4	9.7	33.5	16.3	33.9	20.9
Commercial real estate (CRE)	76.9	17.4	99.1	22.7	111.7	29.9
Incremental risk allocated allowance — CRE	—	—	29.5	—	—	—

Total commercial	107.3	27.1	162.1	39.0	145.6	50.8
Residential mortgage	41.5	20.0	46.5	18.6	23.4	26.4
Direct Consumer	32.5	14.5	32.1	12.9	36.2	20.0
Indirect Consumer	15.5	1.3	16.6	1.3	37.3	2.0

Total risk allocated allowance	196.8	62.9	257.3	71.8	242.5	99.2

Total allocated allowance	203.3	123.7	291.5	220.3	315.8	384.7
General valuation allowances	3.0	—	4.5	—	6.0	—

Total allowance	$206.3	$123.7	$296.0	$220.3	$321.8	$384.7

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	1.3%		21.8%		23.1%
Commercial real estate	11.0		23.9		26.4
Residential mortgage	19.7		20.7		20.3
Direct Consumer	11.1		11.0		—
Total specific allocated allowance	10.6		23.1		25.7

Risk allocated allowance:
Commercial and industrial	312.6		205.1		162.5
Commercial real estate (3)	442.9		566.2		373.2
Total commercial	396.1		415.2		286.4
Residential mortgage	207.9		250.4		88.6
Direct Consumer	223.1		248.6		181.1
Indirect Consumer	N/M		N/M		N/M
Total risk allocated allowance	312.9		358.2		244.5
Total	166.8		134.4		83.7

ALLL as a percentage of portfolio loans (4)
Risk allocated allowance: (5)
Commercial and industrial	2.3		2.3		2.1
Commercial real estate (3)	4.6		6.4		4.6
Total commercial	3.5		4.7		3.6
Residential mortgage	6.0		6.2		2.8
Direct Consumer	3.3		3.1		3.2
Indirect Consumer	1.8		2.0		4.6
Total risk allocated allowance	3.5		4.2		3.5
Total allowance	3.7		4.8		4.5

N/M	—	Not Meaningful

(1)		The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)		Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days past due and still accruing but classified as nonperforming.

(3)		Commercial real estate includes an incremental risk allocated allowance — CRE of $29.5 million in the fourth quarter of 2010.

(4)		The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.

(5)		Portfolio loans only include loan balances evaluated for risk allocated allowance.

Total Allowance for Loan Losses. The decreases in the total allowance from December 31, 2010 and June 30, 2010 were primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the continuing stability in both portfolio and economic trends, as well as lower reserves identified for specific commercial loans. In addition, the $29.5 million of incremental risk allocated reserves established at December 31, 2010 to incorporate the impact of Citizens’ initiatives to resolve problem assets was eliminated as the resolution initiatives were substantially completed during the first quarter of 2011.
The allowance as a percentage of nonperforming loans at June 30, 2011 increased from December 31, 2010 and June 30, 2010 primarily as a result of the allowance for loan losses declining at a slower pace than the decline in nonperforming loans. While nonperforming loans declined over both periods, other offsetting factors that affect the risk allocated allowance such as historical loss experience, the continued depressed values in the real estate market, and other credit metrics resulted in a higher proportionate allowance.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at June 30, 2011. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $17.6 million in the second quarter of 2011, compared with $131.3 million in the fourth quarter of 2010 and $70.6 million in the second quarter of 2010. The decreases in the provision were primarily due to the previously mentioned improvements in credit quality which resulted in a decline in the required allowance for loan losses.
Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDR loans. The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values evidenced by these updated appraisals is then reflected in the specific allocated allowance. The fair value of nonperforming residential mortgage loans is based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured nonperforming loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, based on the original contractual rate. The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from December 31, 2010 and June 30, 2010, primarily as a result of the decline in loan portfolio balances identified and evaluated for specific reserves and the accelerated problem asset resolution initiatives.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decreases in the risk allocated allowance from December 31, 2010 and June 30, 2010 were primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve. The risk allocated allowance did not decrease to the same extent as the portfolio balance. However, other factors that affect the risk allocated allowance, such as credit metrics, delinquencies, the depressed real estate market and the accelerated workout of commercial real estate loans, made it appropriate in management’s judgment to maintain a higher proportionate allowance. The largest decline in the risk allocated allowance from December 31, 2010 related to the $54.8 million decline in the risk allocated allowance for the commercial portfolio. The majority of this decline relates to the elimination of $29.5 million of incremental risk allocated reserves, established at December 31, 2010 to incorporate the impact of Citizens initiatives to resolve problem assets as these initiatives were substantially completed during the first quarter of 2011. In addition, the remaining decline relates to the improvement in credit quality of the remaining portfolio at June 30, 2011, as evidenced by the declines in commercial loans past due 30-89 days of $33.2 million or 70.2% as well as an overall decline in outstanding commercial loans of 14.5%.
General Valuation Allowance. The general valuation allowance is based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other judgmental factors. These factors could have a potentially negative impact on credit quality. Recognizing the inherent imprecision of any loan loss allocation model, management believes that the general valuation allowance at June 30, 2011 appropriately reflects probable inherent but undetected losses in the portfolio.

Loans Held for Sale
Loans held for sale at June 30, 2011 were $19.5 million, a decrease of $20.8 million or 51.6% from December 31, 2010 and a decrease of $37.7 million or 65.9% from June 30, 2010. The variances from both prior periods reflect declines due to customer paydowns, workout activities, sales, writedowns to reflect further fair-value declines of the underlying collateral, and transfers to ORE.
Deposits
Total deposits at June 30, 2011 were $7.4 billion, a decrease of $282.1 million or 3.7% from December 31, 2010 and a decrease of $777.6 million or 9.5% from June 30, 2010. Core deposits, which exclude all time deposits, totaled $5.0 billion at June 30, 2011, an increase of $122.6 million or 2.5% from December 31, 2010 and an increase of $201.1 million or 4.2% over June 30, 2010. The increases in core deposits were the result of a continued focus on core deposit gathering. Time deposits totaled $2.4 billion at June 30, 2011, a decrease of $404.7 million or 14.2% from December 31, 2010 and a decrease of $978.7 million or 28.6% from June 30, 2010. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.
Citizens gathers deposits from the local markets it serves and has used brokered deposits from time to time when cost effective. Citizens had $683.8 million in time deposits of $100,000 or more at June 30, 2011, compared with $816.5 million at December 31, 2010 and $841.4 million at June 30, 2010. Time deposits greater than $100,000 decreased primarily as a result of the strategic reduction in single service high cost retail time deposits. At June 30, 2011, Citizens had $261.4 million in brokered deposits, compared with $322.6 million at December 31, 2010 and $775.4 million at June 30, 2010. The volatility in brokered deposit balances reflects strategies to optimize corporate funding costs and liquidity. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at June 30, 2011 totaled $43.9 million, an increase of $1.6 million or 3.8% from December 31, 2010 and an increase of $13.1 million or 42.7% from June 30, 2010. The increases reflect more short-term repurchase agreements.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2011 totaled $881.1 million, a decrease of $151.6 million or 14.7% from December 31, 2010 and a decrease of $330.0 million or 27.2% from June 30, 2010. The decreases were primarily the result of using excess liquidity to pay down wholesale funding at its contractual maturity.
Capital Resources
Shareholders’ equity at June 30, 2011 totaled $979.7 million, a decrease of $32.0 million or 3.2% from December 31, 2010 and a decrease of $238.0 million or 19.5% from June 30, 2010. The decreases were primarily the result of net losses incurred. Book value per common share at June 30, 2011, December 31, 2010, and June 30, 2010 was $17.34, $18.47, and $23.75, respectively.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of June 30, 2011, December 31, 2010 and June 30, 2010 are presented below.
Capital Ratios

	Regulatory
	Minimum for				Excess Capital
	“Well-	June 30,	December 31,	June 30,	over Minimum
	Capitalized”	2011	2010	2010	(in millions)

Leverage ratio	5.00%	7.83%	7.71%	8.72%	$262.6
Tier 1 capital ratio	6.00	12.43	12.11	12.79	376.1
Total capital ratio	10.00	13.77	13.51	14.17	220.4
Tier 1 common equity (non-GAAP)		6.36	6.62	8.10
Tangible equity to tangible assets (non-GAAP)		7.12	7.09	8.45
Tangible common equity to tangible assets (non-GAAP)		4.05	4.20	5.83

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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As described above, the Written Agreement requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor any of its subsidiaries has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s cash totaled $60.5 million as of June 30, 2011. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. In 2010, the Holding Company contributed $100.0 million to Citizens Bank to bolster capital levels. No contributions have been made in 2011.
The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company. The Written Agreement requires prior regulatory approval for Citizens to incur, increase or guarantee any debt. The restrictions on borrowing have not had a negative effect on liquidity and borrowings.
Citizens maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and very stable funding base comprised of approximately 79% deposits, 9% long-term debt, 10% equity, and 2% short-term liabilities. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 75.6%, 80.5%, and 86.8% at June 30, 2011, December 31, 2010 and June 30, 2010 respectively, as a result of the decrease in outstanding loans. Securities available for sale and money market investments can be sold for cash to provide additional liquidity, if necessary.
Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock, in each case, as permitted by the underlying documentation. In addition, as of July 28, 2010, the Written Agreement prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.7 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of June 30, 2011, the amount of the arrearage (including interest on the dividend) on the dividend payments of the Series A Preferred Stock is $25.3 million and the amount of the arrearage (including interest on interest) on the payments on the subordinated debt associated with the trust preferred securities is $7.3 million.
The Corporation’s long-term debt to equity ratio was 89.9% as of June 30, 2011 compared with 102.1% as of December 31, 2010 and 99.5% at June 30, 2010. Changes in deposit obligations and short-term and long-term debt during 2011 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $577 million or 6.1% of total assets as of June 30, 2011 compared with $1.1 billion or 11.2% of total assets at December 31, 2010. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2011 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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

Net interest income simulations were performed as of June 30, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.4% and 0.4%, respectively, from what it would be if rates were to remain at June 30, 2011 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at June 30, 2011, as the results would not have been meaningful given the current levels of short-term market interest rates. The exposure to rising interest rates is similar to the exposure at December 31, 2010. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain provisions where if it fails to maintain its status as a well or adequately capitalized institution or if its credit rating is reduced below investment grade, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Although Citizens is in breach of certain of these provisions, the termination value that would be due from Citizens if the counterparties terminated the positions is not material as of June 30, 2011. Further discussion of derivative instruments is included in Note 13 to the unaudited Consolidated Financial Statements.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2010. Annual Report on Form 10-K. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, and results of operations.
As previously disclosed, on July 19, 2011, Citizens received a notice from The Nasdaq Stock Market stating that Citizens has regained compliance with the $1.00 minimum closing bid price requirement for continued listing. As a result, the risk factor in Item 1A of Citizens’ Form 10-K for the year ended December 31, 2010 entitled “If our common stock falls to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected,” is no longer material and should be disregarded.
In addition, as previously disclosed, Citizens substantially completed its accelerated plan to resolve problem assets that it announced in October 2010. As a result, the risk factor in Item 1A of Citizens’ Form 10-K for the year ended December 31, 2010 entitled “Our efforts to resolve problem assets in a manner beneficial to the Corporation may not be successful,” is no longer material and should be disregarded.
Other than the foregoing, there have been no material changes to the risk factors set forth in Item 1A of Citizens’ Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased (1)	Per Share	Programs	(2)
April 2011	13	$7.60	—	124,115
May 2011	1,197	8.33	—	124,115
June 2011	—	—	—	124,115

Total	1,210	$8.32	—	124,115

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 300,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2011, the amount of the arrearage on the dividend payments of the Series A Preferred Stock is $22.5 million and the amount of the arrearage on the payments on the subordinated debt associated with the trust preferred securities is $7.4 million. Under the terms of the Written Agreement, Citizens is prohibited from making these interest and dividend payments without consent of the appropriate regulatory agency.
Item 6. Exhibits
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.
Date: August 4, 2011	By	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer (principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX
The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of July 1, 2011

10.65	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Lisa T. McNeely, and Judith L. Klawinski relating to 2011 incentive award.

10.66	Form of Long-Term Incentive Restricted Stock Unit Agreement with Thomas W. Gallagher and Mark W. Widawski relating to the 2011 incentive award.

10.67	Form of Retainer Stock Agreement for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.