Form 10-Q
period 2011-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2011-11-04
CIK 351077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2011

Common Stock, No Par Value	40,258,402 Shares

Citizens Republic Bancorp, Inc.
Index to Form 10-Q

Consolidated Balance Sheets (Unaudited)
Citizens Republic Bancorp, Inc.

	September 30,	December 31,	September 30,
(in thousands, except per share amounts)	2011	2010	2010
Assets
Cash and due from banks	$147,418	$127,585	$142,025
Money market investments	283,018	409,079	530,169
Investment Securities:
Securities available for sale, at fair value	1,307,977	2,049,528	2,258,452
Securities held to maturity, at amortized cost (fair value of $1,491,048, $469,421 and $118,155, respectively)	1,454,873	474,832	112,029

Total investment securities	2,762,850	2,524,360	2,370,481
FHLB and Federal Reserve stock	123,696	143,873	157,304
Portfolio loans:
Commercial and industrial	1,531,492	1,474,227	1,657,383
Commercial real estate	1,643,901	2,120,735	2,503,685

Total commercial	3,175,393	3,594,962	4,161,068
Residential mortgage	654,561	756,245	800,521
Direct consumer	954,831	1,045,530	1,091,704
Indirect consumer	887,542	819,865	834,712

Total portfolio loans	5,672,327	6,216,602	6,888,005
Less: Allowance for loan losses	(190,354)	(296,031)	(324,046)

Net portfolio loans	5,481,973	5,920,571	6,563,959
Loans held for sale	30,221	40,347	52,191
Premises and equipment	98,954	104,714	106,272
Goodwill	318,150	318,150	318,150
Other intangible assets	8,116	10,454	11,306
Bank owned life insurance	219,248	217,757	218,056
Other assets	126,544	148,755	168,991

Total assets	$9,600,188	$9,965,645	$10,638,904

Liabilities
Noninterest-bearing deposits	$1,621,451	$1,325,383	$1,297,579
Interest-bearing demand deposits	945,458	947,953	947,126
Savings deposits	2,652,267	2,600,750	2,704,589

Core deposits	5,219,176	4,874,086	4,949,294
Time deposits	2,320,728	2,852,748	3,151,652

Total deposits	7,539,904	7,726,834	8,100,946
Federal funds purchased and securities sold under agreements to repurchase	40,599	41,699	42,334
Other short-term borrowings	640	620	710
Other liabilities	154,232	152,072	152,531
Long-term debt	855,670	1,032,689	1,185,322

Total liabilities	8,591,045	8,953,914	9,481,843
Shareholders’ Equity
Preferred stock — no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 9/30/11, 12/31/10, and 9/30/10, redemption value of $300 million	283,360	278,300	276,676
Common stock — no par value
Authorized - 105,000,000 shares at 9/30/11,12/31/10, and 9/30/10; Issued and outstanding - 40,034,943 at 9/30/11, 39,716,714 at 12/31/10 and 39,707,068 at 9/30/10	1,433,765	1,431,829	1,431,314
Retained deficit	(706,907)	(678,242)	(566,543)
Accumulated other comprehensive (loss) income	(1,075)	(20,156)	15,614

Total shareholders’ equity	1,009,143	1,011,731	1,157,061

Total liabilities and shareholders’ equity	$9,600,188	$9,965,645	$10,638,904

See notes to consolidated financial statements

Consolidated Statements of Operations (Unaudited)
Citizens Republic Bancorp, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$77,212	$96,080	$235,600	$298,802
Interest and dividends on investment securities:
Taxable	20,508	18,082	60,664	54,943
Tax-exempt	2,613	3,514	8,412	12,731
Dividends on FHLB and Federal Reserve stock	974	735	3,143	2,763
Money market investments	168	350	670	1,181

Total interest income	101,475	118,761	308,489	370,420

Interest Expense
Deposits	13,528	23,518	44,945	78,939
Short-term borrowings	20	20	57	61
Long-term debt	9,086	13,665	28,426	44,087

Total interest expense	22,634	37,203	73,428	123,087

Net Interest Income	78,841	81,558	235,061	247,333
Provision for loan losses	17,481	89,617	123,801	261,586

Net interest income (loss) after provision for loan losses	61,360	(8,059)	111,260	(14,253)

Noninterest Income
Service charges on deposit accounts	10,362	10,609	29,544	30,264
Trust fees	3,622	3,837	11,356	11,468
Mortgage and other loan income	2,089	2,590	6,915	7,377
Brokerage and investment fees	1,188	1,060	3,829	3,315
ATM network user fees	1,993	1,864	5,674	5,232
Bankcard fees	2,482	2,261	7,188	6,534
Net gains (losses) on loans held for sale	1,952	(1,441)	2,025	(17,548)
Investment securities gains (losses)	3	—	(1,373)	14,067
Other income	736	5,176	5,737	9,922

Total noninterest income	24,427	25,956	70,895	70,631
Noninterest Expense
Salaries and employee benefits	30,280	32,740	92,563	94,090
Occupancy	6,125	6,529	19,734	20,129
Professional services	2,394	2,737	7,020	7,605
Equipment	2,918	3,076	8,811	9,127
Data processing services	3,823	4,702	12,422	14,098
Advertising and public relations	2,179	1,605	4,550	5,018
Postage and delivery	1,142	1,187	3,378	3,496
Other loan expenses	3,941	4,355	12,510	14,880
Losses on other real estate (ORE)	1,210	1,967	11,687	12,508
ORE expenses	529	1,327	3,326	3,317
Intangible asset amortization	732	908	2,338	3,072
Other expense	10,138	13,607	38,172	42,513

Total noninterest expense	65,411	74,740	216,511	229,853

Income (Loss) from Continuing Operations before Income Taxes	20,376	(56,843)	(34,356)	(173,475)
Income tax (benefit) provision from continuing operations	(12,568)	5,628	(22,779)	9,475

Income (Loss) from Continuing Operations	32,944	(62,471)	(11,577)	(182,950)
Discontinued operations:
Loss from discontinued operations (net of income tax)	—	—	—	(3,822)

Net Income (Loss)	32,944	(62,471)	(11,577)	(186,772)
Dividend on redeemable preferred stock	(5,761)	(5,451)	(17,088)	(16,139)

Net Income (Loss) Attributable to Common Shareholders	$27,183	$(67,922)	$(28,665)	$(202,911)

Income (Loss) Per Share from Continuing Operations
Basic	$0.68	$(1.72)	$(0.73)	$(5.05)
Diluted	0.68	(1.72)	(0.73)	(5.05)
Loss Per Share from Discontinued Operations
Basic	$—	$—	$—	$(0.10)
Diluted	—	—	—	(0.10)
Net Income (Loss) Per Common Share:
Basic	$0.68	$(1.72)	$(0.73)	$(5.15)
Diluted	0.68	(1.72)	(0.73)	(5.15)
Average Common Shares Outstanding:
Basic	39,433	39,402	39,418	39,388
Diluted	39,433	39,402	39,418	39,388
See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Citizens Republic Bancorp, Inc.

					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2010	$278,300	39,717	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive income, net of tax:
Net loss				(11,577)		(11,577)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale, net of tax effect of ($5,737)					10,756
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($6,479)					12,032
Amortization of unrealized gain on securities transferred to held to maturity, net of tax effect of $660					(1,227)
Net change in unrealized loss on qualifying cash flow hedges, net of tax effect of $1,336					(2,480)

Other comprehensive income total						19,081

Total comprehensive income						7,504
Accretion of preferred stock discount	5,060			(5,060)		—
Accrued dividend on redeemable preferred stock				(12,028)		(12,028)
Proceeds from restricted stock activity		320	—			—
Recognition of stock-based compensation			1,950			1,950
Shares purchased for taxes	—	(1)	(14)			(14)

Balance at September 30, 2011	$283,360	40,035	$1,433,765	$(706,907)	$(1,075)	$1,009,143

Balance at December 31, 2009	$271,990	39,440	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(186,772)		(186,772)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale, net of tax effect of $810					25,693
Net change in unrealized loss on qualifying cash flow hedges					(2,986)
Net change in unrecognized pension and post retirement costs					—

Other comprehensive income total						22,707

Total comprehensive loss						(164,065)
Accretion of preferred stock discount	4,686			(4,686)		—
Accrued dividend on preferred stock				(11,453)		(11,453)
Proceeds from stock options exercised and restricted stock activity		270	—			—
Recognition of stock-based compensation			1,568			1,568
Shares purchased for taxes	—	(3)	(25)			(25)

Balance at September 30, 2010	$276,676	39,707	$1,431,314	$(566,543)	$15,614	$1,157,061

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Citizens Republic Bancorp, Inc.

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Operating Activities:
Net Loss	$(11,577)	$(186,772)
Less: Loss from discontinued operations, net of income tax	—	(3,822)

Loss from continuing operations	(11,577)	(182,950)
Adjustments to reconcile loss to net cash provided by operating activities:
Provision for loan losses	123,801	261,586
Net (decrease) increase in current and deferred income taxes	(12,559)	24,856
Depreciation and amortization	8,495	9,240
Amortization of intangibles	2,338	3,072
Amortization and fair value adjustments of purchase accounting mark to market, net	(3,782)	(6,157)
Fair value adjustment on loans held for sale and other real estate	7,766	13,399
Net amortization on investment securities	14,959	4,232
Investment securities losses (gains)	1,373	(14,067)
Loans originated for sale	(115,998)	(117,372)
Proceeds from loans held for sale	127,027	119,563
Net gains from loan sales	(4,516)	(2,994)
Net loss on other real estate	3,863	1,900
Recognition of stock-based compensation expense	1,950	1,568
Other	(13,394)	25,499

Discontinued operations, net	—	17,750
Net cash provided by operating activities	129,746	159,125
Investing Activities:
Net decrease in money market investments	126,061	156,116
Securities available for sale:
Proceeds from sales	11,744	412,402
Proceeds from maturities and payments	402,623	684,996
Purchases	(569,472)	(1,276,566)
Securities held to maturity:
Proceeds from maturities and payments	51,452	2,230
Purchases	(95,987)	—
Net decrease in loans and leases	301,862	613,282
Proceeds from sales of other real estate	27,612	35,423
Net increase in properties and equipment	(2,736)	(4,833)
Proceeds from sale of discontinued operations, net	—	35,369
Discontinued operations, net	—	312,402

Net cash provided by investing activities	253,159	970,821
Financing Activities:
Net increase in demand and savings deposits	345,090	145,587
Net decrease in time deposits	(532,020)	(545,821)
Net (decrease) increase in short-term borrowings	(1,080)	3,245
Principal reductions in long-term debt	(175,048)	(326,660)
Shares acquired for retirement and purchased for taxes	(14)	(25)
Discontinued operations, net	—	(420,340)

Net cash used by financing activities	(363,072)	(1,144,014)

Net increase (decrease) in cash and due from banks	19,833	(14,068)
Cash and due from banks at beginning of period, continuing operations	127,585	149,049
Cash and due from banks at beginning of period, discontinued operations	—	7,044

Cash and due from banks at beginning of period	127,585	156,093

Cash and due from banks at end of period	$147,418	$142,025

Supplemental Cash Flow Information:
Interest paid	$71,665	$122,462
Income tax paid, net of refunds	3,000	(16,214)
Supplemental Disclosures of noncash items
Securities transferred to held to maturity from available for sale	943,092	—
Properties transferred to other real estate owned	1,347	—
Loans transferred to other real estate owned	11,932	25,061
Loans transferred to held for sale	90,481	48,673
Held for sale loans transferred to other real estate owned	522	15,177
Accretion of preferred stock discount	5,060	4,686
Accrued dividend on redeemable preferred stock	12,028	11,453
See notes to consolidated financial statements.

Part I — Financial Information
Item 1 — Consolidated Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
Citizens Republic Bancorp, Inc.
Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2010 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2010 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.
The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $28.5 million in aggregate liquidation amounts outstanding, respectively. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred security holders, and consequently the Corporation is not exposed to loss related to these VIEs.
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
Pending Accounting Pronouncements
FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”
The amendments in this ASU are intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350. Entities will not be required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances; however, they may bypass the qualitative assessment during any reporting period. The amendment also provides examples of events and circumstances that entities should consider. ASU 2011-08 is effective for Citizens in the first quarter of 2012, although early adoption is permitted. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.
FASB ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”
The amendments in this ASU will result in more converged guidance on how comprehensive income is presented under US GAAP and IFRS, although some differences remain. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income: They can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI only in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. ASU 2011-05 will be applied retrospectively and is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ presentation of comprehensive income.
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
Note 2. Investment Securities
The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities as of September 30, 2011 and December 31, 2010 follow:

	September 30, 2011				December 31, 2010
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$—	$—	$—	$—	$5,510	$5,557	$47	$—
Collateralized mortgage obligations	364,940	367,097	7,366	5,209	596,308	599,264	8,181	5,225
Mortgage-backed	766,042	806,049	40,009	2	1,232,571	1,259,131	30,661	4,101
State and municipal	128,759	134,528	5,944	175	181,719	183,584	3,188	1,323
Other	308	303	40	45	1,985	1,992	45	38

Total available for sale	$1,260,049	$1,307,977	$53,359	$5,431	$2,018,093	$2,049,528	$42,122	$10,687

Securities held to maturity:
Collateralized mortgage obligations(1)	$362,710	$366,710	$4,333	$333	$—	$—	$—	$—
Mortgage-backed(1)	985,599	1,011,317	25,802	84	363,427	356,652	—	6,775
State and municipal	106,564	113,021	6,531	74	111,405	112,769	2,269	905

Total held to maturity	$1,454,873	$1,491,048	$36,666	$491	$474,832	$469,421	$2,269	$7,680

FHLB and Federal Reserve stock	$123,696	$123,696	$—	$—	$143,873	$143,873	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.
Securities with amortized cost of $704.3 million at September 30, 2011 and $825.1 million at December 31, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at September 30, 2011 and December 31, 2010.
In June 2011 and December 2010, Citizens transferred certain mortgage-backed securities from the available for sale to the held to maturity category in accordance with Topic 320 “Investments-Debt and Equity Securities.” Management determined that it had the positive intent and ability to hold these investments to maturity. The securities transferred in June 2011 had a total amortized cost of $924.6 million and a fair value of $943.1 million. The securities transferred in December 2010 had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $18.5 million in June 2011 and $2.6 million in December 2010 will be amortized over the remaining life of the securities as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.

The amortized cost and estimated fair value of debt securities by maturity at September 30, 2011 are shown below.

	September 30, 2011
	Amortized	Estimated Fair
(in thousands)	Cost	Value

Securities available for sale:
State and municipal
Contractual maturity within one year	$9,998	$10,076
After one year through five years	20,255	21,010
After five years through ten years	65,519	68,636
After ten years	32,987	34,806

Subtotal	128,759	134,528
Collateralized mortgage obligations and mortgage-backed	1,130,982	1,173,146
Other	308	303

Total available for sale	$1,260,049	$1,307,977

Securities held to maturity:
State and municipal
Contractual maturity within one year	$1,827	$1,838
After one year through five years	2,810	2,989
After five years through ten years	62,574	66,300
After ten years	39,353	41,894

Subtotal	106,564	113,021
Collateralized mortgage obligations and mortgage-backed	1,348,309	1,378,027

Total held to maturity	$1,454,873	$1,491,048

As of September 30, 2011, 59 securities had unrealized losses compared with 229 securities as of December 31, 2010. Securities with unrealized losses, categorized by length of time the security has been in an unrealized loss position, as of September 30, 2011 and December 31, 2010 are displayed in the following tables.

	Less than 12 Months		More than 12 Months		Total
September 30, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$53,884	$2,711	$13,596	$2,498	$67,480	$5,209
Mortgage-backed	33	—	125	2	158	2
State and municipal	910	51	1,227	124	2,137	175
Other	45	1	102	44	147	45

Total available for sale	$54,872	$2,763	$15,050	$2,668	$69,922	$5,431

Securities held to maturity:
Collateralized mortgage obligations	$115,863	$333	$—	$—	$115,863	$333
Mortgage-backed	10,488	84	—	—	10,488	84
State and municipal	421	2	923	72	1,344	74

Total held to maturity	$126,772	$419	$923	$72	$127,695	$491

	Less than 12 Months		More than 12 Months		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available for sale:
Collateralized mortgage obligations	$151,618	$2,417	$25,726	$2,808	$177,344	$5,225
Mortgage-backed	293,745	4,098	135	3	293,880	4,101
State and municipal	41,580	1,138	3,289	185	44,869	1,323
Other	—	—	102	38	102	38

Total available for sale	$486,943	$7,653	$29,252	$3,034	$516,195	$10,687

Securities held to maturity:
Mortgage-backed	$356,652	$6,775	$—	$—	$356,652	$6,775
State and municipal	32,082	905	—	—	32,082	905

Total held to maturity	$388,734	$7,680	$—	$—	$388,734	$7,680

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of September 30, 2011, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statements of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other previously mentioned criteria.
The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At September 30, 2011, the whole loan CMOs had a market value of $183.3 million with gross unrealized losses of $5.5 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the September 30, 2011 credit review demonstrated continued strength and no material degradation in the holdings.
Citizens has determined there is no other-than-temporary impairment at September 30, 2011.
In accordance with Citizens policy regarding security downgrades, Citizens sold $3.9 million of available for sale securities and recorded a net loss of less than $0.1 million during the third quarter of 2011. No security sales were completed during the third quarter of 2010. Citizens completed sales of available for sale securities with an amortized cost of $13.1 million and $397.5 million, during the nine months ended September 30, 2011 and 2010 recording a net loss of $1.4 million and a net gain of $14.1 million, respectively.

Note 3. Loans and Loans Held for Sale
Citizens has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Citizens seeks to limit its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries, and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments.
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
The quality of Citizens loan portfolios is assessed as a function of net loan losses, levels of nonperforming loans and delinquencies, and credit quality ratings. These credit quality ratings are an important part of the overall credit risk management process and evaluation of the allowance for loan losses (see Note 4 — Allowance for Loan Losses).
Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Cash collected on nonaccrual loans is generally applied to outstanding principal. Loans are normally restored to accrual status if and when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis.

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

	September 30, 2011
	Loans	Loans 90+
	Accruing	Days Past			Current
	30-89 Days	Due & Still	Non-Accruing	Total Past Due	Portfolio	Total Portfolio
(in thousands)	Past Due	Accruing	Loans	Loans	Loans	Loans

Land hold	$—	$—	$167	$167	$6,651	$6,818
Land development	216	—	12	228	22,004	22,232
Construction	—	—	257	257	5,153	5,410
Income producing	3,325	—	23,227	26,552	948,710	975,262
Owner-occupied	5,817	—	27,540	33,357	600,822	634,179

Total commercial real estate	9,358	—	51,203	60,561	1,583,340	1,643,901
Commercial and industrial	1,055	1,368	13,603	16,026	1,215,339	1,231,365
Small business	1,539	—	4,933	6,472	293,655	300,127

Total commercial	11,952	1,368	69,739	83,059	3,092,334	3,175,393

Residential mortgage	9,079	—	13,074	22,153	632,408	654,561
Direct consumer	18,629	—	14,704	33,333	921,498	954,831
Indirect consumer	9,898	—	1,256	11,154	876,388	887,542

Total consumer	37,606	—	29,034	66,640	2,430,294	2,496,934

Total financing receivables	$49,558	$1,368	$98,773	$149,699	$5,522,628	$5,672,327

	December 31, 2010
	Loans	Loans 90+
	Accruing	Days Past			Current
	30-89 Days	Due & Still	Non-Accruing	Total Past Due	Portfolio	Total Portfolio
(in thousands)	Past Due	Accruing	Loans	Loans	Loans	Loans

Land hold	$2,233	$—	$3,250	$5,483	$22,776	$28,259
Land development	216	—	3,070	3,286	31,514	34,800
Construction	464	—	7,472	7,936	95,751	103,687
Income producing	20,643	—	62,021	82,664	1,088,318	1,170,982
Owner-occupied	14,705	—	42,826	57,531	725,476	783,007

Total commercial real estate	38,261	—	118,639	156,900	1,963,835	2,120,735
Commercial and industrial	5,801	1,573	47,508	54,882	1,085,645	1,140,527
Small business	3,257	—	10,244	13,501	320,199	333,700

Total commercial	47,319	1,573	176,391	225,283	3,369,679	3,594,962

Residential mortgage	15,389	—	22,076	37,465	718,780	756,245
Direct consumer	22,379	—	12,562	34,941	1,010,589	1,045,530
Indirect consumer	13,287	—	1,279	14,566	805,299	819,865

Total consumer	51,055	—	35,917	86,972	2,534,668	2,621,640

Total financing receivables	$98,374	$1,573	$212,308	$312,255	$5,904,347	$6,216,602

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, the risk category of commercial loans by class follows.

	September 30, 2011
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total

Land hold	$2,548	$820	$3,450	$—	$6,818
Land development	12,397	295	9,540	—	22,232
Construction	3,304	1,525	577	4	5,410
Income producing	627,636	182,762	163,238	1,626	975,262
Owner-occupied	504,172	47,759	77,649	4,599	634,179

Total commercial real estate	1,150,057	233,161	254,454	6,229	1,643,901
Commercial and industrial	1,051,254	99,868	79,944	299	1,231,365
Small business	255,237	23,113	21,623	154	300,127

Total commercial	$2,456,548	$356,142	$356,021	$6,682	$3,175,393

	December 31, 2010
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total

Land hold	$3,611	$10,126	$12,803	$1,719	$28,259
Land development	13,057	693	20,209	841	34,800
Construction	62,981	18,809	20,253	1,644	103,687
Income producing	664,151	198,323	296,771	11,737	1,170,982
Owner-occupied	550,074	81,133	143,928	7,872	783,007

Total commercial real estate	1,293,874	309,084	493,964	23,813	2,120,735
Commercial and industrial	799,823	140,099	191,144	9,461	1,140,527
Small business	280,697	23,483	28,994	526	333,700

Total commercial	$2,374,394	$472,666	$714,102	$33,800	$3,594,962

For residential and consumer loans, Citizens evaluates credit quality based on the aging status of the loan and by payment activity. Performing loans are considered to have a lower risk of loss and are on accruing status. Nonperforming loans are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, and restructured loans. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Residential	Direct	Indirect	Total Consumer
(in thousands)	Mortgage	Consumer	Consumer	Loans

Performing	$640,476	$937,879	$886,286	$2,464,641
Nonperforming	14,085	16,952	1,256	32,293

Total	$654,561	$954,831	$887,542	$2,496,934

	December 31, 2010
	Residential	Direct	Indirect	Total Consumer
(in thousands)	Mortgage	Consumer	Consumer	Loans

Performing	$732,309	$1,031,430	$818,586	$2,582,325
Nonperforming	23,936	14,100	1,279	39,315

Total	$756,245	$1,045,530	$819,865	$2,621,640

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Loans held for sale were $30.2 million at September 30, 2011, as compared to $40.3 million at December 31, 2010. During the first nine months of 2011, $90.5 million in portfolio loans were transferred to held for sale. At September 30, 2011 $73.1 million had been subsequently sold and $17.4 million remained in held for sale.
Note 4. Allowance for Loan Losses
The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a risk-allocated allowance for the remainder of the portfolio and a general valuation allowance estimate. For additional information regarding Citizens policies and methodology used to estimate the allowance for loan losses, see Note 1 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

The activity within the allowance for loan losses, for the three and nine months ended September 30, 2011 is presented below.

	For the three months ended September 30, 2011
	Allowance for					Allowance for
	Loan Losses at	Provision for				Loan Losses at
(in thousands)	June 30, 2011	Loan Losses	Charge-offs	Recoveries	Net charge-offs	September 30, 2011

Commercial and industrial	$17,618	(4,122)	$(994)	$721	$(273)	$13,223
Small business	12,933	(1,161)	(1,132)	180	(952)	10,820
Commercial real estate	83,627	(1,065)	(5,860)	537	(5,323)	77,239

Total commercial	114,178	(6,348)	(7,986)	1,438	(6,548)	101,282
Residential mortgage	43,925	11,856	(18,369)	5	(18,364)	37,417
Direct consumer	32,688	10,888	(6,398)	688	(5,710)	37,866
Indirect consumer	15,501	1,085	(3,430)	633	(2,797)	13,789

Total	$206,292	$17,481	$(36,183)	$2,764	$(33,419)	$190,354

	For the nine months ended September 30, 2011
	Allowance for					Allowance for
	Loan Losses at	Provision for				Loan Losses at
(in thousands)	December 31, 2010	Loan Losses	Charge-offs	Recoveries	Net charge-offs	September 30, 2011

Commercial and industrial	$26,619	$18,478	$(34,722)	$2,848	$(31,874)	$13,223
Small business	16,334	3,026	(9,063)	523	(8,540)	10,820
Commercial real estate	156,623	59,880	(140,952)	1,688	(139,264)	77,239

Total commercial	199,576	81,384	(184,737)	5,059	(179,678)	101,282
Residential mortgage	47,623	15,989	(26,431)	236	(26,195)	37,417
Direct consumer	32,255	22,422	(19,388)	2,577	(16,811)	37,866
Indirect consumer	16,577	4,006	(8,541)	1,747	(6,794)	13,789

Total	$296,031	$123,801	$(239,097)	$9,619	$(229,478)	$190,354

A summary of the allowance for loan losses, segregated by portfolio segment, as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011
	Allowance for	Allowance for
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unallocated	Allowance for
(in thousands)	Impairment	Impairment	Allowance	Loan Losses

Commercial and industrial	$96	$13,127	$—	$13,223
Small business	3	10,817	—	10,820
Commercial real estate	6,148	67,091	4,000	77,239

Total commercial	6,247	91,035	4,000	101,282
Residential mortgage	2,540	34,877	—	37,417
Direct consumer	184	37,682	—	37,866
Indirect consumer	—	13,789	—	13,789

Total allowance for loan losses	$8,971	$177,383	$4,000	$190,354

	September 30, 2011
	Recorded Investment	Recorded Investment
	of Loans Individually	of Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$11,588	$1,219,532	$245	$1,231,365
Small business	65	299,858	204	300,127
Commercial real estate	41,799	1,604,010	(1,908)	1,643,901

Total commercial	53,452	3,123,400	(1,459)	3,175,393
Residential mortgage	11,701	643,582	(722)	654,561
Direct consumer	1,624	953,804	(597)	954,831
Indirect consumer	—	867,470	20,072	887,542

Total portfolio loans	$66,777	$5,588,256	$17,294	$5,672,327

	December 31, 2010
	Allowance for	Allowance for
	Loans Individually	Loans Collectively		Total
	Evaluated for	Evaluated for	Unallocated	Allowance for
(in thousands)	Impairment	Impairment	Allowance	Loan Losses

Commercial and industrial	$9,298	$17,321	$—	$26,619
Small business	173	16,161	—	16,334
Commercial real estate	23,519	128,604	4,500	156,623

Total commercial	32,990	162,086	4,500	199,576
Residential mortgage	1,110	46,513	—	47,623
Direct consumer	130	32,125	—	32,255
Indirect consumer	—	16,577	—	16,577

Total allowance for loan losses	$34,230	$257,301	$4,500	$296,031

	December 31, 2010
	Recorded Investment	Recorded Investment
	of Loans Individually	of Loans Collectively		Total
	Evaluated for	Evaluated for	Unearned	Recorded
(in thousands)	Impairment	Impairment	(Fees)/Costs	Investment

Commercial and industrial	$42,251	$1,085,404	$12,872	$1,140,527
Small business	1,254	332,267	179	333,700
Commercial real estate	98,408	2,024,321	(1,994)	2,120,735

Total commercial	141,913	3,441,992	11,057	3,594,962
Residential mortgage	5,358	749,368	1,519	756,245
Direct consumer	1,175	1,047,286	(2,931)	1,045,530
Indirect consumer	—	802,894	16,971	819,865

Total portfolio loans	$148,446	$6,041,540	$26,616	$6,216,602

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
Citizens recognized $0.3 million and $1.9 million of interest income on nonperforming loans for the three and nine months ended September 30, 2011, respectively. Had nonaccrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $1.6 million and $3.6 million for the three and nine months ended September 30, 2011, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at September 30, 2011.
A summary of information regarding loans individually reviewed for impairment, segregated by class, as of September 30, 2011 and December 31, 2010, are set forth in the following table.

	September 30, 2011
						Average Recorded Investment
	Unpaid	Recorded
	Contractual	Investment with	Recorded		Specific
	Principal	No Specific	Investment with	Total Recorded	Related	Quarter To
(in thousands)	Balance	Allowance	Specific Allowance	Investment	Allowance	Date	Year To Date

Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$1,003
Land development	—	—	—	—	—	170	1,341
Construction	491	93	164	257	4	329	3,513
Income producing	27,646	12,432	7,545	19,977	1,626	18,506	37,219
Owner-occupied	24,955	10,384	11,181	21,565	4,518	18,681	27,027

Total commercial real estate	53,092	22,909	18,890	41,799	6,148	37,686	70,103
Commercial and industrial	20,099	10,689	899	11,588	96	12,452	26,920
Small business	131	—	65	65	3	66	660

Total commercial	73,322	33,598	19,854	53,452	6,247	50,204	97,683
Residential mortgage	11,540	—	11,540	11,540	2,509	11,752	8,368
Direct consumer	1,627	—	1,524	1,524	169	1,279	1,299

Total consumer	13,167	—	13,064	13,064	2,678	13,031	9,667

Total nonaccrual loans (impaired)	86,489	33,598	32,918	66,516	8,925	63,235	107,350

Accrual loans (impaired)
Residential mortgage	161	—	161	161	31	161	161
Direct consumer	100	—	100	100	15	360	101

Total accrual loans (impaired)	261	—	261	261	46	521	262

Total impaired loans	$86,750	$33,598	$33,179	$66,777	$8,971	$63,756	$107,612

	December 31, 2010
						Average
						Recorded
						Investment
	Unpaid	Recorded
	Contractual	Investment with	Recorded		Specific
	Principal	No Specific	Investment with	Total Recorded	Related	Quarter To
(in thousands)	Balance	Allowance	Specific Allowance	Investment	Allowance	Date

Nonaccrual loans (impaired)
Land hold	$2,007	$—	$2,007	$2,007	$1,719	$2,882
Land development	5,954	1,224	1,458	2,682	842	16,526
Construction	9,151	—	6,769	6,769	1,413	22,752
Income producing	76,310	21,315	33,145	54,460	11,759	112,214
Owner-occupied	39,018	13,153	19,337	32,490	7,786	50,976

Total commercial real estate	132,440	35,692	62,716	98,408	23,519	205,350
Commercial and industrial	51,300	9,357	32,894	42,251	9,298	45,521
Small business	1,272	445	809	1,254	173	714

Total commercial	185,012	45,494	96,419	141,913	32,990	251,585
Residential mortgage	5,196	—	5,196	5,196	1,079	5,129
Direct consumer	1,127	—	1,074	1,074	115	1,107

Total consumer	6,323	—	6,270	6,270	1,194	6,236

Total nonaccrual loans (impaired)	191,335	45,494	102,689	148,183	34,184	257,821

Accrual loans (impaired)
Residential mortgage	162	—	162	162	31	163
Direct consumer	101	—	101	101	15	26

Total accrual loans (impaired)	263	—	263	263	46	189

Total impaired loans	$191,598	$45,494	$102,952	$148,446	$34,230	$258,010

Troubled Debt Restructurings. A modified loan is considered a Troubled Debt Restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made that would not otherwise be considered for a borrower with similar credit characteristics. While commercial loan modifications vary depending on circumstances, the most common types of modifications for residential and consumer loans include below market rate reductions and/or maturity extensions, and generally do not include forgiveness of principal balances. Modified terms are dependent upon the financial position and needs of the individual borrower Citizens does not employ modification programs for temporary or trial periods, all modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the special loans group for resolution, which may result in foreclosure.
Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At September 30, 2011 the majority of Citizens’ TDRs are on nonaccrual status and are reported as impaired. Impaired and TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, TDRs are classified as impaired loans and TDRs for the remaining life of the loan.
The recorded investment balance of TDRs approximated $35.5 million at September 30, 2011. $12.2 million of TDRs were on accrual status and $23.3 million of TDRs were on nonaccrual status at September 30, 2011. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows for loans in this status. At September 30, 2011, the allowance for loan losses included specific reserves of $2.7 million which included $2.5 million related to mortgage TDRs and $0.2 million related to direct consumer TDRs. For the three and nine months ended September 30, 2011, Citizens charged off $2.1 million and $6.0 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified as a TDR during the three and nine months ended September 30, 2011.

		Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded	Coupon
(in thousands)	of Loans	Investment	Investment	Rate

Residential mortgage	10	$2,265	$2,411	2.3%
Direct consumer	1	331	336	5.1

Total portfolio loans	11	$2,596	$2,747	2.6

		Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded	Coupon
(in thousands)	of Loans	Investment	Investment	Rate

Commercial and industrial	2	$1,807	$1,807	6.5%
Commercial real estate	2	11,988	8,283	7.4

Total commercial	4	13,795	10,090	7.2
Residential mortgage	32	8,092	8,365	2.8
Direct consumer	7	1,599	1,605	6.3

Total portfolio loans	43	$23,486	$20,060	5.3

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2011.

Three Months Ended
September 30, 2011
Recorded
(in thousands)	Investment

Interest rate adjustments	$2,215
Combination of rate and maturity	532

Total	$2,747

Nine Months Ended
September 30, 2011
Recorded
(in thousands)	Investment
|
Extended maturity	$2,202
Interest rate adjustments	6,989
Combination of rate and maturity	10,689

Total	$20,060

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. During the nine months ended September 30, 2011 there were two loans of approximately $0.4 million in payment default.
Note 5. Long-Term Debt
The components of long-term debt as of September 30, 2011 and December 31, 2010 are presented below.

	September 30,	December 31,
(in thousands)	2011	2010

Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,058	$16,932
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,382
Subsidiaries:
FHLB advances	660,001	837,410
Other borrowed funds	104,160	104,191

Total long-term debt	$855,670	$1,032,689

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation it is currently in arrears with the interest payments as contractually permitted. As of September 30, 2011 and December 31, 2010, the amount of the arrearage on the payments on the subordinated debentures associated with the trust preferred securities is $8.5 million and $4.9 million, respectively.

Note 6. Income Taxes
The income tax benefit for the third quarter of 2011 was $12.6 million, compared with a provision of $5.6 million for the third quarter of 2010. For the first nine months of 2011, the income tax benefit totaled $22.8 million, compared with a provision of $9.5 million for the same period of 2010.
The income tax benefit for the third quarter of 2011 was largely due to Citizens recording a receivable as a result of a revocation of a tax election. For the nine months ended September 30, 2011, the variances were also the result of lower year to date pre-tax losses, changes in other comprehensive income and a reduction of the alternative minimum tax. Generally, the calculation for the income tax benefit for continuing operations does not consider the tax effects of changes in OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other components. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax benefit for the current year. For 2011, this resulted in an increase to the income tax benefit.
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

The estimated fair values of Citizens’ financial instruments follow.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$147,418	$147,418	$127,585	$127,585
Money market investments	283,018	283,018	409,079	409,079
Securities available for sale	1,307,977	1,307,977	2,049,528	2,049,528
Securities held to maturity	1,454,873	1,491,048	474,832	469,421
FHLB and Federal Reserve stock	123,696	123,696	143,873	143,873
Net portfolio loans	5,481,973	5,176,873	5,920,571	5,157,339
Deferred compensation assets	7,842	7,842	10,951	10,951
Loans held for sale	30,221	30,221	40,347	40,347
Accrued interest receivable	31,869	31,869	33,310	33,310
Financial liabilities:
Deposits	7,539,904	7,573,329	7,726,834	7,778,461
Short-term borrowings	41,239	41,239	42,319	42,319
Long-term debt	855,670	916,936	1,032,689	1,071,250
Accrued interest payable	12,663	12,663	10,901	10,901
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(568)	(3,428)	(1,357)	(4,980)
Derivative instruments	4,190	4,190	1,862	1,862

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.

(2)	The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.
The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the period ended September 30, 2011.
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
Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at September 30, 2011 and December 31, 2010, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Since certain assumptions and unobservable inputs are currently being used in both techniques, impaired loans are recorded as Level 3 in the fair value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.

Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3.
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
Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure, and former branch locations. Commercial properties and former branch locations are carried at the lower of cost or market value at the time of acquisition based on the fair value of the underlying property, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers and brokers, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or market value, as well as gains and losses on disposal of these properties, are charged to noninterest expense as incurred. Citizens records ORE properties as nonrecurring Level 3.
Repossessed Assets. Repossessed assets consist of consumer assets acquired to satisfy the consumer’s outstanding delinquent debt. These assets consist of automobiles, boats, recreational vehicles and other personal items. These assets are carried at the lower of cost or market value, net of estimated costs to sell, based on internally developed procedures.
Some of the assets and liabilities discussed above are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative instruments, and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as loans held for sale, impaired loans, other real estate, and repossessed assets are recorded at fair value on a nonrecurring basis. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined.

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011.

September 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Collateralized mortgage obligations	$367,097	$—	$367,088	$9
Mortgage-backed	806,049	—	806,049	—
State and municipal	134,528	—	132,307	2,221
Other	303	—	70	233

Total available for sale	1,307,977	—	1,305,514	2,463

Other assets:
Derivatives designated as hedging instruments	4,762	—	4,762	—
Derivatives not designated as hedging instruments	21,834	—	21,834	—
Deferred compensation assets	7,842	6,178	1,664	—

Total other assets	34,438	6,178	28,260	—

Total	$1,342,415	$6,178	$1,333,774	$2,463

Other liabilities:
Derivatives not designated as hedging instruments	$22,406	$—	$22,406	$—

Total	$22,406	$—	$22,406	$—

There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the three and nine month period ended September 30, 2011. The following table presents the reconciliation of Level 3 assets held by Citizens at September 30, 2011.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other		Balance at
	Beginning	Recorded in Earnings		Comprehensive		End of
(in thousands)	of Period	Realized	Unrealized	Income (Pretax)	Settlements	Period
Three Months Ended September 30, 2011
Securities available for sale
Collateralized mortgage obligations	$9	$—	$—	$—	$—	$9
State and municipal	3,691	141	—	(56)	(1,555)	2,221
Other	261	3	—	(31)	—	233

Total	$3,961	$144	$—	$(87)	$(1,555)	$2,463

Nine Months Ended September 30, 2011
Securities available for sale
Collateralized mortgage obligations	$11	$—	$—	$—	$(2)	$9
State and municipal	3,812	202	—	(88)	(1,705)	2,221
Other	336	16	—	(31)	(88)	233

Total	$4,159	$218	$—	$(119)	$(1,795)	$2,463

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of September 30, 2011.

September 30, 2011	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3
Impaired loans	$216,582	$31,991	$—	$—	$31,991
Commercial loans held for sale	6,891	2,931	—	—	2,931
Residential mortgage loans held for sale	39,944	11,962	—	—	11,962
Other real estate	11,111	3,247	—	—	3,247
Repossessed assets	5,255	2,680	—	—	2,680

Total	$279,783	$52,811	$—	$—	$52,811

Note 8. Pension Benefit Cost
Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. The components of retirement benefit cost for the three and nine months ended September 30, 2011 and 2010 are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Defined Benefit Pension Plans
Interest cost	$955	$1,037	$2,865	$3,115
Expected return on plan assets	(1,018)	(1,200)	(3,053)	(3,600)
Amortization of unrecognized:
Prior service cost	8	8	23	22
Net actuarial loss	833	555	2,498	1,666

Net pension cost	778	400	2,333	1,203

Supplemental Pension Plans
Interest cost	189	187	567	563
Amortization of unrecognized:
Net actuarial loss	5	3	14	9

Net pension cost	194	190	581	572

Postretirement Benefit Plans
Interest cost	(43)	152	245	455
Amortization of unrecognized:
Prior service cost	(107)	(67)	(251)	(201)
Net actuarial gain	37	(8)	(107)	(24)

Net postretirement benefit cost	(113)	77	(113)	230

Total periodic benefit cost	$859	$667	$2,801	$2,005

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k) plans. Citizens made a cash contribution of $0.2 million to the defined benefit pension plan during the first nine months of 2011 and expects to make a contribution of $0.5 million during the remaining three months of the year. During the first nine months of 2011, Citizens contributed $0.4 million to the supplemental pension plans and anticipates that an additional $0.1 million of contributions will be made during the remaining three months of the year. Citizens contributed $0.6 million to the postretirement benefit plan during the first nine months of 2011 and anticipates making an additional $0.2 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. As of July 29, 2011 the Board of Directors has tentatively approved the reinstatement of the 401(k) matching funds effective January 1, 2012.
The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at September 30, 2011. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.
The estimated fair values of Citizens’ pension plan assets at September 30, 2011 are as follows:

September 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Short-term pooled money fund	$1,200	$—	$1,200	$—
Equity securities
Large-cap	15,812	—	15,812	—
Mid-cap	3,644	—	3,644	—
Small-cap	5,023	—	5,023	—
International equity	8,029	—	8,029	—
Fixed income securities
Intermediate term fixed	23,354	—	23,354	—

Total	$57,062	$—	$57,062	$—

Note 9. Stock-Based Compensation
Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At September 30, 2011, Citizens had 1,149,631 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no amortized costs associated with stock options since 2009.
The following table sets forth the total stock-based compensation expense resulting from restricted stock units and restricted stock awards included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Restricted stock compensation and restricted stock unit compensation	$713	$439	$2,079	$1,568

Stock-based compensation expense before income taxes	713	439	2,079	1,568
Income tax benefit (1)	(250)	(154)	(728)	(549)

Total stock-based compensation expense after income taxes	$463	$285	$1,351	$1,019

(1)	The income tax benefit is calculated based on the statutory rate. Because Citizens has a valuation allowance, the income tax benefit may not be realized.
New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statements of Cash Flows.
As of September 30, 2011, $4.7 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2011.

		Weighted-Average
	Number of	Per Share Grant
(in thousands)	Shares	Date Fair Value
Restricted stock shares and units at December 31, 2010	311,000	$13.30
Granted	582,933	8.03
Vested	(33,697)	22.23
Forfeited	(37,575)	11.90

Restricted stock shares and units at September 30, 2011 (1)	822,661	$9.26

(1)	Includes 43,719 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.
The total fair value of restricted stock vested during the nine months ended September 30, 2011 was $0.3 million.
Note 10. Shareholders’ Equity and Earnings Per Share
Earnings per common share is computed using the two-class method. As of September 30, 2011, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 2,759,980 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$32,944	$(62,471)	$(11,577)	$(182,950)
Loss from discontinued operations (net of income tax)	—	—	—	(3,822)

Net income (loss)	32,944	(62,471)	(11,577)	(186,772)
Dividend on redeemable preferred stock	(5,761)	(5,451)	(17,088)	(16,139)

Net income (loss) attributable to common shareholders	27,183	(67,922)	(28,665)	$(202,911)
Net income allocated to participating securities	553	—	—	—

Net income (loss) from continuing operations after allocation to participating securities	$26,630	$(67,922)	$(28,665)	$(202,911)

Denominator:
Weighted average shares outstanding	40,251	39,701	39,997	39,583
Less: Participating securities included in weighted average shares outstanding	(818)	(299)	(579)	(195)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,433	39,402	39,418	39,388

Basic income (loss) per common share from continuing operations	$0.68	$(1.72)	$(0.73)	$(5.05)
Diluted income (loss) per common share from continuing operations	0.68	(1.72)	(0.73)	(5.05)

Basic loss per common share from discontinued operations	$—	$—	$—	$(0.10)
Diluted loss per common share from discontinued operations	—	—	—	(0.10)

Basic net income (loss) per common share	$0.68	$(1.72)	$(0.73)	$(5.15)
Diluted net income (loss) per common share	0.68	(1.72)	(0.73)	(5.15)
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
During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $27.4 million and $15.4 million with the dividend payments on the Series A Preferred Stock as of September 30, 2011 and December 31, 2010, respectively. For additional information about the Series A Preferred Stock, see Note 14 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Note 11. Lines of Business
Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and nine months ended September 30, 2011 and 2010 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total for the Corporation. There are no significant intersegmental revenues. For additional information about the business lines, see Note 15 to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total
Earnings Summary — Three Months Ended September 30, 2011

Net interest income (taxable equivalent)	$53,340	$9,963	$12,916	$125	$4,323	$80,667
Provision for loan losses	5,292	15,267	(3,078)	—	—	17,481

Net interest income (loss) after provision	48,048	(5,304)	15,994	125	4,323	63,186
Noninterest income	18,662	59	2,262	3,620	(176)	24,427
Noninterest expense	53,279	4,010	3,329	2,567	2,226	65,411

Income (loss) from continuing operations before income taxes	13,431	(9,255)	14,927	1,178	1,921	22,202
Income tax provision (benefit) (taxable equivalent)	4,701	(3,240)	5,224	413	(17,840)	(10,742)

Net income (loss)	$8,730	$(6,015)	$9,703	$765	$19,761	$32,944

Average assets (in millions)	$3,196	$1,650	$1,041	$18	$3,691	$9,596

Earnings Summary — Three Months Ended September 30, 2010

Net interest income (taxable equivalent)	$63,829	$8,871	$15,653	$162	$(4,585)	$83,930
Provision for loan losses	38,440	28,397	22,780	—	—	89,617

Net interest income (loss) after provision	25,389	(19,526)	(7,127)	162	(4,585)	(5,687)
Noninterest income	18,362	(563)	387	3,838	3,932	25,956
Noninterest expense	51,854	3,980	3,891	2,935	12,080	74,740

(Loss) income from continuing operations before income taxes	(8,103)	(24,069)	(10,631)	1,065	(12,733)	(54,471)
Income tax (benefit) provision (taxable equivalent)	(2,837)	(8,424)	(3,721)	373	22,609	8,000

Net (loss) income	$(5,266)	$(15,645)	$(6,910)	$692	$(35,342)	$(62,471)

Average assets (in millions)	$3,987	$1,772	$1,516	$15	$3,513	$10,803

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total

Earnings Summary — Nine Months Ended September 30, 2011

Net interest income (taxable equivalent)	$162,701	$28,131	$34,247	$423	$15,371	$240,873
Provision for loan losses	56,711	26,534	40,556	—	—	123,801

Net interest income (loss) after provision	105,990	1,597	(6,309)	423	15,371	117,072
Noninterest income	53,207	1,716	3,181	11,355	1,436	70,895
Noninterest expense	164,155	13,992	12,099	7,226	19,039	216,511

(Loss) income from continuing operations before income taxes	(4,958)	(10,679)	(15,227)	4,552	(2,232)	(28,544)
Income tax (benefit) provision (taxable equivalent)	(1,736)	(3,736)	(5,330)	1,593	(7,758)	(16,967)

Net (loss) income	$(3,222)	$(6,943)	$(9,897)	$2,959	$5,526	$(11,577)

Average assets (in millions)	$3,324	$1,645	$1,055	$18	$3,677	$9,719

Earnings Summary — Nine Months Ended September 30, 2010

Net interest income (taxable equivalent)	$192,922	$26,250	$48,446	$461	$(12,411)	$255,668
Provision for loan losses	79,614	76,339	105,633	—	—	261,586

Net interest income (loss) after provision	113,308	(50,089)	(57,187)	461	(12,411)	(5,918)
Noninterest income	52,043	(5,718)	(7,669)	11,524	20,451	70,631
Noninterest expense	156,699	14,222	12,567	9,373	36,992	229,853

Income (loss) from continuing operations before income taxes	8,652	(70,029)	(77,423)	2,612	(28,952)	(165,140)
Income tax provision (benefit) (taxable equivalent)	3,028	(24,511)	(27,098)	915	65,476	17,810

Net income (loss) from continuing operations	5,624	(45,518)	(50,325)	1,697	(94,428)	(182,950)
Income (loss) from discontinued operations	858	(130)	175	95	(4,820)	(3,822)

Net income (loss)	$6,482	$(45,648)	$(50,150)	$1,792	$(99,248)	$(186,772)

Average assets (in millions)	$4,198	$1,839	$1,603	$14	$3,666	$11,320

Note 12. Commitments, Contingent Liabilities and Guarantees
The unaudited Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 90 days and unused lines of credit are reviewed at least annually. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods, and generally expire within one year. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on Citizens’ assessment of the client and may include receivables, inventories, real property, and equipment.
Amounts available to clients under loan commitments and standby letters of credit follow.

	September 30,	December 31,
(in thousands)	2011	2010

Loan commitments and letters of credit:
Commitments to extend credit	$952,915	$953,340
Financial standby letters of credit	145,785	164,640
Performance standby letters of credit	6,436	7,015

Total loan commitments and letters of credit	$1,105,136	$1,124,995

Commitments outstanding to extend credit include home equity credit lines which totaled $345.8 million and $376.2 million at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011 and December 31, 2010, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. A liability of $0.7 million and $1.5 million was recorded at September 30, 2011 and December 31, 2010, respectively, representing the deferred revenue associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.
Note 13. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
Citizens is exposed to certain risks arising from both its business operations and economic conditions. Citizens manages economic risks, including interest rate, liquidity, and credit risk, primarily through the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and cash payments principally related to certain variable-rate loan assets and fixed and floating rate liabilities.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments Interest rate products	$4,762	$1,976	$—	$—

Derivatives not designated as hedging instruments Interest rate products	21,834	26,409	22,406	26,523

Total derivatives	$26,596	$28,385	$22,406	$26,523

Cash Flow Hedges of Interest Rate Risk
Citizens’ objective in using cash flow hedges is to add stability to net interest income through managing its income exposure to changes in market interest rates. To accomplish this objective, Citizens uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of September 30, 2011 and December 31, 2010, Citizens had five interest rate caps with an aggregate notional amount of $200.0 million and three interest rate swaps with an aggregate notional amount of $160.0 million, respectively, that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2010, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2011. Citizens recognized gains of $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.
In addition, one swap failed to qualify for hedge accounting due to a mismatch between the swap notional and the aggregate principal amount of the designated loan pool during the first quarter of 2010 and was subsequently terminated in April 2010. Accordingly, the change in fair value of this swap during the period from failure through termination was recognized directly in earnings. The fair value of this swap at September 30, 2010 and the change in fair value during the nine months ended September 30, 2010 are disclosed under the section entitled “Derivatives Not Designated as Hedging Instruments” in this footnote.
Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $0.8 million will be reclassified as an increase to interest income and $0.1 million as an increase to interest expense.
The following tables summarize the impact of cash flow hedges on the unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location			Location
			Reclassified in	Reclassified from		Recognized in
Derivatives Relationship			Statement of	Accumulated OCI into		Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Interest rate products	$(697)	$624	Interest income	$547	$1,476
			Other income	182	1,045	Other income	$—	$233

Total	$(697)	$624		$729	$2,521		$—	$233

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
			Location			Location
			Reclassified in	Reclassified from		Recognized in
Derivatives Relationship			Statement of	Accumulated OCI into		Statement of
(in thousands)	Recognized in OCI		Operations	Statement of Operations		Operations	Amount
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Interest rate products	$(680)	$5,167	Interest income	$2,418	$5,408
			Other income	717	2,745	Other income	$—	$321

Total	$(680)	$5,167		$3,135	$8,153		$—	$321

Fair Value Hedges of Interest Rate Risk
Citizens is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in market interest rates. Citizens utilizes derivatives designated as fair value hedges to mitigate this market value risk. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2011, Citizens did not have any transactions designated as fair value hedges. As of December 31, 2010, Citizens had four fair value interest rate swaps with an aggregate notional balance of $170.0 million.
For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended September 30, 2011 Citizens did not recognize any gains in interest expense related to hedge ineffectiveness. Citizens recognized gains of $1.3 million during the three months ended September 30, 2010 and $0.7 million and $4.8 million during the nine months ended September 30, 2011 and 2010, respectively, in interest expense related to hedge ineffectiveness. Citizens recognized no net reduction to interest expense during the three months ended September 30, 2011. Citizens recognized a net reduction to interest expense of $0.3 million during the three months ended September 30, 2010, and $0.4 million and $0.9 million during the nine months ended September 30, 2011 and 2010, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items. In addition, during the three and nine months ended September 30, 2011, Citizens recognized a net reduction to interest expense of $0.2 million and $0.6 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.
The following table summarizes the impact of fair value hedges on the unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in	Three Months Ended		Location in	Three Months Ended
Derivatives Relationship	Statement of	September 30,		Statement of	September 30,
(in thousands)	Operations	2011	2010	Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$—	$(740)	Interest expense	$—	$2,033

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in	Nine Months Ended		Location in	Nine Months Ended
Derivatives Relationship	Statement of	September 30,		Statement of	September 30,
(in thousands)	Operations	2011	2010	Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$(1,107)	$(1,513)	Interest expense	$1,818	$6,278
Non-designated Hedges
Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of September 30, 2011 and December 31, 2010, Citizens had 170 derivative transactions with an aggregate notional amount of $629.4 million and 230 derivative transactions with an aggregate notional amount of $765.5 million, respectively, related to this program.
The following table summarizes the impact of derivatives not designated as hedges on the unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

		Amount of (Loss) Gain
		Recognized in Statement of
		Operations
	Location of (Loss) Gain	Three Months Ended
Derivatives Relationship	Recognized in Statement of	September 30,
(in thousands)	Operations	2011	2010
Derivatives not designated as hedges — Interest rate products	Other income	$(268)	$(68)

		Amount of (Loss) Gain
	Location of (Loss) Gain	Nine Months Ended
Derivatives Relationship	Recognized in Statement of	September 30,
(in thousands)	Operations	2011	2010
Derivatives not designated as hedges — Interest rate products	Other income	$(458)	$(826)

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
As of September 30, 2011, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements was $18.7 million. As of September 30, 2011, Citizens had minimum collateral posting requirements with its derivative counterparties resulting in assigned collateral of $21.2 million. As of September 30, 2011 no circumstances could have been triggered to require Citizens to pledge additional collateral.
In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. However, as of September 30, 2011 no additional amount would have been required.
Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $21.2 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information (Unaudited)
			Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands, except per share amounts)	2011	2011	2011	2010	2010
Summary of Operations
Net interest income	$78,841	$77,606	$78,614	$81,731	$81,558
Provision for loan losses	17,481	17,596	88,724	131,296	89,617
Noninterest income (1)	24,427	23,325	23,143	24,028	25,956
Noninterest expense	65,411	69,444	81,656	77,234	74,740
Income tax (benefit) provision from continuing operations	(12,568)	(10,266)	55	3,383	5,628
Net income (loss)	32,944	24,157	(68,678)	(106,154)	(62,471)
Net income (loss) attributable to common shareholders (2)	27,183	18,456	(74,305)	(111,699)	(67,922)
Taxable equivalent adjustment	1,827	1,884	2,102	2,247	2,372

Per Common Share Data (3)
Net income (loss):
Basic	$0.68	$0.46	$(1.89)	$(2.83)	$(1.72)
Diluted	0.68	0.46	(1.89)	(2.83)	(1.72)
Common book value	18.03	17.34	16.73	18.47	22.17
Tangible book value (non-GAAP)	16.96	16.22	15.53	17.20	20.84
Tangible common book value (non-GAAP)	9.92	9.22	8.49	10.19	13.87
Shares outstanding, end of period (4)	40,256	40,252	39,778	39,717	39,707

At Period End
Assets	$9,600,188	$9,495,630	$9,724,113	$9,965,645	$10,638,904
Earning assets	8,824,183	8,755,838	9,009,704	9,302,825	9,931,806
Portfolio loans	5,672,327	5,627,637	5,704,198	6,216,602	6,888,005
Allowance for loan losses	190,354	206,292	224,117	296,031	324,046
Deposits	7,539,904	7,444,703	7,691,505	7,726,834	8,100,946
Long-term debt	855,670	881,112	906,629	1,032,689	1,185,322
Shareholders’ equity	1,009,143	979,722	945,401	1,011,731	1,157,061

Average for the Quarter
Assets	$9,596,275	$9,664,939	$9,898,921	$10,468,318	$10,803,242
Earning assets	8,856,072	8,942,348	9,231,042	9,768,828	10,064,818
Portfolio loans	5,663,058	5,668,752	6,051,407	6,682,474	7,059,144
Allowance for loan losses	206,119	223,922	295,232	323,742	321,865
Deposits	7,546,615	7,605,707	7,729,960	7,964,849	8,197,765
Long-term debt	862,479	905,902	971,076	1,159,760	1,202,901
Shareholders’ equity	991,602	963,932	1,002,290	1,145,198	1,215,087

Financial Ratios (annualized) (5)
Return on average assets	1.36%	1.00%	(2.81)%	(4.02)%	(2.29)%
Return on average shareholders’ equity	13.18	10.05	(27.79)	(36.78)	(20.40)
Average shareholders’ equity / average assets	10.33	9.97	10.13	10.94	11.25
Net interest margin (FTE) (6)	3.63	3.56	3.53	3.42	3.32
Efficiency ratio (non-GAAP) (7)	62.24	66.90	78.33	71.39	68.02
Allowance for loan losses as a percent of portfolio loans	3.36	3.67	3.93	4.76	4.70
Allowance for loan losses as a percent of nonperforming loans	169.43	166.83	165.56	134.39	88.98
Allowance for loan losses as a percent of nonperforming assets	127.63	135.65	119.18	103.30	73.10
Nonperforming loans as a percent of portfolio loans	1.98	2.20	2.37	3.54	5.29
Nonperforming assets as a percent of portfolio loans plus ORAA(8)	2.61	2.68	3.26	4.55	6.35
Nonperforming assets as a percent of total assets	1.55	1.60	1.93	2.88	4.17
Ratio of net charge offs during period to average portfolio loans	2.34	2.51	10.77	9.46	4.91
Leverage ratio	8.21	7.83	7.39	7.71	8.50
Tier 1 capital ratio	12.81	12.43	11.90	12.11	12.41
Total capital ratio	14.14	13.77	13.24	13.51	13.80

(1)	Noninterest income includes a loss on investment securities of $1.0 million in the second quarter of 2011.

(2)	Net income (loss) attributable to common shareholders includes a non-cash dividend to preferred shareholders of $5.8 million, $5.7 million and $5.6 miliion in the third, second and first quarters of 2011 and $5.5 million and $5.4 million in the fourth and third quarters of 2010.

(3)	Per common share data, as well as number of shares, were adjusted to reflect the 1 for 10 reverse stock split effective 7/1/11.

(4)	Includes participating shares which are restricted stock units and restricted shares.

(5)	Financial ratios are based upon continuing operations.

(6)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.

(7)	The efficiency ratio measures how efficiently a bank spends its revenues. The formula is: (noninterest expense — goodwill impairment)/(net interest income + taxable equivalent adjustment + total noninterest income — investment securities gains (losses)).

(8)	Other real estate assets acquired (“ORAA”) include loans held for sale.

Introduction
The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and nine months ended September 30, 2011. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in the Corporation’s 2010 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand the Corporation and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens” or the “Corporation” refer to Citizens Republic Bancorp, Inc. and its subsidiaries. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to the Corporation’s banking subsidiary, Citizens Bank. All share and per share amounts herein reflect the one-for-ten reverse stock split that became effective July 1, 2011. For further information regarding the reverse stock split, see Note 10 to the unaudited Consolidated Financial Statements in this report.
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
Forward — Looking Statements
Discussions and statements in this report that are not statements of historical fact, including without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,” and statements regarding Citizens’ future financial and operating results, plans, objectives, expectations and intentions, are forward-looking statements that involve risks and uncertainties, many of which are beyond Citizens’ control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially.
Factors that could cause or contribute to such differences include, without limitation, the following:
•	Citizens faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses (“ALLL”) and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause Citizens’ operating results to decline and could have a negative impact on its capital and financial position.
•	Citizens’ core lending and other businesses continue to be adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the Bank depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations, and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.
•	Citizens’ business may be adversely affected by the highly regulated environment in which it operates. Changes in applicable laws, regulations, and regulatory practices at either the federal or state level may result in the imposition of additional costs or restrict Citizens’ ability to operate its business in the manner most beneficial to its shareholders.
•	While Citizens attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, Citizens may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect Citizens’ net interest income and results of operations.

•	The negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.
•	If Citizens is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources (as a result of rating agency downgrades or other market factors), its cost of funds will increase, adversely affecting its ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting its results of operations.
•	Increased competition with other financial institutions or an adverse change in Citizens’ relationship with a number of major customers could reduce its net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers.
•	Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, and a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.
•	If the FDIC raises the assessments charged to its insured financial institutions, Citizens’ FDIC insurance premium may increase, which could have a negative effect on expenses and results of operations.
•	Citizens may not realize its deferred income tax assets and loss carryforwards.
•	Citizens’ stock price can be volatile.
•	An investment in Citizens’ common stock is not an insured deposit.
•	Citizens may be adversely affected by the soundness of other financial institutions.
•	In order to maintain and strengthen its capital base, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.
•	The Holding Company may not have sufficient resources to make capital contributions to the Bank if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the Bank’s capital ratios at acceptable levels.
•	As a bank holding company that conducts substantially all of its operations through its subsidiaries, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with its regulators.
•	Citizens could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state, and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.
•	Citizens is a party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	The financial services industry is undergoing rapid technological changes. If Citizens is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services may increase significantly.
•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. Citizens attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on its financial condition and results of operations.
•	Citizens may not be able to attract and retain skilled people. If Citizens were to lose key employees, it may experience a disruption in its relationship with certain customers.
•	The Dodd-Frank Act may adversely impact Citizens’ results of operations, financial condition, or liquidity.
•	The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, create risks to our net income, capital levels, financial condition and liquidity and cause uncertainties in general economic conditions that may adversely impact us.
•	New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators, or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact Citizens’ results of operations and financial condition.
•	Citizens’ business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in or disruption to, its business and a negative impact on its results of operations.
•	Citizens’ controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.
•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.
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
Critical Accounting Policies
Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of the Corporation’s financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in the Corporation’s 2010 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s 2010 Annual Report on Form

10-K. For additional information regarding updates during 2011, see Note 1 to the unaudited Consolidated Financial Statements in this report.
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
Pre-Tax Pre-Provision Profit (non-GAAP financial measure)
Pre-tax pre-provision profit (“PTPP”), as defined by Citizens’ management represents total revenue (total net interest income and noninterest income) excluding any securities gains/losses, fair value adjustments on loans held for sale, interest rate swaps, and bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair value adjustments and special assessments. While certain of these items are an integral part of Citizens’ banking operations, in each case, the excluded items are items that management believes are particularly impacted by economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and the ability of our banking operations to generate revenue. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the consolidated statements of operations. While noninterest income and noninterest expense are adjusted for the specific items listed above in the calculation of PTPP, these adjustments represent the excluded items in their entirety for each period presented to better facilitate period-to-period comparisons.
Viewed together with Citizens’ GAAP results, PTPP provides management, investors, and others with a useful metric to evaluate and better understand trends in Citizens’ period-to-period earnings power and ability to generate capital to cover credit losses, in each case exclusive of the effects of the current and recent economic stress and the credit cycle. As recent results for the banking industry demonstrate, loan charge-offs, related credit provision, and credit writedowns can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability all the more important to investors. The “Credit Quality” section of this report isolates the challenges and issues related to the credit quality of Citizens’ loan portfolio and their impact on Citizens’ earnings as reflected in the provision for loan losses.
A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2010 and 2011 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2010 full year results, the total cash compensation award linked to PTPP was $1.1 million. Additionally, during 2010, approximately 112,900 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. Based on 2011 full year results, the total potential cash compensation award linked to PTPP is $0.8 million, payable in early 2012. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on net income. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments. The share amounts above have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.
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

Non-GAAP Reconciliation

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2011	2011	2011	2010	2010

Efficiency Ratio (non-GAAP)
Net interest income (A)	$78,841	$77,606	$78,614	$81,731	$81,558
Taxable equivalent adjustment (B)	1,827	1,884	2,102	2,247	2,372
Investment securities gain (losses) (C)	3	(993)	(383)	(171)	—
Noninterest income (D)	24,427	23,325	23,143	24,028	25,956
Noninterest expense (E)	65,411	69,444	81,656	77,234	74,740
Efficiency ratio: E/(A+B-C+D) (non-GAAP)	62.24%	66.90%	78.33%	71.39%	68.02%

Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,600,188	$9,495,630	$9,724,113	$9,965,645	$10,638,904
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(8,116)	(8,848)	(9,626)	(10,454)	(11,306)

Tangible assets (non-GAAP)	$9,273,922	$9,168,632	$9,396,337	$9,637,041	$10,309,448

Total shareholders’ equity	$1,009,143	$979,722	$945,401	$1,011,731	$1,157,061
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(8,116)	(8,848)	(9,626)	(10,454)	(11,306)

Tangible equity (non-GAAP)	$682,877	$652,724	$617,625	$683,127	$827,605

Tangible equity	$682,877	$652,724	$617,625	$683,127	$827,605
Preferred stock	(283,360)	(281,642)	(279,955)	(278,300)	(276,676)

Tangible common equity (non-GAAP)	$399,517	$371,082	$337,670	$404,827	$550,929

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,009,143	$979,722	$945,401	$1,011,731	$1,157,061
Qualifying capital securities	73,667	73,667	73,667	73,667	73,667
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Accumulated other comprehensive loss (income)	1,075	923	14,278	20,156	(15,614)
Other intangible assets	(8,116)	(8,848)	(9,626)	(10,454)	(11,306)

Tier 1 capital (regulatory)	$757,619	$727,314	$705,570	$776,950	$885,658

Tier 1 capital (regulatory)	$757,619	$727,314	$705,570	$776,950	$885,658
Qualifying capital securities	(73,667)	(73,667)	(73,667)	(73,667)	(73,667)
Preferred stock	(283,360)	(281,642)	(279,955)	(278,300)	(276,676)

Total Tier 1 common equity (non-GAAP)	$400,592	$372,005	$351,948	$424,983	$535,315

Net risk-weighted assets (regulatory)	$5,912,527	$5,850,177	$5,929,802	$6,416,792	$7,132,719

Equity to assets	10.51%	10.32%	9.72%	10.15%	10.88%
Tier 1 common equity (non-GAAP)	6.77	6.36	5.93	6.62	7.50
Tangible equity to tangible assets (non-GAAP)	7.36	7.12	6.57	7.09	8.03
Tangible common equity to tangible assets (non-GAAP)	4.31	4.05	3.59	4.20	5.34
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
Results of Operations
Summary
Citizens reported net income from continuing operations of $32.9 million for the three months ended September 30, 2011, compared with a net loss of $62.5 million for the third quarter of 2010. After incorporating the $5.7 million accrued but unpaid dividend to the preferred shareholder, Citizens reported net income attributable to common shareholders of $27.2 million for the three months ended September 30, 2011, compared with a net loss of $67.9 million for the third quarter of 2010. Diluted net income from continuing operations per share was $0.68 for the third quarter of 2011, compared with a net loss of $1.72 for the third quarter of 2010. In the first nine months of 2011, Citizens recorded a net loss attributable to common shareholders of $28.7 million, or $0.73 per diluted share, compared to $202.9 million, or $5.15 per diluted share for the same period of 2010. Results for the first nine months of 2010 included an after-tax net loss from discontinued operations of $3.8 million.
Key factors behind the results for the third quarter of 2011 compared with the third quarter of 2010 were:
•	A decrease in provision for loan losses from 2010, which reflects the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances.

•	An income tax benefit in 2011 as compared to an income tax provision in 2010, which was largely due to Citizens recording a receivable as a result of a revocation of a tax election.

•	A decrease in noninterest expense from 2010, which was primarily the result of lower FDIC insurance costs, lower valuation writedowns and losses on other real estate and lower other loan expense due to lower foreclosure expenses.

•	A decrease in net interest income from 2010, which was the result of declining loan balances due to the resolution of problem assets, partially offset by the effect of an increase in net interest margin from 3.32% to 3.63%.
The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

Pre-tax pre-provision profit (non-GAAP)			Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2011	2011	2011	2010	2010

Income (loss) from continuing operations	$32,944	$24,157	$(68,678)	$(106,154)	$(62,471)
Income tax (benefit) provision from continuing operations	(12,568)	(10,266)	55	3,383	5,628
Provision for loan losses	17,481	17,596	88,724	131,296	89,617
Net (gains) losses on loans held for sale	(1,952)	(1,179)	1,106	3,069	1,441
Investment securities (gains) losses	(3)	993	383	171	—
Losses on other real estate (ORE)	1,210	1,355	9,122	930	1,967
Fair-value adjustment on bank owned life insurance (1)	385	48	(100)	(105)	(159)
Fair-value adjustment on swaps (1)	268	77	114	(535)	202

Pre-tax pre-provision profit (non-GAAP)	$37,765	$32,781	$30,726	$32,055	$36,225

(1)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations
Total assets at September 30, 2011 were $9.6 billion, a decrease of $365.5 million or 3.7% from December 31, 2010 and a decrease of $1.0 billion or 9.8% from September 30, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets, which consisted primarily of substandard commercial real estate loans.

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
Net Interest Income and Net Interest Margin
An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates for the three and nine months ended September 30, 2011 and 2010 is presented below.

Average Balances/Net Interest Income/Average Rates
			Three Months Ended
			September 30,
	2011			2010
	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)

Earning Assets
Money market investments	$270,422	$168	0.25%	$560,792	$350	0.25%
Investment securities: (3)
Taxable	2,536,944	20,508	3.23	1,911,268	18,082	3.78
Tax-exempt	242,494	2,613	6.63	321,256	3,514	6.73
FHLB and Federal Reserve stock	123,906	974	3.13	157,304	735	1.86
Portfolio loans: (4)
Commercial and industrial	1,440,968	18,599	5.24	1,685,249	19,502	4.70
Commercial real estate	1,678,996	21,445	5.07	2,595,787	34,912	5.34
Residential mortgage	693,494	7,723	4.45	839,455	10,264	4.89
Direct consumer	967,443	14,634	6.00	1,112,768	16,915	6.03
Indirect consumer	882,157	14,597	6.56	825,885	14,191	6.82

Total portfolio loans	5,663,058	76,998	5.43	7,059,144	95,784	5.42
Loans held for sale (4)	19,248	214	4.44	55,054	296	2.14

Total earning assets (3)	8,856,072	101,475	4.64	10,064,818	118,761	4.79

Nonearning Assets
Cash and due from banks	147,044			154,119
Bank premises and equipment	99,835			106,503
Investment security fair value adjustment	46,558			65,693
Other nonearning assets	652,885			733,974
Allowance for loan losses	(206,119)			(321,865)

Total assets	$9,596,275			$10,803,242

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$976,637	510	0.21	$975,588	634	0.26
Savings deposits	2,648,640	2,206	0.33	2,591,083	4,139	0.63
Time deposits	2,380,333	10,812	1.80	3,318,137	18,745	2.24
Short-term borrowings	43,445	20	0.18	36,888	20	0.22
Long-term debt	862,479	9,086	4.19	1,202,901	13,665	4.51

Total interest-bearing liabilities	6,911,534	22,634	1.30	8,124,597	37,203	1.82

Noninterest-Bearing Liabilities and Shareholders’ Equity

Noninterest-bearing demand	1,541,005			1,312,957
Other liabilities	152,134			150,601
Shareholders’ equity	991,602			1,215,087

Total liabilities and shareholders’ equity	$9,596,275			$10,803,242

Net Interest Income		$78,841			$81,558

Interest Spread (5)			3.34			2.97
Contribution of noninterest bearing sources of funds			0.29			0.35

Net Interest Margin (5)(6)			3.63%			3.32%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1.8 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.

Average Balances/Net Interest Income/Average Rates
			Nine Months Ended
			September 30,
	2011			2010
	Average		Average	Average		Average
(in thousands)	Balance	Interest(1)	Rate(2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$362,983	$670	0.25%	$636,608	$1,181	0.25%
Investment securities: (3)
Taxable	2,432,220	60,664	3.33	1,842,089	54,943	3.98
Tax-exempt	258,524	8,412	6.67	388,018	12,731	6.73
FHLB and Federal Reserve stock	134,998	3,143	3.11	156,337	2,763	2.36
Portfolio loans: (4)
Commercial and industrial	1,404,081	51,955	5.07	1,777,721	62,895	4.84
Commercial real estate	1,828,800	70,348	5.14	2,702,625	106,889	5.29
Residential mortgage	718,039	25,177	4.68	897,468	34,330	5.10
Direct consumer	994,185	45,055	6.06	1,155,622	52,336	6.06
Indirect consumer	847,878	42,335	6.68	808,412	41,314	6.83

Total portfolio loans	5,792,983	234,870	5.44	7,341,848	297,764	5.45

Loans held for sale (4)
	26,739	730	3.65	77,696	1,038	1.78

Total earning assets (3)	9,008,447	308,489	4.66	10,442,596	370,420	4.85
Nonearning Assets
Cash and due from banks	143,254			168,855
Bank premises and equipment	101,846			108,013
Investment security fair value adjustment	44,256			51,330
Other nonearning assets	662,565			731,006
Assets of discontinued operations	—			145,217
Allowance for loan losses	(241,431)			(326,552)

Total assets	$9,718,937			$11,320,465

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$958,634	1,602	0.22	$1,031,670	2,165	0.28
Savings deposits	2,633,255	7,224	0.37	2,538,733	12,521	0.66
Time deposits	2,564,001	36,119	1.88	3,529,895	64,253	2.43
Short-term borrowings	41,999	57	0.18	35,110	61	0.23
Long-term debt	912,755	28,426	4.16	1,321,642	44,087	4.46

Total interest-bearing liabilities	7,110,644	73,428	1.38	8,457,050	123,087	1.95

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,470,866			1,289,423
Other liabilities	151,525			143,214
Liabilities of discontinued operations	—			172,273
Shareholders’ equity	985,902			1,258,505

Total liabilities and shareholders’ equity	$9,718,937			$11,320,465

Net Interest Income		$235,061			$247,333

Interest Spread (5)			3.28			2.90
Contribution of noninterest bearing sources of funds			0.29			0.37

Net Interest Margin (5)(6)			3.57%			3.27%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)	Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $5.8 million and $8.3 million for the nine months ended September 30, 2011 and 2010, respectively, based on a tax rate of 35%.

(3)	For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.

(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.

(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.
The increases in net interest margin in the three and nine months ended September 30, 2011 over the comparable periods of 2010 were the result of declining deposit costs, reductions in high-cost funding, lower levels of non-performing assets, and a reduction in excess money market investments, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities and lower reinvestment rates in the loan and investment portfolios.
The decreases in net interest income in the three and nine months ended September 30, 2011 from the comparable periods of 2010 were the result of lower average earning assets, partially offset by the effects of the higher net interest margins.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2011 compared with 2010	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$(182)	$(2)	$(180)	$(511)	$(6)	$(505)
Investment securities:
Taxable	2,426	(2,897)	5,323	5,721	(9,973)	15,694
Tax-exempt	(901)	(52)	(849)	(4,319)	(105)	(4,214)
FHLB and Federal Reserve stock	239	420	(181)	380	793	(413)
Loans:
Commercial and industrial	(903)	2,105	(3,008)	(10,940)	2,777	(13,717)
Commercial real estate	(13,467)	(1,680)	(11,787)	(36,541)	(2,854)	(33,687)
Residential mortgage	(2,541)	(862)	(1,679)	(9,153)	(2,693)	(6,460)
Direct consumer	(2,281)	(82)	(2,199)	(7,281)	35	(7,316)
Indirect consumer	406	(538)	944	1,021	(964)	1,985

Total portfolio loans	(18,786)	(1,057)	(17,729)	(62,894)	(3,699)	(59,195)
Loans held for sale	(82)	188	(270)	(308)	647	(955)

Total	(17,286)	(3,400)	(13,886)	(61,931)	(12,343)	(49,588)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(124)	(125)	1	(563)	(418)	(145)
Savings deposits	(1,933)	(2,023)	90	(5,297)	(5,747)	450
Time deposits	(7,933)	(3,248)	(4,685)	(28,134)	(12,729)	(15,405)
Short-term borrowings	—	(3)	3	(4)	(15)	11
Long-term debt	(4,579)	(935)	(3,644)	(15,661)	(2,767)	(12,894)

Total	(14,569)	(6,334)	(8,235)	(49,659)	(21,676)	(27,983)

Net Interest Income	$(2,717)	$2,934	$(5,651)	$(12,272)	$9,333	$(21,605)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.

(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.
The decreases in net interest income in the three and nine months ended September 30, 2011 from the comparable period of 2010 reflect volume variances that were unfavorable in the aggregate, partially offset by rate variances that were favorable in the aggregate. The unfavorable volume variances were primarily due to the reduction in the loan portfolios as a result of the accelerated problem asset resolution initiative, partially offset by an increase in the taxable investment securities portfolios and a decrease in time deposits and long term debt. The rate variances were primarily the result of borrowings repricing to lower rates as a result of lower market interest rates and reduced deposit price competition partially offset by lower reinvestment yields for investment securities and intensified price competition for commercial and industrial loans.

Noninterest Income
The components of noninterest income for the three and nine months ended September 30, 2011 and 2010 are presented below.

	Three Months Ended				Nine Months Ended
Noninterest Income	September 30,		Change in 2011		September 30,		Change in 2011
(in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Service charges on deposit accounts	$10,362	$10,609	$(247)	(2.3)%	$29,544	$30,264	$(720)	(2.4)%
Trust fees	3,622	3,837	(215)	(5.6)	11,356	11,468	(112)	(1.0)
Mortgage and other loan income	2,089	2,590	(501)	(19.3)	6,915	7,377	(462)	(6.3)
Brokerage and investment fees	1,188	1,060	128	12.1	3,829	3,315	514	15.5
ATM network user fees	1,993	1,864	129	6.9	5,674	5,232	442	8.5
Bankcard fees	2,482	2,261	221	9.8	7,188	6,534	654	10.0
Net gains (losses) on held for sale loans	1,952	(1,441)	3,393	N/M	2,025	(17,548)	19,573	N/M
Investment securities gains (losses)	3	—	3	N/M	(1,373)	14,067	(15,440)	N/M
Other income	736	5,176	(4,440)	(85.8)	5,737	9,922	(4,185)	(42.2)

Total noninterest income	$24,427	$25,956	$(1,529)	(5.9)	$70,895	$70,631	$264	0.4

N/M — Not Meaningful
The decrease in noninterest income for the three and nine months ended September 30, 2010 reflects a decrease in interest rate swap income recognition, unrealized losses on deferred compensation plans, as well as interest income on previous years’ tax returns received in the third quarter of 2010, partially offset by net gains on loans held for sale in the third quarter of 2011. The decreases in losses on loans held for sale were primarily the result of fewer writedowns to reflect fair value declines of the underlying collateral. In addition, Citizens recorded year to date net losses on investment securities as compared to net gains in 2010 were directly related to the sale of four CMOs during 2011 at a loss and the gain on sale of securities in 2010 as part of Citizens’ capital strategy.
Noninterest Expense
The components of noninterest expense for the three and nine months ended September 30, 2011 and 2010 are presented below.

	Three Months Ended				Nine Months Ended
Noninterest Expense	September 30,		Change in 2011		September 30,		Change in 2011
(in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Salaries and employee benefits	$30,280	$32,740	$(2,460)	(7.5)%	$92,563	$94,090	$(1,527)	(1.6)%
Occupancy	6,125	6,529	(404)	(6.2)	19,734	20,129	(395)	(2.0)
Professional services	2,394	2,737	(343)	(12.5)	7,020	7,605	(585)	(7.7)
Equipment	2,918	3,076	(158)	(5.1)	8,811	9,127	(316)	(3.5)
Data processing services	3,823	4,702	(879)	(18.7)	12,422	14,098	(1,676)	(11.9)
Advertising and public relations	2,179	1,605	574	35.8	4,550	5,018	(468)	(9.3)
Postage and delivery	1,142	1,187	(45)	(3.8)	3,378	3,496	(118)	(3.4)
Other loan expenses	3,941	4,355	(414)	(9.5)	12,510	14,880	(2,370)	(15.9)
Losses on other real estate (ORE)	1,210	1,967	(757)	(38.5)	11,687	12,508	(821)	(6.6)
ORE expenses	529	1,327	(798)	(60.1)	3,326	3,317	9	0.3
Intangible asset amortization	732	908	(176)	(19.4)	2,338	3,072	(734)	(23.9)
Other expenses	10,138	13,607	(3,469)	(25.5)	38,172	42,513	(4,341)	(10.2)

Total noninterest expense	$65,411	$74,740	$(9,329)	(12.5)	$216,511	$229,853	$(13,342)	(5.8)

The decrease in noninterest expense in the third quarter of 2011 from the third quarter of 2010 was primarily the result of lower other expense, lower salaries and employee benefits, lower data processing services expense, lower losses on other real estate, and lower ORE expense, as well as a net decline in most other noninterest expense categories. The net decline in other expenses was directly related to lower than expected FDIC premiums. Citizens expects a modest increase in FDIC premiums in the fourth quarter as we return to the small bank pricing model. Lower salaries and benefits costs were directly related to lower expenses on deferred compensation plans. The decrease in losses on other real estate was primarily the result of additional writedowns in 2010 to reflect fair value declines for the underlying collateral related to the bulk sale of residential mortgage assets. The decline in ORE expense was a result of fewer ORE properties, due to the resolution of problem assets in 2010 through the first quarter of 2011. The decrease in data processing services as well as most other noninterest expense categories was primarily the result of various expense management initiatives implemented throughout the company.

The decrease in noninterest expense from the nine month period ending September 30, 2010 was primarily the result of lower than expected FDIC premiums, as well as decreases in salaries and benefits, other loan expenses, and data processing services and losses on other real estates. The decrease in salaries and benefits was the result of lower expenses on deferred compensation plans. Other loan expenses decreased as a result of lower credit costs. Losses on other real estate decreased primarily as a result of additional writedowns in 2010 to reflect fair value declines for the underlying collateral related to the bulk sale of residential mortgage assets. The decrease in most other expense catagories was primarily the result of various expense management initiatives implemented throughout the company.
Income Taxes
The income tax benefit for the third quarter of 2011 was $12.6 million, compared with a provision of $5.6 million for the third quarter of 2010. For the first nine months of 2011, the income tax benefit totaled $22.8 million, compared with a provision of $9.5 million in 2010. The income tax benefit in the third quarter of 2011 was largely due to Citizens recording a receivable as a result of a revocation of a tax election. The change in income tax benefit for the nine months ended September 30, 2011 compared to the prior period was the result of the above mentioned receivable, a reduction of the alternative minimum tax, and a benefit due to changes in other comprehensive income.
Discontinued Operations
Net loss from discontinued operations was $3.8 million for the first nine months of 2010. The loss included a net loss of $4.5 million related to the sale of F&M. During the first quarter of 2010, the carrying value of F&M’s equity exceeded the contractual sales price. Therefore Citizens recorded a $10.2 million loss to mark the assets (primarily loans) and liabilities being sold to fair value, less cost to sell. In the second quarter of 2010 Citizens recognized an unrealized gain of $5.7 million associated with the F&M investment portfolio as of the transaction sale date.
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
Regional Banking recorded net income for the three months ended September 30, 2011 compared to a net loss in the same period of the prior year. For the nine months ended September 30, 2011, Regional Banking recorded a net loss, compared to net income in the same period of the prior year. The variance for the three months ended September 30, 2011 was primarily due to lower provision for loan losses, partially offset by lower net interest income and higher taxes. The variance for the nine months ended September 30, 2011 was primarily due to lower net interest income and higher noninterest expense, partially offset by lower provision for loan losses and lower taxes. The variances for both periods were primarily the result of Citizens’ accelerated problem asset resolution initiatives which were substantially completed in the first quarter of 2011.
Losses in Specialty Consumer decreased for the three and nine months ended September 30, 2011, as compared to the same period of the prior year. The variances were a result of lower provision for loan losses and higher noninterest income all due to the credit writedowns during 2010 associated with the bulk sale of nonperforming residential mortgage loans.
Specialty Commercial recorded net income for the three months ended September 30, 2011, as compared to a net loss in the same period of the prior year. Losses in Specialty Commercial for the nine months ended September 30, 2011 decreased as compared to the same period in 2010. The improvements in both periods were a result of lower provision for loan losses and higher noninterest income, partially offset by lower net interest income and higher taxes in 2011. The lower provision expense was directly related to the disposition of problem assets in prior periods. The higher noninterest income was a result of fewer writedowns associated with loans held for sale. The decrease in net interest income was the result of declining loan balances due to the resolution of problem assets.

Net income for Wealth Management for the three and nine months ended September 30, 2011 increased over the prior year primarily due to decreases in noninterest expense relating to decreases in salaries and employee benefits expense and lower data processing expenses.
The Other line of business recorded net income for the three and nine months ended September 30, 2011 as compared to net losses in the same periods of the prior year. This was primarily due to higher net interest income, lower noninterest expense, and lower taxes, and for the nine month period, losses from discontinued operations in 2010. The improvement were partially offset by lower noninterest income. The increases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decreases in noninterest expense were primarily the result of a temporary decrease in FDIC insurance costs. The 2010 loss on discontinued operations was directly related to the fair value adjustment in the first quarter of 2010 related to the sale of F&M. The decreases in noninterest income were primarily the result of net gains on investment securities sales during 2010.
Financial Condition
Total assets at September 30, 2011 were $9.6 billion, a decrease of $365.5 million or 3.7% from December 31, 2010 and a decrease of $1.0 billion or 9.8% from September 30, 2010. The declines were primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets, primarily substandard commercial real estate loans.
Money Market Investments
Money market investments at September 30, 2011 totaled $283.0 million, a decrease of $126.1 million or 30.8% from December 31, 2010 and a decrease of $247.2 million or 46.6% from September 30, 2010. The decreases were primarily related to the use of funds to pay off maturing high cost funding and to purchase investment securities.
Investment Securities
Investment securities at September 30, 2011 totaled $2.8 billion, an increase of $238.5 million or 9.4% from December 31, 2010 and an increase of $392.4 million or 16.6% over September 30, 2010. Increases in investment securities were largely due to reinvesting a portion of the loan portfolio paydowns and proceeds from loan sales.
Portfolio Loans
The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the table below. Land hold loans are secured by undeveloped land which has been acquired for future development. Land development loans are secured by land being developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Construction loans are secured by commercial, retail, and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied by the owner.

Loan Portfolios
(in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Land hold	$6,818	$7,426	$17,273	$28,259	$37,106
Land development	22,232	22,507	22,744	34,800	73,813
Construction	5,410	8,111	23,297	103,687	155,382
Income producing	975,262	1,019,551	1,038,674	1,170,982	1,382,261
Owner-occupied	634,179	664,647	692,296	783,007	855,123

Total commercial real estate	1,643,901	1,722,242	1,794,284	2,120,735	2,503,685
Commercial and industrial	1,531,492	1,349,803	1,353,167	1,474,227	1,657,383

Total commercial	3,175,393	3,072,045	3,147,451	3,594,962	4,161,068

Residential mortgage	654,561	708,164	727,304	756,245	800,521
Direct consumer	954,831	978,319	1,006,424	1,045,530	1,091,704
Indirect consumer	887,542	869,109	823,019	819,865	834,712

Total consumer	2,496,934	2,555,592	2,556,747	2,621,640	2,726,937

Total portfolio loans	$5,672,327	$5,627,637	$5,704,198	$6,216,602	$6,888,005

The decreases in total portfolio loans compared to December 31, 2010 and September 30, 2010 reflect the results of the accelerated problem asset resolution initiatives, paydowns as a result of normal client activity, and charge-offs.
Underwriting
Citizens’ Commercial Credit Policy and Underwriting Guidelines and Citizens’ Consumer Loan Credit Policy and Underwriting Guidelines (together, the “Underwriting Guidelines”) are written in a manner that is consistent with prudent banking practices and regulatory guidance applicable to each loan product. Citizens’ Underwriting Guidelines outline loan requirements and structuring parameters to determine the borrower’s financial capacity to repay under the terms of the loan and evaluate the collateral pledged to secure the loan and are designed to provide an adequate margin of safety for full collection of both principal and interest, within contractual terms. The Underwriting Guidelines provide the framework to determine that the borrower has the financial capacity to fully repay the loan, structurally mitigate credit risks, and monitor the loan’s credit performance over the term of the loan. Additionally, the Underwriting Guidelines are updated periodically in response to market and economic conditions and are reviewed by the Risk Management Committee of the Board as well as Citizens’ full Board of Directors.
The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.
The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government

National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At September 30, 2011, December 31, 2010 and September 30, 2010, the outstanding balance of these loans was $0.8 million or 0.1%, $1.9 million or 0.3%, and $1.9 million or 0.2% of the total residential mortgage portfolio, respectively. The interest income associated with these loans was immaterial.
In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor for losses resulting from the breach. During the first nine months of 2011 and 2010, Citizens repurchased $1.5 million and $2.1 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $3.5 million and $2.5 million in the first nine months of 2011 and 2010, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of September 30, 2011, Citizens’ home equity portfolio totaled $782.2 million, and had an average loan size of $36,699 with an average refreshed FICO score of 739. As of September 30, 2011, other direct installment loans totaled $172.6 million and had an average loan size of $18,479 with an average refreshed FICO score of 722.
Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of September 30, 2011, indirect consumer loans had an average loan size of $23,428 with an average refreshed FICO score of 738.
Citizens maintains an independent loan review department that reviews the quality, trends, collectability, and collateral margins within the loan portfolio. The loan review department validates the credit risk profile on a regular basis by sampling loans using criteria such as loan size, delinquency status, loan officer coverage and other factors. This process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors.

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
•	Delinquency Rates by Loan Portfolio — Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

•	Nonperforming Assets — Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, restructured loans, nonperforming loans that are held for sale, and other repossessed assets acquired.

•	Net Charge-Offs — The portion of loans that have been charged-off during each quarter, net of recoveries.

Delinquency Rates By Loan Portfolio
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
30 to 89 days past due		% of		% of		% of		% of		% of
(in thousands)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Land hold	$—	—%	$571	7.69%	$509	2.95%	$2,233	7.90%	$28	0.08%
Land development	216	0.97	—	—	—	—	216	0.62	4,456	6.04
Construction	—	—	1,722	21.23	—	—	464	0.45	2,382	1.53
Income producing	3,325	0.34	1,597	0.16	4,817	0.46	20,643	1.76	35,232	2.55
Owner-occupied	5,817	0.92	6,524	0.98	1,981	0.29	14,705	1.88	18,302	2.14

Total commercial real estate	9,358	0.57	10,414	0.60	7,307	0.41	38,261	1.80	60,400	2.41
Commercial and industrial	2,594	0.17	3,637	0.27	6,177	0.46	9,058	0.61	23,762	1.43

Total commercial	11,952	0.38	14,051	0.46	13,484	0.43	47,319	1.32	84,162	2.02

Residential mortgage	9,079	1.39	11,564	1.63	10,279	1.41	15,389	2.03	14,592	1.82
Direct consumer	18,629	1.95	20,393	2.08	17,210	1.71	22,379	2.14	20,479	1.88
Indirect consumer	9,898	1.12	10,681	1.23	10,187	1.24	13,287	1.62	12,216	1.46

Total consumer	37,606	1.51	42,638	1.67	37,676	1.47	51,055	1.95	47,287	1.73

Total delinquent loans	$49,558	0.87	$56,689	1.01	$51,160	0.90	$98,374	1.58	$131,449	1.91

The decreases in total delinquencies as of September 30, 2011 compared to December 31, 2010 and September 30, 2010 were driven by the continued emphasis on proactively managing and resolving delinquent commercial and consumer loans and reflect the improving risk profile of the loan portfolio.
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

Nonperforming Assets
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
		% of		% of		% of		% of		% of
(in thousands)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio
Land hold	$167	2.45%	$167	2.25%	$1,154	6.68%	$3,250	11.50%	$5,616	15.13%
Land development	12	0.05	379	1.68	78	0.35	3,070	8.82	15,975	21.64
Construction	257	4.76	559	6.89	395	1.70	7,472	7.21	27,431	17.65
Income producing	23,227	2.38	20,180	1.98	28,250	2.72	62,021	5.30	147,715	10.69
Owner-occupied	27,540	4.34	21,169	3.18	21,738	3.14	42,826	5.47	63,293	7.40

Total commercial real estate	51,203	3.11	42,454	2.47	51,615	2.88	118,639	5.59	260,030	10.39
Commercial and industrial	18,536	1.21	20,995	1.56	25,785	1.91	57,752	3.92	61,470	3.71

Total nonaccruing commercial	69,739	2.20	63,449	2.07	77,400	2.46	176,391	4.91	321,500	7.73

Residential mortgage	13,074	2.00	30,693	4.33	30,385	4.18	22,076	2.92	16,851	2.11
Direct consumer	14,704	1.54	13,944	1.43	13,043	1.30	12,562	1.20	15,546	1.42
Indirect consumer	1,256	0.14	1,281	0.15	1,169	0.14	1,279	0.16	1,694	0.20

Total nonaccruing consumer	29,034	1.16	45,918	1.80	44,597	1.74	35,917	1.37	34,091	1.25

Total nonaccruing loans	98,773	1.74	109,367	1.94	121,997	2.14	212,308	3.42	355,591	5.16
Loans 90+ days still accruing	1,368	0.02	1,604	0.03	660	0.01	1,573	0.03	1,643	0.02
Restructured loans still accruing	12,206	0.22	12,682	0.23	12,714	0.22	6,392	0.10	6,961	0.10

Total nonperforming portfolio loans	112,347	1.98	123,653	2.20	135,371	2.37	220,273	3.54	364,195	5.29
Nonperforming held for sale	20,134		11,395		30,359		24,073		38,351
Other repossessed assets acquired	16,665		17,032		22,227		42,216		40,735

Total nonperforming assets	$149,146		$152,080		$187,957		$286,562		$443,281

Commercial inflows	$23,901		$24,370		$29,486		$110,877		$95,611
Commercial outflows	(17,611)		(38,321)		(128,477)		(255,986)		(101,545)

Net change	$6,290		$(13,951)		$(98,991)		$(145,109)		$(5,934)

Nonperforming assets decreased from December 31, 2010 and September 30, 2010, primarily due to the accelerated problem loan resolution initiatives and a transfer of $12.1 million of nonperforming residential mortgage loans to loans held for sale, along with a significant reduction of new inflows to commercial nonperforming over the last three quarters. Additionally, Citizens has aggressively reduced the level of nonperforming loans held for sale and other repossessed assets through a combination of individual and bulk sales.
Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all of the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At September 30, 2011, Citizens had $19.5 million of residential and consumer TDRs, 33.2% of which involved both reduced interest rate and term extensions, 48.1% of which involved only an interest rate reduction and 18.7% of which received only a term extension. Of this total $13.3 million are considered impaired and carry a specific allocated reserve and $6.2 million do not carry a specific allocated reserve. In addition, Citizens had $16.0 million of commercial TDRs at September 30, 2011 none of which carried a specific allocated reserve. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Net Charge-Offs						Three Months Ended
	September 30, 2011		June 30, 2011			March 31, 2011			December 31, 2010		September 30, 2010
		% of		% of			% of			% of		% of
(in thousands)	$	Portfolio*	$	Portfolio*		$	Portfolio*		$	Portfolio*	$	Portfolio*
Land hold	$—	—%	$4,719	N/M	%	$4,942	N/M	%	$5,238	73.54%	$308	3.30%
Land development	43	0.76	38	0.68		4,439	79.15		19,652	N/M	8,985	48.29
Construction	(5)	(0.34)	(1)	(0.04)		5,578	97.09		10,046	38.44	433	1.10
Income producing	3,156	1.28	8,228	3.24		77,589	30.30		64,159	21.74	30,835	8.85
Owner-occupied	2,129	1.33	3,149	1.90		25,260	14.80		18,078	9.16	4,770	2.21

Total commercial real estate	5,323	1.28	16,133	3.76		117,808	26.63		117,173	21.92	45,331	7.18
Commercial and industrial	1,225	0.32	7,176	2.13		32,013	9.59		26,055	7.01	6,734	1.62

Total commercial	6,548	0.82	23,309	3.04		149,821	19.30		143,228	15.81	52,065	4.97

Residential mortgage	18,364	11.13	4,431	2.51		3,400	1.90		6,099	3.20	23,338	11.57
Direct consumer	5,710	2.37	5,605	2.30		5,496	2.21		7,114	2.70	9,804	3.56
Indirect consumer	2,797	1.25	2,076	0.96		1,921	0.95		2,870	1.39	2,205	1.05

Total consumer	26,871	4.27	12,112	1.90		10,817	1.72		16,083	2.43	35,347	5.14

Total net charge-offs	$33,419	2.34	$35,421	2.51		$160,638	10.77		$159,311	9.46	$87,412	4.91

*	Represents an annualized rate. N/M — Not Meaningful
The decreases in net charge-offs compared to December 31, 2010 and September 30, 2010 reflect the continued stability and steady improvement in portfolio and economic trends. In addition, the decrease in net charge-offs from December 31, 2010 reflects the resolution of certain problem assets through bulk sale and individual workout efforts, partially offset by charge-offs relating to the transfer of nonperforming residential mortgage loans held for sale in the third quarter of 2011.
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
A summary of loan loss experience during the three and nine months ended September 30, 2011 and 2010 is provided below.

Analysis of Allowance for Loan Losses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Allowance for loan losses — beginning of period	$206,292	$321,841	$296,031	$338,940
Provision for loan losses	17,481	89,617	123,801	261,586
Charge-offs	36,183	90,471	239,097	286,206
Recoveries	2,764	3,059	9,619	9,726

Net charge-offs	33,419	87,412	229,478	276,480

Allowance for loan losses — end of period	$190,354	$324,046	$190,354	$324,046

Portfolio loans outstanding at period end (1)	$5,672,327	$6,888,005	5,672,327	$6,888,005
Average portfolio loans outstanding during period (1)	5,663,058	7,059,144	5,792,983	7,341,848
Allowance for loan losses as a percentage of portfolio loans	3.36%	4.70%	3.36%	4.70%
Ratio of net charge-offs during period to average portfolio loans (annualized)	2.34	4.91	5.30	5.03

(1)	Balances exclude loans held for sale.

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation estimate. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors.
The following table summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total nonperforming portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses (1)

	September 30, 2011		December 31, 2010		September 30, 2010
		Related		Related		Related
(in thousands)	ALLL	NPL(2)	ALLL	NPL (2)	ALLL	NPL (2)

Specific allocated allowance:
Commercial and industrial	$99	$11,653	$9,471	$43,505	$11,210	$44,322
Commercial real estate	6,148	41,799	23,519	98,408	48,673	230,706
Residential mortgage	2,540	11,701	1,110	5,358	857	3,790
Direct consumer	184	1,624	130	1,175	114	1,087

Total specific allocated allowance	8,971	66,777	34,230	148,446	60,854	279,905
Risk allocated allowance:
Commercial and industrial	23,944	8,748	33,482	16,323	46,024	18,791
Commercial real estate (CRE)	67,091	17,854	99,104	22,712	116,156	31,814
Incremental risk allocated allowance — CRE	—	—	29,500	—	—	—

Total commercial	91,035	26,602	162,086	39,035	162,180	50,605
Residential mortgage	34,877	2,384	46,513	18,578	47,309	15,616
Direct consumer	37,682	15,328	32,125	12,924	31,202	16,375
Indirect consumer	13,789	1,256	16,577	1,279	17,399	1,694

Total risk allocated allowance	177,383	45,570	257,301	71,816	258,090	84,290

Total allocated allowance	186,354	112,347	291,531	220,262	318,944	364,195
General valuation allowances	4,000	—	4,500	—	5,102	—

Total allowance	$190,354	$112,347	$296,031	$220,262	$324,046	$364,195

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	0.9%		21.8%		25.3%
Commercial real estate	14.7		23.9		21.1
Residential mortgage	21.7		20.7		22.6
Direct consumer	11.3		11.0		10.5
Total specific allocated allowance	13.4		23.1		21.7
Risk allocated allowance:
Commercial and industrial	273.7		205.1		244.9
Commercial real estate (3)	375.8		566.2		365.1
Total commercial	342.2		415.2		320.5
Residential mortgage	N/M		250.4		303.0
Direct consumer	245.8		248.6		190.5
Indirect consumer	N/M		N/M		N/M
Total risk allocated allowance	389.3		358.2		306.2
Total	169.4		134.4		89.0
ALLL as a percentage of portfolio loans (4)
Risk allocated allowance: (5)
Commercial and industrial	1.6		2.3		2.9
Commercial real estate (3)	4.2		6.4		5.1
Total commercial	2.9		4.7		4.2
Residential mortgage	5.4		6.2		5.9
Direct consumer	4.0		3.1		2.9
Indirect consumer	1.6		2.0		2.1
Total risk allocated allowance	3.2		4.2		3.9
Total allowance	3.4		4.8		4.7
N/M — Not Meaningful

(1)	The allocation of the allowance for loan losses in the above table is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. Citizens does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

(2)	Related NPL amounts in risk allocated allowances include restructured loans and still accruing and loans 90+ days past due and still accruing but classified as nonperforming.

(3)	Commercial real estate includes an incremental risk allocated allowance - CRE of $29.5 million in the fourth quarter of 2010.

(4)	The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.

(5)	Portfolio loans only include loan balances evaluated for risk allocated allowance.

Total Allowance for Loan Losses. The decreases in the total allowance from December 31, 2010 and September 30, 2010 were primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the continuing stability in both portfolio and economic trends, as well as lower reserves identified for specific commercial loans. In addition, the $29.5 million of incremental risk allocated reserves established at December 31, 2010 to incorporate the impact of Citizens’ initiatives to resolve problem assets was eliminated as the resolution initiatives were substantially completed during the first quarter of 2011.
The allowance as a percentage of nonperforming loans at September 30, 2011 increased from December 31, 2010 and September 30, 2010 primarily as a result of the allowance for loan losses declining at a slower pace than the decline in nonperforming loans. While nonperforming loans declined over both periods, other offsetting factors that affect the risk allocated allowance such as historical loss experience, the continued depressed values in the real estate market, and other credit metrics resulted in a higher proportionate allowance.
Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at September 30, 2011. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $17.5 million in the third quarter of 2011, compared with $89.6 million in the third quarter of 2010. The decreases in the provision were primarily due to the previously mentioned improvements in credit quality which resulted in a decline in the required allowance for loan losses.
Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDR loans. The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values evidenced by these updated appraisals is then reflected in the specific allocated allowance. The fair value of nonperforming residential mortgage loans is based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured nonperforming loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, based on the original contractual rate. The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from December 31, 2010 and September 30, 2010, primarily as a result of the decline in loan portfolio balances identified and evaluated for specific reserves and the accelerated problem asset resolution initiatives.
Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decreases in the risk allocated allowance from December 31, 2010 and September 30, 2010 were primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve. The risk allocated allowance did not decrease to the same extent as the portfolio balance. However, other factors that affect the risk allocated allowance, such as credit metrics, delinquencies, the depressed real estate market and the accelerated workout of commercial real estate loans, made it appropriate in management’s judgment to maintain a higher proportionate allowance. The largest decline in the risk allocated allowance from December 31, 2010 related to the $71.1 million decline in the risk allocated allowance for the commercial portfolio. The majority of the decline relates to the improvement in credit quality of the remaining portfolio at September 30, 2011, as evidenced by the 74.7% decline in commercial loans past due 30-89 days and the 11.7% overall decline in outstanding commercial loans. In addition, the remaining decline relates to the elimination of $29.5 million of incremental risk allocated reserves, which were established at December 31, 2010 to incorporate the impact of Citizens initiatives to resolve problem assets as these initiatives were substantially completed during the first quarter of 2011.
General Valuation Allowance. The general valuation allowance is used to calibrate for the current economic cycle the Corporation is experiencing along with the impact of potential strategies or initiatives that may exhibit results that differ from historical trend experience. Recognizing the inherent imprecision of any loan loss allocation model, the incorporation of these impacts is intended to account for other incurred but not yet recognized losses that are not fully addressed in our other allowance categories.
Loans Held for Sale
Loans held for sale at September 30, 2011 were $30.2 million, a decrease of $10.1 million or 25.1% from December 31, 2010 and a decrease of $22.0 million or 42.1% from September 30, 2010. The variances from both prior periods reflect declines due to customer paydowns, workout activities, sales, writedowns to reflect further fair value declines of the underlying collateral, and transfers to ORE. These decreases were partially offset by the transfer of $12.1 million in nonperforming residential mortgage loans to loans held for sale in the third quarter of 2011.
Deposits
Total deposits at September 30, 2011 were $7.5 billion, a decrease of $186.9 million or 2.4% from December 31, 2010 and a decrease of $561.0 million or 6.9% from September 30, 2010. Core deposits, which exclude all time deposits, totaled $5.2 billion at September 30, 2011, an increase of $345.1 million or 7.1% from December 31, 2010 and an increase of $269.9 million or 5.5% over September 30, 2010. The increases in core deposits were the result of a continued focus on core deposit gathering by an emphasis on relationship banking. Time deposits totaled $2.3 billion at September 30, 2011, a decrease of $532.0 million or 18.7% from December 31, 2010 and a decrease of $830.9 million or 26.4% from September 30, 2010. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.
Citizens gathers deposits from the local markets it serves and has used brokered deposits from time to time when cost effective. Citizens had $652.2 million in time deposits of $100,000 or more at September 30, 2011, compared with $816.5 million at December 31, 2010 and $859.5 million at September 30, 2010. Time deposits greater than $100,000 decreased primarily as a result of the strategic reduction in single service high cost retail time deposits. At September 30, 2011, Citizens had $261.5 million in brokered deposits, compared with $322.6 million at December 31, 2010 and $488.1 million at September 30, 2010. Brokered deposit balances decreased as excess liquidity was used to pay off maturing balances. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.
Borrowed Funds
Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at September 30, 2011 totaled $41.2 million, a decrease of $1.1 million or 2.6% from December 31, 2010 and a decrease of $1.8 million or 4.2% from September 30, 2010. The decreases reflect a reduction in short-term repurchase agreement balances.
Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2011 totaled $855.7 million, a decrease of $177.0 million or 17.1% from December 31, 2010 and a decrease of $329.7 million or 27.8% from September 30, 2010. The decreases were primarily the result of using excess liquidity to pay down wholesale funding at its contractual maturity.
Capital Resources
Shareholders’ equity at September 30, 2011 totaled $1.0 billion, essentially unchanged from December 31, 2010 and a decrease of $147.9 million or 12.8% from September 30, 2010. The decrease from September 30, 2010 was primarily the result of net losses incurred. Book value per common share at September 30, 2011, December 31, 2010, and September 30, 2010 was $18.03, $18.47, and $22.17, respectively.
Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. The Corporation’s capital ratios as of September 30, 2011, December 31, 2010 and September 30, 2010 are presented below.

	Regulatory
	Minimum for				Excess Capital
	“Well-	September 30,	December 31,	September 30,	over Minimum
Capital Ratios	Capitalized”	2011	2010	2010	(in thousands)

Leverage ratio	5.00%	8.21%	7.71%	8.50%	$296,202
Tier 1 capital ratio	6.00	12.81	12.11	12.41	402,750
Total capital ratio	10.00	14.14	13.51	13.80	245,070
Tier 1 common equity (non-GAAP)		6.77	6.62	7.50
Tangible equity to tangible assets (non-GAAP)		7.36	7.09	8.03
Tangible common equity to tangible assets (non-GAAP)		4.31	4.20	5.34
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
Citizens manages liquidity at two levels. The first level is at the Holding Company which owns the Bank. The second level is at the Bank. The management of liquidity at both levels is essential because the Holding Company and Bank have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset Liability Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, Citizens conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility, and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.
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
The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiaries and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As described above, the Written Agreement requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor any of its subsidiaries has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s cash totaled $61.0 million as of September 30, 2011. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. In 2010, the Holding Company contributed $100.0 million to Citizens Bank to bolster capital levels. No contributions have been made in 2011.
The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company. The Written Agreement requires prior regulatory approval for Citizens to incur, increase, or guarantee any debt. The restrictions on borrowing have not had a negative effect on liquidity and borrowings.
Citizens maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and very stable funding base comprised of approximately 79% deposits, 9% long-term debt, 10% equity, and 2% short-term liabilities. Citizens’ loan-to-deposit ratio, another measure of liquidity, continues to improve with levels of 75.3%, 80.5%, and 85.0% at September 30, 2011, December 31, 2010 and September 30, 2010 respectively, as a result of the decrease in outstanding loans. Securities available for sale and money market investments can be sold for cash to provide additional liquidity, if necessary.
Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock, in each case, as permitted by the underlying documentation. In addition, as of July 28, 2010, the Written Agreement prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.5 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of September 30, 2011, the amount of the arrearage (including interest on the dividend) on the dividend payments of the Series A Preferred Stock is $27.4 million and the amount of the arrearage (including interest on interest) on the payments on the subordinated debt associated with the trust preferred securities is $8.3 million.
The Corporation’s long-term debt to equity ratio was 84.8% as of September 30, 2011 compared with 102.1% as of December 31, 2010 and 102.4% at September 30, 2010. Changes in deposit obligations and short-term and long-term debt during 2011 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” The Corporation believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.
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
Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $746 million or 7.8% of total assets as of September 30, 2011 compared with $1.1 billion or 11.2% of total assets at December 31, 2010. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2011 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.
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
Net interest income simulations were performed as of September 30, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.1% and 0.6%, respectively, from what it would be if rates were to remain at September 30, 2011 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at September 30, 2011, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2010. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.
From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and liabilities, as well as, fixed-rate and variable-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Although not in compliance at September 30, 2011, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 13 to the unaudited Consolidated Financial Statements.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2010 Annual Report on Form 10-K, as updated by Item 1A of part II of Citizens’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, and results of operations.
Citizens has identified the following additional risk factor that could materially affect its future operating results.
The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, create risks to our net income, capital levels, financial condition and liquidity and cause uncertainties in general economic conditions that may adversely impact us.
In August 2011, Standard & Poor’s downgraded the United States long-term debt ratings and downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including Citizens. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. In addition, these downgrades could materially affect financial markets and economic conditions, which may affect our net income, financial condition and liquidity and result in future changes in capital requirements or our investment portfolio in response to management’s assessment of the related risk weightings. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, it is possible that these changes could result in a significant adverse impact to us, and could affect other risks to which we are subject.
Other than the foregoing, there have been no material changes to the risk factors set forth in Item 1A of Citizens’ Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased (1)	Per Share	Programs	(2)
July 2011	140	$9.19	—	124,115
August 2011	72	8.55	—	124,115
September 2011	16	7.39	—	124,115

Total	228	$8.86	—	124,115

(1)	Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)	In October 2003, the Board of Directors approved the repurchase of 300,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related TARP Preferred Stock, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.
Item 3. Defaults Upon Senior Securities
As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2011, the amount of the arrearage (including interest on the dividend) on the dividend payments of the Series A Preferred Stock is $27.4 million and the amount of the arrearage (including interest on interest) on the payments on the subordinated debt associated with the trust preferred securities is $8.3 million. Under the terms of the Written Agreement, Citizens is prohibited from making these interest and dividend payments without consent of the appropriate regulatory agency.
Item 6. Exhibits
The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CITIZENS REPUBLIC BANCORP, INC.

Date: November 4, 2011	By	/s/ Lisa T. McNeely
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