Form 10-K
period 2011-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2012-02-27
CIK 351077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $273,273,065. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s no par value common stock as of February 21, 2012 was 40,051,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Republic Bancorp, Inc.’s Proxy Statement for its 2012 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS REPUBLIC BANCORP, INC.

2011 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, all references in this Form 10-K to “Citizens,” the “Corporation,” “we,” or “our,” refer to Citizens Republic Bancorp, Inc. and its subsidiary. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens’ common stock is traded on the NASDAQ (“NASDAQ”) Capital Market® under the symbol “CRBC.” Citizens’ principal executive offices are located at 328 South Saginaw Street, Flint, Michigan 48502, and the telephone number is (810) 766-7500. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”), which are also available at the SEC’s website www.sec.gov. The information on Citizens’ website does not constitute a part of this report. Investors may also contact Investor Relations at the corporate address listed above to receive copies of these reports without charge.

GENERAL

Citizens Republic Bancorp, Inc. was incorporated in the State of Michigan in 1980 with roots dating back to 1871. Citizens is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Citizens provides a full range of banking and financial services to individuals and businesses through its banking subsidiary, Citizens Bank (the “Bank”). These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, wealth management services and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on Citizens. No material portion of the business is seasonal.

RECENT DEVELOPMENTS

Citizens effected a 1-for-10 reverse stock split of its common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011. All share and per share amounts throughout this report have been adjusted retroactively to reflect the 1-for-10 reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 397.8 million to 39.8 million. The number of authorized shares of common stock was reduced from 1.05 billion to 105.0 million. Proportional adjustments were made to Citizens’ outstanding options, warrant and other securities entitling their holders to purchase or receive shares of Citizens common stock so that the reverse stock split did not materially affect any of the rights of holders of those securities. The number of shares available under Citizens’ equity-based plans was also proportionately reduced.

After the reverse stock split, Citizens received a notice from The Nasdaq Stock Market stating that Citizens has regained compliance with the $1.00 minimum closing bid price requirement for continued listing.

GEOGRAPHIC LOCATIONS

Citizens conducts operations through 219 offices and 248 ATM locations throughout Michigan, Wisconsin, and Ohio with 1,977 full-time equivalent employees as of December 31, 2011. In Michigan, the primary markets are concentrated in the Lower Peninsula, primarily in the Mid-Michigan and Southeast Michigan areas, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. All of Citizens’ assets are located in the United States.

PRINCIPAL SOURCES OF REVENUE

Citizens’ primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

(in thousands)	2011	2010	2009

Interest and fees on loans	$312,746	$390,587	$449,067
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	95,073	93,857	104,343
Noninterest income	95,257	94,659	63,133

Total revenues	$503,076	$579,103	$616,543

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.

LINES OF BUSINESS

Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along five major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. The Regional Banking, Specialty Consumer, and Specialty Commercial business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” “Allowance for Loan Losses,” and “Contractual Obligations and Off-Balance Sheet Arrangements” and under Notes 1, 3, 4, and 16 to the Consolidated Financial Statements.

Additional information regarding the business lines is incorporated herein by reference from “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Line of Business Results” and in Note 15 of the Consolidated Financial Statements.

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

Many of Citizens’ offices are located in small cities and rural areas that have diverse economies and a mix of manufacturing, service, retail and agricultural businesses. In many of these localities, Citizens is the largest bank, which we believe is a competitive advantage. In other markets, Citizens’ competitors may enjoy a competitive advantage, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. On the lending side, competitors may be able to offer lower rates for loans, which could hamper Citizens’ ability to retain existing loans or attract new customers. On the deposit side, Citizens’ competitors may also offer higher interest rates, which could decrease Citizens’ ability to retain existing deposits or attract new deposits or require Citizens to increase its rates to attract deposits.

Other factors such as employee relations and environmental laws also impact Citizens’ competitiveness. Citizens maintains a favorable relationship with its employees and none of its employees are represented by a collective bargaining group.

SUPERVISION AND REGULATION

General

The banking industry is subject to extensive state and federal regulation which continues to undergo significant change. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on Citizens are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of Citizens. Citizens expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted. The following discussion summarizes certain aspects of the banking laws and regulations that affect Citizens. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

The Holding Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (“FRB”) and is subject to regulation under the Bank Holding Company Act. The Bank Holding Company Act requires the FRB’s prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the holder more than 10% of the voting shares of that bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Citizens may acquire.

Under FRB policy, and as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on a holding company’s potential liability. If the Bank were to encounter financial difficulty, the FRB could invoke the doctrine and require a capital contribution from the Holding Company. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See “Capital Adequacy and Prompt Corrective Action” below.

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

Written Agreement with FRBC and OFIR

As previously reported, the Holding Company and Citizens Bank entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the OFIR, their respective primary regulators. The Written Agreement was executed by the regulators on July 28, 2010.

Citizens believes it has resolved the matters raised in the Written Agreement and is in compliance with the requirements of the Written Agreement, including the ongoing affirmative obligations and negative covenants. Based on Citizens’ compliance experience during the last 18 months, its compliant status currently and nature of its ongoing obligations, Citizens does not anticipate that continued compliance with the Written Agreement will have a material adverse impact on its business, financial condition or results of operations. Citizens is engaged in discussions with the Federal Reserve and OFIR regarding terminating the Written Agreement, although there can be no assurance that the Written Agreement will be terminated.

The Written Agreement required the boards of directors of the Holding Company and the Bank to undertake various assessments and submit by specified dates in 2010 a number of plans acceptable to the FRBC and OFIR in connection with the following matters.

•

Allowance for Loan and Lease Losses - The Bank was required to eliminate from its books, by charge-off or collection, all assets or portions of assets classified as a loss in the most recent Asset Quality Examination and that had not already been previously collected in full or charged off. There were no such assets required to be eliminated at such date. The Bank was also required to review and revise the allowance for loan and lease losses (“ALLL”) methodology in order to ensure consistency with relevant supervisory guidance and submit a description of the revised methodology to the FRBC and OFIR. The Bank was further required to submit an acceptable written program for the maintenance of an adequate ALLL, to be reviewed by the Bank’s board of directors on at least a quarterly basis.

•

Compliance Committee - The boards of directors were required to appoint a joint compliance committee (“Compliance Committee”) to monitor and coordinate compliance with the provisions of the Written Agreement.

•	Management Staffing Needs - The boards were required to complete an assessment of the Bank’s management and staffing needs and within 30 days later, submit a plan to the FRBC and OFIR.

•	Credit Risk Management Practices - The Bank was required to submit a plan to strengthen credit risk management practices, including steps to reduce or mitigate the risk of concentrations of credit.

•	Credit Administration - The Bank was required to submit a program to enhance credit administration.

•

Asset Improvement - The Bank was required to submit a plan designed to improve Citizens’ position through repayment, amortization, liquidation, additional collateral or other means on other real estate owned (“OREO”) and on past due, classified or problem loans meeting certain conditions.

•

Capital Plan - The Holding Company and the Bank were required to submit an acceptable plan to maintain sufficient capital that addresses, considers, and includes, at a minimum, the Holding Company’s and the Bank’s current and future capital requirements, adequacy of the Bank’s capital, the source and timing of additional funds to fulfill the Holding Company’s and the Bank’s future capital requirements, and the requirement of the Holding Company to serve as a source of strength to the Bank.

•	Liquidity Position Management - The Holding Company and the Bank were required to submit a plan to the regulators to enhance management of the Bank’s liquidity position.

•	Interest Rate Management - The Holding Company and the Bank were required to submit a plan to improve interest rate risk management practices.

•	Earnings Plan and Budget - The Bank was required to submit a business plan and budget for the remainder of 2010.

The Written Agreement also imposes various ongoing affirmative obligations and negative covenants.

•

Criticized Loans - The Written Agreement requires additional internal review and approval of renewal, extension or restructurings of certain criticized credits and certification of such review and approval.

•

Allowance for Loan and Lease Losses - The Bank is required, within 30 days from the receipt of any federal or state report of examination, to charge off all assets classified as loss unless otherwise approved in writing by the FRBC and OFIR. In addition, the Bank’s board of directors is required to review the ALLL program on at least a quarterly basis and submit reports regarding the review to the FRBC and OFIR within 30 days after the end of each calendar quarter.

•

For any subsequently acquired OREO and certain problem loans, Citizens is required to submit a plan to improve Citizens’ position on the loan within 30 days of such acquisition or classification and must submit subsequent progress reports on all such plans within 30 days after the end of each calendar quarter.

•

Capital Plan Compliance - The Holding Company and the Bank must notify the regulators within 30 days after the end of each calendar quarter in which any of their capital ratios fall below the minimum ratios set forth in the approved capital plan. Management is required to monitor adherence to the capital plan and make monthly reports to the boards of directors.

•	Annual Business Plan and Budget - A business plan and budget for each calendar year subsequent to 2010 shall be submitted to the FRBC and OFIR in December prior to the beginning of that calendar year.

•

Compliance with Laws - The Holding Company and the Bank must comply with applicable regulations relating to prior notice of director and senior executive officer appointments and relating to restrictions on indemnification and severance payments.

•	The Compliance Committee is required to meet, at a minimum, on a monthly basis and report its findings to the boards of directors.

•	Progress Reports - Within 30 days after the end of each calendar quarter, the Bank is required to submit to the FRBC and OFIR written progress reports detailing its compliance efforts.

•

Negative Covenants - The Holding Company and the Bank are generally prohibited from paying dividends, the Holding Company is prohibited from paying interest or principal on subordinated debentures or trust preferred securities, the Bank is generally prohibited from transferring funds to the Holding Company, the Holding Company is prohibited from incurring, increasing, or guaranteeing debt and generally prohibited from purchasing or redeeming any shares of the Holding Company’s stock, in each case without prior regulatory approval.

The foregoing summary of the Written Agreement does not purport to be a complete description of all of the terms of the Written Agreement, and is qualified in its entirety by reference to a copy of the Written Agreement filed with the Securities and Exchange Commission as an exhibit to Citizens’ Form 10-Q for the quarter ended June 30, 2010.

Payment of Dividends

There are various statutory restrictions on the ability of the Bank to pay dividends or make other payments to the Holding Company. The Bank is subject to dividend limits under the laws of Michigan. In addition, the Bank is a member bank of the Federal Reserve System, subject to the dividend limits of the FRB. The FRB allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the FRB. FRB policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. As noted above, the Written Agreement prohibits payment of dividends by the Holding Company or the Bank without prior regulatory approval.

On April 17, 2008, Citizens’ Board of Directors voted to suspend the common stock quarterly dividend. On January 28, 2010, Citizens announced that it was suspending the dividend payments on its trust preferred securities and on its fixed-rate cumulative perpetual preferred stock, Series A (the “TARP Preferred Stock”) with liquidation value of $300 million to the U.S. Department of the Treasury (“Treasury”) as part of the Treasury’s Capital Purchase Program. During 2011, two directors were elected to the Holding Company’s Board of Directors pursuant to the terms of the TARP Preferred Stock due to the Holding Company’s failure to pay dividends on the TARP Preferred Stock for six quarterly dividend periods. In addition, the Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Risk Management” for additional information.

Capital Adequacy and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Regulatory capital requirements for bank holding companies are evaluated using three capital measures: (i) risk-based capital expressed as a percentage of total risk-weighted assets, and (ii) Tier 1 risk-based capital expressed as a percentage of total risk-weighted assets, and (iii) leverage capital expressed as a percentage of total assets.

The following table presents the regulatory capital requirements for the five categories.

	Well Capitalized		Adequately Capitalized		Under Capitalized		Significantly Under Capitalized		Critically Under Capitalized
Total Capital to risk weighted assets (1)	≥	10%	≥	8%	<	8%	<	6%
Tier 1 Capital to risk weighted assets (1)	≥	6	≥	4	<	4	<	3
Tier 1 Leverage (2)	≥	5	≥	4	<	4	<	3
Tangible equity to total assets									< 2%

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

At December 31, 2011 and 2010, Citizens’ regulatory capital ratios were above “well capitalized” standards. Information concerning capital adequacy guidelines for the Holding Company and Citizens Bank including their regulatory capital position at December 31, 2011 and maintenance of minimum average reserve balances by the Bank with the FRB is incorporated herein by reference from “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity Risk Management” and Note 18 to the Consolidated Financial Statements.

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

In addition, in mid 2011, the FDIC Board implemented a rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The rule finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent so that the average rate over time should be about 8.5 basis points of the assessment base and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule, in aggregate, increased the share of assessments paid by large institutions and created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

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

Transactions with Affiliates

Transactions between the Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the Bank include any entity controlled by Citizens. Generally, Sections 23A and 23B (i) limit the extent to which the subsidiary banks may engage in “covered transactions” with any one affiliate to an amount equal to 10% of Citizens’ capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank’s capital stock and surplus, (ii) require that a bank’s extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including nonperforming loans) and (iv) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions. The definition of “covered transactions” is scheduled to be expanded in mid-2012 to include additional types of affiliate transactions as required by the Dodd-Frank Act.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer or a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Under the Dodd-Frank Act, the types of extensions of credit covered by Section 22(h) will be expanded, effective in mid-2012, to include credit exposure to a person resulting from derivative transactions, repurchase agreements, reverse repurchase agreements, securities lending transactions and securities borrowing transactions.

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

The GLBA repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well capitalized, well-managed and have at least a satisfactory CRA rating. Citizens has determined not to become certified as a financial holding company but may reconsider this determination in the future.

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

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to “opt out” of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

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

The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties, and compelled the production of documents located both inside and outside the United States. The Treasury has issued a number of regulations that apply some of these requirements to financial institutions such as Citizens Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Citizens has established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a Bank Secrecy Act officer, employee training programs and an independent audit function to review and test the program.

EESA and Troubled Asset Relief Capital Purchase Program

In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law and established the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under CPP, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock and warrants which qualify as Tier 1 capital. On December 12, 2008, Citizens issued $300.0 million of TARP Preferred Stock and a warrant to purchase 1,757,813 shares of its common stock at $25.60 per share to the Treasury as part of this program. The TARP Preferred Stock pays a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The TARP Preferred Stock is callable after three years. Participating financial institutions were required to adopt the Treasury’s standard for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.

The Treasury has been given authority to promulgate regulations under the EESA. Any new regulations implemented by the Treasury under the EESA may be applied retroactively to recipients of TARP funding under the CPP. In addition, the U.S. government could pass new legislation which may have a similar effect in the future. In either case, any such new regulations or legislation may have the effect of imposing additional economic restrictions or obligations on Citizens under the TARP CPP, at least for as long as any of Citizens’ obligations under the CPP remain outstanding.

The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) was established pursuant to Section 121 of the EESA, and has the duty among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management, and sale of assets by the Treasury under TARP and the CPP including the TARP Preferred Stock purchased from Citizens.

American Recovery and Reinvestment Act

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy. In addition, ARRA imposes executive compensation and expenditure limits on all TARP CPP recipients, such as Citizens, and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. The Treasury published interim final rules to implement the compensation and corporate governance provisions of the ARRA that became effective in 2009.

Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of Citizens’ most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in the EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. The ARRA guidelines generally supersede the executive compensation and corporate governance standards for TARP recipients set forth in the EESA.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on Citizens’ business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act was amended by the Durbin amendment.

Among other provisions affecting Citizens’ business the Dodd-Frank Act:

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling and the size of the Deposit Insurance Fund (“DIF”), and increased the floor applicable to the size of the DIF.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•

Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

•

Provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the Durbin Amendment. In June 2011, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.

•

Authorized the Federal Reserve Board to adopt enhanced supervision standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systematically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd-Frank. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements, (iv) overall risk management requirements, (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Comments on these proposed rules (the “Proposed SIFI Rules”) are due by March 31, 2012. The proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to Citizens for so long as its total consolidated assets remain below $50 billion. However, if organic growth or growth through acquisitions causes Citizens to have total assets of $50 billion or more, those rules will apply. Two aspects of the Proposed SIFI Rules – requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that committee include a “risk expert” – apply to bank holding companies with total consolidated assets of $10 billion or more.

The implications of the Dodd-Frank Act for Citizens’ businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. Citizens continues to analyze the impact of rules adopted under Dodd-Frank, including the Proposed SIFI Rule, on the Corporation’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

Basel III

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”), that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards in areas where they are considered desirable. In this regard, the Basel Committee is best known for its international standards on capital adequacy; the Core Principles for Effective Banking Supervision; and the Concordat on cross-border banking supervision.

In December 2010, the Basel Committee released its new framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” In June 2011, a revised version of this framework was released. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The national implementation for capital requirements is expected to start on January 1, 2013.

The US Federal Reserve announced in December 2011 that it would implement substantially all of the Basel III rules. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact Citizens’ operating results.

ECONOMIC FACTORS AND MONETARY POLICY

Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2011, 2010, and 2009 and its potential effect on future periods is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” and “Allowance for Loan Losses” and incorporated herein by reference. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. Citizens strives to manage the effects of interest rates through its asset/liability management process but the effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2011, 2010, and 2009 and their potential effect on future periods is discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” and incorporated herein by reference.

ENVIRONMENTAL MATTERS

Citizens’ primary exposure to environmental risk is through lending activities and trust services. In each instance, policies and procedures are in place to mitigate environmental risk exposures. With respect to lending activities, Citizens requires environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are also mandated prior to any foreclosure activity involving non-residential real estate collateral. In the case of trust services, Citizens utilizes various types of environmental transaction screening to identify actual and potential risks arising from any proposed holding of non-residential real estate for trust accounts. Consequently, Citizens does not anticipate any material effect on capital expenditures, earnings or the competitive position of Citizens or its subsidiary with regard to compliance with federal, state or local environmental protection laws or regulations. Additional information is provided in “Item 3. Legal Proceedings.”

ITEM 1A.	RISK FACTORS

Unless otherwise noted or the context indicates otherwise, all references in this Item to “we,” “us,” or “our,” refer to Citizens and its subsidiary. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

A significant portion of our loan portfolio is secured by commercial and residential real estate. These portfolios are comprised of borrowers primarily located in Michigan, Wisconsin, and Northern Ohio. The Michigan and Northern Ohio markets in particular have been adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values in our markets have resulted in sharp increases in losses on certain segments of our portfolio, particularly the land hold, land development, and construction loan portfolios. We ceased extending land hold and land development loans in January 2007 and are working actively to manage our remaining land hold, land development, and construction portfolios. The credit performance of loans secured by commercial income producing properties has been negatively affected by tenant losses and reduced rental rates, contributing to the decline in values associated with the income producing loan portfolio. We may suffer further losses in these segments if our efforts to limit losses through execution of prudent workout strategies are unsuccessful. Although we do not engage in subprime lending, the credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in, income. The decline in the residential real estate values, particularly in Michigan and Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties has led to increased loss severity in this loan portfolio.

Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to even higher payment delinquencies and defaults. Declines in real estate values could lead to higher loss severity. Although our most significant loan losses to date have been concentrated in our commercial real estate and residential mortgage loan portfolios, adverse economic conditions could negatively affect other portions of our loan portfolio.

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

Our core lending and other businesses have been adversely affected by the historic weakness in the national and regional economies in which we operate, particularly Michigan. Our ability to generate earnings and maintain regulatory capital ratios at acceptable levels at our Holding Company and the Bank depends substantially on developments in those economies. Also, our potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on our results of operations and financial condition may result in heightened regulatory scrutiny and require us to take actions to protect depositors that are not in the best interests of our shareholders.

While the Michigan economy is showing increasing signs of stability and we believe the national unemployment rate is set to resume trending downward, economic growth has been slow. With historic weaknesses in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses in previous years and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations, or regulatory policies or standards could also result in heightened regulatory scrutiny and in further sanctions by regulatory agencies (such as a memorandum of understanding, a change to our Written Agreement, a new written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business, could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.

The Holding Company and Citizens Bank are parties to a written supervisory agreement with the FRBC and OFIR, their primary regulators, dated as of July 28, 2010, which is summarized in “Item 1 Business - Supervision and Regulation” and which we refer to as the Written Agreement. The Written Agreement requires the Holding Company and the Bank to take various actions intended by the regulators to improve the operations of the Holding Company and the Bank, requires them to submit capital and liquidity plans to the regulators that are acceptable to the regulators, and prohibits them from taking certain actions, such as paying dividends and amounts owed in connection with their outstanding trust preferred securities, without regulatory approval. Although we do not anticipate that compliance with the Written Agreement will have a material adverse impact on our operations and are currently in discussions with the Federal Reserve and OFIR to terminate the Written Agreement, we cannot provide any assurance as to the potential impact of the Written Agreement on our business, financial condition and results of operations or when such petition will be granted, if at all. The Written Agreement is designed to remediate certain deficiencies noted by the regulators for the protection of depositors rather than the benefit of shareholders or debt holders. Our regulators could subject us to various requirements limiting our ability to develop new business lines, mandating that we raise additional capital in a manner that would be dilutive to shareholders, and/or requiring the sale of certain assets and liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

Citizens Bank is subject to federal regulation primarily by the FRB and is also subject to regulation by the OFIR. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. Citizens Bank also engages in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level.

Various legislative and regulatory initiatives have been introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any impending regulations, would have on our financial condition and results of operations. A change in statutes, regulations or regulatory policies applicable to us could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, any of which could have a material effect on our business.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The new Bureau of Consumer Financial Protection, created pursuant to the Dodd-Frank Act, has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

In addition, changes in laws, regulations and regulatory practices affecting the financial services industry, such as those relating to the Dodd-Frank Act and Basel III, among others, could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a change to our Written Agreement, a new written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

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

The negative economic effects caused by terrorist attacks, including cyber attacks, potential attacks and other destabilizing events would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for our financial products such as loans.

High inflation, natural disasters, acts of terrorism, including cyber attacks, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in the Bank and the stability of our deposit funding sources. An additional economic downturn could also have a significant impact on the demand for our products and services. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.

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

Our credit ratings are important to our liquidity. Our credit rating was downgraded by various ratings services in the past. Any further reduction or anticipated reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

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

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms on deposits or investments. Some non-bank competitors are not subject to the same extensive regulations that govern banking operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are assessed at least annually for impairment, or more frequently when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. While a goodwill impairment charge was not required in 2011 or 2010, we recorded an impairment of $256.3 million in 2009, which contributed significantly to our loss for that year. Deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. If we identify any impairment, it would be reflected as a charge to earnings in the period during which such impairment is identified and could have a material adverse effect on our results of operations.

If the FDIC raises the assessment rate charged to its insured financial institutions, our FDIC insurance premium may increase and this could have a negative effect on our expenses and results of operations.

Recent high levels of bank failures and temporary programs increasing deposit insurance limits dramatically increased resolution costs for the FDIC and depleted its deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund, the FDIC increased assessment rates for all insured institutions throughout 2010. If there are additional financial institution failures, we may be required to pay even higher FDIC insurance premiums than the recently increased levels, which may materially adversely affect our results of operations and financial condition.

We may not realize our deferred income tax assets and loss carryforwards.

The realization of our deferred income tax assets is dependent on generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. As of December 31, 2011, we maintained a full valuation allowance of $311.5 million against our deferred tax assets because it was deemed more likely than not that we would not realize the value of these assets. The valuation allowance may be adjusted as conditions change and the underlying tax assets remain available to potentially offset future taxable income. In the event that future taxable income does not occur in the manner projected, it could increase the valuation allowance and have a material impact on our financial position and results of operations.

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

Because the exchange offers triggered an ownership change, our ability to use the net operating loss carryforwards and certain built-in losses existing at the time of the deemed change in ownership to offset future income will be substantially limited. Therefore, we may suffer higher than anticipated tax expense, and consequently lower net income and cash flow, in future years. Moreover, any future change in ownership would further limit our ability to use our net operating loss carryforwards and certain built-in losses existing at the time of the future change in ownership.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to negative trends, concerns and other issues in the financial services industry or the economy in general;

•	Negative perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Adverse changes in interest rates;

•	Adverse changes in the real estate market;

•	Negative economic news;

•	Adverse changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

In order to maintain and strengthen our capital base or to repay outstanding obligations, we may need to raise additional capital in transactions that may be highly dilutive to our common shareholders. If such capital becomes needed, our failure to raise additional capital could have serious consequences for our business.

We regularly perform a variety of analyses on our assets and the impact of credit losses on our capital base, including the preparation of stress case scenarios. Due to continuing negative economic conditions in the markets in which we operate and the challenges posed to our business, including those described in other Risk Factors, we may determine, based on these analyses, that we need to raise additional Tier 1 common equity to maintain and strengthen our capital base as the effects of these events impact our business over the coming months and years. We may also determine to raise equity capital to repay outstanding obligations, such as long-term debt or the TARP Preferred Stock, with unfavorable interest or dividend rates. Any potential capital raising transaction could be highly dilutive to our common shareholders. The market price of our common stock could decline as a result of the dilutive effect of the capital raising transactions we may enter into, or the perception that such transactions could occur.

In connection with the issuance of the TARP Preferred Stock, we also issued a warrant to Treasury to purchase approximately 1.8 million additional shares of our common stock at an initial per share exercise price of $25.60, subject to adjustment, which expires ten years from the issuance date. Even if we were to redeem the TARP Preferred Stock, we may not fully retire this warrant and, therefore, this warrant may be exercised, in whole or part, prior to its expiration date. Furthermore, the terms of the warrant provide that, if we issue common stock or securities convertible or exercisable into, or exchangeable for, common stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of common stock to be purchased pursuant to the warrant will be adjusted pursuant to its terms. As part of our potential capital raising efforts, we could issue securities convertible into or exercisable for our common stock, which may trigger the anti-dilution provisions of the warrant issued to the Treasury. If we issue such securities and they are subsequently exercised, converted into or exchanged for common stock such transactions would have a further dilutive effect on other holders of our common stock.

Also, if we determine that we need to raise additional capital, our capital raising efforts may not be successful, or we may be required to raise additional capital on terms that are unfavorable to us. A failure to maintain capital above “well capitalized” levels could require us to further reduce the size of our business and would likely have serious negative consequences for our business.

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

Our Holding Company is required by banking regulation to act as a “source of strength” to the Bank. If the Bank incurs losses and regulatory capital levels at the Bank decline, our Holding Company may be required by the bank regulatory agencies to contribute additional capital to the Bank. As of December 31, 2011, the Holding Company’s cash resources totaled $61.9 million. We may not have sufficient funds at our Holding Company level to make required capital contributions to the Bank if the weakness in the economies in which we operate continues over a substantial period of time and the Bank incurs losses.

As a bank holding company that conducts substantially all of our operations through our operating subsidiary, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiary and its ability to pay dividends to our Holding Company. Dividends paid by the subsidiary are subject to limits imposed by federal and state law and are restricted by a supervisory agreement with our regulators.

The Holding Company is a separate and distinct legal entity from our operating subsidiary, the Bank, and it receives substantially all of its revenue from dividends from the Bank and sales of our securities to investors. Dividends from the Bank are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that our subsidiary may pay to the Holding Company. Also, our Holding Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. Because the Bank is currently unable to pay dividends to our Holding Company, we may not be able to service debt, pay obligations or, should we have the ability to do so in the future, pay dividends on common stock. Payment of dividends by our Holding Company on the common stock, or by the Bank to our Holding Company, requires regulatory approval pursuant to the Written Agreement, which generally prohibits the Holding Company from paying interest or principal on subordinated debentures or trust preferred securities, taking any form of payment from the Bank, incurring, increasing, or guaranteeing debt and purchasing or redeeming any shares of its stock. These restrictions will remain in effect until the FRBC and OFIR terminate the Written Agreement.

The Holding Company’s interest and preferred dividend payment obligations are approximately $20 million annually. We have suspended the dividend payments on our trust preferred securities and on our TARP Preferred Stock issued to the Treasury, temporarily reducing our payment obligations to approximately $7 million annually. There can be no assurance that the Holding Company’s cash resources will be sufficient to fulfill its obligations.

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

From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether these claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The financial services industry is undergoing rapid technological changes. If we are unable to adequately invest in and implement new technology-driven products and services, we may not be able to compete effectively, or the cost to provide products and services may increase significantly.

The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better customer service, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. Our future success will depend, in part, upon our ability to address customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete and, in turn, have a material adverse effect on our financial condition and results of operations.

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

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, creates risks to our net income, capital levels, financial condition and liquidity and causes uncertainties in general economic conditions that may adversely impact us.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, cyber attack, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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

Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the bank subsidiary. The bank subsidiary operates through 219 offices. Of these, 60 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $5.9 million in 2011. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, and in parts of Ohio, and are used by all of Citizens’ business segments. At certain Citizens Bank locations a portion of the office buildings are leased to tenants.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Holding Company’s common stock is traded on NASDAQ under the symbol “CRBC”. There were approximately 30,000 shareholders of the Holding Company’s common stock as of December 31, 2011, which includes record holders and individual participants in security position listings.

Information regarding the Holding Company’s high and low stock prices during each quarter of the last two fiscal years is set forth in the table below. The Holding Company is currently prohibited from paying cash dividends or repurchasing shares of common stock without the prior written consent of certain banking regulators and the U.S. Treasury and none have been paid during the last two years. Also, the Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears. Restrictions on the Holding Company’s ability to pay dividends are described in “Item 1 Business - Supervision and Regulation” and such descriptions are incorporated herein by reference.

	Common Stock Price Range		Closing
	High	Low	Price
2011
First quarter(1)	$9.75	$6.05	$8.90
Second quarter(1)	9.52	6.00	6.90
Third quarter	9.75	6.28	6.92
Fourth quarter	11.69	6.11	11.40
Year	11.69	6.00	11.40

2010(1)
First quarter	$11.90	$6.60	$11.40
Second quarter	15.00	8.02	8.50
Third quarter	10.70	7.40	9.01
Fourth quarter	10.00	5.50	6.15
Year	15.00	5.50	6.15

(1)	Prices retroactively adjusted to reflect the 1-for-10 reverse stock split effective after the close of trading on July 1, 2011.

In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.

Stock Performance Graph

The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the Keefe, Bruyette & Woods Regional Banking Index (Ticker: KRX) and the S&P 500 Index (Ticker: SPX). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2006 and the reinvestment of all dividends. The returns shown are not necessarily indicative of future performance.

The information furnished under the heading “Stock Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (2)
October 2011	—	$—	—	124,115
November 2011	—	—	—	124,115
December 2011	81	11.40	—	124,115

Total	81	$11.40	—	124,115

(1)

Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)

In October 2003, the Board of Directors approved the repurchase of 300,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the Written Agreement and by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below is derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in 2011” and “Significant Developments.”

Five Year Summary of Selected Financial Data
(in thousands, except per share data)	2011	2010	2009	2008	2007

For The Year
Net interest income	$313,110	$329,064	$310,449	$343,039	$376,397
Provision for loan losses	138,808	392,882	323,820	280,961	45,573
Noninterest income (1)	95,257	94,659	63,133	96,577	118,292
Noninterest expense(2)	283,150	307,087	585,139	482,312	319,401
Income tax (benefit) provision from continuing operations	(20,258)	12,858	(29,633)	70,970	30,332
(Loss) income from continuing operations before income taxes	(13,591)	(276,246)	(535,377)	(323,657)	129,715
(Loss) income from discontinued operations (net of income tax)(3)	—	(3,821)	(8,469)	1,575	1,460
Net income (loss)	6,667	(292,925)	(514,213)	(393,052)	100,842
Net (loss) income attributable to common shareholders (4)	(16,318)	(314,610)	(533,990)	(405,016)	100,842
Cash dividends	—	—	—	21,959	87,798
Taxable equivalent adjustment	7,482	10,582	15,574	17,444	17,578

Per Common Share Data (5)
(Loss) income from continuing operations:
Basic	$(0.41)	$(7.89)	$(27.11)	$(43.20)	$13.13
Diluted	(0.41)	(7.89)	(27.11)	(43.20)	13.09
(Loss) income from discontinued operations:
Basic	$—	$(0.10)	$(0.44)	$0.17	$0.19
Diluted	—	(0.10)	(0.44)	0.17	0.19
Net (loss) income:
Basic	$(0.41)	$(7.99)	$(27.55)	$(43.03)	$13.32
Diluted	(0.41)	(7.99)	(27.55)	(43.03)	13.28
Cash dividends	—	—	—	2.900	11.600
Common book value	18.24	18.47	26.85	105.97	208.38
Tangible book value (non-GAAP)(6)	17.24	17.20	25.00	77.99	101.96
Tangible common book value (non-GAAP)(7)	10.16	10.19	18.10	56.87	101.96
Shares outstanding, end of period(8)	40,260,213	39,716,714	39,439,741	12,599,694	7,572,212
Market value, end of period	11.40	6.15	6.90	29.80	145.10

At Year End
Assets	$9,462,849	$9,965,645	$11,595,670	$12,724,678	$13,173,502
Earning assets	8,680,995	9,302,825	10,864,446	11,655,879	11,694,841
Portfolio loans	5,529,535	6,216,602	7,787,905	8,963,175	9,332,248
Allowance for loan losses	172,726	296,031	338,940	252,938	161,635
Deposits	7,394,941	7,726,834	8,500,763	8,630,250	7,935,876
Long-term debt	854,185	1,032,689	1,512,987	2,193,066	2,940,015
Shareholders’ equity	1,019,537	1,011,731	1,331,036	1,601,321	1,577,880

Average For The Year
Assets	$9,669,597	$10,997,062	$12,126,968	$12,911,620	$12,982,524
Earning assets	8,946,187	10,272,769	11,237,214	11,600,954	11,556,008
Portfolio loans	5,752,516	7,175,649	8,349,387	9,274,707	9,033,317
Allowance for loan losses	228,509	325,844	304,016	186,828	171,059
Deposits	7,582,742	8,282,629	8,509,676	8,351,683	7,829,747
Long-term debt	898,501	1,280,839	1,904,455	2,520,604	2,728,876
Shareholders’ equity	993,761	1,229,945	1,444,733	1,558,414	1,549,961

Financial Ratios(9)
Return on average assets	0.07%	(2.66)%	(4.24)%	(3.04)%	0.78%
Return on average shareholders’ equity	0.67	(23.82)	(35.59)	(25.22)	6.51
Average shareholders’ equity / average assets	10.28	11.18	11.91	12.07	11.94
Dividend payout ratio	—	—	—	(5.59)	87.07
Net interest margin (FTE) (10)	3.58	3.31	2.90	3.10	3.41
Efficiency ratio (non-GAAP) (11)	63.05	67.73	74.21	62.61	58.25
Allowance for loan losses as a percent of portfolio loans	3.12	4.76	4.35	2.82	1.73
Allowance for loan losses as a percent of nonperforming loans(12)	197.56	138.41	71.83	82.99	85.85
Allowance for loan losses as a percent of nonperforming assets(12)	168.97	105.66	57.30	57.79	64.57
Nonperforming loans as a percent of portfolio loans(12)	1.58	3.44	6.06	3.40	2.02
Nonperforming assets as a percent of portfolio loans plus ORAA(12)(13)	1.84	4.45	7.47	4.80	2.65
Nonperforming assets as a percent of total assets(12)	1.08	2.81	5.10	3.44	1.90
Net loans charged off as a percent of average portfolio loans	4.56	6.07	2.85	2.04	0.56
Leverage ratio	8.45	7.71	9.21	9.66	7.53
Tier 1 capital ratio	13.51	12.11	12.52	12.21	9.18
Total capital ratio	14.84	13.51	13.93	14.49	11.66

(1)

Noninterest income includes a loss on investment securities of $1.3 million in 2011 and a gain on investment securities of $13.9 million in 2010, a net loss on debt extinguishment of $15.9 million in 2009, and a fair-value adjustment on loans held for sale of $1.8 million, $20.6 million, $20.1 million and $9.4 million in 2011, 2010, 2009, and 2008, respectively.

(2)

Noninterest expense includes a goodwill impairment of $256.3 million and $178.1 million in 2009 and 2008, respectively, fair-value adjustments on other real estate (“ORE”) properties of $12.8 million, $13.4 million, $23.3 million and $8.1 million in 2011, 2010, 2009 and 2008, respectively, and restructuring and Republic merger-related expenses of $8.2 million in 2007.

(3)

Citizens completed a stock purchase agreement in 2010 with Great Western Bank whereby Great Western Bank acquired all of the stock of Citizens’ wholly owned subsidiary, F&M, in exchange for $50.0 million in cash.

(4)

Net loss attributable to common shareholders includes a non cash dividend to preferred shareholders of $23.0 million, $21.7 million, and $19.8 million in 2011, 2010, and 2009, respectively; $0.2 dividend on redeemable preferred stock and $11.7 million deemed dividend on convertible preferred stock in 2008.

(5)	Per common share data, as well as number of shares, were adjusted to reflect the 1-for-10 reverse stock split effective 7/1/11.
(6)

Tangible book value is an estimate of a company’s worth, if it was liquidated, to shareholders. The calculation using ending balances is as follows: (Shareholders’ equity-Goodwill-Intangible assets)/Common shares outstanding.

(7)

Tangible common book value is an estimate of a company’s worth, if it was liquidated, to common shareholders. The calculation using ending balances is as follows: (Shareholders’ equity-Preferred stock-Goodwill-Intangible assets)/Common shares outstanding.

(8)

Includes participating shares which are restricted stock units and restricted shares. See Note 14 to the Consolidated Financial Statements for additional information on Citizens 2009 exchange of common stock for subordinated debt.

(9)	Financial ratios are based upon continuing operations.
(10)	Net interest margin includes taxable equivalent adjustments to interest income based on a tax rate of 35%.
(11)

Efficiency ratio (non-GAAP) is calculated as follows: (Noninterest expense-Losses on other real estate (“ORE”)-ORE expenses-Intangible amortization-Goodwill impairment-FDIC special assessment-(Gain)loss related to Visa USA shares-Restructuring and merger related expenses)/(Net interest income+Taxable equivalent adjustment+Total noninterest income-Investment securities gains(losses)).

(12)	Nonperforming loans/assets exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.
(13)	Other real estate assets acquired (“ORAA”) include loans held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the years 2011, 2010, and 2009 and the significant changes in balance sheet items from December 31, 2010 to December 31, 2011 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on Citizens’ operations and financial condition. All share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.

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

OVERVIEW

Nature of Citizens’ Business

Citizens is a diversified banking and financial services company that provides a full range of banking, financial services and wealth management services to individuals and businesses through its subsidiary, Citizens Bank. Citizens conducts operations through 219 offices and 248 ATM locations throughout Michigan, Wisconsin, and Ohio. Citizens operates in five major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results as presented in “Line of Business Results” and Note 15 to the Consolidated Financial Statements, incorporated herein by reference.

Citizens’ primary source of revenue is net interest income, which is the difference between interest income on earning assets (such as loans and securities) and interest expense on liabilities (such as interest-bearing deposits and borrowings) used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. Citizens’ measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics - interest spread and net interest margin. The interest spread represents the difference between the taxable equivalent yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of taxable equivalent net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in more detail in “Interest Rate Risk”.

Proper management of the volume and composition of the Citizens’ earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. Citizens’ investment securities portfolio is structured to provide a source of liquidity principally through the maturity of the securities held in the portfolio and to generate an income stream with relatively low levels of principal risk. Loans comprise the largest component of earning assets and are the highest yielding assets. Client deposits are the primary source of funding for earning assets while short-term debt and other managed sources of funds are utilized as market conditions and liquidity needs change.

Citizens monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet client cash flow needs, while maintaining funds available for loan and investment opportunities as well as to service debt, invest in its subsidiary, finance business expansion, satisfy other operating requirements and take advantage of unforeseen opportunities. Citizens derives its liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Citizens also has access to market borrowing sources for both short-term and long-term purposes.

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

Performance Summary

An analysis of the major components of net income (loss) is presented below.

Three Year Summary of Net Income (Loss) Components
(in thousands)	2011	2010	2009

Interest income	$407,819	$484,444	$553,410
Interest expense	94,709	155,380	242,961

Net interest income	313,110	329,064	310,449
Provision for loan losses	138,808	392,882	323,820
Noninterest income	95,257	94,659	63,133
Noninterest expense	283,150	307,087	585,139
Income tax (benefit) provision from continuing operations	(20,258)	12,858	(29,633)
Loss from discontinued operations (net of income tax)	—	(3,821)	(8,469)

Net income (loss)	6,667	(292,925)	(514,213)
Dividend on redeemable preferred stock	(22,985)	(21,685)	(19,777)

Net loss attributable to common shareholders	$(16,318)	$(314,610)	$(533,990)

Pre-tax pre-provision profit (non-GAAP) (3)

Net income (loss) from continuing operations	$6,667	$(289,104)	$(505,744)
Income tax (benefit) provision from continuing operations	(20,258)	12,858	(29,633)
Provision for loan losses	138,808	392,882	323,820
Net (gains) losses on loans held for sale	(1,808)	20,617	20,086
Net loss on debt extinguishment	—	—	15,929
Investment securities losses (gains)	1,336	(13,896)	(5)
Losses on other real estate (ORE)	12,768	13,438	23,312
Goodwill impairment	—	—	256,272
Fair value adjustment on bank owned life insurance (1)	233	(67)	(144)
Fair value adjustment on swaps (1)	413	782	606
FDIC special assessment (2)	—	—	5,351

Total pre-tax pre-provision profit (non-GAAP)	$138,159	$137,510	$109,850

(1)	Amounts contained in “Other Income” on Consolidated Statement of Operations.
(2)	Amounts contained in “Other Expenses” on Consolidated Statement of Operations.
(3)	Pre-tax pre-provision profit (non-GAAP) defined in “Use of Non-GAAP Financial Measures.”

Key factors behind the improved results for 2011 compared with 2010 were:

•

The decrease in net interest income was primarily a result of a decrease of $1.4 billion in average earning assets, partially offset by an increase in net interest margin from 3.31% to 3.58%. The decrease in average earning assets was primarily due to the effects of the accelerated problem asset resolution initiatives undertaken in the first half of 2011. The increase in net interest margin was primarily the result of declining deposit and borrowing costs, lower levels of non-performing assets, and effective cash management, partially offset by lower investment securities yields.

•

The decrease in the provision for loan losses in 2011 was primarily a result of reduced charge-offs related to the bulk sales and individual workouts of nonperforming commercial and residential mortgage loans as well as the elimination of the incremental risk allocated allowance in place at December 31, 2010. During 2011, total net charge-offs decreased $173.7 million or 39.9% to 4.56% of average portfolio loans outstanding compared with 6.07% for 2010.

•	Noninterest income remained relatively unchanged from 2010, as investment securities losses were offset by gains on loans held for sale.

•

The decrease in noninterest expense was the result of a reduction in FDIC insurance costs, a decrease in commercial and residential mortgage origination volume and foreclosure-related expenses, and a decline in salaries, employee benefits, and data processing services reflecting the continued focus on improving operating efficiencies.

•

The decrease in the income tax expense was primarily the result of recording a receivable due to the revocation of a tax election and changes in other components of income that are included in the calculation of the tax provision.

•	Pre-tax pre-provision profit increased slightly primarily due to the decrease in noninterest expense discussed above.

SIGNIFICANT DEVELOPMENTS

Reverse Stock Split

Citizens affected a 1-for-10 reverse stock split of its common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011.

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

Resolution of Problem Assets

In an effort to reduce overall problem asset levels, Citizens resolved $460.0 million of problem assets in the first quarter of 2011 and $466.2 million of problem assets in the fourth quarter of 2010 through a combination of bulk sales and individual workouts, recording a provision for loan losses of $88.7 million and $131.3 million and net charge-offs of $160.6 million and $159.3 million in the first quarter of 2011 and fourth quarter of 2010, respectively. These resolution efforts led to substantial decreases in the provision for loan losses in the second half of the year and significantly reduced the outstanding amount of nonperforming loans and watchlist loans and improved the credit quality of our loan portfolio.

Discontinued Operations

On January 29, 2010, Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank-Iowa (“F&M”). F&M served markets with low growth potential outside of Citizens’ primary footprint and generated additional marketing costs to maintain the separate branding. Therefore, Citizens decided to sell F&M at a price which represented approximately 25 times F&M’s average earnings and 1.10 times its tangible book value. On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. As a result, the sale proceeds improved Citizens’ capital and liquidity positions in a manner that was non-dilutive to shareholders.

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

Written Agreement with FRBC and OFIR

On July 28, 2010, Citizens and Citizens Bank entered into a written supervisory agreement with the FRBC and OFIR, their primary regulators. For a summary of the Written Agreement, see “Item 1 Business – Supervision and Regulation.”

Goodwill Impairment Charge

In 2009, Citizens recorded a non-cash goodwill impairment charge of $256.3 million against the goodwill allocated to Regional Banking (which had no impact on regulatory capital ratios or Citizens’ overall liquidity). The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios and did not adversely affect Citizens’ overall liquidity position. For more information regarding this goodwill impairment charge, see Note 6 to the Consolidated Financial Statements.

Exchange of Common Stock for Long-Term Debt

On September 30, 2009, Citizens completed its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 (the “Subordinated Notes”) and outstanding 7.50% Enhanced Trust Preferred Securities of Citizens Funding Trust I (the “Exchange Offers”). In aggregate, 26.8 million shares at a fair value of $219.9 million ($8.20 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.4 million of issuance costs, the transaction resulted in an increase to common equity of $197.6 million. For more information regarding this transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Risk Management” and Notes 9 and 14 to the Consolidated Financial Statements.

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

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. Citizens believes the presentation of net interest margin on a taxable equivalent basis using a 35% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments. See “Item 6 Selected Financial Data”, the Non-GAAP Reconciliation Table, and the Average Balances/Net Interest Income/Average Rates Table later in this report for additional information.

Tangible Equity, Tangible Common Equity and Tier 1 Common Equity Ratios (non-GAAP financial measures)

Citizens believes the exclusion of goodwill and other intangible assets to create “tangible assets” and “tangible equity” facilitates the comparison of results for ongoing business operations. Citizens’ management internally assesses the company’s performance based, in part, on these non-GAAP financial measures. The tangible common equity ratio and Tier 1 common equity ratio have become a focus of some investors and management believes that these ratios may assist investors in analyzing Citizens’ capital position absent the effects of intangible assets and preferred stock. Because tangible common equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. Because analysts and banking regulators may assess Citizens’ capital adequacy using tangible common equity and Tier 1 common equity, Citizens believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis. Tier 1 common equity is often expressed as a percentage of net risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weight assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (net risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity as shown in the Non-GAAP Reconciliation Table below. The amounts disclosed as net risk-weighted assets are calculated consistent with banking regulatory requirements.

Pre-tax Pre-Provision Profit (non-GAAP financial measure)

Pre-tax pre-provision profit (“PTPP”), as defined by Citizens’ management represents total revenue (total net interest income and noninterest income) excluding any securities gains or losses, fair value adjustments on loans held for sale, interest rate swaps, and bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair value adjustments and special assessments. While certain of these items are an integral part of Citizens’ banking operations, in each case, the excluded items are items that management believes are particularly impacted by economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and the ability of our banking operations to generate revenue. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the consolidated statements of operations. While noninterest income and noninterest expense are adjusted for the specific items listed above in the calculation of PTPP, these adjustments represent the excluded items in their entirety for each period presented to better facilitate period-to-period comparisons.

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

A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2010 and 2011 is measured against a PTPP performance target as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2010 full year results, the total cash compensation award linked to PTPP was $1.1 million. Additionally, during 2010, approximately 112,900 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on total provision expense. Based on 2011 full year results, the total potential cash compensation award linked to PTPP is $0.9 million, payable in early 2012. Additionally, during 2011, approximately 186,500 shares of restricted stock and restricted stock units were granted which have a two-year vesting period based partially on PTPP results and partially on net income. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.

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

Non-GAAP Reconciliation
(in thousands)	2011	2010	2009
Efficiency Ratio (non-GAAP)
Net interest income (A)	$313,110	$329,064	$310,449
Taxable equivalent adjustment (B)	7,482	10,582	15,574
Investment securities gain (losses) (C)	(1,336)	13,896	5
Noninterest income (D)	95,257	94,659	63,133
Noninterest expense (E)	283,150	307,087	585,139
Losses on ORE and ORE Expenses (F)	17,090	18,408	27,701
Intangible amortization (G)	3,027	3,923	7,036
Goodwill impairment (H)	—	—	256,272
FDIC special assessment (I)	—	—	5,351

Efficiency ratio: (E-F-G-H-I)/(A+B-C+D) (non-GAAP)	63.05%	67.73%	74.21%

Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,462,849	$9,965,645	$11,931,631
Goodwill(1)	(318,150)	(318,150)	(330,744)
Other intangible assets	(7,428)	(10,454)	(14,378)

Tangible assets (non-GAAP)	$9,137,271	$9,637,041	$11,586,509

Total shareholders’ equity	$1,019,537	$1,011,731	$1,331,036
Goodwill(1)	(318,150)	(318,150)	(330,744)
Other intangible assets	(7,428)	(10,454)	(14,378)

Tangible equity (non-GAAP)	$693,959	$683,127	$985,914

Tangible equity	$693,959	$683,127	$985,914
Preferred stock	(285,114)	(278,300)	(271,990)

Tangible common equity (non-GAAP)	$408,845	$404,827	$713,924

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,019,537	$1,011,731	$1,331,036
Qualifying capital securities and other adjustments	73,558	73,489	73,407
Goodwill(1)	(318,150)	(318,150)	(330,744)
Accumulated other comprehensive loss (income)	5,820	20,156	7,093
Other intangible assets	(7,428)	(10,454)	(14,378)

Tier 1 capital (regulatory)	$773,337	$776,772	$1,066,414

Tier 1 capital (regulatory)	$773,337	$776,772	$1,066,414
Qualifying capital securities and other adjustments	(73,558)	(73,489)	(73,407)
Preferred stock	(285,114)	(278,300)	(271,990)

Total Tier 1 common equity (non-GAAP)	$414,665	$424,983	$721,017

Net risk-weighted assets (regulatory)	$5,723,333	$6,416,792	$8,515,874

Equity to assets	10.77%	10.15%	11.16%
Tier 1 common equity (non-GAAP)	7.24	6.62	8.47
Tangible equity to tangible assets (non-GAAP)	7.59	7.09	8.51
Tangible common equity to tangible assets (non-GAAP)	4.47	4.20	6.16

(1)	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodwill for Discontinued Operations of $12.6 million in 2009.

RESULTS OF OPERATIONS

NET INTEREST INCOME

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates is presented below.

Average Balances/Net Interest Income/Average Rates
	2011			2010			2009
(in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets
Money market investments	$340,482	$840	0.25%	$605,217	$1,501	0.25%	$502,584	$1,257	0.25%
Investment securities (3):
Taxable	2,444,539	79,281	3.24	1,901,195	72,545	3.82	1,571,960	73,796	4.69
Tax-exempt	250,098	10,800	6.64	366,044	16,035	6.74	585,036	25,074	6.59
FHLB and Federal Reserve stock	132,101	4,152	3.14	154,959	3,776	2.44	152,762	4,216	2.76
Portfolio loans (4) :
Commercial and industrial	1,438,292	72,194	5.13	1,728,712	81,069	4.80	2,183,525	100,573	4.70
Commercial real estate	1,776,292	90,862	5.12	2,631,901	139,307	5.30	2,905,011	153,921	5.30
Residential mortgage	700,257	32,539	4.65	867,500	43,862	5.06	1,135,289	57,121	5.03
Direct consumer	981,396	59,273	6.04	1,133,691	68,794	6.07	1,313,718	79,581	6.06
Indirect consumer	856,279	56,947	6.65	813,845	55,629	6.84	811,844	55,144	6.79

Total portfolio loans	5,752,516	311,815	5.45	7,175,649	388,661	5.44	8,349,387	446,340	5.37
Loans held for sale (4)	26,451	931	3.52	69,705	1,926	2.76	75,485	2,727	3.61

Total earning assets	8,946,187	407,819	4.64	10,272,769	484,444	4.82	11,237,214	553,410	5.06
Nonearning Assets
Cash and due from banks	142,721			163,203			158,568
Premises and equipment	101,009			107,382			114,667
Investment security fair value adjustment	44,712			54,451			19,725
Other nonearning assets	663,477			725,101			900,810
Assets of discontinued operations	—			108,615			356,141
Allowance for loan losses	(228,509)			(325,844)			(304,016)

Total assets	$9,669,597			$11,105,677			$12,483,109

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$953,187	$2,021	0.21	$1,008,871	$2,741	0.27	$929,152	$3,958	0.43
Savings deposits	2,636,422	9,315	0.35	2,561,596	15,785	0.62	2,521,100	19,661	0.78
Time deposits	2,489,703	45,991	1.85	3,405,281	80,000	2.35	3,867,946	127,892	3.31
Short-term borrowings	42,760	79	0.18	36,744	80	0.22	51,291	193	0.38
Long-term debt	898,501	37,303	4.15	1,280,839	56,774	4.43	1,904,455	91,257	4.79

Total interest-bearing liabilities	7,020,573	94,709	1.35	8,293,331	155,380	1.87	9,273,944	242,961	2.62
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,503,430			1,306,881			1,191,478
Other liabilities	151,833			146,669			155,401
Liabilities of discontinued operations	—			128,851			417,553
Shareholders’ equity	993,761			1,229,945			1,444,733

Total liabilities and shareholders’ equity	$9,669,597			$11,105,677			$12,483,109

Interest Spread (5)		$313,110	3.29%		$329,064	2.95%		$310,449	2.44%

Contribution of noninterest bearing sources of funds			0.29			0.36			0.46

Net Interest Margin (5)(6)			3.58%			3.31%			2.90%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $7.5 million, $10.6 million and $15.6 million for the years ended December 31, 2011, 2010 respectively, based on a tax rate of 35%.

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

2011 compared with 2010

The increase in net interest margin was primarily the result of declining deposit costs, reductions in high-cost funding, lower levels of nonperforming assets and a planned reduction in excess cash and money market investments, partially offset by lower investment securities yields. The decrease in net interest income was primarily the result of a decrease in average earning assets due to the effects of the accelerated problem asset resolution initiatives completed during the first half of 2011.

2010 compared with 2009

The increase in net interest margin was primarily the result of expanding commercial and consumer loan spreads, declining deposit costs, reductions in high-cost funding, and wholesale funding repricing to lower fixed rates, partially offset by the effect of replacing declining loan balances with lower-yielding investment securities and money market investments. The increase in net interest income was primarily the result of the higher net interest margin, partially offset by decreases in average earning assets. The decreases in average earning assets were due to weak loan demand and the effects of the accelerated problem asset resolution initiatives undertaken in 2010, partially offset by increases in investment securities and money market investments.

The table below shows changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense
	2011 Compared to 2010			2010 Compared to 2009
	Net	Increase (Decrease) Due to Change in		Net	Increase (Decrease) Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$(661)	$(8)	$(653)	$244	$(11)	$255
Investment securities:
Taxable	6,736	(11,957)	18,693	(1,251)	(15,179)	13,928
Tax-exempt	(5,235)	(225)	(5,010)	(9,039)	543	(9,582)
FHLB and Federal Reserve stock	376	987	(611)	(440)	(500)	60
Loans:
Commercial and industrial	(8,875)	5,420	(14,295)	(19,504)	1,794	(21,298)
Commercial real estate	(48,445)	(4,536)	(43,909)	(14,614)	(158)	(14,456)
Residential mortgage loans	(11,323)	(3,349)	(7,974)	(13,259)	279	(13,538)
Direct consumer	(9,521)	(321)	(9,200)	(10,787)	137	(10,924)
Indirect consumer	1,318	(1,531)	2,849	485	349	136

Total portfolio loans	(76,846)	(4,317)	(72,529)	(57,679)	2,401	(60,080)
Loans held for sale	(995)	427	(1,422)	(801)	(604)	(197)

Total	(76,625)	(15,093)	(61,532)	(68,966)	(13,350)	(55,616)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(720)	(575)	(145)	(1,217)	(1,533)	316
Savings deposits	(6,470)	(6,918)	448	(3,876)	(4,187)	311
Time deposits	(34,009)	(15,060)	(18,949)	(47,892)	(33,889)	(14,003)
Short-term borrowings	(1)	(13)	12	(113)	(68)	(45)
Long-term debt	(19,471)	(3,409)	(16,062)	(34,483)	(6,424)	(28,059)

Total	(60,671)	(25,975)	(34,696)	(87,581)	(46,101)	(41,480)

Net Interest Income	$(15,954)	$10,882	$(26,836)	$18,615	$32,751	$(14,136)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

2011 compared with 2010

The decrease in net interest income reflects volume variances that were unfavorable in the aggregate and rate variances that were favorable in the aggregate. The unfavorable volume variance was primarily due to the reduction in the loan portfolios as a result of the accelerated problem asset resolution initiative, partially offset by an increase in the taxable investment securities portfolio and a decrease in time deposits and long term debt.

The favorable rate variance was primarily the result of borrowings repricing to lower rates as a result of lower market interest rates in 2011 and reduced deposit price competition, partially offset by lower reinvestment yields for investment securities and intensified price competition for commercial and industrial loans.

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

PROVISION FOR LOAN LOSSES

After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated each quarter as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The decrease in the provision for loan losses for 2011 compared with 2010 was primarily due to our focused efforts to improve asset quality, stabilized portfolio credit metrics and an overall decrease in loan balances. The increase in the provision for loan losses for 2010 compared with 2009 was primarily due to the additional charge-offs related to the bulk sales and individual workouts of nonperforming commercial and residential mortgage loans during 2010 as well as the incremental risk allocated allowance recorded during the fourth quarter of 2010. See “Critical Accounting Policies - Allowance for Loan Losses” and “Allowance for Loan Losses” for a discussion of the calculation of the allowance and the related methodology.

NONINTEREST INCOME

An analysis of the components of noninterest income is presented in the table below.

Noninterest Income
	Year Ended December 31,			$ Change		% Change
(in thousands)	2011	2010	2009	2011-2010	2010-2009	2011-2010	2010-2009
Service charges on deposit accounts	$39,268	$40,336	$42,116	$(1,068)	$(1,780)	(2.6)%	(4.2)%
Trust fees	15,103	15,603	14,784	(500)	819	(3.2)	5.5
Mortgage and other loan income	9,620	10,486	12,393	(866)	(1,907)	(8.3)	(15.4)
Brokerage and investment fees	5,072	4,579	5,194	493	(615)	10.8	(11.8)
ATM network user fees	7,511	7,057	6,283	454	774	6.4	12.3
Bankcard fees	9,656	8,859	7,714	797	1,145	9.0	14.8
Net gains (losses) on loans held for sale	1,808	(20,617)	(20,086)	22,425	(531)	108.8	(2.6)
Net loss on debt extinguishment	—	—	(15,929)	—	15,929	—	N/M
Investment securities (losses) gains	(1,336)	13,896	5	(15,232)	13,891	(109.6)	N/M
Other income	8,555	14,460	10,659	(5,905)	3,801	(40.8)	35.7

Total noninterest income	$95,257	$94,659	$63,133	$598	$31,526	0.6	49.9

N/M - Not meaningful

2011 compared with 2010

Noninterest income was essentially unchanged from last year, with gains on loans held for sale, offset by investment securities losses and lower other income. The gain on loans held for sale was offset by fewer writedowns to reflect fair value declines of the underlying collateral in 2011 compared to 2010. Citizens recorded net losses on investment securities compared to net gains in 2010 directly related to the sale of four CMOs during 2011 at a loss, and a gain on sale of securities in 2010 as part of Citizens’ capital strategy. The decline in other income reflects a decrease in interest rate swap income recognition and unrealized losses on deferred compensation plans.

2010 compared with 2009

The increase in noninterest income was primarily due to higher gains on investment securities and the net loss on debt extinguishment in connection with the Exchange Offers completed in 2009, partially offset by lower service charges on deposit accounts and lower mortgage and other loan income. The decrease in mortgage and other loan income was primarily the result of lower residential mortgage origination volume while the decrease in service charges on deposit accounts was primarily the result of lower customer transaction volume along with the impact of Regulation E implementation which occurred in the second half of 2010. Regulation E requires that banks receive permission (“opt-in”) from consumers before they can charge a fee for overdrawing their account when they make withdrawals using an ATM card, or use their debit card (check card) for one-time purchases. Citizens received consent from a majority of clients with little negative impact. The increase in other income was primarily the result of higher swap income recognition.

NONINTEREST EXPENSE

An analysis of the components of noninterest expense is presented in the table below.

Noninterest Expense
	Year Ended December 31,			$ Change		% Change
(in thousands)	2011	2010	2009	2011-2010	2010-2009	2011-2010	2010-2009
Salaries and employee benefits	$123,514	$126,384	$135,389	$(2,870)	$(9,005)	(2.3)%	(6.7)%
Occupancy	26,059	26,963	26,723	(904)	240	(3.4)	0.9
Professional services	9,331	10,550	11,877	(1,219)	(1,327)	(11.6)	(11.2)
Equipment	12,136	12,482	11,714	(346)	768	(2.8)	6.6
Data processing services	16,131	18,734	17,692	(2,603)	1,042	(13.9)	5.9
Advertising and public relations	5,848	6,530	7,113	(682)	(583)	(10.4)	(8.2)
Postage and delivery	4,543	4,571	5,525	(28)	(954)	(0.6)	(17.3)
Other loan expenses	16,007	20,311	24,553	(4,304)	(4,242)	(21.2)	(17.3)
Losses on other real estate (ORE)	12,768	13,438	23,312	(670)	(9,874)	(5.0)	(42.4)
ORE expenses	4,322	4,970	4,389	(648)	581	(13.0)	13.2
Intangible asset amortization	3,027	3,923	7,036	(896)	(3,113)	(22.8)	(44.2)
Goodwill impairment	—	—	256,272	—	(256,272)	N/M	N/M
Other expense	49,464	58,231	53,544	(8,767)	4,687	(15.1)	8.8

Total noninterest expense	$283,150	$307,087	$585,139	$(23,937)	$(278,052)	(7.8)	(47.5)

Memo: NIE without Goodwill impact	$283,150	$307,087	$328,867	$(23,937)	$(21,780)	(7.8)	(6.6)

N/M - Not meaningful

2011 compared with 2010

The decrease in noninterest expense was the result of decreases in all noninterest expense categories, primarily lower other expenses, lower other loan expense, lower salaries and employee benefits, lower data processing services and lower professional services. The decline in other expenses was primarily related to reductions in FDIC insurance costs. Lower other loan expense was primarily the result of lower commercial and residential mortgage origination volume and foreclosure-related expenses. The decline in salaries and employee benefits, professional services and data processing services reflect the continued focus on improving efficiencies.

2010 compared with 2009

The decrease in noninterest expense was primarily the result of the goodwill impairment charge in 2009, and to a lesser extent, lower losses on other real estate, lower salaries and employee benefits, lower other loan expenses, lower intangible asset amortization, and lower professional services, partially offset by an increase in other expense and data processing services. The decline in losses on other real estate was primarily the result of fewer writedowns compared to 2009 to reflect fair-value declines for the underlying assets. The decline in salaries and employee benefits was primarily due to lower staffing levels and suspending employer contributions to the 401(k) plan in the third quarter of 2009. Lower other loan expense was primarily the result of lower origination volume and foreclosure-related expenses. The decrease in intangible asset amortization is directly related to core deposit assets becoming fully amortized during the second quarter of 2009. The decline in professional services was primarily the result of various expense management initiatives implemented throughout the Corporation. Other expense increased primarily due to higher FDIC insurance costs. Data processing fees increased as a result of a conversion to remote capture of item processing.

FDIC insurance premiums

Beginning April 1, 2009, FDIC rule changes required institutions, including Citizens, to pay their premiums using a risk-weighted factor, increasing Citizens’ 2009 FDIC insurance costs.

Additionally, on May 22, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of five cents for every $100 of Citizens’ assets less Tier 1 capital at June 30, 2009. Citizens recorded $5.5 million for the assessment during 2009.

In mid 2011, the FDIC implemented a rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The rule finalized a target size for the DIF at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent so that the average rate over time should be about 8.5 basis points of the assessment base and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule, in aggregate, increased the share of assessments paid by large institutions and created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards included financial measures that the FDIC believes are predictive of long-term performance.

The new rule did not have a material effect on our results of operations and financial condition, as assets were below $10 billion in 2011.

FEDERAL AND STATE INCOME TAXES

Citizens recorded an income tax benefit of $20.3 million for 2011 compared with a tax expense of $12.9 million for 2010 and a tax benefit of $30.0 million in 2009. The tax benefit in 2011 was primarily the result of recording a receivable due to the change in a tax election and changes in other components of income that are included in the calculation of the tax provision. The tax expense in 2010 was primarily the result of alternative minimum tax calculations. The effective tax rate, computed by dividing the provision (benefit) for income taxes by income (loss) before taxes, was 149.06% in 2011, compared with (4.65%) in 2010, and 5.53% in 2009. Variances were primarily due to the relationships between the pre-tax losses as well as the adjustments for the valuation allowance and the tax method change.

As of December 31, 2011, Citizens maintained a $311.5 million valuation allowance against the deferred tax asset. Despite the valuation allowance, these assets in 2010 remain available to potentially offset future taxable income. The deferred tax asset is analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. In making such judgments, significant weight is given to evidence that can be objectively verified. Citizens analyzes changes in near-term market conditions and considers both positive and negative evidence as well as other factors which may impact future operating results in making the decision to adjust the valuation allowance.

During 2009, we incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.7 million on the amount of certain loss carryforwards that may be used.

For further discussion of federal and state income taxes, see Note 13 to the Consolidated Financial Statements.

LINE OF BUSINESS RESULTS

Net income or loss by line of business is presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 15 to the Consolidated Financial Statements. Certain amounts have been revised retrospectively for discontinued operations.

Income (Loss) by Line of Business
(in thousands)	2011	2010	2009
Regional Banking	$1,065	$(4,553)	$(157,338)
Specialty Consumer	(4,831)	(45,317)	(45,467)
Specialty Commercial	(2,670)	(98,847)	(70,841)
Wealth Management	3,587	2,715	2,148
Other	9,516	(143,102)	(234,246)

Income (loss) from continuing operations	$6,667	$(289,104)	$(505,744)

2011 compared with 2010

Regional Banking recorded net income in 2011, compared to a net loss in 2010 primarily due to lower provision for loan losses, partially offset by lower net interest income. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances. The decrease in net interest income reflected the decline in loan balances due to the resolution of problem assets.

Net losses for Specialty Consumer decreased primarily due to lower provision for loan losses and higher noninterest income due to credit writedowns in 2010 associated with the bulk sale of nonperforming residential mortgage loans.

Net losses for Specialty Commercial decreased primarily due to lower provision for loan losses and higher noninterest income, partially offset by lower net interest income. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances. The increase in noninterest income reflected fewer writedowns associated with loans held for sale. The decrease in net interest income reflected the decline in loan balances due to the resolution of problem assets.

Net income for Wealth Management increased primarily as a result of a decrease in noninterest expense relating to decreases in salaries and employee benefits expense and lower data processing expenses.

Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the Holding Company; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business. The Other line of business recorded net income for 2011, compared to a net loss in 2010 primarily as a result of higher net interest income, lower noninterest expense, lower discontinued operations and lower taxes. These improvements were partially offset by lower noninterest income. The increases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest expense was primarily the result of a decrease in FDIC insurance costs. The 2010 loss on discontinued operations was directly related to the fair value adjustment related to the sale of F&M. The decrease in noninterest income was primarily the result of net gains on investment securities sales during 2010. Changes in income taxes reflect an allocation of 35% to all other lines of businesses in 2010 and 2011.

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

Net losses for Specialty Commercial increased in 2010 primarily due to the increase in the provision for loan losses. The provision for loan losses reflected additional losses incurred related to the accelerated nonperforming loan resolution program.

Net income for Wealth Management increased in 2010 primarily as a result of an increase in trust fees. That increase was a result of an increase in average market valuations for assets under administration.

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

FINANCIAL CONDITION

TOTAL ASSETS

Total assets at December 31, 2011 were $9.5 billion, a decrease of $502.8 million or 5.0% from December 31, 2010. The decline was primarily due to reductions in total portfolio loans as a result of the accelerated resolution of problem assets.

MONEY MARKET INVESTMENTS AND INVESTMENT SECURITIES

Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest rate risk and maximizing return. Interest-bearing deposits with banks decreased $95.4 million in 2011. On October 6, 2008 the Federal Reserve announced that it would pay interest on required and excess reserve balances at rates close to the targeted federal funds rates. Citizens has chosen to utilize this program while adverse conditions exist in the credit markets. Securities are classified as available for sale or held to maturity and as of December 31, 2011, 47.6% of the securities in Citizens’ investment securities portfolio were classified as available for sale. A summary of investment securities balances is provided below.

Investment Securities
(in thousands)	2011	December 31, 2010	2009
Securities available for sale, at fair value:
Federal agencies	$—	$5,557	$138,644
Collaterized mortgage obligations	365,302	599,264	382,943
Mortgage-backed	823,852	1,259,131	1,093,598
State and municipal	123,308	183,584	443,663
Other	271	1,992	17,946

Total available for sale	1,312,733	2,049,528	2,076,794

Securities held to maturity, at amortized cost:
Collaterized mortgage obligations	350,160	—	—
Mortgage-backed	988,930	363,427	—
State and municipal	104,964	111,405	114,249

Total held to maturity	1,444,054	474,832	114,249

Total investment securities	$2,756,787	$2,524,360	$2,191,043

Citizens substantially improved the risk profile of its investment securities portfolio during 2011 and 2010 by increasing holdings of GNMA securities and decreasing holdings of government sponsored agency, municipal, and whole-loan mortgage-based securities.

In June 2011 and December 2010, Citizens transferred certain mortgage-backed securities from the available for sale to the held to maturity category in accordance with Topic 320 “Investments-Debt and Equity Securities.” Management determined that it had both the ability to hold these investments to maturity and the positive intent to do so. The securities transferred in June 2011 had a total amortized cost of $924.6 million and a fair value of $943.1 million. The securities transferred in December 2010 had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $18.5 million in June 2011 and $2.6 million in December 2010 will be amortized over the remaining life of the securities as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2011, the whole loan CMOs had a market value of $76.4 million with gross unrealized losses of $5.8 million. Citizens performs a thorough credit review on a quarterly basis on the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2011 credit review demonstrated continued strength and no material degradation to the holdings. Additionally, Citizens determined there is no other-than-temporary impairment on the entire investment portfolio at December 31, 2011.

Maturities and average yields of investment securities at December 31, 2011 are presented in the table below.

Maturity Distribution of Investment Securities Portfolio (1)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
December 31, 2011		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale (2)
Collateralized mortgage obligations (3)	$25,138	4.96	$338,664	3.20	$8	4.48	$1,492	4.32	$365,302	3.32
Mortgage-backed(3)	148,852	5.01	484,824	3.77	123,131	3.27	67,045	2.85	823,852	3.83
State and municipal(4)	5,537	7.37	18,413	7.13	68,273	6.38	31,085	6.04	123,308	6.46
Other	—	—	—	—	—	—	271	3.82	271	3.82

Total available for sale	$179,527	5.08	$841,901	3.61	$191,412	4.36	$99,893	3.83	$1,312,733	3.93

Securities held to maturity(2)
Collateralized mortgage obligations (3)	$—	—%	$350,160	3.17%	$—	—%	$—	—%	$350,160	3.17%
Mortgage-backed(3)	—	—	204,782	2.91	559,052	3.24	225,096	3.53	988,930	3.24
State and municipal(4)	675	4.45	4,061	3.77	63,176	4.10	37,052	9.97	104,964	6.16

Total held to maturity	$675	4.45	$559,003	3.08	$622,228	3.33	$262,148	4.44	$1,444,054	3.43

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.
(2)	Yields are based on amortized cost and are purchase yields.
(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.
(4)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

As of December 31, 2011, the estimated aggregate fair value of the investment securities portfolio was $90.8 million above amortized cost, consisting of gross unrealized gains of $96.9 million and gross unrealized losses of $6.1 million. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2011 or 2010. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 2 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements.

LOAN PORTFOLIO

Citizens primarily extends credit within its local markets in Michigan, Wisconsin, and Ohio. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry, with no concentration within a single industry that exceeds 10% of total portfolio loans. Citizens has minimal loans to foreign debtors. Citizens seeks to limit its credit risk by establishing guidelines to review the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer. See “Underwriting” for a discussion of Citizens’ underwriting policies and practices.

Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial and industrial and commercial real estate loans at December 31, 2011 are presented below.

Portfolio Loans
(in thousands)	2011	2010	2009	2008	2007
Commercial and industrial	$1,543,529	$1,474,227	$1,921,755	$2,540,925	$2,487,391
Commercial real estate	1,544,361	2,120,735	2,811,539	2,947,022	3,067,209

Total commercial	3,087,890	3,594,962	4,733,294	5,487,947	5,554,600
Residential mortgage	637,245	756,245	1,025,248	1,248,622	1,428,296
Direct consumer	933,314	1,045,530	1,224,182	1,406,070	1,519,999
Indirect consumer	871,086	819,865	805,181	820,536	829,353

Total	$5,529,535	$6,216,602	$7,787,905	$8,963,175	$9,332,248

Portfolio Loan Maturities and Interest Rate Sensitivity
(in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial and industrial	$645,337	$797,100	$101,092	$1,543,529
Commercial real estate	489,698	904,209	150,454	1,544,361

Total commercial	$1,135,035	$1,701,309	$251,546	$3,087,890

Loans above:
With floating interest rates	$458,374	$1,095,495	$155,620	$1,709,489
With predetermined interest rates	676,661	605,814	95,926	1,378,401

Total	$1,135,035	$1,701,309	$251,546	$3,087,890

Increases in commercial and industrial, as well as indirect loans, in 2011 reflect our targeted lending efforts during 2011. Decreases in the other categories of portfolio loans during 2011 reflect the efforts of the accelerated problem asset resolution initiatives, paydowns as a result of normal client activity, charge-offs, and the transfer of nonperforming residential mortgage loans to loans held for sale in 2011 that were subsequently sold.

Commercial and Industrial. The commercial and industrial loan portfolio includes a diverse group of loans largely to in-market business banking (relationships less than $3.0 million) and corporate banking (relationships over $3.0 million) companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with Citizens’ loan underwriting guidelines. Commercial and industrial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial and industrial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.

Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi-unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.

Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens, primarily Michigan and Ohio. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, Citizens avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2011, approximately 39% of commercial real estate loans were secured by owner-occupied properties.

Citizens proactively manages the credit performance of loans secured by commercial income producing properties. The value of loans in this portfolio have been negatively affected by tenant losses and reduced rental rates. While market conditions have stabilized, Citizens may suffer losses in these segments if market conditions deteriorate or do not continue to improve and efforts to limit these losses through execution of prudent workout strategies are unsuccessful.

Residential Mortgage Loans. The residential mortgage loan category is predominately comprised of single family owner-occupied residential properties primarily located in Michigan and Ohio. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios and loan-to-collateral value ratios.

Residential Mortgage Loan Balances By Category
	December 31,
(in thousands)	2011	2010
Fixed rate	$203,318	$249,301
Adjustable rate	430,802	495,597
Construction	3,125	11,347

Total	$637,245	$756,245

Residential Mortgage Loan Origination Volume
	December 31,
(in thousands)	2011	2010
Fixed rate	$147,889	$185,136
Adjustable rate	9,547	7,368
Construction(1)	1,090	3,571

Total	$158,526	$196,075

(1)	All construction mortgages are retained by Citizens in the residential mortgage portfolio

In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to a third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 95% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011, a total of $3.1 million in originated residential mortgage loans were returned to our portfolios since these loans had characteristics (other than loan amount or new construction) that made them non-compliant with the underwriting standards of government-sponsored entities (“GSE”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”). These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believes offset the additional risks.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During both 2011 and 2010, Citizens repurchased $2.2 million of loans, pursuant to such provisions. Citizens recorded $4.3 million and $3.8 million in 2011 and 2010, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

The credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in income during 2010 and 2011. Citizens proactively manages this portfolio and in 2011 we started to experience stability with declining levels of delinquencies and nonaccrual loans. Prior year declines in the residential real estate values, particularly in Michigan and Northern Ohio, and the extended time frame associated with the sale of repossessed residential properties led to increased loss severity in this loan portfolio. Increased stress on borrowers’ cash flow due to job loss, reduced rental income, higher interest rates or other factors could lead to higher payment delinquencies and defaults. Further declines in real estate values could lead to higher loss severity.

Direct Consumer. The direct consumer loan category includes home equity loans and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles, and other personal items. Home equity loans consist of revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Credit risks for these types of loans are influenced by general economic conditions, the financial strength of individual borrowers, and the value of the loan collateral. Credit risk in the direct consumer loan portfolio arises from the borrowers potentially being unable to repay the loan on agreed terms, or by a shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral.

Citizens originates consumer loans utilizing a credit scoring model to supplement the underwriting process. To monitor and manage consumer loan risk, policies and underwriting guidelines are developed and modified as market conditions require. This monitoring activity, coupled with relatively small loan amounts spread across many individual borrowers, reduces risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

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

LOANS HELD FOR SALE

Loans that Citizens has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, which are also subject to management adjustments based on current market conditions and recent sales activity. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred.

Held for sale loans at December 31, 2011 totaled $10.4 million, a decrease of $29.9 million or 74.2% from December 31, 2010. The decrease reflects the sale of commercial and residental real estate loans, customer paydowns, workout activities, writedowns to reflect market-value declines for the underlying collateral and transfers to ORE and substantially reduced troubled asset resolution activities.

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

The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Since 2007, Citizens has not originated new commercial land hold and land development loans. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.

The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities FNMA, FHLMC and GNMA, which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At December 31, 2011 and 2010, the outstanding balance of these loans and the associated interest income was immaterial.

Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of December 31, 2011, Citizens’ home equity portfolio totaled $764.7 million, and had an average loan size of $36,705 with average refreshed FICO score of 739. As of December 31, 2011, other direct installment loans totaled $168.6 million and had an average loan size of $18,466 with an average refreshed FICO score of 722.

Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of December 31, 2011, indirect consumer loans had an average loan size of $23,302 with an average refreshed FICO score of 738.

CREDIT RISK MANAGEMENT

Extending credit to businesses and consumers exposes Citizens to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected under the original underwriting terms due to the inability or unwillingness of the borrower to repay the loan. Citizens lending policies and underwriting guidelines, discussed above, are designed to maximize loan income within an acceptable level of risk. Credit risk is mitigated through a comprehensive system of internal controls, which includes adherence to conservative lending practices, underwriting guidelines, collateral monitoring, and oversight of financial performance. Credit risk associated with fluctuations in economic conditions is mitigated through portfolio diversification that limits exposure to any single industry or customer. Lending policies and guidelines are reviewed by credit administration and modified on an ongoing basis as conditions change and new credit products are offered. The commercial and industrial and commercial real estate credit administration policies include a two-tier loan rating system that incorporates probability of default and loss given default to estimate a borrower’s ability to repay and the strength of the collateral supporting their loan obligation. To strengthen and monitor loan structuring and collateral position, collateral field audits are regularly performed on those credits that have a significant reliance on accounts receivable and inventory. Additionally, a reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potentially problematic loans. Citizens monitors its loans in an effort to proactively identify, manage, and mitigate any potential credit quality issues and losses.

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

Citizens maintains an independent loan review department that reviews the quality, trends, collectability and collateral margins within the loan portfolio. The loan review department validates the credit risk profile on a regular basis by sampling loans using criteria such as loan size, delinquency status, loan officer coverage and other factors. This process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and to the Risk Committee of the Board of Directors.

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

The following table illustrates the commercial loans on the watchlist that, while still accruing interest, may be at risk due to general economic conditions or changes in borrower’s financial status.

Commercial Watchlist
Accruing loans only	December 31,
	2011		2010		2009
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$4,115	62.90%	$21,575	76.35%	$24,780	68.99%
Land development	804	6.14	18,674	53.66	86,693	83.66
Construction	1,658	28.36	33,234	32.05	63,476	35.68
Income producing	259,971	28.45	444,450	37.96	521,410	34.44
Owner-occupied	112,756	18.63	196,915	25.15	247,227	25.22

Total commercial real estate	379,304	24.56	714,848	33.71	943,586	33.56
Commercial and industrial	227,487	14.74	347,180	23.55	473,001	24.61

Total	$606,791	19.65	$1,062,028	29.54	$1,416,587	29.93

The decreases in watchlist credits were primarily due to the accelerated resolution of problem assets, along with a decrease in the level of new inflows.

The following table illustrates loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

Delinquency Rates By Loan Portfolio
30 to 89 days past due	December 31,
	2011		2010		2009
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$21	0.32%	$2,233	7.90%	$561	1.56%
Land development	—	—	216	0.62	4,723	4.56
Construction	—	—	464	0.45	1,695	0.95
Income producing	2,508	0.27	20,643	1.76	40,832	2.70
Owner-occupied	2,345	0.39	14,705	1.88	24,954	2.55

Total commercial real estate	4,874	0.32	38,261	1.80	72,765	2.59
Commercial and industrial	2,454	0.16	9,058	0.61	16,934	0.88

Total commercial	7,328	0.24	47,319	1.32	89,699	1.90

Residential mortgage	9,544	1.50	15,389	2.03	21,990	2.14
Direct consumer	17,810	1.91	22,379	2.14	26,457	2.16
Indirect consumer	13,067	1.50	13,287	1.62	16,282	2.02

Total consumer	40,421	1.66	51,055	1.95	64,729	2.12

Total	$47,749	0.86	$98,374	1.58	$154,428	1.98

The decreases in total delinquencies were primarily the result of continued emphasis on proactively managing and resolving delinquent commercial and consumer loans.

NONPERFORMING ASSETS

Loans are placed on nonaccrual status when there is substantial doubt regarding collection of principal or interest based on Citizens’ credit policies and practices or when principal or interest is past due in excess of 90 days. When a loan is placed on nonaccrual status, interest that is accrued but not collected is reversed and charged against income. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. A five-year history of nonperforming assets is presented below. The nonperforming commercial loans in this table are also reviewed as part of the watchlist process.

Nonperforming Assets and Past Due Loans			December 31,
(in thousands)	2011	2010	2009	2008	2007

Nonperforming Assets(1)
Nonaccrual
Less than 30 days past due	$19,225	$46,419	$89,235	$35,157	$8,062
From 30 to 89 days past due	9,428	27,450	63,261	25,209	11,520
90 or more days past due	58,005	138,439	316,361	242,930	165,065

Total	86,658	212,308	468,857	303,296	184,647
Loans 90 days or more past due and still accruing	770	1,573	3,039	1,486	3,636

Total nonperforming portfolio loans	87,428	213,881	471,896	304,782	188,283
Nonperforming loans held for sale	2,372	24,073	65,189	74,938	21,676
Other repossessed assets acquired (“ORAA”)	12,422	42,216	54,394	57,938	40,360

Total nonperforming assets	$102,222	$280,170	$591,479	$437,658	$250,319

Nonperforming loans as a percent of portfolio loans	1.58%	3.44%	6.06%	3.40%	2.02%
Nonperforming assets as a percent of portfolio loans plus ORAA (2)	1.84	4.45	7.47	4.80	2.65

Nonperforming assets as a percent of total assets (3)	1.08	2.81	5.10	3.44	1.90

Restructured loans and still accruing	$32,347	$6,392	$2,629	$256	$315

Nonperforming Portfolio Loans by Type (1)
Commercial and industrial	$17,712	$59,316	$86,284	$66,019	$16,182
Commercial real estate	45,332	118,639	236,551	162,125	110,159

Total commercial	63,044	177,955	322,835	228,144	126,341
Residential mortgage	11,312	22,076	125,082	59,238	46,333
Direct consumer	12,119	12,571	21,349	14,785	13,552
Indirect consumer	953	1,279	2,630	2,615	2,057

Total nonperforming portfolio loans	$87,428	$213,881	$471,896	$304,782	$188,283

(1)	Refer to Note 4 for a summary of interest income foregone on nonaccrual and restructured loans, as of December 31, 2010 and 2011.
(2)	Other real estate assets acquired (“ORAA”) includes loans held for sale.
(3)	Total assets exclude assets from discontinued operations.

Nonperforming assets decreased in 2011 from the previous year end due to continued efforts to reduce overall problem loans along with a significant reduction in new inflows to commercial nonperforming assets. Additionally, Citizens has aggressively reduced the level of nonperforming loans held for sale and other repossessed assets through sales.

Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all the contractual principal and interest due under the loan may not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as a part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is generally applied to outstanding principal.

Citizens recognizes that elevated levels of unemployment and depressed real estate values may result in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonperforming loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At December 31, 2011, the recorded investment balance of TDRs approximated $47.7 million, $32.3 million on accrual status and $15.4 million on nonaccrual status. Of this total, $20.2 million were consumer and residential TDRs that carried a total specific reserve of $2.9 million. Of these modifications 49.0% involved only a reduction in interest rate, 33.4% involved both reduced interest rate and term extensions and 17.6% involved only term extensions. See Note 4 to the Consolidated Financial Statements in this report for information on impaired loans.

ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience for the past five years appears below.

Summary of Loan Loss Experience
(in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses - January 1	$296,031	$338,940	$252,938	$161,635	$166,794
Provision for loan losses	138,808	392,882	323,820	280,961	45,573
Charge-offs:
Commercial and industrial	36,211	54,015	59,311	23,671	4,633
Small business	9,462	7,375	4,525	3,065	1,490
Commercial real estate	162,533	233,056	123,247	112,478	27,194

Total commercial	208,206	294,446	187,083	139,214	33,317
Residential mortgage	27,796	110,928	18,964	24,438	5,064
Direct consumer	26,932	31,392	24,388	16,657	10,838
Indirect consumer	11,771	14,295	21,234	16,889	10,126

Total charge-offs	274,705	451,061	251,669	197,198	59,345

Recoveries:
Commercial and industrial	3,457	3,860	5,783	2,732	2,679
Small business	771	483	590	175	450
Commercial real estate	2,511	5,540	3,580	715	1,303

Total commercial	6,739	9,883	9,953	3,622	4,432
Residential mortgage	433	720	33	29	183
Direct consumer	3,189	1,877	1,537	1,667	1,688
Indirect consumer	2,231	2,790	2,328	2,222	2,310

Total recoveries	12,592	15,270	13,851	7,540	8,613

Net charge-offs	262,113	435,791	237,818	189,658	50,732

Allowance for loan losses - December 31	$172,726	$296,031	$338,940	$252,938	$161,635

Portfolio loans at year-end (1)	$5,529,535	$6,216,602	$7,787,905	$8,963,175	$9,332,248
Average portfolio loans (1)	5,752,515	7,175,649	8,349,387	9,274,707	9,033,317
Allowance for loan losses as a percent of nonperforming loans	197.56%	138.41%	71.83%	82.99%	85.85%
Allowance for loan losses as a percent of portfolio loans	3.12	4.76	4.35	2.82	1.73
Net loans charged off as a percent of average portfolio loans	4.56	6.07	2.85	2.04	0.56

(1)	Balances exclude mortgage loans held for sale.

Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. The significant decrease in net charge-offs for 2011 compared with 2010 reflects the continued stability and steady improvement in portfolio and economic trends. In addition, the decrease in net charge-offs reflects the resolution of certain problem assets through bulk sale and individual workout efforts.

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

Allocation of the Allowance for Loan Losses(1)
					December 31,
	2011		2010		2009		2008		2007
		Related		Related		Related		Related		Related
(in thousands)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)
Specific allocated allowance:
Commercial and industrial	$42	$8,908	$9,471	$43,505	$16,280	$65,208	$16,827	$49,037	$1,760	$2,685
Commercial real estate	4,110	34,971	23,519	98,408	29,656	208,310	23,069	141,578	16,117	49,650
Residential mortgage	2,837	6,023	1,110	5,196	6,790	26,414	—	—	—	—
Direct Consumer	70	500	130	1,074	114	1,142	—	—	—	—

Total specific allocated allowance	7,059	50,402	34,230	148,183	52,840	301,074	39,896	190,615	17,877	52,335

Risk allocated allowance:
Commercial and industrial	25,032	8,804	33,482	15,811	40,235	21,076	18,977	16,982	*	*
Commercial real estate (CRE)	58,589	10,361	99,104	20,231	116,386	28,242	91,753	20,547	*	*
Incremental risk allocated allowance - CRE	—	—	29,500	—	—	—	—	—	—	—

Total commercial	83,621	19,165	162,086	36,042	156,621	49,318	110,730	37,529	84,508	74,006
Residential mortgage	33,623	5,289	46,513	16,880	50,631	98,668	25,163	59,238	13,989	46,333
Direct Consumer	32,950	11,619	32,125	11,497	33,012	20,206	28,329	14,785	15,745	13,552
Indirect Consumer	12,973	953	16,577	1,279	39,462	2,630	35,860	2,615	23,620	2,057

Total risk allocated allowance	163,167	37,026	257,301	65,698	279,726	170,822	200,082	114,167	137,862	135,948

Total	170,226	87,428	291,531	213,881	332,566	471,896	239,978	304,782	155,739	188,283
General valuation allowances	2,500	—	4,500	—	6,374	—	12,960	—	5,896	—

Total	$172,726	$87,428	$296,031	$213,881	$338,940	$471,896	$252,938	$304,782	$161,635	$188,283

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	0.5%		21.8%		25.0%		34.3%		65.5%
Commercial real estate	11.8		23.9		14.2		16.3		32.5
Residential mortgage	47.1		21.4		25.7		—		—
Direct Consumer	14.0		12.1		10.0		—		—
Total specific allocated allowance	14.0		23.1		17.6		20.9		34.2

Risk allocated allowance:
Commercial and industrial	284.3		211.8		190.9		111.7		*
Commercial real estate (CRE)	565.5		489.9		412.1		446.6		*
Incremental risk allocated allowance - CRE	—		N/M		—		—		—
Total commercial	436.3		449.7		317.6		295.1		114.2
Residential mortgage	635.7		275.5		51.3		42.5		30.2
Direct Consumer	283.6		279.4		163.4		191.6		116.2
Indirect Consumer	N/M		N/M		N/M		N/M		N/M
Total risk allocated allowance	440.7		391.6		163.8		175.3		101.4
Total	197.6		138.4		71.8		83.0		85.9

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	1.6		2.3		2.2		0.8		*
Commercial real estate (CRE)	3.9		4.9		4.5		3.3		*
Incremental risk allocated allowance - CRE	—		N/M		—		—		—
Total commercial	2.7		4.7		3.5		2.1		1.5
Residential mortgage	5.3		6.2		5.1		2.0		1.0
Direct Consumer	3.5		3.1		2.7		2.0		1.0
Indirect Consumer	1.5		2.0		4.9		4.4		2.8
Total risk allocated allowance	3.0		4.2		3.7		2.3		1.5
Total allowance	3.1		4.8		4.4		2.8		1.7

N/M - Not Meaningful

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

(2)

Related nonperforming loans (“NPL”) amounts in risk allocated allowances include loans 90+ days past due and still accruing but classified as nonperforming. NPLs now exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.

(3)	The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.
(4)	Portfolio loans only include loan balances evaluated for risk allocated allowance.
*	Prior to March 31, 2008, Citizens’ methodology for calculating the allowance for loan loss combined the commercial and industrial and commercial real estate loan types. As such, Citizens does not have the appropriate level of detail to accurately segregate the risk allocated allowance for these loan types for December 31, 2007.

Total Allowance for Loan Losses. The decrease in the total allowance as of December 31, 2011 compared to December 31, 2010 was primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the continuing stability in both portfolio and economic trends as well as lower reserves identified for specific commercial loans. In addition, the remaining decline relates to the elimination of the $29.5 million of incremental risk allocated reserves, which were established at December 31. 2010 to incorporate the impact of Citizens initiatives to resolve problem assets as these initiatives were substantially completed in the first quarter of 2011.

The allowance as a percentage of nonperforming loans at December 31, 2011 increased from December 31, 2010 primarily as a result of loss reserves declining at a slower pace than the decline in nonperforming loans. While nonperforming loans have declined since 2010, other offsetting factors that affect the risk allocated allowance such as historical loss experience, the continued depressed values in the real estate market, and other credit metrics resulted in a higher proportionate allowance.

Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at December 31, 2011. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses.

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

The fair value of non-performing residential mortgage loans is based on the underlying collateral’s value obtained through appraisals or broker’s price opinions, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured residential loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.

The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from 2010, primarily as a result of the decline in loan portfolio balances identified and evaluated for specific reserves and the accelerated problem asset resolution initiatives.

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

The decrease in risk allocated allowance from 2010 was primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve. The risk allocated allowance did not decrease to the same extent as the portfolio balance. However, other factors that affect the risk allocated allowance, such as credit metrics, delinquencies, and the depressed real estate market, made it appropriate in management’s judgment to maintain a higher proportionate allowance.

Most of the decline in the risk allocated allowance from 2010 related to the decline in the size of the commercial portfolio. The majority of the decline relates to the improvement in credit quality as evidenced by significant improvements in credit quality of the remaining portfolio, declines in loans 30-89 days past due and the overall decline in outstanding commercial loans. The remainder of the decline in the risk allocated allowance relates to the elimination of the $29.5 million of incremental risk allocated reserves, which were established at December 31, 2010 to incorporate the impact of Citizens initiatives to resolve problem assets as these initiatives were substantially completed in the first quarter of 2011.

General Valuation Allowance. The general valuation allowance is based on existing regional and local economic factors, a macroeconomic adjustment factor used to calibrate for the current economic cycle and other judgmental factors. These factors could have a potentially negative impact on credit quality. Recognizing the inherent imprecision of any loan loss allocation model, management believes that the general valuation allowance at December 31, 2011 appropriately reflects probable inherent but undetected losses in the portfolio.

As discussed in “Critical Accounting Policies”, nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, less estimated cost to sell with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan becomes 180 days past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.

GOODWILL

Goodwill at December 31, 2011 was $318.2 million, unchanged from December 31, 2010. Management performed an annual impairment test as of October 1, 2011 using management’s most recent long-term financial projections and current risk-adjusted discount rates. No events (individually or in aggregate) have occurred since the annual goodwill impairment analysis that indicates a potential impairment of goodwill. Citizens will continue to perform evaluations on an interim basis if events or circumstances indicate that impairment may exist. There can be no assurance that such tests will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets. For further discussion of the evaluation of goodwill, see Note 6 to the Consolidated Financial Statements.

DEPOSITS

The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.

Average Deposits
	2011		2010		2009
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing demand deposits	$1,503,430	—%	$1,306,881	—%	$1,191,478	—%
Interest-bearing demand deposits	953,187	0.21	1,008,871	0.27	929,152	0.43
Savings deposits	2,636,422	0.35	2,561,596	0.62	2,521,100	0.78
Time deposits	2,489,703	1.85	3,405,281	2.35	3,867,946	3.31

Total deposits	$7,582,742	0.76	$8,282,629	1.19	$8,509,676	1.78

The increase in noninterest-bearing demand balances over 2010 was primarily the result of customers holding higher balances in transaction accounts due to changes in FDIC coverage thresholds and a lack of compelling alternative investments in the current low rate environment. Average time deposits declined due to a shift in funding mix from time deposits to savings accounts and a decrease in brokered balances. Savings deposit balances remained relatively unchanged, as the shift in funding mix was offset by a reduction in brokered balances. The decrease in the average cost of the deposit portfolio resulted from the lower interest rate environment, partially offset by competitive deposit pricing pressures.

As of December 31, 2011, certificates of deposit of $100,000 or more accounted for approximately 8.3% of total deposits. The maturities of these deposits are summarized below.

Maturity of Time Certificates of Deposit of
$100,000 or more at December 31, 2011
(in thousands)
Three months or less	$130,759
After three but within six months	84,740
After six but within twelve months	115,844
After twelve months	284,645

Total	$615,988

Citizens gathers deposits from its markets and has used brokered deposits from time to time when cost effective. Time deposits greater than $100,000 decreased by $521.3 million at December 31, 2011 over the prior year-end primarily as a result of a planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings consists of Federal funds purchased, securities sold under agreements to repurchase, other bank borrowings, and Treasury Tax and Loan borrowings. The decrease in short-term borrowings to $40.1 million at December 31, 2011 from $42.3 million at December 31, 2010 was primarily the result of a decrease in short-term repurchase agreements and a decrease in Treasury Tax and Loan borrowings. See Note 8 to the Consolidated Financial Statements for additional information on short-term borrowings.

Long-term debt consists of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $854.2 million at December 31, 2011, compared with $1.0 billion at December 31, 2010. FHLB debt decreased $179.0 million or 21.3% to $658.0 million at December 31, 2011, due to maturing advances not being replaced. Citizens restructured $254.0 million and $250.0 million in FHLB advances during 2011 and 2010, respectively. These restructures resulted in the locking in of lower term funding rates. The average interest rate on the 2011 restructured advances was reduced to 3.32% from 4.84% and the average remaining term was extended to 5.8 years from 3.3 years. The average interest rate on the 2010 restructured advances was reduced to 2.78% from 4.90% and the average remaining term was extended to 4.5 years from 1.0 years. As of December 31, 2011, other borrowed funds remained essentially unchanged from December 31, 2010. See Note 9 to the Consolidated Financial Statements for additional information.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position which supports current needs and provides a sound foundation to support further expansion. Regulatory capital ratios for Citizens have remained above the “well capitalized” standards. Capital ratios are presented below.

	Regulatory Minimum
	Adequately	Well	December 31,
	Capitalized	Capitalized	2011	2010	2009
Risk based:
Tier 1 capital	4.00%	6.00%	13.51%	12.11%	12.52%
Total capital	8.00	10.00	14.84	13.51	13.93

Tier 1 Leverage	4.00	5.00	8.45	7.71	9.21

Shareholders’ equity at December 31, 2011 totaled $1.0 billion, essentially unchanged from December 31, 2010. Book value per common share at December 31, 2011 and 2010 was $18.24 and $18.47, respectively.

During 2011, the Holding Company did not purchase any shares of common stock pursuant to its share repurchase program and is not likely to do so for the foreseeable future. Information regarding the Citizens’ share repurchase program and current limitations on share repurchases is set forth under Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2011. Refer to Notes to the Consolidated Financial Statements for further discussion of these contractual obligations.

Contractual Obligations
	Minimum Payments Due by Period
December 31, 2011 (in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Deposits without stated maturities(1)(2)	$5,209,883	$5,209,883	$—	$—	$—
Deposits with stated maturities(1)(2)	2,185,079	1,194,085	780,600	207,044	3,350
Fed funds purchased and securities sold under agreements to repurchase(1)	40,098	40,098	—	—	—
FHLB borrowings(1)(2)	653,043	1,007	125,000	290,000	237,036
Other borrowed debt(1)(2)	104,112	24	57	103,445	586
Subordinated debt(1)(2)	91,717	—	17,266	—	74,451
Purchase obligations	144,444	49,425	66,046	28,973	—
Operating leases and non-cancelable contracts	27,390	6,002	8,923	5,050	7,415

Total	$8,455,766	$6,500,524	$997,892	$634,512	$322,838

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

At December 31, 2011, Citizens’ liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $0.4 million. This liability represents an estimate of income taxes and other state taxes which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Citizens has obligations not included in the above table under its retirement plans as described in Note 11 to the Consolidated Financial Statements. At December 31, 2011, the under funded status of the cash balance pension plan for employees, the retirement health plan and the supplemental pension plans is recognized in the Consolidated Balance Sheet as an accrued liability. Citizens anticipates contributing $2.3 million in 2012 to the defined benefit pension plan as required under current funding regulations. Citizens anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2012. In addition, Citizens expects to pay $0.2 million in contributions to the postretirement healthcare benefit plan during 2012.

Off-Balance Sheet Arrangements

In the normal course of business, in order to meet the financing needs of customers and to manage exposure to interest rate risk, Citizens enters into various transactions, which, in accordance with U.S. generally accepted accounting principles, are not included in its Consolidated Balance Sheets. These transactions include commitments to extend credit, standby letters of credit, commercial letters of credit, forward commitments to sell mortgage loans, and interest rate swaps. These transactions involve, to varying degrees, elements of credit risk, market risk and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets, however, they do not represent unusual risks. Citizens minimizes its exposure to loss under these transactions by subjecting them to credit approval and monitoring procedures.

The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2011 and the notional amounts outstanding at December 31, 2010.

Off-Balance Sheet Financial Instruments
		Expected Expiration Dates by Period
	December 31,	Less than			More than	December 31,
(in thousands)	2011	1 year	1-3 years	4-5 years	5 years	2010
Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$932,435	$524,385	$135,819	$115,204	$157,027	$953,340
Standby letters of credit	128,972	66,451	28,537	26,399	7,585	171,655
Commercial letters of credit	—	—	—	—	—	—
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	385,000	—	25,000	150,000	210,000	330,000
Customer initiated swaps and corresponding offsets	527,361	112,945	194,179	86,656	133,581	765,507

Total	$1,973,768	$703,781	$383,535	$378,259	$508,193	$2,220,502

Commitments to extend credit are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Commitments to extend credit at December 31, 2011 decreased from December 31, 2010 primarily as a result of the current economic climate and reduced customer demand.

Standby letters of credit are written conditional commitments issued by Citizens to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Citizens would be required to fund the commitment. The maximum potential amount of future payments Citizens could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Citizens would be entitled to seek recovery from the customer. Standby letters of credit at December 31, 2011 decreased from December 31, 2010 primarily as a result of the current economic climate and reduced customer demand.

Commercial letters of credit are written conditional commitments issued by Citizens to guarantee the performance of a customer to a third party. These guarantees are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

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

Citizens has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). Citizens is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amounts outstanding, respectively. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently Citizens is not exposed to loss related to these VIEs. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

At December 31, 2011, the unpaid principal balance of mortgage loans serviced for others was $279.2 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $1.0 million at December 31, 2011.

Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2011, in its fiduciary or agency capacity, were $2.1 billion.

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

Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate Citizens’ ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit ratings were downgraded by Moody’s Investor Service, Standard & Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009 and 2010. During 2010, Standard & Poor’s and Dominion Bond Rating Service discontinued rating Citizens. In January of 2012, Fitch Ratings raised Citizens’ Long-term Issuer rating from CCC to B with a positive outlook. In February of 2012, Moody’s affirmed Citizens’ ratings and raised the rating outlook to stable. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding

Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Credit Ratings
	Moody’s	Fitch Ratings

Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (OS)	B (OP)
	2/8/2012	1/31/2012

Short-term/Commercial Paper	NP (OS)	B
	2/8/2012	1/31/2012

Trust Preferred	Caa2 (OS)	C
	2/8/2012	1/31/2012

Citizens Bank
Certificate of Deposit	Ba3 (OS)	B+
	2/8/2012	1/31/2012

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiary and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. As previously discussed, the Written Agreement requires prior regulatory approval for any dividend declared by Citizens Bank or the Holding Company. Since 2009, neither the Holding Company nor the Bank has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s current cash available for use totaled $55.9 million as of December 31, 2011. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs. No contributions were made in 2011. On June 30, 2011, Citizens Bank Wealth Management, N.A. (“CB Wealth Management”) was merged into the Bank, contributing $14.7 million in capital to the Bank.

The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company. The Written Agreement requires prior regulatory approval for the Bank to incur, increase, or guarantee any debt. The restrictions on borrowing have not had a negative effect on liquidity and borrowings.

Citizens maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and very stable funding base comprised of approximately 78% deposits, 9% long-term debt, 11% equity, and 2% short-term liabilities. Securities available for sale and money market investments can be sold for cash to provide additional liquidity, if necessary.

Citizens determined during the first quarter of 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock, in each case, as permitted by the underlying documentation. In addition, the Written Agreement prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.5 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of December 31, 2011, the amount of the arrearage (including interest on missed dividends) on the dividend payments of the TARP Preferred Stock is $33.5 million and the amount of the arrearage (including interest on missed interest payments) on the payments on the subordinated debt associated with the trust preferred securities is $9.8 million. The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears.

Citizens’ long-term debt to equity ratio improved to 83.8% as of December 31, 2011 compared with 102.1% as of December 31, 2010. Changes in deposit obligations and short-term and long-term debt during 2011 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

INTEREST RATE RISK

Interest rate risk refers to the risk of loss arising from changes in market interest rates. The risk of loss can be assessed by examining the potential for adverse changes in fair values, cash flows, and future earnings resulting from changes in market interest rates. Interest rate risk on Citizens’ balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity or repricing timing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow certain of Citizens’ customers and counterparties of the investment and wholesale funding portfolios the opportunity to benefit when market interest rates change, which typically results in higher costs or lower revenues for Citizens. Basis risk results when assets and liabilities reprice at the same time but based on different market rates or indices, which can change by different amounts, resulting in a narrowing of profit spread.

The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, interest rate sensitivity is monitored on an ongoing basis by its Asset Liability Committee, which oversees interest rate risk management and establishes risk measures, limits, and policy guidelines. A combination of complementary techniques is used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.

Static repricing gap analysis provides a measurement of reprice risk on the balance sheet as of a point in time. This measurement is accomplished through stratification of the rate sensitive assets and liabilities into repricing periods. The sums of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing and maturity periods based upon historical experience. Repricing periods for assets include the effects of expected prepayments on cash flows.

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $843.0 million or 8.9% of total assets as of December 31, 2011 compared with $1.1 billion or 11.2% of total assets at December 31, 2010. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with December 31, 2011 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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

Net interest income simulations were performed as of December 31, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.2% and 0.7%, respectively, from what it would be if rates were to remain at December 31, 2011 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at December 31, 2011, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates at December 31, 2010. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating. Although Citizens was not in compliance at December 31, 2011, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 17 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Citizens’ Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, and income taxes. Citizens believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

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

Citizens’ allowance for loan loss methodology is based on GAAP and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Citizens’ allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans, restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle, and other judgmental factors supported by qualitative documentation such as the inherent imprecision of loan loss projection models.

Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that Citizens will be unable to collect all amounts due according to the contractual terms of the loan. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDRs. The allowance allocated to nonperforming commercial loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. Appraisals or broker’s price opinions are obtained more frequently if changes in the property or market conditions warrant. Deterioration in individual asset values, underlying commercial loans, evidenced by refreshed appraisals, is reflected in the specific allocated allowance for commercial nonperforming loans. TDRs are evaluated for impairment under specific allocated reserve guidance.

Citizens’ risk allocated allowance, which is comprised of several loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Qualitative factors, both internal and external, considered by management include: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio (ix) the impact of rising interest rates on the portfolio and (x) the impact of loan modification programs. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon our analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Allowances for qualitative factors may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.

The general valuation allowance is based on management’s estimate of the effect of current general economic conditions on current loan pools and the inherent imprecision in loan loss projection models. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn, also affect the estimates of loss.

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

Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, we may be required to increase the allowance for loan losses through the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under the caption “Allowance for Loan Losses.”

Goodwill

Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less liabilities assumed. Citizens’ goodwill, which resides almost entirely in the Regional Banking reporting unit, is evaluated at least annually for impairment. Citizens performs this annual test on its major reporting units (which are equivalent to Citizens’ lines of business) as of October 1 of each year. Goodwill impairment analyses are performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts. Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revisions to forecasts, or a long-term negative outlook for the industry.

In Step 1 of the test, Citizens estimates the fair value of the reporting units using discounted cash flow models derived from internal earnings forecasts. The primary assumptions used by Citizens include ten-year earnings forecasts, terminal values based on estimated future growth rates, and discount rates based on capital asset pricing models. A Step 1 analysis is prepared for each reporting unit, including those without goodwill, in order to analyze the implied control premium, which measures the difference between the combined estimated fair value of Citizens’ reporting units calculated in Step 1 and total market value. If the carrying amount of a reporting unit exceeds its estimated fair value, Step 2 is required for those reporting units that have goodwill to measure the amount of impairment, if any.

In Step 2 of the test, if necessary, Citizens estimates the fair value of a reporting unit’s assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing, which includes estimating the fair value of other implied intangibles. Any excess of this hypothetical purchase price over the fair value of the reporting unit’s net assets (excluding goodwill) represents the implied fair value of the goodwill. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill, an impairment loss is charged to noninterest expense to reduce the carrying amount to the implied fair value. The write down cannot exceed the carrying amount and goodwill cannot be adjusted upward for any subsequent reversal of previously recognized goodwill write downs.

The recorded balance of goodwill has not changed for 2011 and 2010. The annual impairment test conducted as of October 1, 2011 indicated that the estimated fair values of the Regional Banking and Wealth Management reporting units exceeded their carrying values by 15% and 133%, respectively. Therefore, goodwill allocated to each reporting unit was considered not to be impaired and performance of Step 2 in goodwill impairment testing was unnecessary. In estimating the fair value of the reporting units in the annual test discount rates were approximately 13%. The discount rate was estimated based on a capital asset pricing model, which considered the risk-free rate (20-year Treasury Bonds), market-risk premium, equity risk premium, and a size premium. Simulations were performed to evaluate the impact of discount rate changes on the estimated fair value of the Regional Banking and Wealth Management reporting units. If the discount rate was to increase by 100 or 200 basis points, the estimated fair value for Regional Banking would be expected to decrease by 13% ($85.9 million) and 24% ($156.1 million), respectively. By increasing the discount rate by 200 basis points, the carrying amount of Regional Banking would exceed its fair value, which would require Step 2 of the goodwill impairment test to be performed on Regional Banking to measure the amount of impairment loss, if any. If the discount rate was to increase by 100 or 200 basis points, the estimated fair value of Wealth Management would be expected to decrease by 8% ($4.4 million) and 15% ($8.1 million), respectively. Simulations for 100 and 200 basis point decreases in the discount rate were not performed as the results would increase the estimated fair value of equity. Citizens performed a review of events or circumstances that would require an additional analysis as of December 31, 2011. Citizens determined that no events or circumstances existed which indicated the need for an additional impairment test.

Citizens’ management believes that the estimates and assumptions used in its goodwill impairment analyses are reasonable. Further deterioration in the outlook for credit quality, changes in the value of the loan or deposit portfolios, or increases in the discount rates could have a material impact on future goodwill impairment testing results. Due to the ongoing uncertainty regarding market conditions, which may negatively impact the performance of the Regional Banking line of business, Citizens will continue to monitor the goodwill impairment indicators and perform additional interim tests, if necessary. Since this evaluation process requires Citizens to make estimates and assumptions with regard to the fair value of its reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact Citizens’ results of operations and the business segments where the goodwill is recorded. For more information on goodwill, see Note 6 to the Consolidated Financial Statements.

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

A number of valuation techniques are used to determine the fair value of assets and liabilities in Citizens’ financial statements. These include quoted market prices for securities, interest rate swap valuations based upon the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measurement for investment securities is based upon quoted prices for similar assets, if available, or matrix pricing models. Matrix pricing is a mathematical technique widely used in the banking industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The securities in the investment portfolio are priced by independent providers. These providers utilize pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. In addition, model processes to assess interest rate impact and develop prepayment scenarios are used. The impact of unobservable inputs and proprietary models are not material to the determination of fair values of these securities. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens completes a comparison of the fair value estimates quarterly by validating the data received to data provided by a separate third party. In order to then evaluate reasonableness of the market data, Citizens also independently prices a sampling of securities using data from an independent source. Should Citizens find variances, the prices are then challenged and prices are adjusted accordingly. To date, there have been no significant findings or adjustments made by Citizens. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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

The assumed future earnings on cash balance pension plan accounts were reduced from 4.75% for 2010 to 4.50% for 2011, which reflects the current rate environment, and will cause a slight decrease in pension expense for future periods. The determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for high quality finance bonds rated A or better was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. Based on this methodology, the discount rate used for the pension obligation decreased to 4.50% at the end of 2011 from 5.00% and 5.75% at the end of 2010 and 2009, respectively, resulting in an increase to the associated liability for 2011. The discount rate used for the postretirement healthcare obligation as well as the supplemental pension benefit plans decreased to 4.00% at the end of 2011 from 4.50% and 5.25% at the end of 2010 and 2009, respectively, also resulting in an increase to the associated liabilities. Rates are set at the end of each year for use in determining the following year’s expense.

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

Income Taxes

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in Citizens’ financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. Citizens assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. For example, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets. As of December 31, 2011, Citizens held a $311.5 million valuation allowance. Despite the valuation allowance, these assets remain available to potentially offset future taxable income.

The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Citizens believes its tax assets and liabilities are properly recorded in the consolidated financial statements. For more information regarding income tax accounting, see Notes 1 and 13 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2011 and 2010 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Citizens Republic Bancorp, Inc.
	December 31,
(in thousands, except share amounts)	2011	2010
Assets
Cash and due from banks	$153,418	$127,585
Money market investments	313,632	409,079
Investment securities:
Securities available for sale, at fair value	1,312,733	2,049,528
Securities held to maturity, at amortized cost (fair value of $1,487,550 and $469,421, respectively)	1,444,054	474,832

Total investment securities	2,756,787	2,524,360
FHLB and Federal Reserve stock	117,943	143,873
Portfolio loans:
Commercial and industrial	1,543,529	1,474,227
Commercial real estate	1,544,361	2,120,735

Total commercial	3,087,890	3,594,962
Residential mortgage	637,245	756,245
Direct consumer	933,314	1,045,530
Indirect consumer	871,086	819,865

Total portfolio loans	5,529,535	6,216,602
Less: Allowance for loan losses	(172,726)	(296,031)

Net portfolio loans	5,356,809	5,920,571
Loans held for sale	10,402	40,347
Premises and equipment	97,970	104,714
Goodwill	318,150	318,150
Other intangible assets	7,428	10,454
Bank owned life insurance	220,280	217,757
Other assets	110,030	148,755

Total assets	$9,462,849	$9,965,645

Liabilities
Noninterest-bearing deposits	$1,614,311	$1,325,383
Interest-bearing demand deposits	951,590	947,953
Savings deposits	2,627,665	2,600,750

Core deposits	5,193,566	4,874,086
Time deposits	2,201,375	2,852,748

Total deposits	7,394,941	7,726,834
Federal funds purchased and securities sold under agreements to repurchase	40,098	41,699
Other short-term borrowings	—	620
Other liabilities	154,088	152,072
Long-term debt	854,185	1,032,689

Total liabilities	8,443,312	8,953,914
Shareholders’ Equity
Preferred stock - no par value:
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 12/31/11 and 12/31/10, redemption value of $300 million	285,114	278,300
Common stock - no par value:
Authorized - 105,000,000 shares at 12/31/11 and 12/31/10; Issued and outstanding - 40,049,198 at 12/31/11 and 39,635,306 at 12/31/10	1,434,803	1,431,829
Retained deficit	(694,560)	(678,242)
Accumulated other comprehensive (loss) income	(5,820)	(20,156)

Total shareholders’ equity	1,019,537	1,011,731

Total liabilities and shareholders’ equity	$9,462,849	$9,965,645

See notes to consolidated financial statements.

Consolidated Statements of Operations
Citizens Republic Bancorp, Inc.
(in thousands, except per share amounts)	2011	2010	2009
Interest Income
Interest and fees on loans	$312,746	$390,587	$449,067
Interest and dividends on investment securities:
Taxable	79,281	72,545	73,796
Tax-exempt	10,800	16,035	25,074
Dividends on FHLB and Federal Reserve stock	4,152	3,776	4,216
Money market investments	840	1,501	1,257

Total interest income	407,819	484,444	553,410

Interest Expense
Deposits	57,327	98,526	151,511
Short-term borrowings	79	80	193
Long-term debt	37,303	56,774	91,257

Total interest expense	94,709	155,380	242,961

Net Interest Income	313,110	329,064	310,449
Provision for loan losses	138,808	392,882	323,820

Net interest income (loss) after provision for loan losses	174,302	(63,818)	(13,371)

Noninterest Income
Service charges on deposit accounts	39,268	40,336	42,116
Trust fees	15,103	15,603	14,784
Mortgage and other loan income	9,620	10,486	12,393
Brokerage and investment fees	5,072	4,579	5,194
ATM network user fees	7,511	7,057	6,283
Bankcard fees	9,656	8,859	7,714
Net gains (losses) on loans held for sale	1,808	(20,617)	(20,086)
Net loss on debt extinguishment	—	—	(15,929)
Investment securities (losses) gains	(1,336)	13,896	5
Other income	8,555	14,460	10,659

Total noninterest income	95,257	94,659	63,133
Noninterest Expense
Salaries and employee benefits	123,514	126,384	135,389
Occupancy	26,059	26,963	26,723
Professional services	9,331	10,550	11,877
Equipment	12,136	12,482	11,714
Data processing services	16,131	18,734	17,692
Advertising and public relations	5,848	6,530	7,113
Postage and delivery	4,543	4,571	5,525
Other loan expenses	16,007	20,311	24,553
Losses on other real estate (ORE)	12,768	13,438	23,312
ORE expenses	4,322	4,970	4,389
Intangible asset amortization	3,027	3,923	7,036
Goodwill impairment	—	—	256,272
Other expense	49,464	58,231	53,544

Total noninterest expense	283,150	307,087	585,139

Loss from Continuing Operations before Income Taxes	(13,591)	(276,246)	(535,377)
Income tax (benefit) provision from continuing operations	(20,258)	12,858	(29,633)

Income (Loss) from Continuing Operations	6,667	(289,104)	(505,744)
Discontinued operations:
Loss from discontinued operations (net of income tax)	—	(3,821)	(8,469)

Net Income (Loss)	6,667	(292,925)	(514,213)
Dividend on redeemable preferred stock	(22,985)	(21,685)	(19,777)

Loss Attributable to Common Shareholders	$(16,318)	$(314,610)	$(533,990)

Loss Per Share from Continuing Operations
Basic	$(0.41)	$(7.89)	$(27.11)
Diluted	(0.41)	(7.89)	(27.11)
Loss Per Share from Discontinued Operations
Basic	$—	$(0.10)	$(0.44)
Diluted	—	(0.10)	(0.44)
Loss Per Common Share:
Basic	$(0.41)	$(7.99)	$(27.55)
Diluted	(0.41)	(7.99)	(27.55)
Average Common Shares Outstanding:
Basic	39,422	39,392	19,384
Diluted	39,422	39,392	19,384

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Citizens Republic Bancorp, Inc.
					Accumulated
				Retained	Other
	Preferred	Common Stock		Earnings	Comprehensive
(in thousands)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at January 1, 2009	$266,088	12,599	$1,214,469	$170,358	$(49,594)	$1,601,321
Comprehensive loss, net of tax:
Net loss				(514,213)		(514,213)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of ($24,572)					45,631
Reclassification adjustment for net gain on securities included in net income					(5)
Net unrealized loss on qualifying cash flow hedges net of tax effect of $3,478					(6,459)
Net change in unrecognized pension and post retirement costs net of tax effect of ($1,795)					3,334

Other comprehensive income total						42,501

Total comprehensive loss						(471,712)
Exchange of subordinated debt and trust preferred stock for common stock, net of costs of $6,368	—	26,822	213,569	—		213,569
Accretion of preferred stock discount	5,902	—	—	(5,902)		—
Dividend on redeemable preferred stock	—	—	—	(13,875)		(13,875)
Proceeds from restricted stock activity		24	—			—
Recognition of stock-based compensation			1,803			1,803
Shares purchased	—	(5)	(70)			(70)

Balance at December 31, 2009	$271,990	39,440	$1,429,771	$(363,632)	$(7,093)	$1,331,036

Comprehensive loss, net of tax:
Net loss				(292,925)		(292,925)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax effect of $1,715					5,585
Reclassification adjustment for net gain on securities included in net income					(13,896)
Net unrealized gain on securities transferred from available for sale to held to maturity net of tax effect of ($912)					1,693
Amortization of unrealized loss on securities transferred from available for sale to held to maturity net of tax effect of $6					(12)
Net unrealized loss on qualifying cash flow hedges					(5,721)
Net change in unrecognized pension and post retirement costs					(712)

Other comprehensive loss total						(13,063)

Total comprehensive loss						(305,988)
Accretion of preferred stock discount	6,310			(6,310)		—
Accrued dividend on redeemable preferred stock	—			(15,375)		(15,375)
Proceeds from restricted stock activity		198	—			—
Recognition of stock-based compensation			2,086			2,086
Shares purchased		(3)	(28)			(28)

Balance at December 31, 2010	$278,300	39,635	$1,431,829	$(678,242)	$(20,156)	$1,011,731

Comprehensive loss, net of tax:
Net income				6,667		6,667
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale net of tax effect of ($5,520)					10,349
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($6,479)					12,032
Amortization of unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of $1,365					(2,535)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $2,603					(4,834)
Net change in unrecognized pension and post retirement costs, net of tax effect of $364					(676)

Other comprehensive income total						14,336

Total comprehensive income						21,003
Accretion of preferred stock discount	6,814			(6,814)		—
Accrued dividend on redeemable preferred stock				(16,171)		(16,171)
Proceeds from restricted stock activity		420	—			—
Recognition of stock-based compensation			3,008			3,008
Shares purchased		(6)	(34)			(34)

Balance at December 31, 2011	$285,114	40,049	$1,434,803	$(694,560)	$(5,820)	$1,019,537

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Citizens Republic Bancorp, Inc
	Year Ended December 31,
(in thousands)	2011	2010	2009
Operating Activities:
Net income (loss)	$6,667	$(292,925)	$(514,213)
Less: Loss from discontinued operations, net of income tax	—	(3,821)	(8,469)

Income (loss) from continuing operations	6,667	(289,104)	(505,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	138,808	392,882	323,820
Goodwill impairment	—	—	256,272
Net increase in deferred tax asset valuation allowance	18,570	52,597	79,788
Net increase in current and deferred income taxes	(37,876)	(24,357)	(94,616)
Depreciation and amortization	11,418	12,215	12,026
Amortization of intangibles	3,027	3,923	7,036
Amortization and fair value adjustments of purchase accounting mark to market, net	(4,759)	(8,030)	(10,270)
Fair value adjustment on loans held for sale and other real estate	8,790	14,939	26,307
Net amortization on investment securities	22,739	8,376	403
Investment securities losses (gains)	1,336	(13,896)	(5)
Net loss on debt extinguishment	—	—	15,929
Loans originated for sale	(157,001)	(193,313)	(292,575)
Proceeds from loans held for sale	171,032	192,122	302,892
Net gains from loan sales	(5,648)	(4,318)	(7,066)
Net loss on other real estate	3,920	1,399	2,653
Recognition of stock-based compensation expense	3,008	2,086	1,803
Other	(4,672)	33,205	(5,031)
Discontinued operations, net	—	10,706	2,383

Net cash provided by operating activities	179,359	191,432	116,005
Investing Activities:
Net decrease (increase) in money market investments	95,447	277,206	(480,682)
Securities available for sale:
Proceeds from sales	16,781	417,582	1,945
Proceeds from maturities and payments	513,896	873,768	619,680
Purchases	(687,658)	(1,469,007)	(537,561)
Securities held to maturity:
Proceeds from maturities and payments	112,866	4,847	1,508
Purchases	(152,078)	(183,802)	—
Net decrease in loans and leases	426,283	1,125,985	879,692
Proceeds from sales of other real estate	35,751	53,542	43,347
Net increase in properties and equipment	(4,674)	(6,381)	(6,830)
Proceeds from sale of discontinued operations, net	—	35,369	—
Discontinued operations, net	—	312,402	11,330

Net cash provided by investing activities	356,614	1,441,511	532,429
Financing Activities:
Net increase in demand and savings deposits	319,480	70,379	540,414
Net decrease in time deposits	(651,373)	(844,891)	(671,306)
Net (decrease) increase in short-term borrowings	(2,221)	2,519	(24,691)
Principal reductions in long-term debt	(175,992)	(476,134)	(475,191)
Cash dividends paid on preferred stock	—	—	(13,875)
Shares purchased	(34)	(28)	(70)
Discontinued operations, net	—	(420,340)	(12,273)

Net cash used by financing activities	(510,140)	(1,668,495)	(656,992)

Net increase (decrease) in cash and due from banks	25,833	(35,552)	(8,558)
Cash and due from banks at beginning of period, continuing operations	127,585	156,093	163,499
Cash and due from banks at beginning of period, discontinued operations	—	7,044	8,196

Cash and due from banks at beginning of period	127,585	163,137	171,695

Cash and due from banks at end of period, continuing operations	153,418	127,585	156,093
Cash and due from banks at end of period, discontinued operations	—	—	7,044

	$153,418	$127,585	$163,137

Supplemental Cash Flow Information:
Interest paid	$93,369	$154,288	$252,793
Income tax refunds, net	(969)	(16,214)	(14,426)

Supplemental Disclosures of noncash items:
Securities transferred to held to maturity from available for sale	943,092	181,768	—
Properties transferred to other real estate owned	1,347	—	1,527
Loans transferred to other real estate owned	14,843	38,056	53,320
Loans transferred to held for sale	90,593	112,070	35,221
Held for sale loans transferred to other real estate	1,780	17,063	13,167
Accretion of preferred stock discount	6,814	6,310	5,902
Accrued dividend on redeemable preferred stock	16,171	15,375	—
Exchange of long-term debt for common stock	—	—	209,067
Exchange of subordinated debt and preferred stock for common stock	—	—	(219,937)

See notes to consolidated financial statements.

Citizens Republic Bancorp, Inc.

Notes To Consolidated Financial Statements

Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiary, Citizens Bank. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens was incorporated in the State of Michigan in 1980, is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiary Citizens Bank. These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, wealth management services, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect. No material portion of Citizens’ business is seasonal.

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies for Citizens conform to U.S. generally accepted accounting principles (“GAAP”). The following describes Citizens’ policies:

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Citizens and its wholly owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

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

Citizens also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity to determine if it is a Variable Interest Entity (“VIE”). A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. VIE treatment is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

Citizens has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. Citizens is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively, as of December 31, 2011. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently Citizens is not exposed to loss related to these VIEs.

On June 14, 2011, Citizens announced a 1-for-10 reverse stock split of Citizens common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011. All share and per share amounts herein reflect the 1-for-10 reverse stock split. Refer to Note 14 for additional disclosures.

On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank – Iowa (“F&M”). On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. Citizens has no continuing cash flow from F&M. As of the transaction sale date, the assets and liabilities of F&M were removed from Citizens consolidated balance sheet. The financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation.

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

Investment Securities

At the time of purchase, securities are classified as held to maturity or available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using the effective yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion is included in interest income from the related security. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. An investment is considered impaired if its fair value is less than its amortized cost. Impairment is considered temporary if there is no intent or requirement to sell the impaired security. When determining whether an impairment is other than temporary to debt securities, management asserts: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in investment securities gains (losses) in the consolidated statements of operations.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in these items. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond Citizens’ control, including the performance of its loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Citizens’ allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans or restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances based on Citizens’ historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks determined by the judgment of management; and (iii) general valuation allowances determined based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the bank is experiencing, and other judgmental factors supported by qualitative and quantitative documentation such as the inherent imprecision of the loan loss projection models.

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

In 2010 and 2011, Citizens adopted new guidance which requires disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. The adoption did not have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption did have a significant impact on Citizens’ credit disclosures. Refer to Note 4 for additional disclosures.

In the third quarter of 2011, Citizens adopted new guidance that clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of these disclosures did not have a material impact on Citizens’ financial condition, results of operations or liquidity. Refer to Note 4 for additional disclosures.

Loans Held for Sale

Loans that Citizens has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, which are also subject to management adjustments based on current market conditions and recent sales activity. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.

Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans. The fair value of nonperforming residential mortgage loan is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions, or appraisals. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred. Citizens sells substantially all of its mortgage originations to PHH Mortgage Corporation (“PHH”) at a contractual price, generally within 10 days after closing.

Premises and Equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis and are charged to expense over the lesser of the estimated useful life of the assets or lease term. Useful lives range from three to twenty years for furniture, fixtures, and equipment and seven to forty years for buildings and improvements. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are charged to income as incurred.

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

Other Real Estate Owned

Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. Commercial properties and former branch locations are carried at fair value at the time of acquisition based on the fair value of the underlying real property, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions. Residential real estate is recorded at the fair value of the underlying real property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to noninterest expense as incurred.

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

During the first quarter of 2011, new guidance was issued that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of ASU 2010-28 did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

Fair value measurements for assets and liabilities where there are limited or no observable market data are based primarily upon estimates which require significant judgment, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and considers additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Citizens discloses in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. Refer to Note 10 for additional disclosures.

In 2010, Citizens adopted new guidance that requires new disclosures and clarifies existing disclosure requirements about fair value measurement. The adoption had no significant impact on Citizens’ fair value disclosures. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.

In the first quarter of 2011, Citizens adopted new guidance which includes new disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. The adoption of these disclosures did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

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

In 2010, Citizens adopted new guidance that clarifies the type of embedded credit derivative(s) that are exempt from embedded derivative bifurcation requirements. The adoption had no impact on Citizens’ financial condition, results of operations or liquidity. For more information on derivative financial instruments and hedge accounting, see Note 17 to the Consolidated Financial Statements.

Income Taxes

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable receivable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. Currently, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

Citizens utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if the result of Step 1 is that the position is more likely than not to be sustained. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement.

Citizens files a consolidated federal income tax return and various Holding Company and subsidiary state income tax returns. When income and expenses are recognized in different periods for tax purposes, applicable deferred taxes are provided in the Consolidated Financial Statements. Citizens recognizes interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts.

Stock-Based Compensation

The compensation cost for share-based awards is recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight-line basis over the requisite service period of the awards. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. Forfeited and expired options and forfeited shares of restricted stock become available for future grants. Refer to Note 12 for additional disclosures.

Net Income per Common Share

Basic net income or loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted net income per common share shows the dilutive effect of additional common shares issuable upon the assumed exercise of stock options granted under Citizens’ stock option plans, using the treasury stock method, and restricted stock awards granted but not yet vested. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation. There was no impact on net income and shareholders’ equity as a result of these reclassifications.

Accounting Standard Update (“ASU”)

Statements of Financial Accounting Standards (“SFAS”)

Pending Accounting Pronouncements

FASB ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

The amendments in this ASU defer the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. The amendments are effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

FASB ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”

The amendments in this ASU allow existing GAAP guidance for balance sheet offsetting, including industry-specific guidance. However, new disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (“IFRS”) related to the offsetting of financial instruments. ASU 2011-11 is effective for Citizens in the first quarter of 2013, and should be applied retrospectively for all prior periods presented. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

The amendments in this ASU are intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350. Entities will not be required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances; however, they may bypass the qualitative assessment during any reporting period. The amendment also provides examples of events and circumstances that entities should consider. ASU 2011-08 is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

FASB ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”

The amendments in this ASU will result in more converged guidance on how comprehensive income is presented under GAAP and IFRS, although some differences remain. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: They can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. ASU 2011-05 will be applied retrospectively and is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption will have an impact on Citizens’ presentation of comprehensive income.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

The ASU amends the fair value measurement and disclosure guidance in Topic 820 to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how Citizens applies the fair value principles. ASU 2011-04 will be applied prospectively and is effective for Citizens in the first quarter of 2012. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption may have an impact on Citizens’ fair value disclosures.

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

Note 2.	Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow:

	December 31, 2011				December 31, 2010
	Amortized	Estimated Fair	Gross Unrealized		Amortized	Estimated Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses

Securities available for sale:
Federal agencies	$—	$—	$—	$—	$5,510	$5,557	$47	$—
Collateralized mortgage obligations	364,262	365,302	6,811	5,771	596,308	599,264	8,181	5,225
Mortgage-backed	784,476	823,852	39,408	32	1,232,571	1,259,131	30,661	4,101
State and municipal	116,411	123,308	7,019	122	181,719	183,584	3,188	1,323
Other	280	271	24	33	1,985	1,992	45	38

Total available for sale	$1,265,429	$1,312,733	$53,262	$5,958	$2,018,093	$2,049,528	$42,122	$10,687

Securities held to maturity:
Collateralized mortgage obligations(1)	$350,160	$356,031	$5,871	$—	$—	$—	$—	$—
Mortgage-backed(1)	988,930	1,018,765	29,883	48	363,427	356,652	—	6,775
State and municipal	104,964	112,754	7,836	46	111,405	112,769	2,269	905

Total held to maturity	$1,444,054	$1,487,550	$43,590	$94	$474,832	$469,421	$2,269	$7,680

FHLB and Federal Reserve stock	$117,943	$117,943	$—	$—	$143,873	$143,873	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $665.8 million at December 31, 2011, and $825.1 million at December 31, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2011 or 2010.

In June 2011 and December 2010, Citizens transferred certain mortgage-backed securities from the available for sale to the held to maturity category in accordance with Topic 320 “Investments-Debt and Equity Securities.” Management determined that it had both the ability to hold these investments to maturity and the positive intent to do so. The securities transferred in June 2011 had a total amortized cost of $924.6 million and a fair value of $943.1 million. The securities transferred in December 2010 had a total amortized cost of $179.2 million and a fair value of $181.8 million. The unrealized gain of $18.5 million in June 2011 and $2.6 million in December 2010 will be amortized over the remaining life of the securities as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.

The amortized cost and estimated fair value of debt securities by maturity at December 31, 2011 are shown below.

	December 31, 2011
(in thousands)	Amortized Cost	Estimated Fair Value
Securities available for sale:
State and municipal
Contractual maturity within one year	$5,411	$5,537
After one year through five years	17,826	18,413
After five years through ten years	64,245	68,273
After ten years	28,929	31,085

Subtotal	116,411	123,308
Collateralized mortgage obligations and mortgage-backed	1,148,738	1,189,154
Other	280	271

Total available for sale	$1,265,429	$1,312,733

Securities held to maturity:
State and municipal
Contractual maturity within one year	$675	$677
After one year through five years	4,061	4,293
After five years through ten years	63,176	67,503
After ten years	37,052	40,281

Subtotal	104,964	112,754
Collateralized mortgage obligations and mortgage-backed	1,339,090	1,374,796

Total held to maturity	$1,444,054	$1,487,550

A total of 45 securities had unrealized losses at December 31, 2011 compared with 229 securities at December 31, 2010. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$56,326	$2,858	$20,097	$2,913	$76,423	$5,771
Mortgage-backed	26,016	31	122	1	26,138	32
State and municipal	1,191	27	1,062	95	2,253	122
Other	—	—	234	33	234	33

Total available for sale	$83,533	$2,916	$21,515	$3,042	$105,048	$5,958

Securities held to maturity:
Mortgage-backed	$9,093	$48	$—	$—	$9,093	$48
State and municipal	—	—	950	46	950	46

Total held to maturity	$9,093	$48	$950	$46	$10,043	$94

	Less than 12 Months		More than 12 Months		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$151,618	$2,417	$25,726	$2,808	$177,344	$5,225
Mortgage-backed	293,745	4,098	135	3	293,880	4,101
State and municipal	41,580	1,138	3,289	185	44,869	1,323
Other	—	—	102	38	102	38

Total available for sale	$486,943	$7,653	$29,252	$3,034	$516,195	$10,687

Securities held to maturity:
Mortgage-backed	$356,652	$6,775	$—	$—	$356,652	$6,775
State and municipal	32,082	905	—	—	32,082	905

Total held to maturity	$388,734	$7,680	$—	$—	$388,734	$7,680

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of December 31, 2011, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statement of Operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2011, the whole loan CMOs had a market value of $76.4 million with gross unrealized losses of $5.8 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2011 credit review demonstrated continued strength and no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at December 31, 2011.

For the year ending December 31, 2011, as part of its capital strategy Citizens sold $18.1 million of available for sale securities and recorded a net loss of $1.3 million. Citizens sold available for sale securities with proceeds of $403.7 million and recorded a gain of $13.9 million in 2010.

Note 3.	Loans and Loans Held for Sale

Citizens has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Citizens seeks to control its credit risk by using established guidelines to review its aggregate outstanding commitments and loans to particular borrowers, industries, and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments. Citizens does not have a concentration in any single industry that exceeds 10% of total loans.

The quality of Citizens loan portfolios is assessed as a function of net loan losses, levels of nonperforming loans and delinquencies, and credit quality ratings. These credit quality ratings are an important part of the overall credit risk management process and evaluation of the allowance for loan losses (see Note 4 - Allowance for Loan Losses).

Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when the collection of principal or interest is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Cash collected on nonaccrual loans is generally applied to outstanding principal. Loans are normally restored to accrual status if and when interest and principal payments are current and it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, nonperforming loans held for sale, and other repossessed assets acquired.

A summary of nonperforming assets by class of loans follows:

	December 31,
(in thousands)	2011	2010

Land hold	$—	$3,250
Land development	213	3,070
Construction	150	7,472
Income producing	21,171	62,021
Owner-occupied	23,798	42,826

Total commercial real estate	45,332	118,639
Commercial and industrial	10,633	47,508
Small business	6,313	10,244

Total nonaccruing commercial	62,278	176,391

Residential mortgage	11,312	22,076
Direct consumer	12,115	12,562
Indirect consumer	953	1,279

Total nonaccruing consumer	24,380	35,917

Total nonaccruing loans	86,658	212,308
Loans 90+ days still accruing	770	1,573

Total nonperforming portfolio loans	87,428	213,881
Nonperforming loans held for sale	2,372	24,073
Other repossessed assets acquired	12,422	42,216

Total nonperforming assets	$102,222	$280,170

Restructured loans still accruing	$32,347	$6,392

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

			December 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$21	$—	$—	$21	$6,521	$6,542
Land development	—	—	213	213	12,891	13,104
Construction	—	—	150	150	5,697	5,847
Income producing	2,508	—	21,171	23,679	890,076	913,755
Owner-occupied	2,345	—	23,798	26,143	578,970	605,113

Total commercial real estate	4,874	—	45,332	50,206	1,494,155	1,544,361
Commercial and industrial	212	766	10,633	11,611	1,235,180	1,246,791
Small business(1)	2,242	—	6,313	8,555	288,183	296,738

Total commercial	7,328	766	62,278	70,372	3,017,518	3,087,890

Residential mortgage	9,544	—	11,312	20,856	616,389	637,245
Direct consumer	17,810	4	12,115	29,929	903,385	933,314
Indirect consumer	13,067	—	953	14,020	857,066	871,086

Total consumer	40,421	4	24,380	64,805	2,376,840	2,441,645

Total financing receivables	$47,749	$770	$86,658	$135,177	$5,394,358	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

			December 31, 2010
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$2,233	$—	$3,250	$5,483	$22,776	$28,259
Land development	216	—	3,070	3,286	31,514	34,800
Construction	464	—	7,472	7,936	95,751	103,687
Income producing	20,643	—	62,021	82,664	1,088,318	1,170,982
Owner-occupied	14,705	—	42,826	57,531	725,476	783,007

Total commercial real estate	38,261	—	118,639	156,900	1,963,835	2,120,735
Commercial and industrial	5,801	1,565	47,508	54,874	1,085,653	1,140,527
Small business(1)	3,257	—	10,244	13,501	320,199	333,700

Total commercial	47,319	1,565	176,391	225,275	3,369,687	3,594,962

Residential mortgage	15,389	—	22,076	37,465	718,780	756,245
Direct consumer	22,379	8	12,562	34,949	1,010,581	1,045,530
Indirect consumer	13,287	—	1,279	14,566	805,299	819,865

Total consumer	51,055	8	35,917	86,980	2,534,660	2,621,640

Total financing receivables	$98,374	$1,573	$212,308	$312,255	$5,904,347	$6,216,602

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

Credit Quality Indicators. Citizens categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Citizens analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million and non-homogeneous loans, such as commercial and industrial and commercial real estate loans. Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with Citizens’ credit policy. Citizens uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “pass” rated loans. Commercial loans by risk category of class areas follows.

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,427	$803	$3,312	$—	$6,542
Land development	12,087	252	765	—	13,104
Construction	4,039	1,508	300	—	5,847
Income producing	633,855	164,756	112,458	2,686	913,755
Owner-occupied	475,604	66,576	61,429	1,504	605,113

Total commercial real estate	1,128,012	233,895	178,264	4,190	1,544,361
Commercial and industrial	1,059,316	113,126	74,307	42	1,246,791
Small business(1)	251,790	21,803	22,925	220	296,738

Total commercial	$2,439,118	$368,824	$275,496	$4,452	$3,087,890

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$3,611	$10,126	$12,803	$1,719	$28,259
Land development	13,057	693	20,209	841	34,800
Construction	62,981	18,809	20,253	1,644	103,687
Income producing	664,151	198,323	296,771	11,737	1,170,982
Owner-occupied	550,074	81,133	143,928	7,872	783,007

Total commercial real estate	1,293,874	309,084	493,964	23,813	2,120,735
Commercial and industrial	799,823	140,099	191,144	9,461	1,140,527
Small business(1)	280,697	23,483	28,994	526	333,700

Total commercial	$2,374,394	$472,666	$714,102	$33,800	$3,594,962

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

For residential and consumer loans, Citizens evaluates credit quality based on the aging status of the loan and by payment activity. Performing loans are considered to have a lower risk of loss and are on accruing status. Nonperforming loans are comprised of nonaccrual loans and loans past due over 90 days and still accruing interest. The following table presents the recorded investment in residential and consumer loans based on payment activity.

	December 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$625,933	$921,195	$870,133	$2,417,261
Nonperforming	11,312	12,119	953	24,384

Total	$637,245	$933,314	$871,086	$2,441,645

	December 31, 2010
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$734,169	$1,032,959	$818,586	$2,585,714
Nonperforming	22,076	12,571	1,279	35,926

Total	$756,245	$1,045,530	$819,865	$2,621,640

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Loans held for sale were $10.4 million at December 31, 2011, as compared to $40.3 million at December 31, 2010. During 2011, $90.6 million in portfolio loans were transferred to held for sale. At December 31, 2011 $88.9 million had been subsequently sold and $1.7 million remained in held for sale.

Note 4.	Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a risk-allocated allowance for the remainder of the portfolio and a general valuation allowance estimate.

The activity within the allowance for loan losses is presented below.

(in thousands)	Allowance for Loan Losses at December 31, 2010	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at December 31, 2011
Commercial and industrial	$26,619	$20,179	$(36,211)	$3,457	$(32,754)	$14,044
Small business	16,334	4,587	(9,462)	771	(8,691)	12,230
Commercial real estate	156,623	67,398	(162,533)	2,511	(160,022)	63,999

Total commercial	199,576	92,164	(208,206)	6,739	(201,467)	90,273
Residential mortgage	47,623	16,200	(27,796)	433	(27,363)	36,460
Direct consumer	32,255	24,508	(26,932)	3,189	(23,743)	33,020
Indirect consumer	16,577	5,936	(11,771)	2,231	(9,540)	12,973

Total	$296,031	$138,808	$(274,705)	$12,592	$(262,113)	$172,726

A summary of the allowance for loan losses, segregated by portfolio segment follows:

	December 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$42	$13,302	$700	$14,044
Small business	—	11,730	500	12,230
Commercial real estate	4,110	58,589	1,300	63,999

Total commercial	4,152	83,621	2,500	90,273
Residential mortgage	2,837	33,623	—	36,460
Direct consumer	70	32,950	—	33,020
Indirect consumer	—	12,973	—	12,973

Total allowance for loan losses	$7,059	$163,167	$2,500	$172,726

	December 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Unearned (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$8,842	$1,245,902	$(7,953)	$1,246,791
Small business (1)	557	295,972	209	296,738
Commercial real estate	55,369	1,490,850	(1,858)	1,544,361

Total commercial	64,768	3,032,724	(9,602)	3,087,890
Residential mortgage	15,140	623,779	(1,674)	637,245
Direct consumer	4,607	928,930	(223)	933,314
Indirect consumer	478	850,868	19,740	871,086

Total portfolio loans	$84,993	$5,436,301	$8,241	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2010
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$9,298	$17,321	$—	$26,619
Small business	173	16,161	—	16,334
Commercial real estate	23,519	128,604	4,500	156,623

Total commercial	32,990	162,086	4,500	199,576
Residential mortgage	1,110	46,513	—	47,623
Direct consumer	130	32,125	—	32,255
Indirect consumer	—	16,577	—	16,577

Total allowance for loan losses	$34,230	$257,301	$4,500	$296,031

	December 31, 2010
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Unearned (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$42,251	$1,085,404	$12,872	$1,140,527
Small business (1)	1,768	331,752	180	333,700
Commercial real estate	100,889	2,021,840	(1,994)	2,120,735

Total commercial	144,908	3,438,996	11,058	3,594,962
Residential mortgage	7,588	747,139	1,518	756,245
Direct consumer	3,093	1,045,368	(2,931)	1,045,530
Indirect consumer	470	802,424	16,971	819,865

Total portfolio loans	$156,059	$6,033,927	$26,616	$6,216,602

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Citizens recognized $2.7 million and $5.1 million of interest income on nonperforming loans for years ended December 31, 2011 and December 31, 2010, respectively. Had nonaccrual loans performed in accordance with their original contract terms, Citizens would have recognized additional interest income of approximately $6.9 million and $9.0 million for the years ended December 31, 2011 and December 31, 2010, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at December 31, 2011.

A summary of information regarding loans individually reviewed for impairment, segregated by class are set forth in the following table.

	December 31, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$45
Land development	—	—	—	—	—	85
Construction	—	—	—	—	—	224
Income producing	23,394	9,163	8,838	18,001	2,686	19,517
Owner-occupied	22,338	13,276	3,694	16,970	1,424	17,069

Total commercial real estate	45,732	22,439	12,532	34,971	4,110	36,940
Commercial and industrial	17,197	8,196	646	8,842	42	12,499
Small business	131	66	—	66	—	219

Total commercial	63,060	30,701	13,178	43,879	4,152	49,658

Residential mortgage	6,610	587	6,023	6,610	1,346	10,038
Direct consumer	1,168	647	500	1,147	55	1,519
Indirect consumer	478	478	—	478	—	474

Total consumer	8,256	1,712	6,523	8,235	1,401	12,031

Total nonaccrual loans (impaired)	71,316	32,413	19,701	52,114	5,553	61,689

Accrual loans (impaired)
Income producing	7,476	7,476	—	7,476	—	7,524
Owner-occupied	12,922	12,922	—	12,922	—	3,960

Total commercial real estate	20,398	20,398	—	20,398	—	11,484
Small business	491	491	—	491	—	500

Total commercial	20,889	20,889	—	20,889	—	11,984

Residential mortgage	8,530	2,088	6,442	8,530	1,491	4,520
Direct consumer	3,460	3,360	100	3,460	15	2,569

Total consumer	11,990	5,448	6,542	11,990	1,506	7,089

Total accrual loans (impaired)	32,879	26,337	6,542	32,879	1,506	19,073

Total impaired loans	$104,195	$58,750	$26,243	$84,993	$7,059	$80,762

	December 31, 2010
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Year To Date
Nonaccrual loans (impaired)
Land hold	$2,007	$—	$2,007	$2,007	$1,719	$2,882
Land development	5,954	1,224	1,458	2,682	842	16,526
Construction	9,151	—	6,769	6,769	1,413	22,752
Income producing	76,310	21,315	33,145	54,460	11,759	112,214
Owner-occupied	39,018	13,153	19,337	32,490	7,786	50,976

Total commercial real estate	132,440	35,692	62,716	98,408	23,519	205,350
Commercial and industrial	51,300	9,357	32,894	42,251	9,298	45,521
Small business	1,787	959	809	1,768	173	844

Total commercial	185,527	46,008	96,419	142,427	32,990	251,715

Residential mortgage	5,729	533	5,196	5,729	1,079	5,263
Direct consumer	1,609	482	1,074	1,556	115	1,229
Indirect consumer	470	470	—	470	—	119

Total consumer	7,808	1,485	6,270	7,755	1,194	6,611

Total nonaccrual loans (impaired)	193,335	47,493	102,689	150,182	34,184	258,326

Accrual loans (impaired)
Owner-occupied	2,481	2,481	—	2,481	—	625

Total commercial real estate	2,481	2,481	—	2,481	—	625

Total commercial	2,481	2,481	—	2,481	—	625

Residential mortgage	1,859	1,697	162	1,859	31	591
Direct consumer	1,537	1,436	101	1,537	15	387

Total consumer	3,396	3,133	263	3,396	46	978

Total accrual loans (impaired)	5,877	5,614	263	5,877	46	1,603

Total impaired loans	$199,212	$53,107	$102,952	$156,059	$34,230	$259,929

Troubled Debt Restructurings. A modified loan is considered a Troubled Debt Restructuring (“TDRs”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made that would not otherwise be considered for a borrower with similar credit characteristics. While commercial loan modifications vary depending on circumstances, the most common types of modifications for residential and consumer loans include below market rate reductions and/or maturity extensions, and generally do not include forgiveness of principal balances. Modified terms are dependent upon the financial position and needs of the individual borrower. Citizens does not employ modification programs for temporary or trial periods, all modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the special loans group for resolution, which may result in foreclosure.

Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. At December 31, 2011 the majority of Citizens’ TDRs are on accrual status and are reported as impaired. Impaired and TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

The recorded investment balance of TDRs approximated $47.7 million at December 31, 2011. TDRs of $32.3 million were on accrual status and $15.4 million of TDRs were on nonaccrual status at December 31, 2011. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows for loans in this status. At December 31, 2011, the allowance for loan losses included specific reserves of $2.9 million related to TDRs, which included $2.8 million related to mortgage TDRs and $0.1 million related to direct consumer TDRs. For the year ended December 31, 2011, Citizens charged off $6.1 million for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified as TDRs in 2011.

	December 31, 2011
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate

Commercial and industrial	2	$1,807	$1,807	6.5%
Commercial real estate	4	28,632	21,183	6.6

Total commercial	6	30,439	22,990	6.6
Residential mortgage	35	9,060	9,060	2.7
Direct consumer	8	1,708	1,714	6.3

Total portfolio loans	49	$41,207	$33,764	5.5

The following table provides information on how loans were modified as a TDR in 2011.

December 31, 2011
(in thousands)	Recorded Investment
Extended maturity	$15,211
Interest rate adjustments	7,489
Combination of rate and maturity	11,064

Total	$33,764

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. During the twelve months ended December 31, 2011 there were two TDR loans of approximately $0.4 million in payment default.

Note 5.	Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(in thousands)	2011	2010
Land	$26,443	$27,063
Buildings	154,668	154,765
Leasehold improvements	13,970	13,764
Furniture and equipment	71,733	131,566

	266,814	327,158
Accumulated depreciation and amortization	(168,844)	(222,444)

Total	$97,970	$104,714

The reduction in the carrying value of furniture and equipment and accumulated depreciation was the result of several initiatives to update our computers and copiers. These programs were completed during 2011, resulting in the disposition of obsolete assets.

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $6.0 million in both 2011 and 2010, and $6.2 million in 2009. Future minimum rental commitments under non-cancelable operating leases are as follows at December 31, 2011:

(in thousands)	Rental Commitments

2012	$6,002
2013	5,205
2014	3,717
2015	2,891
2016	2,159
Thereafter	7,416

Total	$27,390

Note 6.	Goodwill and Core Deposit Intangible Assets

A summary of goodwill allocated to the lines of business follows:

	December 31,
(in thousands)	2011	2010

Regional Banking	$316,349	$316,349
Wealth Management	1,801	1,801

Total	$318,150	$318,150

The recorded balance of goodwill has not changed during 2011 and 2010. As of October 1, 2011, the annual impairment test described in Note 1 was performed using management’s most recent long-term financial projections and current risk-adjusted discount rates. The Step 1 analysis indicated that the fair values of the Regional Banking and Wealth Management reporting units exceeded their carrying values. Thus, goodwill allocated to each reporting unit is considered not to be impaired and performance of Step 2 in goodwill impairment testing was unnecessary. Furthermore, no goodwill impairment exists on the consolidated level as the allocated goodwill resides only in these two reporting units. Based on the testing performed as of October 1, 2011, the fair value of the Regional Banking reporting unit exceeded its carrying value by 15%. The fair value of the Wealth Management reporting unit exceeded its carrying value by 133%. No events (individually or in aggregate) have occurred since the annual goodwill impairment analysis that indicates a potential impairment of goodwill. As the key inputs and drivers remained consistent with those used as of the annual impairment testing date, Citizens concluded that no impairment was indicated.

As a result of announcing the sale of F&M on January 29, 2010, Citizens performed an interim goodwill analysis during the first quarter of 2010 and concluded that there was no impairment. Goodwill was allocated to F&M based on the relative value of F&M’s regional banking equity compared with the total fair value of equity for the Regional Banking reporting unit. The analysis indicated that approximately 3.8% of the fair value of the Regional Banking unit resided in the Iowa franchise as of January 1, 2010. Therefore, Citizens allocated and wrote off $12.6 million of goodwill to discontinued operations.

During the second quarter of 2009, Citizens recorded a non-cash goodwill impairment charge against the goodwill allocated to the Regional Banking line of business of $256.3 million. The goodwill impairment charge was not tax deductible, did not impact Citizens’ tangible equity or regulatory capital ratios, and did not adversely affect Citizens’ overall liquidity position.

A summary of core deposit intangibles follows:

	December 31,
(in thousands)	2011	2010
Core deposit intangibles	$62,835	$62,835
Accumulated amortization	(55,407)	(52,381)

Total	$7,428	$10,454

The following presents the estimated future amortization expense of core deposit intangible assets.

(in thousands)	Intangible Amortization Expense
2012	$2,120
2013	1,727
2014	1,421
2015	1,179
2016	981

Total	$7,428

All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits over varying periods not exceeding 10 years. The weighted average amortization period for core deposit intangible assets is 2.1 years.

Note 7.	Deposits

Overdrafts on demand accounts are classified as loans, rather than deposits, on the face of the balance sheet and totaled $7.2 million and $11.1 million at December 31, 2011 and 2010, respectively. Time deposits over $100,000 totaled $616.0 million at December 31, 2011, compared with $1.1 billion at December 31, 2010. The scheduled maturities for time deposits over $100,000 at December 31, 2011 were as follows:

(in thousands)	Deposit Maturities
2012	$331,343
2013	142,944
2014	74,685
2015	50,392
2016	16,273
Thereafter	351

Total	$615,988

Note 8.	Short-Term Borrowings

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

Information relating to federal funds purchased and securities sold under agreements to repurchase follows:

(in thousands)	2011	2010	2009
At December 31:
Balance	$40,098	$41,699	$32,900
Weighted average interest rate paid	0.19%	0.18%	0.34%
During the year:
Maximum outstanding at any month-end	$43,737	$42,334	$52,025
Daily average	42,064	34,683	42,077
Weighted average interest rate paid	0.19%	0.23%	0.37%

Note 9.	Long-Term Debt

A summary of long-term debt follows:

	December 31,
(in thousands)	2011	2010
Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,101	$16,932
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,382
Subsidiary:
Federal Home Loan Bank advances	658,484	837,410
Other borrowed funds	104,149	104,191

Total	$854,185	$1,032,689

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes, maturing February 1, 2013. Issuance costs were capitalized and are included in the long-term debt total on the balance sheet. The issuance costs were amortized over ten years as a component of interest expense. Under the risk-based capital guidelines, a portion of the subordinated debt currently qualifies as Tier 2 supplementary capital.

On June 26, 2003, Citizens issued $25.8 million of floating rate, 30-year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (“Debenture”) issued by Citizens, which is the sole asset of the trust. The Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September 2003. Interest is adjusted on a quarterly basis not to exceed 11.75%. The Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. The issuance costs were amortized to the call date over five years as a component of interest expense, as Citizens believed this was the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.

On October 3, 2006, Citizens Funding Trust I (“2006 Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the 2006 Trust. The 2006 debentures rank junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Distributions on the securities, which represent undivided beneficial interests in the assets of the 2006 Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities became callable on September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are amortized through the long-term debt total on the Consolidated Balance Sheets. The issuance costs were amortized to the call date over five years as a component of interest expense. The proceeds were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic Bancorp and for general corporate purposes.

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

On January 28, 2010 Citizens announced that it was suspending the dividend payments on its trust preferred securities. Citizens accrues for this obligation in other liabilities on the Consolidated Balance Sheets and as of December 31, 2011, the total amount of the arrearage is $9.8 million.

As of December 31, 2011, advances from the FHLB are at fixed rates ranging from 2.51% to 6.93% and mature from 2014 through 2021. Citizens restructured $245.0 million and $250.0 million in FHLB advances during 2011 and 2010, respectively. These restructures resulted in the locking in of lower term funding rates. The average interest rate on the 2011 restructured advances was reduced to 3.32% from 4.84% and the average remaining term was extended to 5.8 years from 3.3 years. The average interest rate on the 2010 restructured advances was reduced to 2.78% from 4.90% and the average remaining term was extended to 4.5 years from 1.0 years. FHLB advances totaling $5.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $463.0 million are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2011 with $2.2 billion of residential and commercial loans secured by real estate and securities held for pledging.

As of December 31, 2011, $103.4 million of long-term repurchase agreements with interest rates up to 4.69%, maturing between August 2015 and May 2016 were outstanding. Long-term repurchase agreements are classified under Other borrowed funds.

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiary	Consolidated
2012	$—	$1,031	$1,031
2013	17,266	27	17,293
2014	—	125,030	125,030
2015	—	291,658	291,658
2016	—	101,787	101,787
Thereafter	74,451	237,622	312,073

Total	$91,717	$757,155	$848,872

Note 10.	Fair Values of Assets and Liabilities

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Given that there is no active market for many of Citizens’ financial instruments, Citizens has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Citizens could realize in a current market exchange.

The fair value estimates are based on existing on- and off-balance sheet financial instruments and do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, net deferred tax assets (and the related valuation reserves), and premises and equipment. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can have a significant effect on estimated fair values and have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of Citizens’ value.

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

Level 1 – Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.

The estimated fair values of Citizens’ financial instruments follow.

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$153,418	$153,418	$127,585	$127,585
Money market investments	313,632	313,632	409,079	409,079
Securities available for sale	1,312,733	1,312,733	2,049,528	2,049,528
Securities held to maturity	1,444,054	1,487,550	474,832	469,421
FHLB and Federal Reserve stock	117,943	117,943	143,873	143,873
Net portfolio loans	5,356,809	5,101,446	5,920,571	5,157,339
Deferred compensation assets	8,477	8,477	10,951	10,951
Loans held for sale	10,402	10,402	40,347	40,347
Accrued interest receivable	31,390	31,390	33,310	33,310
Financial liabilities:
Deposits	7,394,941	7,424,427	7,726,834	7,778,461
Short-term borrowings	40,098	40,098	42,319	42,319
Long-term debt	854,185	927,533	1,032,689	1,071,250
Accrued interest payable	14,047	14,047	10,901	10,901
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(982)	(2,808)	(1,357)	(4,980)
Derivative instruments	948	948	1,862	1,862

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.
(2)

The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value for other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during the twelve months ended December 31, 2011.

Securities Available for Sale. Fair value measurement is based upon quoted prices for similar assets, if available, or matrix pricing models. Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The securities in the available for sale portfolio are priced by independent providers. These providers utilize pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. In addition, model processes to assess interest rate impact and develop prepayment scenarios are used. The impact of unobservable inputs and proprietary models are not material to the determination of fair values of these securities. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of the price at which a transaction would take place in current markets. Further, Citizens completes a comparison of the fair value estimates quarterly by validating the data received to data provided by a separate third party. In order to then evaluate reasonableness of the market data, Citizens also independently prices a sampling of securities using data from an independent source. Should Citizens find variances, the prices are then challenged and prices are adjusted accordingly. To date, there have been no significant findings or adjustments made by Citizens. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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

Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at December 31, 2011 and December 31, 2010, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate the fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.

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

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Since certain assumptions and unobservable inputs are currently being used in both techniques, impaired loans are recorded as Level 3 in the fair value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. Citizens measures impairment on all residential mortgage loans over 180 days past due.

Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3.

Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, which are also subject to management adjustments based on current market conditions and recent sales activity. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens records commercial loans held for sale as nonrecurring Level 3.

Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. Commercial properties and former branch locations are carried at fair value at the time of acquisition based on the fair value of the underlying real property, net of estimated costs to sell. This is determined using market prices derived from appraisals or broker price opinions, which are considered to be Level 2. However, certain assumptions and unobservable inputs are currently being used by appraisers, brokers and management, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying real property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals, and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to noninterest expense as incurred. Citizens records ORE properties as nonrecurring Level 3.

Repossessed Assets. Repossessed assets consist of consumer assets acquired to satisfy the consumer’s outstanding delinquent debt. These assets consist of automobiles, boats, recreational vehicles and other personal items. These assets are carried at fair value, net of estimated costs to sell, based on internally developed procedures. Citizens records repossessed assets as nonrecurring Level 3.

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

The following tables presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011.

December 31, 2011 (in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$365,302	$—	$365,294	$8
Mortgage-backed	823,852	—	823,852	—
State and municipal	123,308	—	121,862	1,446
Other	271	—	38	233

Total available for sale	1,312,733	—	1,311,046	1,687

Other assets:
Derivatives designated as hedging instruments	3,791	—	3,791	—
Derivatives not designated as hedging instruments	17,088	—	17,088	—
Deferred compensation assets	8,477	6,791	1,686	—

Total other assets	29,356	6,791	22,565	—

Total	$1,342,089	$6,791	$1,333,611	$1,687

Other liabilities:
Derivatives designated as hedging instruments	$2,317	$—	$2,317	$—
Derivatives not designated as hedging instruments	17,614	—	17,614	—

Total	$19,931	$—	$19,931	$—

December 31, 2010 (in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Federal agencies	$5,557	$—	$5,557	$—
Collateralized mortgage obligations	599,264	—	599,253	11
Mortgaged-backed	1,259,131	—	1,259,131	—
State and municipal	183,584	—	179,772	3,812
Other	1,992	—	1,656	336

Total securities available for sale	2,049,528	—	2,045,369	4,159

Other assets:
Derivatives designated as hedging instruments	1,976	—	1,976	—
Derivatives not designated as hedging instruments	26,409	—	26,409	—
Deferred compensation assets	10,951	7,654	3,297	—

Total other assets	39,336	7,654	31,682	—

Total	$2,088,864	$7,654	$2,077,051	$4,159

Other liabilities
Derivative not designated as hedging instruments	$26,523	$—	$26,523	$—

Total other liabilities	26,523	—	26,523	—

Total	$26,523	$—	$26,523	$—

There were no transfers between levels within the fair value hierarchy during the 12 month period ended December 31, 2011. The following table presents the reconciliation of Level 3 assets held by Citizens on December 31, 2011.

		Net Realized/Unrealized Gains (Losses)
	Balance at December 31,	Recorded in Earnings		Recorded in Other Comprehensive	Settlements	Balance at December 31,
(in thousands)	2010	Realized	Unrealized	Income (Pretax)		2011

Securities available for sale
Collateralized mortgage obligations	$11	$—	$—	$—	$(3)	$8
State and municipal	3,812	585	—	(98)	(2,853)	1,446
Other	336	19	—	(34)	(88)	233

Total	$4,159	$604	$—	$(132)	$(2,944)	$1,687

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment as of December 31, 2011.

December 31, 2011 (in thousands)	Initial Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3

Impaired loans	$245,004	$33,435	$—	$—	$33,435
Commercial loans held for sale	5,920	1,333	—	—	1,333
Residential mortgage loans held for sale	6,740	1,976	—	—	1,976
Other real estate	12,514	3,596	—	—	3,596
Repossessed assets	5,130	2,565	—	—	2,565

Total	$275,308	$42,905	$—	$—	$42,905

Note 11.	Employee Benefit Plans

Pension and Postretirement Benefits: Citizens maintains a cash balance defined benefit pension plan. Pension retirement benefits are based on the employees’ length of service and salary levels. Under the defined benefit plan, employees are eligible for early retirement at age 55 with at least 3 years of service. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to the level allowed by federal tax regulations. Actuarially determined pension costs are charged to current operations. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Citizens also maintains nonqualified supplemental benefit plans for certain former key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. Benefits under the nonqualified supplemental plans are based primarily on years of service, age and compensation before retirement. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens. Citizens’ postretirement benefit plan provides postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms. Current employees are not eligible to participate in the bank-subsidized health and dental plan.

The estimated portion of balances included in accumulated other comprehensive income that have not been recognized prior to December 31 are presented below.

	Cumulative Balance at December 31,
(in thousands)	2011	2010
Defined Benefit Pension Plans
Prior service cost	$147	$174
Net actuarial loss	38,498	34,100

Unrecognized balance	38,645	34,274

Supplemental Pension Plans
Prior service cost	—	—
Net actuarial loss	1,148	896

Unrecognized balance	1,148	896

Postretirement Benefit Plans
Prior service credit	(6,023)	(1,783)
Net actuarial gain	(1,609)	(1,901)

Unrecognized balance	(7,632)	(3,684)

Unrecognized net prior service credit	$(5,876)	$(1,609)
Unrecognized net actuarial loss	38,037	33,095

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during 2012 are amortization of prior service credits and net losses of $0.9 million and $3.0 million, respectively.

The net actuarial gain or loss and prior service cost recognized in accumulated other comprehensive income are presented below.

	Qualified		Non-Qualified		Postretirement
December 31, 2011	Pension Plan		Pension Plan		Health Plan		Total
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Net prior service credit	$—	$—	$—	$—	$(4,869)	$(398)	$(4,869)	$(398)
Net loss (gain)	8,262	3,419	313	400	148	(951)	8,723	2,868

An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation at December 31, 2011 and 2010.

	Pension Benefits		Supplemental Pension Plan		Postretirement Benefits
(in thousands)	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$78,282	$74,007	$5,441	$5,292	$7,628	$9,295
Interest cost	3,767	4,132	233	264	327	398
Participant contribution	—	—	—	—	403	412
Actuarial losses (gains)	3,951	5,841	313	400	148	(951)
Plan amendments	—	—	—	—	(4,869)	(398)
Curtailments	—	—	—	—	(571)	—
Benefits paid	(6,083)	(5,698)	(515)	(515)	(977)	(1,128)

Projected benefit obligation, end of year	$79,917	$78,282	$5,472	$5,441	$2,089	$7,628

Accumulated benefit obligation, end of year	$79,917	$78,282	$5,472	$5,441	$2,089	$7,628

Change in Plan Assets
Fair value of plan assets, beginning of year	$65,658	$64,121	$—	$—	$—	$—
Actual return on plan assets	(227)	7,235	—	—	—	—
Employer contribution	225	—	515	515	574	716
Participant contribution	—	—	—	—	403	412
Benefits paid	(6,083)	(5,698)	(515)	(515)	(977)	(1,128)

Fair value of plan assets, end of year	$59,573	$65,658	$—	$—	$—	$—

Reconciliation of Funded Status
Underfunded status of plan	$(20,344)	$(12,624)	$(5,472)	$(5,441)	$(2,089)	$(7,628)

Net amount recognized in the consolidated balance sheets	$(20,344)	$(12,624)	$(5,472)	$(5,441)	$(2,089)	$(7,628)

At December 31, 2011, the underfunded status of the Cash Balance Pension Plan for employees, the Supplemental Pension Plans, and the Retirement Health Plan is recognized in the consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ending December 31, 2012.

Effective December 31, 2011, Citizens recognized the impact of a plan amendment based upon the implementation of a new Medicare Supplemental program for the postretirement plan participants. Additionally, this change resulted in the recognition of a curtailment benefit due to the elimination of a subsidy for a portion of the plan participants.

The components of net periodic benefit cost charged to operations each year for all plans follow:

(in thousands)	2011	2010	2009
Defined Benefit Pension Plans
Interest cost	$3,767	$4,132	$4,366
Expected return on plan assets	(4,083)	(4,814)	(6,282)
Amortization of unrecognized:
Prior service cost	26	26	26
Net actuarial loss	3,230	2,200	1,261

Net pension cost	2,940	1,544	(629)

Supplemental Pension Plans
Interest cost	233	264	588
Settlement charge related to lump sum payments	—	—	455
Curtailment loss	—	—	941
Amortization of unrecognized:
Net actuarial loss	35	18	12

Net pension cost	268	282	1,996

Postretirement Benefit Plans
Interest cost	327	398	571
Curtailment gain	(571)	—	—
Amortization of unrecognized:
Prior service credit	(335)	(289)	(267)
Net actuarial gain	(143)	(199)	(31)

Net postretirement benefit cost	(722)	(90)	273

Total pension and postretirement benefit cost	2,486	1,736	1,640

Defined contribution retirement and 401(k) plans
Employer contributions	—	—	2,253

Total periodic benefit cost	$2,486	$1,736	$3,893

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow:

	Pension Benefits		Supplemental Pension Plan		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Assumptions used to compute projected benefit obligation
Discount rate	4.50%	5.00%	4.00%	4.50%	4.00%	4.50%

Assumptions used to compute net benefit costs
Discount rate	5.00	5.75	4.50	5.25	4.50	5.25
Expected return on plan assets	7.00	7.20	—	—	—	—

At December 31, 2011, the projected benefit payments for the employee benefit plans over the next ten years follow:

(in thousands)	Defined Benefit Pension Plan	Supplemental Pension Plan	Postretirement Benefit Plan	Total Benefits
2012	$4,991	$515	$216	$5,722
2013	4,968	496	200	5,664
2014	5,293	477	197	5,967
2015	5,147	435	193	5,775
2016	5,250	415	188	5,853
2017 to 2021	26,838	1,784	813	29,435

Total	$52,487	$4,122	$1,807	$58,416

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

Investment Policy and Strategy: Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. During 2009, management reduced the target allocation of assets to equities by 10%. This strategy was enacted to better match the current characteristics of the plan and reduce funding volatility. The mix remained at 60% equities and 40% fixed income debt securities and cash and cash equivalents during 2011. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses.

The plans’ target asset allocation and the actual asset allocation at December 31, 2011 are presented below.

	Target Allocation	Actual Allocation
Asset Category:
Equity securities	60%	60%
Debt securities	34	38
Short-term pooled money fund	6	2

	100%	100%

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at December 31, 2011. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (NAV) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets at December 31, 2011 are as follows:

		December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category:
Short-term pooled money fund	$921	$—	$921	$—
Equity securities
Large cap (1)	17,586	—	17,586	—
Mid-cap	4,040	—	4,040	—
Small-cap	5,737	—	5,737	—
International equity	8,396	—	8,396	—
Fixed income securities
Intermediate term fixed (2)	22,893	—	22,893	—

Total	$59,573	$—	$59,573	$—

(1)	This category is comprised of not actively managed low-cost equity index funds that track the S&P 500 and Russell 1000.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

Citizens anticipates contributing $2.3 million in 2012 to the defined benefit pension plan as required under current funding regulations. Citizens anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2012. In addition, Citizens expects to pay $0.2 million in contributions to the postretirement healthcare benefit plan during 2012.

Prior service pension costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. For the postretirement health care benefit plan, Citizens assumed a 9.0% annual health care cost trend rate for 2011, which grades down to the ultimate trend of 5.0% by 2032. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$24	$(22)
Effect on the postretirement benefit obligation	183	(164)

Defined Contribution Retirement and 401(k) Plans: Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. As of July 29, 2011 the Board of Directors approved the reinstatement of the 401(k) matching funds effective January 1, 2012. Contributions to the 401(k) savings plan will be matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred.

Note 12.	Stock-Based Compensation

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, restricted stock awards, restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan to 2,400,000, removed the 200,000 share sublimit for grants other than stock options and made various other changes. At December 31, 2011, Citizens had 1,149,813 shares of common stock reserved for future issuance under the current plan.

Under the provisions of the grants made pursuant to the Stock Compensation Plan in 2011 and 2010, stock awards were divided between performance-based stock and time-based stock. The performance-based stock was measured against annual metrics over a two year period. The time-based stock will vest three years after the grant date. Once vested, these shares will remain nontransferable until the Holding Company has redeemed all or a portion of the TARP Preferred Stock issued to Treasury pursuant to the Capital Purchase Program. A prorated portion of the vested shares become transferable upon redemption of the Troubled Asset Relief Program (“TARP”) Preferred Stock based on a predefined schedule established by the Treasury.

The compensation cost for share-based awards is recognized in salaries and employee benefits based on the fair value at the date of grant and is recognized on a straight-line basis over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. Forfeited and expired options and forfeited shares of restricted stock become available for future grants.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations.

(in thousands)	2011	2010	2009

Stock option compensation	$—	$—	$11
Restricted stock compensation	3,160	2,193	1,792

Stock-based compensation expense before income taxes	3,160	2,193	1,803
Income tax benefit (1)	(1,106)	(768)	(631)

Total	$2,054	$1,425	$1,172

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

There were no stock options exercised during the years ended December 31, 2011, 2010, and 2009. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statement of Cash Flows.

The following table summarizes stock option activity.

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	345,066	$262.10
Forfeitures or Expirations	(38,391)	261.50

Outstanding at December 31, 2009	306,675	262.20
Forfeitures or Expirations	(78,366)	234.10

Outstanding at December 31, 2010	228,309	271.80
Forfeitures or Expirations	(53,305)	242.38

Outstanding at December 31, 2011	175,004	$279.35	1.5	$—

Exercisable	175,004	$279.35	1.5	$—

There were no stock options vested during 2011. The fair value of options vested during 2010 and 2009 was less than $0.1 million.

As of December 31, 2011, $4.1 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity.

	Number of Shares	Weighted-Average Per Share Grant Date Fair Value
Restricted stock at January 1, 2009	60,903	$144.30
Granted	38,482	12.90
Vested	(22,515)	155.80
Forfeited	(14,994)	123.10

Restricted stock at December 31, 2009	61,876	63.50

Granted	309,260	11.70
Vested	(30,729)	66.20
Forfeited	(29,407)	18.80

Restricted stock at December 31, 2010	311,000	13.30

Granted	594,620	8.05
Vested	(35,802)	24.46
Forfeited	(43,849)	11.36

Restricted stock at December 31, 2011	825,969	$9.27

The total fair value of restricted stock vested during 2011, 2010, and 2009 was $0.3 million each year.

Note 13.	Income Taxes

Significant components of income taxes from continuing operations are as follows.

(in thousands)	2011	2010	2009
Current tax expense (benefit):
Federal	$(12,750)	$12,337	$(7,993)
State	(167)	(67)	(554)

Total current tax expense (benefit)	(12,917)	12,270	(8,547)
Deferred tax benefit	(25,911)	(52,009)	(100,874)
Valuation allowance	18,570	52,597	79,788

Total income tax (benefit) provision	$(20,258)	$12,858	$(29,633)

Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For 2011 and 2009, this resulted in an increase to the income tax benefit of $7.7 million and $22.9 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2011 and 2010 follow.

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses and other credit losses	$72,843	$105,763
Accrued postemployment benefits other than pensions	3,853	4,114
Deferred compensation	4,260	5,271
Accrued expenses	4,906	3,119
Loss carryforwards	231,616	153,866
Tax credit carryforwards	2,820	15,521
Minimum pension liability	11,992	11,628
Purchase accounting adjustments	4,032	12,248
Other deferred tax assets	7,620	10,087

Deferred tax assets	343,942	321,617

Deferred tax liabilities:
Pension	7,437	8,411
Basis difference in FHLB stock	2,663	3,251
Tax deductible goodwill	14,933	14,574
Unrealized gains on securities and derivatives	21,330	13,266
Other deferred tax liabilities	1,028	3,775

Deferred tax liabilities	47,391	43,277

Net deferred tax assets	296,551	278,340
Valuation allowance	(311,484)	(292,914)

Net deferred tax liabilities	$(14,933)	$(14,574)

At December 31, 2011, the carrying values of certain loss carryforwards and the valuation allowance include a cumulative reduction of $32.1 million to reflect the estimated realizability at year end. This adjustment was required due to limitations imposed by Section 382 of the Internal Revenue Code as further discussed below.

At December 31, 2011, Citizens had gross federal loss carryforwards of $649.3 million that expire in 2028 through 2031, gross state loss carryforwards of $84.6 million that expire in 2014 through 2026, and $2.7 million of federal alternative minimum tax credits with an indefinite life.

Citizens reviewed its deferred tax assets and despite measurable positive trends, including improved capital, improved credit metrics, improved key risk indicators, and a stabilizing economy it must continue to carry a valuation allowance against the entire net deferred tax asset, excluding the deferred tax liability for tax deductible goodwill.

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

Citizens’ effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

(in thousands)	2011	2010	2009
Tax at federal statutory rate (35%) applied to income before income taxes	$(4,757)	$(96,686)	$(190,466)
Increase (decrease) in taxes resulting from:
Tax method change	(12,794)	—	—
Tax-exempt income	(4,531)	(6,387)	(9,803)
Officers life insurance	(1,474)	(1,277)	(1,114)
Goodwill impairment	—	—	93,266
Change in valuation allowance	2,381	112,821	79,788
Other	917	4,387	(1,304)

Total income tax (benefit) provision	$(20,258)	$12,858	$(29,633)

In December 2010, Citizens filed a request with the Internal Revenue Service (“IRS”) to change its tax accounting method related to bad debts. The IRS approved the request in June 2011, which allowed Citizens to change its current method of recording tax bad debts from the book conformity method to a new specific charge-off method.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows.

(in thousands)	2011	2010	2009

Balance at January 1	$326	$1,522	$1,852
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	(430)	(28)
Reductions due to the statute of limitations	(83)	(766)	(302)
Settlements	—	—	—

Balance at December 31	$243	$326	$1,522

It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts. Accrued interest as of December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively. Citizens recognized a $0.1 million benefit of interest in 2011 and $0.2 million benefit of interest in 2010. Citizens does not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next 12 months.

During 2010, Citizens settled its 2006 through 2008 federal examinations and recognized a tax benefit of $0.5 million. During 2009, Citizens settled its 2004 and 2005 federal examinations and paid less than $0.2 million in interest expense as a result of changes in the timing of deductions between the two years.

Citizens and its subsidiary file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of December 31, 2011.

Jurisdiction	Tax Years
Federal	2009 - 2011
State	2007 - 2011

Note 14.	Shareholders’ Equity and Earnings Per Share

On June 14, 2011, Citizens announced a 1-for-10 reverse stock split of Citizens common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011. All share and per share amounts reflect the 1-for-10 reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock in exchange for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 397.8 million to 39.8 million. The number of authorized shares of common stock was reduced from 1.05 billion to 105.0 million. Proportional adjustments were made to Citizens’ outstanding options, warrants and other securities entitling their holders to purchase or receive shares of Citizens common stock so that the reverse stock split did not materially affect any of the rights of holders of those securities. The number of shares available under Citizens’ equity-based plans was also proportionately reduced.

During the first quarter of 2010, Citizens suspended quarterly cash dividends on its TARP Preferred Stock. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $31.5 million and $15.4 million with the dividend payments on the TARP Preferred Stock as of December 31, 2011 and 2010, respectively.

On September 30, 2009, Citizens completed the settlement of its exchange offers to issue common stock in exchange for its outstanding 5.75% Subordinated Notes due 2013 and outstanding 7.50% Enhanced Trust Preferred Securities of the 2006 Trust (the “Exchange Offers”). In aggregate, 26.8 million shares at a fair value of $219.9 million ($8.20 per common share as of the expiration date of the Exchange Offers) were issued in exchange for long term debt with a carrying value of $204.0 million. The consummation of the Exchange Offers created a net loss on the early extinguishment of debt totaling $15.9 million, which represented the difference between the fair value of Citizens’ common stock issued and the carrying value of the retired debt. After taking into account $6.4 million of issuance costs, the transaction resulted in an increase to common equity of $197.6 million.

On December 12, 2008, Citizens issued 300,000 shares of TARP Preferred Stock to the Treasury as part of the Treasury’s Capital Purchase Program. In addition, Citizens issued a ten-year warrant to the Treasury to purchase up to 1,757,813 shares of Citizens’ common stock, no par value at an exercise price of $25.60 per share. The aggregate proceeds from the transaction were $300.0 million. The TARP Preferred Stock has no par value, carries a liquidation price of $1,000 per share, and pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. After three years, Citizens may redeem the preferred stock at the liquidation price plus accrued and unpaid dividends. Citizens is accreting the book value of the preferred stock issued under the TARP using the effective interest method up to the par value of $300 million. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares qualify as Tier 1 capital. The warrant is immediately exercisable, qualifies as Tier 1 capital and expires in December 2018.

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding, excluding outstanding participating securities. Participating securities include restricted stock awards because holders of these awards have the right to receive non-forfeitable dividends at the same rate as holders of common stock and have voting rights. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding including the dilutive effect of stock-based compensation. Potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrant were anti-dilutive and therefore excluded from the computation of dilutive earnings per share.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows.

(in thousands, except per share amounts)	2011	2010	2009

Numerator:
Income (loss) from continuing operations	$6,667	$(289,104)	$(505,744)
Loss from discontinued operations (net of income tax)	—	(3,821)	(8,469)

Net income (loss)	6,667	(292,925)	(514,213)
Dividend on redeemable preferred stock	(22,985)	(21,685)	(19,777)

Loss attributable to common shareholders	$(16,318)	$(314,610)	$(533,990)

Denominator:
Weighted average shares outstanding	40,053	39,615	19,458
Less: participating securities included in weighted average shares outstanding	(631)	(223)	(74)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,422	39,392	19,384

Basic loss per common share from continuing operations	$(0.41)	$(7.89)	$(27.11)
Diluted loss per common share from continuing operations	(0.41)	(7.89)	(27.11)

Basic loss per common share from discontinued operations	$—	$(0.10)	$(0.44)
Diluted loss per common share from discontinued operations	—	(0.10)	(0.44)

Basic loss per common share	$(0.41)	$(7.99)	$(27.55)
Diluted loss per common share	(0.41)	(7.99)	(27.55)

Stock Repurchase Program: Citizens purchased shares under a board approved stock repurchase program initiated in October 2003. This program authorizes Citizens to repurchase up to 300,000 shares. 124,115 shares remain available for repurchase under the program. There were no shares purchased under this plan in 2009, 2010, or 2011. Shares deemed purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2011, Citizens purchased 1,684 shares primarily in connection with taxes due from employees as a result of the vesting of certain share awards.

The components of accumulated other comprehensive income (loss), net of tax, are presented below.

(in thousands)	Net unrealized gain (loss) on investments	Net unrealized gain (loss) on derivative instruments	Pension and post-retirement	Total
Balance at January 1, 2009	$(35,033)	$19,548	$(34,109)	$(49,594)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale, net of tax effect of ($24,572)	45,631	—	—	45,631
Reclassification adjustment for net gain on securities included in net income	(5)	—	—	(5)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $3,478	—	(6,459)	—	(6,459)
Net change in unrecognized pension and postretirement costs, net of tax effect of ($1,795)	—	—	3,334	3,334

Other comprehensive income (loss) total	45,626	(6,459)	3,334	42,501

Balance at December 31, 2009	$10,593	$13,089	$(30,775)	$(7,093)

Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of $1,715	5,585	—	—	5,585
Reclassification adjustment for net gain on securities included in net income	(13,896)	—	—	(13,896)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($912)	1,693	—	—	1,693
Amortization of unrealized loss on securities transferred from available for sale to held to maturity, net of tax effect of $6	(12)	—	—	(12)
Net unrealized loss on qualifying cash flow hedges	—	(5,721)	—	(5,721)
Net change in unrecognized pension and postretirement costs	—	—	(712)	(712)

Other comprehensive loss total	(6,630)	(5,721)	(712)	(13,063)

Balance at December 31, 2010	$3,963	$7,368	$(31,487)	$(20,156)

Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of ($5,520)	10,349	—	—	10,349
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($6,479)	12,032	—	—	12,032
Amortization of unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of $1,365	(2,535)	—	—	(2,535)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $2,603	—	(4,834)	—	(4,834)
Net change in unrecognized pension and postretirement costs, net of tax effect of $364	—	—	(676)	(676)

Other comprehensive income (loss) total	19,846	(4,834)	(676)	14,336

Balance at December 31, 2011	$23,809	$2,534	$(32,163)	$(5,820)

Note 15.	Lines of Business

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

•

Regional Banking - Regional Banking provides a wide range of lending, depository, and other related financial services to both individual consumers and businesses. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, checking, savings and money market accounts, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. Citizens partners with outside providers to offer consumer clients the availability of nationwide ATM, debit, and credit card networks as well as mortgage origination services. The transaction-based income and expense associated with these services are included in Regional Banking. The products and services offered to commercial and industrial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•

Specialty Consumer - Specialty Consumer includes the indirect consumer and the residential mortgage portfolios. The indirect lending team partners with dealerships mostly across the Midwest and adjacent states to provide primarily marine and recreational vehicle loans to consumers. As nearly all of new mortgage volume is originated through the Regional Banking delivery channel and sold into the secondary market, the residential mortgage loan portfolio residing in Specialty Consumer consists primarily of historical loan production as well as the minimal new production that is retained.

•

Specialty Commercial - Specialty Commercial provides a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, and middle-market companies. Products and services offered include commercial mortgages, term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, and leveraged cash flow lending. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•

Wealth Management - Wealth Management offers a broad array of asset management, financial planning, estate settlement and trust administration, credit and deposit products and services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans.

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

The accounting policies of the individual business units are the same as those of Citizens described in Note 1 to the Consolidated Financial Statements. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the Regional Banking, Specialty Consumer, Specialty Commercial, and Wealth Management units are largely insulated from changes in interest rates. Changes in net interest income due to changes in interest rates are reported in Citizens’ treasury unit. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Expenses for centrally provided services are allocated to the business lines as follows: product processing and technology expenditures are allocated based on standard unit costs applied to actual volume measurements; corporate overhead is allocated based on the ratio of either a line of business’ aggregate balance sheet accounts or FTE resources as a percentage of applicable business lines. There are no significant intersegmental revenues. Selected segment information is included in the following table.

Line of Business Information
(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Management	Other	Total
Earnings Summary - 2011

Net interest income (taxable equivalent)	$216,660	$37,596	$48,806	$458	$17,071	$320,591
Provision for loan losses	69,389	28,076	41,343	—	—	138,808

Net interest income after provision	147,271	9,520	7,463	458	17,071	181,783
Noninterest income	71,005	1,486	4,272	15,102	3,392	95,257
Noninterest expense	216,638	18,438	15,843	10,042	22,189	283,150

Income (loss) before income taxes	1,638	(7,432)	(4,108)	5,518	(1,726)	(6,110)
Income tax provision (benefit) (taxable equivalent)	573	(2,601)	(1,438)	1,931	(11,242)	(12,777)

Net income (loss)	$1,065	$(4,831)	$(2,670)	$3,587	$9,516	$6,667

Average assets (in millions)	$3,273	$1,636	$1,089	$18	$3,654	$9,670

Earnings Summary - 2010

Net interest income (loss) (taxable equivalent)	$256,029	$35,959	$62,364	$637	$(15,343)	$339,646
Provision for loan losses	122,921	84,842	185,119	—	—	392,882

Net interest income (loss) after provision	133,108	(48,883)	(122,755)	637	(15,343)	(53,236)
Noninterest income	70,433	(2,021)	(13,321)	15,659	23,909	94,659
Noninterest expense	210,545	18,814	15,996	12,119	49,613	307,087

(Loss) income before income taxes	(7,004)	(69,718)	(152,072)	4,177	(41,047)	(265,664)
Income tax (benefit) provision (taxable equivalent)	(2,451)	(24,401)	(53,225)	1,462	102,055	23,440

Net (loss) income from continuing operations	(4,553)	(45,317)	(98,847)	2,715	(143,102)	(289,104)
Income (loss) from discontinued operations	858	(129)	175	95	(4,820)	(3,821)

Net (loss) income	$(3,695)	$(45,446)	$(98,672)	$2,810	$(147,922)	$(292,925)

Average assets (in millions)	$4,091	$1,807	$1,552	$15	$3,641	$11,106

Earnings Summary - 2009

Net interest income (loss) (taxable equivalent)	$263,690	$31,543	$64,062	$539	$(33,810)	$326,024
Provision for loan losses	102,234	82,398	139,188	—	—	323,820

Net interest income (loss) after provision	161,456	(50,855)	(75,126)	539	(33,810)	2,204
Noninterest income	74,120	700	(16,449)	14,785	(10,023)	63,133
Noninterest expense	477,635	19,793	17,411	12,020	58,280	585,139

(Loss) income before income taxes	(242,059)	(69,948)	(108,986)	3,304	(102,113)	(519,802)
Income tax (benefit) provision (taxable equivalent)	(84,721)	(24,481)	(38,145)	1,156	132,133	(14,058)

Net (loss) income from continuing operations	(157,338)	(45,467)	(70,841)	2,148	(234,246)	(505,744)
(Loss) income from discontinued operations	(7,275)	(214)	(496)	256	(740)	(8,469)

Net (loss) income	$(164,613)	$(45,681)	$(71,337)	$2,404	$(234,986)	$(514,213)

Average assets (in millions)	$5,063	$2,156	$1,685	$11	$3,568	$12,483

Note 16.	Commitments, Contingent Liabilities and Guarantees

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

Amounts available to clients under loan commitments and letters of credit follow.

	December 31,
(in thousands)	2011	2010
Loan commitments and letters of credit:
Commitments to extend credit	$932,435	$953,340
Financial standby letters of credit	125,401	164,640
Performance standby letters of credit	3,571	7,015

Total	$1,061,407	$1,124,995

Commitments outstanding to extend credit include home equity credit lines which totaled $339.1 million and $376.2 million at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011 and 2010, a liability of $1.9 million was recorded for probable losses on commitments to extend credit. A liability of $1.1 million and $1.5 million was recorded at December 31, 2011 and December 31, 2010, respectively, representing the value of the guarantee obligations associated with certain letters of credit, which are amortized into income over the life of the commitments. These balances are included in other liabilities on the Consolidated Balance Sheets.

Contingent Liabilities and Guarantees: Citizens and its subsidiary are parties to litigation arising in the ordinary course of business. Management believes that the aggregate liability, if any, resulting from these proceedings would not have a material effect on Citizens’ consolidated financial position or results of operations. Citizens has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During both 2011 and 2010, Citizens repurchased $2.2 million of loans, , pursuant to such provisions. Citizens recorded $4.3 million and $3.8 million in 2011 and 2010, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Purchase Obligations: Citizens has entered into contracts for the supply of current and future services incurred in the ordinary course of business, such as data processing and certain property management functions. Citizens often purchases services from vendors under agreements that typically can be terminated on a periodic basis.

Change in Control Agreements: Citizens has change in control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change in control, up to two times (or in the case of the CEO, three times) (i) his or her base compensation plus (ii) up to two times (or in the case of the CEO, three times) the average of the annual bonuses paid to the executive in the last three years. Additionally, subject to certain conditions, each covered person’s medical and dental insurance benefits will continue for up to eighteen months after the termination and all long-term incentive awards will immediately vest. The provisions of the Emergency Economic Stabilization Act (“EESA”) and American Recovery and Reinvestment Act of 2009 (“ARRA”), and Treasury regulations promulgated thereunder, limit Citizens’ ability to make payments under these agreements while the preferred stock issued to Treasury remains outstanding.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets.

	Other Assets		Other Liabilities
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments
Interest rate products	$3,791	$1,976	$2,317	$—

Derivatives not designated as hedging instruments
Interest rate products	17,088	26,409	17,614	26,523

Total derivatives	$20,879	$28,385	$19,931	$26,523

Cash Flow Hedges of Interest Rate Risk

Citizens’ objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, Citizens primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of December 31, 2011 and December 31, 2010, Citizens had twelve interest rate caps and swaps with an aggregate notional amount of $385.0 million and three interest rate swaps with an aggregate notional amount of $160.0 million, respectively, that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011 and 2010, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during 2011. For the year ended December 31, 2010, Citizens recognized net gains of $0.3 million related to hedge ineffectiveness attributable to mismatches between the swap notional amounts and the aggregate principal amounts of the designated loan pools.

One swap failed during the first quarter of 2010 and was subsequently terminated in April 2010 and one swap failed during the second quarter of 2010 and was subsequently terminated in June 2010. The swaps failed to qualify for hedge accounting due to a mismatch between the swap notional and the aggregate principal amount of the designated loan pool. The fair value of these swaps at December 31, 2010 and the change in fair value during 2010 are disclosed under the section entitled “Derivatives Not Designated as Hedging Instruments” in this footnote.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the years ended December 31, 2011 and 2010 Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of $0.7 million and $4.2 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $0.4 million will be reclassified as an increase to interest income and $1.4 million as an increase to interest expense.

The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements.

	Derivative Impact on OCI (loss) gain					Derivative Ineffectiveness gain
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations		Location Recognized in Statement of Operations	Amount
	2011	2010		2011	2010		2011	2010
Cash flow hedges:
			Interest income	$2,532	$8,252
Interest rate products	$(4,171)	$6,684	Other income	735	4,153	Other income	$—	$321

Total	$(4,171)	$6,684		$3,267	$12,405		$—	$321

Fair Value Hedges of Interest Rate Risk

Citizens is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in LIBOR, the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2011, Citizens does not have any transactions designated as fair value hedges. As of December 31, 2010 Citizens had four fair value interest rate swaps with an aggregate notional balance of $170.0 million.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2011 and 2010, Citizens recognized gains of $0.7 million and $5.8 million, respectively, in interest expense related to hedge ineffectiveness. Citizens also recognized a net reduction to interest expense of $0.9 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively, related to Citizens’ fair value hedges, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items. In addition, during the years ended December 31, 2011 and 2010, Citizens recognized a net reduction to interest expense of $0.8 million and less than $0.1 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.

The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements.

	Derivative Contract Loss			Hedged Item Gain
Derivatives Relationship (in thousands)	Location in Statement of Operations	2011	2010	Location in Statement of Operations	2011	2010
Fair value hedges:
Interest rate products	Interest expense	$(1,107)	$(3,023)	Interest expense	$1,818	$8,829

Derivatives Not Designated as Hedges

Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of December 31, 2011 and 2010, Citizens had 156 derivative transactions with an aggregate notional amount of $527.4 million and 230 derivative transactions with an aggregate notional amount of $765.5 million, respectively, related to this program.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements.

		Amount of Loss Recognized in Statement of Operations
Derivatives Relationship (in thousands)	Location of (Loss) Gain Recognized in Statement of Operations	2011	2010
Derivatives not designated as hedges
Interest rate products	Other income	$(412)	$(306)

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

As of December 31, 2011, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements was $15.9 million. As of December 31, 2011, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $20.9 million. If credit risk related contingent features underlying these agreements had been triggered as of December 31, 2011, Citizens would not have been required to pledge additional collateral.

In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of December 31, 2011, the termination value approximated $0.4 million.

Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $20.9 million.

Note 18.	Regulatory Matters

Citizens Bank is required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank (“FRB”) to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits. During 2011 and 2010, the average reserve balances were $37.0 million and $27.6 million, respectively.

Citizens Bank is also subject to statutory limitations on extensions of credit to members of the affiliate group. Generally, extensions of credit are limited to 10% to any one affiliate and 20% in aggregate to all affiliates of a subsidiary bank’s capital and surplus (net assets) as defined.

The principal source of cash flows for the Holding Company is dividends from the Bank. The Bank is a state chartered financial institution. Banking regulations limit the amount of dividends the Bank may declare to the Holding Company in any calendar year. The Bank’s dividends may not exceed the retained net profit, as defined, of that year plus the retained net profit of the preceding two years, unless prior regulatory approval is obtained.

In 2010, the Holding Company and the Bank entered into a written supervisory agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (“FRBC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). The Holding Company and the Bank are in compliance with the requirements of the Written Agreement and believe they have resolved the matters raised in the Written Agreement. Currently, Citizens is engaged in discussions with the Federal Reserve to terminate the Written Agreement.

During 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock issued to Treasury under its Capital Purchase Program. In addition, the Written Agreement prohibits such payments without prior regulatory approval. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of approximately $19.5 million of cash annually in dividend interest payments, although such amounts will continue to accrue. Citizens is also accruing interest on the deferred payments which, as of December 31, 2011, has resulted in a cumulative $2.1 million in additional interest expense payable. Citizens reevaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2011, the Bank met all applicable capital adequacy requirements.

As of December 31, 2011, the Bank’s and the Holding Company’s capital ratios exceeded well capitalized levels under the regulatory framework for prompt corrective action. The table below sets forth the Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios for the Holding Company and the Bank. There are no conditions or events since December 31, 2011 that management believes would cause Citizens to fall below the well capitalized level.

	Actual		Adequately Capitalized			Well Capitalized
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Citizens Republic Bancorp
As of December 31, 2011:
Total Capital to risk weighted assets (1)	$849,605	14.8%	$457,867	≥	8.0%	$572,333	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	773,337	13.5	228,933	≥	4.0	343,400	≥	6.0
Tier 1 Leverage (2)	773,337	8.4	366,145	≥	4.0	457,682	≥	5.0
As of December 31, 2010:
Total Capital to risk weighted assets (1)	$866,562	13.5%	$513,248	≥	8.0%	$641,560	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	776,772	12.1	256,624	≥	4.0	384,936	≥	6.0
Tier 1 Leverage (2)	776,772	7.7	403,142	≥	4.0	503,927	≥	5.0
Citizens Bank
As of December 31, 2011:
Total Capital to risk weighted assets (1)	$843,417	14.8%	$457,197	≥	8.0%	$571,497	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	770,707	13.5	228,599	≥	4.0	342,898	≥	6.0
Tier 1 Leverage (2)	770,707	8.4	365,736	≥	4.0	457,170	≥	5.0
As of December 31, 2010:
Total Capital to risk weighted assets (1)	$819,343	12.8%	$512,115	≥	8.0%	$640,144	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	736,635	11.5	256,057	≥	4.0	384,086	≥	6.0
Tier 1 Leverage (2)	736,635	7.3	402,687	≥	4.0	503,359	≥	5.0

(1)

Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities - goodwill - accumulated other comprehensive income (loss) - other intangible assets.

(2)	Tier 1 Capital to quarterly average assets.

NOTE 19.	Citizens Republic Bancorp (Parent Only) Statements

Balance Sheets Citizens Republic Bancorp (Parent Only)
	December 31,
(in thousands)	2011	2010

Assets
Cash	$3,625	6,990
Money market investments	58,321	61,107
Investment securities	1,330	3,779
Investment in subsidiaries - principally banks	852,663	821,091
Goodwill	238,077	238,077
Other assets	6,641	9,111

Total assets	$1,160,657	$1,140,155

Liabilities and Shareholders’ Equity
Long-term debt	$91,552	$91,088
Other liabilities	49,568	37,336

Total liabilities	141,120	128,424
Shareholders’ equity	1,019,537	1,011,731

Total liabilities and shareholders’ equity	$1,160,657	$1,140,155

Statements of Operations Citizens Republic Bancorp (Parent Only)
(in thousands)	2011	2010	2009

Income
Interest on taxable investment securities	$545	$284	$289
Interest from bank subsidiary	214	1,830	4,118
Service fees from bank subsidiaries	—	14,438	13,825
Other	(387)	884	(15,286)

Total	372	17,436	2,946

Expenses
Interest	6,391	6,190	17,722
Salaries and employee benefits	2,747	16,499	17,817
Service fees paid to bank subsidiaries	602	955	955
Goodwill impairment	—	—	231,614
Other noninterest expense	1,639	1,507	1,490

Total	11,379	25,151	269,598

Loss before income taxes and equity in undistributed earnings of subsidiaries	(11,007)	(7,715)	(266,652)
Income tax benefit	664	1,715	2,620
Equity in undistributed earnings (loss) of subsidiaries	17,010	(283,104)	(241,712)

Income (loss) from continuing operations	6,667	(289,104)	(505,744)
Loss from discontinued operations (net of income tax)	—	(3,821)	(8,469)

Net income (loss)	6,667	(292,925)	(514,213)
Dividend on redeemable preferred stock	(22,985)	(21,685)	(19,777)

Loss attributable to common shareholders	$(16,318)	$(314,610)	$(533,990)

Statements of Cash Flows Citizens Republic Bancorp (Parent Only)
(in thousands)	2011	2010	2009
Operating Activities
Net income (loss)	$6,667	$(292,925)	$(514,213)
Less: Loss from discontinued operations, net income tax	—	(3,821)	(8,469)

Income (loss) from continuing operations	6,667	(289,104)	(505,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	241,817
Net (decrease) increase in deferred tax asset valuation allowance	1,655	1,733	(1,020)
Net decrease (increase) in current and deferred income taxes	(9,097)	2,253	70
Increase (decrease) in long term debt interest	4,934	—	(2,919)
Increase (decrease) in pension non-qualified	60	160	(6,874)
Net loss on debt extinguishment	—	—	15,929
Recognition of stock-based compensation expense	3,008	2,086	1,803
(Increase) decrease in equity in undistributed net (loss) income of subsidiaries	(17,010)	283,104	241,712
Other	1,309	1,417	(6,458)
Discontinued operations, net	—	5,934	(8,469)

Net cash (used) provided by operating activities	(8,474)	7,583	(30,153)

Investing Activities
Net decrease in money market investments	2,778	46,606	112,534
Proceeds from sales of investment securities	2,365	1,541	767
Proceeds from sale of discontinued operations	—	48,331	—

Net cash provided by investing activities	5,143	96,478	113,301

Financing Activities
Capital contribution to subsidiary bank	—	(100,000)	(74,000)
Cash dividends paid on preferred stock	—	—	(13,875)
Shares purchased	(34)	(28)	(70)

Net cash used by financing activities	(34)	(100,028)	(87,945)

Net (decrease) increase in cash and due from banks	(3,365)	4,033	(4,797)
Cash and due from banks at beginning of period	6,990	2,957	7,754

Cash and due from banks at end of period	$3,625	$6,990	$2,957

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Citizens Republic Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. and subsidiary at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Detroit, Michigan

February 27, 2012

SELECTED QUARTERLY INFORMATION (unaudited)

The table below sets forth selected quarterly financial information for each calendar quarter during 2011 and 2010.

Selected Quarterly Information
	2011				2010
(in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$99,330	$101,475	$102,229	$104,785	$114,024	$118,761	$124,945	$126,714
Interest expense	21,281	22,634	24,623	26,171	32,293	37,203	40,359	45,525
Net interest income	78,049	78,841	77,606	78,614	81,731	81,558	84,586	81,189
Provision for loan losses(1)	15,007	17,481	17,596	88,724	131,296	89,617	70,614	101,355
Noninterest income (2)	24,363	24,427	23,325	23,143	24,028	25,956	22,282	22,393
Noninterest expense (1)(3)	66,640	65,411	69,444	81,656	77,234	74,740	77,010	78,103
Net income (loss) from continuing operations (6)	18,244	32,944	24,157	(68,678)	(106,154)	(62,471)	(44,456)	(76,023)
Discontinued operations (after tax) (4)	—	—	—	—	—	—	5,151	(8,973)
Net income (loss)	18,244	32,944	24,157	(68,678)	(106,154)	(62,471)	(39,305)	(84,996)
Dividend on redeemable preferred stock	(5,897)	(5,761)	(5,701)	(5,627)	(5,545)	(5,451)	(5,406)	(5,282)
Net income (loss) attributable to common shareholders	12,347	27,183	18,456	(74,305)	(111,699)	(67,922)	(44,711)	(90,278)

Shares outstanding (end of period)(5)	40,260,213	40,255,758	40,251,874	39,778,255	39,716,714	39,707,068	39,697,912	39,439,186

Income (Loss) Per Share from Continuing Operations(5):
Basic	$0.31	$0.68	$0.46	$(1.89)	$(2.83)	$(1.72)	$(1.27)	$(2.06)
Diluted	0.31	0.68	0.46	(1.89)	(2.83)	(1.72)	(1.27)	(2.06)
Income (Loss) Per Share from Discontinued Operations(5):
Basic	$—	$—	$—	$—	$—	$—	$0.13	$(0.23)
Diluted	—	—	—	—	—	—	0.13	(0.23)
Net Income (Loss) Per Common Share(5):
Basic	$0.31	$0.68	$0.46	$(1.89)	$(2.83)	$(1.72)	$(1.14)	$(2.29)
Diluted	0.31	0.68	0.46	(1.89)	(2.83)	(1.72)	(1.14)	(2.29)

(1)	Decreases in Provision for loan losses and Noninterest expense in the second, third, and fourth quarters of 2011 reflect the completion of our accelerated problem asset resolution efforts.
(2)

Noninterest income includes a gain on investment securities of $8.0 million in the second and the first quarter of 2010, respectively and fair-value adjustments on loans held for sale of $3.1 million, $1.4 million, $8.4 million and $7.7 million in the fourth, third, second and first quarters of 2010, respectively.

(3)

Noninterest expense includes $1.1 million, $1.2 million, $1.4 million and $9.1 million in fair-value adjustments on other real estate (“ORE”) in the fourth, third, second and first quarters of 2011 and $0.9 million, $2.0 million, $3.8 million and $6.8 million in fair-value adjustments on ORE properties in the fourth, third, second and first quarters of 2010, respectively.

(4)	In April 2010, Citizens finalized the sale of its wholly owned subsidiary, F&M to Great Western Bank. As a result, we have accounted for F&M as discontinued operations.
(5)	Number of shares and per share data were adjusted to reflect the 1-for-10 reverse stock split effective 7/1/11 and include participating shares which are restricted stock units and restricted shares.
(6)

Net income (loss) from continuing operations includes tax provision (benefit) of $2.5 million, ($12.6) million, and ($10.3) million in fourth, third, and second quarters of 2011 respectively and $3.4 million, $5.6 million, and $3.7 million in fourth, third, and second quarters

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

As of December 31, 2011, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Lisa T. McNeely	/s/ Cathleen H. Nash
Lisa T. McNeely	Cathleen H. Nash
Executive Vice President and Chief Financial Officer	President and Chief Executive Officer

Changes in Internal Control over Financial Reporting

No changes were made to Citizens’ internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.

We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens Republic Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Republic Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Detroit, Michigan

February 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears under the captions “Proposal 1 - Election of Directors”; “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Citizens’ proxy statement for its 2012 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item appears under the caption “Proposal 1 - Election of Directors - Compensation of Directors,” and under the caption “Executive Compensation” of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the caption “Security Ownership” of the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, restricted stock awards, restricted stock units, and performance awards to employees and non-employee directors up to a maximum of 2.4 million shares. At December 31, 2011, Citizens had 1,149,813 shares of common stock reserved for future issuance under the current plan.

In conjunction with the Republic merger in 2006, Citizens assumed Republic’s active stock-option plans which had previously been approved by Republic’s shareholders. Citizens has not made any awards under the assumed plans and treats these plans as if they are terminated as to future grants.

The following table sets forth, with respect to all of the stock-based compensation plans, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance, as of December 31, 2011.

At December 31, 2011
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	175,004	(1)	279.35	1,149,813

(1)

Options for 8,480 Citizens common shares with a weighted-average exercise price of $160.10 per share were outstanding under the assumed Republic plans as of December 31, 2011 and are included in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item appears under the caption “Executive Compensation - Compensation Committee Interlocks and Certain Transactions and Relationships” of the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the captions “Proposal 4 - Appointment of Independent Certified Public Accountants” and “Corporate Governance - Meetings of Directors and Committees of the Board of Directors” of the Proxy Statement, and is incorporated herein by reference.

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

2. Financial Statement Schedules:

All schedules are omitted - see Item 15(c) below.

3. Exhibits:

The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

(b)	Exhibits:

The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference. At the request of any shareholder, Citizens will furnish any exhibit upon the payment of a fee of $0.10 per page to cover the costs of furnishing the exhibit.

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

CITIZENS REPUBLIC BANCORP, INC.
(Registrant)

by /s/ Cathleen H. Nash	Date: February 27, 2012
Cathleen H. Nash
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lisa T. McNeely	Chief Financial Officer	February 27, 2012
Lisa T. McNeely	(principal financial officer)

/s/ Cathleen H. Nash	President and Chief Executive Officer	February 27, 2012
Cathleen H. Nash	(principal executive officer)

/s/ Joseph C. Czopek	Controller and	February 27, 2012
Joseph C. Czopek	Principal Accounting Officer

/s/ Lizabeth A. Ardisana	Director	February 27, 2012
Lizabeth A. Ardisana

/s/ George J. Butvilas	Director	February 27, 2012
George J. Butvilas

/s/ Madeleine L. Champion	Director	February 27, 2012
Madeleine L. Champion

/s/ Robert S. Cubbin	Director	February 27, 2012
Robert S. Cubbin

/s/ Richard J. Dolinski	Director	February 27, 2012
Richard J. Dolinski

/s/ William M. Fenimore Jr.	Director	February 27, 2012
William M. Fenimore Jr.

SIGNATURES (continued)

/s/ Gary J. Hurand	Director	February 27, 2012
Gary J. Hurand

/s/ Benjamin W. Laird	Director	February 27, 2012
Benjamin W. Laird

/s/ Stephen J. Lazaroff	Director	February 27, 2012
Stephen J. Lazaroff

/s/ Kendall B. Williams	Director	February 27, 2012
Kendall B. Williams

/s/ James L. Wolohan	Chairman of the Board	February 27, 2012
James L. Wolohan

EXHIBIT INDEX

The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Exhibit

2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed February 2, 2010).

3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of July 1, 2011 (Citizens’ 2011 Second Quarter Report on Form 10-Q).

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

4.2	Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.3	Registration Rights Agreement, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (Citizens’ 2003 Second Quarter Report on Form 10-Q).

4.13	Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association, as Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14	First Supplemental Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association as Trustee (Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15	Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Republic Bancorp, Inc., U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16	Guarantee Agreement, dated October 3, 2006, between Citizens Republic Bancorp, Inc. as Guarantor and U.S. Bank National Association as Guarantee Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.19	Warrant to purchase common stock, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit

10.9*	Citizens Republic Bancorp, Inc. Amended and Restated Section 401(k) Plan (Citizens’ registration statement on Form S-8, registration no. 333-09455).

10.13	Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Republic Bancorp, Inc., as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14	Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.20*	Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.26*	Form of Stock Option Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.37	Form of Restricted Stock Agreement (Employee Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38	Form of Restricted Stock Agreement (Non-Employee Director Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.46*	Letter Agreement between Citizens Republic Bancorp, Inc., and the U.S. Department of the Treasury, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed on December 15, 2008).

10.47*	Form of Waiver Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed on December 15, 2008).

10.48*	Form of Consent Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.50*	Letter Agreement dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009).

10.52*	Form of Long Term Incentive Award Agreement, dated January 29, 2009 (Citizens’ 2009 First Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit

10.54*	Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lizabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams and James L. Wolohan (Citizens’ 2009 Third Quarter Report on Form 10-Q).

10.55*	Amended and Restated Deferred Compensation Plan for Directors (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.56*	Amended and Restated Deferred Compensation Plan for Executives (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.57*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2010) (Citizens’ Form 8-K filed on may 10, 2010).

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010 (Citizens’ 2010 Second Quarter Report on Form 10-Q ).

10.59*	Form of Salary Stock Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, and Judith L. Klawinski (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.60*	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Lisa T. McNeely and Judith L. Klawinski relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.61*	Form of Long-Term Incentive Restricted Stock Unit Agreement with Mark W. Widawski and Thomas W. Gallagher relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10- Q).

10.62*	Form of Amended and Restated Change in Control Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, Judith L. Klawinski and Thomas W. Gallagher (2010) (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.63*	Amendment to the Amended and Restated Citizens Republic Bancorp, Inc. Deferred Compensation Plan for Executives (Citizens’ 2011 First Quarter Report on Form 10-Q).

10.64*	Amendment to the Amended and Restated Citizens Republic Bancorp, Inc. Deferred Compensation Plan for Directors (Citizens’ 2011 First Quarter Report on Form 10-Q).

10.65*	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Lisa T. McNeely, and Judith L. Klawinski relating to the 2011 incentive award (Citizens’ 2011 Second Quarter Report on Form 10-Q).

10.66*	Form of Long-Term Incentive Restricted Stock Unit Agreement with Mark W. Widawski and Thomas W. Gallagher relating to the 2011 incentive award (Citizens’ 2011 Second Quarter Report on Form 10-Q).

10.67*	Form of Retainer Stock Agreement for Directors (Citizens’ 2011 Second Quarter Report on Form 10- Q).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.