Form 10-Q
period 2012-03-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2012-05-03
CIK 351077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, No Par Value	40,035,092 Shares

Citizens Republic Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

Citizens Republic Bancorp, Inc.

(in thousands, except share amounts)	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Cash and due from banks	$145,240	$153,418	$136,638
Money market investments	300,174	313,632	495,562
Investment Securities:
Securities available for sale, at fair value	1,492,985	1,312,733	2,119,416
Securities held to maturity, at amortized cost (fair value of $1,422,253, $1,487,550 and $541,646, respectively)	1,374,449	1,444,054	547,449

Total investment securities	2,867,434	2,756,787	2,666,865
FHLB and Federal Reserve stock	117,943	117,943	143,873
Portfolio loans:
Commercial and industrial	1,657,140	1,543,529	1,353,167
Commercial real estate	1,487,059	1,544,361	1,794,284

Total commercial	3,144,199	3,087,890	3,147,451
Residential mortgage	611,166	637,245	727,304
Direct consumer	903,238	933,314	1,006,424
Indirect consumer	869,460	871,086	823,019

Total portfolio loans	5,528,063	5,529,535	5,704,198
Less: Allowance for loan losses	(153,007)	(172,726)	(224,117)

Net portfolio loans	5,375,056	5,356,809	5,480,081
Loans held for sale	13,627	10,402	38,121
Premises and equipment	95,795	97,970	102,162
Goodwill	318,150	318,150	318,150
Other intangible assets	6,850	7,428	9,626
Bank owned life insurance	221,268	220,280	218,016
Other assets	115,809	110,030	115,019

Total assets	$9,577,346	$9,462,849	$9,724,113

Liabilities
Noninterest-bearing deposits	$1,692,865	$1,614,311	$1,413,920
Interest-bearing demand deposits	993,143	951,590	956,676
Savings deposits	2,771,150	2,627,665	2,646,851

Core deposits	5,457,158	5,193,566	5,017,447
Time deposits	2,033,204	2,201,375	2,674,058

Total deposits	7,490,362	7,394,941	7,691,505
Federal funds purchased and securities sold under agreements to repurchase	34,779	40,098	40,069
Other short-term borrowings	—	—	690
Other liabilities	153,987	154,088	139,819
Long-term debt	853,599	854,185	906,629

Total liabilities	8,532,727	8,443,312	8,778,712

Shareholders’ Equity
Preferred stock - no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 3/31/12, 12/31/11, and 3/31/11, redemption value of $300 million	286,901	285,114	279,955
Common stock - no par value
Authorized - 105,000,000 shares at 3/31/12,12/31/11, and 3/31/11; Issued and outstanding - 40,044,110 at 3/31/12, 40,049,198 at 12/31/11 and 39,696,255 at 3/31/11	1,435,327	1,434,803	1,432,271
Retained deficit	(675,654)	(694,560)	(752,547)
Accumulated other comprehensive loss	(1,955)	(5,820)	(14,278)

Total shareholders’ equity	1,044,619	1,019,537	945,401

Total liabilities and shareholders’ equity	$9,577,346	$9,462,849	$9,724,113

See notes to consolidated financial statements

Consolidated Statements of Operations (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Interest Income
Interest and fees on loans	$74,879	$80,711
Interest and dividends on investment securities:
Taxable	17,309	19,610
Tax-exempt	2,254	3,086
Dividends on FHLB and Federal Reserve stock	1,140	1,125
Money market investments	215	253

Total interest income	95,797	104,785

Interest Expense
Deposits	11,096	16,375
Short-term borrowings	18	18
Long-term debt	8,564	9,778

Total interest expense	19,678	26,171

Net Interest Income	76,119	78,614
Provision for loan losses	8,397	88,724

Net interest income (loss) after provision for loan losses	67,722	(10,110)

Noninterest Income
Service charges on deposit accounts	8,985	9,429
Trust fees	3,602	3,923
Mortgage and other loan income	1,858	2,942
Brokerage and investment fees	1,324	1,108
ATM network user fees	1,808	1,755
Bankcard fees	2,457	2,238
Net gains (losses) on loans held for sale	916	(1,106)
Investment securities gains (losses)	—	(383)
Other income	3,290	3,237

Total noninterest income	24,240	23,143
Noninterest Expense
Salaries and employee benefits	33,298	31,018
Occupancy	6,696	7,562
Professional services	2,023	2,219
Equipment	3,303	3,052
Data processing services	4,048	4,352
Advertising and public relations	1,335	569
Postage and delivery	1,099	1,116
Other loan expenses	3,186	5,255
(Gains) losses on other real estate (ORE)	(385)	9,122
ORE expenses	450	1,768
Intangible asset amortization	578	828
Other expense	11,470	14,795

Total noninterest expense	67,101	81,656

Income (Loss) before Income Taxes	24,861	(68,623)
Income tax provision	—	55

Net Income (Loss)	24,861	(68,678)
Dividend on redeemable preferred stock	(5,955)	(5,627)

Net Income (Loss) Attributable to Common Shareholders	$18,906	$(74,305)

Net Income (Loss) Per Common Share:
Basic	$0.47	$(1.89)
Diluted	0.47	(1.89)
Average Common Shares Outstanding:
Basic	39,446	39,406
Diluted	39,446	39,406

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended March 31,
(in thousands)	2012	2011

Net Income (Loss)	$24,861	$(68,678)
Other comprehensive income
Unrealized gain on securities available for sale	5,818	7,480
Amortization of unrealized gain on securities transferred to held to maturity	(1,969)	(62)
Unrealized gain (loss) on qualifying cash flow hedges, net of change and reclassification	16	(1,540)

Other comprehensive income, before income taxes	3,865	5,878
Income tax provision related to other comprehensive income items	—	—

Other comprehensive income	3,865	5,878

Comprehensive income (loss)	$28,726	$(62,800)

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Citizens Republic Bancorp, Inc.

					Accumulated Other Comprehensive Income (Loss)
				Retained Earnings (Deficit)
	Preferred	Common Stock
(in thousands)	Stock	Shares	Amount			Total
Balance at December 31, 2011	$285,114	40,049	$1,434,803	$(694,560)	$(5,820)	$1,019,537
Comprehensive income, net of tax:
Net Income				24,861		24,861
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale					5,818
Amortization of unrealized gain on securities transferred from available for sale to held to maturity					(1,969)
Net change in unrealized gain on qualifying cash flow hedges					16
Other comprehensive income total						3,865

Total comprehensive income						28,726
Accretion of preferred stock discount	1,787			(1,787)		—
Accrued dividend on redeemable preferred stock				(4,168)		(4,168)
Proceeds from restricted stock activity		1	—			—
Recognition of stock-based compensation			604			604
Shares purchased		(6)	(80)			(80)

Balance - March 31, 2012	$286,901	40,044	$1,435,327	$(675,654)	$(1,955)	$1,044,619

Balance at December 31, 2010	$278,300	39,635	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive loss, net of tax:
Net loss				(68,678)		(68,678)
Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale					7,480
Amortization of unrealized gain on securities transferred from available for sale to held to maturity					(62)
Net change in unrealized gain on qualifying cash flow hedges					(1,540)
Other comprehensive income total						5,878

Total comprehensive loss						(62,800)
Accretion of preferred stock discount	1,655			(1,655)		—
Accrued dividend on redeemable preferred stock				(3,972)		(3,972)
Proceeds from restricted stock activity		61	—			—
Recognition of stock-based compensation			443			443
Shares purchased		—	(1)			(1)

Balance - March 31, 2011	$279,955	39,696	$1,432,271	$(752,547)	$(14,278)	$945,401

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended March 31,
(in thousands)	2012	2011
Operating Activities:
Net income (loss)	$24,861	$(68,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,397	88,724
Net increase in current and deferred income taxes	—	55
Depreciation and amortization	2,745	2,844
Amortization of intangibles	578	828
Amortization and fair value adjustments of purchase accounting mark to market, net	(953)	(1,504)
Fair value adjustment on loans held for sale and other real estate	470	6,177
Net amortization on investment securities	9,208	4,109
Investment securities losses	—	383
Loans originated for sale	(42,626)	(50,032)
Proceeds from loans held for sale	41,147	61,706
Net gains from loan sales	(947)	(1,446)
Net (gains) losses on other real estate	(859)	2,946
Recognition of stock-based compensation expense	604	443
Other	(12,993)	(2,133)

Net cash provided by operating activities	29,632	44,422
Investing Activities:
Net decrease (increase) in money market investments	13,458	(86,483)
Securities available for sale:
Proceeds from sales	—	2,369
Proceeds from maturities and payments	94,151	167,857
Purchases	(272,205)	(236,673)
Securities held to maturity:
Proceeds from maturities and payments	64,016	8,552
Purchases	—	(81,621)
Net (increase) decrease in loans and leases	(28,740)	337,039
Proceeds from sales of other real estate	2,096	15,809
Net increase in properties and equipment	(569)	(292)

Net cash provided by (used in) investing activities	(127,793)	126,557
Financing Activities:
Net increase (decrease) in deposits	95,421	(35,329)
Net decrease in short-term borrowings	(5,319)	(1,560)
Principal reductions in long-term debt	(39)	(125,036)
Shares purchased	(80)	(1)

Net cash provided by (used in) financing activities	89,983	(161,926)

Net (decrease) increase in cash and due from banks	(8,178)	9,053
Cash and due from banks at beginning of period	153,418	127,585

Cash and due from banks at end of period	$145,240	$136,638

Supplemental Cash Flow Information:
Interest paid	$19,284	$25,531
Income tax refunds, net	—	3,000
Supplemental Disclosures of noncash items
Properties transferred to other real estate owned	—	1,347
Loans transferred to other real estate owned	1,769	4,469
Loans transferred to held for sale	2,000	75,696
Held for sale loans transferred to other real estate	—	184
Accretion of preferred stock discount	4,168	3,972
Accrued dividend on redeemable preferred stock	1,787	1,655

See notes to consolidated financial statements.

Part I – Financial Information

Item 1 – Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Citizens Republic Bancorp, Inc.

Note 1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2011 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in Citizens’ 2011 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.

The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amounts outstanding, respectively, as of March 31, 2012. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred security holders, and consequently the Corporation is not exposed to loss related to these VIEs.

All prior year shares outstanding and per share calculations have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Accounting Standard Update (“ASU”)

FASB ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

The amendments in this ASU defer the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This ASU was adopted by Citizens in the first quarter of 2012.

FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

The amendments in this ASU are intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350. Entities will not be required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances; however, they may bypass the qualitative assessment during any reporting period. The amendment also provides examples of events and circumstances that entities should consider. This ASU was adopted by Citizens in the first quarter of 2012. The adoption of the amendments did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

FASB ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”

The amendments in this ASU will result in more converged guidance on how comprehensive income is presented under GAAP and International Financial Reporting Standards (“IFRS”), although some differences remain. The new guidance gives companies two choices of how to present items of net income, items of other comprehensive income and total comprehensive income: They can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI only in the statement of shareholders’ equity. Earnings per share would continue to be based on net income attributable to common shareholders. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. This ASU was adopted by Citizens in the first quarter of 2012, applied retrospectively. The adoption of the amendments did not have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption did have an impact on Citizens’ presentation of comprehensive income.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

The ASU amends the fair value measurement and disclosure guidance in Topic 820 to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how Citizens applies the fair value principles. This ASU was adopted by Citizens in the first quarter of 2012, applied prospectively. The adoption of the amendments did not have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption did require additional fair value disclosures.

FASB ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”

The amendments in this ASU are intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. This ASU was adopted by Citizens in the first quarter of 2012 and applies prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The adoption of the amendments did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

Pending Accounting Pronouncements

FASB ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”

The amendments in this ASU allow existing GAAP guidance for balance sheet offsetting, including industry-specific guidance. However, new disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and IFRS related to the offsetting of financial instruments. ASU 2011-11 is effective for Citizens in the first quarter of 2013, and will be applied retrospectively for all prior periods presented. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

Note 2. Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities follow.

	March 31, 2012				December 31, 2011
	Amortized Cost	Estimated Fair Value	Gross Unrealized		Amortized Cost	Estimated Fair Value	Gross Unrealized
(in thousands)			Gains	Losses			Gains	Losses

Securities available for sale:
Collateralized mortgage obligations	$362,568	$368,692	$8,034	$1,910	$364,262	$365,302	$6,811	$5,771
Mortgage-backed	965,124	1,005,600	40,844	368	784,476	823,852	39,408	32
State and municipal	111,888	118,413	6,636	111	116,411	123,308	7,019	122
Other	283	280	47	50	280	271	24	33

Total available for sale	$1,439,863	$1,492,985	$55,561	$2,439	$1,265,429	$1,312,733	$53,262	$5,958

Securities held to maturity:
Collateralized mortgage obligations(1)	$336,809	$344,007	$7,198	$—	$350,160	$356,031	$5,871	$—
Mortgage-backed(1)	934,396	967,564	33,172	4	988,930	1,018,765	29,883	48
State and municipal	103,244	110,682	7,438	—	104,964	112,754	7,836	46

Total held to maturity	$1,374,449	$1,422,253	$47,808	$4	$1,444,054	$1,487,550	$43,590	$94

FHLB and Federal Reserve stock	$117,943	$117,943	$—	$—	$117,943	$117,943	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $636.5 million at March 31, 2012 and $665.8 million at December 31, 2011 were pledged to secure public deposits, repurchase agreements and other liabilities.

In June 2011, Citizens transferred certain mortgage-backed securities from the available for sale to the held to maturity category in accordance with Topic 320 “Investments-Debt and Equity Securities.” Management determined that it had the positive intent and ability to hold these investments to maturity. The securities transferred had a total amortized cost of $924.6 million and a fair value of $943.1 million. The unrealized gain of $18.5 million is being amortized over the remaining life of the securities as an adjustment of the yield, offset against the amortization of the unrealized gain maintained in accumulated other comprehensive income.

The amortized cost and estimated fair value of debt securities by maturity are shown below.

	March 31, 2012
	Amortized	Estimated Fair
(in thousands)	Cost	Value
Securities available for sale:
State and municipal
Contractual maturity within one year	$11,723	$11,932
After one year through five years	15,464	16,074
After five years through ten years	57,301	60,972
After ten years	27,400	29,435

Subtotal	111,888	118,413
Collateralized mortgage obligations and mortgage-backed	1,327,692	1,374,292
Other	283	280

Total available for sale	$1,439,863	$1,492,985

Securities held to maturity:
State and municipal
Contractual maturity within one year	$2,078	$2,106
After one year through five years	7,613	8,111
After five years through ten years	59,975	63,919
After ten years	33,578	36,546

Subtotal	103,244	110,682
Collateralized mortgage obligations and mortgage-backed	1,271,205	1,311,571

Total held to maturity	$1,374,449	$1,422,253

A total of 41 securities had unrealized losses at March 31, 2012, compared with 45 securities as of December 31, 2011. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows.

	Less than 12 Months		More than 12 Months		Total
March 31, 2012 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities available for sale:
Collateralized mortgage obligations	$62,976	$483	$25,998	$1,427	$88,974	$1,910
Mortgage-backed	120,292	368	119	—	120,411	368
State and municipal	251	1	972	110	1,223	111
Other	—	—	147	50	147	50

Total available for sale	$183,519	$852	$27,236	$1,587	$210,755	$2,439

Securities held to maturity:
Mortgage-backed	$5,242	$4	$—	$—	$5,242	$4

Total held to maturity	$5,242	$4	$—	$—	$5,242	$4

	Less than 12 Months		More than 12 Months		Total
December 31, 2011 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities available for sale:
Collateralized mortgage obligations	$56,326	$2,858	$20,097	$2,913	$76,423	$5,771
Mortgage-backed	26,016	31	122	1	26,138	32
State and municipal	1,191	27	1,062	95	2,253	122
Other	—	—	234	33	234	33

Total available for sale	$83,533	$2,916	$21,515	$3,042	$105,048	$5,958

Securities held to maturity:
Mortgage-backed	$9,093	$48	$—	$—	$9,093	$48
State and municipal	—	—	950	46	950	46

Total held to maturity	$9,093	$48	$950	$46	$10,043	$94

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of March 31, 2012, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statements of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, legislation or other previously mentioned criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At March 31, 2012, the whole loan CMOs had a market value of $89.0 million with gross unrealized losses of $1.9 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the March 31, 2012 credit review demonstrated no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at March 31, 2012.

Citizens maintains several nonqualified deferred compensation plans for its executive officers, senior management, and directors permitting the deferral of a portion of compensation. Citizens obligation under the plans represents an unsecured promise to pay benefits in the future. Changes in this obligation are recognized as salaries and employee benefits expense in the consolidated statements of operations. In the event of bankruptcy or insolvency, assets of the plans would be available to satisfy the claims of general creditors. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The assets held by the plans as well as the corresponding obligations were $9.3 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively. The assets of the plans are classified as trading securities and are carried at fair value within Other Assets in the consolidated balance sheets. Realized gains and losses along with changes in unrealized gains and losses from plan assets are recorded in Other Income in the consolidated statements of operations. Trading gains of $0.8 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively, were recognized during the period for trading securities as of the report date.

No security sales were completed during the first quarter of 2012. During the first quarter of 2011, Citizens completed sales of available for sale securities with an amortized cost of $2.8 million recording a net loss of $0.4 million.

Note 3. Loans

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

The quality of Citizens loan portfolios is assessed as a function of net loan losses, levels of nonperforming loans and delinquencies, and credit quality ratings. These credit quality ratings are an important part of the overall credit risk management process and evaluation of the allowance for loan losses (see Note 4 – Allowance for Loan Losses).

Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when the collection of principal or interest, in full, is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Cash collected on nonaccrual loans is generally applied to outstanding principal. Loans are normally restored to accrual status if and when interest and principal payments are current, it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis, and the borrower has maintained the loan in a current status for a period of not less than 6 months. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, nonperforming loans held for sale, and other repossessed assets acquired.

The following tables provide a summary of loans by class, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

	March 31, 2012
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$—	$—	$—	$—	$5,387	$5,387
Land development	130	—	207	337	6,889	7,226
Construction	—	—	150	150	6,260	6,410
Income producing	1,447	—	18,566	20,013	857,448	877,461
Owner-occupied	5,177	—	20,716	25,893	564,682	590,575

Total commercial real estate	6,754	—	39,639	46,393	1,440,666	1,487,059
Commercial and industrial	368	156	7,673	8,197	1,356,289	1,364,486
Small business(1)	2,519	—	6,956	9,475	283,179	292,654

Total commercial	9,641	156	54,268	64,065	3,080,134	3,144,199

Residential mortgage	7,568	—	11,137	18,705	592,461	611,166
Direct consumer	14,002	8	8,895	22,905	880,333	903,238
Indirect consumer	8,780	—	1,074	9,854	859,606	869,460

Total consumer	30,350	8	21,106	51,464	2,332,400	2,383,864

Total financing receivables	$39,991	$164	$75,374	$115,529	$5,412,534	$5,528,063

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$21	$—	$—	$21	$6,521	$6,542
Land development	—	—	213	213	12,891	13,104
Construction	—	—	150	150	5,697	5,847
Income producing	2,508	—	21,171	23,679	890,076	913,755
Owner-occupied	2,345	—	23,798	26,143	578,970	605,113

Total commercial real estate	4,874	—	45,332	50,206	1,494,155	1,544,361
Commercial and industrial	212	766	10,633	11,611	1,235,180	1,246,791
Small business(1)	2,242	—	6,313	8,555	288,183	296,738

Total commercial	7,328	766	62,278	70,372	3,017,518	3,087,890

Residential mortgage	9,544	—	11,312	20,856	616,389	637,245
Direct consumer	17,810	4	12,115	29,929	903,385	933,314
Indirect consumer	13,067	—	953	14,020	857,066	871,086

Total consumer	40,421	4	24,380	64,805	2,376,840	2,441,645

Total financing receivables	$47,749	$770	$86,658	$135,177	$5,394,358	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	March 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$509	$—	$1,154	$1,663	$15,610	$17,273
Land development	—	—	78	78	22,666	22,744
Construction	—	—	395	395	22,902	23,297
Income producing	4,817	—	28,250	33,067	1,005,607	1,038,674
Owner-occupied	1,981	—	21,738	23,719	668,577	692,296

Total commercial real estate	7,307	—	51,615	58,922	1,735,362	1,794,284
Commercial and industrial	1,454	647	19,494	21,595	1,012,542	1,034,137
Small business(1)	4,723	—	6,291	11,014	308,016	319,030

Total commercial	13,484	647	77,400	91,531	3,055,920	3,147,451

Residential mortgage	10,279	—	30,385	40,664	686,640	727,304
Direct consumer	17,210	13	13,043	30,266	976,158	1,006,424
Indirect consumer	10,187	—	1,169	11,356	811,663	823,019

Total consumer	37,676	13	44,597	82,286	2,474,461	2,556,747

Total financing receivables	$51,160	$660	$121,997	$173,817	$5,530,381	$5,704,198

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Commercial loans by risk category of class areas follow.

	March 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,281	$782	$2,324	$—	$5,387
Land development	6,672	216	338	—	7,226
Construction	4,769	1,172	469	—	6,410
Income producing	615,011	155,679	105,935	836	877,461
Owner-occupied	460,330	71,765	57,198	1,282	590,575

Total commercial real estate	1,089,063	229,614	166,264	2,118	1,487,059
Commercial and industrial	1,189,666	108,367	66,293	160	1,364,486
Small business(1)	247,240	21,494	23,581	339	292,654

Total commercial	$2,525,969	$359,475	$256,138	$2,617	$3,144,199

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,427	$803	$3,312	$—	$6,542
Land development	12,087	252	765	—	13,104
Construction	4,039	1,508	300	—	5,847
Income producing	633,855	164,756	112,458	2,686	913,755
Owner-occupied	475,604	66,576	61,429	1,504	605,113

Total commercial real estate	1,128,012	233,895	178,264	4,190	1,544,361
Commercial and industrial	1,059,316	113,126	74,307	42	1,246,791
Small business(1)	251,790	21,803	22,925	220	296,738

Total commercial	$2,439,118	$368,824	$275,496	$4,452	$3,087,890

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	March 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$3,533	$8,382	$5,336	$22	$17,273
Land development	12,823	682	9,239	—	22,744
Construction	18,385	4,635	238	39	23,297
Income producing	685,242	202,405	144,882	6,145	1,038,674
Owner-occupied	540,822	64,876	85,894	704	692,296

Total commercial real estate	1,260,805	280,980	245,589	6,910	1,794,284
Commercial and industrial	801,754	106,382	125,158	843	1,034,137
Small business(1)	268,790	24,814	25,061	365	319,030

Total commercial	$2,331,349	$412,176	$395,808	$8,118	$3,147,451

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

	March 31, 2012
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$600,029	$894,335	$868,386	$2,362,750
Nonperforming	11,137	8,903	1,074	21,114

Total	$611,166	$903,238	$869,460	$2,383,864

	December 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$625,933	$921,195	$870,133	$2,417,261
Nonperforming	11,312	12,119	953	24,384

Total	$637,245	$933,314	$871,086	$2,441,645

	March 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$696,919	$993,368	$821,850	$2,512,137
Nonperforming	30,385	13,056	1,169	44,610

Total	$727,304	$1,006,424	$823,019	$2,556,747

Note 4. Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a risk-allocated allowance for the remainder of the portfolio and a general valuation allowance estimate. For additional information regarding Citizens policies and methodology used to estimate the allowance for loan losses, see Note 1 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

The activity within the allowance for loan losses is presented below.

	Three Months Ended March 31, 2012
(in thousands)	Allowance for Loan Losses at December 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at March 31, 2012
Commercial and industrial	$14,044	$594	$(2,388)	$376	$(2,012)	$12,626
Small business	12,230	1,846	(1,265)	248	(1,017)	13,059
Commercial real estate	63,999	(2,598)	(8,997)	2,493	(6,504)	54,897

Total commercial	90,273	(158)	(12,650)	3,117	(9,533)	80,582
Residential mortgage	36,460	(2,598)	(5,210)	134	(5,076)	28,786
Direct consumer	33,020	12,615	(11,527)	592	(10,935)	34,700
Indirect consumer	12,973	(1,462)	(3,251)	679	(2,572)	8,939

Total	$172,726	$8,397	$(32,638)	$4,522	$(28,116)	$153,007

	Three Months Ended March 31, 2011
(in thousands)	Allowance for Loan Losses at December 31, 2010	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at March 31, 2011
Commercial and industrial	$26,619	$17,635	$(29,712)	$1,603	$(28,109)	$16,145
Small business	16,334	1,495	(4,078)	174	(3,904)	13,925
Commercial real estate	156,623	56,425	(118,721)	913	(117,808)	95,240

Total commercial	199,576	75,555	(152,511)	2,690	(149,821)	125,310
Residential mortgage	47,623	7,679	(3,403)	3	(3,400)	51,902
Direct consumer	32,255	5,237	(6,468)	972	(5,496)	31,996
Indirect consumer	16,577	253	(2,472)	551	(1,921)	14,909

Total	$296,031	$88,724	$(164,854)	$4,216	$(160,638)	$224,117

A summary of the allowance for loan losses, segregated by portfolio segment follows.

	March 31, 2012
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$159	$12,292	$175	$12,626
Small business	35	12,499	525	13,059
Commercial real estate	2,154	51,443	1,300	54,897

Total commercial	2,348	76,234	2,000	80,582
Residential mortgage	3,201	25,585	—	28,786
Direct consumer	328	34,372	—	34,700
Indirect consumer	—	8,939	—	8,939

Total allowance for loan losses	$5,877	$145,130	$2,000	$153,007

	March 31, 2012
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$6,523	$1,355,411	$2,552	$1,364,486
Small business (1)	687	291,752	215	292,654
Commercial real estate	53,325	1,435,400	(1,666)	1,487,059

Total commercial	60,535	3,082,563	1,101	3,144,199
Residential mortgage	15,113	601,327	(5,274)	611,166
Direct consumer	6,957	894,922	1,359	903,238
Indirect consumer	479	848,728	20,253	869,460

Total portfolio loans	$83,084	$5,427,540	$17,439	$5,528,063

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$42	$13,302	$700	$14,044
Small business	—	11,730	500	12,230
Commercial real estate	4,110	58,589	1,300	63,999

Total commercial	4,152	83,621	2,500	90,273
Residential mortgage	2,837	33,623	—	36,460
Direct consumer	70	32,950	—	33,020
Indirect consumer	—	12,973	—	12,973

Total allowance for loan losses	$7,059	$163,167	$2,500	$172,726

	December 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$8,842	$1,245,902	$(7,953)	$1,246,791
Small business (1)	557	295,972	209	296,738
Commercial real estate	57,562	1,488,657	(1,858)	1,544,361

Total commercial	66,961	3,030,531	(9,602)	3,087,890
Residential mortgage	15,140	623,779	(1,674)	637,245
Direct consumer	4,607	928,930	(223)	933,314
Indirect consumer	478	850,868	19,740	871,086

Total portfolio loans	$87,186	$5,434,108	$8,241	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	March 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$617	$15,528	$—	$16,145
Small business	78	13,847	—	13,925
Commercial real estate	6,737	84,753	3,750	95,240

Total commercial	7,432	114,128	3,750	125,310
Residential mortgage	2,019	49,883	—	51,902
Direct consumer	184	31,812	—	31,996
Indirect consumer	—	14,909	—	14,909

Total allowance for loan losses	$9,635	$210,732	$3,750	$224,117

	March 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$16,344	$998,266	$19,527	$1,034,137
Small business (1)	1,398	317,448	184	319,030
Commercial real estate	48,112	1,749,446	(3,274)	1,794,284

Total commercial	65,854	3,065,160	16,437	3,147,451
Residential mortgage	13,435	715,589	(1,720)	727,304
Direct consumer	3,585	1,003,711	(872)	1,006,424
Indirect consumer	470	805,318	17,231	823,019

Total portfolio loans	$83,344	$5,589,778	$31,076	$5,704,198

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Citizens recognized $0.7 million and $0.3 million of interest income on nonperforming loans for the three months ended March 31, 2012 and March 31, 2011, respectively. Had nonaccrual loans performed in accordance with their original contract terms, Citizens would have recognized additional interest income of approximately $2.0 million and $2.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at March 31, 2012.

A summary of information regarding loans individually reviewed for impairment, segregated by class are set forth in the following table.

	March 31, 2012
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date
Nonaccrual loans (impaired)
Income producing	$21,597	$7,354	$8,465	$15,819	$836	$16,916
Owner-occupied	20,160	8,787	5,806	14,593	1,318	15,788

Total commercial real estate	41,757	16,141	14,271	30,412	2,154	32,704
Commercial and industrial	15,053	6,105	418	6,523	159	7,689
Small business	200	—	200	200	35	133

Total commercial	57,010	22,246	14,889	37,135	2,348	40,526

Residential mortgage	4,330	150	4,180	4,330	1,021	5,476
Direct consumer	918	318	600	918	82	1,033
Indirect consumer	479	479	—	479	—	478

Total consumer	5,727	947	4,780	5,727	1,103	6,987

Total nonaccrual loans (impaired)	62,737	23,193	19,669	42,862	3,451	47,513

Accrual loans (impaired)
Income producing	7,474	7,474	—	7,474	—	7,475
Owner-occupied	15,439	15,439	—	15,439	—	15,276

Total commercial real estate	22,913	22,913	—	22,913	—	22,751
Small business	487	487	—	487	—	489

Total commercial	23,400	23,400	—	23,400	—	23,240

Residential mortgage	10,783	2,469	8,314	10,783	2,180	9,650
Direct consumer	6,039	4,417	1,622	6,039	246	4,743

Total consumer	16,822	6,886	9,936	16,822	2,426	14,393

Total accrual loans (impaired)	40,222	30,286	9,936	40,222	2,426	37,633

Total impaired loans	$102,959	$53,479	$29,605	$83,084	$5,877	$85,146

	December 31, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$45
Land development	—	—	—	—	—	—	85
Construction	—	—	—	—	—	129	224
Income producing	23,394	9,163	8,838	18,001	2,686	18,989	19,516
Owner-occupied	22,338	13,276	3,694	16,970	1,424	19,267	17,069

Total commercial real estate	45,732	22,439	12,532	34,971	4,110	38,385	36,939
Commercial and industrial	17,197	8,196	646	8,842	42	10,215	12,499
Small business	131	66	—	66	—	66	269

Total commercial	63,060	30,701	13,178	43,879	4,152	48,666	49,707

Residential mortgage	6,610	587	6,023	6,610	1,346	9,075	10,592
Direct consumer	1,168	647	500	1,147	55	1,757	1,519
Indirect consumer	478	478	—	478	—	476	474

Total consumer	8,256	1,712	6,523	8,235	1,401	11,308	12,585

Total nonaccrual loans (impaired)	71,316	32,413	19,701	52,114	5,553	59,974	62,292

Accrual loans (impaired)
Income producing	7,476	7,476	—	7,476	—	7,497	7,524
Owner-occupied	15,115	15,115	—	15,115	—	9,125	6,166

Total commercial real estate	22,591	22,591	—	22,591	—	16,622	13,690
Small business	491	491	—	491	—	494	500

Total commercial	23,082	23,082	—	23,082	—	17,116	14,190

Residential mortgage	8,530	2,088	6,442	8,530	1,491	5,691	3,966
Direct consumer	3,460	3,360	100	3,460	15	2,854	2,570

Total consumer	11,990	5,448	6,542	11,990	1,506	8,545	6,536

Total accrual loans (impaired)	35,072	28,530	6,542	35,072	1,506	25,661	20,726

Total impaired loans	$106,388	$60,943	$26,243	$87,186	$7,059	$85,635	$83,018

	March 31, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter to Date

Nonaccrual loans (impaired)
Land hold	$553	$—	$183	$183	$22	$1,105
Land development	—	—	—	—	—	1,356
Construction	471	238	—	238	—	3,539
Income producing	27,931	6,534	16,570	23,104	6,085	38,954
Owner-occupied	18,713	10,296	3,566	13,862	630	23,278

Total commercial real estate	47,668	17,068	20,319	37,387	6,737	68,232
Commercial and industrial	26,213	12,381	3,963	16,344	617	29,440
Small business	910	201	688	889	78	1,334

Total commercial	74,791	29,650	24,970	54,620	7,432	99,006

Residential mortgage	12,305	2,247	10,058	12,305	1,988	8,981
Direct consumer	1,374	254	1,048	1,302	114	1,431
Indirect consumer	470	470	—	470	—	470

Total consumer	14,149	2,971	11,106	14,077	2,102	10,882

Total nonaccrual loans (impaired)	88,940	32,621	36,076	68,697	9,534	109,888

Accrual loans (impaired)
Income producing	7,553	7,553	—	7,553	—	3,735
Owner-occupied	3,172	3,172	—	3,172	—	3,950

Total commercial real estate	10,725	10,725	—	10,725	—	7,685
Small business	509	509	—	509	—	252

Total commercial	11,234	11,234	—	11,234	—	7,937

Residential mortgage	1,130	968	162	1,130	31	1,498
Direct consumer	2,283	1,663	620	2,283	70	1,906

Total consumer	3,413	2,631	782	3,413	101	3,404

Total accrual loans (impaired)	14,647	13,865	782	14,647	101	11,341

Total impaired loans	$103,587	$46,486	$36,858	$83,344	$9,635	$121,229

Troubled Debt Restructurings. A modified loan is considered a Troubled Debt Restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made that would not otherwise be considered for a borrower with similar credit characteristics. While commercial loan modifications vary depending on circumstances, the most common types of modifications for residential and consumer loans include below market rate reductions and/or maturity extensions, and generally do not include forgiveness of principal balances. Modified terms are dependent upon the financial position and needs of the individual borrower. Citizens does not employ modification programs for temporary or trial periods; all modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated.

Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. At March 31, 2012 the majority of Citizens’ TDRs were on accrual status and are all were reported as impaired. TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, the loans remain classified as TDRs.

The recorded investment balance of TDRs approximated $30.1 million at March 31, 2012. TDRs of $17.9 million were on accrual status and TDRs of $12.2 million were on nonaccrual status at March 31, 2012. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows for or underlying collateral of loans in this status. At March 31, 2012, the allowance for loan losses included specific reserves of $3.5 million related to TDRs, which included $3.2 million related to mortgage TDRs and $0.3 million related to direct consumer TDRs. For the three months ended March 31, 2012, Citizens charged off $0.4 million for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified as a TDR in 2012.

	March 31, 2012
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Commercial real estate	1	$938	$600	6.00%
Residential mortgage	9	1,746	1,746	2.61
Direct consumer	38	2,802	2,723	4.42

Total portfolio loans	48	$5,486	$5,069	3.98

The following table provides information on how loans were modified as a TDR in 2012.

(in thousands)	March 31, 2012 Post-Modification Recorded Investment
Extended maturity	$908
Interest rate adjustments	1,541
Combination of rate and maturity	1,856
Other (1)	764

Total	$5,069

(1)	Other includes convenant modification, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. During the three months ended March 31, 2012 there was one loan with a balance of less than $0.1 million in payment default.

Note 5. Long-Term Debt

The components of long-term debt are presented below.

	March 31,	December 31,
(in thousands)	2012	2011
Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,138	$17,101
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,677
Subsidiaries:
FHLB advances	657,871	658,484
Other borrowed funds	104,139	104,149

Total long-term debt	$853,599	$854,185

Citizens restructured $100.0 million of FHLB advances during the first quarter of 2012 resulting in the locking in of lower term funding rates. The average term was extended to 10.0 years from 3.6 years and the average interest rate on the restructured advances was reduced to 4.15% from 5.32%. During 2011, Citizens restructured $245.0 million in FHLB advances extending the average remaining term to 5.8 years from 3.3 years and reducing the average interest rate to 3.32% from 4.84%.

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation it is currently in arrears with the interest payments as contractually permitted. As of March 31, 2012 and December 31, 2011, the amount of the arrearage on the payments on the subordinated debentures associated with the trust preferred securities is $11.1 million and $9.8 million, respectively.

Note 6. Income Taxes

Citizens did not record any tax benefit or expense for the first quarter of 2012 as compared to a tax provision of $0.1 million for the same period in 2011. Although Citizens was profitable during the first quarter of 2012, the estimated utilization of a net operating loss carryforward resulted in no tax expense being recognized.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of Citizens’ financial instruments that are not measured at fair value follow.

	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
	March 31, 2012
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,240	$145,240	$—	$145,240	$—
Money market investments	300,174	300,174	—	300,174	—
Securities held to maturity	1,374,449	1,422,253	—	1,422,253	—
FHLB and Federal Reserve stock	117,943	117,943	—	117,943	—
Net portfolio loans	5,375,056	5,154,357	—	—	5,154,357
Loans held for sale	13,627	13,627	—	8,566	5,061
Accrued interest receivable	32,945	32,945	—	32,945	—
Financial liabilities:
Deposits	7,490,362	7,522,608	—	7,522,608	—
Short-term borrowings	34,779	34,779	—	34,779	—
Long-term debt	853,599	927,334	50,449	876,885	—
Accrued interest payable	14,903	14,903	—	14,903	—
Financial instruments with off-balance sheet risk(1):
Letters of credit(2)	(739)	(2,121)	—	—	(2,121)

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.
(2)

The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.

	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
	December 31, 2011
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$153,418	$153,418	$—	$153,418	$—
Money market investments	313,632	313,632	—	313,632	—
Securities held to maturity	1,444,054	1,487,550	—	1,487,550	—
FHLB and Federal Reserve stock	117,943	117,943	—	117,943	—
Net portfolio loans	5,356,809	5,101,446	—	—	5,101,446
Loans held for sale	10,402	10,402	—	6,140	4,262
Accrued interest receivable	31,390	31,390	—	31,390	—
Financial liabilities:
Deposits	7,394,941	7,424,427	—	7,424,427	—
Short-term borrowings	40,098	40,098	—	40,098	—
Long-term debt	854,185	927,533	45,931	881,602	—
Accrued interest payable	14,047	14,047	—	14,047	—
Financial instruments with off-balance sheet risk(1) :
Letters of credit(2)	(982)	(2,808)	—	—	(2,808)

(1)	Positive amounts represent assets, whereas negative amounts represent liabilities.
(2)

The carrying amount for letters of credit is part of the total carrying amount of net loans. It is shown here separately to disclose the estimated fair value which is based on a discounted cash flow method utilizing current market pricing. This amount is not included in the net loans estimate of fair value.

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value of other financial instruments, regardless if the instrument is carried at fair value or not, are set forth below. There were no changes in the valuation methods used to estimate fair value during the period ended March 31, 2012.

Securities Available for Sale. Fair value measurement is based upon quoted prices for similar assets, if available, or matrix pricing models. Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The securities in the available for sale portfolio are priced by independent providers. These providers utilize pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. In addition, Citizens uses model processes to assess interest rate impact and develop prepayment scenarios. The impact of unobservable inputs and proprietary models are not material to the determination of fair values of these securities. In obtaining such valuation information from third parties, Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of the price at which a transaction would take place in current markets. Further, Citizens completes a comparison of the fair value estimates quarterly by validating the data received to date provided by a separate third party. In order to then evaluate reasonableness of the market data, Citizens also independently prices a sampling of securities using data from an independent source. Should Citizens find variances, the prices are then challenged and prices are adjusted accordingly. To date, there have been no significant findings or adjustments made by Citizens. Citizens’ principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

Recurring Level 3 securities include auction rate securities issued by student-loan authorities and a taxable municipal Qualified Zone Academy Bond (“QZAB”). Due to the nature of the auction rate securities and the lack of a secondary market with active fair value indicators, Citizens used an income approach based on a discounted cash flow model utilizing significant unobservable inputs (Level 3) in the valuation process to estimate the transaction price between market participants for each group of securities as of the valuation date. The significant assumptions made in this modeling process included the liquidity and credit premiums, and fail rate formulas utilizing assumed interest payments. Due to the current illiquid market for QZAB bonds, Citizens relies on models containing significant unobservable market-based inputs to determine the fair value of these bonds.

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

Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at March 31, 2012 and December 31, 2011, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.

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

Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments classified as trading securities which hedge the deferred compensation liabilities for various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets. Additionally, Citizens invests in a Guaranteed Income Fund which is valued based on similar assets in an active market.

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals, which are considered to be Level 2. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Since certain assumptions and unobservable inputs related to loss severity are currently being used in both techniques, impaired loans are recorded as Level 3 in the fair value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. Citizens measures impairment on all residential mortgage loans over 120 days past due.

Loans Held for Sale. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans and are classified as nonrecurring Level 2. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions about loss severity Citizens believes potential investors would make or appraisals and are classified as nonrecurring Level 3.

Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or market value based on appraisals of the underlying collateral, which are also subject to management adjustments for loss severity based on current market conditions and recent sales activity. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens records commercial loans held for sale as nonrecurring Level 3.

Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. Commercial properties and former branch locations are carried at fair value at the time of acquisition based on the fair value of the underlying real property, net of estimated costs to sell. This is determined using market prices derived from appraisals, which are considered to be Level 2. However, certain assumptions and unobservable inputs related to loss severity are currently being used by appraisers and management, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying real property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make or appraisals and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to noninterest expense as incurred. Citizens records ORE properties as nonrecurring Level 3.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis.

March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$368,692	$—	$368,685	$7
Mortgage-backed	1,005,600	—	1,005,600	—
State and municipal	118,413	—	116,967	1,446
Other	280	—	47	233

Total available for sale	1,492,985	—	1,491,299	1,686

Other assets:
Derivatives designated as hedging instruments	3,489	—	3,489	—
Derivatives not designated as hedging instruments	15,460	—	15,460	—
Deferred compensation assets	9,264	7,524	1,740	—

Total other assets	28,213	7,524	20,689	—

Total	$1,521,198	$7,524	$1,511,988	$1,686

Other liabilities:
Derivatives designated as hedging instruments	$1,684	$—	$1,684	$—
Derivatives not designated as hedging instruments	15,926	—	15,926	—

Total	$17,610	$—	$17,610	$—

December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$365,302	$—	$365,294	$8
Mortgage-backed	823,852	—	823,852	—
State and municipal	123,308	—	121,862	1,446
Other	271	—	38	233

Total available for sale	1,312,733	—	1,311,046	1,687

Other assets:
Derivatives designated as hedging instruments	3,791	—	3,791	—
Derivatives not designated as hedging instruments	17,088	—	17,088	—
Deferred compensation assets	8,477	6,791	1,686	—

Total other assets	29,356	6,791	22,565	—

Total	$1,342,089	$6,791	$1,333,611	$1,687

Other liabilities:
Derivatives designated as hedging instruments	$2,317	$—	$2,317	$—
Derivatives not designated as hedging instruments	17,614	—	17,614	—

Total	$19,931	$—	$19,931	$—

There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the three month period ended March 31, 2012. The following table presents the reconciliation of Level 3 assets held by Citizens.

		Net Realized/Unrealized Gains (Losses)
	Balance at			Recorded in Other		Balance at
	Beginning	Recorded in Earnings		Comprehensive		End of
(in thousands)	of Period	Realized	Unrealized	Income (Pretax)	Settlements	Period
Three Months Ended March 31, 2012
Securities available for sale
Collateralized mortgage obligations	$8	$—	$—	$—	$(1)	$7
State and municipal	1,446	9	—	(9)	—	1,446
Other	233	3	—	(3)	—	233

Total	$1,687	$12	$—	$(12)	$(1)	$1,686

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment.

March 31, 2012	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3

Impaired loans	$36,169	$16,549	$—	$—	$16,549
Residential mortgage loans held for sale	654	398	—	—	398
Other real estate	1,059	873	—	—	873
Repossessed assets	1,814	1,052	—	—	1,052

Total	$39,696	$18,872	$—	$—	$18,872

The following table represents quantitative information about Level 3 fair value measurements.

(in thousands)	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input		Range (Weighted Average)
Securities available for sale:
Collateralized mortgage obligations	7	Cost	None	(1)	None

State and municipal	1,446	Discounted Cash Flow	Liquidity Premium		1.0% - 2.5% (2.2%)
			Credit Premium		1.3% - 5.0% (4.2%)
			Fail Rate		1.2% - 2.0% (1.8%)

Other	233	Discounted Cash Flow	Liquidity Premium		2.0% - 2.5% (2.4%)
			Credit Premium		2.8% - 5.5% (4.5%)
			Fail Rate		1.2% - 1.5% (1.4%)

Impaired loans	16,549	Comparative Sales	Loss Severity Discount		0% - 100% (60%)

Residential mortgage loans held for sale	398	Comparative Sales	Loss Severity Discount		6% - 100% (39%)

Other real estate	873	Comparative Sales	Loss Severity Discount		1% - 100% (18%)

Repossessed assets	1,052	Comparative Sales	Loss Severity Discount		42% - 42% (42%)

(1)	Carrying value approximates fair value.

The significant unobservable inputs used in the fair value measurement of Citizens’ recurring level 3 securities are the liquidity and credit premiums and fail rate formula. A change in these inputs to a different amount would not result in a materially higher or lower fair value measurement.

Note 8. Pension Benefit Cost

Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. The components of retirement benefit cost are presented below.

	Three Months Ended March 31,
(in thousands)	2012	2011
Defined Benefit Pension Plans
Interest cost	$881	$955
Expected return on plan assets	(1,055)	(1,018)
Amortization of unrecognized:
Prior service cost	8	8
Net actuarial loss	793	832

Net pension cost	627	777

Supplemental Pension Plans
Interest cost	182	189
Amortization of unrecognized:
Net actuarial loss	15	5

Net pension cost	197	194

Postretirement Benefit Plans
Interest cost	20	144
Amortization of unrecognized:
Prior service cost	(230)	(72)
Net actuarial gain	(45)	(72)

Net postretirement benefit cost	(255)	—

Defined contribution retirement and 401K Plans
Employer contributions	465	—

Total periodic benefit cost	$1,034	$971

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k) plans. Citizens made a cash contribution of $2.7 million to the defined benefit pension plan during the first three months of 2012 and does not expect to make any additional contributions for the remainder of the year. During the first three months of 2012, Citizens contributed $0.1 million to the supplemental pension plans and anticipates that an additional $0.4 million of contributions will be made during the remaining nine months of the year. Citizens contributed $0.1 million to the postretirement benefit plan during the first three months of 2012 and anticipates making an additional $0.1 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. The Board of Directors approved the reinstatement of the 401(k) matching funds effective January 1, 2012. Contributions to the 401(k) savings plan will be matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred.

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at March 31, 2012. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets follows.

March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,168	$—	$2,168	$—
Equity securities
Large cap	20,016	—	20,016	—
Mid-cap	5,033	—	5,033	—
Small-cap	7,127	—	7,127	—
International equity	10,587	—	10,587	—
Fixed income securities

Intermediate term fixed	21,658	—	21,658	—

Total	$66,589	$—	$66,589	$—

Note 9. Stock-Based Compensation

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At March 31, 2012, Citizens had 1,178,516 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no amortized costs associated with stock options since 2009.

The following table sets forth the total stock-based compensation expense resulting from restricted stock units and restricted stock awards included in the Consolidated Statements of Operations.

	Three Months Ended March 31,
(in thousands)	2012	2011

Restricted stock compensation and restricted stock unit compensation	$649	$486

Stock-based compensation expense before income taxes	649	486

Income tax benefit (1)	(227)	(170)

Total stock-based compensation expense after income taxes	$422	$316

(1)	The income tax benefit is calculated based on the statutory rate. Due to the fact that Citizens has a valuation allowance, the income tax benefit may not be realized.

New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statements of Cash Flows.

As of March 31, 2012, $3.5 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes restricted stock activity.

	Number of Shares	Weighted-Average Per Share Grant Date Fair Value
Restricted stock at December 31, 2011	825,969	$9.27
Granted	4,086	13.62
Vested	(23,412)	12.80
Forfeited	(10,952)	11.16

Restricted stock at March 31, 2012(1)	795,691	$9.16

(1)	Includes $55,035 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.

The total fair value of restricted stock vested during the three months ended March 31, 2012 was $0.3 million.

Note 10. Earnings Per Common Share

Earnings per common share is computed using the two-class method. As of March 31, 2012, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 2,979,297 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011

Numerator:
Income (loss)	$24,861	$(68,678)
Dividend on redeemable preferred stock	(5,955)	(5,627)

Net income (loss) attributable to common shareholders	18,906	(74,305)
Net income allocated to participating securities	381	—

Net income (loss) after allocation to participating securities	$18,525	$(74,305)

Denominator:
Weighted average shares outstanding	40,257	39,730
Less: Participating securities included in weighted average shares outstanding	(811)	(324)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,446	39,406

Basic net income (loss) per common share	$0.47	$(1.89)
Diluted net income (loss) per common share	0.47	(1.89)

During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $35.7 million and $31.5 million with the dividend payments on the Series A Preferred Stock as of March 31, 2012 and December 31, 2011, respectively. For additional information about the Series A Preferred Stock, see Note 14 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

Note 11. Lines of Business

Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three months ended March 31, 2012 and 2011 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total results of the company. There are no significant intersegmental revenues. For additional information about the business lines, see Note 15 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

	Regional	Specialty	Specialty	Wealth
(in thousands)	Banking	Consumer	Commercial	Mgmt	Other	Total
Earnings Summary - Three Months Ended March 31, 2012

Net interest income (taxable equivalent)	$51,552	$8,513	$15,515	$29	$2,081	$77,690
Provision for loan losses	16,041	(3,193)	(4,451)	—	—	8,397

Net interest loss after provision	35,511	11,706	19,966	29	2,081	69,293
Noninterest income	17,135	482	754	3,602	2,267	24,240
Noninterest expense	50,389	4,136	3,287	2,618	6,671	67,101

Income (loss) before income taxes	2,257	8,052	17,433	1,013	(2,323)	26,432
Income tax expense (benefit) (taxable equivalent)	790	2,818	6,101	355	(8,493)	1,571

Net income (loss)	$1,467	$5,234	$11,332	$658	$6,170	$24,861

Average assets (in millions)	$3,044	$1,560	$1,192	$21	$3,704	$9,521

Earnings Summary - Three Months Ended March 31, 2011

Net interest income (taxable equivalent)	$56,052	$9,066	$9,962	$143	$5,493	$80,716
Provision for loan losses	39,668	8,974	40,082	—	—	88,724

Net interest income after provision	16,384	92	(30,120)	143	5,493	(8,008)
Noninterest income	17,572	1,432	(1,557)	3,923	1,773	23,143
Noninterest expense	55,922	4,859	5,588	2,343	12,944	81,656

Loss (income) before income taxes	(21,966)	(3,335)	(37,265)	1,723	(5,678)	(66,521)
Income tax expense (benefit) (taxable equivalent)	(7,814)	(1,167)	(13,070)	600	23,608	2,157

Net loss (income)	$(14,152)	$(2,168)	$(24,195)	$1,123	$(29,286)	$(68,678)

Average assets (in millions)	$3,487	$1,645	$1,125	$17	$3,625	$9,899

Note 12. Commitments, Contingent Liabilities and Guarantees

In accordance with GAAP, the unaudited Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on Citizens’ assessment of the client and may include receivables, inventories, real property, and equipment.

Amounts available to clients under loan commitments and standby letters of credit follow.

	March 31,	December 31,
(in thousands)	2012	2011
Loan commitments and letters of credit:
Commitments to extend credit	$926,741	$932,435
Asset-based lending participations	125,454	151,194
Financial standby letters of credit	114,100	125,401
Performance standby letters of credit	1,781	3,571
Deferred standby letter of credit fees	866	1,123

At March 31, 2012 and December 31, 2011, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. In accordance with applicable accounting standards related to guarantees, Citizens defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. For the three month period ended March 31, 2012 and 2011, Citizens repurchased $1.0 and $0.1 million of loans, respectively, pursuant to such provisions. Citizens recorded $1.9 million and $1.1 million for the three month periods ended March 31, 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Note 13. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. Citizens is exposed to certain risks arising from both its business operations and economic conditions. Citizens manages economic risks, including interest rate, liquidity, and credit risk, primarily through the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and cash payments principally related to certain variable-rate loan assets and fixed and floating rate liabilities.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets.

	Other Assets		Other Liabilities
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Derivatives designated as hedging instruments
Interest rate products	$3,489	$3,791	$1,684	$2,317

Derivatives not designated as hedging instruments
Interest rate products	15,460	17,088	15,926	17,614

Total derivatives	$18,949	$20,879	$17,610	$19,931

Cash Flow Hedges of Interest Rate Risk. Citizens’ objective in using cash flow hedges is to add stability to net interest income through managing its income exposure to changes in market interest rates. To accomplish this objective, Citizens uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Citizens had twelve interest rate caps and swaps with an aggregate notional amount of $385.0 million at March 31, 2012 and December 31, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2011, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three months ended March 31, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of less than $0.1 million and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $0.1 million will be reclassified as an increase to interest income and $2.2 million as an increase to interest expense.

The following tables summarize the impact of cash flow hedges on the unaudited Consolidated Financial Statements.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations		Location Recognized in Statement of Operations	Amount
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Cash flow hedges:
			Interest income	$320	$1,046
Interest rate products	$(247)	$18	Interest expense	(589)	—
			Other income	6	513	Other income	$—	$—

Total	$(247)	$18		$(263)	$1,559		$—	$—

Fair Value Hedges of Interest Rate Risk. Citizens is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in market interest rates. Citizens utilizes derivatives designated as fair value hedges to mitigate this market value risk. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Citizens making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2012 and December 31, 2011, Citizens did not have any transactions designated as fair value hedges.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2012 Citizens did not recognize any gains in interest expense related to hedge ineffectiveness. Citizens recognized gains of $0.5 million during the three months ended March 31, 2011 in interest expense related to hedge ineffectiveness. Citizens recognized no net reduction to interest expense during the three months ended March 31, 2012. Citizens recognized a net reduction to interest expense of $0.6 million during the three months ended March 31, 2011, related to Citizens’ fair value hedges, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items.

The following table summarizes the impact of fair value hedges on the unaudited Consolidated Financial Statements.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
Derivatives Relationship (in thousands)	Location in Statement of Operations	Three Months Ended March 31,		Location in Statement of Operations	Three Months Ended March 31,
		2012	2011		2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$(990)	Interest expense	$—	$1,460

Non-designated Hedges. Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of March 31, 2012 and December 31, 2011, Citizens had 152 derivative transactions with an aggregate notional amount of $511.0 million and 156 derivative transactions with an aggregate notional amount of $527.4 million, respectively, related to this program.

The following table summarizes the impact of derivatives not designated as hedges on the unaudited Consolidated Financial Statements.

		Amount of (Loss) Gain Recognized in Statement of Operations
Derivatives Relationship (in thousands)	Location of (Loss) Gain Recognized in Statement of Operations	Three Months Ended March 31,
		2012	2011

Derivatives not designated as hedges - Interest rate products	Other income	$61	$(112)

Credit-Risk-Related Contingent Features. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements.

As of March 31, 2012, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements, was $14.2 million. As of March 31, 2012, Citizens had minimum collateral posting requirements with its derivative counterparties resulting in assigned collateral of $20.8 million. As of March 31, 2012 no circumstances could have been triggered to require Citizens to pledge additional collateral.

In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of March 31, 2012, the termination value approximated $0.4 million.

Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $20.8 million.

Note 14. Subsequent Events

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens, and its subsidiary, Citizens Bank dated July 28, 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information (Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Summary of Operations
Net interest income	$76,119	$78,049	$78,841	$77,606	$78,614
Provision for loan losses	8,397	15,007	17,481	17,596	88,724
Noninterest income	24,240	24,363	24,427	23,325	23,143
Noninterest expense	67,101	66,640	65,411	69,444	81,656
Income tax provision (benefit)	—	2,521	(12,568)	(10,266)	55
Net income (loss)	24,861	18,244	32,944	24,157	(68,678)
Net income (loss) attributable to common shareholders (1)	18,906	12,347	27,183	18,456	(74,305)
Taxable equivalent adjustment	1,571	1,670	1,827	1,884	2,102

Per Common Share Data (2)
Net income (loss)
Basic	$0.47	$0.31	$0.68	$0.46	$(1.89)
Diluted	0.47	0.31	0.68	0.46	(1.89)
Common book value	18.83	18.24	18.03	17.34	16.73
Tangible book value (non-GAAP)	17.88	17.24	16.96	16.22	15.53
Tangible common book value (non-GAAP)	10.75	10.16	9.92	9.22	8.49
Shares outstanding, end of period (3)	40,247,241	40,260,213	40,255,758	40,251,874	39,778,255

At Period End
Assets	$9,577,346	$9,462,849	$9,600,188	$9,495,630	$9,724,113
Earning assets	8,774,119	8,680,995	8,824,183	8,755,838	9,009,704
Portfolio loans	5,528,063	5,529,535	5,672,327	5,627,637	5,704,198
Allowance for loan losses	153,007	172,726	190,354	206,292	224,117
Deposits	7,490,362	7,394,941	7,539,904	7,444,703	7,691,505
Long-term debt	853,599	854,185	855,670	881,112	906,629
Shareholders’ equity	1,044,619	1,019,537	1,009,143	979,722	945,401

Average for the Quarter
Assets	$9,521,386	$9,523,184	$9,596,275	$9,664,939	$9,898,921
Earning assets	8,750,078	8,761,435	8,856,072	8,942,348	9,231,042
Portfolio loans	5,508,528	5,632,432	5,663,058	5,668,752	6,051,407
Allowance for loan losses	172,509	190,163	206,119	223,922	295,232
Deposits	7,441,693	7,452,137	7,546,615	7,605,707	7,729,960
Long-term debt	853,912	856,206	862,479	905,902	971,076
Shareholders’ equity	1,028,494	1,017,082	991,602	963,932	1,002,290

Financial Ratios (annualized)
Return on average assets	1.05%	0.76%	1.36%	1.00%	(2.81	) %
Return on average shareholders’ equity	9.72	7.12	13.18	10.05	(27.79)
Average shareholders’ equity / average assets	10.80	10.68	10.33	9.97	10.13
Net interest margin (FTE) (4)	3.56	3.62	3.63	3.56	3.53
Efficiency ratio (non-GAAP)	65.20	61.39	59.89	63.85	67.09
Allowance for loan losses as a percent of portfolio loans	2.77	3.12	3.36	3.67	3.93
Allowance for loan losses as a percent of nonperforming loans(5)	202.56	197.56	190.09	185.90	182.72
Allowance for loan losses as a percent of nonperforming assets(5)	168.87	168.97	139.01	147.99	127.82
Nonperforming loans as a percent of portfolio loans(5)	1.37	1.58	1.77	1.97	2.15
Nonperforming assets as a percent of total loans plus ORAA(5)(6)	1.63	1.84	2.39	2.46	3.04

Nonperforming assets as a percent of total assets(5)	0.95	1.08	1.43	1.47	1.80
Ratio of net charge-offs during period to average portfolio loans	2.05	2.30	2.34	2.51	10.77
Leverage ratio	8.71	8.45	8.21	7.83	7.39
Tier 1 capital ratio	13.70	13.51	12.81	12.43	11.90
Total capital ratio	14.97	14.84	14.14	13.77	13.24

(1)

Net income (loss) attributable to common shareholders includes a non-cash dividend to preferred shareholders of $6.0 million in the first quarter of 2012 and $5.9 million, $5.8 million, $5.7 million and $5.6 miliion in the fourth, third, second, and first quarters of 2011.

(2)	Per common share data, as well as number of shares, were adjusted to reflect the 1 for 10 reverse stock split effective 7/1/11.
(3)	Includes participating shares which are restricted stock units and restricted shares.
(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.
(5)	Nonperforming loans/assets exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.
(6)	Other real estate assets acquired (“ORAA”) include loans held for sale.

Introduction

The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three months ended March 31, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in Citizens’ 2011 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand Citizens and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens,” “the Corporation,” “we,” or “our,” refer to Citizens Republic Bancorp, Inc. and its subsidiary. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to our banking subsidiary, Citizens Bank. All share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.

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

•

Citizens’ core lending and other businesses have been adversely affected by the historic weakness in the national and regional economies in which it operates, particularly Michigan. Citizens’ ability to generate earnings and maintain regulatory capital ratios at acceptable levels at the Holding Company and the Bank depends substantially on developments in those economies. Also, Citizens’ potential inability to comply with applicable laws, regulations, and regulatory policies or standards due to the effects of these conditions on its results of operations and financial condition may result in heightened regulatory scrutiny and require Citizens to take actions to protect depositors that are not in the best interests of its shareholders.

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

•

The negative economic effects caused by terrorist attacks, including cyber attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of Citizens’ loan portfolio and could reduce its customer base, its level of deposits, and demand for its financial products such as loans.

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

•

In order to maintain and strengthen its capital base or to repay outstanding obligations, Citizens may need to raise additional capital in transactions that may be highly dilutive to its common shareholders. If such capital becomes needed, Citizens’ failure to raise additional capital could have serious consequences for its business.

•

The Holding Company may not have sufficient resources to make capital contributions to the Bank if required by bank regulatory agencies, or if it might otherwise wish to do so, in order to maintain the Bank’s capital ratios at acceptable levels.

•

As a bank holding company that conducts substantially all of its operations through its operating subsidiary, the ability of the Holding Company to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiary and its ability to pay dividends to the Holding Company. Dividends paid by the subsidiary are subject to limits imposed by federal and state law.

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

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in or disruption to, its business and a negative impact on its results of operations.

•	Citizens controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ potential inability to integrate companies it may acquire in the future could have a negative effect on our expenses and results of operations.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.

These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2011 Annual Report on Form 10-K and subsequent Forms 10-Q, which are available at the SEC’s web site www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position, and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Critical Accounting Policies

Citizens’ Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which Citizens operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, pension and postretirement benefits, and income taxes. Citizens believes that these estimates and the related policies are important to the portrayal of Citizens’ financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. Citizens’ significant accounting policies are more fully described in Note 1 to the audited Consolidated Financial Statements contained in Citizens’ 2011 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2011 Annual Report on Form 10-K. For additional information regarding updates during 2012, see Note 1 to the unaudited Consolidated Financial Statements in this report.

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

Viewed together with Citizens’ GAAP results, PTPP provides management, investors, and others with a useful metric to evaluate and better understand trends in Citizens’ period-to-period earnings power and ability to generate capital to cover credit losses, in each case exclusive of the effects of the current and recent economic stress and the credit cycle. As recent results for the banking industry demonstrate, loan charge-offs, related credit provision, and credit writedowns can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability all the more important to investors. The “Credit Quality” section of this report discusses the quality of Citizens’ loan portfolio and the impact on Citizens’ earnings as reflected in the provision for loan losses.

A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2011 and 2012 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2011 full year results, the total potential cash compensation award linked to PTPP was $0.8 million. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on net income. Based on 2012 full year results, the total potential cash compensation award linked to PTPP is $0.5 million, payable in early 2013. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.

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

The following table displays the calculation of the efficiency ratio for the past five quarters and the calculation of the remainder of these non-GAAP measures other than pre-tax pre-provision profit, the calculation of which is set forth in the “Results of Operations – Summary” section, as of the end of each of those periods.

Non-GAAP Reconciliation

(in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Efficiency Ratio (non-GAAP)
Net interest income (A)	$76,119	$78,049	$78,841	$77,606	$78,614
Taxable equivalent adjustment (B)	1,571	1,670	1,827	1,884	2,102
Investment securities gain (losses) (C)	—	38	3	(993)	(383)
Noninterest income (D)	24,240	24,363	24,427	23,325	23,143
Noninterest expense (E)	67,101	66,640	65,411	69,444	81,656
(Gains) losses on ORE and ORE Expenses (F)	65	2,076	1,739	2,384	10,890
Intangible amortization (G)	578	688	732	778	828
Efficiency ratio: (E-F-G)/(A+B-C+D) (non-GAAP)	65.20%	61.39%	59.89%	63.85%	67.09%

Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,577,346	$9,462,849	$9,600,188	$9,495,630	$9,724,113
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(6,850)	(7,428)	(8,116)	(8,848)	(9,626)

Tangible assets (non-GAAP)	$9,252,346	$9,137,271	$9,273,922	$9,168,632	$9,396,337

Total shareholders’ equity	$1,044,619	$1,019,537	$1,009,143	$979,722	$945,401
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(6,850)	(7,428)	(8,116)	(8,848)	(9,626)

Tangible equity (non-GAAP)	$719,619	$693,959	$682,877	$652,724	$617,625

Tangible equity	$719,619	$693,959	$682,877	$652,724	$617,625
Preferred stock	(286,901)	(285,114)	(283,360)	(281,642)	(279,955)

Tangible common equity (non-GAAP)	$432,718	$408,845	$399,517	$371,082	$337,670

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,044,619	$1,019,537	$1,009,143	$979,722	$945,401
Qualifying capital securities	73,667	73,667	73,667	73,667	73,667
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Accumulated other comprehensive loss	1,955	5,820	1,075	923	14,278
Other intangible assets	(6,850)	(7,428)	(8,116)	(8,848)	(9,626)

Tier 1 capital (regulatory)	$795,241	$773,446	$757,619	$727,314	$705,570

Tier 1 capital (regulatory)	$795,241	$773,446	$757,619	$727,314	$705,570
Qualifying capital securities	(73,667)	(73,667)	(73,667)	(73,667)	(73,667)
Preferred stock	(286,901)	(285,114)	(283,360)	(281,642)	(279,955)

Total Tier 1 common equity (non-GAAP)	$434,673	$414,665	$400,592	$372,005	$351,948

Net risk-weighted assets (regulatory)	$5,803,811	$5,723,333	$5,912,527	$5,850,177	$5,929,802

Equity to assets	10.91%	10.77%	10.51%	10.32%	9.72%
Tier 1 common equity (non-GAAP)	7.49	7.24	6.77	6.36	5.93
Tangible equity to tangible assets (non-GAAP)	7.78	7.59	7.36	7.12	6.57
Tangible common equity to tangible assets (non-GAAP)	4.68	4.47	4.31	4.05	3.59

Recent Developments

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens, and its subsidiary, Citizens Bank dated July 28, 2010.

Results of Operations

Summary

Citizens reported net income of $24.9 million for the three months ended March 31, 2012, compared with a net loss of $68.7 million for the first quarter of 2011. After incorporating the $6.0 million accrued but unpaid dividend to the preferred shareholder, Citizens reported net income attributable to common shareholders of $18.9 million for the three months ended March 31, 2012, compared with a net loss of $74.3 million for the first quarter of 2011. Diluted net income per share was $0.47 for the first quarter of 2012, compared with a net loss of $1.89 for the first quarter of 2011.

Key factors behind the results for the first quarter of 2012 compared with the first quarter of 2011 were:

•

A decrease in provision for loan losses from 2011, which reflects the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances.

•

A decrease in noninterest expense from 2011, as losses on other real estate (“ORE”) were significantly lower due to the completion of the problem asset resolution initiatives in early 2011. Additionally, FDIC insurance costs decreased as we moved to the small bank pricing model. These decreases were partially offset by higher salaries and incentives costs.

•

A decrease in net interest income from 2011, which was primarily the result of declining loan balances due to the resolution of problem assets, partially offset by the effects of a three basis point increase in net interest margin.

The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

Pre-tax pre-provision profit (non-GAAP)

	Three Months Ended
(in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net income (loss)	$24,861	$18,244	$32,944	$24,157	$(68,678)
Income tax provision (benefit)	—	2,521	(12,568)	(10,266)	55
Provision for loan losses	8,397	15,007	17,481	17,596	88,724
Net (gains) losses on loans held for sale	(916)	217	(1,952)	(1,179)	1,106
Investment securities (gains) losses	—	(38)	(3)	993	383
(Gains) losses on other real estate (ORE)	(385)	1,081	1,210	1,355	9,122
Fair-value adjustment on bank owned life insurance (1)	(205)	(100)	385	48	(100)
Fair-value adjustment on swaps (1)	(61)	(46)	268	77	114

Pre-tax pre-provision profit (non-GAAP)	$31,691	$36,886	$37,765	$32,781	$30,726

(1)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations

The balance sheet grew modestly to $9.6 billion compared to December 31, 2011 as a result of core deposit growth. Core deposits were up $263.6 million or 5.1% over last quarter, reflecting our focus on generating and growing core deposit relationships. This growth in core deposits was deployed in investment securities. Time deposits at March 31, 2012 decreased $168.2 million or 7.6% from last quarter as we continue to strategically reduce high cost single service and brokered time deposits. Loan balances were essentially unchanged compared to last quarter as the growth in our C&I portfolio was offset by declines in our CRE, home equity and residential mortgage portfolios.

Citizens maintains a strong liquidity position, with on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 78% deposits, 9% long-term debt, 11% equity, and 2% short-term liabilities. Citizens also continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.

Net Interest Income and Net Interest Margin

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates is presented below.

Average Balances/Net Interest Income/Average Rates

	Three Months Ended March 31,
	2012			2011
(in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets
Money market investments	$349,652	$215	0.25%	$416,756	$253	0.25%
Investment securities:(3)
Taxable	2,548,390	17,309	2.72	2,313,467	19,610	3.39
Tax-exempt	215,344	2,254	6.44	278,679	3,086	6.81
FHLB and Federal Reserve stock	117,942	1,140	3.88	143,873	1,125	3.16
Portfolio loans:(4)
Commercial and industrial	1,573,933	21,622	5.61	1,422,574	15,673	4.59
Commercial real estate	1,521,448	19,079	5.04	2,045,360	26,707	5.30
Residential mortgage	627,721	6,766	4.31	741,818	8,818	4.76
Direct consumer	920,030	13,482	5.89	1,024,979	15,463	6.12
Indirect consumer	865,396	13,814	6.42	816,676	13,681	6.79

Total portfolio loans	5,508,528	74,763	5.48	6,051,407	80,342	5.40
Loans held for sale(4)	10,222	116	4.54	26,860	369	5.50

Total earning assets(3)	8,750,078	95,797	4.47	9,231,042	104,785	4.67

Nonearning Assets
Cash and due from banks	143,008			143,957
Premises and equipment	96,986			104,399
Investment security fair value adjustment	49,832			32,229
Other nonearning assets	653,991			682,526
Assets of discontinued operations	—			—
Allowance for loan losses	(172,509)			(295,232)

Total assets	$9,521,386			$9,898,921

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$973,664	$408	0.17	$951,770	$548	0.23
Savings deposits	2,708,522	1,871	0.28	2,629,296	2,594	0.40
Time deposits	2,128,916	8,817	1.67	2,753,306	13,233	1.95
Short-term borrowings	38,683	18	0.19	41,187	18	0.18
Long-term debt	853,912	8,564	4.03	971,076	9,778	4.08

Total interest-bearing liabilities	6,703,697	19,678	1.18	7,346,635	26,171	1.44

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,630,591			1,395,588
Other liabilities	158,604			154,408
Liabilities of discontinued operations	—			—
Shareholders’ equity	1,028,494			1,002,290

Total liabilities and shareholders’ equity	$9,521,386			$9,898,921

Interest Spread(5)		$76,119	3.29%		$78,614	3.23%

Contribution of noninterest bearing sources of funds			0.27			0.30

Net Interest Margin(5)(6)			3.56%			3.53%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1.6 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively, based on a tax rate of 35%.

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

Net interest margin was 3.56% in the first quarter of 2012, a slight increase from the first quarter of last year. The increase was due to declining deposit costs, reducing reliance on high-cost funding, and lower levels of non-performing assets, partially offset by lower investment securities yields.

Net interest income was $76.1 million for the first quarter of 2012, a decrease of $2.5 million from the first quarter of last year. The decrease reflects a reduction in average earning assets.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
		Increase (Decrease)
2012 compared with 2011	Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$(38)	$—	$(38)
Investment securities:
Taxable	(2,301)	(4,158)	1,857
Tax-exempt	(832)	(162)	(670)
FHLB and Federal Reserve stock	15	238	(223)
Loans:
Commercial and industrial	5,949	4,099	1,850
Commercial real estate	(7,628)	(1,261)	(6,367)
Residential mortgage loans	(2,052)	(774)	(1,278)
Direct consumer	(1,981)	(554)	(1,427)
Indirect consumer	133	(741)	874

Total portfolio loans	(5,579)	769	(6,348)
Loans held for sale	(253)	(55)	(198)

Total	(8,988)	(3,368)	(5,620)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(140)	(153)	13
Savings deposits	(723)	(802)	79
Time deposits	(4,416)	(1,754)	(2,662)
Short-term borrowings	—	1	(1)
Long-term debt	(1,214)	(135)	(1,079)

Total	(6,493)	(2,843)	(3,650)

Net Interest Income	$(2,495)	$(525)	$(1,970)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income in the three months ended March 31, 2012 from the comparable period of 2011 reflect rate and volume variances that were unfavorable in the aggregate. Our first quarter performance was a result of continued pressure on loan pricing that was not fully recouped by lower deposit pricing. The unfavorable volume variances were primarily due to the reduction in the loan portfolios, with the exception of commercial and industrial primarily as a result of the accelerated problem asset resolution initiative completed in early 2011. The effect of the net portfolio decrease was partially offset by an increase in the taxable investment securities portfolios and a decrease in time deposits and long term debt. The rate variances were primarily the result of lower reinvestment yields for investment securities, lower term interest rates, and a reduction in higher yielding average loan balances with lower yielding investments partially offset by borrowings repricing to lower rates as a result of lower market interest rates and reduced deposit price competition.

Noninterest Income

The components of noninterest income are presented below.

Noninterest Income

	Three Months Ended March 31,		Change in 2012
(dollars in thousands)	2012	2011	Amount	Percent
Service charges on deposit accounts	$8,985	$9,429	$(444)	(4.7)%
Trust fees	3,602	3,923	(321)	(8.2)
Mortgage and other loan income	1,858	2,942	(1,084)	(36.8)
Brokerage and investment fees	1,324	1,108	216	19.5
ATM network user fees	1,808	1,755	53	3.0
Bankcard fees	2,457	2,238	219	9.8
Net gains (losses) on loans held for sale	916	(1,106)	2,022	182.9
Investment securities gains (losses)	—	(383)	383	100.0
Other income	3,290	3,237	53	1.6

Total noninterest income	$24,240	$23,143	$1,097	4.7

The increase in noninterest income reflects a net gain in loans held for sale and the absence of investment securities losses, partially offset by decreases in mortgage and other loan income, and service charges on deposit accounts. The net gains on loans held for sale were primarily the result of fewer writedowns to reflect fair value declines of the underlying collateral. In addition, Citizens recorded no sales on investment securities as compared to net losses in 2011. The decrease in mortgage and other loan income was the result of lower loan origination volume. The reduction in service charges on deposit accounts was directly related to the impact of regulatory changes resulting from the Dodd-Frank Act and guidance issued by the FDIC related to overdraft payment programs.

Noninterest Expense

The components of noninterest expense are presented below.

Noninterest Expense

	Three Months Ended March 31,		Change in 2012
(in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$33,298	$31,018	$2,280	7.4%
Occupancy	6,696	7,562	(866)	(11.5)
Professional services	2,023	2,219	(196)	(8.8)
Equipment	3,303	3,052	251	8.2
Data processing services	4,048	4,352	(304)	(7.0)
Advertising and public relations	1,335	569	766	134.5
Postage and delivery	1,099	1,116	(17)	(1.5)
Other loan expenses	3,186	5,255	(2,069)	(39.4)
(Gains) losses on other real estate (ORE)	(385)	9,122	(9,507)	(104.2)
ORE expenses	450	1,768	(1,318)	(74.5)
Intangible asset amortization	578	828	(250)	(30.2)
Other expenses	11,470	14,795	(3,325)	(22.5)

Total noninterest expense	$67,101	$81,656	$(14,555)	(17.8)

The decrease in noninterest expense was primarily the result of gains on other real estate (ORE) compared to significant losses in 2011, lower other expense, and lower other loan expense as well as a net decline in most other noninterest expense categories offset by an increase in salaries and employee benefits. The losses on ORE in 2011 were incurred as a result of the problem asset resolution initiatives that were substantially completed during the first quarter of 2011. The net decrease in other expenses was directly related to lower FDIC premiums and lower fraud and other losses. Lower other loan expense was primarily the result of lower origination volume and lower foreclosure-related expenses. The increase in salaries and employee benefits was directly related to the reinstatement of employer contributions to the 401(k) plan and higher incentive costs.

Income Taxes and Deferred Tax Asset

Citizens did not record any tax benefit or expense for the first quarter of 2012 as compared to a tax provision of $0.1 million for the same period in 2011. Although Citizens was profitable during the first quarter of 2012, the estimated utilization of a net operating loss carryforward resulted in no tax expense being recognized.

Based on an evaluation of the positive and negative evidence, we determined it was appropriate to establish a full valuation allowance on our deferred tax asset as of December 31, 2008. The deferred tax asset is reviewed on a quarterly basis and based on the analysis at March 31, 2012; Citizens continued to maintain a full valuation allowance.

The significant positive evidence in our analysis includes: improvements in profitability, capital levels, credit metrics, deposit mix, regulatory risk, and a stabilizing economy. The most significant negative evidence continues to be the historic losses suffered as a result of the financial crisis. As of March 31, 2012, we believe the negative evidence continues to outweigh the positive evidence. However, with continued positive performance of earnings and credit quality in the second quarter of 2012, we believe the positive evidence may outweigh the negative evidence and we may be able to fully restore the value of our deferred tax asset as of the end of that quarter. Such determination will be finalized upon completion of our June 30, 2012 analysis.

The reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income in the period of such reversal.

Line of Business Results

Citizens monitors financial performance using an internal profitability measurement system, which provides line of business results and key performance measures. Business line results are divided into five major business segments: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management and Other. For additional information about each line of business, see Note 15 to the Consolidated Financial Statements of the Citizens’ 2011 Annual Report on Form 10-K and Note 11 to the unaudited Consolidated Financial Statements in this report.

Regional Banking recorded net income for the three months ended March 31, 2012 compared to a net loss in the same period of the prior year. The variance was primarily due to lower provision for loan losses and lower noninterest expense caused by Citizens’ accelerated problem asset resolution initiatives, which were substantially completed in the first quarter of 2011. This was partially offset by lower net interest income and higher taxes.

Specialty Consumer recorded net income for the three months ended March 31, 2012, as compared to a net loss in the same period of the prior year. The variance was a result of lower provision for loan losses, partially offset by higher income taxes which reflect the results of our focused efforts to improve asset quality and stabilize portfolio credit metrics as well as an overall decrease in loan balances.

Specialty Commercial recorded net income for the three months ended March 31, 2012, as compared to a net loss in the same period of the prior year. The improvement was a result of higher net interest income, lower provision for loan losses, higher noninterest income, and lower noninterest expense, partially offset by higher taxes in 2012. The higher net interest income is directly related to the increase in C&I lending. The lower provision expense was directly related to the accelerated problem asset resolution initiatives, which were substantially completed in the first quarter of 2011. The higher noninterest income was a result of fewer writedowns associated with loans held for sale. The decrease in noninterest expense reflected the improved asset quality of the portfolio.

Net income for Wealth Management for the three months ended March 31, 2012 decreased over the prior year primarily due to a decrease in noninterest income relating to trust fees and an increase in noninterest expense relating to an increase in salaries and employee benefits expense.

The Other line of business recorded net income for the three months ended March 31, 2012 as compared to a net loss for the same period of the prior year. This was primarily due to lower noninterest expense, and lower taxes, partially offset by lower net interest income. The decreases in noninterest expense were primarily the result of a decrease in FDIC insurance costs. Changes in income taxes reflect an allocation of 35% to all other lines of businesses in 2011 and 2012 with the remainder allocated to the Other line of business. The decreases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment.

Financial Condition

Total assets at March 31, 2012 were $9.6 billion, an increase of $114.5 million or 1.2% from December 31, 2011, as growth in core deposits was deployed into investment securities. As compared to March 31, 2011, total assets decreased by $146.8 million or 1.6% as growth in our C&I portfolio was offset by declines in our CRE, home equity, and residential mortgage portfolios.

Money Market Investments

Money market investments at March 31, 2012 totaled $300.2 million, a decrease of $13.5 million or 4.3% from December 31, 2011 and a decrease of $195.4 million or 39.4% from March 31, 2011. The decreases were primarily related to the use of funds to pay off maturing high cost funding and to purchase investment securities.

Investment Securities

Investment securities at March 31, 2012 totaled $2.9 billion, an increase of $110.6 million or 4.0% from December 31, 2011 and an increase of $200.6 million or 7.5% over March 31, 2011. Increases in investment securities reflect strategies to reinvest principal paydowns as well as excess cash.

Portfolio Loans

The following definitions are provided to clarify the types of loans included in each of the commercial real estate segments identified in the table below. Land hold loans are secured by undeveloped land which has been acquired for future development. Land development loans are secured by land being developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Construction loans are secured by commercial, retail, and residential real estate in the construction phase with the intent to be sold or become an income producing property. Income producing loans are secured by non-owner occupied real estate leased to one or more tenants. Owner occupied loans are secured by real estate occupied primarily by the owner.

Loan Portfolios

(in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Land hold	$5,387	$6,542	$6,818	$7,426	$17,273
Land development	7,226	13,104	22,232	22,507	22,744
Construction	6,410	5,847	5,410	8,111	23,297
Income producing	877,461	913,755	975,262	1,019,551	1,038,674
Owner-occupied	590,575	605,113	634,179	664,647	692,296

Total commercial real estate	1,487,059	1,544,361	1,643,901	1,722,242	1,794,284
Commercial and industrial	1,657,140	1,543,529	1,531,492	1,349,803	1,353,167

Total commercial	3,144,199	3,087,890	3,175,393	3,072,045	3,147,451

Residential mortgage	611,166	637,245	654,561	708,164	727,304
Direct consumer	903,238	933,314	954,831	978,319	1,006,424
Indirect consumer	869,460	871,086	887,542	869,109	823,019

Total consumer	2,383,864	2,441,645	2,496,934	2,555,592	2,556,747

Total portfolio loans	$5,528,063	$5,529,535	$5,672,327	$5,627,637	$5,704,198

The decrease in total portfolio loans compared to December 31, 2011 reflects declines in most loan categories from paydowns as a result of normal client activity and charge-offs, partially offset by growth in our C&I portfolio.

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

The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually and more frequently if changes occur in the borrower’s capacity to repay or in the general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, at origination maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.

The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At March 31, 2012, December 31, 2011 and March 31, 2011, the outstanding balance of these loans and the associated interest income was immaterial.

In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011 and 2012, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor for losses resulting from the breach. During the first three months of 2012 and 2011, Citizens repurchased $1.0 million and $0.1 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $1.9 million and $1.1 million in the first three months of 2012 and 2011, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnification obligations on such loans.

Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of March 31, 2012, Citizens’ home equity portfolio totaled $737.3 million, and had an average loan size of $36,383 with an average refreshed FICO score of 739. As of March 31, 2012, other direct installment loans totaled $165.9 million and had an average loan size of $19,034 with an average refreshed FICO score of 723.

Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of March 31, 2012, indirect consumer loans had an average loan size of $23,313 with an average refreshed FICO score of 738.

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

•

Delinquency Rates by Loan Portfolio – Loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

•

Nonperforming Assets – Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, nonperforming loans that are held for sale, and other repossessed assets acquired.

•	Net Charge-Offs – The portion of loans that have been charged-off during each quarter, net of recoveries.

Delinquency Rates By Loan Portfolio

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
30 to 89 days past due (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$—	—%	$21	0.3%	$—	—%	$571	7.69%	$509	2.95%
Land development	130	1.81	—	—	216	0.97	—	—	—	—
Construction	—	—	—	—	—	—	1,722	21.23	—	—
Income producing	1,447	0.16	2,508	0.27	3,325	0.34	1,597	0.16	4,817	0.46
Owner-occupied	5,177	0.88	2,345	0.39	5,817	0.92	6,524	0.98	1,981	0.29

Total commercial real estate	6,754	0.45	4,874	0.32	9,358	0.57	10,414	0.60	7,307	0.41
Commercial and industrial	2,887	0.17	2,454	0.16	2,594	0.17	3,637	0.27	6,177	0.46

Total commercial	9,641	0.31	7,328	0.24	11,952	0.38	14,051	0.46	13,484	0.43

Residential mortgage	7,568	1.24	9,544	1.50	9,079	1.39	11,564	1.63	10,279	1.41
Direct consumer	14,002	1.55	17,810	1.91	18,629	1.95	20,393	2.08	17,210	1.71
Indirect consumer	8,780	1.01	13,067	1.50	9,898	1.12	10,681	1.23	10,187	1.24

Total consumer	30,350	1.27	40,421	1.66	37,606	1.51	42,638	1.67	37,676	1.47

Total delinquent loans	$39,991	0.72	$47,749	0.86	$49,558	0.87	$56,689	1.01	$51,160	0.90

The decreases in total delinquencies as of March 31, 2012 compared to December 31, 2011 and March 31, 2011 were driven by the continued emphasis on proactively managing and resolving delinquent commercial and consumer loans and reflect the improving risk profile of the loan portfolio.

Loans are generally placed on nonaccrual status when there is substantial doubt regarding collection of principal or interest, in full, based on Citizens’ credit policies and practices or when principal or interest is past due in excess of 90 days. When a loan is placed on nonaccrual status, interest that is accrued but not collected is reversed and charged against income. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, nonperforming loans held for sale, and other repossessed assets acquired. Although these assets have more than a normal risk of loss, they may not necessarily result in future losses. Nonperforming assets during the last five quarters are presented in the table below.

Nonperforming Assets

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$—	—%	$—	—%	$167	2.45%	$167	2.25%	$1,154	6.68%
Land development	207	2.87	213	1.62	12	0.05	379	1.68	78	0.35
Construction	150	2.34	150	2.57	257	4.76	559	6.89	395	1.70
Income producing	18,566	2.12	21,171	2.32	23,227	2.38	20,180	1.98	28,250	2.72
Owner-occupied	20,716	3.51	23,798	3.93	27,540	4.34	21,169	3.18	21,738	3.14

Total commercial real estate	39,639	2.67	45,332	2.94	51,203	3.11	42,454	2.47	51,615	2.88
Commercial and industrial	14,629	0.88	16,946	1.10	18,536	1.21	20,995	1.56	25,785	1.91

Total nonaccruing commercial	54,268	1.73	62,278	2.02	69,739	2.20	63,449	2.07	77,400	2.46

Residential mortgage	11,137	1.82	11,312	1.78	13,074	2.00	30,693	4.33	30,385	4.18
Direct consumer	8,895	0.98	12,115	1.30	14,704	1.54	13,944	1.43	13,043	1.30
Indirect consumer	1,074	0.12	953	0.11	1,256	0.14	1,281	0.15	1,169	0.14

Total nonaccruing consumer	21,106	0.89	24,380	1.00	29,034	1.16	45,918	1.80	44,597	1.74

Total nonaccruing loans	75,374	1.37	86,658	1.57	98,773	1.74	109,367	1.94	121,997	2.14
Loans 90+ days still accruing	164	—	770	0.01	1,368	0.02	1,604	0.03	660	0.01

Total nonperforming portfolio loans	75,538	1.37	87,428	1.58	100,141	1.77	110,971	1.97	122,657	2.15
Nonperforming held for sale	3,264		2,372		20,134		11,395		30,359
Other repossessed assets acquired	11,803		12,422		16,665		17,032		22,227

Total nonperforming assets	$90,605		$102,222		$136,940		$139,398		$175,243

Restructured loans still accruing	$17,911		$32,347		$12,206		$12,682		$12,714

Commercial inflows	$14,027		$13,269		$23,901		$24,370		$29,486
Commercial outflows	(22,036)		(20,730)		(17,611)		(38,321)		(128,477)

Net change	$(8,009)		$(7,461)		$6,290		$(13,951)		$(98,991)

The decrease in nonperforming assets from December 31, 2011 was related to proactively managing and resolving delinquent commercial and consumer loans and reflects the improving risk profile of the loan portfolio.

Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all of the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At March 31, 2012, the recorded investment balance of TDRs approximated $30.1 million, of which $17.9 million were on accrual status and $12.2 million were on nonaccrual status. Of this total, $22.5 million were consumer and residential TDRs that carried a total specific reserve of $3.5 million. 48.3% of the principal amount of these TDRs involved only a reduction in interest rate, 34.2% involved both reduced interest rate and term extensions and 17.5% involved only term extensions. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Net Charge-Offs

	Three Months Ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011			March 31, 2011
(in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*		$	% of Portfolio*
Land hold	$—	—%	$(33)	(2.00)%	$—	—%	$4,719	N/M	%	$4,942	N/M	%
Land development	(83)	(4.64)	3,079	93.21	43	0.76	38	0.68		4,439	79.15
Construction	(101)	(6.33)	(4)	(0.24)	(5)	(0.34)	(1)	(0.04)		5,578	97.09
Income producing	4,151	1.90	11,924	5.18	3,156	1.28	8,228	3.24		77,589	30.30
Owner-occupied	2,537	1.73	5,791	3.80	2,129	1.33	3,149	1.90		25,260	14.80

Total commercial real estate	6,504	1.76	20,757	5.33	5,323	1.28	16,133	3.76		117,808	26.63
Commercial and industrial	3,029	0.74	1,032	0.27	1,225	0.32	7,176	2.13		32,013	9.59

Total commercial	9,533	1.22	21,789	2.80	6,548	0.82	23,309	3.04		149,821	19.30

Residential mortgage	5,076	3.34	1,170	0.73	18,364	11.13	4,431	2.51		3,400	1.90
Direct consumer	10,935	4.87	6,930	2.95	5,710	2.37	5,605	2.30		5,496	2.21
Indirect consumer	2,572	1.19	2,746	1.25	2,797	1.25	2,076	0.96		1,921	0.95

Total consumer	18,583	3.14	10,846	1.76	26,871	4.27	12,112	1.90		10,817	1.72

Total net charge-offs	$28,116	2.05	$32,635	2.30	$33,419	2.34	$35,421	2.51		$160,638	10.77

*	Represents an annualized rate.

N/M - Not Meaningful

The decreases in net charge-offs compared to December 31, 2011 and March 31, 2011 reflect the continued stability and steady improvement in portfolio and economic trends. In addition, the decrease in net charge-offs from March 31, 2011 reflects the resolution of certain problem assets through bulk sale and individual workout efforts. These decreases were partially offset by an increase in consumer charge offs in the first quarter of 2012 as a result of charges related to applying consumer credit policy updates to the existing portfolio that are not expected to recur.

Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan is 5 payments past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell before the loan becomes 120 days past due.

A summary of loan loss experience is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
(in thousands)	2012	2011
Allowance for loan losses - beginning of period	$172,726	$296,031
Provision for loan losses	8,397	88,724
Charge-offs	32,638	164,854
Recoveries	4,522	4,216

Net charge-offs	28,116	160,638

Allowance for loan losses - end of period	$153,007	$224,117

Portfolio loans outstanding at period end (1)	$5,528,063	$5,704,198
Average portfolio loans outstanding during period (1)	5,508,528	6,051,407
Allowance for loan losses as a percentage of portfolio loans	2.77%	3.93%
Ratio of net charge-offs during period to average portfolio loans (annualized)	2.05	10.77

(1)	Balances exclude loans held for sale.

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

Allocation of the Allowance for Loan Losses(1)

	March 31, 2012		December 31, 2011		March 31, 2011
(in thousands)	ALLL	Related NPL (2)	ALLL	Related NPL (2)	ALLL	Related NPL (2)
Specific allocated allowance:
Commercial and industrial	$194	$6,723	$42	$8,908	$695	$17,032
Commercial real estate	2,154	30,412	4,110	34,971	6,737	37,387
Residential mortgage	3,201	4,178	2,837	6,023	2,019	10,058
Direct consumer	328	600	70	500	184	1,048

Total specific allocated allowance	5,877	41,913	7,059	50,402	9,635	65,525
Risk allocated allowance:
Commercial and industrial	24,791	8,062	25,032	8,804	29,375	9,400
Commercial real estate	51,443	9,227	58,589	10,361	84,753	14,228

Total commercial	76,234	17,289	83,621	19,165	114,128	23,628
Residential mortgage	25,585	6,959	33,623	5,289	49,883	20,327
Direct consumer	34,372	8,303	32,950	11,619	31,812	12,008
Indirect consumer	8,939	1,074	12,973	953	14,909	1,169

Total risk allocated allowance	145,130	33,625	163,167	37,026	210,732	57,132

Total	151,007	75,538	170,226	87,428	220,367	122,657
General valuation allowances	2,000	—	2,500	—	3,750	—

Total	$153,007	$75,538	$172,726	$87,428	$224,117	$122,657

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	2.88%		0.48%		4.08%
Commercial real estate	7.08		11.75		18.02
Residential mortgage	76.61		47.11		20.08
Direct consumer	54.70		13.95		17.57
Total specific allocated allowance	14.02		14.01		14.70

Risk allocated allowance:
Commercial and industrial	307.50		284.31		312.51
Commercial real estate	557.49		565.53		595.69
Total commercial	440.92		436.34		483.03
Residential mortgage	367.66		635.65		245.40
Direct consumer	413.97		283.59		264.91
Indirect consumer	832.62		N/M		N/M
Total risk allocated allowance	431.61		440.68		368.85
Total	202.56		197.56		182.72

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	1.50		1.63		2.20
Commercial real estate	3.53		3.88		4.82
Total commercial	2.45		2.75		3.69
Residential mortgage	4.22		5.33		6.95
Direct consumer	3.81		3.53		3.16
Indirect consumer	1.03		1.49		1.81
Total risk allocated allowance	2.65		2.98		3.74
Total allowance	2.77		3.12		3.93

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

(2)

Related nonperforming loans (“NPL”) amounts in risk allocated allowances include loans 90+ days past due and still accruing but classified as nonperforming. NPLs exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.

(3)	The portfolio balance of the loans with a specific allocated allowance is equal to the related NPL for said loans.
(4)	Portfolio loans only include loan balances evaluated for risk allocated allowance.

Total Allowance for Loan Losses. The decreases in the total allowance from March 31, 2011 was primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the stability in both portfolio and economic trends, as well as lower reserves identified for specific commercial loans. The decrease from December 31, 2011 reflects the continuing stability in both portfolio and economic trends.

The allowance as a percentage of nonperforming loans at March 31, 2012 increased from December 31, 2011 and March 31, 2011 primarily as a result of the allowance for loan losses declining at a slower pace than the decline in nonperforming loans. While nonperforming loans declined over both periods, other offsetting factors that affect the risk allocated allowance such as historical loss experience, the continued depressed values in the real estate market, and other credit metrics resulted in a higher proportionate allowance.

Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at March 31, 2012. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $8.4 million in the first quarter of 2012, compared with $88.7 million in the first quarter of 2011. The decrease in the provision was primarily due to the substantial completion of the accelerated problem asset resolution efforts during the first quarter of 2011.

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

The fair value of nonperforming residential mortgage loans is based on the underlying collateral’s value obtained through appraisals, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured nonperforming loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.

The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from December 31, 2011 and March 31, 2011, primarily as a result of the improved mix of evaluated balances where the expected realizable value of the collateral provides sufficient coverage for the remaining outstanding balance.

Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decrease in the risk allocated allowance from March 31, 2011 was primarily related to the decrease in the loan portfolio balances that are evaluated for this reserve. The decrease from December 31, 2011 reflects the continuing stability in both portfolio and economic trends. The risk allocated allowance did not decrease to the same extent as the portfolio balance. However, other factors that affect the risk allocated allowance, such as credit metrics, delinquencies and the depressed real estate market, made it appropriate in management’s judgment to maintain a higher proportionate allowance. The majority of the decline from March 31, 2011 relates to the improvement in credit quality of the remaining portfolio at March 31, 2012, as evidenced by the 28.5% decline in commercial loans past due 30-89 days and the 29.9% decline in nonaccruing commercial loans.

General Valuation Allowance. The general valuation allowance is used to calibrate for the current economic cycle Citizens is experiencing along with the impact of potential strategies or initiatives that may exhibit results that differ from historical trend experience. Recognizing the inherent imprecision of any loan loss allocation model, the incorporation of these impacts is intended to account for other incurred but not yet recognized losses that are not fully addressed in our other allowance categories.

Loans Held for Sale

Loans held for sale at March 31, 2012 were $13.6 million, an increase of $3.2 million or 31.0% from December 31, 2011 and a decrease of $24.5 million or 64.3% from March 31, 2011. The increase from December 31, 2011 reflects an increase in the balance of mortgages originated for resale. The decrease from March 31, 2011 reflects declines due to customer paydowns, workout activities, sales, writedowns to reflect further fair value declines of the underlying collateral, and transfers to ORE.

Deposits

Total deposits at March 31, 2012 were $7.5 billion, an increase of $95.4 million or 1.3% from December 31, 2011 and a decrease of $201.1 million or 2.6% from March 31, 2011. Core deposits, which exclude all time deposits, totaled $5.5 billion at March 31, 2012, an increase of $263.6 million or 5.1% from December 31, 2011 and an increase of $439.7 million or 8.8% over March 31, 2011. The increases in core deposits were the result of a continued focus on core deposit gathering. Time deposits totaled $2.0 billion at March 31, 2012, a decrease of $168.2 million or 7.6% from December 31, 2011 and a decrease of $640.9 million or 24.0% from March 31, 2011. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.

Citizens primarily gathers deposits from the local markets it serves but has utilized brokered deposits from time to time when cost effective. Excluding brokered deposits, Citizens had $562.8 million in time deposits of $100,000 or more at March 31, 2012, compared with $614.6 million at December 31, 2011 and $747.3 million at March 31, 2011. Time deposits greater than $100,000 decreased primarily as a result of the strategic focus on growing relationship balances, which resulted in a reduction in single service high cost retail time deposits. At March 31, 2012, Citizens had $224.4 million in brokered deposits, compared with $248.7 million at December 31, 2011 and $306.0 million at March 31, 2011. Brokered deposit balances decreased as excess liquidity was used to pay off maturing balances. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

Borrowed Funds

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at March 31, 2012 totaled $34.8 million, a decrease of $5.3 million or 13.3% from December 31, 2011 and a decrease of $6.0 million or 14.7% from March 31, 2011. The decreases reflect a reduction in short-term repurchase agreement balances.

Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at March 31, 2012 totaled $853.6 million, essentially unchanged from December 31, 2011 and a decrease of $53.0 million or 5.9% from March 31, 2011. The decreases were primarily the result of using excess liquidity to pay down wholesale funding at its contractual maturity.

Capital Resources

Shareholders’ equity at March 31, 2012 totaled $1.0 billion, an increase of $25.1 million or 2.5% from December 31, 2011 and an increase of $99.2 million or 10.5% from March 31, 2011. Book value per common share at March 31, 2012, December 31, 2011, and March 31, 2011 was $18.83, $18.24, and $16.73, respectively.

As previously mentioned, with continued positive performance of earnings and credit quality in the second quarter of 2012, we believe we may be able to fully restore the value of our deferred tax asset as of the end of the second quarter. The reversal of the valuation allowance will decrease Citizens’ income tax expense and increase net income and capital in the period of such reversal. However, the Federal Reserve limits the amount of net deferred tax assets that can be included in Tier 1 capital. Deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of such deferred tax assets that the Corporation expects to realize within one year based on our projected future taxable income for that period or (ii) 10% of the amount of the Corporation’s Tier 1 capital.

Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. Citizens’ capital ratios are presented below.

Capital Ratios

	Regulatory Minimum for “Well- Capitalized”	March 31, 2012	December 31, 2011	March 31, 2011
Leverage ratio	5.00%	8.71%	8.45%	7.39%
Tier 1 capital ratio	6.00	13.70	13.51	11.90
Total capital ratio	10.00	14.97	14.84	13.24
Tier 1 common equity (non-GAAP)		7.49	7.24	5.93
Tangible equity to tangible assets (non-GAAP)		7.78	7.59	6.57
Tangible common equity to tangible assets (non-GAAP)		4.68	4.47	3.59

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations and off-balance sheet arrangements are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.

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

Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings relate Citizens’ ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit ratings were downgraded by Moody’s Investor Service, Standard & Poor’s, Dominion Bond Rating Service, and Fitch Ratings throughout 2009 and 2010. During 2010, Standard & Poor’s and Dominion Bond Rating Service discontinued rating Citizens. In January of 2012, Fitch Ratings raised Citizens’ Long-term Issuer rating from CCC to B with a positive outlook. In February of 2012, Moody’s affirmed Citizens’ ratings and raised the long-term issuer rating outlook to stable. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Credit Ratings

	Moody’s	Fitch Ratings

Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (OS)	B (OP)
	2/8/2012	1/31/2012

Short-term/Commercial Paper	NP	B
	2/8/2012	1/31/2012

Trust Preferred	Caa2 (ON)	C
	1/28/2010	1/31/2012

Citizens Bank
Certificate of Deposit	Ba3 (OS)	B+
	2/8/2012	1/31/2012

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiary and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus the retained net income of the preceding two years (which was negative during 2010 and 2011). Distributions in excess of this limit require prior regulatory approval. Since 2009, neither the Holding Company nor the Bank has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s current cash available for use totaled $55.0 million as of March 31, 2012. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.

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

Since the first quarter of 2010, Citizens has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program, in each case, as permitted by the underlying documentation. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.5 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of March 31, 2012, the amount of the arrearage (including interest on missed dividends) on the dividend payments of the Series A Preferred Stock is $35.7 million and the amount of the arrearage (including interest on missed interest payments) on the subordinated debentures associated with the trust preferred securities is $11.1 million. The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the Series A Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears.

Citizens’ long-term debt to equity ratio improved to 81.7% as of March 31, 2012 compared with 83.8% as of December 31, 2011, and 95.9% as of March 31, 2011. Changes in deposit obligations and short-term and long-term debt during the first quarter of 2012 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

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

The asset/liability management process seeks to insulate net interest income from large fluctuations attributable to changes in market interest rates and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, Citizens’ interest rate sensitivity is monitored on an ongoing basis by its Asset Liability Committee, which oversees interest rate risk management and establishes risk measures, limits, and policy guidelines. A combination of complementary techniques is used to measure interest rate risk exposure, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships. These measures include static repricing gap analysis, simulation of earnings, and estimates of economic value of equity.

Static repricing gap analysis provides a measurement of reprice risk on Citizens’ balance sheet as of a point in time. This measurement is accomplished through stratification of Citizens’ rate sensitive assets and liabilities into repricing periods. The sums of assets and liabilities maturing or repricing in each of these periods are compared for mismatches within each time segment. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing and maturity periods based upon historical experience. Repricing periods for assets include the effects of expected prepayments on cash flows.

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $908 million or 9.5% of total assets as of March 31, 2012 compared with $843.0 million or 8.9% of total assets at December 31, 2011. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with March 31, 2012 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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

Net interest income simulations were performed as of March 31, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.8% and 1.2%, respectively, from what it would be if rates were to remain at March 31, 2012 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at March 31, 2012, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2011. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Although Citizens was not in compliance at March 31, 2012, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 13 to the unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of Citizens’ 2011 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” of this Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the first quarter of 2012, putative class action litigation was filed against the Bank and the Corporation, in the United States District Court for the Eastern District of Michigan and in Genesee County Circuit Court in the State of Michigan, relating to the Bank’s practices in posting debit card transactions to customers’ deposit accounts. The class of plaintiffs, which purports to constitute substantially all of the Bank’s customers during the class period, alleges that the Bank improperly reordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Bank should have processed such transactions in the chronological order they were authorized or from lowest to highest, and seek restitution for the fees they claim were wrongly charged as well as a declaratory judgment and attorney fees. Citizens has filed a motion to dismiss the first action filed in federal court. The state court action has been stayed, and the same lead plaintiff then filed suit in federal court, where Citizens intends to file a motion to dismiss. This litigation is still in its early stages and there can be no assurance that the outcome will not be adverse to Citizens. However, based on the information currently known, Citizens does not believe the resolution of this litigation will have a material adverse effect on its results of operations, cash flows or financial condition.

Item 1A. Risk Factors

On April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation terminated their written supervisory agreement with Citizens, and its subsidiary, Citizens Bank, dated July 28, 2010. The risk factors in Citizens’ 2011 Annual Report on Form 10-K contain a number of references to the risk related to the written agreement which are no longer relevant. These risk factors are amended and restated as set forth below. Other than such modifications, there have been no material changes to the risk factors set forth in Item 1A of Part I of Citizens’ 2011 Annual Report on Form 10-K. Those risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, or results of operations.

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

While the Michigan economy is showing increasing signs of stability and we believe the national unemployment rate is set to resume trending downward, economic growth has been slow. With historic weaknesses in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses in previous years and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations, or regulatory policies or standards could also result in heightened regulatory scrutiny and in further sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to operate or expand our business, could require us to raise additional capital, sell assets or take other actions on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.

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

As a bank holding company that conducts substantially all of our operations through our operating subsidiary, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiary and its ability to pay dividends to our Holding Company. Dividends paid by the subsidiary are subject to limits imposed by federal and state law.

The Holding Company is a separate and distinct legal entity from our operating subsidiary, the Bank, and it receives substantially all of its revenue from dividends from the Bank and sales of our securities to investors. Dividends from the Bank are an important source of funds to pay dividends on common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that our subsidiary may pay to the Holding Company. Also, our Holding Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. If we are unable to pay dividends to our Holding Company, we may not be able to service debt, pay obligations or, should we have the ability to do so in the future, pay dividends on common stock.

The Holding Company’s interest and preferred dividend payment obligations are approximately $20 million annually. In early 2010, we suspended the dividend payments on our trust preferred securities and on our TARP Preferred Stock issued to the Treasury, temporarily reducing our payment obligations to approximately $7 million annually, although these obligations continue to accrue. There can be no assurance that the Holding Company’s cash resources will be sufficient to fulfill its obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (2)

January 2012	6,106	$12.97	—	124,115
February 2012	—	—	—	124,115
March 2012	—	—	—	124,115

Total	6,106	$12.97	—	124,115

(1)

Shares repurchased in connection with taxes due from employees as a result of the vesting of certain restricted share awards in accordance with the related grant agreements. These repurchases were not part of the repurchase program approved in October 2003.

(2)

In October 2003, the Board of Directors approved the repurchase of 300,000 shares of common stock from time to time in the market. There is no expiration date for the repurchase program. The repurchase of shares is generally prohibited, with certain exceptions, by the CPP Letter Agreement while Treasury continues to hold the related Series A Preferred Stock, by the terms of Citizens’ outstanding trust preferred securities, and is also subject to limitations that may be imposed by applicable securities laws and regulations and the rules of NASDAQ. The timing of the purchases and the number of shares to be bought at any one time also depend on market conditions and Citizens’ capital requirements. There can be no assurance that Citizens will repurchase the remaining shares authorized to be repurchased.

Item 3. Defaults Upon Senior Securities

As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of March 31, 2012, the amount of the arrearage (including interest on the dividend payments) on the dividend payments of the Series A Preferred Stock is $35.7 million and the amount of the arrearage (including interest on the interest payments) on the payments on the subordinated debt associated with the trust preferred securities is $11.1 million.

Item 6. Exhibits

The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.

Date:	May 3, 2012	By	/s/ Lisa T. McNeely
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